Form 10-Q
period 1996-05-04
AMERICAN EAGLE OUTFITTERS INC
filed 1996-06-14
CIK 919012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______________to______________

                        COMMISSION FILE NUMBER: 0-23760

                        AMERICAN EAGLE OUTFITTERS, INC.
             (Exact name of registrant as specified in its charter)

             OHIO                                No. 25-1724320
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

 150 THORN HILL DRIVE, WARRENDALE, PA             15086-7528
(Address of principal executive offices)          (Zipcode)

                                 (412) 776-4857
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X              No
       ---                 ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,875,000 shares outstanding as of June 3, 1996

                        AMERICAN EAGLE OUTFITTERS, INC.
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                          PAGE NO.
Item 1. Financial Statements
  Consolidated Balance Sheets
  May 4, 1996 (unaudited) and February 3, 1996                             3

  Consolidated Statements of Operations (unaudited)
  Three months ended May 4, 1996 and April 29, 1995                        4

  Consolidated Statements of Cash Flows (unaudited)
  Three months ended May 4, 1996 and April 29, 1995                        5

  Notes to Consolidated Financial Statements                              6-7

  Review By Independent Accountants                                        8

  Independent Accountants' Review Report                                   8

Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                               9-10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 N/A

Item 2. Changes in Securities                                             N/A

Item 3. Defaults Upon Senior Securities                                   N/A

Item 4. Submission of Matters to a Vote of Security Holders               N/A

Item 5. Other Information                                                 N/A

Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12

Exhibit 23  Acknowledgment of Independent Accountants                     13

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands, except common stock share amounts)         May 4, 1996          February 3, 1996
                                                          -----------          ----------------
Assets                                                    (Unaudited)
Current assets:

   Cash and cash equivalents                                 $17,857               $19,986
   Merchandise inventory                                      24,469                23,394
   Receivables                                                 2,467                 5,642
   Prepaid expenses and other                                  5,017                 4,429
   Deferred income taxes                                       2,891                 2,891
                                                             -------               -------
Total current assets                                          52,701                56,342
                                                             -------               -------
Fixed assets:
   Fixtures and equipment                                     26,949                26,447
   Leasehold improvements                                     30,987                30,326
                                                             -------               -------
                                                              57,936                56,773

   Less: Accumulated depreciation and amortization            24,515                23,044
                                                             -------               -------
                                                              33,421                33,729
Notes receivable                                                --                   3,568
Other assets                                                   1,779                 1,724
                                                             -------               -------
Total assets                                                 $87,901               $95,363
                                                             =======               =======


Liabilities and stockholders' equity
Current liabilities:

   Accounts payable                                          $14,507               $16,166
   Accrued compensation and payroll taxes                      3,848                 4,255
   Accrued rent                                                4,883                 4,550
   Accrued income taxes                                        1,145                 3,536
   Other liabilities and accrued expenses                      2,508                 3,060
                                                             -------               -------
Total current liabilities                                     26,891                31,567
                                                             -------               -------
Stockholders' equity:
   Common stock, 30,000,000 shares authorized and
     10,000,000 shares issued                                 52,501                52,507
   Contributed capital                                         4,262                 4,262
   Retained earnings                                           8,203                11,194
                                                             -------               -------
                                                              64,966                67,963

Less:  Deferred compensation                                   2,440                 2,651
       Treasury stock, 125,000 shares                          1,516                 1,516
                                                             -------               -------
Total stockholders' equity                                    61,010                63,796
                                                             -------               -------
Total liabilities and stockholders' equity                   $87,901               $95,363
                                                             =======               =======

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                              Three Months Ended
                                                              ------------------
                                                          May 4,            April 29,
                                                           1996               1995
                                                           ----               ----
Net sales                                                $54,396            $ 48,417
Cost of sales, including certain buying, occupancy
  and warehousing expenses                                40,786              42,085
                                                         -------            --------
Gross profit                                              13,610               6,332
  Selling, general and administrative expenses            17,286              16,734
  Depreciation and amortization                            1,567               1,311
                                                         -------            --------
Operating loss                                            (5,243)            (11,713)
  Interest (income) expense, net                            (314)                 93
                                                         -------            --------
Loss before income taxes                                  (4,929)            (11,806)
Benefit for income taxes                                  (1,938)             (4,883)
                                                         -------            --------
Net loss                                                 $(2,991)           $ (6,923)
                                                         =======            ========

Net loss per common share                                $ (0.30)           $  (0.69)
                                                         =======            ========

Weighted average common shares outstanding                 9,875              10,000
                                                         =======            ========

Retained earnings, beginning                             $11,194            $ 12,527
Net loss                                                  (2,991)             (6,923)
                                                         -------            --------
Retained earnings, ending                                $ 8,203            $  5,604
                                                         =======            ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                  (Unaudited)
                                 (In thousands)

                                                                Three Months
                                                                ------------
                                                             May 4,     April 29,
                                                              1996        1995
                                                              ----        ----
Net loss                                                   $ (2,991)   $ (6,923)
Adjustments to reconcile net income to net cash provided
 by (used for) operating activities:

   Depreciation and amortization                              1,567       1,311
   Loss on disposal                                             237          70
   Restricted stock compensation                                206         328
   Deferred income taxes                                         --        (464)

Changes in assets and liabilities:

   Merchandise inventory                                     (1,075)    (10,242)
   Receivables                                                3,173       2,629
   Prepaid and other                                           (649)     (1,656)
   Accounts payable                                          (1,660)     (2,378)
   Accrued liabilities                                       (3,038)     (4,705)
                                                           --------    --------
      Total adjustments                                      (1,239)    (15,107)
                                                           --------    --------
Net cash used for operating activities                       (4,230)    (22,030)
                                                           --------    --------
Investing activities:

Capital expenditures                                         (1,467)     (5,014)
Collection on notes from sale of outlet stores                3,568          --
                                                           --------    --------
Net cash provided by (used for) financing activities          2,101      (5,014)
                                                           --------    --------
Financing activities:

Net borrowings on notes payable                                  --      16,900
                                                           --------    --------
Net cash provided by financing activities                        --      16,900
                                                           --------    --------
Net decrease in cash                                         (2,129)    (10,144)
Cash - beginning of period                                   19,986      10,363
                                                           --------    --------
Cash - end of period                                       $ 17,857    $    219
                                                           ========    ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at May 4, 1996 and for the three months ended May 4, 1996 (the "current period") and April 29, 1995 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 3, 1996 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Transition 1996 Annual Report.

2.  Basis of Presentation

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Earnings Per Share

Earnings per share have been computed based upon the weighted average number of common shares outstanding during the periods presented. Common share equivalents, principally in the form of employee stock option awards, are not reflected in the common stock outstanding as they are anti-dilutive.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the May 4, 1996 presentation.

3.  Supplemental Disclosures of Cash Flow Information

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the quarter ended May 4, 1996. Interest costs were $0.1 million during the prior period. Income tax payments were $0.6 million and $0.1 million during the current and prior periods, respectively.

4.  Related Party Transactions

As described in the information that follows, the Company has various transactions with related parties. The nature of the relationship is primarily through common ownership. The Company has an operating lease for its corporate headquarters and distribution center with an affiliate of the Company. The lease, which was entered into on January 1, 1996, and expires on December 31, 2010 provides for annual rental payments of approximately $1.2 million through 2001, $1.6 million through 2006, and $1.8 million through the end of the lease.

In addition, the Company purchases merchandise from and sells merchandise to various related parties and uses the services of a related importing company.

Transactions with these related parties and associated balance sheet amounts were as follows:

  (In thousands)

                                                      May 4,         April 29,
                                                       1996            1995
                                                       ----            ----
Merchandise purchases plus
 import administrative charges                        $7,076         $10,670
Accounts payable                                      $4,499         $   N/A
Accounts receivable                                   $  401         $   N/A
Rent expense                                          $  395         $   334
Merchandise sales                                     $  178         $   523

The Company has provided loans to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995. As of May 4, 1996, the outstanding value of these loans, including interest at 6.8%, approximated $350,000 as compared with $345,000 at February 3, 1996.

5.  Income Taxes

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the accompanying Consolidated Financial Statements. For the three months ended May 4, 1996 and April 29, 1995, the effective tax rate used to provide income tax amounts was 39.3%.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the quarters ended May 4, 1996 and April 29, 1995, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of May 4, 1996, and the consolidated statements of operations and cash flows for the three-month periods ended May 4, 1996, and April 29, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 3, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 29, 1996 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                        ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
May 28, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                              Three months ended
                                                              ------------------
                                                             May 4,       April 29,
                                                              1996          1995
                                                              ----          ----
Net sales                                                    100.0%        100.0%
Cost of sales, including certain buying,
  occupancy and warehousing expenses                          75.0          86.9
                                                             -----         -----
Gross profit                                                  25.0          13.1
Selling, general and administrative expenses                  31.8          34.6
Depreciation and amortization                                  2.9           2.7
                                                             -----         -----
Operating loss                                                (9.7)        (24.2)
Interest (income) expense, net                                (0.6)          0.2
                                                             -----         -----
Loss before income taxes                                      (9.1)        (24.4)
Benefit for income taxes                                      (3.6)        (10.1)
                                                             -----         -----
Net loss                                                      (5.5)%       (14.3)%
                                                             -----         -----

Comparison of three months ended May 4, 1996 to three months ended April 29,
1995

Net sales for the three months ended May 4, 1996 (the "current period") increased to $54.4 million from $48.4 million for the three months ended April 29, 1995 (the "prior period"). The $6.0 million or 12.3% increase in net sales was attributable to an increase of $4.1 million or 10.3% in comparable store sales and $7.7 million from non-comparable stores. Net sales in the prior period included $5.8 million in sales generated by the outlet stores which were sold in October 1995. The Company operated 274 stores, excluding 3 temporary locations, at the end of the current period, compared to 273 stores operated at the end of the prior period. The total increase in net sales resulted primarily from an increase in units sold.

Gross profit for the current period increased to $13.6 million from $6.3 million for the prior period. Gross profit as a percent of net sales for the current period increased to 25.0% from 13.1% for the prior period. The increase in gross profit was primarily attributable to higher markon and a decrease in markdowns.

Selling, general and administrative expenses for the current period increased to $17.3 million from $16.7 million for the prior period. As a percent of net sales, these expenses decreased to 31.8% from 34.6% for the prior period. The increase of $0.6 million resulted primarily from additional advertising and other store expenses necessary to support new store openings as compared to the prior period. The 2.8% improvement as a percent to sales resulted from the favorable sales performance as well as improved store level payroll performance.

Depreciation and amortization expense for the current period increased to $1.6 million from $1.3 million for the prior period. As a percent of net sales, these expenses increased to 2.9% from 2.7% from the prior period, due to additional new stores, capital additions and the reduction of the estimated useful life of certain computer and related equipment.

Interest income for the current period was $0.3 million compared to interest expense of $0.1 million for the prior period. Interest expense decreased because no borrowings were required under the terms of the Company's line of credit during the quarter ended May 4, 1996. The interest income for the current period resulted from interest on notes receivable and cash investments.

The loss before income taxes for the current period decreased to $4.9 million from $11.8 million for the prior period. As a percent of net sales, loss before income taxes for the current period decreased to 9.1% from 24.4% for the prior period. The decrease in loss before income taxes of $6.9 million was primarily a result of the favorable sales performance and higher margins attributable to higher markon and lower markdowns.

Liquidity and Capital Resources

The Company's primary sources of working capital are cash and cash equivalents provided by operating activities and borrowings under its revolving credit facility. The primary uses are for the acquisition of inventory and fixed assets. The Company had working capital of $25.8 and $24.8 million at May 4, 1996 and February 3, 1996, respectively. The current period increase resulted from the increase in cash provided primarily by the collection of the $3.6 million in notes from the October 1995 sale of the outlet division.

For the current period, the cash used for operating activities of $4.2 million was primarily the result of inventory increases, funding of current liabilities and the net loss for the period.

At May 4, 1996, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.25% at May 4, 1996) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were outstanding and letters of credit in the amount of $21.3 million were outstanding at May 4, 1996. The remaining available balance on the line was $38.7 million at May 4, 1996.

Capital expenditures, net of construction allowances, totaled $1.5 million for the current period. These expenditures included the addition of 3 new store locations, as well as remodels. In line with the Company's stated goal of absorbing the prior significant new store growth, the Company plans to open fewer new stores in fiscal 1996 than in 1995 and 1994. The number of new store openings currently planned is approximately 35, although the number may be increased or decreased depending on the Company's financial position and the number of advantageous mall store leases that may become available. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through fiscal 1996.

Seasonality and General Economic Conditions

The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for fiscal 1996 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth below, as well as other risks previously disclosed in the Company's securities filings.

Historically, the Company's operations have been seasonal, with highest sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. The Company has historically recognized net losses during its first and second fiscal quarters.

The Company's results of operations will also fluctuate from quarter to quarter in the future as a result of numerous other factors. These include factors the Company cannot control that impact mall-based apparel retailers generally, such as factors affecting the amount of traffic in enclosed shopping malls and regional and national economic conditions affecting disposable consumer incomes. They also include factors over which the Company has some control, such as distinguishing itself from its competitors based on the quality and design of its private label brand names, identifying and responding to fashion trends in a timely manner, the ability to direct source merchandise closer to need and in appropriate quantities, the ability to retain qualified personnel and the number and timing of the opening of new stores. Any one or a combination of these factors could have a material adverse affect on the Company's results of operations and financial condition.

Impact of Inflation

The Company does not believe that the relatively modest levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability. Substantial increases in cost, however, could have a significant impact on the Company and the industry in the future.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits - None

        Exhibit No.            Description
        -----------            -----------
               23.             Acknowledgment of Independent Accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated  June 12, 1996

                                        American Eagle Outfitters, Inc.
                                        (Registrant)


                                        /s/ LAURA A. WEIL
                                        -------------------------------
                                        Laura A. Weil
                                        Executive Vice President
                                        and Chief Financial Officer


                                        /s/ DALE E. CLIFTON
                                        -------------------------------
                                        Dale E. Clifton
                                        Vice President, Controller
                                        and Chief Accounting Officer