Form 10-Q
period 1996-08-03
AMERICAN EAGLE OUTFITTERS INC
filed 1996-09-13
CIK 919012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996

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

  Yes  X   No
     ----     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE, 9,885,400 SHARES OUTSTANDING AS OF AUGUST 21, 1996

                        AMERICAN EAGLE OUTFITTERS, INC.
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
Item 1. Financial Statements
    Consolidated Balance Sheets
      August 3, 1996 (unaudited) and February 3, 1996                          3
    Consolidated Statements of Operations (unaudited)
      Three months ended and six months ended
      August 3, 1996 and July 29, 1995                                         4
    Consolidated Statements of Cash Flows (unaudited)
      Six months ended August 3, 1996 and July 29, 1995                        5
    Notes to Consolidated Financial Statements                               6-7
    Review By Independent Accountants                                          8
    Independent Accountants' Review Report                                     8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               9-11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                N/A

Item 3. Defaults Upon Senior Securities                                      N/A

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 5. Other Information                                                    N/A

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    14

Exhibit 23   Acknowledgment of Independent Accountants                        15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                          CONSOLIDATED BALANCE SHEETS

               (In thousands, except common stock share amounts)             August 3,                February 3,
                                                                               1996                      1996
                                                                               ----                      ----
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $16,327                  $19,986
   Merchandise inventory                                                       34,329                   23,394
   Receivables                                                                  2,667                    5,642
   Prepaid expenses and other                                                   4,830                    4,429
   Deferred income taxes                                                        4,710                    2,891
                                                                              -------                  -------
Total current assets                                                           62,863                   56,342
                                                                              -------                  -------
Fixed assets:
   Fixtures and equipment                                                      21,786                   26,447
   Leasehold improvements                                                      31,324                   30,326
                                                                              -------                  -------
                                                                               53,110                   56,773
   Less: Accumulated depreciation and amortization                             20,923                   23,044
                                                                              -------                  -------
                                                                               32,187                   33,729
                                                                              -------                  -------
Notes receivable                                                                   --                    3,568
Other assets                                                                    2,310                    1,724
                                                                              -------                  -------
Total assets                                                                  $97,360                  $95,363
                                                                              =======                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $22,015                  $16,166
   Accrued compensation and payroll taxes                                       4,088                    4,255
   Accrued rent                                                                 5,422                    4,550
   Accrued income and franchise taxes                                           1,406                    3,536
   Other liabilities and accrued expenses                                       2,834                    3,060
                                                                              -------                  -------
Total current liabilities                                                      35,765                   31,567
                                                                              -------                  -------
Stockholders' equity:
   Common stock, 30,000,000 shares authorized and

     10,005,400 shares issued  (10,000,000 shares at February 3, 1996)         52,535                   52,507
   Contributed capital                                                          4,262                    4,262
   Retained earnings                                                            8,549                   11,194
                                                                              -------                  -------
                                                                               65,346                   67,963

Less:  Deferred compensation                                                    2,235                    2,651
           Treasury stock, 125,000 shares                                       1,516                    1,516
                                                                              -------                  -------
Total stockholders' equity                                                     61,595                   63,796
                                                                              -------                  -------
Stockholders' equity

Total liabilities and stockholders' equity                                    $97,360                  $95,363
                                                                              =======                  =======

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                              Three Months Ended              Six Months Ended
                                                              ------------------              ----------------
                                                            August 3,      July 29,        August 3,      July 29,
                                                              1996          1995             1996          1995
                                                              ----          ----             ----          ----
Net sales                                                    $70,257       $65,337         $124,653      $113,754

Cost of sales, including certain buying, occupancy
   and warehousing expenses                                   49,018        47,234           89,804        89,319
                                                             -------       -------         --------      --------
Gross profit                                                  21,239        18,103           34,849        24,435

   Selling, general and administrative expenses               19,419        18,573           36,705        35,306

   Depreciation and amortization                               1,526         1,469            3,093         2,780
                                                             -------       -------         --------      --------
Operating income (loss)                                          294        (1,939)          (4,949)      (13,651)

   Interest income (expense), net                                275          (460)             589          (553)
                                                             -------       -------         --------      --------
Income (loss) before income taxes                                569        (2,399)          (4,360)      (14,204)

Provision (benefit) for income taxes                             223          (846)          (1,715)       (5,728)
                                                             -------       -------         --------      --------
Net income (loss)                                            $   346       $(1,553)        $ (2,645)     $ (8,476)
                                                             =======       =======         ========      ========
Net income (loss) per common share                           $  0.04       $ (0.16)        $  (0.27)     $  (0.85)
                                                             =======       =======         ========      ========
Weighted average common shares outstanding                     9,877        10,000            9,876        10,000
                                                             =======       =======         ========      ========

Retained earnings, beginning                                 $ 8,203       $ 5,604         $ 11,194      $ 12,527

Net income (loss)                                                346        (1,553)          (2,645)       (8,476)
                                                             -------       -------         --------      --------
Retained earnings, ending                                    $ 8,549       $ 4,051         $  8,549      $  4,051
                                                             =======       =======         ========      ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                           August 3,            July 29,
                                                                             1996                 1995
                                                                             ----                 ----
Net loss                                                                   $ (2,645)            $ (8,476)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
(USED FOR) OPERATING ACTIVITIES:

   Depreciation and amortization                                              3,093                2,780

   Loss on disposal                                                             912                  175

   Restricted stock compensation                                                416                  528

   Deferred income taxes                                                     (2,094)                (308)

CHANGES IN ASSETS AND LIABILITIES:

   Merchandise inventory                                                    (10,935)             (28,982)

   Receivables                                                                2,975                1,142

   Prepaid and other                                                           (775)              (4,419)

   Accounts payable                                                           5,849               12,123

   Accrued liabilities                                                       (1,664)              (2,683)
                                                                           --------             --------
      Total adjustments                                                      (2,223)             (19,644)
                                                                           --------             --------
Net cash used for operating activities                                       (4,868)             (28,120)
                                                                           --------             --------
INVESTING ACTIVITIES:

Capital expenditures                                                         (4,686)             (10,501)

Collection on notes from sale of outlet stores                                3,568                   --

Proceeds from sales of fixed assets                                           2,299                   --
                                                                           --------             --------
Net cash provided by (used for) investing activities                          1,181              (10,501)
                                                                           --------             --------
FINANCING ACTIVITIES:

Net borrowings on notes payable                                                  --               28,800

Exercise of stock options                                                        28                   --
                                                                           --------             --------
Net cash provided by financing activities                                        28               28,800
                                                                           --------             --------
Net increase (decrease) in cash                                              (3,659)              (9,821)

Cash - beginning of period                                                   19,986               10,363
                                                                           --------             --------
Cash - end of period                                                       $ 16,327             $    542
                                                                           ========             ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at August 3, 1996 and for the three and six month periods ended August 3, 1996 (the "current period") and July 29, 1995 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 3, 1996 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average number of common shares outstanding during the periods presented. Common share equivalents, principally in the form of employee stock option awards, are not reflected in the common stock outstanding as they either have a nominal effect on the number of shares outstanding or are anti-dilutive.

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the August 3, 1996 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the six months ended August 3, 1996. Interest costs were $0.6 million during the six months ended July 29, 1995. Income tax payments were $2.6 million and $0.2 million during the six months ended August 3, 1996 and July 29, 1995, respectively.

4.  RELATED PARTY TRANSACTIONS

As described in the information that follows, the Company has various transactions with related parties. The nature of the relationship is primarily through common ownership. The Company has an operating lease for its corporate headquarters and distribution center with an affiliate of the Company. The lease, which was entered into on January 1, 1996, and expires on December 31, 2010, provides for annual rental payments of approximately $1.2 million through 2001, $1.6 million through 2006, and $1.8 million through the end of the lease.

In addition, the Company purchases merchandise from and sells merchandise to various related parties and uses the services of a related importing company.

Transactions with these related parties and associated balance sheet amounts were as follows:

  (In thousands)

                                        Three Months Ended                      Six Months Ended
                                        ------------------                      ----------------
                                    August 3,          July 29,           August 3,            July 29,
                                      1996               1995               1996                 1995
                                      ----               ----               ----                 ----
Merchandise purchases plus
 import administrative charges       $11,724           $11,652             $18,800             $22,322

Accounts payable                     $ 8,527           $16,264             $ 8,527             $16,264

Accounts receivable                  $ 1,313           $ 1,066             $ 1,313             $ 1,066

Rent expense                         $   388           $   728             $   783             $ 1,062

Merchandise sales                    $   802           $   809             $   980             $ 1,332

The Company has provided loans to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995. As of August 3, 1996, the outstanding value of these loans, including interest at 6.8%, approximated $356,000 as compared with $345,000 at February 3, 1996.

5.  INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the accompanying Consolidated Financial Statements. For the three months and six months ended August 3, 1996 and July 29, 1995, the effective tax rate used to provide income tax amounts was 39.3%.

6.  LEGAL PROCEEDINGS

On November 30, 1995, a complaint was filed in the United States District Court for the Western District of Pennsylvania under the caption Thomas G. DiCicco v. American Eagle Outfitters, Inc., et al., No. 95-1937, as a class action on behalf of purchasers of the Company's common stock during the period August 4, 1994 through October 26, 1995. It alleged violations of the federal securities laws arising out of purported misrepresentations and non-disclosures concerning the Company and its financial condition. The matter has been settled on a basis satisfactory to the Company. A settlement agreement has been entered into, subject to court approval, which approval is anticipated by the end of the calendar year. Earnings as reported reflect full settlement of the lawsuit.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the quarters ended August 3, 1996 and July 29, 1995, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of August 3, 1996, and the consolidated statements of operations for the three-month and six-month periods ended August 3, 1996, and July 29, 1995 and the statement of cash flows for the six-month periods ended August 3, 1996 and July 29, 1995. These financial statements are the responsibility of the Company's management.

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

Pittsburgh, Pennsylvania
August 23, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                     Three months ended           Six months ended
                                                     ------------------           ----------------
                                                    Aug. 3,      July 29,      Aug.3,          July 29,
                                                     1996         1995          1996            1995
                                                     ----         ----          ----            ----
Net sales                                            100.0%       100.0%        100.0%          100.0%

Cost of sales, including certain buying,
occupancy and warehousing expenses                    69.8         72.3          72.0            78.5
                                                     -----        -----         -----           -----

Gross profit                                          30.2         27.7          28.0            21.5

Selling, general and administrative
expenses                                              27.6         28.4          29.4            31.0

Depreciation and amortization                          2.2          2.3           2.5             2.4
                                                     -----        -----         -----           -----
Operating income (loss)                                0.4         (3.0)         (3.9)          (11.9)

Interest income (expense), net                         0.4         (0.7)          0.5            (0.5)
                                                     -----        -----         -----           -----
Income (loss) before income taxes                      0.8         (3.7)         (3.4)          (12.4)

Provision (benefit) for income taxes                   0.3         (1.3)         (1.4)           (5.0)
                                                     -----        -----         -----           -----
Net income (loss)                                      0.5%        (2.4)%        (2.0)%          (7.4)%
                                                     =====        =====         =====           =====

COMPARISON OF THREE MONTHS ENDED AUGUST 3, 1996 TO THREE MONTHS ENDED JULY 29, 1995

Net sales for the three months ended August 3, 1996 (the "current period") increased 20.5% to $70.3 million from $58.3 million for the three months ended July 29, 1995 (the "prior period"). When including $7.0 million from outlet stores which were sold in October 1995 in last year's sales, sales would have increased 7.5%. Comparable store sales increased 10.0% compared to the prior period. The Company operated 282 stores, excluding 3 temporary locations, at the end of the current period, compared to 297 stores, including 32 outlet stores and excluding 17 temporary locations, operated at the end of the prior period. The total increase in net sales resulted primarily from an increase in the average unit selling price rather than from an increase in units sold. The increase in average unit selling price in the current period as compared to the prior period resulted from the inclusion of outlet store unit sales in last year's results. The unit sales at the outlet stores (which were sold in October
1995) were typically at lower price points and therefore lowered the average unit selling price in the prior period. The average unit selling price for the ongoing American Eagle Outfitters chain stores has increased nominally for the current period as compared to the prior period.

Gross profit for the current period increased to $21.2 million from $18.1 million for the prior period. Gross profit as a percent of net sales for the current period increased to 30.2% from 27.7% for the prior period. The increase in gross profit was attributable to higher initial mark-ups, lower markdowns and a decrease in inventory shrinkage costs compared to the prior period.

Selling, general and administrative expenses for the current period increased to $19.4 million from $18.6 million for the prior period. As a percent of net sales, these expenses decreased to 27.6% from 28.4% for the prior period. The increase of $0.8 million resulted primarily from an increase in write-offs related to fixture upgrades at the stores and increases in impairment reserves on fixed assets in the amount of $0.6 million. The prior period included approximately $0.1 million in fixture write-offs. Additionally, expenses in connection with the tentative settlement of the class action suit in the amount of $0.3 were incurred in the current period (See Note 6 to the Consolidated Financial Statements). The 0.8% improvement as a percent to sales was due to greater sales leverage and better expense controls in areas such as payroll.

Depreciation and amortization expense for the current period remained at $1.5 million and represented 2.2% of sales in the current period as compared to 2.3% of sales in the prior period.

Interest income for the current period was $0.3 million compared to interest expense of $0.5 million for the prior period. Interest income was generated because no borrowings were required under the terms of the Company's line of credit during the quarter ended August 3, 1996.

Income before income taxes for the current period increased to $0.6 million from a $2.4 million net loss for the prior period. As a percent of net sales, income before income taxes for the current period increased to 0.8% from (3.7%) for the prior period. The increase in income before income taxes of $3.0 million was primarily a result of the favorable sales performance, higher margins attributable to higher initial mark-ups, lower markdowns, lower inventory shrinkage, and reduced interest costs.

COMPARISON OF SIX MONTHS ENDED AUGUST 3, 1996 TO SIX MONTHS ENDED JULY 29, 1995

Net sales for the six months ended August 3, 1996 (the "current period") increased 23.5% to $124.7 million from $101.0 million for the six months ended July 29, 1995 (the "prior period"). When including the $12.8 million in last year's sales for the sold outlet stores, sales increased 9.6%. Comparable store sales were up 9.9% versus the prior period. The Company operated 282 stores, excluding 3 temporary locations, at the end of the current period, compared to 297 stores, including 32 outlet stores and excluding 17 temporary locations, operated at the end of the prior period. The total increase in net sales resulted primarily from an increase in the average unit selling price rather than from an increase in units sold. The increase in average unit selling price in the current period as compared to the prior period resulted from the inclusion of outlet store unit sales in last year's results. The unit sales at the outlet stores (which were sold in October 1995) were typically at lower price points and therefore lowered the average unit selling price in the prior period. The average unit selling price for the ongoing American Eagle Outfitters chain stores has increased nominally for the current period as compared to the prior period.

Gross profit for the current period increased to $34.8 million from $24.4 million for the prior period. Gross profit as a percent of net sales for the current period increased to 28.0% from 21.5% for the prior period. The increase in gross profit was attributable to both higher initial mark-ups and a decrease in markdowns.

Selling, general and administrative expenses for the current period increased to $36.7 million from $35.3 million for the prior period. As a percent of net sales, these expenses decreased to 29.4% from 31.0% for the prior period. The increase of $1.4 million resulted primarily from an increase in write-offs related to fixture upgrades at the stores and increases in impairment reserves on fixed assets in the amount of $0.7 million in the current period versus $0.1 million in fixture write-offs in the prior period. Additionally, expenses in connection with the tentative settlement of the class action suit in the amount of $0.5 were incurred in the current period (See Note 6 to the Consolidated Financial Statements). The 1.6% improvement as a percent to sales was due to greater sales leverage and better expense controls in areas such as payroll.

Depreciation and amortization expense for the current period increased to $3.1 million and 2.5% of sales as compared to $2.8 million and 2.4% of sales in the prior period. The increase in expense related primarily to additions for new stores that were opened.

Interest income for the current period was $0.6 million compared to interest expense of $0.6 million for the prior period. Interest income was generated because no borrowings were required under the terms of the Company's line of credit during the six months ended August 3, 1996.

The loss before income taxes for the current period decreased to $4.4 million from a $14.2 million net loss for the prior period. As a percent of net sales, loss before income taxes for the current period decreased to 3.4% from 12.4% for the prior period. The decrease in the loss before income taxes of $9.8 million was primarily a result of the favorable sales performance, higher margins attributable to higher mark-ups and lower markdowns, and reduced interest costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash and cash equivalents provided by operating activities and borrowings under its revolving credit facility. The primary uses of working capital are for the acquisition of inventory and fixed assets. The Company had working capital of $27.1 and $24.8 million at August 3, 1996 and February 3, 1996, respectively. The current period increase resulted from higher inventory levels planned for the back-to-school selling season, net of increases in accounts payable.

For the six months ended August 3, 1996, the cash used for operating activities of $4.9 million was primarily the result of inventory increases net of accounts payable increases and the net loss for the six month period.

At August 3, 1996, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate ( 8.25% at August 3, 1996) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were outstanding and letters of credit in the amount of $33.1 million were outstanding at August 3, 1996. The remaining available balance on the line was $26.9 million at August 3, 1996. Additionally, the Company had $16.3 million of cash and short-term investments on hand as of August 3, 1996.

Capital expenditures, net of construction allowances, totaled $4.7 million for the six months ended August 3, 1996. These expenditures included the addition of thirteen new store locations, six store remodels and replacement of fixtures in existing stores. The number of new store openings currently planned for the remaining of the fiscal year is approximately 22, although the number may be increased or decreased depending on the availability of suitable retail space for expansion. The Company believes that the cash flow from operations and its bank line of credit together with available cash on hand will be sufficient to meet its presently anticipated cash flow requirements through fiscal 1996.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On November 30, 1995, a complaint was filed in the United States District Court for the Western District of Pennsylvania under the caption Thomas G. DiCicco v. American Eagle Outfitters, Inc., et al., No. 95-1937, as a class action on behalf of purchasers of the Company's common stock during the period August 4, 1994 through October 26, 1995. It alleged violations of the federal securities laws arising out of purported misrepresentations and non-disclosures concerning the Company and its financial condition. The matter has been settled on a basis satisfactory to the Company. A settlement agreement has been entered into, subject to court approval, which approval is anticipated by the end of the calendar year. Earnings as reported reflect full settlement of the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 1996 Annual Meeting of Shareholders on June 3, 1996. Holders of 8,280,539 Common Shares of the Company were present representing approximately 84% of the Company's 9,875,000 Common Shares issued and outstanding.

(b)     The following persons were elected as members of the Company's Board of
and     Directors to serve until the annual meeting following their election or
(c) until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.


                Name                    Votes For               Votes Withheld
                ----                    ---------               --------------

                Martin P. Doolan        8,229,583                   50,956

                Edward S. Finkelstein   8,232,258                   48,281

                Thomas R. Ketteler      8,233,158                   47,381

                George Kolber           8,232,858                   47,681

                John L. Marakas         8,232,658                   47,881

                Jay L. Schottenstein    8,231,308                   49,231

                Saul Schottenstein      8,219,608                   60,931

                David W. Thompson       8,230,883                   49,656

        On August 30, 1996, Edward S. Finkelstein resigned from the Board of Directors.

(d)     Not applicable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit No.            Description
               23.             Acknowledgment of Independent Accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 13, 1996

                                        American Eagle Outfitters, Inc.
                                        (Registrant)


                                        /s/ LAURA A. WEIL
                                        ------------------------------------
                                        Laura A. Weil
                                        Executive Vice President and Chief
                                        Financial Officer


                                        /s/ DALE E. CLIFTON
                                        ------------------------------------
                                        Dale E. Clifton
                                        Vice President, Controller and Chief
                                        Accounting Officer