Form 10-Q
period 1996-11-02
AMERICAN EAGLE OUTFITTERS INC
filed 1996-11-27
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

                                       OR

(   )      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF  THE
           SECURITIES  EXCHANGE  ACT  OF  1934
           For the transition period from               to
                                          --------------  --------------

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

  Yes  X   No
     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE, 9,905,950 SHARES OUTSTANDING AS OF NOVEMBER 15, 1996

                         AMERICAN EAGLE OUTFITTERS, INC.
                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                                PAGE NO.
               ---------------------                                                                --------
Item 1.        Financial Statements
    Consolidated Balance Sheets
      November 2, 1996 (unaudited) and February 3, 1996                                                3
    Consolidated Statements of Operations (unaudited)
      Three months ended and nine months ended
      November 2, 1996 and October 28, 1995                                                            4
    Consolidated Statements of Cash Flows (unaudited)
      Nine months ended November 2, 1996 and October 28, 1995                                          5
    Notes to Consolidated Financial Statements                                                       6-7
    Review By Independent Accountants                                                                  8
    Independent Accountants' Review Report                                                             8

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                9-11

PART II.       OTHER INFORMATION
               -----------------

Item 1.        Legal Proceedings                                                                      12

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       AMERICAN EAGLE OUTFITTERS, INC.
                         CONSOLIDATED BALANCE SHEETS

               (In thousands, except common stock share amounts)           November 2,  February 3,
ASSETS                                                                        1996         1996
                                                                             -----         -----
Current assets:                                                            (Unaudited)
   Cash and cash equivalents                                                $  8,918      $19,986
   Merchandise inventory                                                      58,227       23,394
   Receivables                                                                 4,094        5,642
   Prepaid expenses and other                                                  4,187        4,429
   Deferred income taxes                                                       4,710        2,891
                                                                            --------      -------
Total current assets                                                          80,136       56,342
                                                                            --------      -------
Fixed assets:
   Fixtures and equipment                                                     22,651       26,447
   Leasehold improvements                                                     31,480       30,326
                                                                            --------      -------
                                                                              54,131       56,773
   Less: Accumulated depreciation and amortization                            21,051       23,044
                                                                            --------      -------
                                                                              33,080       33,729
                                                                            --------      -------
Notes receivable                                                                --          3,568
Other assets                                                                   2,378        1,724
                                                                            --------      -------
Total assets                                                                $115,594      $95,363
                                                                            ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 38,002      $16,166
   Accrued compensation and payroll taxes                                      3,963        4,255
   Accrued rent                                                                5,553        4,550
   Accrued income and franchise taxes                                          1,213        3,536
   Other liabilities and accrued expenses                                      2,300        3,060
                                                                            --------      -------
Total current liabilities                                                     51,031       31,567
                                                                            --------      -------
Stockholders' equity:
   Common stock, 30,000,000 shares authorized, 10,028,950
                shares issued  (10,000,000 shares at February 3, 1996)        53,951       52,507
   Contributed capital                                                         4,590        4,262
   Retained earnings                                                          10,694       11,194
                                                                            --------      -------
                                                                              69,235       67,963
Less:  Deferred compensation                                                   3,156        2,651
           Treasury stock, 125,000 shares                                      1,516        1,516
                                                                            --------      -------
Total stockholders' equity                                                    64,563       63,796
                                                                            --------      -------
Stockholders' equity

Total liabilities and stockholders' equity                                  $115,594      $95,363
                                                                            ========      =======

                 See notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         Three Months Ended             Nine Months Ended
                                                         ------------------             -----------------
                                                       November 2,  October 28,     November 2,    October 28,
                                                          1996         1995            1996            1995
                                                          ----         ----            ----            ----
Net sales                                               $78,846      $ 85,885       $ 203,499       $ 199,639
Cost of sales, including certain buying, occupancy
    and warehousing expenses                             52,996        62,089         142,800         151,408
                                                        -------      --------       ---------       ---------
Gross profit                                             25,850        23,796          60,699          48,231
   Selling, general and administrative expenses          21,075        20,763          57,780          56,069
   Loss on sale of outlets                                 --           3,081            --             3,081
   Depreciation and amortization                          1,451         1,619           4,544           4,399
                                                        -------      --------       ---------       ---------
Operating income (loss)                                   3,324        (1,667)         (1,625)        (15,318)
   Interest income (expense), net                           211          (700)            800          (1,253)
                                                        -------      --------       ---------       ---------
Income (loss) before income taxes                         3,535        (2,367)           (825)        (16,571)
Provision (benefit) for income taxes                      1,390          (931)           (325)         (6,660)
                                                        -------      --------       ---------       ---------
Net income (loss)                                       $ 2,145      $ (1,436)      $    (500)      $  (9,911)
                                                        =======      ========       =========       =========
Net income (loss) per common and common
share equivalent                                        $  0.21      $  (0.14)      $   (0.05)      $   (0.99)
                                                        =======      ========       =========       =========
Weighted average number of shares outstanding            10,255        10,000          10,129          10,008
                                                        =======      ========       =========       =========

Retained earnings, beginning                            $ 8,549      $  4,052       $  11,194       $  12,527
Net income (loss)                                         2,145        (1,436)           (500)         (9,911)
                                                        -------      --------       ---------       ---------
Retained earnings, ending                               $10,694      $  2,616       $  10,694       $   2,616
                                                        =======      ========       =========       =========

                 See notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 (In thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                   -----------------
                                                               November 2,    October 28,
                                                               -----------    -----------
                                                                  1996           1995
                                                                  ----           ----
Net loss                                                       $   (500)      $ (9,911)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
BY (USED FOR) OPERATING ACTIVITIES:

   Depreciation and amortization                                  4,544          4,399

   Loss on disposal                                               1,459            385

   Loss on sale of outlets                                         --            3,081

   Restricted stock compensation                                    723            729

   Deferred income taxes                                         (2,094)          (308)

CHANGES IN ASSETS AND LIABILITIES:

   Merchandise inventory                                        (34,833)       (37,530)

   Receivables                                                    1,533         (2,514)

   Prepaid and other                                               (209)        (3,736)

   Accounts payable                                              21,836          8,750

   Accrued liabilities                                           (2,201)        (2,443)
                                                               --------       --------
      Total adjustments                                          (9,242)       (29,187)
                                                               --------       --------
Net cash used for operating activities                           (9,742)       (39,098)
                                                               --------       --------
INVESTING ACTIVITIES:

Capital expenditures                                             (7,575)       (12,749)

Collection on notes from sale of outlet stores                    3,568           --

Proceeds from sale of outlets                                      --            5,000

Proceeds from sales of fixed assets                               2,299           --
                                                               --------       --------
Net cash used for investing activities                           (1,708)        (7,749)
                                                               --------       --------
FINANCING ACTIVITIES:

Net borrowings on notes payable                                    --           39,800

Exercise of stock options                                           382           --
                                                               --------       --------
Net cash provided by financing activities                           382         39,800
                                                               --------       --------
Net increase (decrease) in cash                                 (11,068)        (7,047)

Cash - beginning of period                                       19,986         10,363
                                                               --------       --------
Cash - end of period                                           $  8,918       $  3,316
                                                               ========       ========

                 See notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at November 2, 1996 and for the three and nine month periods ended November 2, 1996 (the "current period") and October 28, 1995 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 3, 1996 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

EARNINGS PER SHARE

Earnings per share are based upon the average number of shares of common stock and common stock equivalents outstanding during the period.

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the November 2, 1996 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the nine months ended November 2, 1996. Interest costs were $1.3 million during the nine months ended October 28, 1995. Income tax payments were $4.1 million and $0.2 million during the nine months ended November 2, 1996 and October 28, 1995, respectively.

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

Transactions with these related parties and associated balance sheet amounts were as follows:

  (In thousands)
                                             Three Months Ended         Nine Months Ended
                                             ------------------         -----------------
                                         November 2,  October 28,  November 2,   October 28,
                                            1996         1995         1996          1995
                                            ----         ----         ----          ----
Merchandise purchases plus
 import administrative charges             $15,865      $12,703      $34,665      $35,025

Accounts payable                           $16,235      $15,264      $16,235      $15,264

Accounts receivable                        $   756      $ 1,115      $   756      $ 1,115

Rent expense                               $   388      $   309      $ 1,450      $ 1,371

Merchandise sales                          $   231      $ 2,506      $ 1,211      $ 3,838

The Company has provided loans to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995. As of November 2, 1996, the outstanding value of these loans, including interest at 6.8%, approximated $361,000 as compared with $345,000 at February 3, 1996.

5.  INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the accompanying Consolidated Financial Statements. For the three months and nine months ended November 2, 1996 and October 28, 1995, the effective tax rate used to provide income tax amounts approximated 39%.

6.  LEGAL PROCEEDINGS

On November 30, 1995, a complaint was filed in the United States District Court for the Western District of Pennsylvania under the caption Thomas G. DiCicco v. American Eagle Outfitters, Inc., et al., No. 95-1937, as a class action on behalf of purchasers of the Company's common stock during the period August 4, 1994 through October 26, 1995. It alleged violations of the federal securities laws arising out of purported misrepresentations and non-disclosures concerning the Company and its financial condition. The matter has been settled on a basis satisfactory to the Company. A settlement agreement has been entered into, subject to final court approval, which approval is anticipated by the end of the calendar year. The 1996 results of operations reflect a $475,000 cost associated with this settlement.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the quarters ended November 2, 1996 and October 28, 1995, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of November 2, 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended November 2, 1996, and October 28, 1995 and the consolidated statements of cash flows for the nine-month periods ended November 2, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 3, 1996, and the related consolidated statements of operations and cash flows for the transition period then ended (not presented herein) and in our report dated March 29, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Pittsburgh, Pennsylvania
November 20, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                             Three months ended       Nine months ended
                                             ------------------       -----------------
                                              Nov .2,   Oct. 28,     Nov. 2,      Oct. 28,
                                               1996       1995         1996         1995
                                               ----       ----         ----         ----
Net sales                                     100.0%      100.0%       100.0%       100.0%

Cost of sales, including certain buying,
occupancy and warehousing expenses             67.3        72.3         70.2         75.9
                                              -----       -----        -----        -----
Gross profit                                   32.7        27.7         29.8         24.1

Selling, general and administrative
expenses                                       26.7        24.2         28.4         28.1

Loss on sale of outlets                        --           3.6         --            1.5

Depreciation and amortization                   1.8         1.9          2.2          2.2
                                              -----       -----        -----        -----
Operating income (loss)                         4.2        (2.0)        (0.8)        (7.7)

Interest income (expense), net                  0.3        (0.8)         0.4         (0.6)
                                              -----       -----        -----        -----
Income (loss) before income taxes               4.5        (2.8)        (0.4)        (8.3)

Provision (benefit) for income taxes            1.8        (1.1)        (0.2)        (3.3)
                                              -----       -----        -----        -----
Net income (loss)                               2.7%       (1.7)%       (0.2)%       (5.0)%
                                              =====       =====        =====        =====

COMPARISON OF THREE MONTHS ENDED NOVEMBER 2, 1996 TO THREE MONTHS ENDED OCTOBER 28, 1995

Net sales for the three months ended November 2, 1996 (the "current period") increased 2.2% to $78.8 million from $77.1 million for the three months ended October 28, 1995 (the "prior period"). When including $8.7 million from outlet stores which were sold in October 1995 in last year's sales, sales would have decreased 8.2%. Comparable store sales increased 0.8% compared to the prior period. The Company operated 297 stores, excluding 1 temporary location, at the end of the current period, compared to 274 stores, including 2 outlet stores and excluding 17 temporary locations, operated at the end of the prior period. The total increase in net sales for the ongoing American Eagle stores resulted from an increase of approximately 7% in the average unit selling price rather than from an increase in units sold.

Gross profit for the current period increased to $25.9 million from $23.8 million for the prior period. Gross profit as a percent of net sales for the current period increased to 32.7% from 27.7% for the prior period. The increase in gross profit was attributable to lower markdowns and higher initial mark-ups compared to the prior period.

Selling, general and administrative expenses for the current period increased to $21.1 million from $20.8 million for the prior period. As a percent of net sales, these expenses increased to 26.7% from 24.2% for the prior period. The increase of $0.3 million resulted primarily from increases in impairment reserves and write-offs of fixed assets as compared to the prior period. The 2.5% increase, as a percent to sales, was primarily due to the lost sales volume resulting from outlet and temporary store locations that were open last Fall, but were sold or closed during the past 12 months. Net sales for the prior period included $8.7 million of sales from the outlet stores, which were sold at the end of October 1995, as well as $3.4 million from temporary store locations which were open last year, but were subsequently closed at the end of the 1995 holiday season. As a result, the Company was not able to leverage its expense base in the current period to the extent of the prior period.

The Company sold net assets of 32 outlet stores and a warehouse, effective as of the close of business on October 28, 1995 to Forman

Enterprises, Inc., which is owned by a former Vice Chairman and director of the Company. The loss on the sale of assets recognized during the three months ended October 28, 1995 was $3.1 million and represented 3.6% of prior period sales.

Depreciation and amortization expense for the current period decreased to $1.5 million from $1.6 million for the prior period and represented 1.8% of sales in the current period as compared to 1.9% of sales in the prior period.

Interest income for the current period was $0.2 million compared to interest expense of $0.7 million for the prior period. Interest income was generated because no borrowings were required under the terms of the Company's line of credit during the quarter ended November 2, 1996.

Income before income taxes for the current period increased to $3.5 million from a $2.4 million loss before income taxes for the prior period. As a percent of net sales, income before income taxes for the current period increased to 4.5% from (2.8%) for the prior period. The increase in income before income taxes of $5.9 million was primarily a result of higher margins attributable to lower markdowns and higher initial mark-ups, reduced interest costs, and the loss on the sale of outlets recognized in the prior period.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 2, 1996 TO NINE MONTHS ENDED OCTOBER 28, 1995

Net sales for the nine months ended November 2, 1996 (the "current period") increased 14.2% to $ 203.5 million from $178.1 million for the nine months ended October 28, 1995 (the "prior period"). When including the $21.5 million in last year's sales for the sold outlet stores, sales increased 1.9%. Comparable store sales were up 6.1% versus the prior period. The Company operated 297 stores, excluding 1 temporary location, at the end of the current period, compared to 274 stores, including 2 outlet stores and excluding 17 temporary locations, operated at the end of the prior period. The total increase in net sales for the ongoing American Eagle stores resulted from an increase of approximately 6% in the average unit selling price as well as an increase in units sold.

Gross profit for the current period increased to $60.7 million from $48.2 million for the prior period. Gross profit as a percent of net sales for the current period increased to 29.8% from 24.1% for the prior period. The increase in gross profit was attributable to both a decrease in markdowns and higher initial mark-ups.

Selling, general and administrative expenses for the current period increased to $57.8 million from $56.1 million for the prior period. As a percent of net sales, these expenses increased to 28.4% from 28.1% for the prior period. The increase of $1.7 million resulted primarily from an increase in write-offs related to fixture upgrades at the stores and increases in impairment reserves on fixed assets in the amount of $1.5 million in the current period versus $0.4 million in fixture write-offs in the prior period. Additionally, expenses in connection with the settlement of the class action suit in the amount of $0.5 million were incurred in the current period (See Note 6 to the Consolidated Financial Statements).

The Company sold net assets of 32 outlet stores and a warehouse, effective as of the close of business on October 28, 1995 to Forman Enterprises, Inc., which is owned by a former Vice Chairman and director of the Company. The loss on the sale of assets recognized during the nine months ended October 28, 1995 was $3.1 million and represented 1.5% of prior period sales.

Depreciation and amortization expense for the current period increased to $4.5 million and 2.2% of sales as compared to $4.4 million and 2.2% of sales in the prior period. The increase in expense related primarily to additions for new stores that were opened offset by the decrease in depreciation expense related to outlet stores that were sold.

Interest income for the current period was $0.8 million compared to interest expense of $1.3 million for the prior period. Interest income was generated because no borrowings were required under the terms of the Company's line of credit during the nine months ended November 2, 1996.

The loss before income taxes for the current period decreased to $0.8 million from a $16.6 million loss before income taxes for the prior period. As a percent of net sales, loss before income taxes for the current period decreased to 0.4% from 8.3% for the prior period. The decrease in the loss before income taxes of $15.8 million was primarily a result of higher margins attributable to lower markdowns and higher initial mark-ups, reduced interest costs, and the loss on sale of outlets recognized in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash and cash equivalents provided by operating activities and borrowings under its revolving credit facility. The primary uses of working capital are for the acquisition of inventory and fixed assets. The Company had working capital of $28.9 and $15.0 million at November 2, 1996 and October 28, 1995, respectively. The current period increase in working capital compared to the prior period resulted primarily from a decrease in current liabilities resulting from lower inventory levels and improved inventory turnover.

For the nine months ended November 2, 1996, the cash used for operating activities of $9.7 million was primarily the result of inventory increases net of accounts payable increases.

At November 2, 1996, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.25% at November 2, 1996) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were outstanding and letters of credit in the amount of $34.1 million were outstanding at November 2, 1996. The remaining available balance on the line was $25.9 million at November 2, 1996. Additionally, the Company had $8.9 million of cash and short-term investments on hand as of November 2, 1996.

Capital expenditures, net of construction allowances, totaled $7.6 million for the nine months ended November 2, 1996. These expenditures included the addition of 28 new store locations, 8 store remodels and replacement of fixtures and additional leasehold improvements in existing stores. The Company expects to open an additional 9 stores during the remainder of the fiscal year, all of which should be open by the end of November 1996. The Company believes that the cash flow from operations and its bank line of credit together with available cash on hand will be sufficient to meet its presently anticipated cash flow requirements through fiscal 1996.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

On November 30, 1995, a complaint was filed in the United States District Court for the Western District of Pennsylvania under the caption Thomas G. DiCicco v. American Eagle Outfitters, Inc., et al., No. 95-1937, as a class action on behalf of purchasers of the Company's common stock during the period August 4, 1994 through October 26, 1995. It alleged violations of the federal securities laws arising out of purported misrepresentations and non-disclosures concerning the Company and its financial condition. The matter has been settled on a basis satisfactory to the Company. A settlement agreement has been entered into, subject to final court approval, which approval is anticipated by the end of the calendar year. The 1996 results of operations reflect a $475,000 cost associated with this settlement.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit No.            Description

               23.             Acknowledgment of Independent Accountants

               27.             Financial Data Schedule

        (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 27, 1996

                     American Eagle Outfitters, Inc.
                     (Registrant)

                     ------------------------------------
                     Laura A. Weil
                     Executive Vice President and Chief Financial Officer


                     ------------------------------------
                     Dale E. Clifton
                     Vice President, Controller and Chief Accounting Officer