Form 10-K
period 1997-02-01
AMERICAN EAGLE OUTFITTERS INC
filed 1997-04-16
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER: 0-23760

                         AMERICAN EAGLE OUTFITTERS, INC.
             (Exact name of registrant as specified in its charter)

            OHIO                                   NO. 25-1724320
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

150 THORN HILL DRIVE, WARRENDALE, PA                  15086-7528
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (412) 776-4857

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, without par value
                                                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO
                              --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 2,718,327 Common Shares, based on the $11.125 closing sale price on April 10, 1997 was $30,241,388.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,917,950 Common Shares were outstanding at April 10, 1997.

Part III - Proxy Statement for 1996 Annual Meeting of Shareholders, in part, as indicated.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

American Eagle Outfitters, Inc. (the "Company") is a specialty retailer of casual fashion merchandise. The Company targets men and women aged 15-30 and sells its own brand of fashion apparel, blended with an assortment of quality basics such as denim and khakis, providing distinctive, quality merchandise at competitive prices. At February 24, 1997 , the Company operated a chain of 305 American Eagle Outfitters retail stores in 39 states. These stores are principally in the Midwest, Northeast, and Southeast and are located in regional enclosed shopping malls.

On January 3, 1996, the Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 3, 1996. For tax purposes, the Company has retained its July year-end. As used herein, "Fiscal 1996" refers to the twelve month period ended February 1, 1997, "Transition 1996" refers to the twenty-seven week period from July 30, 1995 to February 3, 1996. Similarly, "1995" and "1994" refer to the fiscal years ended July 29, 1995 and July 30, 1994. "Fiscal 1997" refers to the twelve month period ending January 31, 1998.

ORGANIZATION

Until January 2, 1994, the Company's business operated as the American Eagle Outfitters operations of two corporations owned by members of the Jerome Schottenstein family (the "Schottenstein Family"), and Sam Forman, a former officer of the Company. The Company, the related retail corporations and Mr. Forman entered into an Exchange Agreement pursuant to which: (i) the Company obtained all of the operating assets of the American Eagle Outfitters operations, including all inventory, equipment, fixtures, and store leases; (ii) the Company assumed substantially all of the liabilities relating to these operations including $7.4 million in notes payable to Schottenstein Stores Corporation ("SSC"), an affiliate of the Schottenstein Family; and (iii) the Company issued 7,700,000 shares of stock to the former owners of the retail operations. In addition, the Company entered into a lease for the Company's office and distribution center with Linmar Realty Company, a partnership between SSC and another affiliate, and an agreement pursuant to which SSC provides the Company with certain importing and other services. See "Item 13. Certain Relationships and Related Transactions" and Note 3 of Notes to Consolidated Financial Statements.

The Company was incorporated in Ohio on November 10, 1993. As used herein, the term "Company" refers to the acquired retail store operations effective January 2, 1994, as if such operations were owned and conducted for all relevant periods by American Eagle Outfitters, Inc. In 1995, the Company formed two wholly-owned subsidiaries, one of which holds the trade name American Eagle Outfitters and receives royalty income from the use of the name. The other is a finance subsidiary whose only purpose is to help provide financing to the parent. These subsidiaries are consolidated and no separate financial statements are provided. The Company's principal offices are located at 150 Thorn Hill Drive, Warrendale, Pennsylvania 15086-7528 and its telephone number is (412) 776-4857.

DESCRIPTION OF BUSINESS

The principal aspects of the Company's business are summarized below.

Merchandising Strategy. The Company seeks to offer its merchandise in an appealing retail environment at price points targeted to be competitive or lower than those of comparable mall-based retailers.

Private Label. A key component of the Company's merchandise strategy focuses on developing and maintaining the strength of its private label brands of apparel, footwear and accessories. The Company believes that the American Eagle Outfitters TM, AE TM and AE Supply TM brands offer the Company's customers value, quality and consistency. In Fiscal 1996, private label merchandise accounted for approximately 98% of the dollar value of merchandise purchased by the Company, compared to approximately 98% in Transition 1996 and approximately 95% in 1995. The Company's private label strategy enables the Company to offer merchandise that management believes differentiates American Eagle Outfitters from many of its competitors. It also allows the Company to better control merchandise quality and to maximize cost savings, resulting in improved initial markup on the merchandise.

In-House Design Staff. The Company employs an in-house design team to interpret fashion trends for the American Eagle customer and to design private label merchandise accordingly. The merchandising group determines the Company's merchandise needs for the upcoming season and the in-house design team creates styles to fill those needs. The merchandise designs are then manufactured to the Company's specifications by outside vendors. The Company has a program to test market various styles and colors of an item in selected stores, before finalizing the details of merchandise production and introducing the item chain-wide. The Company believes that it is important to frequently update its merchandise with new colors, patterns and fabrics.

Merchandise Sourcing. The Company continually seeks to improve its merchandise sourcing to maintain quality, lower costs and shorten delivery cycles. Identifying and building relationships with cost efficient manufacturers and suppliers of quality merchandise is essential to the Company's private label merchandising strategy. The Company identifies and maintains sources for its private label merchandise in an attempt to assure that the merchandise meets the Company's quality standards on a timely delivery cycle and at competitive prices. The Company has several sources that provide a substantial portion of its merchandise requirements and assist the Company in monitoring its merchandise sourcing. Please refer to "-Purchasing."

STORE EXPANSION AND RENOVATION

The Company is currently planning to open at least 20 stores during Fiscal 1997. This forward-looking statement will be influenced by the Company's financial position and the number of advantageous mall store leases that may become available. Additionally, the Company has selected approximately 20 locations to upgrade to the newest store design in Fiscal 1997. These locations were selected based upon criteria such as sales performance and lease terms. The Company will also relocate the shoe department in approximately 100 stores to maximize sales performance. Finally, to accommodate the increased business in women's apparel, the Company will install additional fitting rooms in approximately 180 locations.

The Company chooses store locations based on a variety of factors, including rental expense, geographic location, demographic studies, anchor tenants, and other specialty stores in the mall. Additionally, the Company weights the proposed lease terms with the location of the proposed store within the mall.

The table below sets forth certain information relating to the Company's store growth:

                                                                                   FISCAL YEARS ENDED JULY
                                                   FISCAL       TRANSITION         -----------------------
                                                   1996             1996             1995             1994
                                                   ----             ----             ----             ----
MALL BASED STORES
Stores at beginning of period                       272              266              192              147
Stores opened during the period                      38               11               81               47
Stores closed during the period                     (7)              (5)              (7)              (2)
                                                    ---              ---              ---              ---
Subtotal                                            303              272              266              192
                                                    ---              ---              ---              ---
OUTLET STORES
Outlet stores at beginning of period                  1               31               16                4
Outlets opened during the period                      -                2               15               12
Outlets closed during the period                    (1)              (4)                -                -
Outlets stores sold                                   -             (28)                -                -
                                                      -             ----                -                -
Subtotal                                              -                1               31               16
                                                      -                -               --               --
TOTAL STORES AT END OF PERIOD                       303              273              297              208
                                                    ===              ===              ===              ===

The Company's ability to continue to open new stores will be dependent upon, among other things, successful implementation of its business strategies, cash flow from operations, the continued availability of bank financing, general economic and business conditions affecting consumer spending, the availability of desirable locations, and acceptable lease terms.

The Company expects that new stores opened during Fiscal 1997 will average between approximately 4,000 to 5,000 gross square feet compared to the current average of approximately 4,000 square feet. The increase in new store square footage enables the Company to primarily increase its assortment of women's apparel, as well as menswear. Once an appropriate site has been selected and a lease signed, the Company generally requires a relatively short lead time to open a new store, with store construction, fixturing and training typically requiring approximately six to eight weeks.

RECENT DEVELOPMENTS

NIMIUS

In February 1996, the Company entered into a one-year agreement with Mycal Ltd., formerly Nimius Japan Co. Ltd., (Nimius) to sell American Eagle Outfitters merchandise in shops built by Nimius. This arrangement was not renewed in February 1997, with the agreement that Nimius may operate their existing American Eagle stores through November 1997.

ACQUISITION OF PROPHECY LTD.

In March 1997, the independent members of the Board of Directors approved the Company's acquisition of Prophecy Ltd. (Prophecy), a New York-based contract apparel manufacturer. The majority partner of Prophecy is the Schottenstein Family. The goals of the acquisition are to leverage the talent and expense of the Company's New York design office and to use Prophecy's production expertise and manufacturing relationships to shorten the product delivery cycle and enable the Company to continually improve product quality and value. The preliminary terms of the acquisition include a cash payment of $0.9 million at closing plus a contingent payment of up to $0.7 million.

MERCHANDISE CATEGORIES

The Company's merchandise strategy focuses on providing an assortment of items from each of the following three principal merchandise groups: menswear, ladieswear, and outdoorwear and accessories, which includes footwear. The Company offers broad assortments within each merchandise classification, which are regularly updated with new colors, patterns and fabrics. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for each of the periods indicated:

   (In percentages)                        Fiscal Transition

                                             1996       1996       1995       1994
                                             ----       ----       ----       ----
Menswear                                       36         52         57         59
Ladieswear                                     47         30         24         18
Outdoorwear/Accessories/Footwear               17         18         19         23
                                               --         --         --         --
                                              100        100        100        100
                                              ===        ===        ===        ===


Included in the Menswear and Outdoorwear groups are certain unisex items, such as T-shirts, fleecewear and jackets, that are worn by both men and women. Recognizing the sales and margin opportunities of building a larger customer base in women's apparel, the Company dramatically increased the percentage of women's merchandise within American Eagle Outfitters' stores in Fiscal 1996. The Company intends to seasonally rebalance the mix between Menswear and Ladieswear more evenly to maximize the opportunity within both merchandise categories.

PURCHASING

The Company believes that it has good relationships with its vendors. The Company purchases merchandise from both domestic and foreign suppliers either directly from a factory or through an agent. The Company's domestic vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 1996, approximately 22% of the Company's merchandise was purchased from North American suppliers and the remaining 78% overseas. In general, the Company has not experienced any significant difficulties with merchandise manufactured overseas. Since the Company relies on a small number of overseas sources for a significant portion of its purchases, any event causing a disruption of imports, including the insolvency of a significant supplier, the imposition of additional import restrictions or political disruptions in a country where vendor factories are located, could have a material adverse affect on the Company's operations. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

MERCHANDISE INVENTORY, REPLENISHMENT AND DISTRIBUTION

The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of its selling season. While the Company endeavors to test many merchandise items before ordering large quantities, it is still vulnerable to changing fashion trends and fluctuations in customer demands. In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons, when the Company and other retailers generally build up their inventory levels. The Company enters into contracts for the manufacture and purchase of private label apparel well in advance of the applicable selling season. As a result, the Company is vulnerable to changes in consumer demand, pricing shifts, as well as the timing and selection of merchandise purchases.

The Company reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

Purchase orders, executed by the Company's buyers, are entered into the computerized merchandise data system at the time of order. Primarily, merchandise is shipped directly from vendors to the Company's central distribution center in Warrendale, PA. Upon receipt, merchandise is entered into the merchandise data system, then inspected, processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors relating to the specific characteristics of each store such as geographic location, customer demographics or store size. Merchandise is shipped to the stores from two to three times per week depending upon the season and store requirements.

STORE DESIGN

In order to promote name recognition and a consistent image, each American Eagle Outfitters store is similarly presented, with a clean and casual ambience created by the use of hardwood floors, light colored wooden fixtures, and off-white walls. Large printed graphics throughout the store portray the American Eagle Outfitters image and display the Company's merchandise. Current merchandise collections are displayed prominently on mannequins and also on the walls and racks throughout the store. Management believes its current design, together with custom music selections and trained sales associates, creates an ambience that encourages an enjoyable shopping experience.

STORE OPERATIONS

The Company's store operations are under the supervision of an executive vice president, five regional managers and thirty-four district managers. The management of a typical American Eagle Outfitters store consists of a store manager and two assistant store managers. A typical store also has six or seven sales associates and two cashiers, consisting of both full-time and part-time employees.

Managers receive compensation in the form of salaries and performance-based bonuses. Sales associates and cashiers are paid on an hourly basis. The Company has a number of programs offering incentives to both management and sales associates to increase sales. For example, certain incentive programs offer individual employees cash awards for selling multiple wardrobe items and for achieving individual sales goals. Other programs provide prizes or cash awards to all employees in a store that has achieved, for example, the highest percentage increase in sales for a given period.

The Company has a return policy which it believes is comparable to those offered by better department stores and other specialty retail stores. The Company's stores are generally open seven days a week.

CUSTOMER CREDIT

The Company has offered its customers an American Eagle Outfitters credit card since September 1993. In July 1996, the Company entered into a new agreement with a different issuing bank to continue offering a private label credit card to its customers. The Company receives a lower rate and the new card offers a lower APR % to its customers. The Company has no liability to the card issuer for any bad debt expense, provided that credit card purchases are made in accordance with the issuing bank's procedures.

Customers may also pay for their purchases with American Express(R), Discover(R), MasterCard(R), Visa(R), cash or check. During Fiscal 1996, approximately 44% of all purchases were paid for with credit cards.

ADVERTISING

The Company locates its stores in high traffic shopping malls. The majority of advertising by the Company is either done in stores through image displays or by direct mail through preferred customer lists or purchased lists of potential customers. The Company's direct mail materials promote the image of the Company and announce the arrival of new merchandise or an upcoming sale. Promotional materials are also included in monthly statements for the American Eagle credit card. In Fiscal 1996, the Company also began advertising in nationwide publications that are directed to the American Eagle target customer to build American Eagle Outfitters brand recognition. In Fiscal 1996, the Company's advertising expense was approximately 2.6% of net sales.

INFORMATION SYSTEMS

New point-of-sale IBM terminals were installed in all American Eagle Outfitters stores in Fiscal 1996 to improve customer service and increase processing efficiencies. These terminals capture sales information by merchandise item. This information is polled daily and used by the Company's buyers to evaluate and react to merchandise selling trends. A new operating system will be installed during Spring 1997 that will further improve speed and system efficiencies. Additionally, the Company began testing hand-held terminals for data capture and pricing verification in its highest volume stores and intends to install them in all stores during Fiscal 1997.

The Company also installed a new RISC IBM AS/400 computer system at its headquarters to meet the ongoing demands of the organization. The Company will continue to update and improve its hardware and software bases in order to meet its continuing technological requirements.

COMPETITION

The retail apparel industry is very competitive. The Company competes primarily on the basis of quality, fashion, service, selection and price. The Company competes with various divisions of The Limited and The Gap, as well as with retail chains such as The Buckle, Abercrombie & Fitch, and other retailers catering to a youthful customer. The Company also competes with the casual apparel and footwear departments of department stores, often in the same mall as the Company's stores.

Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to successfully compete in the future.

TRADEMARKS AND SERVICE MARKS

The Company does have common-law rights to the "American Eagle Outfitters" trademark and service mark for clothing products and retail store services and it has registered or is in the process of registering them in the states and in a number of foreign countries in which they are or will be used by the Company. To date, the Company has not been able to register "American Eagle Outfitters" in the U.S. Patent and Trademark Office (PTO) as a trademark for clothing products or as a service mark for retail clothing store service because there purportedly exist similar marks. Although the Company is continuing to pursue such registrations, there can be no assurance that they will be granted anytime in the future. The Company has applied for and successfully registered "AEO" as a trademark for clothing products and a variety of non-clothing products. The Company has applied to the PTO for the registration of "AE" and "AE Supply" as trademarks for clothing products and believes, based on discussions with counsel, that such registrations, will be obtained. The Company has registered in the PTO the trademark "American Eagle Outfitters" for a variety of nonclothing products.

SEASONALITY

Historically, the Company's operations have been seasonal, with highest sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. The Company has generally recognized net losses during its first and second fiscal quarters.

EMPLOYEES

As of February 21, 1997 , the Company had 5,441 employees, of whom 1,116 were full-time salaried employees, 351 were full-time hourly employees and 3,974 were part-time and seasonal hourly employees. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.           PROPERTIES.

The Company's business is principally conducted from its headquarters and distribution facilities in Warrendale, PA. The Company's landlord at this location is Linmar Realty Company (Linmar), an affiliate of the Company. The Company believes its distribution facilities, as currently configured, will be capable of supporting up to approximately 500 stores. The Company's design office is also located in New York, NY.

All store operations are conducted from leased premises. In general, the store leases have initial terms of approximately 10 years. The Company's leases provide for base rental and require the payment of a percentage of sales as additional rent when sales reach specified levels. In addition, the Company typically is responsible under its leases for maintenance and common area charges, real estate taxes and certain other expenses. The Company has generally been successful in negotiating renewals as leases near expiration. Please refer to Note 7 of Notes to Consolidated Financial Statements for information with respect to the Company's lease obligations.

The Company's headquarters and distribution center occupies approximately 308,000 square feet, of which 49,000 square feet is used for the Company's executive, administrative and buying offices. The original building was completed in 1978 and expanded in 1987 and 1994, and the 46,000 square foot addition was completed in 1995. As a result of the 1995 expansion, a new lease was entered into which expires on December 31, 2010. The terms of the lease provide for minimum monthly rent payments ranging from $4.09 per square foot for the first five years to $5.96 per square foot for the last five years of the lease. Additionally, the Company is required to pay all real estate taxes, insurance, maintenance and certain other expenses. For further discussion, please refer to "Item 1. Business - - Merchandise Inventory, Replenishment and Distribution" and "Item 13. Certain Relationships and Related Transactions."

ITEM 3.           LEGAL PROCEEDINGS.

On November 30, 1995, a complaint was filed in the United States District Court for the Western District of Pennsylvania under the caption Thomas

G. Di Cicco v. American Eagle Outfitters, Inc., et al, No. 95-1937, as class action on behalf of purchasers of the Company's common stock during the period August 4, 1994 through October 26, 1995. It alleged violations of the federal securities laws arising out of purported misrepresentations and non-disclosures concerning the Company and its financial condition. The matter has been settled on a basis satisfactory to the Company and the plaintiffs. The Fiscal 1996 results of operations reflect an approximate $234,000 cost associated with this settlement.

The Company is subject to various claims and legal actions which arise in the ordinary course of its business. The Company believes that such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

The Company's stock is traded on The Nasdaq National Market under the symbol "AEOS". The following table sets forth the high and low sales prices of the common stock as reported on The Nasdaq National Market during the periods indicated. As of March 1, 1997, there were 110 shareholders of record. The following market price information conforms to the change in fiscal year as described in Note 2 of the Consolidated Financial Statements.

For the
Quarters Ended                        Market Price $
--------------                        --------------
                                  High                Low
                                  ----                ---
April 1995                        23 3/4             12 3/4
July 1995                         21 1/2             13 3/4
October 1995                      18 1/4              9
January 1996                      10 1/2              5 1/2

April 1996                        14 3/8              6 1/2
July 1996                         19 1/2             13
October 1996                      29 1/8             15
January 1997                      23 7/8              7 1/2

The Company has paid no dividends and presently anticipates that all of its future earnings will be retained for the development of its business and does not anticpate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

ITEM 6.           SELECTED FINANCIAL DATA.

(dollars in thousands, except per share amounts)

                                                                   For the Years Ended

                                                   February 1,      February 3,        July 29,       July 30,        July 31,
                                                      1997           1996 (3)           1995           1994            1993
                                                      ----           --------           ----           ----            ----
                                                    (52 weeks)      (53 weeks)
Net sales (1)(3)                                    $326,404          $340,323        $296,563        $199,688       $169,431

Operating income (loss) (1)                           $8,859          ($1,073)         $12,043         $11,952         $7,520

Net income (loss) (2)                                 $5,925          ($1,334)          $6,765          $6,629         $3,832

Earnings (loss) per share (2)                          $0.60           ($0.13)           $0.68           $0.79          $0.50

Total assets                                        $110,438           $95,363        $134,484         $82,863        $40,056

Working capital (deficit)                            $34,378           $24,775         $19,264         $27,173       ($1,003)

Stockholders' equity                                 $71,056           $63,796         $57,932         $50,125         $4,358

Current ratio                                           1.87              1.78            1.25            1.83           0.96

Long term debt                                             -                 -               -               -         $7,400


Total  stores at year end                                303               273             297             208            151

Total stores excluding outlets                           303               272             266             192            147

Comparable store sales increase
(decrease)                                             -1.8%              6.6%            2.9%            2.1%           5.2%


(1) The fiscal years 1995 through 1993 amounts have been reclassified to conform to the Fiscal 1996 classifications.

(2)   The fiscal years 1994 and 1993 are pro forma.

(3) The 53-weeks ended February 3, 1996 includes 9 months of sales, or $21.5 million, from outlet stores sold in October 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

The Company achieved substantially improved results for the year ended February 1, 1997 ("Fiscal 1996"), despite a disappointing fourth quarter. The improved profitability was the result of several strategic initiatives that included shifting the merchandise mix to include more women's apparel, reducing inventory levels and improving inventory productivity. As a result of these actions, gross profit increased to $98.8 million, or 30.3% of sales, for the 52-week Fiscal 1996, compared to $90.9 million, or 26.7% of sales for the 53-week period ended February 3, 1996 ("the prior year"). The improved gross profit was principally a result of higher initial markups as well as reduced markdowns and reflected the Company's successful transition to increasing the percentage of women's apparel in the merchandise mix.

Fiscal 1996's higher gross profit translated into significantly improved operating profit. Operating profit for Fiscal 1996 increased to $8.9 million, compared to an operating loss of $1.1 million in the prior year. The operating loss in the prior year included a $3.1 million loss on the sale of the Company's outlet stores. Excluding the loss on the sale of the outlets, operating income increased 341% from $2.0 million in the prior year to $8.9 million in Fiscal 1996.

Despite improved profitability in Fiscal 1996, sales and earnings were below the Company's expectations due particularly to a disappointing fourth quarter performance. Net sales for the fourth quarter of 1996 were $122.9 million compared with $140.7 million for the same quarter last year, a decline of 12.6% in total sales and a 12.2% decrease on a comparable store sales basis. Holiday sales declined because of several factors including December having five fewer holiday shopping days, a lower than expected sales performance in women's apparel due to issues relating to merchandise assortment; a lower level of inventory in men's apparel which diminished our ability to support men's sales; and a limited availability of gift-giving items. Primarily as a result of lower sales, net income was $6.4 million, or $0.65 per share, for the fourth quarter this year, compared with $8.6 million, or $0.87 per share, for the same quarter last year.

The Company's focus on improving inventory productivity reduced inventory investment and led to annual in-store inventory turnover of 4.4 times and an overall average inventory turnover of 3.3 times in Fiscal 1996 versus 2.5 times in the prior year. As a result, the Company was able to fund working capital requirements entirely through cash flow. No borrowings were required under the Company's $60 million credit facility. Borrowing costs in Fiscal 1996 were reduced by $2.3 million, including interest earned on excess cash invested.

Net income for Fiscal 1996 was $5.9 million, or $0.60 per share compared to a loss of $1.3 million or $0.13 per share in the prior year. Excluding the effect of the sold outlet stores, the net income for the prior year was $0.05 per share.

The Company's balance sheet improved as a result of the operating performance achieved in Fiscal 1996. As of February 1, 1997, cash and cash equivalents increased by 72% to $34.3 million from $20.0 million in the prior year. Inventory was $27.1 million versus $23.4 million in the prior year. On a per store basis, inventory increased 4.4% from last year reflecting earlier receipt of Spring 1997 merchandise. Stockholders' equity increased 11% to $71.1 million, or $7.19 per share, in Fiscal 1996 compared to $63.8 million, or $6.38 per share, at the end of the prior period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                         For the Years Ended          For the Six Months Ended        For the Years Ended
                                         -------------------          ------------------------        -------------------

                                      February 1,    February 3,    February 3,     January 28,      July 29,      July 30,
                                         1997          1996(1)        1996(2)         1995(2)         1995           1994
                                         -----         -------        -------         -------         ----           ----
Net sales                                100.0%         100.0%         100.0%          100.0%         100.0%        100.0%

Cost of sales, including certain
buying, occupancy and
warehousing expenses                      69.7           73.3           70.7            63.3           69.2          67.8
                                          ----           ----           ----            ----           ----          ----
Gross profit                              30.3           26.7           29.3            36.7           30.8          32.2
Selling, general and
administrative expenses                   25.7           24.3           20.9            21.4           25.0          24.4
Loss on sale of assets                      -             0.9            1.4              -              -             -
Depreciation and amortization              1.9            1.8            1.5             1.2            1.7           1.8
                                          ----           ----           ----            ----           ----          ----
Operating income (loss)                    2.7           (0.3)           5.5            14.1            4.1           6.0
Interest (income) expense, net            (0.3)           0.4            0.4             0.1            0.3           0.4
                                          ----           ----           ----            ----           ----          ----
Income (loss) before
income taxes                               3.0           (0.7)           5.1            14.0            3.8           5.6
Provision (benefit) for
income taxes (3)                           1.2           (0.3)           2.0             5.7            1.5           2.3
                                          ----           ----           ----            ----           ----          ----
Net income (loss) (3)                      1.8 %         (0.4) %         3.1 %           8.3 %          2.3 %         3.3 %
                                          ====           ====           ====            ====           ====          ====



(1)   Represents 53 week unaudited period for February 3, 1996.

(2) Represents 27 week transition period and 26 week unaudited period for February 3, 1996 and January 28, 1995, respectively.

(3) The 1994 tax amount is pro forma, as a substantial portion of the Company's business was treated as an S corporation (see Note 8 of Consolidated Financial Statements).

COMPARISON OF 52 WEEKS ENDED FEBRUARY 1, 1997 TO 53 WEEKS ENDED FEBRUARY 3, 1996

Net sales for Fiscal 1996 increased 2.4% to $326.4 million from $318.8 million for the 53 weeks ended February 3, 1996 (the "prior period"). When including sales of $21.5 million from the sold outlet stores in prior period sales, sales decreased by $13.9 million, or 4.1%. The increase in net sales resulted from an increase of $14.5 million from non-comparable store sales and $2.0 million from merchandise sales to Mycal Ltd. (formerly Nimius), offset by decreases of $5.2 million or 1.8% in comparable store sales and $3.7 million related to sales from the 53rd week of the prior period. The total increase in net sales for the ongoing American Eagle operations resulted from an increase of approximately 3% in the average unit selling price rather than from an increase in units sold. The Company operated 303 stores at the end of Fiscal 1996, compared to 273 stores, excluding 3 temporary locations, at the end of the prior period.

Gross profit for Fiscal 1996 increased to $98.8 million from $90.9 million for the prior period. Gross profit as a percent of net sales for Fiscal 1996 increased to 30.3% from 26.7% for the prior period. The increase in gross profit was attributable to higher initial mark-ups, lower markdowns, and lower delivery costs, offset by higher occupancy costs compared to the prior period.

Selling, general and administrative expenses for Fiscal 1996 increased to $83.8 million from $82.7 million for the prior period. As a percent of net sales, these expenses for Fiscal 1996 increased to 25.7% from 24.3% for the prior period. The increase of $1.1 million resulted primarily from increased supply costs of $0.9 million. The increase in supply costs included costs related to the increase in the number of stores, an increase in purchases of holiday bags and boxes in anticipation of sales, replacing hangers in all stores, and the write-off of certain obsolete packaging materials.

The loss on sale of assets recognized in the prior year related to the Company's sale of net assets, including the assignment of related leases, of 32 outlet stores (4 of which had not yet opened) and a warehouse, to a company owned by Sam Forman, a former Vice Chairman of the Company. The pre-tax loss on the sale of the assets recognized during the prior year was $3.1 million.

Depreciation and amortization expense for Fiscal 1996 decreased to $6.1 million from $6.2 million for the prior period. As a percent of net sales, these expenses for Fiscal 1996 increased to 1.9% from 1.8% for the prior period. The year-to-year decrease in depreciation expense primarily resulted from the additional depreciation expense taken in the prior period related to the reduction of the estimated useful life of certain computer and related equipment, offset by additional depreciation expense related to new stores and capital additions in the current year.

Interest income for Fiscal 1996 was $1.0 million compared to interest expense of $1.4 million for the prior period. Interest income was generated on cash available for investment. No borrowings were required under the terms of the Company's line of credit during Fiscal 1996. During Fiscal 1995, significant borrowings were required under the line of credit to support inventory purchases by the Company.

Income before income taxes for Fiscal 1996 increased to $9.8 million from a loss of $2.4 million for the prior period. As a percent of net sales, income before income taxes for Fiscal 1996 increased to 3.0% from a loss of 0.7% for the prior period. The increase in income before income taxes of $12.3 million was primarily attributable to increased gross profit resulting from higher initial markup and lower markdowns, as well as reduced interest costs in Fiscal 1996 and the net loss of $3.1 million recognized in the prior period from the sale of outlet stores.

COMPARISON OF 27 WEEKS ENDED FEBRUARY 3, 1996 TO 26 WEEKS ENDED JANUARY 28, 1995

Net sales for the 27 weeks ended February 3, 1996 ("Transition 1996") increased to $226.6 million from $182.8 million for the 26 weeks ended January 28, 1995 (the "prior period"). The $43.8 million or 23.9% increase in net sales was attributable to an increase of $7.4 million or 5.3% in comparable store sales, $32.7 million from non-comparable stores, and $3.7 million in sales for the additional week. The Company operated 273 stores, excluding 3 temporary locations, at the end of Transition 1996, compared to 262 stores operated at the end of the prior period. The total increase in net sales resulted primarily from an increase in units sold rather than from an increase in prices.

Gross profit for Transition 1996 decreased to $66.5 million from $66.9 million for the prior period. Gross profit as a percent of net sales for Transition 1996 decreased to 29.3% from 36.7% for the prior period. The decrease in gross profit was primarily attributable to an increase in markdowns over the prior period. The increased markdowns were a result of competitive pressures in the marketplace as well as the Company's strategy to accelerate the movement of merchandise and reduce inventory requirements.

Selling, general and administrative expenses for Transition 1996 increased to $47.4 million from $39.1 million for the prior period. As a percent of net sales, these expenses for Transition 1996 decreased to 20.9% from 21.4% for the prior period. The increase of $8.3 million resulted primarily from additional salary, advertising and other store expenses necessary to support new and temporary store openings as compared to the prior period, as well as an additional selling week during Transition 1996. Additionally, management decided to adopt the provisions of Financial Accounting Standards No. 121 (FASB 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The early adoption resulted in a charge to operations, for certain locations in which management's profit objectives were not being met, totaling $0.7 million during the second quarter of Transition 1996.

The loss on sale of assets recognized in Transition 1996 related to the Company's sale of net assets, including the assignment of related leases, of 32 outlet stores (4 of which had not yet opened) and a warehouse, to a company owned by Sam Forman, a former Vice Chairman of the Company. The pre-tax loss on the sale of the assets recognized during Transition 1996 was $3.1 million. Net sales for the outlet stores sold were approximately $8.8 million for the period through the sale date of October 28, 1995 and $15.6 million for the prior period.

Depreciation and amortization expense for Transition 1996 increased to $3.4 million from $2.2 million for the prior period. As a percent of net sales, these expenses for Transition 1996 increased to 1.5% from 1.2% from the prior period, due to additional new stores, capital additions and the reduction of the estimated useful life of certain computer and related equipment.

Interest expense for Transition 1996 increased to $0.8 million from $0.2 million for the prior period. The increase was due primarily to higher average daily notes payable balances required to fund the increased inventory levels that existed in the first quarter of Transition 1996.

Income before income taxes for Transition 1996 decreased to $11.8 million from $25.5 million for the prior period. As a percent of net sales, income before income taxes for Transition 1996 decreased to 5.1% from 14.0% for the prior period. The decrease in income before income taxes of $13.7 million was primarily attributable to higher markdowns, the loss on the sale of assets, and the early adoption of FASB 121.

COMPARISON OF FISCAL 1995 TO FISCAL 1994

Net sales for 1995 increased to $296.6 million from $199.7 million for 1994. The $96.9 million or 48.5% increase in net sales was attributable to an increase of $5.5 million or 2.9% in comparable store sales and $91.4 million from non-comparable stores. The Company operated 297 stores, excluding 17 temporary locations, at the end of 1995 compared to 208 stores operated at the end of 1994. The total increase in net sales resulted primarily from an increase in units sold rather than from an increase in prices.

Gross profit for 1995 increased to $91.4 million from $64.4 million for 1994. The $27.0 million increase in gross profit was primarily attributable to the increase in net sales. Gross profit as a percent of net sales for 1995 decreased to 30.8% from 32.2% for 1994. The 1.4% decrease in gross margin was the result of higher markdowns related to increased inventory levels, and the Company's goal to accelerate inventory movement.

Selling, general and administrative expenses for 1995 increased to $74.4 million from $48.8 million for 1994. As a percent of net sales, these expenses for 1995 increased to 25.0% from 24.4% for 1994. The increase of $25.6 million and 0.6% consisted of additional expenses necessary to support the increased number of stores.

Depreciation and amortization expense for 1995 increased to $5.0 million from $3.7 million for 1994. As a percent of net sales, these expenses for 1995 decreased to 1.7% from 1.8% for 1994. The depreciation and amortization expense increase of $1.3 million was primarily the result of store growth.

Interest expense for 1995 increased to $0.8 million from $0.7 million in 1994. As a percent of sales, interest expense for 1995 decreased to 0.3% from 0.4% for 1994. Even though notes payable increased by $25.4 million and the average interest rates increased for 1995 compared to 1994, the Company's interest expense did not reflect a commensurate change because of the pay down of a related party note payable in 1994.

Income before income taxes for 1995 was unchanged at $11.2 million. As a percent of net sales, income before income taxes for 1995 decreased to 3.8% from 5.6% for 1994. The decrease of 1.8% was largely attributable to higher markdowns related to the increased inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of working capital in Fiscal 1996 was cash flow provided by operating activities. The primary uses were for increases in inventory and fixed assets. The Company had working capital of $34.4 million, $24.8 million and $19.3 million at the end of Fiscal 1996, Transition 1996, and 1995, respectively. Fiscal 1996's increase resulted primarily from the increase in cash provided by operating activities.

For Fiscal 1996, the cash provided by operating activities of $18.6 million was primarily the result of the net income generated by the business as well as noncash charges of depreciation and amortization. A portion of the cash flow provided by operating activities was used to fund new store expansion, remodel existing stores, and fund other capital expenditures with the remainder retained to fund future store growth and improvements. Additionally, the Company received cash of $3.6 million from the payoff of notes receivable as part of the sale of the outlet operation and $2.3 million from the sale of the Company's old point-of-sale terminals and other assets. The Company funds merchandise purchases through the use of cash flows provided by operating activities.

At February 1, 1997, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.25% at February 1, 1997) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. Cash generated from operations was sufficient enough so that no borrowings were required against the line during Fiscal 1996. Letters of credit in the amount of $19.4 million were outstanding at February 1, 1997. The remaining available balance on the line was $40.6 million at February 1, 1997.

Capital expenditures, net of construction allowances, totaled $10.5 million for Fiscal 1996. These expenditures included the addition of 38 new stores, as well as 7 remodeled locations.

 The Company is currently planning to open at least 20 stores during Fiscal 1997. This forward-looking statement will be influenced by the Company's financial position and the number of advantageous mall store leases that may become available. Additionally, the Company has selected approximately 20 of its better performing older stores to upgrade to the newest store design in Fiscal 1997. These locations were selected based upon criteria such as sales performance and lease terms. The Company will also relocate the shoe department in approximately 100 stores to maximize sales performance. Finally, to accommodate the increased business in women's apparel, the Company will install additional fitting rooms in approximately 180 locations. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through Fiscal 1997.

SEASONALITY

Historically, the Company's operations have been seasonal, with highest sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. The Company has generally recognized net losses during its first and second fiscal quarters.

INCOME TAXES

The provisions of FAS No. 109, "Accounting for Income Taxes", have been reflected in the accompanying consolidated financial statements. See Note 8 "Income Taxes" in the Notes to Consolidated Financial Statements. The Company recorded a $5.8 million deferred tax asset at February 1, 1997 which relates to financial and tax differences. The Company has had profitable operations for the past three tax years and anticipates that future taxable income will be able to recover the full amount of the deferred tax asset.

IMPACT OF INFLATION

The Company does not believe that the relatively modest levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability. Substantial increases in cost, however, could have a significant impact on the Company and the industry in the future.

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of at least 20 stores in Fiscal 1997; the selection of approximately 20 stores for remodeling; the relocation of the shoe department in approximately 100 stores; the installation of additional fitting rooms in approximately 180 locations; the planned store size of 4,000 to 5,000 square feet; and sufficiency of cash flows and line of credit facilities to meet Fiscal 1997 cash requirements. The Company cautions that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following: a decline in demand for the merchandise offered by the Company; any events causing the disruption of imports including the insolvency of a significant supplier; ability of the Company to locate and obtain favorable store sites and negotiate acceptable lease terms; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; the effect the of economic conditions; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

The Company's results of operations will also fluctuate from quarter to quarter in the future as a result of numerous other factors. These include factors the Company cannot control that impact mall-based apparel retailers generally, such as factors affecting the amount of traffic in enclosed shopping malls and regional and national economic conditions affecting disposable consumer income. They also include factors over which the Company has some control, such as distinguishing itself from its competitors based on the quality and design of its private label brand names; identifying and responding to fashion trends in a timely manner; the ability to direct source merchandise closer to need and in appropriate quantities; the ability to retain qualified personnel; and the number and timing of the opening of new stores. Any one or a combination of these factors could have a material adverse affect on the Company's results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                       February 1,  February 3,  January 28,
Assets                                                    1997         1996          1995
                                                        --------      -------      --------
                                                                                 (Unaudited)
Current assets:

   Cash and cash equivalents                            $ 34,326      $19,986      $ 10,363

   Merchandise inventory                                  27,117       23,394        50,037

   Receivables                                             3,556        5,642         8,730

   Prepaid expenses and other                              4,381        4,429         1,448

   Deferred income taxes                                   4,380        2,891         2,231
                                                        --------      -------      --------
Total current assets                                      73,760       56,342        72,809
                                                        --------      -------      --------
Fixed assets:

   Fixtures and equipment                                 23,118       26,447        24,913

   Leasehold improvements                                 32,671       30,326        26,923
                                                        --------      -------      --------
                                                          55,789       56,773        51,836
   Less: Accumulated depreciation and amortization        21,598       23,044        22,322
                                                        --------      -------      --------
                                                          34,191       33,729        29,514
                                                        --------      -------      --------
Notes receivable                                              --        3,568            --

Other assets                                               2,487        1,724         1,771
                                                        --------      -------      --------
Total assets                                            $110,438      $95,363      $104,094
                                                        ========      =======      ========
Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                                     $ 20,430      $16,166      $ 25,698

   Accrued compensation and payroll taxes                  4,926        4,255         2,206

   Accrued rent                                            6,006        4,550         3,404

   Accrued income and other taxes                          5,478        3,536         4,572

   Other liabilities and accrued expenses                  2,542        3,060         2,432
                                                        --------      -------      --------
Total current liabilities                                 39,382       31,567        38,312

Stockholders' equity                                      71,056       63,796        65,782
                                                        --------      -------      --------
Total liabilities and stockholders' equity              $110,438      $95,363      $104,094
                                                        ========      =======      ========

                 See notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                                                                  For the Six
                                              For the Years Ended                 Months Ended          For the Years Ended
                                              -------------------                 ------------          -------------------
                                            Feb. 1,          Feb. 3,        Feb. 3,      Jan. 28,      July 29,      July 30,
                                             1997             1996           1996          1995          1995          1994
                                           ---------         -------       --------      --------      --------      ---------
                                                           (Unaudited)                 (Unaudited)
Net sales                                  $ 326,404        $340,323       $226,569      $182,809      $296,563      $ 199,688

Cost of sales, including certain
buying, occupany and warehousing
expenses                                     227,648         249,415        160,096       115,867       205,186        135,328
                                           ---------         -------       --------      --------      --------      ---------
Gross profit                                  98,756          90,908         66,473        66,942        91,377         64,360

Selling, general and
      administrative expenses                 83,810          82,679         47,372        39,069        74,378         48,757

Loss on sale of outlets                           --           3,081          3,081            --            --             --

Depreciation and amortization                  6,087           6,221          3,441         2,179         4,956          3,651
                                           ---------         -------       --------      --------      --------      ---------
Operating income (loss)                        8,859          (1,073)        12,579        25,694        12,043         11,952

Interest (income) expense, net                  (973)          1,366            813           243           797            716
                                           ---------         -------       --------      --------      --------      ---------
Income (loss) before income taxes              9,832          (2,439)        11,766        25,451        11,246         11,236

Provision (benefit) for income taxes           3,907          (1,105)         4,624        10,210         4,481           (962)
                                           ---------         -------       --------      --------      --------      ---------
Net income (loss)                          $   5,925         ($1,334)      $  7,142      $ 15,241      $  6,765      $  12,198
                                           =========          ======       ========      =========     ========      =========
Net income (loss) per common  share        $    0.60          ($0.13)      $   0.72      $   1.52      $   0.68
                                           =========          ======       ========      =========     ========
Weighted average common shares
    outstanding                                9,889           9,964          9,930        10,000        10,000
                                           =========          ======       ========      =========     ========
Pro forma information:

Income before income taxes, as stated                                                                                $  11,236
Pro forma provision for income taxes                                                                                     4,607
                                                                                                                     ---------
Pro forma net income                                                                                                 $   6,629
                                                                                                                     =========
Pro forma net income per common
share                                                                                                                $    0.79
                                                                                                                     =========
Pro forma weighted average
    common shares outstanding                                                                                            8,389
                                                                                                                     =========

                 See notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the year ended February 1, 1997, the six months ended February 3, 1996 and the years ended July 29, 1995 and July 30, 1994

(In thousands)                                                                                                  Retained
                                                   Acquired            (1)        Common       Contributed      Earnings
                                                   Entities         Shares        Stock        Capital          (Deficit)
                                                   --------         ------        ------       -----------      ---------
Balance at July 31, 1993                           $  4,358            --       $     --       $  --             $     --

Net income through January
2, 1994                                              14,911            --             --          --                   --

Formation of American Eagle Outfitters, Inc.:

Stock exchange for acquired
entities                                            (19,269)        7,700         19,269          --                   --

Net proceeds from initial
public offering                                          --         2,300         33,326          --                   --

Contributed capital                                      --            --             --       4,164                   --

Restricted stock                                         --            --             --          --                   --
compensation

Net loss for seven months
ended July 30, 1994                                      --            --             --          --               (2,713)
                                                                                                                   ------
Balance at July 30, 1994                                 --        10,000         52,595       4,164               (2,713)

Net income                                               --            --             --          --                6,765

Restricted stock                                         --            --             --          --                   --
compensation

Tax benefit realized on
vested restricted stock                                  --            --             --          98                   --
                                                                                               -----
Balance at July 29, 1995                                 --        10,000         52,595       4,262                4,052

Net income                                               --            --             --          --                7,142

Restricted stock                                         --            --             --          --                   --
compensation

Contributed capital                                      --            15            (88)         --                   --

Treasury stock                                           --          (140)            --          --                   --
                                                                     ----

Balance at February 3, 1996                              --         9,875         52,507       4,262               11,194

Net income                                               --            --             --          --                5,925

Exercise and cancellation of
    stock options and
    restricted stock                                     --            43            356          --                   --


(In thousands)                                                  Deferred
                                                   Treasury     Compensation   Stockholders
                                                   Stock        Expense        Equity
                                                   --------     ------------   -----------
Balance at July 31, 1993                            $    --       $   --       $  4,358

Net income through January
2, 1994                                                  --           --         14,911

Formation of American Eagle Outfitters, Inc.:

Stock exchange for acquired
entities                                                 --           --             --

Net proceeds from initial
public offering                                          --           --         33,326

Contributed capital                                      --       (4,164)            --

Restricted stock                                         --          243            243
compensation

Net loss for seven months
ended July 30, 1994                                      --           --         (2,713)
                                                                                 ------
Balance at July 30, 1994                                 --       (3,921)        50,125

Net income                                               --           --          6,765

Restricted stock                                         --          944            944
compensation

Tax benefit realized on
vested restricted stock                                  --           --             98
                                                                                 ------
Balance at July 29, 1995                                 --       (2,977)        57,932

Net income                                               --           --          7,142

Restricted stock                                         --          420            420
compensation

Contributed capital                                     182          (94)            --

Treasury stock                                       (1,698)          --         (1,698)
                                                     ------                      ------

Balance at February 3, 1996                          (1,516)      (2,651)        63,796

Net income                                               --           --          5,925

Exercise and cancellation of
    stock options and
    restricted stock                                   (109)          53            300

Tax benefit realized on
exercised stock options and
vested restricted stock       --        --              --       44       --         --         --          44


Restricted stock and stock
option compensation           --        --              --       --       --                   991         991

Contributed capital           --        --              --    1,229       --         --     (1,229)         --
                                                             ------                        -------

Balance at February 1, 1997  $--     9,918         $52,863   $5,535   $17,119   $(1,625)   $(2,836)   $ 71,056
                             ====    =====         =======   ======   =======   =======    =======    ========

(1) 30 million authorized, 10 million issued at July 29, 1995, February 3, 1996, and February 1, 1997.

                 See notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)                                         For the Years Ended   For the Six Months Ended  For the Years Ended
                                                       -------------------   ------------------------  -------------------
                                                       Feb. 1,     Feb. 3,      Feb. 3,    Jan. 28,    July 29,    July 30,
                                                         1997        1996        1996        1995        1995        1994
                                                         ----        ----        ----        ----        ----        ----
OPERATING ACTIVITIES:                                            (Unaudited)             (Unaudited)
Net income (loss)                                      $  5,925    $ (1,334)   $  7,142    $ 15,241    $  6,765    $ 12,198

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

   Depreciation and amortization                          6,087       6,221       3,441       2,179       4,956       3,651

   Loss on impairment and write-off of fixed assets       2,067       2,185       2,012         188         363         395

   Loss on sale of outlets                                   --       3,081       3,081          --          --          --

   Restricted stock compensation                            991         948         420         416         944         243

   Deferred income taxes                                 (1,898)       (297)         12       3,451       3,142      (7,027)

Changes in assets and liabilities:

   Merchandise inventory                                 (3,723)     16,893      45,875      (4,873)    (33,855)    (20,798)

   Receivables                                            2,055       2,975       1,500      (3,365)     (1,890)     (4,150)

   Prepaid and other                                       (400)     (3,081)      1,337       2,164      (2,254)     (2,285)

   Receivables from officers                                (30)       (345)        (12)         --        (333)         --

   Accounts payable                                       4,018      (9,533)    (21,656)      1,886      14,009      12,550

   Accrued liabilities                                    3,489       2,546       5,229       7,088       4,405        (110)
                                                       --------    --------    --------    --------    --------    --------
           Total adjustments                             12,656      21,593      41,239       9,134     (10,513)    (17,531)
                                                       --------    --------    --------    --------    --------    --------
Net cash provided by (used for) operating activities     18,581      20,259      48,381      24,375      (3,748)     (5,333)
                                                       --------    --------    --------    --------    --------    --------
INVESTING ACTIVITIES:

Capital expenditures                                    (10,540)    (15,636)     (5,137)    (10,843)    (21,341)    (12,658)

Proceeds from sale of assets                              5,874       5,000       5,000          --          --          --
                                                       --------    --------    --------    --------    --------    --------
Net cash used for investing activities                   (4,666)    (10,636)       (137)    (10,843)    (21,341)    (12,658)
                                                       --------    --------    --------    --------    --------    --------
FINANCING ACTIVITIES:

Net borrowings (payments) on notes payable                   --          --     (28,800)     (3,400)     25,400      (8,000)

Payment of related party note                                --          --          --          --          --      (7,400)

Net proceeds from initial public offering                    --          --          --          --          --      33,326

Net proceeds from stock options exercised                   425          --          --          --          --          --
                                                       --------    --------    --------    --------    --------    --------
Net cash provided by (used for) financing activities        425          --     (28,800)     (3,400)     25,400      17,926
                                                       --------    --------    --------    --------    --------    --------

Net increase (decrease) in cash                          14,340       9,623      19,444      10,132         311         (65)

Cash - beginning of period                               19,986      10,363         542         231         231         296
                                                       --------    --------    --------    --------    --------    --------
Cash - end of period                                   $ 34,326    $ 19,986    $ 19,986    $ 10,363    $    542    $    231
                                                       ========    ========    ========    ========    ========    ========


                 See notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 1997

1.  BUSINESS OPERATIONS AND BASIS OF PRESENTATION

American Eagle Outfitters, Inc. (the "Company") is a specialty retailer of casual fashion merchandise. The Company targets men and women aged 15 to 30 and sells its own brand of fashion apparel, blended with an assortment of quality basics such as denim and khakis. The Company operates retail stores located in regional enclosed shopping malls principally in the Midwest, Northeast, and Southeast. The consolidated financial statements include the accounts of the Company and its wholly-owned royalty and investment subsidiaries. All inter-company transactions have been eliminated.

On April 13, 1994, the Company successfully completed an initial public offering of 2,300,000 shares of its common stock. In connection with this offering, the Company increased its authorized shares of no par value stock to 30,000,000.

Prior to the consummation of the Company's offering, the existing stockholders contributed 260,250 shares of common stock to the Company which in turn, issued the common stock to officers, directors and other individuals performing services for the Company. Pursuant to the April 13, 1994 restricted stock agreements, this common stock was issued without cash consideration and vests over five years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

On January 3, 1996, the Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 3, 1996. For tax purposes, the Company has retained its July year-end. As used herein, "Fiscal 1996" refers to the twelve month period ended February 1, 1997, "Transition 1996" refers to the twenty-seven week period from July 30, 1995 to February 3, 1996 and the six months ended January 28, 1995 refers to the twenty-six week period from July 31, 1994 to January 28, 1995. Similarly, "1995" and "1994" refer to the fiscal years ended July 29, 1995 and July 30, 1994. "Fiscal 1997" refers to the twelve month period ending January 31, 1998. All references to amounts related to the six months ended January 28, 1995 and the twelve months ended February 3, 1996 are unaudited. However, in the opinion of management, such amounts are fairly stated, in conformity with generally accepted accounting principles, and contain all adjustments necessary for a fair presentation.

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

CASH

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MERCHANDISE INVENTORY

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design costs and related expenses.

The Company reviews its inventory levels in order to identify slow-moving merchandise and may use markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on their extent and amount of inventory affected.

FIXED ASSETS

Fixed assets are recorded on the basis of cost with depreciation and amortization computed utilizing the straight-line method over the estimated useful lives. Depreciation and amortization expense is summarized as follows:

        (In thousands)

                          For the Years Ended  For the Six Months Ended   For the Years Ended
                          -------------------  ------------------------   -------------------
                           Feb. 1,     Feb. 3,     Feb. 3,    Jan. 28,    July 29,    July 30,
                            1997        1996        1996        1995        1995        1994
                           ------      ------      ------      ------      ------      ------
                                    (Unaudited)              (Unaudited)
Depreciation  expense      $5,933      $6,113      $3,392      $2,144      $4,862      $3,637

Amortization  expense         154         108          49          35          94          14
                           ------      ------      ------      ------      ------      ------
Total                      $6,087      $6,221      $3,441      $2,179      $4,956      $3,651
                           ======      ======      ======      ======      ======      ======

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of",which the Company adopted for Transition 1996, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

STOCK OPTION PLAN

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option and allows companies to continue to measure compensation cost for such plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Beginning in 1996, companies electing to remain with accounting under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company plans to continue accounting for its stock-based employee compensation plan under APB 25. See pro forma disclosures required under FASB Statement No. 123 in Note 10.

INCOME TAXES

Income taxes are accounted for using the liability method. Under this method, the deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax amounts included in operations represents the change in the deferred tax asset and liability balances.

PREOPENING EXPENSES AND CLOSING COSTS

Expenditures of a noncapital nature incurred prior to the opening of a new store are charged to operations as incurred. Costs of closing a store are recognized when, in management's judgment, it is probable that the store will be closed.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense is summarized as follows:

        (In thousands)

                                    For the Years Ended  For the Six Months Ended  For the Years Ended
                                    -------------------  ------------------------  -------------------
                                     Feb. 1,     Feb. 3,     Feb. 3,    Jan. 28,   July 29,  July 30,
                                      1997        1996        1996        1995       1995      1994
                                     ------      ------      ------      ------     ------     ------
                                               (Unaudited)            (Unaudited)
Advertising expense                  $8,501      $7,967      $4,740      $3,227     $8,161     $4,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                    For the Years Ended  For the Six Months Ended  For the Years Ended
                                    -------------------  ------------------------  -------------------
                                     Feb. 1,     Feb. 3,     Feb. 3,    Jan. 28,   July 29,  July 30,
                                      1997        1996        1996        1995       1995      1994
                                     ------      ------      ------      ------     ------     ------
                                               (Unaudited)            (Unaudited)
CASH PAID DURING THE PERIODS
FOR:

Income taxes                         $4,420    $1,610       $   21     $1,282       $2,531    $6,839
Interest                             $    3    $1,662       $1,103     $  326       $  885    $  878

NON-CASH TRANSACTIONS FROM THE
SALE OF OUTLETS:

Treasury stock                       $    -    $1,698       $1,698     $    -       $    -    $    -
Notes receivable                     $    -    $3,708       $3,708     $    -       $    -    $    -


EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares outstanding (assumed weighted average for pro forma) during the periods presented. Common share equivalents, principally in the form of employee stock option awards, are not reflected in the common stock outstanding as they have a nominal effect on the number of shares outstanding.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the Fiscal 1996 presentation.

3.  RELATED PARTY TRANSACTIONS

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

In addition, the Company purchases merchandise from and sells merchandise to various related parties and uses the services of a related importing company. During 1995, the Company entered into a royalty agreement with respect to consulting services related to merchandise purchased by affiliates. Transactions with these related parties and associated balance sheet amounts were as follows:

        (In thousands)

                                For the Years Ended    For the Six Months Ended   For the Years Ended
                                -------------------    ------------------------   -------------------
                                Feb. 1,      Feb. 3,      Feb. 3,     Jan. 28,    July 29,    July 30,
                                 1997         1996         1996         1995        1995         1994
                               --------     --------      -------      -------      -------     --------
                                          (Unaudited)               (Unaudited)
Merchandise purchases plus
 import administrative charges  $42,629      $41,303      $18,246      $20,753      $43,810      $46,949

Accounts payable                $ 7,068      $ 4,432      $ 4,432      $11,197      $16,002      $13,984

Accounts receivable             $ 1,334      $ 2,246      $ 2,246      $ 1,733      $   804      $    --

Rent expense                    $ 1,407      $   754      $   236      $   544      $ 1,062      $ 1,228

Royalty fee income              $    --      $ 1,308      $   208      $    --      $ 1,100      $    --


Merchandise sales               $ 2,812      $ 5,683      $ 4,760      $   813      $ 1,710      $    --

The Company has provided one-year loans, which are renewed annually, to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995. As of February 1, 1997 and February 3, 1996, the outstanding value of these loans, including interest at 6.8%, approximated $376,000 and $345,000, respectively.

4.  NOTES PAYABLE

The Company has an unsecured demand lending arrangement with a bank to provide a $60 million line of credit at either the lender's prime lending rate (8.25 % at February 1, 1997) or a negotiated rate such as LIBOR. Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during Fiscal 1996. The weighted average interest rate on these borrowings in Transition 1996 was 8.27%. The facility has a limit of $40 million to be used for direct borrowing. No borrowings were outstanding as of February 1, 1997 and February 3, 1996. The Company had letters of credit of approximately $19.4 million outstanding at February 1, 1997 which were primarily related to the purchase of inventory. The remaining balance which could be borrowed under this lending arrangement was $40.6 million at February 1, 1997.

5.  IMPAIRMENT OF ASSETS

In accordance with FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Based on these evaluations, the Company determined that assets with a net carrying amount of approximately $1.5 million were impaired and accordingly, provided for this impairment during Fiscal 1996, compared with $0.7 million for Transition 1996. The expense included in selling, general, and administrative expenses for Fiscal 1996 and Transition 1996 was $0.8 million and $0.7 million, respectively. Fair value was based on management's estimate of the potential future benefits of such assets to the remaining store locations or future store locations of the Company.

6.  LOSS ON SALE OF ASSETS

The Company sold net assets (including the assignment of related leases, generally with recourse to the Company) of 32 outlet stores and a warehouse, effective as of the close of business on October 28,1995 to Forman Enterprises, Inc., which is owned by Sam Forman, a former Vice Chairman and director of the Company, for approximately $11.4 million. The Company recognized a loss of $3.1 million on the sale of these stores.

The proceeds from the sale were payable in cash of $5.0 million, two notes receivable totaling $4.7 million, which were discounted and paid off during the first quarter of Fiscal 1996, and 140,000 shares of common stock held by Mr. Forman amounting to $1.7 million.

7.  LEASE COMMITMENTS

All store operations are conducted from leased premises. These leases provide for base rentals and the payment of a percentage of sales as additional rent when sales exceed specified levels. Minimum rentals relating to these leases are recorded on a straight-line basis. In addition, the Company is typically responsible under its leases for common area maintenance charges, real estate taxes and certain other expenses. These leases are classified as operating leases.

Rent expense charged to operations, including amounts paid under short-term cancelable leases, was as follows:

(In thousands)
                                         For the Years Ended                For the Six Months Ended        For the Years Ended
                                         -------------------                ------------------------        -------------------
                                      Feb. 1,            Feb. 3,            Feb. 3,        Jan. 28,        July 29,       July 30,
                                       1997               1996               1996            1995            1995           1994
                                       ----               ----               ----            ----            ----           ----
                                                       (Unaudited)                       (Unaudited)
Minimum rentals                       $42,738            $38,900            $20,303         $16,802         $35,384        $23,162
Contingent rentals                        674                996                773             630             854            697
                                      -------            -------            -------         -------         -------        -------
Total                                 $43,412            $39,896            $21,076         $17,432         $36,238        $23,859
                                      =======            =======            =======         =======         =======        =======

The table below summarizes future minimum lease obligations under operating leases in effect at February 1, 1997.

(In thousands)
Fiscal years:

                  1997                                              $29,491
                  1998                                               28,248
                  1999                                               26,782
                  2000                                               23,091
                  2001                                               22,278
         Thereafter                                                  78,762
                                                                   --------
  Total future minimum lease obligations                           $208,652
                                                                   ========

The Company is contingently liable for the rental payments totaling approximately $7.9 million for the outlet stores which were sold in October 1995.

8.  INCOME TAXES

The provisions of FASB Statement No. 109 (FASB 109), "Accounting for Income Taxes", have been reflected in the preparation of the accompanying Consolidated Financial Statements for the acquired retail operations, effective August 1, 1993. Temporary differences that existed at the date of adoption represented future deductible amounts of approximately $3.6 million at August 1, 1993. A valuation allowance was provided in an amount equal to the deferred tax asset at that date. As a result, there was no cumulative effect of adopting FASB 109.

As a result of profitable operations during 1994, the valuation allowance established at adoption of FASB No. 109 of $3.6 million was eliminated and the benefit was recognized in the second quarter of 1994.

The significant components of the Company's deferred tax assets (there are no deferred tax liabilities) were as follows:

(In thousands)                               February 1, February 3, January 28,
                                               1997         1996        1995
                                               ----         ----        ----
                                                                    (Unaudited)
CURRENT:

       Inventories                            $1,326      $  452      $  909

       Accrued rent                            2,015       1,464       1,122

       Salaries and compensation                 773         729         200

       Other                                     266         246          --
                                              ------      ------      ------
                                               4,380       2,891       2,231
LONG TERM:

       Basis differences in fixed assets       1,391         982       1,346
                                              ------      ------      ------
Total                                         $5,771      $3,873      $3,577
                                              ======      ======      ======

Significant components of the provision (benefit) for income taxes are as follows:

                              For the Years Ended    For the Six Months Ended    For the Years Ended
                              -------------------    ------------------------    -------------------
(In thousands)              February 1,  February 3,   February 3, January 28,   July 29,   July 30,
                               1997          1996         1996        1995         1995        1994
                               ----          ----         ----        ----         ----        ----
CURRENT:                                 (Unaudited)              (Unaudited)
      Federal                $ 4,709       $  (674)      $3,848      $ 5,644      $1,089      $ 4,955
      State                    1,096          (134)         764        1,115         250        1,110
                             -------       -------       ------      -------      ------      -------
      Total current            5,805          (808)       4,612        6,759       1,339        6,065
                             -------       -------       ------      -------      ------      -------
DEFERRED:

      Federal                 (1,584)         (249)          11        2,882       2,622       (5,999)
      State                     (314)          (48)           1          569         520       (1,028)
                             -------       -------       ------      -------      ------      -------
      Total deferred          (1,898)         (297)          12        3,451       3,142       (7,027)
                             -------       -------       ------      -------      ------      -------
Provision (benefit) for
income taxes                 $ 3,907       $(1,105)      $4,624      $10,210      $4,481      $  (962)
                             =======       =======       ======      =======      ======      =======

A tax benefit has been recognized as contributed capital, in the amount of $44,000 for the year ended February 1, 1997 and $98,000 for the years ended February 3, 1996 and July 29, 1995, resulting from additional tax deductions related to vested restricted stock grants and stock options exercised. The tax information for July 30, 1994 reflected on the consolidated statements of operations includes pro forma adjustments for income taxes based on the statutory rates in effect for C corporations as if the reorganization of the Company occurred on August 1, 1992.

A reconciliation between the statutory federal income tax and the effective tax rate follows. The Fiscal 1996, Transition 1996 and 1995 percentages are actual and the 1994 percentages are pro forma.

                                                                              Provision (Benefit)
                                                                              -------------------
                                               For the Years Ended          For the Six Months Ended         For the Years Ended
                                               -------------------          ------------------------         -------------------
                                            Feb. 1,          Feb. 3,          Feb. 3,         Jan. 28,      July 29,     July 30,
                                              1997             1996            1996             1995          1995         1994
                                            ------           ------           ------          -------       -------      ------
                                                           (Unaudited)                      (Unaudited)
Federal income tax rate                        35%             (35)%            35%              35%           35%           35%
State income taxes, net of federal income
tax effect                                      4               (4)              4                5             4             6
Tax rate differential from prior interim
periods                                         -               (6)              -                -             -             -
Other items, net                                1                 -              -                -             1             -
                                               --              ---              --               --            --            --
                                               40%             (45)%            39%              40%           40%           41%
                                               ==              ====             ==               ==            ==            ==

9.  PROFIT SHARING PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a contributory profit sharing plan that covers all employees that have met certain length-of-service requirements. Contributions to the plan, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. The Company recognized $350,000 in expense during Fiscal 1996. No expense was recognized in Transition 1996, 1995, and 1994.

Effective in August 1994, the Company amended its profit sharing plan to include a 401(k) retirement plan option. Full-time employees who have attained twenty-one years of age and have completed one year of service can contribute up to 15% of their salaries to the plan on a pre-tax basis, subject to IRS limitations. The Company will match up to 3% of the participants eligible compensation. Total expense for Fiscal 1996 was $319,000 as compared with $153,000 for Transition 1996.

The Employee Stock Purchase Plan (ESPP), effective on April 1, 1996, covers employees who are at least 20 1/2 years old, have one year of service, and work at least 1,000 hours. Contributions are determined by the employee with a maximum of $1,248 annually, with the Company matching 15% of the investment. These contributions are used to purchase shares of the Company stock at the average market price.

10.  STOCK OPTION PLAN AND RESTRICTED STOCK AGREEMENTS

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "Plan"). The Plan provides for the grant of 600,000 incentive or non-qualified options to purchase common stock. On June 3, 1996, the Plan was amended to provide for the grant of an additional 300,000 shares for which options may be granted under the Plan. All full-time employees and selected related party consultants to the Company are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten year period from the date of grant. The members of the Board of Directors who are not officers or employees of the Company are granted options for 2,500 shares of stock annually at fair value, which vest one year after the date of grant. On September 11, 1996, the Plan was amended to grant 1,000 shares of stock at fair value to the members of the Board of Directors who are not officers or employees of the Company on the first trading day of each fiscal quarter of the Company which vest one year after the date of grant and are exercisable for a ten-year period from the date of grant. This provision became effective for the third quarter of Fiscal 1996.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal 1996 and Transition 1996: risk-free interest rates of 5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .7384; weighted-average expected life of the option of 5 years; and an expected forfeiture rate of approximately 15%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows :

(In thousands, except earnings per share)             For the Years Ended
                                                      -------------------
                                                   Feb. 1, 1997  Feb. 3, 1996
                                                   ------------  ------------
                                                                  (Unaudited)
Pro forma net income (loss)                            $5,354      $(1,383)
Pro forma net income (loss)  per share
   Primary                                             $ 0.51      $ (0.14)
   Fully diluted                                       $ 0.51      $ (0.14)

Stock options granted prior to August 1, 1995 are specifically excluded from the determination of pro forma net income. As such, future stock options grants will serve to increase the Fiscal 1996 and 1995 pro forma compensation costs.

A summary of the Company's stock option activity follows:

                                          For the Year Ended              For the Six
                                          ------------------              -----------
                                                                         Months Ended
                                                                         ------------
                                       February 1, 1997 (1)(3)          February 3, 1996
                                       -----------------------          ----------------
                                                      Weighted-                    Weighted-
                                                        Avg.                         Avg.
                                                       Exercise                   Exercise
                                        Options         Price      Options         Price
                                        -------       ---------    -------       ---------
Outstanding - beginning of year         355,950       $   13.78    319,950       $   15.98

Granted
  (Exercise Price equal to Fair
Value)                                  473,950       $   10.22    109,000       $    6.96

Granted
   (Exercise Price less than Fair
 Value)                                 117,000       $    6.75         --           --

Exercised (2)                           (42,950)      $    7.10         --           --
Cancelled                              (272,050)      $   14.95    (73,000)      $   15.99
                                       --------                    -------
Outstanding - end of year (4)           631,900       $    8.92    355,950       $   13.22
                                       ========                    =======

Exercisable - end of year (5)           105,430       $    7.71     69,390       $   13.78

Weighted avg. fair value of
options granted during the year                        $   7.46                  $    4.75



                                                      For the Years Ended
                                                      -------------------


                                           July 29, 1995                      July 30, 1994
                                     ------------------------              ----------------------
                                                    Weighted-                           Weighted-
                                                      Avg.                                Avg.
                                                    Exercise                             Exercise
                                     Options          Price                Options         Price
                                     -------        ---------              -------      ---------
Outstanding - beginning of year      309,000       $   16.00                    --       $   0.00

Granted
  (Exercise Price equal to Fair
Value)                                19,950       $   15.76               311,500       $  16.00

Granted
   (Exercise Price less than Fair
 Value)                                   --           --                       --          --

Exercised (2)                             --           --                       --          --
Cancelled                             (9,000)      $   16.00                (2,500)      $  16.00
                                      -------                              -------
Outstanding - end of year (4)        319,950       $   15.98               309,000       $  16.00
                                     =======                               =======

Exercisable - end of year (5)         60,000       $   16.00                    --       $  16.00

Weighted avg. fair value of
options granted during the year                           --                                   --

(1) Shares granted and cancelled during Fiscal 1996 include 241,950 in options that were repriced to $6.75 on February 5, 1996.

(2) Options exercised during Fiscal 1996 ranged in price from $5.88 - $17.00 with an average of $7.10.

(3) As of February 1, 1997, the Company had 225,150 shares available for grant.

(4) As of February 1, 1997, the exercise price of 463,400 options outstanding ranged between $6.25 and $6.75 with weighted average remaining contractual lives between 8 and 9 years.

(5) As of February 1, 1997, the exercise price of 64,430 options exercisable ranged between $6.25 and $6.75.


The Company maintains a restrictive stock plan for compensating certain employees and selected related party consultants. The summary of stock grant activity is as follows:

                                                             Fair market
                                                             value per share                    Number of
                                                             at grant date                      shares            Vested
                                                             -------------                      ------            ------
Granted on April 13, 1994                                    $16.00                             260,250
                                                                                                -------
Balance at July 30, 1994                                     $16.00                             260,250

Cancelled                                                    $16.00                              (9,375)
                                                                                                -------

Balance at July 29, 1995                                     $16.00                              250,875            50,175

Granted                                                      $5.88                                15,000
                                                                                                --------

Balance at February 3, 1996                                  $5.88-$16.00                        265,875            53,175

Exercised                                                    $5.88                                (6,000)

Cancelled                                                    $5.88                                (9,000)
                                                                                                --------

Balance at February 1, 1997                                  $16.00                              250,875          100,350
                                                                                                ========          =======


For Fiscal 1996 and Transition 1996, the Company recorded $1,049,710 and $420,150 in compensation expense, respectively, on restrictive stock and certain stock options granted during Fiscal 1996 where the exercise price is less than fair value of the underlying stock. For the year ended July 29, 1995, the Company recorded as compensation expense $944,150, which included an early vesting provision of $113,150 for executives no longer employed by the Company. The Company recorded $242,900 as compensation expense for the period April 13, 1994 through July 30, 1994. Assuming no acceleration of vesting, the Company will record $1,048,500 per year in compensation expense during the remaining vesting periods.

11.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The following quarterly financial information conforms to the change in fiscal year as described in Note 2.

(In thousands, except per share data)                                 Quarters Ended

                                                      May 4,      August 3,   November 2,  February 1,
                                                      1996          1996         1996         1997
                                                      ----          ----         ----         ----

Net Sales (1)                                       $ 54,396      $ 70,257     $ 78,846     $122,905
Gross Profit (1)                                      13,610        21,239       25,850       38,057
Income (loss) before provision for income taxes       (4,929)          569        3,535       10,657
Net income (loss)                                     (2,991)          346        2,145        6,425
Earnings (loss) per share                           $  (0.30)     $   0.04     $   0.21     $   0.65


                                                     April 29,     July 29,    October 28,   February 3,
                                                       1995         1995          1995         1996(2)
                                                    -------       -------       ---------    ----------
Net sales (1)                                       $ 48,417      $ 65,337      $ 85,885      $140,684
Gross Profit (1)                                       6,332        18,103        23,796        42,677
Income (loss) before provision for income taxes      (11,806)       (2,399)       (2,367)       14,133
Net income (loss)                                     (6,923)       (1,553)       (1,436)        8,578
Earnings (loss) per share                           ($  0.69)     ($  0.15)     ($  0.14)     $   0.87


(1) The quarterly amounts have been reclassified to conform to the Fiscal 1996 presentation.

(2) Represents 14 week period ended February 3, 1996.

12.  LEGAL PROCEEDINGS

On November 30, 1995, a complaint was filed in the United States District Court for the Western District of Pennsylvania under the caption Thomas G. Di Cicco v. American Eagle Outfitters, Inc., et al, No. 95-1937, as class action on behalf of purchasers of the Company's common stock during the period August 4, 1994 through October 26, 1995. It alleged violations of the federal securities laws arising out of purported misrepresentations and non-disclosures concerning the Company and its financial condition. The matter has been settled on a basis satisfactory to the Company and the plaintiffs. The Fiscal 1996 results of operations reflect an approximate $234,000 cost associated with this settlement.

The Company is subject to various claims and legal actions which arise in the ordinary course of its business. The Company believes that such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

13.  SUBSEQUENT EVENTS

In February 1996, the Company entered into a one-year agreement with Mycal Ltd., formerly Nimius Japan Co. Ltd., (Nimius) to sell American Eagle Outfitters merchandise in shops built by Nimius. This arrangement was not renewed in February 1997, with the agreement that Nimius may operate their existing American Eagle stores through November 1997.

In March 1997, the independent members of the Board of Directors approved the Company's acquisition of Prophecy Ltd. (Prophecy), a New Yorkbased contract apparel manufacturer. The majority partner of Prophecy is the Schottenstein Family. The goals of the acquisition are to leverage the talent and expense of the Company's New York design office and to use Prophecy's production expertise and manufacturing relationships to shorten the product delivery cycle and enable the Company to continually improve product quality and value. The preliminary terms of the acquisition include a cash payment of $0.9 million at closing plus a contingent payment of up to $0.7 million.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of February 1, 1997 and February 3, 1996 and the related statements of income, stockholders' equity, and cash flows for the year ended February 1, 1997, the six month period ended February 3, 1996 and each of the two years in the period ended July 29, 1995. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at February 1, 1997 and February 3, 1996 and the consolidated results of its operations and its cash flows for the year ended February 1, 1997, the six month period ended February 3, 1996, and for each of the two years in the period ended July 29, 1995, in conformity with generally accepted accounting principles.

                                Ernst & Young LLP

Pittsburgh, Pennsylvania
March 7, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions "Nominees For Election As Directors", "Information Concerning Board of Directors" and "Executive Officers" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 7, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 7, 1997 under the captions "Executive Officer Compensation", "Option/SAR Grants in Last Fiscal Year", "Ten-Year Option/SAR Repricings" and "Aggregated Option Exercises and Fiscal Year-End Option Value" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 7, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 7, 1997, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of the Company, included in the Annual Report of the Company to its stockholders for the period ended February 1, 1997, are included in Item 8:

               Consolidated Balance Sheets as of February 1, 1997, February 3, 1996, and January 28, 1995 (unaudited)

               Consolidated Statements of Operations for the years ended February 1, 1997 and February 3, 1996 (unaudited) ,the six month periods ended February 3, 1996 and January 28, 1995 (unaudited) and for each of the two years in the period ended July 29, 1995

               Consolidated Statements of Stockholders' Equity for the year ended February 1, 1997, the six month period ended February 3, 1996, and for each of the two years in the period ended July 29, 1995

               Consolidated Statements of Cash Flows for the years ended February 1, 1997 and February 3, 1996 (unaudited), six month periods ended February 3, 1996 and January 28, 1995 (unaudited) and for each of the two years in the period ended July 29, 1995

               Notes to the Consolidated Financial Statements

(a)(2) No financial statement schedules for the Company are supplied because of the absence of the conditions under which they are required.

(a)(3)   Exhibits:

------- -----------------------------------------------------------  ---------------------------------------------------------------
Exhibit_                                                                                     Exhibit Index
    No.                                                                                         Page No.
                                                                                                --------
------- -----------------------------------------------------------  ---------------------------------------------------------------

2.1    Exchange Agreement, dated as of January 2, 1994, among the    Previously filed as Exhibit 2 to Registration Statement on Form
       Registrant, Retail Ventures, Inc., Natco Industries, Inc.,    S-1 (file no. 33-75294) filed February 14, 1994, as amended,
       Peatro Corporation and Sam Forman.                            and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

2.2    First Amendment to Exchange Agreement, dated as of February   Previously filed as Exhibit 2.1 to Registration Statement on
       14, 1994.                                                     Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                     amended, and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

3.1    First Amended and Restated Articles of Incorporation of the   Previously filed as Exhibit 4(b) to Registration Statement on
       Registrant, as amended.                                       Form S-8 (file no. 33-79358) filed May 25, 1994, and
                                                                     incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

3.2    Code of Regulation of the Registrant.                         Previously filed as Exhibit 3.3 to Registration Statement on
                                                                     Form S-1 (file no. 33-75294) filed February 14, 1994 as
                                                                     amended, and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

3.3    Agreement and Plan of Merger, dated as of February 10, 1994,  Previously filed as Exhibit 3.4 to Registration Statement on
       between the Registrant and Peatro Corporation.                Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                     amended, and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

4.1    Articles Fourth, Fifth, Sixth, Seventh, Eighth, Ninth and     Previously filed as Exhibit 4.1 to Form 10-Q for the quarter
       Tenth of the Registrant's Articles of Incorporation           ended April 30, 1994.
       (contained as an exhibit to the Agreement and Plan of Merger filed as Exhibit 3.3)
------- -----------------------------------------------------------  ---------------------------------------------------------------

4.2    Articles I and II of the Registrant's Code of Regulations     Previously filed as Exhibit 4.1 to Registration Statement on
       (contained in the Registrant's Code of Regulations filed as   Form S-1 (file no. 33-75294) filed February 14, 1994, as
       Exhibit 3.2)                                                  amended, and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.1   Office/Distribution Center Lease dated January 1, 1996        Previously filed as Exhibit 10.1 to the Transition Report to
       between the Registrant and Linmar Realty Company.             Stockholders for the transition period ended February 3, 1996.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.2   Form of Import Services Agreement.                            Previously filed as Exhibit 10.2 to Registration Statement on
                                                                     Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                     amended, and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.3   Employment Agreement between the Registrant and Sam           Previously filed as Exhibit 10.3 to Registration Statement on
       Forman.                                                       Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                     amended, and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.4   Employment Agreement between the Registrant and Roger S.      Previously filed as Exhibit 10.4 to Registration Statement on
       Markfield.                                                    Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                     amended, and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.5   Form of the Registrant's 1994 Stock Option Plan.              Previously filed as Exhibit 4(a) to Registration Statement on
                                                                     Form S-8 (file no. 33-79358) filed May 25, 1994, as amended on Form S-8 (file no. 33-12643) filed September 25, 1996 and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.6   Form of Restricted Stock Agreement                            Previously filed as Exhibit 4(a) to Registration Statement on
                                                                     Form S-8 (file no. 33-79358) filed May 25, 1994 and
                                                                     incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

------- -----------------------------------------------------------  ---------------------------------------------------------------
10.7   Form of Indemnification Agreement                             Previously filed as Exhibit 10.7 to Registration Statement on
                                                                     Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                     amended,  and incorporated herein by reference.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.8   Merchandise Royalty Agreement                                 Previously filed as Exhibit 10.8 to Form 10-K for the year ended July 29, 1995.
------- -----------------------------------------------------------  ---------------------------------------------------------------

10.9   Employee Stock Purchase Plan                                  Previously filed on April 5, 1996 on Form S-8
                                                                     (file no. 33-33278)
------- -----------------------------------------------------------  ---------------------------------------------------------------

11     Statement re: Computation of Per Share Earnings
------- -----------------------------------------------------------  ---------------------------------------------------------------

21     Subsidiaries                                                  Previously filed as Exhibit 21 to Form 10-K for the year ended
                                                                     July 29, 1995.
------- -----------------------------------------------------------  ---------------------------------------------------------------

23.1   Consent of Ernst & Young LLP.
------- -----------------------------------------------------------  ---------------------------------------------------------------

24     Powers of Attorney
------- -----------------------------------------------------------  ---------------------------------------------------------------

27     Financial Data Schedule
------- -----------------------------------------------------------  ---------------------------------------------------------------


(B)   REPORTS ON FORM 8-K

      None

(C)   EXHIBITS

      The exhibits to this report begin on page 38.

(D)   FINANCIAL STATEMENT SCHEDULES

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN EAGLE OUTFITTERS, INC.
                                      By:            *
                                          ----------------------------------
                                          Jay L. Schottenstein, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                                        DATE
              ---------                                       -----                                        ----

            *                               Chairman and Chief Executive Officer                       April 16, 1997
-------------------------------------
 Jay L. Schottenstein
 (Principal Executive Officer)

            *                               Vice Chairman and Director                                 April 16, 1997
-------------------------------------
Saul Schottenstein

            *                               Vice Chairman, Chief Operating Officer                     April 16, 1997
-------------------------------------       and Director
George Kolber

/s/ Laura A. Weil                           Executive Vice President                                   April 16, 1997
-------------------------------------       and Chief Financial Officer
Laura A. Weil

           *                                Vice President, Secretary and Treasurer                    April 16, 1997
-------------------------------------
William P. Tait

            *                               Vice President, Controller and                             April 16, 1997
-------------------------------------       Chief Accounting Officer
Dale E. Clifton

            *                               Director                                                   April 16, 1997
-------------------------------------
Martin P. Doolan

            *                               Director                                                   April 16, 1997
-------------------------------------
Thomas R. Ketteler

            *                               Director                                                   April 16, 1997
-------------------------------------
David W. Thompson

            *                               Director                                                   April 16, 1997
-------------------------------------
John L. Marakas

*By: /s/ Laura A. Weil
    ---------------------------------------
         Laura A. Weil, Attorney-in-Fact