Form 10-Q
period 1997-05-03
AMERICAN EAGLE OUTFITTERS INC
filed 1997-06-16
CIK 919012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

                                       OR

(    )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______________to______________

                        COMMISSION FILE NUMBER: 0-23760

                        AMERICAN EAGLE OUTFITTERS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                       NO. 25-1724320
                ----                                       --------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  150 THORN HILL DRIVE, WARRENDALE, PA                        15086-7528
  ------------------------------------                        ----------
(Address of principal executive offices)                      (Zip code)

                                 (412) 776-4857
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X                 No
        ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE, 9,923,550 SHARES OUTSTANDING AS OF MAY 19, 1997

                        AMERICAN EAGLE OUTFITTERS, INC.
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                PAGE NO.
           ---------------------                                                --------
Item 1.    Financial Statements
           Consolidated Balance Sheets
               May 3, 1997 (unaudited) and February 1, 1997                          3
           Consolidated Statements of Operations (unaudited)
               Three months ended May 3, 1997 and May 4, 1996                        4
           Consolidated Statements of Cash Flows (unaudited)
                Three months ended May 3, 1997 and May 4, 1996                       5

           Notes to Consolidated Financial Statements                                6-8
           Review By Independent Accountants                                         9
           Independent Accountants' Review Report                                    9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                     10-12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                        N/A

Item 2.    Changes in Securities                                                    N/A

Item 3.    Defaults Upon Senior Securities                                          N/A

Item 4.    Submission of Matters to a Vote of Security Holders                       13

Item 5.    Other Information                                                        N/A

Item 6.    Exhibits and Reports on Form 8-K                                          13

Signatures                                                                           14

Exhibit 23  Acknowledgment of Independent Accountants                                15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                          CONSOLIDATED BALANCE SHEETS

               (In thousands, except common stock share amounts)               May 3,           February 1,
ASSETS                                                                          1997                1997
                                                                               -----               -----
Current assets:                                                             (Unaudited)
   Cash and cash equivalents                                                   $14,261            $ 34,326
   Merchandise inventory                                                        35,486              27,117
   Receivables                                                                   1,637               3,556
   Prepaid expenses and other                                                    4,805               4,381
   Deferred income taxes                                                         4,425               4,380
                                                                               -------            --------
Total current assets                                                            60,614              73,760
                                                                               -------            --------
Fixed assets:
   Fixtures and equipment                                                       24,116              23,118
   Leasehold improvements                                                       33,105              32,671
                                                                               -------            --------
                                                                                57,221              55,789
   Less: Accumulated depreciation and amortization                              20,775              21,598
                                                                               -------            --------
                                                                                36,446              34,191
                                                                               -------            --------

Other assets                                                                     2,670               2,487
                                                                               -------            --------
Total assets                                                                   $99,730            $110,438
                                                                               =======            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                            $19,107            $ 20,430
   Accrued compensation and payroll taxes                                        3,941               4,926
   Accrued rent                                                                  6,064               6,006
   Accrued income and other taxes                                                  526               5,478
   Other liabilities and accrued expenses                                        2,267               2,542
                                                                               -------            --------
Total current liabilities                                                       31,905              39,382
                                                                               -------            --------
Stockholders' equity:
   Common stock, 30,000,000 shares authorized, 10,053,350
       shares issued  (10,051,950 shares at February 1, 1997)                   53,276              52,863

   Contributed capital                                                           5,539               5,535
   Retained earnings                                                            13,500              17,119
                                                                               -------            --------
                                                                                72,315              75,517
Less:  Deferred compensation                                                     2,865               2,836
       Treasury stock, 134,000 shares                                            1,625               1,625
                                                                               -------            --------
Total stockholders' equity                                                      67,825              71,056
                                                                               -------            --------

Total liabilities and stockholders' equity                                     $99,730            $110,438
                                                                               =======            ========


                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                        Three Months Ended
                                                                       --------------------
                                                                    May 3,                May 4,
                                                                     1997                  1996
                                                                     ----                  ----
Net sales                                                          $ 60,952              $ 54,396
Cost of sales, including certain buying, occupancy
    and warehousing expenses                                         46,699                40,786
                                                                   --------              --------
Gross profit                                                         14,253                13,610
   Selling, general and administrative expenses                      18,910                17,286
   Depreciation and amortization                                      1,669                 1,567
                                                                   --------              --------
Operating loss                                                       (6,326)               (5,243)
   Interest income, net                                                 330                   314
                                                                   --------              --------
Loss before income taxes                                             (5,996)               (4,929)
Benefit for income taxes                                             (2,377)               (1,938)
                                                                   --------              --------
Net loss                                                           $ (3,619)            $  (2,991)
                                                                   ========             =========

Net loss per common share                                          $  (0.36)            $   (0.30)
                                                                   ========             =========
Weighted average number of shares outstanding                         9,918                 9,875
                                                                   ========             =========

Retained earnings, beginning                                       $ 17,119              $ 11,194
Net loss                                                             (3,619)               (2,991)
                                                                   --------              --------
Retained earnings, ending                                          $ 13,500              $  8,203
                                                                   ========              ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                 (In thousands)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                     ------------------
                                                                    May 3,          May 4,
                                                                     1997            1996
                                                                     ----            ----
Net loss                                                           $  (3,619)     $  (2,991)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
BY (USED FOR) OPERATING ACTIVITIES:

   Depreciation and amortization                                       1,669          1,567
   Loss on disposal                                                      401            237
   Restricted stock compensation                                         262            206
   Deferred income taxes                                                 (45)             -

CHANGES IN ASSETS AND LIABILITIES:
   Merchandise inventory                                              (8,369)        (1,075)
   Receivables                                                         1,782          3,173
   Prepaid and other                                                    (523)          (649)
   Accounts payable                                                   (2,066)        (1,660)
   Accrued liabilities                                                (5,725)        (3,038)
                                                                    --------       --------
      Total adjustments                                              (12,614)        (1,239)
                                                                    --------       --------
Net cash used for operating activities                               (16,233)        (4,230)
                                                                    --------       --------
INVESTING ACTIVITIES:
Capital expenditures                                                  (3,845)        (1,467)
Collection on notes from sale of outlet stores                             -          3,568
                                                                    --------       --------
Net cash used for investing activities                                (3,845)         2,101
                                                                    --------       --------

FINANCING ACTIVITIES:

Stock options exercised                                                   13              -
                                                                          --              -
Net cash provided by financing activities                                 13              -
                                                                          --              -
Net decrease in cash                                                 (20,065)        (2,129)
Cash - beginning of period                                            34,326         19,986
                                                                    --------       --------
Cash - end of period                                                $ 14,261       $ 17,857
                                                                    ========       ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at May 3, 1997 and for the three month periods ended May 3, 1997 (the "current period") and May 4, 1996 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 1, 1997 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 1996 Annual Report.

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

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares outstanding during the periods presented. Common share equivalents, principally in the form of employee stock option awards, are not reflected in the common stock outstanding as they are anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's 1997 annual report. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (termed basic earnings per share) earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended May 3, 1997 and May 4, 1996 is not expected to be material.

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the May 3, 1997 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the three months ended May 3, 1997 or May 4, 1996. Income tax payments were $2.4 million and $0.6 million during the three months ended May 3, 1997 and May 4, 1996, respectively.

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

Transactions with these related parties and associated balance sheet amounts were as follows:

  (In thousands)

                                                Three Months Ended
                                                ------------------
                                                May 3,       May 4,
                                                 1997         1996
                                                 ----        -----
Merchandise purchases plus
 import administrative charges                $ 12,377      $ 7,076
Accounts payable                              $  5,985      $ 4,499
Accounts receivable                           $    138      $   401
Rent expense                                  $    401      $   395

Merchandise sales                             $    305      $   178


The Company has provided one-year loans, which are renewed annually, to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995. As of May 3, 1997, the outstanding value of these loans, including interest at 6.8%, approximated $515,000 as compared with $350,000 at May 4, 1996.

5.  ACCOUNTS RECEIVABLE

Accounts Receivable is comprised of the following:

                                         May 3,        February 1,
                                          1997            1997
                                          ----            ----
Accounts Receivable - Landlord          $   898         $ 1,336
Related Party Accounts Receivable           138           1,334
Accounts Receivable - Other                 601             886
                                        -------         -------
   Total                                $ 1,637         $ 3,556
                                        =======         =======


6.  INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the preparation of the accompanying Consolidated Financial Statements. For the three months ended May 3, 1997 and May 4, 1996, the effective tax rate used to provide income tax amounts approximated 39%.

7.  LEASE COMMITMENTS

The Company is contingently liable for the rental payments totaling approximately $7.0 million for the outlet stores which were sold in October 1995.

8.  SUBSEQUENT EVENT

Effective May 4, 1997, the Company acquired Prophecy Ltd. (Prophecy), a New York-based contract apparel manufacturer. The majority partner of Prophecy was the Schottenstein family. The goals of the acquisition are to leverage the talent and expense of the Company's New York design office and to use Prophecy's production expertise and manufacturing relationships to shorten the product delivery cycle and enable the Company to continually improve product quality and value. The terms of the acquisition included a cash payment of $0.9 million at closing, as well as the assumption of net liabilities of approximately $2.7 million.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the quarters ended May 3, 1997 and May 4, 1996, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of May 3, 1997, and the related consolidated statements of operations for the three-month periods ended May 3, 1997 and May 4, 1996 and the consolidated statements of cash flows for the three-month periods ended May 3, 1997 and May 4, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 1, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Pittsburgh, Pennsylvania
May 27, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                       Three months ended
                                                       ------------------
                                                      May 3,         May 4,
                                                       1997           1996
                                                       ----           ----
Net sales                                             100.0%         100.0%
Cost of sales, including certain buying,
occupancy and warehousing expenses                     76.7           75.0
                                                      -----          -----

Gross profit                                           23.3           25.0
Selling, general and administrative
expenses                                               31.0           31.8
Depreciation and amortization                           2.7            2.9
                                                      -----          -----
Operating loss                                        (10.4)          (9.7)
Interest income, net                                    0.5            0.6
                                                      -----          -----
Loss before income taxes                               (9.9)          (9.1)
Benefit for income taxes                               (3.9)          (3.6)
                                                      -----          -----
Net loss                                               (6.0)%         (5.5)%
                                                      =====          =====

COMPARISON OF THREE MONTHS ENDED MAY 3, 1997 TO THREE MONTHS ENDED MAY 4, 1996

Net sales for the three months ended May 3, 1997 (the "current period") increased 12.0% to $60.9 million from $54.4 million for the three months ended May 4, 1996 (the "prior period"). The increase in net sales resulted primarily from increases of $5.2 million from non-comparable store sales and $1.7 million or 3.3% in comparable stores sales, offset by a decrease of $0.3 million from merchandise sales to Mycal Ltd. (formerly Nimius). The total increase in net sales resulted primarily from an increase in units sold rather than from an increase in prices. The Company operated 309 stores, excluding 3 temporary locations, at the end of the current period, compared to 274 stores, excluding 3 temporary locations, operated at the end of the prior period.

Gross profit for the current period increased to $14.3 million from $13.6 million for the prior period. This increase was attributable to higher initial mark-ups, offset by higher markdowns and occupancy costs compared to the prior period. Gross profit as a percent of net sales for the current period decreased to 23.3% from 25.0% for the prior period. This decrease was attributable to the increased markdowns as a percent of net sales, only partially offset by an increase as a percent of net sales of higher initial mark-ups.

Selling, general and administrative expenses for the current period increased to $18.9 million from $17.3 million for the prior period. As a percent of net sales, these expenses decreased to 31.0% from 31.8% for the prior period. The increase of $1.6 million resulted from an increase of $1.0 million in salaries primarily to support the new store growth, an increase of $0.4 million in promotional advertising, and an increase of $0.3 million in services purchased.

Depreciation and amortization expense for the current period increased to $1.7 million from $1.6 million for the prior period and represented 2.7% of sales in the current period as compared to 2.9% of sales in the prior period.

Interest income for the current and prior periods was $0.3 million. Interest income was generated on cash available for investment. No borrowings were required under the terms of the Company's line of credit during the current period.

The loss before income taxes for the current period increased to $6.0 million from a $4.9 million loss before income taxes for the prior period. As a percent of net sales, the loss before income taxes for the current period increased to 9.9% from 9.1% for the prior period. The increase in the loss before income taxes of $1.1 million was primarily a result of higher selling, general, and administrative expenses and depreciation, offset by increased gross profit dollars.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of working capital in the current period were cash flow used by operating activities, primarily to support inventory increases for anticipated sales and new store growth and accounts payable decreases. Additionally, the Company used working capital to support capital expenditures. The Company had working capital of $28.7 and $34.4 million at May 3, 1997 and February 1, 1997, respectively.

At May 3, 1997, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.25% at May 3, 1997) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. Cash generated from operations in prior periods was sufficient enough to finance operations so that no borrowings were required against the line during the current period. Letters of credit in the amount of $22.1 million were outstanding at May 3, 1997. The remaining available balance on the line was $37.9 million at May 4, 1997.

Capital expenditures, net of construction allowances, totaled $3.8 million for the three months ended May 3, 1997. These expenditures included the addition of 10 new store locations (including 3 temporary locations), 12 store remodels, leasehold improvements in existing stores, and the purchase of CAD equipment and software.

The Company expects to open an additional 15 stores during the remainder of the fiscal year. The Company has also selected an additional 8 of its better-performing older stores to upgrade to the newest store design during the remainder of Fiscal 1997. These locations were selected based upon criteria such as historical sales performance and lease terms. These forward-looking statements will be influenced by factors including the Company's financial position, consumer spending, and the number of advantageous mall store leases that may become available. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through Fiscal 1997.

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

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of 15 stores during the remainder of Fiscal 1997; the selection of 8 stores for remodeling during the remainder of Fiscal 1997; and the sufficiency of cash flows and line of credit facilities to meet Fiscal 1997 cash requirements. The Company cautions that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following: a decline in demand for the merchandise offered by the Company; any events causing the disruption of imports including the insolvency of a significant supplier; the ability of the Company to locate and obtain favorable store sites and negotiate acceptable lease terms; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; the effect of the economic conditions; and the effect of competitive pressures from other retailers.

Results actually achieved thus may differ materially from expected results in any forward-looking statements.

The Company's results of operations will also fluctuate from quarter to quarter in the future as a result of numerous other factors. These include factors the Company cannot control that impact mall-based retailers generally, such as factors affecting the amount of traffic in enclosed shopping malls and regional and national economic conditions affecting disposable consumer income. They also include factors over which the Company has some control, such as distinguishing itself from its competitors based on the quality and design of its private label brand names; identifying and responding to fashion trends in a timely manner; the ability to direct source merchandise closer to need and in appropriate quantities; the ability to retain qualified personnel; and the number and timing of the opening of new stores. Any one or a combination of these factors could have a material adverse affect on the Company's results of operations and financial condition.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 1997 Annual Meeting of Shareholders on May 7, 1997. Holders of 7,978,306 Common Shares of the Company were present representing approximately 80% of the Company's 9,917,950 Common Shares issued and outstanding.

(b)     The following persons were elected as members of the Company's Board of
and     Directors to serve until the annual meeting following their election or
(c) until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicate below.

Name                                 Votes For       Votes Withheld
----                                 ---------       --------------
Martin P. Doolan                     7,538,723          439,583
Thomas R. Ketteler                   7,538,723          439,583
George Kolber                        7,538,214          440,092
John L. Marakas                      7,538,725          439,581
Jay L. Schottenstein                 7,538,823          440,483
Saul Schottenstein                   7,523,223          455,083
David W. Thompson                    7,538,216          440,090

        The proposal to approve the amendments to the Company's 1994 Stock Option Plan described in the Proxy Statement passed with 6,377,605 votes For, 641,304 votes Against and 11,923 votes withheld.

(d)     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit No.            Description

               10.10           Purchase Agreement re: Prophecy Limited
                               Partnership.

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

Dated June 16, 1997

                         American Eagle Outfitters, Inc.
                         (Registrant)

                         /s/ Laura A. Weil
                         ------------------------------------
                         Laura A. Weil
                         Executive Vice President and Chief Financial Officer

                         /s/ Dale E. Clifton
                         -----------------------------------
                         Dale E. Clifton
                         Vice President, Controller and Chief Accounting Officer