Form 10-Q
period 1997-08-02
AMERICAN EAGLE OUTFITTERS INC
filed 1997-09-10
CIK 919012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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

  Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE, 9,925,750 SHARES OUTSTANDING AS OF SEPTEMBER 2,
1997

                        AMERICAN EAGLE OUTFITTERS, INC.
                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                                                     PAGE NO.
                                                                                                       --------
Item 1.    Financial Statements
           Consolidated Balance Sheets
               August 2, 1997 (unaudited) and February 1, 1997                                            3
           Consolidated Statements of Operations (unaudited)
               Three months and six months ended August 2, 1997 and August 3,1996                         4
           Consolidated Statements of Cash Flows (unaudited)
               Six months ended August 2, 1997 and August 3, 1996                                         5
                  Notes to Consolidated Financial Statements                                              6-8
           Review By Independent Accountants                                                              9
           Independent Accountants' Review Report                                                         9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                          10-12

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                          CONSOLIDATED BALANCE SHEETS

               (In thousands, except common stock share amounts)

                                                                                     August 2,              February 1,
ASSETS                                                                                  1997                    1997
                                                                                        ----                    ----
Current assets:                                                                     (Unaudited)
   Cash and cash equivalents                                                         $  4,386                 $ 34,326
   Merchandise inventory                                                               41,741                   27,117
   Receivables                                                                          9,021                    3,556
   Prepaid expenses and other                                                           5,680                    4,381
   Deferred income taxes                                                                4,525                    4,380
                                                                                     --------                 --------
Total current assets                                                                   65,353                   73,760
                                                                                     --------                 --------
Fixed assets:
   Fixtures and equipment                                                              24,372                   23,118
   Leasehold improvements                                                              34,848                   32,671
                                                                                     --------                 --------
                                                                                       59,220                   55,789
   Less: Accumulated depreciation and amortization                                     21,607                   21,598
                                                                                     --------                 --------
                                                                                       37,613                   34,191
                                                                                     --------                 --------
Other assets                                                                            2,444                    2,487
                                                                                     --------                 --------
Total assets                                                                         $105,410                 $110,438
                                                                                     ========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $ 24,983                 $ 20,430
   Accrued compensation and payroll taxes                                               4,411                    4,926
   Accrued rent                                                                         6,461                    6,006
   Accrued income and other taxes                                                           -                    5,478
   Other liabilities and accrued expenses                                               2,741                    2,542
                                                                                     --------                 --------
Total current liabilities                                                              38,596                   39,382
                                                                                     --------                 --------
Stockholders' equity:
   Common stock, 30,000,000 shares authorized, 10,059,750
     shares issued  (10,051,950 shares at February 1, 1997)                            53,284                   52,863
   Contributed capital                                                                  5,365                    5,535
   Retained earnings                                                                   12,369                   17,119
                                                                                     --------                 --------
                                                                                       71,018                   75,517
Less:  Deferred compensation                                                            2,579                    2,836
       Treasury stock, 134,000 shares                                                   1,625                    1,625
                                                                                     --------                 --------
Total stockholders' equity                                                             66,814                   71,056
                                                                                     --------                 --------
Total liabilities and stockholders' equity                                           $105,410                 $110,438
                                                                                     ========                 ========


                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   ------------------                       ----------------
                                                                August 2,        August 3,             August 2,         August 3,
                                                                  1997             1996                  1997              1996
                                                                  ----             ----                  ----              ----
Net sales                                                       $86,159          $70,257               $147,111          $124,653
Cost of sales, including certain buying, occupancy and
warehousing expenses                                             61,106           49,018                107,805            89,804
                                                                -------          -------               --------          --------
Gross profit                                                     25,053           21,239                 39,306            34,849
   Selling, general and administrative expenses                  21,473           19,419                 40,383            36,705
   Depreciation and amortization                                  1,771            1,526                  3,440             3,093
                                                                -------          -------               --------          --------
Operating income (loss)                                           1,809              294                 (4,517)           (4,949)
   Interest income, net                                              69              275                    399               589
                                                                -------          -------               --------          --------
Income (loss) before income taxes                                 1,878              569                 (4,118)           (4,360)
Provision (benefit) for income taxes                                758              223                 (1,619)           (1,715)
                                                                -------          -------               --------          --------
Net income (loss)                                               $ 1,120          $   346               $ (2,499)         $ (2,645)
                                                                =======          =======               ========          ========
Net income (loss) per common  share                             $  0.11          $  0.04               $  (0.25)         $  (0.27)
                                                                =======          =======               ========          ========

Weighted average number of shares outstanding                     9,920            9,877                  9,919             9,876
                                                                =======          =======               ========          ========


Retained earnings, beginning                                    $13,500          $ 8,203               $ 17,119          $ 11,194
Net income (loss)                                                 1,120              346                 (2,499)           (2,645)
Acquisition of Prophecy, Ltd.                                    (2,251)               -                 (2,251)                -
                                                                -------          -------               --------          --------
Retained earnings, ending                                       $12,369          $ 8,549               $ 12,369          $  8,549
                                                                =======          =======               ========          ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                 (In thousands)
                                  (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                          ----------------
                                                                                  August 2,               August 3,
                                                                                    1997                    1996
                                                                                    ----                    ----
Net loss                                                                         $ (2,499)               $ (2,645)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
   Depreciation and amortization                                                    3,440                   3,093
   Loss on impairment and write-off of assets                                         757                     912
   Restricted stock compensation                                                      434                     416
   Deferred income taxes                                                            1,434                  (2,094)
CHANGES IN ASSETS AND LIABILITIES:
   Merchandise inventory                                                          (14,366)                (10,935)
   Receivables                                                                     (4,109)                  2,975
   Prepaid and other                                                               (1,422)                   (775)
   Accounts payable                                                                  (467)                  5,849
   Accrued liabilities                                                             (5,148)                 (1,664)
                                                                                 --------                --------
      Total adjustments                                                           (19,447)                 (2,223)
                                                                                 --------                --------
Net cash used for operating activities                                            (21,946)                 (4,868)
                                                                                 --------                --------
INVESTING ACTIVITIES:
Capital expenditures                                                               (7,150)                 (4,686)
Investment in Prophecy, Ltd.                                                         (900)                      -
Collection on notes from sale of outlet stores                                          -                   3,568
Proceeds from sale of fixed assets                                                     35                   2,299
                                                                                 --------                --------
Net cash provided by (used for) investing activities                               (8,015)                  1,181
                                                                                 --------                --------
FINANCING ACTIVITIES:
Stock options exercised                                                                21                      28
                                                                                       --                      --
Net cash provided by financing activities                                              21                      28
                                                                                       --                      --
Net decrease in cash                                                              (29,940)                 (3,659)
Cash - beginning of period                                                         34,326                  19,986
                                                                                 --------                --------
Cash - end of period                                                             $  4,386                $ 16,327
                                                                                 ========                ========

                 See notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at August 2, 1997 and for the three and six month periods ended August 2, 1997 (the "current period") and August 3, 1996 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 1, 1997 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's 1997 annual report. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (termed basic earnings per share) earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the six month periods ended August 2, 1997 and August 3, 1996 is not expected to be material.

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the August 2, 1997 presentation.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the six months ended August 2, 1997 or August 3, 1996. Income tax payments were $2.4 million and $2.6 million during the six months ended August 2, 1997 and August 3, 1996, respectively.

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

In addition, the Company and its subsidiaries purchase merchandise from and sell merchandise to various related parties and use the services of a related importing company.

During the current period, the Company provided a short-term loan in the amount of $3.0 million to Azteca Production International, a related party. The terms of the note include annual interest at 7% plus margin defined as the difference between 8.5% and National City Bank's prime lending rate. Management expects the loan to be paid in full by January 1998. The note receivable outstanding balance of approximately $2.5 million is included in Accounts Receivable as of August 2, 1997.

Transactions with these related parties and associated balance sheet amounts were as follows:

  (In thousands)

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ------------------             ----------------
                                             August 2,   August 3,         August 2,   August 3,
                                               1997        1996              1997        1996
                                               ----        ----              ----        ----
Merchandise purchases plus
 import administrative charges                $18,870    $11,724            $31,247    $18,800
Accounts payable                              $11,041    $ 8,527            $11,041    $ 8,527
Accounts receivable                           $ 5,740    $ 1,313            $ 5,740    $ 1,313
Rent expense                                  $   387    $   388            $   788    $   783
Merchandise sales                             $ 3,967    $   802            $ 4,272    $   980

The Company has provided one-year loans, which are renewed annually, to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995. As of August 2, 1997, the outstanding value of these loans, including interest at 6.8%, approximated $500,000 as compared with $356,000 at August 3, 1996.

5. ACCOUNTS RECEIVABLE

Accounts Receivable is comprised of the following:

                                                  August 2,              February 1,
                                                    1997                     1997
                                                    ----                     ----
Accounts Receivable - Landlord                     $  900                   $1,336
Related Party Accounts and Notes Receivable         5,740                    1,334
Accounts Receivable - Other                         2,381                      886
                                                   ------                   ------
   Total                                           $9,021                   $3,556
                                                   ======                   ======


6. INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the preparation of the accompanying Consolidated Financial Statements. For the six months ended August 2, 1997 and August 3,1996, the effective tax rate used to provide income tax amounts approximated 39%.

7. LEASE COMMITMENTS

The Company is contingently liable for the rental payments totaling approximately $6.1 million for the outlet stores which were sold in October 1995.

8. ACQUISITION OF PROPHECY, LTD.

Effective May 4, 1997, the Company acquired Prophecy Ltd. (Prophecy), a New York-based contract apparel manufacturer. The majority partner of Prophecy was the Schottenstein family. The goals of the acquisition are to leverage the talent and expense of the Company's New York design office and to use Prophecy's production expertise and manufacturing relationships to shorten the product delivery cycle and enable the Company to continually improve product quality and value. The terms of the acquisition included a cash payment of $0.9 million at closing as well as the assumption of net liabilities of approximately $2.7 million. The acquisition was accounted for as a purchase; however, the assets acquired and the liabilities assumed have been recorded at historic carrying value because Prophecy is under common control with the Company. The premium paid in excess of Prophecy's book value was recorded as a reduction to equity. The results of operations of Prophecy are included in the accompanying Consolidated Financial Statements from the date of acquisition.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the quarters ended August 2, 1997 and August 3,1996, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.and subsidiaries

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. and subsidiaries as of August 2, 1997, and the related consolidated statements of operations for the three-month and six-month periods ended August 2, 1997 and August 3, 1996 and the consolidated statements of cash flows for the six-month periods ended August 2, 1997 and August 3, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American Eagle Outfitters, Inc. and subsidiaries as of February 1, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Pittsburgh, Pennsylvania
August 19, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              ------------------                  ----------------
                                                           August 2,        August 3,         August 2,        August 3,
                                                             1997             1996              1997             1996
                                                             ----             ----              ----             ----
Net sales                                                   100.0%           100.0%            100.0%           100.0%
Cost of sales, including certain buying,
occupancy and warehousing expenses                           70.9             69.8              73.3             72.0
                                                            -----            -----             -----            -----
Gross profit                                                 29.1             30.2              26.7             28.0
Selling, general and administrative expenses                 24.9             27.6              27.5             29.4
Depreciation and amortization                                 2.1              2.2               2.3              2.5
                                                            -----            -----             -----            -----
Operating income (loss)                                       2.1              0.4              (3.1)            (3.9)
Interest income, net                                          0.1              0.4               0.3              0.5
                                                            -----            -----             -----            -----
Income (loss) before income taxes                             2.2              0.8              (2.8)            (3.4)
Provision (benefit) for income taxes                          0.9              0.3              (1.1)            (1.4)
                                                            -----            -----             -----            -----
Net income (loss)                                             1.3%             0.5%             (1.7)%           (2.0)%
                                                            =====            =====             =====            =====

COMPARISON OF THREE MONTHS ENDED AUGUST 2, 1997 TO THREE MONTHS ENDED AUGUST 3, 1996

Net sales for the three months ended August 2, 1997 (the "current period") increased 22.6% to $86.2 million from $70.3 million for the three months ended August 3, 1996 (the "prior period"). The increase of $15.9 million in net sales resulted primarily from increases of $8.0 million or 11.8% from comparable store sales, $6.9 million from non-comparable store sales and $2.6 million from new stores, offset by decreases of $1.4 million from closed store sales and $0.2 from merchandise sales to Mycal Ltd. (formerly Nimius). The total increase in net sales resulted from an increase in units sold rather than from an increase in prices. The Company operated 315 stores at the end of the current period compared to 285 stores operated at the end of the prior period.

Gross profit for the current period increased 18.0% to $25.1 million from $21.2 million for the prior period. Gross profit as a percent of net sales for the current period decreased to 29.1% from 30.2% for the prior period. The decrease in gross profit as a percent to sales was attributable to a 2.7% decrease in merchandise margins, offset by an improvement of 1.6% in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The decrease in merchandise margins resulted primarily from increased markdowns and an increase in inventory shrinkage, offset by improved mark-ons as compared to the prior period.

Selling, general and administrative expenses for the current period increased to $21.5 million from $19.4 million for the prior period. The increase of $2.1 million resulted primarily from an increase of $2.0 million in store operating expenses to support the new store growth. As a percent of net sales, these expenses decreased to 24.9% from 27.6% for the prior period due to better leveraging of salaries, advertising, and other administrative expenses.

Depreciation and amortization expense for the current period increased to $1.8 million from $1.5 million for the prior period and represented 2.1% of sales in the current period as compared to 2.2% of sales in the prior period.

Interest income for the current period decreased to $0.1 million from $0.3 million for the prior period because of lower cash balances available for investment. No borrowings were required under the terms of the Company's line of credit during the current period.

The income before income taxes for the current period increased to $1.9 million from $0.6 million income before income taxes for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 2.2% from 0.8% for the prior period. The increase in income before income taxes as a percent to sales was attributable to a 4.4% improvement in leveraging of store occupancy and warehousing expenses, selling, general, and administrative expenses, and depreciation costs. This improvement was offset by reduced merchandise margins of 2.7% and lower interest income of 0.3%.

COMPARISON OF SIX MONTHS ENDED AUGUST 2, 1997 TO SIX MONTHS ENDED AUGUST 3,
1996

Net sales for the six months ended August 2, 1997 (the "current period") increased 18.0% to $147.1 million from $124.7 million for the six months ended August 3, 1996 (the "prior period"). The increase of $22.4 million in net sales resulted primarily from increases of $9.7 million or 8.1% from comparable store sales, $12.7 million from non-comparable stores sales and $3.6 million from new stores, offset by decreases of $3.0 million from closed store sales and $0.6 million from merchandise sales to Mycal Ltd. (formerly Nimius). The total increase in net sales resulted from an increase in units sold rather than from an increase in prices. The Company operated 315 stores at the end of the current period compared to 285 stores operated at the end of the prior period.

Gross profit for the current period increased 12.8% to $39.3 million from $34.8 million for the prior period. Gross profit as a percent of net sales for the current period decreased to 26.7% from 28.0% for the prior period. This decrease in gross profit as a percent of net sales, was attributable to a 2.0% decrease in merchandise margins, offset by an improvement of 0.7% in buying, occupancy and warehousing costs reflecting improved leveraging of these expenses. The decrease in merchandise margins resulted primarily from increased markdowns and an increase in inventory shrinkage, offset by improved mark-ons as compared to the prior period.

Selling, general and administrative expenses for the current period increased to $40.4 million from $36.7 million for the prior period. The increase of $3.7 million resulted primarily from an increase in store operating expenses to support the new store growth. As a percent of net sales, these expenses decreased to 27.5% from 29.4% for the prior period due to better leveraging of salaries, advertising, and other administrative expenses.

Depreciation and amortization expense for the current period increased to $3.4 million from $3.1 million for the prior period and represented 2.3% of sales in the current period as compared to 2.5% of sales in the prior period.

Interest income for the current period decreased to $0.4 million from $0.6 million for the prior period because of lower cash balances available for investment. No borrowings were required under the terms of the Company's line of credit during the current period.

The loss before income taxes for the current period decreased to $4.1 million from a $4.4 million loss before income taxes for the prior period. As a percent of net sales, the loss before income taxes for the current period decreased to 2.8% from 3.4% for the prior period. The decrease in loss before income taxes as a percent to sales was attributable to a 2.8% improvement in leveraging of store occupancy and warehousing expenses, selling, general, and administrative expenses, and depreciation costs. This improvement was offset by reduced merchandise margins of 2.0% and lower interest income of 0.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of working capital in the current period were cash flow used by operating activities, primarily to support inventory increases for anticipated sales and new store growth. Additionally, the Company used working capital to support capital expenditures and to acquire Prophecy, Ltd. The Company had working capital of $26.8 million and $34.4 million at August 2, 1997 and February 1, 1997, respectively.

At August 2, 1997, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.5% at August 2, 1997) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. Cash generated from operations in prior periods was sufficient enough to finance operations so that no borrowings were required against the line during the current period. Letters of credit in the amount of $23.5 million were outstanding at August 2, 1997. The remaining available balance on the line was $36.5 million at August 2, 1997.

Capital expenditures, net of construction allowances, totaled $7.2 million for the six months ended August 2, 1997. These expenditures included the addition of 14 new store locations (including 3 temporary locations), 16 store remodels, leasehold improvements in existing stores, and the purchase of CAD equipment, software and hardware.

The Company expects to open an additional 21 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including the Company's financial position, consumer spending, and the number of advantageous mall store leases that may become available. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through Fiscal 1997.

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

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of 21 stores during the remainder of Fiscal 1997 and the sufficiency of cash flows and line of credit facilities to meet Fiscal 1997 cash requirements. The Company cautions that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following: a decline in demand for the merchandise offered by the Company; any events causing the disruption of imports including the insolvency of a significant supplier; the ability of the Company to locate and obtain favorable store sites and negotiate acceptable lease terms; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; the effect of the economic conditions; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in any forward-looking statements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit No.            Description
               10.11           Loan and Security Agreement with Azteca Production International, Inc.

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

Dated September 10, 1997

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