Form 10-Q
period 1997-11-01
AMERICAN EAGLE OUTFITTERS INC
filed 1997-12-09
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M  10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

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

COMMON STOCK, NO PAR VALUE, 9,929,150 SHARES OUTSTANDING AS OF NOVEMBER 1, 1997

                         AMERICAN EAGLE OUTFITTERS, INC.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------

PART I.      FINANCIAL INFORMATION                                                                    PAGE NO.
             ---------------------                                                                    --------
Item 1.    Financial Statements
           Consolidated Balance Sheets
               November 1, 1997 (unaudited) and February 1, 1997                                          3
           Consolidated Statements of Operations (unaudited)
               Three months and nine months ended November 1, 1997 and
                 November 2, 1996                                                                         4
           Consolidated Statements of Cash Flows (unaudited)
               Nine months ended November 1, 1997 and November 2, 1996                                    5
           Notes to Consolidated Financial Statements                                                     6-8
           Review By Independent Accountants                                                              9
           Independent Accountants' Review Report                                                         9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                          10-12

PART II.     OTHER INFORMATION
             -----------------

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

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                (In thousands, except common stock share amounts)      November 1,     February 1,
ASSETS                                                                    1997            1997
                                                                          ----            ----
Current assets:                                                        (Unaudited)
   Cash and cash equivalents                                            $ 12,627        $ 34,326
   Merchandise inventory                                                  58,913          27,117
   Receivables                                                            10,968           3,556
   Prepaid expenses and other                                              5,254           4,381
   Deferred income taxes                                                   5,741           4,380
                                                                        --------        --------
Total current assets                                                      93,503          73,760
                                                                        --------        --------
Fixed assets:
   Fixtures and equipment                                                 25,528          23,118
   Leasehold improvements                                                 35,628          32,671
                                                                        --------        --------
                                                                          61,156          55,789
   Less: Accumulated depreciation and amortization                        22,708          21,598
                                                                        --------        --------
                                                                          38,448          34,191
                                                                        --------        --------
Other assets                                                               2,619           2,487
                                                                        --------        --------
Total assets                                                            $134,570        $110,438
                                                                        ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $ 41,223        $ 20,430
   Accrued compensation and payroll taxes                                  6,705           4,926
   Accrued rent                                                            7,227           6,006
   Accrued income and other taxes                                          3,210           5,478
   Other liabilities and accrued expenses                                  2,779           2,542
                                                                        --------        --------
Total current liabilities                                                 61,144          39,382
                                                                        --------        --------
Stockholders' equity:
   Common stock, 30,000,000 shares authorized, 10,063,150
           shares issued (10,051,950 shares at February 1, 1997)          53,339          52,863
   Contributed capital                                                     5,365           5,535
   Retained earnings                                                      18,645          17,119
                                                                        --------        --------
                                                                          77,349          75,517
Less:  Deferred compensation                                               2,298           2,836
           Treasury stock, 134,000 shares                                  1,625           1,625
                                                                        --------        --------
Total stockholders' equity                                                73,426          71,056
                                                                        --------        --------
Total liabilities and stockholders' equity                              $134,570        $110,438
                                                                        ========        ========

                 See notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Three Months Ended              Nine Months Ended
                                                                 ------------------              -----------------
                                                             November 1,     November 2,    November 1,      November 2,
                                                                1997            1996           1997             1996
                                                                ----            ----           ----             ----
Net sales                                                     $104,902        $78,846        $252,013         $203,499
Cost of sales, including certain buying, occupancy and
warehousing expenses                                            66,248         52,996         174,053          142,800
                                                              --------        -------        --------         --------
Gross profit                                                    38,654         25,850          77,960           60,699
   Selling, general and administrative expenses                 26,726         21,075          67,109           57,780
   Depreciation and amortization                                 1,859          1,451           5,299            4,544
                                                              --------        -------        --------         --------
Operating income (loss)                                         10,069          3,324           5,552           (1,625)
   Interest income, net                                            270            211             669              800
                                                              --------        -------        --------         --------
Income (loss) before income taxes                               10,339          3,535           6,221             (825)
Provision (benefit) for income taxes                             4,063          1,390           2,444             (325)
                                                              --------        -------        --------         --------
Net income (loss)                                             $  6,276        $ 2,145        $  3,777         $   (500)
                                                              ========        =======        ========         ========
Net income (loss) per common and common share
equivalent                                                    $   0.61        $  0.21        $   0.37         $  (0.05)
                                                              ========        =======        ========         ========

Weighted average number of shares outstanding                   10,318         10,259          10,313           10,247
                                                              ========        =======        ========         ========


Retained earnings, beginning                                  $ 12,369        $ 8,549          17,119         $ 11,194
Net income (loss)                                                6,276          2,145           3,777             (500)
Acquisition of Prophecy, Ltd.                                       --             --          (2,251)              --
                                                              --------        -------        --------         --------
Retained earnings, ending                                     $ 18,645        $10,694          18,645         $ 10,694
                                                              ========        =======        ========         ========

                 See notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 (In thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                     -----------------
                                                                November 1,      November 2,
                                                                   1997              1996
                                                                   ----              ----
Net income (loss)                                                $  3,777         $   (500)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
USED FOR OPERATING ACTIVITIES:
   Depreciation and amortization                                    5,299            4,544
   Loss on impairment and write-off of assets                       1,135            1,459
   Restricted stock compensation                                      715              723
   Deferred income taxes                                              (19)          (2,094)
CHANGES IN ASSETS AND LIABILITIES:
   Merchandise inventory                                          (31,538)         (34,833)
   Receivables                                                     (6,007)           1,533
   Prepaid and other                                               (1,052)            (209)
   Accounts payable                                                15,685           21,836
   Accrued liabilities                                              1,266           (2,201)
                                                                 --------         --------
      Total adjustments                                           (14,516)          (9,242)
                                                                 --------         --------
Net cash used for operating activities                            (10,739)          (9,742)
                                                                 --------         --------
INVESTING ACTIVITIES:
Capital expenditures                                              (10,168)          (7,575)
Investment in Prophecy, Ltd.                                         (900)              --
Collection on notes from sale of outlet stores                         --            3,568
Proceeds from sale of fixed assets                                     37            2,299
                                                                 --------         --------
Net cash used for investing activities                            (11,031)          (1,708)
                                                                 --------         --------
FINANCING ACTIVITIES:
Stock options exercised                                                71              382
                                                                 --------         --------
Net cash provided by financing activities                              71              382
                                                                 --------         --------
Net decrease in cash                                              (21,699)         (11,068)
Cash - beginning of period                                         34,326           19,986
                                                                 --------         --------
Cash - end of period                                             $ 12,627         $  8,918
                                                                 ========         ========

                 See notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at November 1, 1997 and for the three and nine month periods ended November 1, 1997 (the "current period") and November 2, 1996 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 1, 1997 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares outstanding and common stock equivalents outstanding during the periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's 1997 annual report. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (termed basic earnings per share) earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and nine month periods ended November 1, 1997 and November 2, 1996 is not expected to be material.

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the November 1, 1997 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the nine months ended November 1, 1997 or November 2, 1996. Income tax payments were $4.6 million and $2.6 million during the nine months ended November 1, 1997 and November 2, 1996, respectively.

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

During the current period, the Company provided a short-term loan in the amount of $3.0 million to Azteca Production International, a related party. The terms of the note include annual interest at 7% plus margin defined as the difference between 8.5% and National City Bank's prime lending rate. Management expects the loan to be paid in full by April 1998. The note receivable outstanding balance of approximately $2.1 million is included in Accounts Receivable as of November 1, 1997. Subsequent to November 1, 1997, the loan was amended to increase the outstanding amount to $3.0 million.

Transactions with these related parties and associated balance sheet amounts were as follows:

  (In thousands)

                                        Three Months Ended             Nine Months Ended
                                        ------------------             -----------------
                                     November 1,    November 2,    November 1,    November 2,
                                        1997           1996           1997           1996
                                        ----           ----           ----           ----
Merchandise purchases plus
 import administrative charges        $24,578        $15,865        $55,825        $34,665
Accounts payable                      $16,407        $16,235        $16,407        $16,235
Accounts receivable                   $ 5,226        $   756        $ 5,226        $   756
Rent expense                          $   387        $   388        $ 1,175        $ 1,171
Merchandise sales                     $ 3,389        $   231        $ 7,661        $ 1,211

The Company has provided one-year loans, which are renewed annually, to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995 and April 1997. As of November 1, 1997, the outstanding value of these loans, including interest at 6.8%, approximated $451,000 as compared with $361,000 at November 2, 1996.

5.  ACCOUNTS RECEIVABLE

Accounts Receivable is comprised of the following:

                                                  November 1,   February 1,
                                                     1997          1997
                                                     ----          ----
Accounts Receivable - Landlord                     $ 2,084        $1,336
Related Party Accounts and Notes Receivable          5,226         1,334
Accounts Receivable - Other                          3,658           886
                                                   -------        ------
   Total                                           $10,968        $3,556
                                                   =======        ======

6.  INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the preparation of the accompanying Consolidated Financial Statements. For the nine months ended November 1, 1997 and November 2, 1996, the effective tax rate used to provide income tax amounts approximated 39%.

7.  LEASE COMMITMENTS

The Company is contingently liable for the rental payments totaling approximately $5.3 million for the outlet stores which were sold in October 1995.

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

9.  SUBSEQUENT EVENT

     On December 8, 1997, the Board of Directors approved a three-for-two stock split to shareholders of record on December 19, 1997. The additional shares will be distributed on January 5, 1998. The per share information included in this quarterly report has not been restated to give effect to this split, as the action was authorized and approved subsequent to the release of third quarter earnings to the public. All per share information will be retroactively restated for this split during the fourth quarter of the current fiscal year in conjunction with the Company's adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

                        REVIEW BY INDEPENDENT ACCOUNTANTS


Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the quarters ended November 1, 1997 and November 2,1996, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc. and subsidiaries

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. and subsidiaries as of November 1, 1997, and the related consolidated statements of operations for the three-month and nine-month periods ended November 1, 1997 and November 2, 1996 and the consolidated statements of cash flows for the nine-month periods ended November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management.

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



Pittsburgh, Pennsylvania
November 19, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                       Three months ended           Nine months ended
                                                       ------------------           -----------------
                                                    November 1,   November 2,   November 1,   November 2,
                                                       1997          1996          1997          1996
                                                       ----          ----          ----          ----
Net sales                                             100.0%        100.0%        100.0%        100.0%
Cost of sales, including certain buying,
occupancy and warehousing expenses                     63.2          67.3          69.1          70.2
                                                      -----         -----         -----         -----
Gross profit                                           36.8          32.7          30.9          29.8
Selling, general and administrative expenses           25.4          26.7          26.6          28.4
Depreciation and amortization                           1.8           1.8           2.1           2.2
                                                      -----         -----         -----         -----
Operating income (loss)                                 9.6           4.2           2.2          (0.8)
Interest income, net                                    0.3           0.3           0.3           0.4
                                                      -----         -----         -----         -----
Income (loss) before income taxes                       9.9           4.5           2.5          (0.4)
Provision (benefit) for income taxes                    3.9           1.8           1.0          (0.2)
                                                      -----         -----         -----         -----
Net income (loss)                                       6.0%          2.7%          1.5%         (0.2)%
                                                      =====         =====         =====         =====


COMPARISON OF THREE MONTHS ENDED NOVEMBER 1, 1997 TO THREE MONTHS ENDED NOVEMBER 2, 1996

Net sales for the three months ended November 1, 1997 (the "current period") increased 33.0% to $104.9 million from $78.8 million for the three months ended November 2, 1996 (the "prior period"). The increase of $26.1 million in net sales resulted primarily from increases of $18.1 million or 23.8% from comparable store sales, $5.4 million from new stores, and $4.2 million from non-comparable store sales, offset by decreases of $0.9 million from closed store sales and $0.7 from merchandise sales to Mycal Ltd. (formerly Nimius). The total increase in net sales resulted from an increase in units sold rather than from an increase in prices. The Company operated 332 stores at the end of the current period compared to 298 stores operated at the end of the prior period.

Gross profit for the current period increased 49.5% to $38.7 million from $25.9 million for the prior period. Gross profit as a percent of net sales for the current period increased to 36.8% from 32.7% for the prior period. The increase in gross profit as a percent of sales was attributable to a 1.3% increase in merchandise margins, as well as an improvement of 2.8% in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The increase in merchandise margins resulted primarily from reduced markdowns as a rate to sales as compared to the prior period, as well as a reduction in cost of goods sold in the current period related to merchandise purchases by Mycal Ltd.

Selling, general and administrative expenses for the current period increased to $26.7 million from $21.1 million for the prior period. As a percent of net sales, these expenses decreased to 25.4% from 26.7% for the prior period due to better leveraging of these expenses. The increase of $5.6 million resulted from an increase of in store operating expenses to support the new store growth and increased compensation and benefit costs.

Depreciation and amortization expense for the current period increased to $1.9 million from $1.5 million for the prior period and represented 1.8% of sales for both periods.

Interest income for the current period increased to $0.3 million from $0.2 million for the prior period because of higher cash balances available for investment. No borrowings were required under the terms of the Company's line of credit during the current period.

The income before income taxes for the current period increased to $10.3 million from $3.5 million income before income taxes for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 9.9% from 4.5% for the prior period. The increase in income before income taxes as a percent of sales was attributable to a 4.2% improvement in leveraging of store occupancy and warehousing expenses, and selling, general, and administrative expenses as well as improved merchandise margins of 1.2%.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 1, 1997 TO NINE MONTHS ENDED NOVEMBER 2, 1996

Net sales for the nine months ended November 1, 1997 (the "current period") increased 23.8% to $252.0 million from $203.5 million for the nine months ended November 2, 1996 (the "prior period"). The increase of $48.5 million in net sales resulted primarily from increases of $27.8 million or 14.2% from comparable store sales, $16.8 million from non-comparable stores sales and $9.0 million from new stores, offset by decreases of $3.9 million from closed store sales and $1.2 million from merchandise sales to Mycal Ltd. (formerly Nimius). The total increase in net sales resulted from an increase in units sold rather than from an increase in prices. The Company operated 332 stores at the end of the current period compared to 298 stores operated at the end of the prior period.

Gross profit for the current period increased 28.4% to $78.0 million from $60.7 million for the prior period. Gross profit as a percent of net sales for the current period increased to 30.9% from 29.8% for the prior period. This increase in gross profit as a percent of net sales, was attributable to a 1.8% improvement in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses, offset by decreases of 0.7% in merchandise margins. The decrease in merchandise margins resulted primarily from increased markdowns and an increase in inventory shrinkage, offset by improved mark-ons as compared to the prior period.

Selling, general and administrative expenses for the current period increased to $67.1 million from $57.8 million for the prior period. As a percent of net sales, these expenses decreased to 26.6% from 28.4% for the prior period due to better leveraging of salaries and other administrative expenses. The increase of $9.3 million resulted primarily from an increase in store operating expenses to support the new store growth and increased compensation and benefit costs.

Depreciation and amortization expense for the current period increased to $5.3 million from $4.5 million for the prior period and represented 2.1% of sales in the current period as compared to 2.2% of sales in the prior period.

Interest income for the current period decreased to $0.7 million from $0.8 million for the prior period because of lower cash balances available for investment during the second quarter of the current period. No borrowings were required under the terms of the Company's line of credit during the current period.

The income before income taxes for the current period increased to $6.2 million from a $0.8 million loss before income taxes for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 2.5% from (0.4)% for the prior period. The increase in income before income taxes as a percent of sales was attributable to a 3.6% improvement in leveraging of store occupancy and warehousing expenses, selling, general, and administrative expenses, and depreciation costs. This improvement was offset by reduced merchandise margins of 0.6% and lower interest income of 0.1%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of working capital in the current period were cash flow used by operating activities, primarily to support inventory increases for anticipated sales and new store growth. Additionally, the Company used working capital to support capital expenditures and to acquire Prophecy, Ltd. The Company had working capital of $32.4 million and $34.4 million at November 1, 1997 and February 1, 1997, respectively.

At November 1, 1997, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.5% at November 1, 1997) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. Cash generated from operations in prior periods was sufficient enough to finance operations so that no borrowings were required against the line during the current period. Letters of credit in the amount of $41.8 million were outstanding at November 1, 1997. The remaining available balance on the line was $18.2 million at November 1, 1997.

Capital expenditures, net of construction allowances, totaled $10.2 million for the nine months ended November 1, 1997. These expenditures included the addition of 32 new store locations, 16 store remodels, leasehold improvements in existing stores, and the purchase of CAD equipment, software and hardware.

The Company expects to open an additional 4 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including the Company's financial position, consumer spending, and the number of advantageous mall store leases that may become available. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through Fiscal 1998.

SEASONALITY

Historically, the Company's operations have been seasonal, with a disproportionate amount of the Company's net sales and a majority to its net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. The Company has recognized net losses during the first fiscal quarter and weaker net sales and income during the second fiscal quarter.

IMPACT OF INFLATION

The Company does not believe that the relatively modest levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability. Substantial increases in cost, however, could have a significant impact on the Company and the industry in the future.

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of 4 stores during the remainder of Fiscal 1997 and the sufficiency of cash flows and line of credit facilities to meet Fiscal 1998 cash requirements. The Company cautions that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following: a decline in demand for the merchandise offered by the Company; any events causing the disruption of imports including the insolvency of a significant supplier; the ability of the Company to locate and obtain favorable store sites and negotiate acceptable lease terms; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; the effect of the economic conditions; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in any forward-looking statements.

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

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit No.            Description

               10.12 First Amendment to Loan with Azteca Production International, Inc.

               23.             Acknowledgement of Independent Accountants

               27.             Financial Data Schedule

        (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated December 9, 1997


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