Form 10-K
period 1998-01-31
AMERICAN EAGLE OUTFITTERS INC
filed 1998-04-24
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

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

  150 THORN HILL DRIVE, WARRENDALE, PA                   15086-7528
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (724) 776-4857

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 6,253,648 Common Shares, based on the $44.50 closing sale price on April 1, 1998 was $278,287,336.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,076,033 Common Shares were outstanding at April 1, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for 1998 Annual Meeting of Shareholders, in part, as indicated.

PART I

ITEM 1. BUSINESS.

GENERAL

American Eagle Outfitters, Inc. (the "Company") is a leading specialty retailer of women's and men's quality casual lifestyle apparel, footwear, outerwear and accessories. The Company's objective is to completely outfit its core customers with American Eagle Outfitters(R) products, which feature denim, khakis, skirts, wool and cotton sweaters, casual tops and shirts, footwear, outerwear and accessories such as belts, socks and bags. As of April 1, 1998, the Company operated 335 mall-based stores in 39 states principally in the Midwest, Northeast and Southeast.

The Company opened its first American Eagle Outfitters(R) store in 1977. Since that time, management has refined the merchandise concept of the store to provide private label merchandise to men and women who want fashionable and affordable casual apparel for an active, youthful lifestyle. Substantially all of the Company's products carry the American Eagle Outfitters(R) brand names. The merchandise conveys a clean, fresh, collegiate appeal and is designed with 20-year old men and women in mind to appeal to customers ranging from 16- 34 years old. The Company's target customer is an active, middle to upper middle income consumer who appreciates value as well as style when purchasing his or her casual apparel. Consequently, the Company's merchandise offers interpretations of current fashion trends at price points intended to be competitive with or lower than comparable mall-based retailers.

Over the past several years, the Company has reconfigured its merchandise mix and refined the look of its stores to increase its appeal to women. Management believes that this strategy provides the Company with several advantages, including a larger target customer base and the potential to increase sales productivity because women typically shop more frequently, particularly in the first and second quarters of the year. Women's merchandise accounted for 50% of annual sales in Fiscal 1997. Management believes it is important to maintain a balanced presentation of men's and women's apparel to take full advantage of the American Eagle Outfitters(R) brand potential.

ORGANIZATION AND HISTORY

Until January 2, 1994, the Company's business was operated by Retail Ventures, Inc. ("RVI") and Natco Industries, Inc. ("Natco"), two corporations owned principally by members of the Jerome Schottenstein family (the "Schottenstein Family"). Effective on that date, the Company obtained all of the operating assets and liabilities of the American Eagle Outfitters(R) operations in exchange for the issuance of shares of Common Stock. The Company leases its office and distribution center from Linmar Realty Company, a partnership owned by the Schottenstein Family, and Schottenstein Stores Corporation ("SSC") which provides the Company with certain importing and other services. See "Item 13. Certain Relationships and Related Transactions" and Note 3 of Notes to Consolidated Financial Statements.

The Company was incorporated in Ohio on November 10, 1993. As used herein, the term "Company" refers to the retail store operations acquired effective January 2, 1994, as if such operations were owned and conducted for all relevant periods by American Eagle Outfitters, Inc. In 1995, the Company formed two wholly-owned subsidiaries, one of which holds the trade name American Eagle Outfitters(R) and receives royalty income from the use of the name. The other is a finance subsidiary whose only purpose is to help provide financing to the parent. These subsidiaries are consolidated and no separate financial statements are provided. Effective May 4, 1997, the Company acquired Prophecy, Ltd. ("Prophecy"), a New York-based production and sourcing company. The majority partner of Prophecy was the Schottenstein Family. The results of operations of Prophecy are included in the accompanying Consolidated Financial Statements from the date of acquisition. The Company's principal offices are located at 150 Thorn Hill Drive, Warrendale, Pennsylvania 15086-7528 and its telephone number is (724) 776-4857.

On January 3, 1996, the Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 3, 1996. For tax purposes, the Company has retained its July year-end. As used herein, "Fiscal 1997" and "Fiscal 1996" refers to the respective twelve month periods ended January 31, 1998 and February 1, 1997, "Transition 1996" refers to the twenty-seven week period from July 30, 1995 to February 3, 1996. Similarly, "Fiscal 1995" and "Fiscal 1994" refer to the fiscal years ended July 29, 1995 and July 30, 1994, respectively. "Fiscal 1998" refers to the twelve month period ending January 30, 1999.


OPERATING STRATEGIES

Management has developed and continues to implement five core operating strategies to differentiate the Company from its competition, improve profitability and consistently increase net sales. The following is a brief description of these strategies.

Build the American Eagle Outfitters(R) brand. Approximately 99% of the Company's merchandise purchases for Fiscal 1997 were American Eagle Outfitters(R), AE(R), and AE Supply(TM) branded merchandise. Management believes the image and strength of its brand are integral components of the Company's success. The wholesome, youthful, outdoor image of the brand is supported by the Company's merchandise and by its marketing and advertising programs. The Company has developed marketing and promotional alliances with corporate partners whose customer demographics are similar to those of the Company's customers. Examples of co-marketing efforts include music compact disc promotions and contests for mountain bikes, four wheel drive vehicles and jet skis. The Company utilizes print advertising in magazines such as Mademoiselle, Seventeen and Spin to convey the lifestyle image of its brand to its target customers.

Provide value to the target customer. The Company is committed to providing its target customers with fashionable interpretations of fundamental wardrobe items such as jeans, sweaters, khakis, T-shirts, flannel shirts, rugbys and fleece. The Company seeks to provide quality merchandise at price points competitive with or lower than those of comparable mall-based retailers. This merchandise strategy is designed to appeal to a broad customer base.

Design merchandise to support the Company strategy. The Company employs its own in-house design team to create quality apparel, outerwear and accessories in support of the casual lifestyle image of the American Eagle Outfitters(R), AE(R), and AE Supply(TM) brand names. The merchandise is designed so that it can be produced at a cost consistent with the Company's value orientation. The Company believes that its in-house design capability provides it with a competitive advantage through its ability to quickly interpret fashion trends for its target customer at attractive price points.

Integrate merchandise production and sourcing. Management believes that a cornerstone of its business is its ability to maintain product quality, achieve lower costs and shorten delivery cycles through careful management of its merchandise sourcing. To enhance its abilities in this area, in May 1997, the Company acquired Prophecy, a production and sourcing company based in New York City. Management believes that Prophecy's production and sourcing expertise will enable the Company to (i) further improve product quality and consistency through close monitoring of the production process, (ii) lower the cost of merchandise by identifying improved sourcing opportunities, and (iii) better assure timely delivery of merchandise that meets the Company's specifications and cost requirements. See "Item 13. Certain Relationships and Related Transactions".

Execute an in-season, regionally based merchandise strategy. Recently, the Company began implementing its strategy to present seasonal merchandise closer to and during much of the season in which that merchandise is intended to be worn. Management believes that this merchandising approach better parallels the purchasing patterns of its target customer than the more traditional method of retailing seasonal merchandise in advance of its season. In addition, the Company adjusts the timing, fabric weight and merchandise mix of its seasonal inventory on a region by region basis in response to differing seasonal climates.



GROWTH STRATEGY

The Company intends to open stores in new and existing geographic markets as well as to increase sales in existing stores. Since August 1993, the Company has added 213 American Eagle Outfitters stores. In Fiscal 1997, the Company opened 36 locations. The Company expects to increase its store base by approximately 50 stores in Fiscal 1998 and to continue to increase the store base by 15% to 20% thereafter. This forward-looking statement will be influenced by the Company's financial position and the number of acceptable mall store leases that may become available. As a result of the development of its women's apparel business, the Company plans to seek stores that are up to 20% larger in order to better accommodate a full men's and women's merchandise assortment.

The Company uses an independent consulting firm to assist it in evaluating potential store locations. The Company chooses store locations based on a variety of factors, including rental expense, geographic location, demographic studies, anchor tenants and other specialty stores in the mall. Additionally, the Company weighs the proposed lease terms with the location of the proposed store within the mall.

The Company's ability to continue to open new stores will be dependent upon, among other things, successful implementation of its business strategies, cash flow from operations, the continued availability of desirable locations and acceptable lease terms.

The Company's stores are located in regional shopping malls and American Eagle expects to continue to focus on regional mall locations. The Company believes that selected street locations in high traffic urban settings and university towns as well as airports and strip centers also provide attractive expansion opportunities. The Company believes that there are at least 500 additional enclosed mall locations in the United States suitable for an American Eagle Outfitters store.

Management is also considering non-store opportunities as a means to further strengthen the American Eagle Outfitters(R) brand and augment sales. In Fiscal 1998, the Company plans to sell merchandise through its internet site, AE-Outfitters.com, on the World Wide Web and is exploring the development of a catalog. The Company is also considering opportunities to sell its products internationally through licensing arrangements, joint ventures or on a wholesale basis.


The table below sets forth certain information relating to the Company's store growth:



                                                 FISCAL           FISCAL       TRANSITION           FISCAL           FISCAL

                                                   1997             1996             1996             1995             1994
                                                   ----             ----             ----             ----             ----

MALL BASED STORES
Stores at beginning of period                       303              272              266              192              147
Stores opened during the period                      36               38               11               81               47
Stores closed during the period                      (7)              (7)              (5)              (7)              (2)
                                                    ---              ---              ---              ---              ---
Subtotal                                            332              303              272              266              192
                                                    ---              ---              ---              ---              ---
OUTLET STORES
Outlet stores at beginning of period                  -                1               31               16                4
Outlets opened during the period                      -                -                2               15               12
---------------------------------------------------------------------------------------------------------------------------

Outlets closed during the period                      -               (1)              (4)               -                -
Outlets stores sold                                   -                -              (28)               -                -
                                                    ---              ---              ---              ---              ---
Subtotal                                              -                -                1               31               16
                                                    ---              ---              ---              ---              ---
TOTAL STORES AT END OF PERIOD                       332              303              273              297              208
                                                    ===              ===              ===              ===              ===




MERCHANDISE CATEGORIES

The Company designs and sells virtually all of its merchandise under the American Eagle Outfitters(R) brands. The Company's merchandising strategy focuses on providing a carefully selected merchandise assortment within its principal merchandise groups: men's and women's apparel, outerwear, footwear and accessories. Merchandise is regularly updated with new styles, colors and fabrics. The Company offers quality fashionable interpretations of fundamental wardrobe items such as jeans, sweaters, khakis, T-shirts, flannel shirts, rugbys and fleece. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for each of the periods indicated:


                                           Fiscal    Fiscal Transition     Fiscal     Fiscal
                                             1997      1996       1996       1995       1994
                                             ----      ----       ----       ----       ----

Menswear                                       41%       36%        52%        57%        59%
Ladieswear                                     50%       47%        30%        24%        18%
Outerwear/Accessories/Footwear                  9%       17%        18%        19%        23%
                                              ---       ---        ---        ---        ---
                                              100%      100%       100%       100%       100%
                                              ===       ===        ===        ===        ===

Included in the Menswear and Outerwear groups are certain unisex items, such as T-shirts, fleecewear and jackets, that are worn by both men and women. Recognizing the sales and margin opportunities of building a larger customer base in women's apparel, the Company significantly increased the percentage of women's merchandise within its stores beginning in Spring 1995. The Company intends to seasonally adjust the mix between men's and women's apparel to maximize the opportunity within each merchandise category.


STORE OPERATIONS

The Company's store operations are managed by an Executive Vice President-Store Operations, six regional managers and thirty-seven district managers, each of whom supervises an average of nine stores. Individual stores are typically managed by a store manager and two assistant store managers. A typical store has three full-time and six to ten part-time sales associates, depending on the season. The hiring and training of new employees are the responsibility of the store manager and district manager, and the Company has established training and operations procedures to assist them.

The Company's continued success is dependent in part on its ability to attract, retain, and motivate qualified employees. The Company's incentive compensation and training programs are intended to attract and retain qualified store employees. Sales associates are trained to provide superior customer service in order to maximize sales, to ensure that store merchandising plans are executed properly and to minimize inventory shrinkage. The Company recently introduced AE University, an in-store training curriculum that was developed to provide on-site training and skills development to sales associates and managers. The training and development modules are administered by the store manager and completed by the sales associate or manager at his or her own pace. Management believes that AE University is an important tool through which the Company can provide consistent, quality training to its sales associates, which in turn, should lead to improved customer service and higher sales.

Store, district and regional managers receive compensation in the form of salaries and performance bonuses based primarily on sales, payroll and shrinkage goals of the stores for which they are responsible. Sales associates and assistant managers are eligible for a number of incentives, including cash awards and prizes for achieving certain sales goals. In Fiscal 1997, the Company introduced AE Rewards(TM), an incentive program which enables hourly sales associates to earn points for achieving sales productivity goals. These points are used to select merchandise awards from an AE Rewards(TM) catalogue.

STORE ENVIRONMENT

The Company considers its stores and in-store marketing as principal elements that signify and convey the image of its brand. The store design, furniture, fixtures and music are carefully coordinated to create a store environment that is consistent with the casual, fashionable image of the brand. To promote consistency and name recognition, the stores are designed to be substantially identical, with a warm and casual ambiance created by the use of worn hardwood floors, light colored wooden fixtures and off white walls. Large in-store photographs depict young people enjoying an active, casual lifestyle with friends and family and reflect the Company's casual, "live your life" attitude. Management believes that American Eagle's store ambiance is welcoming and comfortable and promotes a pleasant shopping experience.

The Company maintains a uniform appearance throughout its store base, in terms of merchandise display and location on the selling floor. Store managers receive detailed store plans that outline fixture and merchandise placement to ensure uniform execution of the merchandising strategy at the store level. Additionally, regional visual directors were recently added to ensure that the visual presentation of the merchandise and marketing materials are executed uniformly throughout the stores.

The Company believes that an important aspect of American Eagle's brand and marketing strategy is personalized customer service. The Company's sales associates are a central element in creating a comfortable atmosphere in the stores that underscores American Eagle's wholesome, friendly appeal. Sales associates are encouraged to wear American Eagle Outfitters merchandise and must follow a standard of personal appearance to ensure they properly reflect American Eagle's image.

The Company regularly refurbishes and renovates its stores to provide better customer service and upgrade to its newest store design, particularly in connection with lease renewals. In Fiscal 1997, the Company installed additional fitting rooms in approximately 100 of its stores to accommodate the increase in female customers and improve customer service. Additionally, 16 higher volume, older stores were renovated to the newest store design.


STORE LOCATIONS

At April 1, 1998, the Company operated 335 stores in 39 states, principally in the Midwest, Northeast and Southeast. The Company's stores average approximately 4,200 gross square feet and approximately 3,300 on a selling square foot basis. The table below sets forth the Company's existing store locations by state.


Alabama             Kansas              Nebraska                South Carolina
-------             ------              --------                --------------
7 stores            5 stores            3 stores                6 stores

Arkansas            Kentucky            New Hampshire           South Dakota
--------            --------            -------------           ------------
2 stores            6 stores            4 stores                2 stores

Colorado            Louisiana           New Jersey              Tennessee
--------            ---------           ----------              ---------
3 stores            2 stores            11 stores               14 stores

Connecticut         Maine               New Mexico              Texas
-----------         -----               ----------              -----
7 stores            1 store             2 stores                13 stores

Delaware            Maryland            New York                Vermont
--------            --------            --------                -------
1 store             10 stores           21 stores               2 stores

Florida             Massachusetts       North Carolina          Virginia
-------             -------------       --------------          --------
16 stores           7 stores            14 stores               16 stores

Georgia             Michigan            North Dakota            Washington
-------             --------            ------------            ----------
13 stores           19 stores           2 stores                1 store

Illinois            Minnesota           Ohio                    West Virginia
--------            ---------           ----                    -------------
20 stores           8 stores            23 stores               6 stores

Indiana             Mississippi         Oklahoma                Wisconsin
-------             -----------         --------                ---------
10 stores           5 stores            4 stores                8 stores

Iowa                Missouri            Pennsylvania
----                --------            ------------
9 stores            9 stores            23 stores


PURCHASING

The Company believes that it has good relationships with its vendors. The Company purchases merchandise from approximately 120 domestic and foreign suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 1997, approximately 25% of the Company's merchandise was purchased from North American suppliers and the remaining 75% overseas. Since the Company relies on a small number of overseas sources for a significant portion of its purchases, any event causing the disruption of imports including the insolvency of a significant supplier, the imposition of additional import restrictions, or political or economic disruptions in a country where vendor factories are located, could have a material adverse affect on the Company's operations. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

All of the Company's suppliers receive a vendor compliance manual which sets forth the Company's quality standards and shipping instructions. The Company maintains a quality control department at its distribution center to inspect incoming merchandise shipments for uniformity of sizes and colors, as well as for overall quality of manufacturing. Periodic quality inspections are also made by the Company's employees at the suppliers' manufacturing facilities in the United States and internationally to identify potential problems prior to shipment of merchandise. Additionally, the Company's vendor compliance manager works directly with many factories where goods are produced to address quality control issues before the merchandise is shipped.

MERCHANDISE DESIGN

A key element of the Company's business strategy is its ability to design products geared to a well-defined customer group and which embody the image of a casual, youthful lifestyle. The Company's internal design group is divided primarily into separate men's and women's design teams. The product development process begins with senior management in the merchandising and design areas, who develop seasonal merchandise themes and concepts. These design themes and concepts are developed through domestic and foreign travel, retail shopping and an awareness of fashions and activities currently favored by the young, active segment of the population. These themes and concepts are then used to create items for the merchandise line that are then developed by the designers. The designers collaborate with the Company's buyers to create a coordinated merchandise presentation for each season, which is augmented by periodic, in-season merchandise updates.

MERCHANDISE INVENTORY, REPLENISHMENT AND DISTRIBUTION

Purchase orders, executed by the Company's buyers, are entered into the computerized merchandise data system at the time of order. Merchandise is normally shipped directly from vendors to the Company's central distribution center near Pittsburgh, PA. Upon receipt, merchandise is entered into the merchandise data system, then inspected, processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors relating to the specific characteristics of each store such as geographic location, customer demographics or store size. Merchandise is shipped to the stores two to three times per week depending upon the season and store requirements.

The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of its selling season. While the Company endeavors to test many merchandise items before ordering large quantities, it is still vulnerable to changing fashion trends and fluctuations in customer demands. In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons, when the Company and other retailers generally build up their inventory levels. The Company enters into agreements for the manufacture and purchase of private label apparel well in advance of the applicable selling season. As a result, the Company is vulnerable to changes in consumer demand, pricing shifts, as well as the timing and selection of merchandise purchases.

The Company continually reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

CUSTOMER CREDIT

The Company offers its customers an American Eagle Outfitters(R) private label card. The Company has no liability to the card issuer for any bad debt expense, provided that credit card purchases are made in accordance with the issuing bank's procedures. The Company believes that providing eligible customers with additional in-store credit through use of its proprietary credit card promotes incremental sales and encourages customer loyalty. American Eagle Outfitters(R) credit card holders receive special promotional offers and advance notice of all in-store sales events. The names and addresses of these preferred customers are added to the Company's customer database which is used primarily for direct mail purposes. Customers may also pay for their purchases with American Express(R), Discover(R), MasterCard(R), Visa(R), cash or check. During Fiscal 1997, approximately 44% of all purchases were paid for with credit cards.



MARKETING AND ADVERTISING

The Company's marketing and advertising strategies are designed to increase consumer recognition of the Company's merchandise and establish American Eagle Outfitters(R) as a differentiated lifestyle brand. The Company focuses its advertising efforts on in-store displays and promotional events, direct mail and print media. In Fiscal 1997, the Company's advertising expenses were approximately 2.5% of net sales.

In-store advertising is primarily communicated through large graphics that portray men and women engaged in activities associated with an active lifestyle. Promotions, contests and gifts with purchase are also offered to customers, often in conjunction with corporate partners whose target customer demographics are similar to those of the Company. Examples of co-marketing efforts include music compact discs produced in conjunction with a national music magazine and contests for prizes including mountain bikes, four-wheel drive vehicles and vacation trips.

The Company utilizes direct mail to announce upcoming sales and the arrival of new merchandise as well as to promote the image of American Eagle. Promotional materials are also included in the monthly statement for the Company's proprietary credit card. The Company uses its own list of customers and database mining techniques to target its mailing of direct mail materials to existing and potential customers.

The Company also utilizes print advertising to build recognition of the American Eagle Outfitters(R) brand. The Company's print ads appear in nationwide publications with reader demographic profiles that are consistent with the Company's targeted youthful customer.

INFORMATION SYSTEMS

The Company's computer information systems consist of a full range of retail financial and merchandising systems which include credit, inventory distribution and control, sales reporting, financial processing and reporting, and merchandise planning, reporting and distribution.

In Fiscal 1997, new merchandise planning software systems were implemented. In Fiscal 1998, the Company plans to install new merchandise allocation software that contains sophisticated algorithms intended to refine the selection and placement of merchandise in its stores. In 1998, the Company will implement staff-scheduling software which will better align store staffing with expected customer traffic. Additionally, the Company plans to employ hand-held terminals for data capture and pricing verification, augment its merchandise sorting and pricing systems with additional "put to light" technology, invest in its distribution center receiving function and continue to enhance and expand its Electronic Data Interchange ("EDI") capabilities.

COMPETITION

The retail apparel industry is very competitive. The Company competes primarily on the basis of quality, fashion, service, selection and price. The Company competes with various divisions of The Limited and The Gap, as well as with retail chains such as Abercrombie & Fitch, The Buckle, Pacific Sunwear, and other national, regional and local retailers catering to a youthful customer. The Company also competes with the casual apparel and footwear departments of department stores, often in the same mall as the Company's stores. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing, and other resources. There can be no assurance that the Company will be able to successfully compete in the future.

TRADEMARKS AND SERVICE MARKS

The Company has registered American Eagle Outfitters(R) in the U.S. Patent and Trademark Office ("PTO") as a trademark for clothing products and for a variety of nonclothing products and as a service mark for retail clothing store service. American Eagle has also registered AEO(R) as a trademark for clothing products and a variety of non-clothing products. American Eagle has applied to the PTO for the registration of AE(TM) and AE Supply(TM) as trademarks for clothing products.


SEASONALITY

The Company experiences seasonal fluctuations in its net sales and net income, with a disproportionate amount of the Company's net sales and a majority of its net income typically realized during the fourth quarter. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holiday seasons and new store openings and the net sales contributed by new stores, merchandise mix and the timing and level of markdowns.



EMPLOYEES

As of March 14, 1998, the Company had 6,685 employees, of whom 1,175 were full-time salaried employees, 305 were full-time hourly employees and 5,205 were part-time and seasonal hourly employees. The Company considers its relationship with its employees to be satisfactory.


ITEM 2. PROPERTIES.

The Company rents its headquarters and distribution facilities near Pittsburgh, PA from Linmar Realty Company ("Linmar"), a related party. In Fiscal 1998, the Company is planning to spend approximately $4.7 million to upgrade and expand its distribution center facilities to enhance operating efficiencies and accommodate merchandise processing for up to 700 stores. The Company's headquarters and distribution center occupy approximately 308,000 square feet, 49,000 square feet of which is used for the Company's executive, administrative and buying offices. As a result of a 1995 expansion, a new lease was entered into which expires on December 31, 2010. The Company also leases its design and production offices in New York, NY.

All of the Company's stores are leased. The store leases generally have terms of approximately 10 years. Most of these leases provide for base rental and require the payment of a percentage of sales as additional rent when sales reach specified levels. In addition, the Company typically is responsible under its leases for maintenance and common area charges, real estate taxes and certain other expenses. The Company has generally been successful in negotiating renewals as leases near expiration.

ITEM 3. LEGAL PROCEEDINGS.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock trades on the Nasdaq National Market under the symbol "AEOS". The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated, as reported on by the Nasdaq National Market. As of April 1, 1998, there were 83 shareholders of record. The following market price information conforms to the January 1998 stock split as described in Note 1 of the Consolidated Financial Statements.



For the Quarters Ended                           Market Price
----------------------                           ------------
                                               High          Low
                                               ----          ---


April 1996                                     $9.58         $4.33
July 1996                                     $13.00         $8.67
October 1996                                  $19.42        $10.00
January 1997                                  $15.92         $5.00

April 1997                                     $8.33         $5.42
July 1997                                     $11.17         $6.71
October 1997                                  $19.33        $10.33
January 1998                                  $26.94        $19.67


The Company has never paid cash dividends and presently anticipates that all of its future earnings will be retained for the development of its business and does not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will be based on future earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

(dollars in thousands, except per share amounts and square footage data)

                                                                          For the Years Ended

                                                 January 31,         February 1,        February 3,       July 29,        July 30,
                                                    1998                1997               1996             1995            1994
                                                    ----                ----               ----             ----            ----
                                                                                        (Unaudited)
Net sales (1)(2)                                   $405,713            $326,404          $340,323        $296,563       $199,688

Operating income (loss) (1)                         $31,120              $8,859           ($1,073)        $12,043        $11,952

Net income (loss) (3)                               $19,537              $5,925           ($1,334)         $6,765         $6,629

Basic Earnings (loss) per share (3)(4)                $1.33               $0.40            ($0.09)          $0.46          $0.53

Diluted Earnings (loss) per share (3)(4)              $1.28               $0.39            ($0.09)          $0.45          $0.53

Total assets                                       $144,795            $110,438           $95,363        $134,484        $82,863

Working capital                                     $48,486             $34,378           $24,775         $19,264        $27,173

Shareholders' equity                                $90,808             $71,056           $63,796         $57,932        $50,125

Current ratio                                          1.90                1.87              1.78            1.25           1.83

Long term debt                                           --                  --                --              --             --


Total  stores at year end                               332                 303               273             297            208
Total stores excluding outlets                          332                 303               272             266            192


Comparable store sales increase (decrease)             15.1%               -1.8%              6.6%            2.9%           2.1%

Net sales per average selling square foot (5)          $391                $340              $381            $351           $341
Total selling square feet at end of period        1,080,657             990,980           916,796       1,001,262        690,214

Net sales per average gross square foot (5)            $303                $261              $288            $264           $252

Total gross square foot at end of period          1,393,361           1,285,598         1,200,816       1,317,857        928,472

(1) The fiscal years 1996 through 1994 amounts have been reclassified to conform to the Fiscal 1997 classifications.
(2) The 53-weeks ended February 3, 1996 includes 9 months of sales, or $21.5 million from
(3)   Fiscal 1994 includes a pro forma provision for income taxes.

outlet stores sold in October 1995.
(4) Earnings (loss) per share has been restated for the January 1998 three-for-two stock split and for the effect of Financial Accounting Standards Board Statement No. 128, Earnings per Share. See Notes 1 and 2 to the Consolidated Financial Statements.
(5) Net sales per average square foot is calculated using sales for the period divided by the average of the beginning and ending square footage for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


OVERVIEW

The Company achieved record sales and earnings for the year ended January 31, 1998 ("Fiscal 1997"). The improved sales and profitability resulted from the implementation of several strategic and merchandising initiatives developed to improve operating performance and differentiate the Company from its competition. Merchandising strategies emphasized providing a carefully selected merchandise assortment within principal merchandise groups, executing an in-season, regionally based merchandise strategy, and continuing to incorporate a merchandise assortment that is more equally balanced between men's and women's apparel. Strategic marketing initiatives focused on efforts to build the American Eagle Outfitters (R) brand by refining the definition of our target customer as well as expanded direct marketing efforts to target customers. Operating initiatives implemented during Fiscal 1997 included the upgrade of 16 locations to our newest store design, installation of additional fitting rooms in over 100 stores to accommodate our growing number of female customers, technological improvements within our stores and home office, and the implementation of additional incentive compensation and associate training programs.

As a result of these initiatives, sales for Fiscal 1997 increased to $405.7 million compared to $326.4 million for the period ended February 1, 1997 ("the prior year" or "Fiscal 1996"), an increase of 24.3%. Comparable store sales achieved record levels for Fiscal 1997, increasing 15.1% compared to the prior year. Comparable sales were driven by a 28% increase over last year in the number of merchandise units sold. Additionally, gross profit increased to $137.0 million, or 33.8% of sales, for Fiscal 1997, compared to $98.8 million, or 30.3% of sales for the prior year. The increased gross profit reflected implementation of these strategic initiatives, resulting in improved merchandise mark-ons, decreased markdowns as a percent of sales, and improved leveraging of buying, occupancy and warehousing costs.

The Company continued its focus on improving inventory productivity, which is reflected in annual in-store inventory turnover of 4.5 times in Fiscal 1997 versus 4.4 in the prior year. The Company's liquidity, as measured by the current ratio, improved to 1.90 as of January 31, 1998 compared to 1.87 at the end of the prior year.

Fiscal 1997's higher gross profit translated into significantly improved operating profit and net income. Operating profit for Fiscal 1997 increased nearly 250% to $31.1 million compared to $8.9 million in the prior year. Net income for Fiscal 1997 was $19.5 million, or $1.28 per share on a diluted basis, compared to $5.9 million, or $0.39 per share on a diluted basis, in the prior year. The strong operating performance for the year as well as continued inventory productivity allowed the Company to fund working capital requirements entirely through cash flow. No borrowings were required under the Company's $60 million credit facility.

The Company's balance sheet improved as a result of the operating performance achieved in Fiscal 1997. As of January 31, 1998, cash and cash equivalents increased by almost 41% to $48.4 million from $34.3 million in the prior year as a result of cash provided by operating activities. Inventory was $36.3 million versus $27.1 million in the prior year. Inventory on a per store basis increased 22.1%, reflecting earlier receipt of Spring 1998 merchandise. Shareholder's equity increased 27.7% to $90.8 million, or $6.05 per share, in Fiscal 1997 compared to $71.1 million, or $4.79 per share, at the end of the prior period.

Certain events have occurred during the past three years which affect the presentation of the Company's results of operations. Results for the 53 weeks ended February 3, 1996 reflect the October 1995 loss on the sale of the Company's outlet store operations, which resulted in an operating loss for the Company. Additionally, Fiscal 1997 reflects the results of Prophecy, Ltd., a production and sourcing company, from the date of its acquisition by the Company in May 1997. See further discussion in Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.



                                                       For the Fiscal Years Ended
                                                       --------------------------
                                              January 31,      February 1,     February 3,
                                                 1998             1997           1996(1)
                                                 ----             -----          -------
Net sales                                         100.0%          100.0%          100.0%

Cost of sales, including certain buying,
occupancy and warehousing expenses                 66.2            69.7            73.3
                                                  -----           -----           -----
Gross profit                                       33.8            30.3            26.7

Selling, general and administrative expenses       24.3            25.7            24.3

Loss on sale of assets                               -               -              0.9

Depreciation and amortization                       1.8             1.9             1.8
                                                  -----           -----           -----
Operating income (loss)                             7.7             2.7            (0.3)

Interest (income) expense, net                     (0.3)           (0.3)            0.4
                                                  -----           -----           -----
Income (loss) before income taxes                   8.0             3.0            (0.7)

Provision (benefit) for income taxes                3.2             1.2            (0.3)
                                                  -----           -----           -----

Net income (loss)                                   4.8%            1.8%           (0.4)%
                                                  =====           =====           =====



(1)   Represents the unaudited 53-week period ended February 3, 1996.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

Net sales for Fiscal 1997 increased 24.3% to $405.7 million from $326.4 million for Fiscal 1996. The increase in net sales resulted primarily from increases of $47.5 million or 15.1% from comparable store sales, $15.9 million from non-comparable store sales and $22.3 million from new stores, offset by decreases of $4.8 million from closed store sales and $1.6 million from merchandise sales to Mycal Ltd. (formerly Nimius). The total increase in net sales resulted from an increase in units sold rather than from an increase in prices. The Company operated 332 stores at the end of Fiscal 1997, compared to 303 stores at the end of Fiscal 1996.

Gross profit for Fiscal 1997 increased to $137.0 million from $98.8 million for Fiscal 1996. Gross profit as a percent of net sales for Fiscal 1997 increased to 33.8% from 30.3% for Fiscal 1996. The increase in gross profit as a percent of net sales, was attributable to a 2.0% increase in merchandise margins as well as a 1.5% improvement in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The increase in merchandise margins resulted primarily from improved mark-ups as compared to Fiscal 1996 as well as decreased markdowns as a percent of sales.

Selling, general and administrative expenses for Fiscal 1997 increased to $98.5 million from $83.8 million for Fiscal 1996. As a percent of net sales, these expenses for Fiscal 1997 decreased to 24.3% from 25.7% for Fiscal 1996. The increase of $14.7 million resulted from an increase of $6.9 million in compensation costs to support increased sales and new incentive programs as well as the increase in minimum wage effective September 1, 1997, $4.3 million in store operating expenses to support new store growth, and $3.5 million for increased promotional advertising and general services purchased.

Depreciation and amortization expense for Fiscal 1997 increased to $7.3 million from $6.1 million for Fiscal 1996. As a percent of net sales, these expenses for Fiscal 1997 decreased to 1.8% from 1.9% for Fiscal 1996.

Interest income for Fiscal 1997 increased to $1.2 million from $1.0 million primarily due to interest earned on the short-term note receivable from Azteca Production International. No borrowings were required under the terms of the Company's line of credit during the current or prior period.

Income before income taxes for Fiscal 1997 increased to $32.3 million from $9.8 million for Fiscal 1996. As a percent of net sales, income before income taxes for Fiscal 1997 increased to 8.0% from 3.0% for Fiscal 1996. The increase in income before income taxes as a percent of sales was attributable to a 2.0% increase in merchandise margins, a 1.5% improvement in leveraging of store occupancy and warehousing expenses and 1.4% improvement in selling, general and administrative expenses, and a decrease of 0.1% in depreciation costs as a percent of sales.

COMPARISON OF 52 WEEKS ENDED FEBRUARY 1, 1997 (FISCAL 1996) TO 53 WEEKS ENDED FEBRUARY 3, 1996

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

Selling, general and administrative expenses for Fiscal 1996 increased to $83.8 million from $82.7 million for the prior period. As a percent of net sales, these expenses for Fiscal 1996 increased to 25.7% from 24.3% for the prior period. The increase of $1.1 million resulted primarily from increased supply costs of $0.9 million. The increase in supply costs related to the increase in the number of stores, the increase in purchases of holiday bags and boxes in anticipation of sales, replacing hangers in all stores, and the write-off of certain obsolete packaging materials.

The loss on sale of assets recognized in the prior year related to the Company's sale of net assets, including the assignment of related leases, of 32 outlet stores (4 of which had not yet opened) and a warehouse, to a company owned by a former Vice Chairman of the Company. The pre-tax loss on the sale of the assets recognized during the prior year was $3.1 million.

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

Income before income taxes for Fiscal 1996 increased to $9.8 million from a loss of $2.4 million for the prior period. As a percent of net sales, income before income taxes for Fiscal 1996 increased to 3.0% from a loss of 0.7% for the prior period. The increase in income before income taxes of $12.3 million was primarily attributable to increased gross profit resulting from higher initial mark-ups and lower markdowns, as well as reduced interest costs in Fiscal 1996 and the net loss of $3.1 million recognized in the prior period from the sale of outlet stores.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash in Fiscal 1997 was cash flow provided by operating activities. The primary uses of cash in Fiscal 1997 was cash flow used by operating activities, primarily to support inventory increases of $8.9 million and for anticipated sales and new store growth. Additionally, the Company used cash of $12.6 million for capital expenditures and $0.9 million to acquire Prophecy, Ltd. The Company had working capital of $48.5 million, $34.4 million, and $24.8 million at the end of Fiscal 1997, Fiscal 1996 and Transition 1996, respectively. Fiscal 1997's increase resulted primarily from the increase in cash provided by operating activities.

For Fiscal 1997, the cash provided by operating activities of $26.2 million was primarily the result of the net income generated by the business as well as non-cash charges for depreciation and amortization. A portion of the cash flow provided by operating activities was used to fund new store expansion, remodel existing stores, and fund other capital expenditures with the remainder retained to fund future store growth and improvements. The Company funds merchandise purchases through the use of cash flow provided by operating activities. The Company's business follows a seasonal pattern with sales reaching a peak during the back to school and holiday months.

At January 31, 1998, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.50% at January 31, 1998) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. Cash generated from operations was sufficient enough so that no borrowings were required against the line during Fiscal 1997. Letters of credit in the amount of $34.2 million were outstanding and the remaining available balance on the line was $25.8 million at January 31, 1998.

Capital expenditures, net of construction allowances, totaled $12.6 million for Fiscal 1997. These expenditures included the addition of 36 new stores, 16 remodeled locations, as well as the installation of additional fitting rooms in approximately 100 locations to accommodate our increased number of female customers. The Company is currently planning to open approximately 50 stores during Fiscal 1998 at an estimated cost of $6.7 million. This forward-looking statement will be influenced by the Company's financial position and the number of acceptable mall store leases that may become available. Additionally, the Company has selected approximately 15 locations to upgrade to its newest store design in Fiscal 1998. These locations were selected based upon criteria such as sales performance and lease terms and their remodeling is estimated to cost $3.8 million. Additionally, the Company is planning to spend approximately $5.8 million to upgrade and expand its distribution center facilities and to enhance operating efficiencies and accommodate planned future store growth. Finally, in Fiscal 1998, the Company plans to install new merchandise allocation software which will refine the selection and placement of merchandise in its stores, employ hand-held terminals for data capture and pricing verification, and enhance and expand Electronic Data Interchange ("EDI") capabilities. These information systems enhancements are estimated to cost $1.8 million. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through Fiscal 1998.

SEASONALITY

The Company experiences seasonal fluctuations in its net sales and net income, with a disproportionate amount of net sales and a majority of its net income typically realized during the fourth quarter. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holiday seasons and new store openings, the net sales contributed by new stores, merchandise mix and the timing and level of markdowns.



INCOME TAXES

The tax provisions disclosed in the accompanying consolidated financial statements reflect FAS No. 109, "Accounting for Income Taxes". See Note 9 "Income Taxes" in the Notes to Consolidated Financial Statements. The Company recorded a $7.6 million and a $5.8 million deferred tax asset at January 31, 1998 and February 1, 1997, respectively, which relates to financial and tax accounting differences. The Company reported profitable operations for the past three tax years and anticipates that future taxable income will be sufficient to utilize the full amount of the deferred tax asset. Assuming a 40% effective tax rate, the Company would need to recognize pre-tax income of $19.0 million to utilize existing deferred tax amounts.

IMPACT OF INFLATION

The Company does not believe that the relatively modest levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability. Substantial increases in cost, however, could have a significant impact on the Company and the industry in the future.

IMPACT OF YEAR 2000

Management has developed a comprehensive plan designed to enable its computer information systems to properly process transactions in the year 2000 and beyond. The project team began working on the plan in Fiscal 1997 during which the Company incurred approximately $0.2 million in payroll and related costs. These costs were expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company expects to incur an additional $0.7 million in payroll and related costs and $0.4 million in hardware and software costs to complete the project by July 1999. The hardware and software costs will be capitalized and amortized over their estimated useful lives. The Company is currently communicating with its significant suppliers and business partners to determine to what extent they are addressing their own Year 2000 issues. The failure of the Company or any of its significant suppliers or business partners to properly address Year 2000 issues could potentially adversely affect the Company's business and financial performance.

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of approximately 50 stores in Fiscal 1998; the selection of approximately 15 stores for remodeling; the planned upgrade and expansion of distribution center facilities; the completion of modifications to computer systems to enable the processing of transactions in the year 2000 and beyond; events causing the disruption of imports including the insolvency of any significant supplier; and sufficiency of cash flows and line of credit facilities to meet Fiscal 1998 cash requirements. The Company cautions that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following: decline in demand for the merchandise offered by the Company; the ability to obtain suitable sites for new stores at acceptable costs, the retention, hiring, and training of qualified personnel, the integration of new stores into existing operations; the expansion of buying and inventory capabilities; the availability of capital; the ability of the Company to anticipate and respond to changing consumer preferences and fashion trends in a timely manner; the effect of economic conditions; and the effect of competitive pressures from other retailers. Results actually achieved may differ materially from expected results in these statements.

Historically, the Company's operations have been seasonal, with a disproportionate amount of net sales and a majority of net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. As a result of this seasonality, any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations for the entire year. The Company's quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                 January 31,       February 1,      February 3,
                                                                    1998              1997             1996
                                                                    ----              ----             ----

ASSETS
Current assets:
   Cash and cash equivalents                                      $ 48,359          $ 34,326          $19,986
   Merchandise inventory                                            36,278            27,117           23,394
   Accounts and note receivable, including related party             7,647             3,556            5,642
   Prepaid expenses and other                                        5,388             4,381            4,429
   Deferred income taxes                                             4,801             4,380            2,891
                                                                  --------          --------          -------
Total current assets                                               102,473            73,760           56,342
                                                                  --------          --------          -------
Fixed assets:
   Fixtures and equipment                                           25,842            23,118           26,447
   Leasehold improvements                                           35,978            32,671           30,326
                                                                  --------          --------          -------
                                                                    61,820            55,789           56,773
   Less: Accumulated depreciation and amortization                  23,273            21,598           23,044
                                                                  --------          --------          -------
                                                                    38,547            34,191           33,729
                                                                  --------          --------          -------
Notes receivable                                                        --                --            3,568
Other assets                                                         3,775             2,487            1,724
                                                                  --------          --------          -------
Total assets                                                      $144,795          $110,438          $95,363
                                                                  ========          ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $ 24,606          $ 20,430          $16,166
   Accrued compensation and payroll taxes                            9,227             4,926            4,255
   Accrued rent                                                      7,909             6,006            4,550
   Accrued income and other taxes                                    8,738             5,478            3,536
   Other liabilities and accrued expenses                            3,507             2,542            3,060
                                                                  --------          --------          -------
Total current liabilities                                           53,987            39,382           31,567
Shareholders' equity                                                90,808            71,056           63,796
                                                                  --------          --------          -------
Total liabilities and shareholders' equity                        $144,795          $110,438          $95,363
                                                                  ========          ========          =======

                 See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                                                For the Six         For the Year
                                                             For the Years Ended                Months Ended            Ended
                                                             -------------------                ------------            -----

                                                Jan. 31        Feb. 1,        Feb. 3,       Feb. 3,      Jan. 28,     July 29,
                                                  1998          1997           1996          1996          1995         1995
                                                  ----          ----           ----          ----          ----         ----

                                                                            (Unaudited)                (Unaudited)

Net sales                                      $ 405,713      $ 326,404      $ 340,323      $226,569     $182,809     $296,563

Cost of sales, including certain
buying, occupancy and warehousing
expenses                                         268,746        227,648        249,415       160,096      115,867      205,186
                                               ---------      ---------      ---------      --------     --------     --------

Gross profit                                     136,967         98,756         90,908        66,473       66,942       91,377

Selling, general and administrative
expenses                                          98,529         83,810         82,679        47,372       39,069       74,378

Loss on sale of outlets                               --             --          3,081         3,081           --           --

Depreciation and amortization                      7,318          6,087          6,221         3,441        2,179        4,956
                                               ---------      ---------      ---------      --------     --------     --------

Operating income (loss)                           31,120          8,859         (1,073)       12,579       25,694       12,043

Interest (income) expense, net                    (1,158)          (973)         1,366           813          243          797
                                               ---------      ---------      ---------      --------     --------     --------

Income (loss) before income taxes                 32,278          9,832         (2,439)       11,766       25,451       11,246

Provision (benefit) for income taxes              12,741          3,907         (1,105)        4,624       10,210        4,481
                                               ---------      ---------      ---------      --------     --------     --------

Net income (loss)                              $  19,537      $   5,925      ($  1,334)     $  7,142     $ 15,241     $  6,765
                                               =========      =========      =========      ========     ========     ========

Basic income (loss) per common
share                                          $    1.33      $    0.40      ($   0.09)     $   0.49     $   1.04     $   0.46
                                               =========      =========      =========      ========     ========     ========
Diluted income (loss) per common
share                                          $    1.28      $    0.39      ($   0.09)     $   0.49     $   1.02     $   0.45
                                               =========      =========      =========      ========     ========     ========
Weighted average common shares
outstanding  - basic                              14,727         14,633         14,630        14,593       14,624       14,646
                                               =========      =========      =========      ========     ========     ========
Weighted average common shares
outstanding - diluted                             15,211         15,129         14,630        14,601       15,008       14,953
                                               =========      =========      =========      ========     ========     ========

                 See notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended January 31, 1998 and February 1, 1997, the six months ended February 3, 1996 and the year ended July 29, 1995
(In thousands)

                                                                                 Retained                Deferred
                                                  (1)      Common   Contributed  Earnings     Treasury   Compensation  Shareholders'
                                               Shares      Stock    Capital      (Deficit)    Stock      Expense       Equity
                                               ------      -----    -------      ---------    -----      -------       ------

Balance at July 30, 1994                       10,000     $ 52,595     $ 4,164     ($ 2,713)    $    --     ($3,921)    $ 50,125
Net income                                         --           --          --        6,765          --          --        6,765
Restricted stock compensation                      --           --          --           --          --         944          944
Tax benefit realized on vested restricted
stock                                              --           --          98           --          --          --           98
                                              -------     --------     -------     --------     -------     -------     --------
Balance at July 29, 1995                       10,000       52,595       4,262        4,052          --      (2,977)      57,932
Net income                                         --           --          --        7,142          --          --        7,142
Restricted stock compensation                      --           --          --           --          --         420          420
Contributed capital                                15          (88)         --           --         182         (94)          --
Treasury stock                                   (140)          --          --           --      (1,698)         --       (1,698)
                                              -------     --------     -------     --------     -------     -------     --------
Balance at February 3, 1996                     9,875       52,507       4,262       11,194      (1,516)     (2,651)      63,796
Net income                                         --           --          --        5,925          --          --        5,925
Exercise and cancellation of stock
options and restricted stock                       43          356          --           --        (109)         53          300
Tax benefit realized on exercised stock
options and vested restricted stock                --           --          44           --          --          --           44

Restricted stock and stock option
compensation                                       --           --          --           --          --         991          991

Restricted stock grant                             --           --       1,229           --          --      (1,229)          --
                                              -------     --------     -------     --------     -------     -------     --------
Balance at February 1, 1997                     9,918       52,863       5,535       17,119      (1,625)     (2,836)      71,056
Net income                                         --           --          --       19,537          --          --       19,537
Exercise of stock options                         115          974          --           --          --          --          974
Tax benefit realized on exercised stock
options and vested restricted stock                --           --         277           --          --          --          277
Investment in Prophecy, Ltd.                       --           --      (1,350)        (900)         --          --       (2,250)
Restricted stock and stock option
compensation                                       --           --         370           --          --         844        1,214
Three-for-two stock split                       4,978           --          --           --          --          --           --
                                              -------     --------     -------     --------     -------     -------     --------
BALANCE AT JANUARY 31, 1998                    15,011     $ 53,837     $ 4,832     $ 35,756     $(1,625)    $(1,992)    $ 90,808
                                              =======     ========     =======     ========     =======     =======     ========

(1) 30 MILLION AUTHORIZED, 15 MILLION ISSUED (ADJUSTED FOR THE JANUARY 1998 STOCK SPLIT) AT JANUARY 31, 1998, FEBRUARY 1, 1997, FEBRUARY 3, 1996, AND JULY 29, 1995


                 See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                                                         For the Year
                                                           For the Years Ended             For the Six Months Ended       Ended
                                                           -------------------             ------------------------    ------------
                                                  Jan. 31,       Feb. 1,       Feb. 3,      Feb. 3,       Jan. 28,      July 29,
                                                   1998           1997          1996         1996           1995          1995
                                                   ----           ----          ----         ----           ----          ----
                                                                             (Unaudited)                 (Unaudited)

Operating activities:
Net income (loss)                                 $ 19,537      $  5,925      $ (1,334)     $  7,142      $ 15,241      $  6,765

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

   Depreciation and amortization                     7,318         6,087         6,221         3,441         2,179         4,956

   Loss on impairment and write-off of fixed
       assets                                        2,292         2,067         2,185         2,012           188           363
                                                                                                                        ========
   Loss on sale of outlets                              --            --         3,081         3,081            --            --

   Restricted stock compensation                     1,214           991           948           420           416           944

   Deferred income taxes                              (496)       (1,898)         (297)           12         3,451         3,142

Changes in assets and liabilities:

   Merchandise inventory                            (8,903)       (3,723)       16,893        45,875        (4,873)      (33,855)

   Receivables                                      (2,611)        2,055         2,975         1,500        (3,365)       (1,890)

   Prepaid and other                                (1,578)         (400)       (3,081)        1,337         2,164        (2,254)

   Receivables from officers                           376           (30)         (345)          (12)           --          (333)

   Accounts payable                                 (1,657)        4,018        (9,533)      (21,656)        1,886        14,009

   Accrued liabilities                              10,676         3,489         2,546         5,229         7,088         4,405
                                                  --------      --------      --------      --------      --------      --------

           Total adjustments                         6,631        12,656        21,593        41,239         9,134       (10,513)
                                                  --------      --------      --------      --------      --------      --------

Net cash provided by (used for) operating
activities                                          26,168        18,581        20,259        48,381        24,375        (3,748)
                                                  --------      --------      --------      --------      --------      --------

Investing activities:

Capital expenditures                               (12,646)      (10,540)      (15,636)       (5,137)     (10,843))      (21,341)

Investment in Prophecy, Ltd.                          (900)           --            --            --            --            --
Proceeds from sale of assets                            54         5,874         5,000         5,000            --            --
                                                  --------      --------      --------      --------      --------      --------
Net cash used for investing activities             (13,492)       (4,666)      (10,636)         (137)     (10,843))      (21,341)
                                                  --------      --------      --------      --------      --------      --------

Financing activities:

Net borrowings (payments) on notes payable              --            --            --       (28,800)       (3,400)       25,400

Net proceeds from stock options exercised            1,357           425            --            --            --            --
                                                  --------      --------      --------      --------      --------      --------

Net cash provided by (used for) financing
activities                                           1,357           425            --       (28,800)       (3,400)       25,400
                                                  --------      --------      --------      --------      --------      --------

Net increase in cash                                14,033        14,340         9,623        19,444        10,132           311

Cash - beginning of period                          34,326        19,986        10,363           542           231           231
                                                  --------      --------      --------      --------      --------      --------

Cash - end of period                              $ 48,359      $ 34,326      $ 19,986      $ 19,986      $ 10,363      $    542
                                                  ========      ========      ========      ========      ========      ========


                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 1998


1.  BUSINESS OPERATIONS AND BASIS OF PRESENTATION

American Eagle Outfitters, Inc. (the "Company") is a specialty retailer of quality, casual, lifestyle merchandise targeted to men and women aged 16 to 34. The Company sells its own brand of fashionable, outdoor-inspired apparel, footwear, and accessories, providing distinctive quality merchandise at competitive prices. The Company operates retail stores located in regional enclosed shopping malls principally in the Midwest, Northeast, and Southeast. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned royalty and investment and sourcing subsidiaries. All inter-company transactions have been eliminated.

Effective May 4, 1997, the Company acquired Prophecy, Ltd. ("Prophecy"), a New York-based production and sourcing company. The majority partner of Prophecy was the Schottenstein family. The goals of the acquisition are to leverage the talent and expense of the Company's New York design office and to use Prophecy's production and sourcing expertise and manufacturing relationships to shorten product delivery cycles and enable the Company to improve product quality and value. The terms of the acquisition included a cash payment of $0.9 million at closing as well as the assumption of net liabilities of approximately $2.7 million. The acquisition was accounted for as a purchase; however, the assets acquired and the liabilities assumed have been recorded at historic carrying value because Prophecy was under common control with the Company. The premium in excess of Prophecy's book value was recorded as a reduction to equity. The results of operations of Prophecy are included in the accompanying Consolidated Financial Statements from the date of acquisition.

On April 13, 1994, the Company successfully completed an initial public offering of 3,450,000 shares (adjusted for the January 1998 stock split) of its common stock. In connection with this offering, the Company increased its authorized shares of no par value stock to 30,000,000.

Prior to the consummation of the Company's offering, the existing stockholders contributed 390,375 shares (adjusted for the January 1998 stock split) of common stock to the Company which in turn, issued the common stock to officers, directors and other individuals performing services for the Company. Pursuant to the April 13, 1994 restricted stock agreements, this common stock was issued without cash consideration and vests over five years.

On December 8, 1997, the Company's Board of Directors announced a three-for-two stock split to be distributed on January 5, 1998, to shareholders of record on December 19, 1997. Accordingly, all share amounts and per share data have been restated to reflect the stock split.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

On January 3, 1996, the Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 3, 1996. For tax purposes, the Company has retained its July year-end. As used herein, "Fiscal 1997" and "Fiscal 1996" refer to the twelve month periods ended January 31, 1998 and February 1, 1997, "Transition 1996" refers to the twenty-seven week period from July 30, 1995 to February 3, 1996 and the six months ended January 28, 1995 refers to the twenty-six week period from July 31, 1994 to January 28, 1995. Similarly, "Fiscal 1995" and "Fiscal 1994" refer to the fiscal years ended July 29, 1995 and July 30, 1994. "Fiscal 1998" refers to the twelve month period ending January 30, 1999. All references to amounts related to the six months ended January 28, 1995 and the 53 weeks ended
February 3, 1996 are unaudited. However, in the opinion of management, such amounts are fairly stated, in conformity with generally accepted accounting principles, and contain all adjustments necessary for a fair presentation.

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

MERCHANDISE INVENTORY

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses.

The Company reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on their extent and amount of inventory affected.

FIXED ASSETS

Fixed assets are recorded on the basis of cost with depreciation and amortization computed utilizing the straight-line method over the estimated useful lives. Estimated useful lives range from three to ten years. Depreciation and amortization expense is summarized as follows:

        (Dollars in thousands)


                                                                                                                          For the
                                               For the Years Ended                    For the Six Months Ended           Year Ended
                                               -------------------                    ------------------------           ----------
                                  Jan. 31,            Feb. 1,          Feb. 3,        Feb. 3,           Jan. 28,         July 29,
                                  1998                1997             1996           1996              1995             1995
                                  ----                ----             ----           ----               ----              ----

                                                                  (Unaudited)                        (Unaudited)
Depreciation  expense         $   6,943          $    5,933       $    6,113      $   3,392          $    2,144        $    4,862
Amortization  expense               375                 154              108             49                  35                94
                              ---------          ----------       ----------      ---------          ----------        ----------
Total                         $   7,318          $    6,087       $    6,221      $   3,441          $    2,179        $    4,956
                              =========          ==========       ==========      =========          ==========        ==========

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

STOCK OPTION PLAN

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option and allows companies to continue to measure compensation cost for such plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Beginning in 1996, companies electing to remain with accounting under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company plans to continue accounting for its stock-based employee compensation plan under APB 25. See pro forma disclosures required under FASB Statement No. 123 in Note 11.



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

ADVERTISING COSTS

Advertising costs are expensed as incurred, except for direct-response advertising, which is deferred and amortized over its expected period of future benefits. Direct-response advertising consists of costs related to development of customer lists utilized for direct mail promotions. The deferred costs are amortized over twelve months. At January 31, 1998, $0.3 million of advertising was included in prepaid assets and other. Advertising expense is summarized as follows:

        (Dollars in thousands)


                                                                                                                           For the
                                            For the Years Ended                       For the Six Months Ended            Year Ended
                                            -------------------                       ------------------------            ----------
                                Jan. 31,          Feb. 1,           Feb. 3,           Feb. 3,           Jan. 28,          July 29,
                                1998              1997              1996              1996              1995              1995
                                ----              ----              ----              ----              ----              ----
                                                                (Unaudited)                         (Unaudited)
Advertising expense        $    10,067       $    8,501         $   7,967         $   4,740         $   3,227        $    8,161


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)                                                                                              For the Year
                                                For the Years Ended                   For the Six Months Ended          Ended
                                                -------------------                   ------------------------          -----
                                     Jan. 31,          Feb. 1,        Feb. 3,         Feb. 3,           Jan. 28,        July 29,
                                     1998              1997           1996            1996              1995            1995
                                     ----              ----           ----            ----              ----            ----
                                                                  (Unaudited)                       (Unaudited)
CASH PAID DURING THE PERIODS
FOR:
Income taxes                    $    9,675        $    4,420      $   1,610       $   21            $   1,282       $   2,531
Interest                        $    17           $    3          $   1,662       $   1,103         $   326         $   885

NON-CASH TRANSACTIONS FROM
THE SALE OF OUTLETS:
Treasury stock                  $    -            $    -          $   1,698       $   1,698         $   -           $   -
Notes receivable                $    -            $    -          $   3,708       $   3,708         $   -           $   -




EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", (FASB 128) which is required to be adopted for fiscal periods ending after December 15, 1997. Accordingly, the Company adopted the Statement for Fiscal 1997. Earnings per share amounts for all periods have been restated to give effect to the application of FASB No. 128. The effect of the restatement on earnings per share for the restated periods is immaterial.

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                                                                                           For the
                                                             For the Years Ended               For the Six Months Ended   Year Ended
                                                             -------------------               ------------------------   ----------
                                                    Jan. 31,       Feb. 1,        Feb. 3,      Feb. 3,       Jan. 28,     July 29,
                                                    1998           1997           1996         1996          1995         1995
                                                    ----           ----           ----         ----          ----         ----
                                                                               (Unaudited)                 (Unaudited)

Net income (loss) used in basic EPS                  $19,537       $ 5,925       $ (1,334)     $ 7,142       $15,241       $ 6,765
                                                     =======       =======       ========      =======       =======       =======
Weighted average number of common shares
used in basic EPS                                     14,727        14,633         14,630       14,593        14,624        14,646

Effect of dilutive stock options and nonvested
restricted stock                                         484           496             --            8           384           307
                                                     -------       -------       --------      -------       -------       -------
Weighted average number of common shares
and dilutive potential common stock used in
diluted EPS                                           15,211        15,129         14,630       14,601        15,008        14,953
                                                     =======       =======       ========      =======       =======       =======

Options on approximately 200,000 shares of common stock were not included in computing diluted EPS for the year ended February 3, 1996 because their effects were antidilutive. Options to purchase 315,950 common shares were issued to employees and related party consultants and 80,925 options to purchase common shares were exercised after January 31, 1998, which, had they taken place during Fiscal 1997, would have changed the number of shares used in the earnings per share computations.

RECLASSIFICATION

Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the Fiscal 1997 presentation.

3. RELATED PARTY TRANSACTIONS

As described in the information that follows, the Company has various transactions with related parties. The nature of the relationship is primarily through common ownership. The Company has an operating lease for its corporate headquarters and distribution center with an affiliate. The lease, which was entered into on January 1, 1996, and expires on December 31, 2010 provides for annual rental payments of approximately $1.2 million through 2001, $1.6 million through 2006, and $1.8 million through the end of the lease.

In addition, the Company and its subsidiaries purchase merchandise from and sell merchandise to various related parties and use the services of a related importing company.

During Fiscal 1997, the Company provided a short-term loan in the amount of $3.0 million to Azteca Production International, a related party vendor. The terms of the note include annual interest at 7% plus a margin defined as the difference between 8.5% and National City Bank's prime lending rate. Management expects the loan to be paid in full by April 1998. The note receivable outstanding balance at January 31, 1998 was approximately $1.3 million.



Related party amounts follow:

        (Dollars in thousands)

                                                                                                                For the Year
                                                  For the Years Ended               For the Six Months Ended    Ended
                                                  -------------------               ------------------------    -----
                                          Jan. 31,      Feb. 1,        Feb. 3,      Feb. 3,       Jan. 28,      July 29,
                                          1998          1997           1996         1996          1995          1995
                                          ----          ----           ----         ----          ----          ----
                                                                        (Unaudited)                (Unaudited)

Merchandise purchases plus
 import administrative charges            $65,192       $42,629       $41,303       $18,246       $20,753       $43,810
Accounts payable                          $ 7,826       $ 7,068       $ 4,432       $ 4,432       $11,197       $16,002
Accounts and notes receivable             $ 3,755       $ 1,334       $ 2,246       $ 2,246       $ 1,733       $   804
Rent expense                              $ 1,549       $ 1,407       $   754       $   236       $   544       $ 1,062
Royalty fee income                        $    --       $    --       $ 1,308       $   208       $    --       $ 1,100
Merchandise sales                         $ 8,669       $ 2,812       $ 5,683       $ 4,760       $   813       $ 1,710

The Company had provided one-year loans, which were renewed annually, to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1995. These loans were paid in full as of January 31, 1998. As of February 1, 1997 and February 3, 1996, the outstanding value of these loans, including interest at 6.8%, approximated $376,000 and $345,000, respectively.

4. ACCOUNTS RECEIVABLE

Accounts Receivable is comprised of the following:


                                                Jan. 31,     Feb. 1,     Feb. 3,
                                                1998         1997        1996
                                                ----         ----        ----
Accounts receivable - landlord                $ 1,518      $ 1,336     $ 1,063
Related party accounts and note receivable      3,755        1,334       2,246
Accounts receivable - other                     2,374          886       2,333
                                              -------      -------     -------
Total                                         $ 7,647      $ 3,556     $ 5,642
                                              =======      =======     =======

5. NOTES PAYABLE

The Company has an unsecured demand lending arrangement with a bank to provide a $60 million line of credit at either the lender's prime lending rate (8.50% at January 31, 1998) or a negotiated rate such as LIBOR. Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during Fiscal 1997. The weighted average interest rate on these borrowings in Transition 1996 was 8.27%. The facility has a limit of $40 million to be used for direct borrowing. No borrowings were outstanding as of January 31, 1998, February 1, 1997 and February 3, 1996. The Company had letters of credit of approximately $34.2 million outstanding at January 31, 1998 which were primarily related to the purchase of inventory. The remaining balance which could be borrowed under this lending arrangement was $25.8 million at January 31, 1998.

6. IMPAIRMENT OF ASSETS

In accordance with FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Based on these evaluations, the Company determined that assets with a net carrying amount of approximately $2.3 million were impaired and accordingly, provided for this impairment during Fiscal 1997 compared with $1.5 million for Fiscal 1996. The expense included in selling, general and administrative expenses for Fiscal 1997 and Fiscal 1996 was $1.7 million and $0.8 million, respectively. Fair value was based on management's estimate of the potential future benefits of such assets.

7. LOSS ON SALE OF ASSETS

The Company sold net assets (including the assignment of related leases, generally with recourse to the Company) of 32 outlet stores and a warehouse, effective as of the close of business on October 28,1995 to Forman Enterprises, Inc., which is owned by a former Vice Chairman of the Company, for approximately $11.4 million. The Company recognized a loss of $3.1 million on the sale of these stores.

The proceeds from the sale were payable in cash of $5.0 million, two notes receivable totaling $4.7 million, one of which was discounted based on payment terms, which were paid off during the first quarter of Fiscal 1996, and 210,000 shares of common stock (adjusted for the January 1998 stock split) held by Mr. Forman amounting to $1.7 million.

8. LEASE COMMITMENTS

All store operations are conducted from leased premises. These leases provide for base rentals and the payment of a percentage of sales as

                                      -29
additional rent when sales exceed specified levels. Minimum rentals relating to these leases are recorded on a straight-line basis. In addition, the Company is typically responsible under its leases for common area maintenance charges, real estate taxes and certain other expenses. These leases are classified as operating leases.

Rent expense charged to operations, including amounts paid under short-term cancelable leases, was as follows:

(Dollars in thousands)


                                                                                                                 For the
                                      For the Years Ended                     For the Six Months Ended           Year Ended
                                      -------------------                     ------------------------           ----------
                            Jan. 31,         Feb. 1,          Feb. 3,          Feb. 3,          Jan. 28,          July 29,
                            1998             1997             1996             1996             1995              1995
                            ----             ----             ----             ----             ----              ----
                                                           (Unaudited)                        (Unaudited)
Minimum rentals             $47,421          $42,738          $38,900          $20,303          $16,802          $35,384
Contingent rentals            1,725              674              996              773              630              854
                            -------          -------          -------          -------          -------          -------
Total                       $49,146          $43,412          $39,896          $21,076          $17,432          $36,238
                            =======          =======          =======          =======          =======          =======




The table below summarizes future minimum lease obligations under operating leases in effect at January 31, 1998:

(In thousands)

Fiscal years                                     Amount
-------------                             --------------------
1998                                           $ 32,641
1999                                             31,101
2000                                             27,536
2001                                             26,621
2002                                             25,483
Thereafter                                       76,095
                                               --------
Total                                          $219,477
                                               ========

The Company is contingently liable for the rental payments totaling approximately $5.6 million for the outlet stores which were sold in October 1995.

9. INCOME TAXES

The significant components of the Company's deferred tax assets (there are no deferred tax liabilities) were as follows:


(In thousands)                                  January 31,     February 1,     February 3,
                                                   1998            1997            1996
                                                   ----            ----            ----

CURRENT:
       Inventories                                $1,297          $1,326          $  452
       Accrued rent                                2,545           2,015           1,464
       Salaries and compensation                     743             773             729
       Other                                         216             266             246
                                                  ------          ------          ------
                                                   4,801           4,380           2,891
                                                  ------          ------          ------
LONG TERM:
       Basis differences in fixed assets           2,790           1,391             982
       Other                                          55              --              --
                                                  ------          ------          ------
                                                   2,845           1,391             982
                                                  ------          ------          ------
Total                                             $7,646          $5,771          $3,873
                                                  ======          ======          ======



Significant components of the provision (benefit) for income taxes are as follows:


                                                                                                      For the Year
                                    For the Years Ended                For the Six Months Ended           Ended
                                    -------------------                ------------------------           -----
(In thousands)        January 31,     February 1,     February 3,     February 3,     January 28,       July 29,
                         1998            1997            1996            1996            1995             1995
                         ----            ----            ----            ----            ----             ----
CURRENT:                                             (Unaudited)                     (Unaudited)

Federal                $12,366          $4,709          $(674)          $3,848          $5,644          $1,089
State                    2,250           1,096           (134)             764           1,115             250
                       -------          ------          -----           ------          ------          ------
Total current           14,616           5,805           (808)           4,612           6,759           1,339
                       -------          ------          -----           ------          ------          ------

DEFERRED:
      Federal                      (1,733)           (1,584)             (249)              11            2,882           2,622
      State                          (142)             (314)              (48)               1              569             520
                                 --------           -------           -------           ------          -------          ------
      Total deferred               (1,875)           (1,898)             (297)              12            3,451           3,142
                                 --------           -------           -------           ------          -------          ------
Provision (benefit) for
income taxes                     $ 12,741           $ 3,907           $(1,105)          $4,624          $10,210          $4,481
                                 ========           =======           =======           ======          =======          ======


A tax benefit has been recognized as contributed capital, in the amount of $277,000 for the year ended January 31, 1998, $44,000 for the year ended February 1, 1997 and $98,000 for the year ended July 29, 1995, resulting from additional tax deductions related to vested restricted stock grants and stock options exercised.

A reconciliation between the statutory federal income tax and the effective tax rate follows:


                                                                               Provision (Benefit)
                                                                               -------------------
                                                                                                                     For the
                                                        For the Years Ended             For the Six Months Ended    Year Ended
                                                        -------------------             ------------------------    ----------


                                               Jan. 31,      Feb. 1,        Feb. 3,       Feb. 3,      Jan. 28,      July 29,
                                                 1998         1997            1996          1996         1995          1995
                                                 ----         ----            ----          ----         ----          ----
                                                                          (Unaudited)                 (Unaudited)

Federal income tax rate                           35%           35%           (35)%          35%          35%          35%

State income taxes, net of federal
income tax effect                                  4             4             (4)            4            5            4
Tax rate differential from prior interim
periods                                           --            --             (6)           --           --           --
Other items, net                                   1             1             --            --           --            1
                                                  40%           40%           (45)%          39%          40%          40%
                                                  ==           ===            ===            ==           ==           ==


10.  PROFIT SHARING PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a contributory profit sharing plan that covers all employees that have met certain length-of-service requirements. Contributions to the plan, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. The Company recognized $848,000 and $350,000 in expense during Fiscal 1997 and Fiscal 1996, respectively. No expense was recognized in Transition 1996 or Fiscal 1995.

Effective in August 1994, the Company amended its profit sharing plan to include a 401(k) retirement plan option. Full-time employees who have attained twenty-one years of age and have completed one year of service can contribute up to 15% of their salaries to the plan on a pre-tax basis, subject to IRS limitations. The Company will match up to 3% of the participants' eligible compensation. Total expense for Fiscal 1997 was $394,000 and $319,000 in Fiscal 1996, as compared with $153,000 for Transition 1996.

The Employee Stock Purchase Plan (ESPP), effective on April 1, 1996, covers employees who are at least 20 1/2 years old, have one year of service, and work at least 1,000 hours. Contributions are determined by the employee with a maximum of $1,248 annually with the

Company matching 15% of the investment. These contributions are used to purchase shares of the Company stock at the average market price.

11. STOCK OPTION PLAN AND RESTRICTED STOCK AGREEMENTS

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "Plan"). The Plan provides for the grant of 900,000 incentive or non-qualified options to purchase common stock. On June 3, 1996, the Plan was amended to provide for the grant of an additional 450,000 shares for which options may be granted under the Plan. On May 7, 1997, the Plan was further amended to provide for the grant of an additional 450,000 shares for which options may be granted under the Plan. Additionally, the amendment provided that the maximum number of options which may be granted to one individual may not exceed 600,000 shares. All full-time employees and selected related party consultants to the Company are eligible to receive options which are approved by the Compensation and Stock Option Committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of grant. Directors who are not officers or employees of the Company were previously granted options for 3,750 shares of stock annually at fair value, which vest one year after the date of grant. On September 11, 1996, the Plan was amended to grant 1,500 shares (restated for the January 1998 stock split) of stock at fair value to the members of the Board of Directors who are not officers or employees of the Company on the first trading day of each fiscal quarter of the Company which vest one year after the date of grant and are exercisable for a ten-year period from the date of grant. This provision became effective for the third quarter of Fiscal 1996.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal 1997: risk-free interest rates of 6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of
 .644; weighted-average expected life of the option of 6 years; and an expected forfeiture rate of approximately 13%. Fiscal 1996 and Transition 1996: risk-free interest rates of 5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .7384; weighted-average expected life of the option of 5 years; and an expected forfeiture rate of approximately 15%.

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




For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows :

(In thousands, except earnings per share)                            For the Years Ended
                                                                     -------------------
                                               Jan. 31, 1998             Feb. 1, 1997            Feb. 3, 1996
                                               -------------             ------------            ------------
                                                                                                 (Unaudited)
Pro forma net income (loss)                     $ 19,060                   $ 5,354                $ (1,383)
Pro forma net income (loss)  per share
   Basic                                        $   1.29                   $  0.37                $  (0.09)
   Dilutive                                     $   1.25                   $  0.35                $  (0.09)

Stock options granted prior to August 1, 1995 are specifically excluded from the determination of pro forma net income. As such, future stock options grants will serve to increase the pro forma compensation costs.

A summary of the Company's stock option activity follows:


                                     For the Years Ended
                                    --------------------

                                     January 31, 1998             February 1, 1997
                                     ----------------             ----------------

                                                    Weighted-                    Weighted-
                                                    Average                      Average
                                                    Exercise                     Exercise
                                     Options        Price         Options        Price
                                     -------        -----         -------        -----
Outstanding - beginning of year      947,850        $5.94         533,925        $8.81

Granted
  (Exercise Price equal to Fair
    Value)                           345,000        $7.89         710,925        $6.35

Granted
   (Exercise Price less than Fair
    Value)                                --           --         175,500        $4.50

Exercised (2)                       (147,405)       $6.61         (64,425)       $4.74

Cancelled                            (26,700)       $6.81        (408,075)       $9.97
                                    --------                     --------
Outstanding - end of year (4)      1,118,745        $6.32         947,850        $5.94
                                   =========        =====        ========

Exercisable - end of year (5)        221,475        $4.88         158,145        $5.14

Weighted average fair value of
options granted during the year                     $4.38                        $4.98

                                    For the Six                  For the Year Ended
                                    Months Ended                 ------------------
                                    ------------

                                    February 3, 1996             July 29, 1995
                                    ----------------             -------------

                                                  Weighted-                     Weighted-
                                                  Average                       Average
                                                  Exercise                      Exercise
                                    Options       Price          Options        Price
                                    -------       -----          -------        -----
Outstanding - beginning of year     479,925       $10.65         463,500        $10.67

Granted
  (Exercise Price equal to Fair
    Value)                          163,500        $4.64          29,925        $10.51

Granted
   (Exercise Price less than Fair
    Value)                               --           --              --            --

Exercised (2)                            --           --              --            --

Cancelled                          (109,500)      $10.67         (13,500)       $10.67
                                    -------                     --------
Outstanding - end of year (4)       533,925        $8.81         479,925        $10.65
                                    =======                     ========

Exercisable - end of year (5)       104,085        $9.18          90,000        $10.67

Weighted average fair value of
options granted during the year                    $3.16


(1) Shares granted and cancelled during Fiscal 1996 include 362,175 in options that were repriced to $4.50 on February 5, 1996.
(2) Options exercised during Fiscal 1997 ranged in price from $4.17 - $11.67 with an average of $6.61.
(3) As of January 31, 1998 and February 1, 1997, the Company had 469,425 and 337,725 shares available for grant.
(4) As of January 31, 1998, the exercise price of 959,445 options outstanding ranged between $4.17 and $8.33 with weighted average remaining contractual lives between approximately 8 and 9 years.
(5) As of January 31, 1998, the exercise price of 208,425 options exercisable ranged between $4.17 and $5.17.

The Company maintains a restricted stock plan for compensating certain employees and selected related party consultants. At January 31, 1998, 376,313 shares of restricted stock were outstanding at a grant price of $10.67, with 225,788 shares vested.

For Fiscal 1997,Fiscal 1996 and Transition 1996, the Company recorded $1,214,167, $1,049,710 and $420,150 in compensation expense, respectively, on restricted stock, certain stock options granted during Fiscal 1996 where the exercise price is less than fair value of the underlying stock, and certain options granted to non-employees. For the year ended July 29, 1995, the Company recorded as compensation expense $944,150, which included an early vesting provision of $113,150 for executives no longer employed by the Company. The Company recorded $242,900 as compensation expense for the period April 13, 1994 through July 30, 1994. Assuming no acceleration of vesting, the Company will record $1,106,292 per year in compensation expense during the remaining vesting periods.

12. QUARTERLY FINANCIAL INFORMATION - UNAUDITED


(In thousands, except per share data)                                              Quarters Ended


                                                           May 3,          August 2,        November 1,       January 31,
                                                            1997              1997             1997              1998
                                                            ----              ----             ----              ----
Net sales                                                $ 60,952           $86,159          $104,902          $153,700
Gross profit                                               14,253            25,053            38,654            59,007
Income (loss) before provision for income taxes            (5,996)            1,878            10,339            26,057
Net income (loss)                                          (3,619)            1,120             6,276            15,760
Basic income (loss) per common share (1)                 $  (0.25)          $  0.08          $   0.43          $   1.06
Diluted income (loss) per common share (1)               $  (0.25)          $  0.07          $   0.41          $   1.01


                                                           May 4,          August 3,        November 2,       February 1,
                                                            1996              1996             1996              1997
                                                            ----              ----             ----              ----
Net sales                                                $ 54,396           $70,257           $78,846          $122,905
Gross profit                                               13,610            21,239            25,850            38,057
Income (loss) before provision for income taxes            (4,929)              569             3,535            10,657
Net income (loss)                                          (2,991)              346             2,145             6,425
Basic income (loss) per common share (1)                 $  (0.21)          $  0.02           $  0.15          $   0.44
Diluted income (loss) per common share (1)               $  (0.21)          $  0.02           $  0.14          $   0.43

(1) Net income (loss) per share amounts have been restated to reflect the adoption of FASB 128 and the January 1998 three-for-two stock split.

13. SUBSEQUENT EVENT

On April 13, 1998, the Company's Board of Directors approved a three-for-two stock split to be distributed on May 8, 1998, to shareholders of record on April 24, 1998. This report does not reflect the effect of this stock split since the Company's public release of its Fiscal 1997 financial results preceded the Board of Directors' approval of this transaction. All future reports will include a restatement of share amounts and per share data to reflect the May 1998 stock split.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of January 31, 1998, February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 31, 1998 and February 1, 1997, the six-month period ended February 3, 1996 and the year ended July 29, 1995. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 31, 1998, February 1, 1997 and February 3, 1996 and the consolidated results of its operations and its cash flows for the years ended January 31, 1998 and February 1, 1997, the six-month period ended February 3, 1996, and the year ended July 29, 1995, in conformity with generally accepted accounting principles.

                                                           Ernst & Young LLP

Pittsburgh, Pennsylvania
March 3, 1998,
except for Note 13, as to which the date is April 14, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions "Nominees For Election As Directors", "Information Concerning Board of Directors" and "Executive Officers" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 3, 1998, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 3, 1998 under the captions "Executive Officer Compensation", "Option/SAR Grants in Last Fiscal Year", and "Aggregated Option Exercises and Fiscal Year-End Option Value" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 3, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 3, 1998, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of the Company, included in the Annual Report of the Company to its shareholders for the period ended January 31, 1998, are included in Item 8:

               Consolidated Balance Sheets as of January 31, 1998, February 1, 1997, and February 3, 1996

               Consolidated Statements of Operations for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 (unaudited), the six month periods ended February 3, 1996 and January 28, 1995 (unaudited) and for the year ended July 29, 1995

               Consolidated Statements of Stockholders' Equity for the years ended January 31, 1998 and February 1, 1997, the six month period ended February 3, 1996, and for the year ended July 29, 1995

               Consolidated Statements of Cash Flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 (unaudited), the six month periods ended February 3, 1996 and January 28, 1995 (unaudited) and for the year ended July 29, 1995

               Notes to the Consolidated Financial Statements

(a)(2) No financial statement schedules for the Company are supplied because of the absence of the conditions under which they are required.

(a)(3)   Exhibits:


Exhibit                                                                                           Exhibit Index
  No.                                                                                                Page No.
  ---                                                                                                --------

2.1  Exchange Agreement, dated as of January 2, 1994, among the       Previously filed as Exhibit 2 to Registration Statement on
     Registrant, Retail Ventures, Inc., Natco Industries, Inc.,       Form S-1 (file no. 33-75294) filed February 14, 1994, as
     Peatro Corporation and Sam Forman.                               amended, and incorporated herein by reference.

2.2  First Amendment to Exchange Agreement, dated as of               Previously filed as Exhibit 2.1 to Registration Statement on
     February 14, 1994.                                               Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                      amended, and incorporated herein by reference.

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

3.3  Agreement and Plan of Merger, dated as of February 10,           Previously filed as Exhibit 3.4 to Registration Statement on
     1994, between the Registrant and Peatro Corporation.             Form S-1 (file no. 33-75294) filed February 14, 1994, as
                                                                      amended, and incorporated herein by reference.

4.1  Articles Fourth, Fifth, Sixth, Seventh, Eighth, Ninth and        Previously filed as Exhibit 4.1 to Form 10-Q for the quarter
     Tenth of the Registrant's Articles of Incorporation (contained   ended April 30, 1994.
     as an exhibit to the Agreement and Plan of Merger filed as
     Exhibit 3.3)

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

10.5           Form of the Registrant's 1994 Stock Option Plan.        Previously filed as Exhibit 4(a) to Registration Statement on
                                                                       Form S-8 (file no. 33-79358) filed May 25, 1994, as amended on Form S-8 (file no. 33-12643) filed September 25, 1996
                                                                       and incorporated herein by reference and Form S-8 (file no.
                                                                       33-44759) filed January 22, 1998.

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

10.8           Merchandise Royalty Agreement                           Previously filed as Exhibit 10.8 to Form 10-K for the year ended July 29, 1995.

10.9           Employee Stock Purchase Plan                            Previously filed on April 5, 1996 on Form S-8
                                                                       (file no. 33-33278)

10.10          Purchase Agreement  re: Prophecy Acquisition.           Previously filed as Exhibit 10.10 to Form 10-Q for the
                                                                       quarterly period ended May 3, 1997.

10.11          Loan and Security Agreement with Azteca Production      Previously filed as Exhibit 10.11 to Form 10-Q for the
               International, Inc.                                     quarterly period ended August 2, 1997.

10.12          First Amendment to Loan with Azteca Production          Previously filed as Exhibit 10.12 to Form 10-Q for the
               International, Inc.                                     quarterly period ended November 1, 1997.

21             Subsidiaries

23.1           Consent of Ernst & Young LLP.

24             Power of Attorney

27- 27.9       Financial Data Schedules


(b)   Reports on Form 8-K

      None

(c)   Exhibits

      The exhibits to this report begin on page 42.

(d)   Financial Statement Schedules

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICAN EAGLE OUTFITTERS, INC.
                                                By:            *
                                                  ------------------------------
                                                  Jay L. Schottenstein, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                                       Title                                    Date

 /s/ JAY L. SCHOTTENSTEIN
----------------------------------
 Jay L. Schottenstein                       Chairman of the Board and Chief Executive Officer
 (Principal Executive Officer)

 /s/ GEORGE KOLBER
----------------------------------
George Kolber                               Vice Chairman and Chief Operating Officer

 /s/ LAURA A. WEIL
----------------------------------
Laura A. Weil                               Executive Vice President and Chief Financial Officer

 /s/ DALE E. CLIFTON
----------------------------------
Dale E. Clifton                             Vice President, Controller, and Chief Accounting Officer

/s/ SAUL SCHOTTENSTEIN
----------------------------------
Saul Schottenstein                          Vice Chairman

 /s/ ARI DESHE
----------------------------------
Ari Deshe                                   Director

/s/ JON P. DIAMOND
----------------------------------
Jon P. Diamond                              Director

/s/ MARTIN P. DOOLAN
----------------------------------
Martin P. Doolan                            Director

 /s/ GILBERT W. HARRISON
----------------------------------
Gilbert W. Harrison                         Director

 /s/ MICHAEL G. JESSELSON
----------------------------------
Michael G. Jesselson                        Director

 /s/ THOMAS R. KETTELER
----------------------------------
Thomas R. Ketteler                          Director

 /s/ John L. Marakas
----------------------------------
John L. Marakas                             Director

 /s/ DAVID W. THOMPSON
----------------------------------
David W. Thompson                           Director

 GERALD E. WEDREN
----------------------------------
Gerald E. Wedren                            Director


*By:     /s/ LAURA A. WEIL
         ----------------------------------
          Laura A. Weil, Attorney-in-Fact