Form 10-Q
period 1998-05-02
AMERICAN EAGLE OUTFITTERS INC
filed 1998-06-12
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998

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

                                 (724) 776-4857
              (Registrant's telephone number, including area code)

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

COMMON STOCK, NO PAR VALUE, 23,016,742 SHARES OUTSTANDING AS OF MAY 21, 1998

                                 AMERICAN EAGLE OUTFITTERS, INC.
                                 -------------------------------
                                        TABLE OF CONTENTS
                                        -----------------
PART I.      FINANCIAL INFORMATION                                                     PAGE NO.
             ---------------------                                                     --------
Item 1.    Financial Statements
           Consolidated Balance Sheets
               May 2, 1998 (unaudited) and January 31, 1998                              3
           Consolidated Statements of Operations (unaudited)
               Three months ended May 2, 1998 and May 3, 1997                            4
           Consolidated Statements of Cash Flows (unaudited)
               Three months ended May 2, 1998 and May 3, 1997                            5
           Notes to Consolidated Financial Statements                                    6-8
           Review By Independent Accountants                                             9
           Independent Accountants' Review Report                                        9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         10-12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    N/A

PART II.     OTHER INFORMATION
             -----------------

Item 1.    Legal Proceedings                                                             13

Item 2.    Changes in Securities                                                         N/A

Item 3.    Defaults Upon Senior Securities                                               N/A

Item 4.    Submission of Matters to a Vote of Security Holders                           13

Item 5.    Other Information                                                             N/A

Item 6.    Exhibits and Reports on Form 8-K                                              13

Signatures                                                                               14

Exhibit 23      Acknowledgment of Independent Accountants                                15

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                    AMERICAN EAGLE OUTFITTERS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                 (In thousands)                             May 2,        January 31,
ASSETS                                                                       1998            1998
                                                                             ----            ----
Current assets:                                                           (Unaudited)
   Cash and cash equivalents                                               $ 44,274        $ 48,359
   Merchandise inventory                                                     41,366          36,278
   Accounts and note receivable, including related party                      5,771           7,647
   Prepaid expenses and other                                                 6,142           5,388
   Deferred income taxes                                                      5,851           4,801
                                                                           --------        --------
Total current assets                                                        103,404         102,473
                                                                           --------        --------
Fixed assets:
   Fixtures and equipment                                                    28,530          25,842
   Leasehold improvements                                                    40,046          35,978
                                                                           --------        --------
                                                                             68,576          61,820
   Less: Accumulated depreciation and amortization                           27,163          23,273
                                                                           --------        --------
                                                                             41,413          38,547
                                                                           --------        --------

Other assets                                                                  4,968           3,775
                                                                           --------        --------
Total assets                                                               $149,785        $144,795
                                                                           ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $ 23,989        $ 24,606
   Accrued compensation and payroll taxes                                     9,635           9,227
   Accrued rent                                                               9,095           7,909
   Accrued income and other taxes                                             4,098           8,738
   Other liabilities and accrued expenses                                     4,159           3,507
                                                                           --------        --------
Total current liabilities                                                    50,976          53,987
                                                                           --------        --------
Shareholders' equity:
   Common stock, 30,000,000 shares authorized, 22,700,092
       shares issued (22,997,842 shares outstanding at May 2, 1998)          54,325          53,837
   Contributed capital                                                        6,241           4,832
   Retained earnings                                                         41,561          35,756
                                                                           --------        --------
                                                                            102,127          94,425
Less:  Deferred compensation                                                  2,362           1,992
           Treasury stock, 297,750 shares                                       956           1,625
                                                                           --------        --------
Total shareholders' equity                                                   98,809          90,808
                                                                           --------        --------
Total liabilities and shareholders' equity                                 $149,785        $144,795
                                                                           ========        ========

                 See Notes to Consolidated Financial Statements

                          AMERICAN EAGLE OUTFITTERS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)
                                                             Three Months Ended
                                                             ------------------
                                                            May 2,         May 3,
                                                             1998           1997
                                                             ----           ----
Net sales                                                   $99,694        $60,952
Cost of sales, including certain buying, occupancy
    and warehousing expenses                                 62,477         46,699
                                                            -------        -------
Gross profit                                                 37,217         14,253
   Selling, general and administrative expenses              26,223         18,910

   Depreciation and amortization                              1,975          1,669
                                                            -------        -------
Operating income (loss)                                       9,019         (6,326)
Interest income, net                                            542            330
                                                            -------        -------
Income (loss) before income taxes                             9,561         (5,996)
Provision (benefit) for income taxes                          3,756         (2,377)
                                                            -------        -------
Net income (loss)                                           $ 5,805        $(3,619)
                                                            =======        =======

Basic income (loss) per common share                        $  0.26        $ (0.16)
                                                            =======        =======
Diluted income (loss) per common share                      $  0.24        $ (0.16)
                                                            =======        =======
Weighted average common shares outstanding - basic           22,417         21,983
                                                            =======        =======
Weighted average common shares outstanding - diluted         23,705         21,983
                                                            =======        =======

Retained earnings, beginning                                $35,756        $17,119
Net income (loss)                                             5,805         (3,619)
                                                            -------        -------
Retained earnings, ending                                   $41,561        $13,500
                                                            =======        =======

                 See Notes to Consolidated Financial Statements

                             AMERICAN EAGLE OUTFITTERS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH
                                      (In thousands)
                                       (Unaudited)
                                                                 Three Months Ended

                                                               May 2,           May 3,
                                                                1998             1997
                                                                ----             ----
Net income (loss)                                             $  5,805         $ (3,619)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Depreciation and amortization                                 1,975            1,669
   Loss on impairment and write-off of fixed assets                675              401
   Restricted stock compensation                                 1,514              262
   Deferred income taxes                                        (2,427)             (45)
CHANGES IN ASSETS AND LIABILITIES:
   Merchandise inventory                                        (5,088)          (8,369)
   Accounts and note receivable                                  1,440            1,782
   Prepaid expenses and other                                     (778)            (523)
   Accounts payable                                               (356)          (2,066)
   Accrued liabilities                                          (1,964)          (5,725)
                                                              --------         --------
      Total adjustments                                         (5,009)         (12,614)
                                                              --------         --------
Net cash provided by (used for) operating activities               796          (16,233)
                                                              --------         --------
INVESTING ACTIVITIES:
Capital expenditures                                            (5,568)          (3,845)
                                                              --------         --------

Net cash used for investing activities                          (5,568)          (3,845)
                                                              --------         --------
FINANCING ACTIVITIES:
Net proceeds from stock options exercised                          677               13
                                                              --------         --------
Net cash provided by financing activities                          677               13
                                                              --------         --------
Net decrease in cash                                            (4,085)         (20,065)
Cash - beginning of period                                      48,359           34,326
                                                              --------         --------
Cash - end of period                                          $ 44,274         $ 14,261
                                                              ========         ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at May 2, 1998 and for the three month periods ended May 2, 1998 (the "current period") and May 3, 1997 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 1998 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 1997 Annual Report.

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

STOCK SPLIT

On April 13, 1998, the Company's Board of Directors approved a three-for-two stock split to be distributed on May 8, 1998, to shareholders of record on April 24, 1998. Accordingly, all share amounts and per share data have been restated to reflect the stock split.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FASB 128), which was adopted for Fiscal 1997. Earnings per share amounts for all periods have been restated to give effect to the application of FASB 128. The effect of the restatement on earnings per share for the restated periods is immaterial.

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                         Three Months Ended

                                                      May 2, 1998   May 3, 1997
                                                      -----------   -----------
Net income (loss) used in basic EPS                     $ 5,805       $(3,619)
                                                        =======       =======
Weighted average number of common shares used in
basic EPS                                                22,417        21,983

Effect of dilutive stock options and nonvested
restricted stock                                          1,288            --
                                                        -------       -------
Weighted average number of common shares and
dilutive potential common stock used in diluted EPS      23,705        21,983
                                                        =======       =======


RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the May 2, 1998 presentation.

3.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the three months ended May 2, 1998 or May 3, 1997. Income tax payments were $8.5 million and $2.4 million during the three months ended May 2, 1998 and May 3, 1997, respectively.

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

During Fiscal 1997, the Company provided a short-term loan in the amount of $3.0 million to Azteca Production International, a related party vendor. The terms of the note include annual interest at 7% plus a margin defined as the difference between 8.5% and National City Bank's prime lending rate. The loan was paid off in April 1998. The note receivable outstanding balance at January 31, 1998 was approximately $1.3 million.

Related party amounts follow:

  (In thousands)

                                       Three Months Ended
                                       ------------------

                                      May 2,         May 3,
                                       1998           1997
                                       ----           ----
Merchandise purchases plus
import administrative charges        $15,049        $12,377

Accounts payable                     $ 6,837        $ 5,985

Accounts and notes receivable        $ 2,742        $   138

Rent expense                         $   387        $   387

Merchandise sales                    $ 2,643        $   305

The Company provided loans to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1998. As of May 2, 1998, the outstanding value of these loans approximated $1,000,000. There was no balance outstanding as of January 31, 1998.

5.   ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:


                                                  May 2,      January 31,
                                                   1998          1998
                                                   ----          ----
Accounts receivable - landlord                    $  847        $1,518
Related party accounts and note receivable         2,742         3,755
Accounts receivable - other                        2,182         2,374
                                                  ------        ------
Total                                             $5,771        $7,647
                                                  ======        ======

6.   INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the preparation of the accompanying Consolidated Financial Statements. For the three months ended May 2, 1998 and May 3, 1997, the effective tax rate used to provide income tax amounts approximated 39%.

7.   LEASE COMMITMENTS

The Company is contingently liable for the rental payments totaling approximately $5.0 million for certain outlet stores which were sold in October 1995.

8.   LEGAL PROCEEDINGS

The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such litigation to have a material adverse effect on the Company's results of operations or financial condition.

                        REVIEW BY INDEPENDENT ACCOUNTANTS


Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the quarters ended May 2, 1998 and May 3, 1997, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of May 2, 1998, and the related consolidated statements of operations for the three-month periods ended May 2, 1998 and May 3, 1997 and the consolidated statements of cash flows for the three-month periods ended May 2, 1998 and May 3, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 1998, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 3, 1998 (except for Note 13, as to which the date is April 14, 1998) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Pittsburgh, Pennsylvania
May 20, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                       Three months ended
                                                       ------------------

                                                      May 2,        May 3,
                                                       1998          1997
                                                       ----          ----
Net sales                                             100.0%        100.0%
Cost of sales, including certain buying,
occupancy and warehousing expenses                     62.7          76.7
                                                      -----         -----

Gross profit                                           37.3          23.3
Selling, general and administrative expenses           26.3          31.0

Depreciation and amortization                           2.0           2.7
                                                      -----         -----
Operating income (loss)                                 9.0         (10.4)
Interest income, net                                    0.5           0.5
                                                      -----         -----
Income (loss) before income taxes                       9.5          (9.9)
Provision (benefit) for income taxes                    3.7          (3.9)
                                                      -----         -----
Net income (loss)                                       5.8%         (6.0)%
                                                      =====         =====


COMPARISON OF THREE MONTHS ENDED MAY 2, 1998 TO THE THREE MONTHS ENDED MAY 3,
1997

Net sales for the three months ended May 2, 1998 (the "current period") increased 63.6% to $99.7 million from $61.0 million for the three months ended May 3, 1997 (the "prior period"). The increase in net sales resulted primarily from increases of $30.8 million or 52.4% from comparable store sales and $8.1 million from non-comparable stores sales. The total increase in net sales resulted primarily from an increase in units sold rather than from an increase in prices. The Company operated 336 stores at the end of the current period compared to 312 stores operated at the end of the prior period.

Gross profit for the current period increased to $37.2 million from $14.3 million for the prior period. Gross profit as a percent of net sales for the current period increased to 37.3% from 23.3% for the prior period. This increase was attributable to a 7.0% increase in merchandise margins as well as a 7.0% improvement in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The increase in merchandise margins resulted primarily from decreased markdowns as a percent of sales.

Selling, general and administrative expenses for the current period increased to $26.2 million from $18.9 million for the prior period. As a percent of net sales, these expenses decreased to 26.3% from 31.0% for the prior period. The increase of $7.3 million included $1.8 million to support the new stores that were opened since the first quarter last year, as well as an increase of $0.9 million in advertising costs related to direct mail costs, advertising to enhance brand imaging, and costs related to the Company's web site. Also included were $2.9 million of increased salary and benefit costs incurred as a result of the favorable sales and earnings performance, in addition to increased professional fees of $0.4 million. The remaining increase resulted from additional costs incurred to support the increased sales volumes.

Depreciation and amortization expense for the current period increased to $2.0 million from $1.7 million for the prior period and represented 2.0% of sales in the current period as compared to 2.7% of sales in the prior period.

Interest income for the current period increased to $0.5 million from $0.3 million for the prior period because of higher cash reserves available for investment. No borrowings were required under the terms of the Company's line of credit during the current period.

Income before income taxes for the current period increased to $9.6 million from a ($6.0) million loss before income taxes for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 9.5% from a (9.9%) loss for the prior period. The increase in income before income taxes as a percent of sales was attributable to a 7.0% increase in merchandise margins, a 7.0% improvement in the leveraging of store occupancy and warehousing expenses, a 4.7% improvement in selling, general, and administrative expenses, and a decrease of 0.7% in depreciation costs as a percent of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash in the current period was cash flow provided by operating activities. The primary use of cash in the current period was cash flow used by operating activities, primarily to support inventory increases of $4.4 million for anticipated sales and new store growth. Additionally, the Company used cash of $5.6 million for capital expenditures. The Company had working capital of $52.4 million and $28.7 million at May 2, 1998 and May 3, 1997, respectively.

At May 2, 1998, the Company had an unsecured demand lending arrangement with a bank to provide a $60.0 million line of credit at either the lender's prime lending rate (8.50% at May 2, 1998) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. Cash generated from operations in prior periods was sufficient enough to finance operations so that no borrowings were required against the line during the current period. Letters of credit in the amount of $52.1 million were outstanding at May 2, 1998 and the remaining balance on the line was $7.9 million at May 2, 1998.

Capital expenditures, net of construction allowances, totaled $5.6 million for the three months ended May 2, 1998. These expenditures included the addition of four new stores and eight remodeled locations totaling approximately $2.9 million, the expansion and upgrade of distribution center facilities totaling approximately $2.0 million, the purchase of information systems hardware, software, and licenses totaling approximately $0.3 million, and other expenditures totaling $0.4 million.

The Company is currently planning to open approximately 46 stores during the remainder of the fiscal year. Additionally, the Company has selected approximately 7 locations to upgrade to its newest store design during the remainder of the fiscal year. These locations were selected based upon criteria such as historical sales performance and lease terms. These forward-looking statements will be influenced by factors including the Company's financial position, consumer spending, and the number of acceptable mall store leases that may become available. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through Fiscal 1998.

SEASONALITY

The Company experiences seasonal fluctuations in its net sales and net income, with a disproportionate amount of net sales and a majority of its net income typically realized in the fourth quarter. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holiday seasons and new store openings, the net sales contributed by new stores, merchandise mix, and the timing and level of markdowns.

IMPACT OF INFLATION

The Company does not believe that the relatively modest levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability. Substantial increases in cost, however, could have a significant impact on the Company and the industry in the future.

IMPACT OF YEAR 2000

Management has developed a comprehensive plan designed to enable its computer information systems to properly process transactions in the Year 2000 and beyond. The project team began working on the plan in Fiscal 1997 and expects to complete the project by July 1999. The Company is currently communicating with its significant suppliers and business partners to determine to what extent they are addressing their own Year 2000 issues. The failure of the Company or any of its significant suppliers or business partners to properly address Year 2000 issues could potentially adversely affect the Company's business and financial performance.

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of 46 stores during the remainder of Fiscal 1998; the selection of 7 stores for remodeling during the remainder of Fiscal 1998; the completion of modifications to computer systems to enable the processing of transactions in the Year 2000 and beyond; and sufficiency of cash flows and line of credit facilities to meet Fiscal 1998 cash requirements. The Company cautions that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following: decline in demand for the merchandise offered by the Company; the ability to obtain suitable sites for new stores at acceptable costs; the retention, hiring and training of qualified personnel; the integration of new stores into existing operations; the expansion of buying and inventory capabilities; the availability of capital; the ability of the Company to anticipate and respond to changing consumer preferences and fashion trends in a timely manner; the effect of economic conditions; and the effect of competitive pressures from other retailers. Results actually achieved may differ materially from expected results in these statements.

Historically, the Company's operations have been seasonal, with a disproportionate amount of net sales and a majority of net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. As a result of this seasonality, any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations for the entire year. The Company's quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In a complaint filed on June 2, 1998 in the action styled, Abercrombie & Fitch Stores, Inc. v. American Eagle Outfitters, Inc., Civil Action No. C2-98-569, in the United States District Court, Southern District of Ohio, Eastern Division, Abercrombie & Fitch alleges that the Company infringes Abercrombie & Fitch's trade dress. The Company believes the allegations in the complaint are without merit and the Company will vigorously defend its rights.

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The Company held its 1998 Annual Meeting of Shareholders on June 3, 1998. Holders of 18,488,823 Common Shares of the Company were present representing approximately 81% of the Company's 22,662,567 Common Shares issued and outstanding.

        (b) and (c) The following persons were elected as members of the
                    Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                         Name                     Votes For       Votes Withheld
                         ----                     ---------       --------------

                         Ari Deshe                18,449,169          39,654

                         Jon P. Diamond           18,449,169          39,654

                         Martin P. Doolan         18,449,289          39,534

                         Gilbert W. Harrison      18,482,694           6,129

                         Michael G. Jesselson     18,483,054           5,769

                         Thomas R. Ketteler       18,449,529          39,294

                         George Kolber            18,449,541          39,282

                         John L. Marakas          18,483,054           5,769

                         Jay L. Schottenstein     18,449,541          39,282

                         Saul Schottenstein       18,449,421          39,402

                         David W. Thompson        18,483,054           5,769

                         Gerald E. Wedren         18,482,934           5,889

        The proposal to approve the Company's Management Incentive Plan described in the Proxy Statement passed with 18,787,523 votes For, 101,174 votes Against and 9,627 votes withheld.

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

Dated June 11, 1998


                                             American Eagle Outfitters, Inc.
                                             (Registrant)

                                             /s/ Laura A. Weil
                                             ------------------------------
                                             Laura A. Weil
                                             Executive Vice President and
                                             Chief Financial Officer


                                             /s/ Dale E. Clifton
                                             ------------------------------
                                             Dale E. Clifton
                                             Vice President, Controller and
                                             Chief Accounting Officer