Form 10-Q/A
period 1998-05-02
AMERICAN EAGLE OUTFITTERS INC
filed 1998-06-15
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1


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
                                       (Unaudited)
                                                                 Three Months Ended

                                                               May 2,           May 3,
                                                                1998             1997
                                                                ----             ----
Net income (loss)                                             $  5,805         $ (3,619)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Depreciation and amortization                                 1,975            1,669
   Loss on impairment and write-off of fixed assets                675              401
   Restricted stock compensation                                 1,514              262
   Deferred income taxes                                        (2,427)             (45)
CHANGES IN ASSETS AND LIABILITIES:
   Merchandise inventory                                        (5,088)          (8,369)
   Accounts and note receivable                                  1,440            1,782
   Prepaid expenses and other                                     (778)            (523)
   Accounts payable                                               (356)          (2,066)
   Accrued liabilities                                          (1,964)          (5,725)
                                                              --------         --------
      Total adjustments                                         (5,009)         (12,614)
                                                              --------         --------
Net cash provided by (used for) operating activities               796          (16,233)
                                                              --------         --------
INVESTING ACTIVITIES:
Capital expenditures                                            (5,558)          (3,845)
                                                              --------         --------

Net cash used for investing activities                          (5,558)          (3,845)
                                                              --------         --------
FINANCING ACTIVITIES:
Net proceeds from stock options exercised                          677               13
                                                              --------         --------
Net cash provided by financing activities                          677               13
                                                              --------         --------
Net decrease in cash                                            (4,085)         (20,065)
Cash - beginning of period                                      48,359           34,326
                                                              --------         --------
Cash - end of period                                          $ 44,274         $ 14,261
                                                              ========         ========

                 See Notes to Consolidated Financial Statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 15, 1998


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