Form 10-Q
period 1998-08-01
AMERICAN EAGLE OUTFITTERS INC
filed 1998-09-15
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

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

COMMON STOCK, NO PAR VALUE, 22,841,925 SHARES OUTSTANDING AS OF SEPTEMBER 9,
1998

                         AMERICAN EAGLE OUTFITTERS, INC.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------



PART I.      FINANCIAL INFORMATION                                                                    PAGE NO.
             ---------------------                                                                    --------
Item 1.    Financial Statements
           Consolidated Balance Sheets
               August 1, 1998 (unaudited) and January 31, 1998                                            3
           Consolidated Statements of Operations (unaudited)
               Three months and six months ended August 1, 1998 and August 2, 1997                        4
           Consolidated Statements of Cash Flows (unaudited)
               Six months ended August 1, 1998 and August 2, 1997                                         5
           Notes to Consolidated Financial Statements                                                     6-8
           Review By Independent Accountants                                                              9
           Independent Accountants' Review Report                                                         9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                          10-12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                     N/A

PART II.     OTHER INFORMATION
             -----------------

Item 1.    Legal Proceedings                                                                              13

Item 2.    Changes in Securities                                                                          N/A

Item 3.    Defaults Upon Senior Securities                                                                N/A

Item 4.    Submission of Matters to a Vote of Security Holders                                            13

Item 5.    Other Information                                                                              N/A

Item 6.    Exhibits and Reports on Form 8-K                                                               13

Signatures                                                                                                14

Exhibit 23      Acknowledgment of Independent Accountants                                                 15

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
                         AMERICAN EAGLE OUTFITTERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                (In thousands)                August 1,     January 31,
ASSETS                                                          1998           1998
                                                                -----          -----

Current assets:                                             (Unaudited)
   Cash and cash equivalents                                   $ 36,266      $ 48,359
   Merchandise inventory                                         54,322        36,278
   Accounts and note receivable, including related party          5,153         7,647
   Prepaid expenses and other                                     6,812         5,388
   Deferred income taxes                                          7,271         4,801
                                                               --------      --------
Total current assets                                            109,824       102,473
                                                               --------      --------
Fixed assets:
   Fixtures and equipment                                        32,017        25,842
   Leasehold improvements                                        40,170        35,978
                                                               --------      --------
                                                                 72,187        61,820
   Less: Accumulated depreciation and amortization               26,646        23,273
                                                               --------      --------
                                                                 45,541        38,547
                                                               --------      --------

Other assets                                                      4,355         3,775
                                                               --------      --------
Total assets                                                   $159,720      $144,795
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 24,007      $ 24,606
   Accrued compensation and payroll taxes                        10,625         9,227
   Accrued rent                                                  10,041         7,909
   Accrued income and other taxes                                 1,134         8,738
   Other liabilities and accrued expenses                         4,517         3,507
                                                               --------      --------
Total current liabilities                                        50,324        53,987
                                                               --------      --------
Shareholders' equity:
   Common stock, 30,000,000 shares authorized,
       shares issued (22,832,925 and 22,624,088 shares
       outstanding,  respectively)                               54,840        53,837
   Contributed capital                                            6,441         4,832
   Retained earnings                                             51,114        35,756
                                                               --------      --------
                                                                112,395        94,425
Less:  Deferred compensation                                      2,397         1,992
           Treasury stock, 254,000 shares and 301,500
              shares, respectively                                  602         1,625
                                                               --------      --------
Total shareholders' equity                                      109,396        90,808
                                                               --------      --------
Stockholders' equityt
Total liabilities and shareholders' equity                     $159,720      $144,795
                                                               ========      ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                             Three Months Ended             Six Months Ended
                                                             ------------------             ----------------

                                                           August 1,     August 2,       August 1,      August 2,
                                                             1998          1997            1998           1997
                                                             ----          ----            ----           ----

Net sales                                                 $ 125,731      $  86,159       $ 225,425      $ 147,111
Cost of sales, including certain buying, occupancy
    and warehousing expenses                                 76,668         61,106         139,145        107,805
                                                          ---------      ---------       ---------      ---------
Gross profit                                                 49,063         25,053          86,280         39,306
   Selling, general and administrative expenses              31,782         21,473          58,005         40,383
   Depreciation and amortization                              2,084          1,771           4,059          3,440
                                                          ---------      ---------       ---------      ---------
Operating income (loss)                                      15,197          1,809          24,216         (4,517)
Interest income, net                                            541             69           1,083            399
                                                          ---------      ---------       ---------      ---------
Income (loss) before income taxes                            15,738          1,878          25,299         (4,118)
Provision (benefit) for income taxes                          6,185            758           9,941         (1,619)
                                                          ---------      ---------       ---------      ---------
Net income (loss)                                         $   9,553      $   1,120       $  15,358      $  (2,499)
                                                          =========      =========       =========      =========

Basic income (loss) per common share                      $    0.42      $    0.05       $    0.68      $   (0.11)
                                                          =========      =========       =========      =========
Diluted income (loss) per common share                    $    0.40      $    0.05       $    0.64      $   (0.11)
                                                          =========      =========       =========      =========
Weighted average common shares outstanding - basic           22,621         22,074          22,519         22,028
                                                          =========      =========       =========      =========
Weighted average common shares outstanding - diluted         24,056         22,600          23,882         22,028
                                                          =========      =========       =========      =========

Retained earnings, beginning                              $  41,561      $  13,500       $  35,756      $  17,119
Net income (loss)                                             9,553          1,120          15,358         (2,499)
Acquisition of Prophecy, Ltd.                                     -         (2,251)              -         (2,251)
                                                          ---------      ---------       ---------      ---------
Retained earnings, ending                                 $  51,114      $  12,369       $  51,114      $  12,369
                                                          =========      =========       =========      =========


                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Six Months Ended
                                                               ----------------
                                                            August 1,      August 2,
                                                              1998           1997
                                                              ----           ----
Net income (loss)                                           $ 15,358       $ (2,499)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Depreciation and amortization                               4,059          3,440
   Loss on impairment and write-off of fixed assets            1,118            757
   Restricted stock compensation                               1,833            434
   Deferred income taxes                                      (3,576)         1,434
CHANGES IN ASSETS AND LIABILITIES:
   Merchandise inventory                                     (18,044)       (14,366)
   Accounts and note receivable                                2,238         (4,109)
   Prepaid expenses and other                                 (1,364)        (1,422)
   Accounts payable                                             (264)          (467)
   Accrued liabilities                                        (2,634)        (5,148)
                                                            --------       --------
      Total adjustments                                      (16,634)       (19,447)
                                                            --------       --------
Net cash used for operating activities                        (1,276)       (21,946)
                                                            --------       --------
INVESTING ACTIVITIES:
Capital expenditures                                         (12,215)        (7,115)

Investment in Prophecy, Ltd.                                       -           (900)
                                                            --------       --------

Net cash used for investing activities                       (12,215)        (8,015)
                                                            --------       --------
FINANCING ACTIVITIES:
Net proceeds from stock options exercised                      1,398             21
                                                            --------       --------
Net cash provided by financing activities                      1,398             21
                                                            --------       --------
Net decrease in cash                                         (12,093)       (29,940)
Cash - beginning of period                                    48,359         34,326
                                                            --------       --------
Cash - end of period                                        $ 36,266       $  4,386
                                                            ========       ========



                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at August 1, 1998 and for the three and six month periods ended August 1, 1998 (the "current period") and August 2, 1997 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 1998 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

RECENT FASB PRONOUNCEMENTS

FASB 130 Reporting Comprehensive Income

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This standard is effective for the Company's Fiscal 1998 annual report, however, it is not believed to have any impact on financial statement disclosures.

FASB 131 Disclosures about Segments of an Enterprise

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise", which establishes standards for the disclosure of selected information about reportable segments, disclosures about product and services, geographic areas, and major customers in financial statements. This standard is effective for the Company's Fiscal 1998 annual report, however, it is not believed to have any impact on financial statement disclosures.

FASB 132 Disclosures about Pensions and Other Postretirement Benefits

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, "Disclosures about Pensions and Other Postretirement Benefits", which establishes standards for the disclosure requirements for pensions and other postretirement benefits. This standard is effective for the Company's Fiscal 1998 annual report, however, the Company does not maintain any postretirement benefit plans, therefore, this statement is not believed to have any impact on financial statement disclosures.

FASB 133 Accounting for Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for

Derivative Instruments and Hedging Activities" which establishes standards for the recognition and measurement of derivatives and hedging activities. This standard is effective for the Company's Fiscal 2000 annual report, however, the Company is not engaging in these types of investment activities, therefore, this statement is not believed to have any impact on financial statement disclosures.

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


                                                           Three Months Ended           Six Months Ended
                                                           ------------------           ----------------

                                                         August 1,     August 2,     August 1,     August 2,
                                                           1998           1997         1998          1997
                                                           ----           ----         ----          ----

Net income (loss)                                        $  9,553      $  1,120      $ 15,358      ($ 2,499)
                                                         ========      ========      ========      ========
Weighted average number of common shares used in
 basic EPS                                                 22,621        22,074        22,519        22,028
Effect of dilutive stock options and nonvested
restricted stock                                            1,435           526         1,363             -
                                                         --------      --------      --------      --------
Weighted average number of common shares and
dilutive potential common stock used in diluted EPS        24,056        22,600        23,882        22,028
                                                         ========      ========      ========      ========



RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the August 1, 1998 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the three or six months ended August 1, 1998 or August 2, 1997. Income tax payments were $18.7 million and $2.4 million during the six months ended August 1, 1998 and August 2, 1997, respectively.

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

During Fiscal 1997, the Company provided a short-term loan in the amount of $3.0 million to Azteca Production International, a related party vendor. The terms of the note included annual interest at 7% plus a margin defined as the difference between 8.5% and National City Bank's prime lending rate. The loan was paid off in April 1998. The note receivable outstanding balance at January 31, 1998 was approximately $1.3 million.

Related party amounts follow:

  (In thousands)

                                    Three Months Ended         Six Months Ended
                                    ------------------         ----------------

                                   August 1,    August 2,    August 1,    August 2,
                                     1998         1997         1998         1997
                                     ----         -----        ----         -----
Merchandise purchases plus
 import administrative charges      $20,277      $18,870      $35,326      $31,247
Accounts payable                    $ 9,616      $11,041      $ 9,616      $11,041
Accounts and notes receivable       $ 1,119      $ 5,740      $ 1,119      $ 5,740
Rent expense                        $   387      $   387      $   774      $   788
Merchandise sales                   $     -      $ 3,967      $ 2,534      $ 4,272

The Company provided loans to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1998. As of August 1, 1998, the outstanding value of these loans approximated $843,000. There was no balance outstanding as of January 31, 1998.

5.  ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:


                                                          August 1,         January 31,
                                                            1998               1998
                                                            ----               ----
Accounts receivable - landlord                          $      2,536        $   1,518
Related party accounts and note receivable                     1,119            3,755
Accounts receivable - other                                    1,498            2,374
                                                        ------------        ---------
Total                                                   $      5,153        $   7,647
                                                        ============        =========

6.  INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the preparation of the accompanying Consolidated Financial Statements. For the six months ended August 1, 1998 and August 2, 1997, the effective tax rate used to provide income tax amounts approximated 39%.

7.  LEASE COMMITMENTS

The Company is contingently liable for the rental payments totaling approximately $4.4 million for certain outlet stores which were sold in October 1995.

8.  LEGAL PROCEEDINGS

The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such litigation to have a material adverse effect on the Company's results of operations or financial condition.

                        REVIEW BY INDEPENDENT ACCOUNTANTS


Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and six month periods ended August 1, 1998 and August 2, 1997, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of August 1, 1998, and the related consolidated statements of operations for the three-month and six-month periods ended August 1, 1998 and August 2, 1997 and the consolidated statements of cash flows for the six-month periods ended August 1, 1998 and August 2, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 1998, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 3, 1998 (except for Note 13, as to which the date is April 14, 1998) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.





Pittsburgh, Pennsylvania
August 19, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.


                                                   Three months ended         Six months ended
                                                   ------------------         ----------------

                                                  August 1,    August 2,    August 1,     August 2,
                                                    1998         1997         1998          1997
                                                    ----         ----         ----          ----
Net sales                                           100.0%       100.0%       100.0%        100.0%
Cost of sales, including certain buying,
occupancy and warehousing expenses                   61.0         70.9         61.7          73.3
                                                   ------       ------       ------        ------

Gross profit                                         39.0         29.1         38.3          26.7
Selling, general and administrative expenses         25.2         24.9         25.8          27.5

Depreciation and amortization                         1.7          2.1          1.8           2.3
                                                   ------       ------       ------        ------
Operating income (loss)                              12.1          2.1        10.70          (3.1)
Interest income, net                                  0.4          0.1          0.5           0.3
                                                   ------       ------       ------        ------
Income (loss) before income taxes                    12.5          2.2         11.2          (2.8)
Provision (benefit) for income taxes                  4.9          0.9          4.4          (1.1)
                                                   ------       ------       ------        ------
Net income (loss)                                     7.6%         1.3%         6.8%         (1.7)%
                                                   ======       ======       ======        ======



COMPARISON OF THREE MONTHS ENDED AUGUST 1, 1998 TO THE THREE MONTHS ENDED AUGUST 2, 1997

Net sales for the three months ended August 1, 1998 (the "current period") increased 45.9% to $125.7 million from $86.2 million for the three months ended August 2, 1997 (the "prior period"). The increase in net sales resulted primarily from increases of $29.7 million or 35.6% from comparable store sales and $9.8 million from new and non-comparable stores sales. The total increase in net sales resulted from an increase of 31.9% in units sold, as well as a 10.3% increase in prices. The Company operated 347 stores at the end of the current period compared to 315 stores operated at the end of the prior period.

Gross profit for the current period increased to $49.1 million from $25.1 million for the prior period. Gross profit as a percent of net sales for the current period increased to 39.0% from 29.1% for the prior period. This increase was attributable to a 6.3% increase in merchandise margins as well as a 3.6% improvement in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The increase in merchandise margins resulted primarily from a decrease of 5.8% in markdowns as a percent of sales as well as reduced shrinkage costs of 0.7% of sales.

Selling, general and administrative expenses for the current period increased to $31.8 million from $21.5 million for the prior period. As a percent of net sales, these expenses increased to 25.2% from 24.9% for the prior period. The increase of $10.3 million included $1.9 million to support the new stores that were opened since the second quarter last year, as well as an increase of $1.1 million in advertising costs related to direct mail costs and costs related to television and print advertising. Also included were $5.0 million of increased salary and benefit costs incurred as a result of the favorable sales and earnings performance, in addition to increased professional fees of $0.3 million. The remaining increase resulted from additional costs incurred to support the increased sales volumes.

Depreciation and amortization expense for the current period increased to $2.1 million from $1.8 million for the prior period and represented 1.7% of sales in the current period as compared to 2.1% of sales in the prior period.

Interest income for the current period increased to $0.5 million from $0.1 million for the prior period because of higher cash reserves available for investment. No borrowings were required under the terms of the Company's line of credit during the current period.

Income before income taxes for the current period increased to $15.7 million from $1.9 million for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 12.5% from 2.2% for the prior period. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

COMPARISON OF SIX MONTHS ENDED AUGUST 1, 1998 TO THE SIX MONTHS ENDED AUGUST 2, 1997

Net sales for the six months ended August 1, 1998 (the "current period") increased 53.2% to $225.4 million from $147.1 million for the six months ended August 2, 1997 (the "prior period"). The increase in net sales resulted primarily from increases of $60.5 million or 42.5% from comparable store sales and $17.8 million from non-comparable stores sales. The total increase in net sales resulted primarily from an increase of 36.5% in units sold as well a 12.3% increase in prices. The Company operated 347 stores at the end of the current period compared to 315 stores operated at the end of the prior period.

Gross profit for the current period increased to $86.3 million from $39.3 million for the prior period. Gross profit as a percent of net sales for the current period increased to 38.3% from 26.7% for the prior period. This increase was attributable to a 6.6% increase in merchandise margins as well as a 5.0% improvement in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The increase in merchandise margins resulted primarily from a 6.9% decrease in markdowns as a percent of sales.

Selling, general and administrative expenses for the current period increased to $58.0 million from $40.4 million for the prior period. As a percent of net sales, these expenses decreased to 25.8% from 27.5% for the prior period. The increase of $17.6 million included $3.2 million to support the new stores that were opened since the first quarter last year, as well as an increase of $1.8 million in advertising costs related to direct mail costs, advertising to enhance brand imaging, and costs related to television and print advertising. Also included were $7.9 million of increased salary and benefit costs incurred as a result of the favorable sales and earnings performance, in addition to increased professional fees of $0.7 million. The remaining increase resulted from additional costs incurred to support the increased sales volumes.

Depreciation and amortization expense for the current period increased to $4.1 million from $3.4 million for the prior period and represented 1.8% of sales in the current period as compared to 2.3% of sales in the prior period.

Interest income for the current period increased to $1.1 million from $0.4 million for the prior period because of higher cash reserves available for investment. No borrowings were required under the terms of the Company's line of credit during the current period.

Income before income taxes for the current period increased to $25.3 million from a $4.1 million loss for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 11.2% from (2.8%) for the prior period. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash in the current period was net income. The primary use of cash in the current period was cash flow used by operating activities, primarily to support inventory increases of $18.0 million for anticipated sales and new store growth. Additionally, the Company used cash of $12.2 million for capital expenditures. The Company had working capital of $59.5 million and $26.8 million at August 1, 1998 and August 2, 1997, respectively.

At August 1, 1998, the Company had an unsecured demand lending arrangement with a bank to provide a $75.0 million line of credit (which reflects a $15.0 million increase in line availability for letters of credit, which occurred in July
1998) at either the lender's prime lending rate (8.50% at August 1, 1998) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. Cash generated from operations in prior periods was sufficient enough to finance operations so that no borrowings were required against the line during the current period. Letters of credit in the amount of $46.7 million were outstanding at August 1, 1998 and the remaining balance on the line was $28.3 million at August 1, 1998.

Capital expenditures, net of construction allowances, totaled $12.2 million for the six months ended August 1, 1998. These expenditures included the addition of 17 new stores and 12 remodeled locations totaling approximately $6.0 million, the expansion and upgrade of distribution center facilities totaling approximately $5.7 million, the purchase of information systems hardware, software, and licenses totaling approximately $0.3 million, and other expenditures totaling $0.2 million.

The Company is currently planning to open approximately 35 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including the Company's financial position, consumer spending, and the number of acceptable mall store leases that may become available. The Company believes that the cash flow from operations and its bank line of credit will be sufficient to meet its presently anticipated cash requirements through Fiscal 1998.

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

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of 35 stores during the remainder of Fiscal 1998; the completion of modifications to computer systems to enable the processing of transactions in the Year 2000 and beyond; and sufficiency of cash flows and line of credit facilities to meet Fiscal 1998 cash requirements. The Company cautions that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward- looking statements, including without limitation, the following: decline in demand for the merchandise offered by the Company; the ability to obtain suitable sites for new stores at acceptable costs; the retention, hiring and training of qualified personnel; the integration of new stores into existing operations; the expansion of buying and inventory capabilities; the availability of capital; the ability of the Company to anticipate and respond to changing consumer preferences and fashion trends in a timely manner; the effect of economic conditions; the effect of competitive pressures from other retailers, and the ability of the Company or any of its significant suppliers or business partners to properly address Year 2000 issues. Results actually achieved may differ materially from expected results in these statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) thru (d)   Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 15 , 1998

                                       American Eagle Outfitters, Inc.
                                       (Registrant)

                                        /s/   Laura A. Weil
                                       -----------------------------------------
                                       Laura A. Weil
                                       Executive Vice President and Chief
                                       Financial Officer


                                        /s/   Dale E. Clifton
                                       -----------------------------------------
                                       Dale E. Clifton
                                       Vice President, Controller and Chief
                                       Accounting Officer