Form 10-Q
period 1998-10-31
AMERICAN EAGLE OUTFITTERS INC
filed 1998-11-24
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended October 31, 1998

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

             DELAWARE                                         NO. 25-1724320
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

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

COMMON STOCK, NO PAR VALUE, 23,136,417 SHARES OUTSTANDING AS OF NOVEMBER 20,
1998

                                  AMERICAN EAGLE OUTFITTERS, INC.
                                  -------------------------------
                                         TABLE OF CONTENTS
                                         -----------------

PART I.        FINANCIAL INFORMATION                                                      PAGE NO.
               ---------------------                                                      --------
Item 1.    Financial Statements
           Consolidated Balance Sheets
               October 31, 1998 (unaudited) and January 31, 1998                              3
           Consolidated Statements of Operations (unaudited)
               Three months and nine months ended October 31, 1998 and
                November 1, 1997                                                              4
           Consolidated Statements of Cash Flows (unaudited)
                Nine months ended October 31, 1998 and November 1, 1997                       5
           Notes to Consolidated Financial Statements                                         6-8
           Review By Independent Accountants                                                  9
           Independent Accountants' Review Report                                             9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                              10-13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                         N/A

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                                                  N/A

Item 2.    Changes in Securities                                                              N/A

Item 3.    Defaults Upon Senior Securities                                                    N/A

Item 4.    Submission of Matters to a Vote of Security Holders                                N/A

Item 5.    Other Information                                                                  N/A

Item 6.    Exhibits and Reports on Form 8-K                                                   14

Signatures                                                                                    15

Exhibit 23 Acknowledgment of Independent Accountants                                          16

Exhibit 27 Financial Data Schedule                                                            17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           AMERICAN EAGLE OUTFITTERS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                   (In thousands)
                                                             October 31,   January 31,
ASSETS                                                          1998          1998
                                                                ----          ----
Current assets:                                             (Unaudited)
   Cash and cash equivalents                                  $ 44,045     $ 48,359
   Merchandise inventory                                        74,934       36,278
   Accounts and note receivable, including related party         6,086        7,647
   Prepaid expenses and other                                    6,560        5,388
   Deferred income taxes                                         7,415        4,801
                                                              --------     --------
Total current assets                                           139,040      102,473
                                                              --------     --------
Fixed assets:
   Fixtures and equipment                                       35,676       25,842
   Leasehold improvements                                       45,508       35,978
                                                              --------     --------
                                                                81,184       61,820
   Less: Accumulated depreciation and amortization              28,650       23,273
                                                              --------     --------
                                                                52,534       38,547
                                                              --------     --------

Other assets                                                     3,425        3,775
                                                              --------     --------
Total assets                                                  $194,999     $144,795
                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $ 35,766     $ 24,606
   Accrued compensation and payroll taxes                       12,918        9,227
   Accrued rent                                                 12,092        7,909
   Accrued income and other taxes                                6,009        8,738
   Other liabilities and accrued expenses                        4,714        3,507
                                                              --------     --------
Total current liabilities                                       71,499       53,987
                                                              --------     --------
Shareholders' equity:
   Common stock, 30,000,000 shares authorized,
       shares issued (23,130,117 and 22,642,088 shares
       outstanding,  respectively)                              54,967       53,837
   Contributed capital                                           7,340        4,832
   Retained earnings                                            64,985       35,756
                                                              --------     --------
                                                               127,292       94,425
Less:  Deferred compensation                                     2,792        1,992
           Treasury stock, 237,500 shares and 301,500
              shares, respectively                               1,000        1,625
                                                              --------     --------
Total shareholders' equity                                     123,500       90,808
                                                              --------     --------
Total liabilities and shareholders' equity                    $194,999     $144,795
                                                              ========     ========

                 See Notes to Consolidated Financial Statements

                                      AMERICAN EAGLE OUTFITTERS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                  (In thousands, except per share amounts)

                                                           Three Months Ended       Nine Months Ended
                                                           ------------------       -----------------
                                                        October 31,  November 1,  October 31,  November 1,
                                                           1998        1997          1998         1997
                                                           ----        ----          ----         ----
Net sales                                                $149,068     $104,902     $374,493     $252,013
Cost of sales, including certain buying, occupancy
    and warehousing expenses                               88,648       66,248      227,793      174,053
                                                         --------     --------     --------     --------
Gross profit                                               60,420       38,654      146,700       77,960
   Selling, general and administrative expenses            36,186       26,726       94,191       67,109
   Depreciation and amortization                            2,142        1,859        6,201        5,299
                                                         --------     --------     --------     --------
Operating income                                           22,092       10,069       46,308        5,552
Interest income, net                                          593          270        1,676          669
                                                         --------     --------     --------     --------
Income before income taxes                                 22,685       10,339       47,984        6,221
Provision for income taxes                                  8,814        4,063       18,755        2,444
                                                         --------     --------     --------     --------
Net income                                               $ 13,871     $  6,276     $ 29,229     $  3,777
                                                         ========     ========     ========     ========

Basic income per common share                            $   0.61     $   0.29     $   1.30     $   0.17
                                                         ========     ========     ========     ========
Diluted income per common share                          $   0.58     $   0.27     $   1.22     $   0.17
                                                         ========     ========     ========     ========
Weighted average common shares outstanding - basic         22,698       22,087       22,580       22,048
                                                         ========     ========     ========     ========
Weighted average common shares outstanding - diluted       24,000       23,073       23,920       22,645
                                                         ========     ========     ========     ========

Retained earnings, beginning                             $ 51,114     $ 12,369     $ 35,756     $ 17,119
Net income                                                 13,871        6,276       29,229        3,777
Acquisition of Prophecy, Ltd.                                  --           --           --       (2,251)
                                                         --------     --------     --------     --------
Retained earnings, ending                                $ 64,985     $ 18,645     $ 64,985     $ 18,645
                                                         ========     ========     ========     ========

                 See Notes to Consolidated Financial Statements

                            AMERICAN EAGLE OUTFITTERS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)


                                                                 Nine Months Ended
                                                                 -----------------
                                                             October 31,   November 1,
                                                                1998          1997
                                                                ----          ----
Net income                                                   $ 29,229      $  3,777

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY (USED FOR) OPERATING ACTIVITIES:
   Depreciation and amortization                                6,201         5,299
   Loss on impairment and write-off of fixed assets             1,129         1,135
   Restricted stock compensation                                2,333           715
   Deferred income taxes                                       (2,873)          (19)
CHANGES IN ASSETS AND LIABILITIES:
   Merchandise inventory                                      (38,656)      (31,538)
   Accounts and note receivable                                 1,305        (6,007)
   Prepaid expenses and other                                  (1,096)       (1,052)
   Accounts payable                                            11,495        15,685
   Accrued liabilities                                          6,707         1,266
                                                             --------      --------
      Total adjustments                                       (13,455)      (14,516)
                                                             --------      --------
Net cash provided by (used for) operating activities           15,774       (10,739)
                                                             --------      --------
INVESTING ACTIVITIES:
Capital expenditures                                          (21,208)      (10,131)
Investment in Prophecy, Ltd.                                       --          (900)
                                                             --------      --------
Net cash used for investing activities                        (21,208)      (11,031)
                                                             --------      --------
FINANCING ACTIVITIES:
Net proceeds from stock options exercised                       1,120            71
                                                             --------      --------
Net cash provided by financing activities                       1,120            71
                                                             --------      --------
Net decrease in cash                                           (4,314)      (21,699)
Cash - beginning of period                                     48,359        34,326
                                                             --------      --------
Cash - end of period                                         $ 44,045      $ 12,627
                                                             ========      ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at October 31, 1998 and for the three and nine month periods ended October 31, 1998 (the "current period") and November 1, 1997 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 1998 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

RECENT FASB PRONOUNCEMENTS

FASB 130 Reporting Comprehensive Income

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This standard is effective for the Company's Fiscal 1998 annual report. However, the Company does not believe it will have any impact on financial statement disclosures.

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

FASB 132 Disclosures about Pensions and Other Postretirement Benefits

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, "Disclosures about Pensions and Other Postretirement Benefits", which modifies established standards for disclosures related to pensions and other postretirement benefits. This standard is effective for the Company's Fiscal 1998 annual report, however, the Company does not maintain any postretirement benefit plans, therefore, this statement is not believed to have any impact on financial statement disclosures.

FASB 133 Accounting for Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for

Derivative Instruments and Hedging Activities" which establishes standards for the recognition and measurement of derivatives and hedging activities. This standard is effective for the Company's Fiscal 2000 annual report, however, the Company has not engaged in these types of risk management or investment activities, therefore, this statement is not believed to have any impact on the Company's financial statements.

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

(in thousands)
                                                        Three Months Ended         Nine Months Ended
                                                        ------------------         -----------------

                                                      October 31,  November 1,  October 31,  November 1,
                                                         1998         1997         1998          1997
                                                         ----         ----         ----          ----

Net income                                             $13,871      $ 6,276       $29,229      $ 3,777
                                                       =======      =======       =======      =======
Weighted average number of common shares used in
 basic EPS                                              22,698       22,087        22,580       22,048
Effect of dilutive stock options and nonvested
 restricted stock                                        1,302          986         1,340          597
                                                       -------      -------       -------      -------
Weighted average number of common shares and
 dilutive potential common stock used in diluted EPS    24,000       23,073        23,920       22,645
                                                       =======      =======       =======      =======

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the October 31, 1998 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because no borrowings were required under the terms of the Company's line of credit, there were no amounts paid for interest during the three or nine months ended October 31, 1998 or November 1, 1997. Income tax payments were $22.3 million and $4.6 million during the nine months ended October 31, 1998 and November 1, 1997, respectively.

4.  RELATED PARTY TRANSACTIONS

As described in the information that follows, the Company conducts various transactions with related parties. The nature of the relationship is primarily through common ownership. The Company has an operating lease for its corporate headquarters and distribution center with an affiliate. The lease, which was entered into on January 1, 1996, and expires on December 31, 2010, provides for annual rental payments of approximately $1.2 million through 2001, $1.6 million through 2006, and $1.8 million through the end of the lease.

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

Related party amounts follow:

  (In thousands)

                                      Three Months Ended           Nine Months Ended
                                      ------------------           -----------------
                                    October 31,   November 1,   October 31,   November 1,
                                       1998         1997           1998          1997
                                       ----         -----          ----          ----
Merchandise purchases plus
 import administrative charges       $25,689       $24,578       $61,015       $55,825
Accounts payable                     $ 9,182       $16,407       $ 9,182       $16,407
Accounts and notes receivable        $   189       $ 5,226       $   189       $ 5,226
Rent expense                         $   387       $   387       $ 1,161       $ 1,175
Merchandise sales                    $    --       $ 3,389       $ 2,510       $ 7,661

The Company provided loans to certain officers and other individuals to pay the taxes on the restricted stock that vested in April 1998. As of October 31, 1998, the outstanding value of these loans approximated $843,000. There was no balance outstanding as of January 31, 1998.

5.  ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:


                                               October 31,  January 31,
                                                  1998         1998
                                                  ----         ----
Accounts receivable - landlord                   $5,071       $1,518
Related party accounts and note receivable          189        3,755
Accounts receivable - other                         826        2,374
                                                 ------       ------
Total                                            $6,086       $7,647
                                                 ======       ------

6.  INCOME TAXES

The provisions of FASB No. 109, "Accounting for Income Taxes", have been reflected in the preparation of the accompanying Consolidated Financial Statements. For the nine months ended October 31, 1998 and November 1, 1997, the effective tax rate used for the provision of income tax amounts approximated 39%.

7.  LEASE COMMITMENTS

The Company is contingently liable for the rental payments totaling approximately $3.9 million for certain outlet stores which were sold in October 1995.

8.  LEGAL PROCEEDINGS

The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such litigation to have a material adverse effect on the Company's results of operations or financial condition.

                        REVIEW BY INDEPENDENT ACCOUNTANTS


Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and nine month periods ended October 31, 1998 and November 1, 1997, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of October 31, 1998, and the related consolidated statements of operations for the three-month and nine-month periods ended October 31, 1998 and November 1, 1997 and the consolidated statements of cash flows for the nine-month periods ended October 31, 1998 and November 1, 1997. These financial statements are the responsibility of the Company's management.

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





Pittsburgh, Pennsylvania
November 17, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.


                                                     Three months ended        Nine months ended
                                                     ------------------        -----------------
                                                   October 31,  November 1,  October 31,  November 1,
                                                      1998         1997         1998         1997
                                                      ----         ----         ----         ----
Net sales                                            100.0%       100.0%       100.0%       100.0%

Cost of sales, including certain buying,
occupancy and warehousing expenses                    59.5         63.2         60.8         69.1
                                                     -----        -----        -----        -----

Gross profit                                          40.5         36.8         39.2         30.9
Selling, general and administrative expenses          24.3         25.4         25.1         26.6
Depreciation and amortization                          1.4          1.8          1.7          2.1
                                                     -----        -----        -----        -----
Operating income                                      14.8          9.6         12.4          2.2
Interest income, net                                   0.4          0.3          0.4          0.3
                                                     -----        -----        -----        -----
Income before income taxes                            15.2          9.9         12.8          2.5
Provision for income taxes                             5.9          3.9          5.0          1.0
                                                     -----        -----        -----        -----
Net income                                             9.3%         6.0%         7.8%         1.5%
                                                     =====        =====        =====        =====



COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1998 TO THE THREE MONTHS ENDED NOVEMBER 1, 1997

Net sales for the three months ended October 31, 1998 (the "current period") increased 42.1% to $149.1 million from $104.9 million for the three months ended November 1, 1997 (the "prior period"). The increase in net sales resulted primarily from increases of $29.8 million or 29.4% from comparable store sales and $14.4 million from new and non-comparable stores sales. The total increase in net sales resulted from an increase of 20.3% in units sold, as well as a 16.6% increase in prices. The Company operated 372 stores at the end of the current period compared to 332 stores operated at the end of the prior period.

Gross profit for the current period increased to $60.4 million from $38.7 million for the prior period. Gross profit as a percent of net sales for the current period increased to 40.5% from 36.8% for the prior period. This increase was attributable to a 1.5% increase in merchandise margins as well as a 2.2% improvement in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The increase in merchandise margins resulted primarily from a decrease in markdowns as a percent of sales.

Selling, general and administrative expenses for the current period increased to $36.2 million from $26.7 million for the prior period. As a percent of net sales, these expenses decreased to 24.3% from 25.4% for the prior period. The increase of $9.5 million included $2.6 million to support the new stores that were opened since the third quarter last year, as well as an increase of $2.1 million in advertising costs related to direct mail costs, costs related to television and print advertising, and promotional advertising costs related to the web site. Also included were $2.8 million of increased salary and benefit costs incurred as a result of the favorable sales and earnings performance, $1.0 million in increased services purchased costs including consulting and temporary agency services, as well as increased professional fees of $0.5 million. The remaining increase resulted from additional costs incurred to support the increased sales volumes.

Depreciation and amortization expense for the current period increased to $2.1 million from $1.9 million for the prior period and represented 1.4% of sales in the current period as compared to 1.8% of sales in the prior period.

Interest income for the current period increased to $0.6 million from $0.3 million for the prior period because of higher cash reserves available for investment. No borrowings were required against the line of credit during the current period.

Income before income taxes for the current period increased to $22.7 million from $10.3 million for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 15.2% from 9.9% for the prior period. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1998 TO THE NINE MONTHS ENDED NOVEMBER 1, 1997

Net sales for the nine months ended October 31, 1998 (the "current period") increased 48.6% to $374.5 million from $252.0 million for the nine months ended November 1, 1997 (the "prior period"). The increase in net sales resulted primarily from increases of $90.3 million or 37.2% from comparable store sales and $32.2 million from new and non-comparable stores sales. The total increase in net sales resulted from an increase of 30.4% in units sold as well a 13.4% increase in prices. The Company operated 372 stores at the end of the current period compared to 332 stores operated at the end of the prior period.

Gross profit for the current period increased to $146.7 million from $78.0 million for the prior period. Gross profit as a percent of net sales for the current period increased to 39.2% from 30.9% for the prior period. This increase was attributable to a 4.6% increase in merchandise margins as well as a 3.7% improvement in buying, occupancy, and warehousing costs reflecting improved leveraging of these expenses. The increase in merchandise margins resulted primarily from a decrease in markdowns as a percent of sales.

Selling, general and administrative expenses for the current period increased to $94.2 million from $67.1 million for the prior period. As a percent of net sales, these expenses decreased to 25.1% from 26.6% for the prior period. The increase of $27.1 million included $4.2 million to support the new stores that were opened since the third quarter last year, as well as an increase of $3.9 million in advertising costs related to direct mail costs, advertising to enhance brand imaging, costs related to television and print advertising, and promotional advertising costs related to our web site. Also included were $10.0 million of increased salary and benefit costs incurred as a result of the favorable sales and earnings performance, $1.9 million in increased services purchased costs including consulting and temporary agency services, in addition to increased professional fees of $1.3 million. The remaining increase resulted from additional costs incurred to support the increased sales volumes.

Depreciation and amortization expense for the current period increased to $6.2 million from $5.3 million for the prior period and represented 1.7% of sales in the current period as compared to 2.1% of sales in the prior period.

Interest income for the current period increased to $1.7 million from $0.7 million for the prior period because of higher cash reserves available for investment. No borrowings were required against the line of credit during the current period.

Income before income taxes for the current period increased to $48.0 million from $6.2 million for the prior period. As a percent of net sales, the income before income taxes for the current period increased to 12.8% from 2.5% for the prior period. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash in the current period was net income and the primary use of cash was to support inventory increases of $38.7 million for anticipated sales and new store growth. Additionally, the Company used cash of $21.2 million for capital expenditures and had working capital of $67.5 million and $32.4 million at October 31, 1998 and November 1, 1997, respectively.

At October 31, 1998, the Company had an unsecured demand lending arrangement with a bank to provide a $75.0 million line of credit at either the lender's prime lending rate (8.0% at October 31, 1998) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. Cash generated from operations in prior periods was sufficient enough to finance operations so that no borrowings were required against the line during the current period. Letters of credit in the amount of $47.1 million were outstanding at October 31, 1998 and the remaining balance on the line was $27.9 million at October 31, 1998.

Capital expenditures, net of construction allowances, totaled $21.2 million for the nine months ended October 31, 1998. These expenditures included the addition of 42 new stores and 15 remodeled locations totaling approximately $11.6 million, expenditures related to future store openings and remodelings of $2.1 million, the expansion and upgrade of distribution center facilities totaling approximately

$6.0 million, the purchase of information systems hardware, software, and licenses totaling approximately $0.6 million, and other expenditures totaling $0.9 million.

We are currently planning to open approximately 14 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including the Company's financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that cash flow from operations and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 1998.

SEASONALITY

We experience seasonal fluctuations in our net sales and net income, with a disproportionate amount of net sales and a majority of its net income typically realized in the fourth quarter. Our quarterly results of operations may also fluctuate significantly from a variety of other factors, including the timing of certain holiday seasons and new store openings, the net sales contributed by new stores, merchandise mix, and the timing and level of markdowns.

IMPACT OF INFLATION

We do not believe that the relatively modest levels of inflation occurring in the United States in recent years have significantly effected our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on the Company and the industry in the future.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities.

Based on detailed assessments which were recently completed, the Company determined that it will be required to modify or replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves two major phases: detection and correction. The detection phase includes planning, inventory, triage, and detailed assessment. The correction phase includes repair and resolution and testing and implementation. To date, the Company has fully completed the detection phase of the plan. The completed assessment indicated that a portion of the Company's significant information technology systems could be affected. Further, the Company's operations are impacted by systems that interface directly with its significant suppliers and business partners. If not resolved on a timely basis, these systems could hamper the Company's ability to conduct business and adversely affect the Company's financial performance. The Company is developing a contingency plan which will allow the continuation of business operations in the event that the Company or any of its significant suppliers and business partners do not properly address Year 2000 issues.

To date, the Company is in the repair and resolution phase and expects to complete this phase by the end of Fiscal 1998. After completing this phase, the plan calls for testing and implementation of remediated information technology systems. The plan calls for remediated systems to be installed by June 1999, however, a risk exists that such remediated systems may not function properly.

With respect to third parties, the Company has initiated communications with its significant suppliers and business partners to determine to what extent they are addressing their own Year 2000 issues. The failure of the Company's significant suppliers or business partners to properly address Year 2000 issues could potentially adversely affect the Company's business and financial performance.

The Company is utilizing both internal and external resources to modify and replace the software and hardware for Year 2000 modifications and internal resources will test and implement the software and hardware. The total cost of the Year 2000 project is estimated at $1.8 million and is being funded through cash flows from operating activities. To date, the Company has incurred approximately $0.6 million which has been expensed as incurred. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and hardware, which will be capitalized. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel training in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following: the planned opening of 14 stores during the remainder of Fiscal 1998; completing modifications to computer systems to enable the processing of transactions in the Year 2000 and beyond; and sufficiency of cash flows and line of credit facilities to meet Fiscal 1998 cash requirements. We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following: decline in demand for the Company's merchandise; our ability to obtain suitable sites for new stores at acceptable costs; our ability to retain, hire and train qualified personnel; our ability to integrate new stores into our existing operations; our ability to expand buying and inventory capabilities; the availability of capital; our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner; the effect of economic conditions; the effect of competitive pressures from other retailers, and our ability or the ability of any of our significant suppliers or business partners to properly address Year 2000 issues. Results actually achieved may differ materially from expected results in these statements.

Historically, our operations have been seasonal, with a disproportionate amount of net sales and a majority of net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate due to such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) thru (d) Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 23   Acknowledgement of Ernst & Young LLP

    Exhibit 27   Financial Data Schedule

(b) Report on Form 8-K filed November 9, 1998, Item 5

    Other Events relating to reincorporation in Delaware, report dated November 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 24, 1998

                                  American Eagle Outfitters, Inc.
                                  (Registrant)

                                  /s/ Laura A. Weil
                                  ----------------------------------------------
                                  Laura A. Weil
                                  Executive Vice President and Chief Financial
                                  Officer


                                  /s/ Dale E. Clifton
                                  ----------------------------------------------
                                  Dale E. Clifton
                                  Vice President, Controller and Chief
                                  Accounting Officer