Form 10-Q/A
period 1998-10-31
AMERICAN EAGLE OUTFITTERS INC
filed 1999-02-01
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               FORM 10-Q/A No. 1



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

Exhibit 23 Acknowledgment of Independent Accountants                                          N/A

Exhibit 27 Financial Data Schedule                                                            N/A

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

RECENT FASB PRONOUNCEMENTS

FASB 130 Reporting Comprehensive Income


In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This standard is effective for the Company's current fiscal year. However, it does not have any impact on financial statement disclosures because the Company has no elements of comprehensive income.


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

State of Readiness: The Company's plan to resolve the Year 2000 issue involves two major phases: detection and correction. The detection phase includes planning, inventory, triage, and detailed assessment. The Company took an inventory of all it's information technology and non-information technology systems to determine which of its systems were not Year 2000 compliant. The Company also implemented procedures to review the Year 2000 readiness in all new equipment and software acquired by the Company. Next, the Company prioritized its Year 2000 problems based upon their potential impact on the Company. This detailed assessment of the problems and a plan to correct these problems was completed in October 1998.

The correction phase includes repair and resolution and testing and implementation. The Company has four mission critical systems: it's distribution center systems, it's point of sale systems, its merchandising software, and its financial software. A portion of the packing systems in the distribution center are not Year 2000 compliant. A software upgrade is currently being performed to make the packing system Year 2000 compliant. The point of sale register systems need to have a BIOS upgrade and a minor software upgrade. The Company is working with its outside vendors to complete these repairs in each store location. Additionally, the Company's point of sale store polling system is not Year 2000 compliant and is being replaced with a Year 2000 compliant system. The Company's merchandising software needs a version upgrade in order to make it Year 2000 compliant. The Company is working to make the necessary upgrade by March 1999. The Company's financial software is Year 2000 compliant. The Company is internally reviewing and testing all mission critical systems and major systems components for Year 2000 compliance and plans to complete such tests by June 1999. The Company believes that all mission critical systems will be Year 2000 compliant.

With respect to suppliers and business partners, the Company has sent letters to 1,678 parties in an attempt to determine the possible impact of failure of third parties to be Year 2000 compliant. Approximately 70% of the parties contacted have returned the Company's questionnaire. The Company has had discussions with it's major suppliers and continues to follow up with third parties to ensure that they remain on schedule with their Year 2000 compliance. The Company plans to visit it's major suppliers to review their Year 2000 readiness. The Company has determined that 179 of it's vendors will not be Year 2000 compliant. However, none of these third parties are critical to the Company's continuing operations. The Company believes that all of it's major suppliers and business partners will be Year 2000 compliant.

Costs to Address the Company's Year 2000 Issues: The total cost of the Year 2000 project is estimated at $1.8 million and is being funded through cash flows from operating activities. To date, the Company has incurred approximately $0.6 million which has been expensed as incurred. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and hardware, which will be capitalized. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

Risks of Company's Year 2000 Issues: The Company is dependent on it's suppliers and business partners. If efforts on the part of the Company, its customers, suppliers and business partners, or public utilities and the government fail to adequately address the relevant Year 2000 issues, the most likely worst case scenario would be possible delays in the delivery of merchandise to our stores. The Company does not currently believe that any such delay will cause a material adverse effect on the Company.

The Company's Contingency Plans: While the Company anticipates that all of its major suppliers and business partners will be Year 2000 compliant, it is developing a contingency plan which will allow the continuation of business operations in the event that the Company or any of its significant suppliers or business partners do not properly address Year 2000 issues. The Company will obtain early delivery of some merchandise from suppliers in an attempt to mitigate any Year 2000 issues that may arise. The Company is also looking for alternative vendors to supply products and services in the event that some of it's current non-mission critical vendors are unable to perform because of Year 2000 problems. Further, the Company is searching for ways that it can support it's current vendors who may have Year 2000 problems.

The Company cannot guarantee that its efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by suppliers or unforeseen circumstances.


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

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibit 23   Acknowledgement of Ernst & Young LLP (previously filed)

    Exhibit 27   Financial Data Schedule (previously filed)


(b) Report on Form 8-K filed November 9, 1998, Item 5

    Other Events relating to reincorporation in Delaware, report dated November 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated February 1, 1999


                                   American Eagle Outfitters, Inc.
                                   (Registrant)



                                By: /s/ Dale E. Clifton
                                   ------------------------------------------
                                   Dale E. Clifton
                                   Vice President, Controller and Chief
                                   Accounting Officer