Form 10-K405
period 1999-01-30
AMERICAN EAGLE OUTFITTERS INC
filed 1999-04-21
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-23760

                         AMERICAN EAGLE OUTFITTERS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   NO. 13-2721761
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

  150 THORN HILL DRIVE, WARRENDALE, PA                  15086-7528
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (724) 776-4857

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 11,777,011 Common Shares, based on the $83.125 closing sale price on April 15, 1999 was $978,964,039.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 23,162,456 Common Shares were outstanding at April 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
              Part III - Proxy Statement for 1999 Annual Meeting of
                      Stockholders, in part, as indicated.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a specialty retailer of all-American casual apparel, accessories, and footwear for men and women between the ages of 16 and 34. We source, design, and market a versatile line of timeless and relaxed clothing classics like jeans, khakis, and T-shirts under our American Eagle Outfitters(R) and AE(R) brand names for exclusive sale in our American Eagle Outfitters stores. As of April 1, 1999, we operated 394 stores in 41 states.

We opened our first American Eagle Outfitters store in 1977. We are currently one of the largest retailers targeting the highly favorable teenage demographic. According to U.S. census data, the teen demographic is growing at a faster rate than the total U.S. population. We appeal to our growing consumer base by selling attractively priced fashionable items that reflect our lifestyle-based retail branding strategy. Our lifestyle brand concept is incorporated in every aspect of our retail operations. Our designers interpret fashion trends and develop merchandise that has fresh, collegiate appeal for our target customer. Our store layout and design are uniform and convey a natural and youthful brand image. We utilize strong visual representations of active youth in our in-store print advertising. Other marketing, advertising and promotional programs further reinforce our classic American Eagle brand image. We believe the combination of these efforts has created a strong brand identity for American Eagle Outfitters(R).

We plan to continue to promote and expand our brand. We believe strong brand awareness will provide the foundation for future growth. In Fiscal 1998, we began to leverage the power of our brand by selling merchandise through our internet site, ae.com, launching our quarterly catalog, AE Magazine, and expanding our direct mail program. In Fiscal 1999, we will increase our offerings through these alternative distribution channels and seek higher conversion rates from our direct mail marketing base. We plan to open 80 stores in Fiscal 1999. Our new stores will be larger and include both new geographic expansion and entries into more high performance malls that typically generate higher average sales per square foot. We also intend to extend our brand to new product categories including personal care items.

ORGANIZATION AND HISTORY

Until January 2, 1994, our business was operated by Retail Ventures, Inc. and Natco Industries, Inc., two corporations owned principally by members of the Jerome Schottenstein family. Effective on that date, we obtained all of the operating assets and liabilities of the American Eagle Outfitters(R) operations in exchange for the issuance of shares of our common stock. We lease our office and distribution center from a partnership owned by the Schottenstein Family and Schottenstein Stores Corporation. Shottenstein Stores Corporation also continues to provide us with certain importing and other services. See Note 3 of Notes to Consolidated Financial Statements. On November 2, 1998, we changed our state of incorporation from Ohio to Delaware. Effective on April 7, 1999, we completed a plan of reorganization to achieve certain corporate objectives and to implement a holding company structure. As part of this reorganization, we changed our name from Natco Industries, Inc. to American Eagle Outfitters, Inc. and our predecessor, formerly known as American Eagle Outfitters, Inc. changed its' name to AE Stores Company and became our wholly owned subsidiary. The transaction did not have a significant impact on our financial statements.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, we report on a July year-end. As used herein, "Fiscal 1998", "Fiscal 1997" and "Fiscal 1996" refer to the respective twelve month periods ended January 30, 1999, January 31, 1998 and February 1, 1997. "Transition 1996" refers to the twenty-seven week period from July 30, 1995 to February 3, 1996. Similarly, "Fiscal 1995" and "Fiscal 1994" refer to the fiscal years ended July 29, 1995 and July 30, 1994, respectively. "Fiscal 1999" refers to the twelve month period ending February 1, 2000.

Our principal offices are located at 150 Thorn Hill Drive, Warrendale, Pennsylvania 15086-7528 and our telephone number is (724) 776-4857.

OPERATING STRATEGY

Over the past three years, we have focused on six core operating strategies to differentiate ourselves from our competition, improve our profitability and increase sales. These strategies include:

Build the American Eagle Outfitters Brand.

We have created a focused brand image based on a youthful active lifestyle, classic American styles and affordability. Our brand image is communicated through all aspects of our operations, from merchandising to marketing to our store environment. We are still in the early stages of developing our brand, and we believe the opportunities for continued growth of our brand are excellent. We plan to extend the reach of our brand through new store openings in both new and existing markets and through alternate distribution channels. In Fiscal 1998, we began selling merchandise on our internet site, ae.com, and launched our quarterly catalog, AE Magazine. Increased marketing initiatives further strengthen our brand image. In Fiscal 1998, we increased direct mail promotions and introduced new promotional media including movie theater advertising, aerial advertising on beaches during Spring break, and closed circuit television in high schools. We have developed marketing and promotional alliances with corporate partners whose customer demographics are similar to those of our customers. Examples of co-marketing efforts include music compact disc promotions and contests for mountain bikes, four wheel drive vehicles and trips. We utilize print advertising in magazines such as Mademoiselle, Seventeen, Spin, Teen People, and ESPN to further reinforce our youthful active image.

Focus on Rapidly Growing Customer Base

Our target customer is a 20 year old man or woman, but we believe our brand appeals to customers between the ages of 16 and 34. The demographic outlook is favorable for the population segment that includes our target customer base and should support the growth of our brand. It is estimated that the teenage population will grow at a rate nearly double that of the overall U.S. population through 2005.

Control Merchandise Design, Production, and Retail Operations

An integral part of our strategy is to offer merchandise that reinforces our brand image and serves our target customer. We are able to achieve this because essentially all of our merchandise assortment is private label. We control the production of merchandise from the design stage through final sale. Our internal design group develops seasonal merchandise themes and collaborates with our buyers to create a coordinated merchandise presentation for each season, which is augmented by periodic, in-season merchandise updates. Through our sourcing affiliate, we deal directly with manufacturers to facilitate lower product costs and reduce order lead times. As a result, we are able to quickly respond to fashion changes and provide merchandise closer to the season in which the merchandise is intended to be worn. We are also able to tailor our merchandise assortment by region in response to differing seasonal climates and trends. We control the visual presentation and pricing of our goods, test new items and ensure consistent customer service levels.

Offer Great Value to Customers

We seek to provide great quality apparel, footwear, and accessories at affordable prices that are competitive with or lower than those of comparable mall-based retailers. We have established relationships with key manufacturers and we have our own sourcing company to ensure the quality of our goods. As a result of our sourcing and merchandise strategies, we are able to support our pricing strategy while maintaining our quality standards.

Maintain Consistent Store Level Operations

A critical element of our brand development is conveying a consistent message to our customers. The first step is creating a store environment that conveys the image of our brand. Our store design, furniture, fixtures, and music are carefully coordinated to create a store environment that is consistent with the casual, fashionable image of our brand. Large in-store photographs depict young people enjoying an active, casual lifestyle with friends. These same pictures are used throughout our advertising campaigns, catalog and internet site. We maintain a uniform appearance throughout our store base, in terms of merchandise display and location on the selling floor. Store managers receive detailed store plans that outline fixture and merchandise placement. Regional visual directors ensure that the visual presentation of the merchandise and marketing materials are executed consistently throughout the stores. We believe that an important aspect of our brand and marketing strategy is personalized customer service. Our sales associates are the central element in creating a comfortable atmosphere. Sales associates are trained to provide superior customer service through AE University, our in-store training curriculum. Sales associates are encouraged to wear American Eagle merchandise and must follow personal appearance guidelines which reflect our image.

Continue to Invest in Infrastructure

To support our store expansion strategy, we plan to increase our distribution capacity and upgrade our technology systems over the next few years. In 1998, we invested $6 million in our distribution center, primarily upgrading our existing sorting systems to improve our processing efficiencies. This helped to reduce our unit processing costs by 8% in 1998 compared to the prior year and will improve our processing times for new orders and replenishment. We plan to add 120,000 square feet to our distribution and office facilities during Spring 1999. We are also researching additional locations for distribution as we expand our store base. As part of this strategy, we have opened a 42,000 square foot distribution facility in Mexico from which we expect to ship basic items, such as T-shirts. Additionally, we are investing in upgrading our information technology systems over the next several years. Planned projects will involve store systems, warehouse distribution, merchandise planning and allocation, and supply chain technology.

GROWTH STRATEGY

Our growth strategy is focused on developing a strong brand. The principal elements of our growth strategy include:

New Store Growth

Our store expansion strategy is to continue our geographic expansion throughout the United States and to fill-in existing markets. We expect to open 80 stores in Fiscal 1999, and to increase our store base by 15-20% annually thereafter. We are focusing our expansion efforts on the West and plan to enter California in Fiscal 1999, which we believe offers tremendous opportunity to reach our target customer and expand our brand. While substantially all stores to be opened in Fiscal 1999 will be in regional shopping malls, we believe that selected street locations in high traffic urban settings and university towns, as well as airports and strip centers, provide attractive expansion opportunities. We believe that there are at least 500 additional enclosed mall locations in the United States suitable for an American Eagle Outfitters store. Because we offer our customers fashionable merchandise at value-oriented prices, we appeal to a broad income segment. Consequently, we can operate profitability in a wide range of mall types. Historically, we focused our expansion on malls offering the most attractive lease terms. Our store expansion strategy will increasingly focus on expanding into higher performance malls that typically generate higher sales per square foot.

The table below shows certain information relating to our historic store growth:

                                                          FISCAL          FISCAL         FISCAL      TRANSITION         FISCAL

                                                            1998            1997           1996            1996           1995
                                                            ----            ----           ----            ----           ----

           MALL BASED STORES

           Stores at beginning of period                     332             303            272             266            192

           Stores opened during the period                    56              36             38              11             81

           Stores closed during the period                    (2)             (7)            (7)             (5)            (7)
                                                             ---             ---            ---             ---            ---

           Subtotal                                          386             332            303             272            266
                                                             ---             ---            ---             ---            ---

           OUTLET STORES

           Subtotal                                           --              --             --               1             31
                                                             ---             ---            ---             ---            ---

           TOTAL STORES AT END OF PERIOD                     386             332            303             273            297
                                                             ===             ===            ===             ===            ===


Non-Store Opportunities

In Fiscal 1998, we began selling merchandise through our internet site, ae.com, and launched our quarterly catalog, AE Magazine, to further promote merchandise. Our catalog currently reaches a circulation of 500,000 per issue. Our internet site is an extension of the AE lifestyle that we convey in our stores and our catalog. We offer approximately 80% of our product through ae.com and we also provide movie clips, horoscopes, and book selections, all carefully selected and edited for our target customer. These new distribution channels further promote the AE brand and permit us to capture meaningful data on our customers and their shopping patterns that can be used to enhance the productivity of our overall operations.

Increased Sales Productivity

We believe significant opportunities exist to improve our sales productivity because we are in the early stages of the development of our brand. Our brand provides opportunities for expansion of existing product categories. For example, womens' apparel has increased as a percentage of total sales from 24% in Fiscal 1995 to 52% in Fiscal 1998. We believe the AE brand can also be extended to new product categories, such as personal care and accessories. In order to maintain a balanced presentation in each category and to accommodate any future product categories, we are seeking larger new store locations and increasing selling square footage in store remodels. We remodeled 16 stores in Fiscal 1998 and have targeted 22 stores for remodeling in Fiscal 1999. We are in the final stages of a re-design of our store format, which we will be testing in June 1999. We believe this new format will improve the overall shopping experience through innovative design features and the incorporation of the latest store technologies. Database marketing is another component of our sales growth strategy. We believe that integrating the customer data obtained through our stores, catalog, internet site and our credit card will facilitate more effective target marketing and the development of greater customer loyalty. We believe the combination of these growth initiatives will help to continue the growth of the AE brand and improve sales productivity.

Growth Through Acquisitions

Our growth strategy includes the possibility of growth through acquisitions. We periodically consider and evaluate acquisitions and opportunities to support future growth, and may undertake acquisitions in 1999. At this time we have not committed to any material future acquisitions. In the event we did pursue material future acquisitions, any such acquisitions could require additional equity or debt financing, which we would seek to obtain as required.

MERCHANDISE CATEGORIES

We design and sell virtually all of our merchandise under our own brands. Our merchandising strategy focuses on providing a carefully selected, in-season, merchandise assortment within our principal merchandise groups: mens and womens apparel, footwear and accessories. Merchandise is regularly updated with new styles, colors and fabrics. We offer quality fashionable interpretations of fundamental wardrobe items such as jeans, sweaters, khakis, T-shirts, flannel shirts, and fleece. The following table shows the approximate percentage of net sales attributable to each merchandise group:


                                                     Fiscal    Fiscal     Fiscal   Transition     Fiscal
                                                       1998      1997       1996         1996       1995
                                                       ----      ----       ----         ----       ----

           Mens apparel                                  40%       41%        36%         52%        57%

           Womens apparel                                52%       50%        47%         30%        24%

           Footwear and accessories                       8%        9%        17%         18%        19%
                                                       ----      ----       ----        ----       ----

                                                        100%      100%       100%        100%       100%
                                                       ====      ====       ====        ====       ====

Recognizing the sales and margin opportunities of building a larger customer base in womens apparel, we significantly increased the percentage of womens merchandise in our stores beginning in Spring 1995. We seasonally adjust the mix between mens and womens apparel to maximize the opportunity within each merchandise category.

STORE OPERATIONS

Our store operations are managed by an Executive Vice President and Director of Store Operations, seven regional managers and forty-four district managers, each of whom supervises an average of nine stores. A typical store has a store manager, two assistant store managers, four full-time and six to twelve part-time sales associates, depending on the season. The hiring and training of new employees are the responsibility of the store manager and district manager, and we have established training and operations procedures to assist them.

Our continued success is dependent in part on our ability to attract, retain, and motivate qualified employees. Our incentive compensation and training programs are intended to attract and retain qualified store employees. Sales associates are trained to provide superior customer service in order to maximize sales, and to ensure that store merchandising plans are executed properly and to minimize inventory shrinkage. We utilize AE University, an in-store training curriculum that was developed to provide on-site training and skills development to sales associates and managers. During Fiscal 1998, we established the position of national recruiter to coordinate our efforts in recruiting qualified candidates. Also during Fiscal 1998, we implemented staff scheduling software to improve productivity and customer service by better aligning store staffing with expected customer traffic.

Regional, district, and store managers receive performance bonuses based on sales, payroll, and shrinkage goals for their stores. Sales associates and assistant managers are eligible for a number of incentives, including cash awards and prizes for achieving certain sales goals. In Fiscal 1997, we introduced AE Rewards, an incentive program that enables hourly sales associates to earn points for achieving sales goals. These points are used to select merchandise awards from an AE Rewards catalog.

STORE ENVIRONMENT

We consider our stores and in-store marketing as principal elements that signify and convey the image of our brand. Our store design, furniture, fixtures and music are carefully coordinated to create a store environment that is consistent with the casual, fashionable image of the brand. To promote consistency and name recognition, our stores are designed to be substantially identical, with a warm and casual ambiance created by the use of worn hardwood floors, light colored wooden fixtures and off white walls. Large in-store photographs depict young people enjoying an active, casual lifestyle with friends and family and reflect our casual, "live your life" attitude. We believe that our store ambiance is welcoming and comfortable and promotes a pleasant shopping experience. We believe that our current store design in the majority of our stores is effective, meeting the needs of our target customer. However, we understand that we must evolve and react quickly to the rapidly changing retail environment. Accordingly, we are in the final stages of an AE store format re-design, which we will be testing in June 1999. We feel that this enhanced format will improve the overall shopping experience of our customers through improved design and the incorporation of the latest store technologies.

We regularly refurbish and renovate our stores to provide better customer service and upgrade to our newest store design, particularly in connection with lease renewals. In Fiscal 1998, we renovated 16 higher volume, older stores to the newest store design at a total cost of $3.5 million. Also, we spent $1.9 million in fixture and leasehold retrofits to existing stores.

STORE LOCATIONS

Our stores average approximately 4,200 gross square feet and approximately 3,300 on a selling square foot basis. At January 30, 1999, we operated 386 stores in 41 states shown below:


                             Alabama                           Kansas                   New Hampshire               Tennessee
                             -------                           ------                   -------------               ---------

                           10 stores                         5 stores                        4 stores               14 stores

                            Arkansas                         Kentucky                      New Jersey                   Texas
                            --------                         --------                      ----------                   -----

                            3 stores                         6 stores                       13 stores               17 stores

                            Colorado                        Louisiana                      New Mexico                    Utah
                            --------                        ---------                      ----------                    ----

                            3 stores                         6 stores                        2 stores                 1 store

                         Connecticut                            Maine                        New York                 Vermont
                         -----------                            -----                        --------                 -------

                            8 stores                          1 store                       26 stores                2 stores

                            Delaware                         Maryland                  North Carolina                Virginia
                            --------                         --------                  --------------                --------

                             1 store                        10 stores                       16 stores               19 stores

                             Florida                    Massachusetts                    North Dakota                 Washington
                             -------                    -------------                    ------------                 ----------

                           18 stores                        12 stores                        2 stores                   3 stores

                             Georgia                         Michigan                            Ohio              West Virginia
                             -------                         --------                            ----              -------------

                           14 stores                        19 stores                       24 stores                   6 stores

                               Idaho                        Minnesota                        Oklahoma                  Wisconsin
                               -----                        ---------                        --------                  ---------

                             1 store                         9 stores                        4 stores                   9 stores

                            Illinois                      Mississippi                    Pennsylvania
                            --------                      -----------                    ------------

                           20 stores                         5 stores                       29 stores

                             Indiana                         Missouri                  South Carolina
                             -------                         --------                  --------------

                           11 stores                        11 stores                        7 stores

                                Iowa                         Nebraska                    South Dakota
                                ----                         --------                    ------------

                           10 stores                         3 stores                        2 stores


PURCHASING

We purchase merchandise from approximately 75 domestic and foreign suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 1998, approximately 19% of our merchandise was purchased from domestic suppliers and the remaining 81% from foreign suppliers. Since we rely on a small number of overseas sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier, the imposition of additional import restrictions, or political or economic disruptions in a country where our vendor factories are located, could have a material adverse affect on our operations. We do not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

All of our suppliers receive a vendor compliance manual that describes our quality standards and shipping instructions. We maintain a quality control department at our distribution center to inspect incoming merchandise shipments for uniformity of sizes and colors, and for overall quality of manufacturing. Periodic quality inspections are also made by our employees at manufacturing facilities in the United States and internationally to identify potential problems prior to shipment of merchandise. Additionally, our merchant group works directly with many factories to address quality control issues before merchandise is shipped.

MERCHANDISE DESIGN

A key element of our business strategy is to design products geared to a well-defined customer group and which embody the image of a casual, youthful lifestyle. Our internal design group is divided primarily into separate mens and womens design teams. The product development process begins with senior management in the merchandising and design areas, who develop seasonal merchandise themes and concepts. These design themes and concepts are developed through domestic and foreign travel, retail shopping and an awareness of fashions and activities currently favored by the young, active segment of the population. These themes and concepts are then used to create items for the merchandise line that are then developed by the designers. The designers collaborate with our buyers to create a coordinated merchandise presentation for each season, which is augmented by periodic, in-season merchandise updates.

MERCHANDISE INVENTORY, REPLENISHMENT AND DISTRIBUTION

Purchase orders, executed by our buyers, are entered into the computerized merchandise data system at the time of order. Merchandise is normally shipped directly from vendors to our central distribution center near Pittsburgh, PA. Upon receipt, merchandise is entered into the merchandise data system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors relating to the specific characteristics of each store such as geographic location, customer demographics or store size. Merchandise is shipped to the stores two to three times per week depending upon the season and store requirements.

The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of its selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still vulnerable to changing fashion trends and fluctuations in customer demands. In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially prior to peak selling seasons, when we build up our inventory levels. We enter into agreements for the manufacture and purchase of private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases.

We continually review our inventory levels in order to identify slow-moving merchandise and generally use markdowns to clear this merchandise. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or we determine that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on our earnings, depending on the extent and amount of inventory affected.

CUSTOMER CREDIT

We offer our customers an American Eagle Outfitters private label credit card. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks' procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional offers and advance notice of all in-store sales events. The names and addresses of these preferred customers are added to our customer database which is used primarily for direct mail purposes. Customers may also pay for their purchases with American Express(R), Discover(R), MasterCard(R), Visa(R), cash or check. During Fiscal 1998, approximately 46% of all purchases were paid for with credit cards.

In November 1998, we replaced our gift certificate program with stored value gift cards. Gift cards with values from $10 to $200 can be purchased. When the recipient uses the gift card, the value of the purchase is electronically deducted and any remaining value can be used for future purchases. During Fiscal 1998, we sold $8.0 million in gift cards versus $4.4 million in gift certificates in the prior year.

MARKETING AND ADVERTISING

Our marketing and advertising strategies are designed to increase consumer recognition of our merchandise and establish American Eagle Outfitters as a differentiated lifestyle brand. We focus our advertising efforts on in-store displays and promotional events, direct mail and print media but we are also expanding into other means of advertising. In Fiscal 1998, our advertising expenses were 2.8% of net sales.

In-store advertising is primarily communicated through large graphics that portray men and women engaged in activities associated with an active lifestyle. Promotions, contests and gifts with purchase are also offered to customers, often in conjunction with corporate partners whose target customer demographics are similar to ours. Examples of co-marketing efforts include music compact discs produced in conjunction with a national music magazine and contests for prizes including mountain bikes, four-wheel drive vehicles and vacation trips.

We utilize direct mail to announce upcoming sales and the arrival of new merchandise and to promote our image. Promotional materials are also included in the monthly statement for our private label credit card. We use our own list of customers and database mining techniques to target direct mail materials to existing and potential customers.

We also utilize print advertising to build recognition of our brand. Our print ads appear in nationwide publications with reader demographic profiles that reflect our targeted youthful customer.

During Fiscal 1998, we expanded our advertising vehicles through development of a catalog that was mailed to target customers. Also during Fiscal 1998, we endeavored into other means of promotional advertising, including aerial advertising during spring break, movie theater advertising, and closed-circuit television advertising in schools.

INFORMATION SYSTEMS

Our computer information systems consist of a full range of retail financial and merchandising systems which include merchandise planning, distribution center processing, inventory allocation, shipment processing, in-store systems, sales reporting, and financial processing and reporting.

In Fiscal 1998, a disaster recovery plan to allow for continued mainframe computer operations in the event of a major service disruption was tested and implemented, a relational database was created to support our internet sales process, a new sales audit application was implemented that added new levels of control to the audit function, and upgrades and modifications were made to our existing hardware and software to ensure that they are Year 2000 compliant. We plan to complete all modifications, upgrades, and testing of our systems affected by Year 2000 issues by June 1999. During 1999, we also plan to install in-store computers which will allow direct, efficient communication with our home office.

COMPETITION

The retail apparel industry is very competitive. We compete primarily on the basis of quality, fashion, service, selection and price. We compete with various divisions of The Limited and The Gap, as well as with retail chains such as Abercrombie & Fitch, The Buckle, Pacific Sunwear, and other national, regional and local retailers catering to a youthful customer. We also compete with the casual apparel and footwear departments of department stores, often in the same mall as our stores. Many of our competitors are considerably larger and have substantially greater financing, marketing, and other resources. There can be no assurance that we will be able to successfully compete in the future.

TRADEMARKS AND SERVICE MARKS

We have registered American Eagle Outfitters(R) in the U.S. Patent and Trademark Office ("PTO")as a trademark for clothing products and for a variety of non-clothing products, and as a service mark for retail clothing store service. We have also registered AE(R) as a trademark for clothing products, and AEO(R) as a trademark for clothing products and a variety of non-clothing products. American Eagle has applied to the PTO for the registration of AE(TM) as a trademark for footwear which will be registered in the near future, and AE Performance(TM), AE Khaki(TM), and AE Supply(TM) as trademarks for clothing products.

EMPLOYEES

As of March 1, 1999, we had 7,576 employees, of whom 1,401 were full-time salaried employees, 451 were full-time hourly employees and 5,724 were part-time and seasonal hourly employees. We consider our relationship with our employees to be satisfactory.




ITEM 2.  PROPERTIES.

We rent our headquarters and distribution facilities near Pittsburgh, PA from Linmar Realty Company ("Linmar"), a related party. In Fiscal 1998, we spent approximately $6.0 million to upgrade its distribution center facilities to enhance operating efficiencies and accommodate store growth. Our headquarters and distribution center occupy approximately 308,000 square feet, 49,000 square feet of which is used for executive, administrative and buying offices. As a result of a 1995 expansion, a new lease was entered into which expires on December 31, 2010. In Fiscal 1999, we will contract with our landlord to expand our distribution center facility to add 120,000 square feet which will increase our capacity to handle the distribution needs for 700 stores. We also lease approximately 15,000 square feet for our design and production offices in New York, NY. This lease expires in October 2008.

All of our stores are leased. The store leases generally have terms of approximately 10 years. Most of these leases provide for base rental and require the payment of a percentage of sales as additional rent when sales reach specified levels. Under our store leases, we are typically responsible for maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.


ITEM 3.  LEGAL PROCEEDINGS.

In a complaint filed on June 2, 1998 in the action styled, Abercrombie & Fitch Stores, Inc. v. American Eagle Outfitters, Inc., Civil Action No. C2-98-569, in the United States District Court, Southern District of Ohio, Eastern Division, Abercrombie & Fitch alleges that we infringe their trade dress. We have filed a motion for summary judgement. We believe the allegations in the complaint are without merit and we will continue to vigorously defend our rights.

We are subject to various claims and legal actions that arise in the ordinary course of our business. We believe that such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business or our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective April 7, 1999, we effected a corporate reorganization. This reorganization was approved by the holders of a majority of our outstanding shares of common stock at a special meeting of the stockholders on March 29, 1999, with 18,683,329 shares voted in favor of the reorganization, 68,401 shares voted against the reorganization, and 11,477 shares abstained.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Our stock is traded on the Nasdaq National Market under the symbol "AEOS". The following table sets forth the range of high and low sales prices of the common stock as reported on The Nasdaq National Market during the periods indicated. As of March 1, 1999, there were 110 stockholders of record. The following information reflects the January 1998, May 1998, and May 1999 stock splits.


For the Quarters Ended                       Market Price
----------------------                       ------------



                                             High           Low
                                             ----           ---

April 1997                                 $ 2.78         $ 1.81

July 1997                                  $ 3.72         $ 2.24

October 1997                               $ 6.45         $ 3.45

January 1998                               $ 8.98         $ 6.56



April 1998                                 $20.79         $ 7.75

July 1998                                  $26.75         $16.57

October 1998                               $27.31         $14.13

January 1999                               $34.19         $21.88



We have never paid cash dividends and presently anticipate that all of our future earnings will be retained for the development of our business and do not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

Selected Consolidated Financial Data
(dollars in thousands, except per share amounts and square foot data)

                                                                                        For the Years Ended

                                                  January 30,    January 31,     February 1,       February 3,       July 29,
                                                     1999           1998           1997             1996 (2)          1995
                                                     ----           ----           ----             --------          ----
                                                                                                  (Unaudited))
Net sales (1)                                    $   587,600     $   405,713     $   326,404     $   340,323      $   296,563


Operating income (loss) (1)                      $    87,053     $    31,120     $     8,859     ($    1,073)     $    12,043


Net income (loss)                                $    54,118     $    19,537     $     5,925     ($    1,334)     $     6,765


Basic earnings (loss) per share (3)              $      1.20     $      0.44     $      0.13     ($     0.03)     $      0.15

Diluted earnings (loss) per share (3)            $      1.13     $      0.43     $      0.13     ($     0.03)     $      0.15

Total assets                                     $   210,948     $   144,795     $   110,438     $    95,363      $   134,484


Working capital                                  $    94,753     $    48,486     $    34,378     $    24,775      $    19,264


Stockholders' equity                             $   151,197     $    90,808     $    71,056     $    63,796      $    57,932


Average return on stockholders' equity                  44.7%           24.1%            8.8%           (2.3%)           12.5%


Current ratio                                           2.59            1.90            1.87            1.78             1.25


Long term debt                                          --              --              --              --               --


Total stores at year-end                                 386             332             303             273              297


Comparable store sales increase (decrease)              32.1%           15.1%          -1.8%             6.6%             2.9%


Net sales per average selling square foot (4)    $       497     $       391     $       340     $       381      $       351

Total selling square feet at end of period         1,276,889       1,080,657         990,980         916,796        1,001,262

Net sales per average gross square foot (4)      $       388     $       303     $       261     $       288      $       264


Total gross square feet at end of period           1,624,933       1,393,361       1,285,598       1,200,816        1,317,857


(1) The prior year amounts have been reclassified to conform to the January 30, 1999 classifications.
(2) The 53-weeks ended February 3, 1996 includes 9 months of sales, or $21.5 million, from outlet stores sold in October 1995. It also includes 6 months of operations from the year ended July 29, 1995, representing $113.7 million of net sales, $13.7 million of operating loss, and $8.4 million of net loss.
(3) Earnings (loss) per share has been restated for the January 1998 and May 1998 three-for-two stock splits, the May 1999 two-for-one stock split, and for the effect of Financial Accounting Standards Board Statement No. 128, Earnings per Share. See Notes 2 and 12 to the Consolidated Financial Statements.
(4) Average net sales per square foot is calculated using retail sales for the period divided by the straight average of the beginning and ending square footage for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


OVERVIEW


We achieved record sales and earnings for the year ended January 30, 1999 ('Fiscal 1998"). The improved sales and profitability resulted from our focus on several operating goals and merchandise strategies developed to improve operating performance, enhance brand image, and differentiate us from our competition. We emphasized these merchandising strategies:

-focus our merchandise assortment to support the American Eagle Outfitters(R) brand and to appeal to our target customer,

-commit to key merchandise items, and

-execute an in-season, regionally-based merchandise strategy.

Our strategic marketing initiatives focused on efforts to expand the non-store distribution of our merchandise by providing commerce opportunities on our Internet web site, ae.com, and through catalog promotions. Our operating initiatives included the addition of 54 new stores, net of closings, the upgrade of 16 locations to our newest store design, and continued focus on inventory productivity to improve merchandise flow and increase inventory turns. We also improved our distribution center facility productivity through a $6.0 million upgrade of the facility during Fiscal 1998. We believe this upgrade, together with a planned expansion in Fiscal 1999, will continue to improve replenishment and processing of new orders and increase the capacity of our facility to 700 stores.

As a result of these initiatives, our sales for Fiscal 1998 increased to $587.6 million compared to $405.7 million for the year ended January 31, 1998 ("the prior year" or "Fiscal 1997"), an increase of 44.8%. Comparable store sales achieved record levels for Fiscal 1998, increasing 32.1% compared to the prior year. We achieved this increase primarily through an 18.1% increase over last year in the number of merchandise units sold in comparable stores. Our net sales per average selling square foot increased to $497 for Fiscal 1998 from $391 for Fiscal 1997, a 27.1% increase. Additionally, gross profit increased to $234.5 million, or 39.9% of sales, for Fiscal 1998, compared to $137.0 million, or 33.8% of sales for the prior year. The increased gross profit reflected implementation of our strategic initiatives, resulting in improved merchandise mark-ons, decreased markdowns as a percent of sales, and improved leveraging of buying, occupancy and warehousing costs.


We continued our focus on improving inventory productivity, which is reflected in inventory turnover of 4.1 times in Fiscal 1998 versus 3.6 times in the prior year. Our liquidity, as measured by the current ratio, improved to 2.59 as of January 30, 1999 compared to 1.90 at the end of the prior year.

Fiscal 1998's higher gross profit translated into significantly improved operating profit and net income. Operating profit for Fiscal 1998 increased 180% to $87.1 million compared to $31.1 million in the prior year. Net income for Fiscal 1998 was $54.1 million, or $1.13 per share on a diluted basis, compared to $19.5 million, or $0.43 per share on a diluted basis, in the prior year. Our strong operating performance for the year as well as continued inventory productivity allowed us to fund working capital requirements entirely through cash flow. No borrowings were required under our $75.0 million credit facility.


Our balance sheet improved as a result of the operating performance achieved in Fiscal 1998. As of January 30, 1999, cash and cash equivalents, including short-term investments, increased by approximately 76% to $85.3 million from $48.4 million in the prior year as a result of cash provided by operating activities. Inventory was $49.7 million compared with $36.3 million in the prior year, and increased 18.2% on a per store basis reflecting earlier receipt of Spring 1999 merchandise. Stockholders' equity increased almost 67% to $151.2 million, or $3.28 per share, in Fiscal 1998 compared to $90.8 million, or $2.02 per share, at the end of the prior period. Average return on stockholders' equity was 44.7% for Fiscal 1998, compared with 24.1% for Fiscal 1997.

RESULTS OF OPERATIONS

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.


                                                                FOR THE FISCAL YEARS ENDED
                                                                --------------------------
                                                     January 30,       January 31,    February 1,
                                                        1999             1998           1997
                                                     -----------       -----------    -----------
Net sales                                             100.0   %        100.0 %        100.0  %

Cost of sales, including certain buying,
occupancy and warehousing expenses                     60.1             66.2           69.7
                                                       ----             ----           ----

Gross profit                                           39.9             33.8           30.3

Selling, general and administrative expenses           23.6             24.3           25.7

Depreciation and amortization                           1.5              1.8            1.9
                                                        ---              ---            ---

Operating income                                       14.8              7.7            2.7

Interest income, net                                    0.4              0.3            0.3
                                                        ---              ---            ---

Income before income taxes                             15.2              8.0            3.0


Provision for income taxes                              6.0              3.2            1.2
                                                        ---              ---            ---


Net income                                              9.2   %          4.8%           1.8 %
                                                        ===              ===            ===


COMPARISON OF FISCAL 1998 TO FISCAL 1997


Net sales increased 44.8% to $587.6 million from $405.7 million. The increase includes:

-$127.3 million from comparable store sales, representing a 32.1% increase over the prior year, and

-$54.6 million from new and non-comparable store sales, and non-store sales.

The increase resulted from an increase of 31.6% in units sold, as well as an 8.8% increase in prices. We operated 386 stores at the end of Fiscal 1998, compared to 332 stores at the end of Fiscal 1997.

Gross profit increased to $234.5 million from $137.0 million. Gross profit as a percent of net sales increased to 39.9% from 33.8%. The increase in gross profit as a percent of net sales, was attributable to a 3.6% increase in merchandise margins as well as a 2.5% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted from a decrease in markdowns as a percent of sales, and improved mark-ons. This improvement in buying, occupancy, and warehousing costs reflect improved leveraging achieved through comparable store sales growth.

Selling, general and administrative expenses increased to $138.8 million from $98.5 million. As a percent of net sales, these expenses decreased to 23.6% from 24.3%. The $40.3 million increase includes:

-$16.9 million in compensation costs to support increased sales and new incentive programs,

-$9.0 million for general services purchased, supplies, and other expenses,

-$7.8 million in store operating expenses to support new store growth, -$5.4 million for increased promotional advertising, direct mail, catalog and Internet development costs, and
-$1.2 million related to costs in connection with the Natco merger (See Note 3 of the Consolidated Financial Statements).

Depreciation and amortization expense increased to $8.6 million from $7.3 million. As a percent of net sales, these expenses decreased to 1.5% from 1.8%.

Interest income increased to $2.4 million from $1.2 million because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior period.

Income before income taxes increased to $89.5 million from $32.3 million. As a percent of net sales, income before income taxes increased to 15.2% from 8.0%. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

COMPARISON OF FISCAL 1997 TO FISCAL 1996


Net sales increased 24.3% to $405.7 million from $326.4 million. The increase includes:


-$47.5 million from comparable store sales, representing a 15.1% increase over the prior year, and
-$31.8 million from new and non-comparable stores, offset by closed store sales.

The total increase in net sales resulted primarily from an increase of 28.2% in units sold. We operated 332 stores at the end of Fiscal 1997, compared to 303 stores at the end of Fiscal 1996.

Gross profit increased to $137.0 million from $98.8 million. Gross profit as a percent of net sales increased to 33.8% from 30.3%. The increase was attributable to a 2.0% increase in merchandise margins and a 1.5% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted primarily from improved mark-ons and decreased markdowns as a percent of sales. This improvement in buying, occupancy, and warehousing costs reflect improved leveraging of these expenses.

Selling, general and administrative expenses increased to $98.5 million from $83.8 million. As a percent of net sales, these expenses decreased to 24.3% from 25.7%. The $14.7 million increase includes:


-$6.9 million in compensation costs to support increased sales, new incentive programs, and the increase in minimum wage effective September 1, 1997, -$4.3 million in store operating expenses to support new store growth, and -$3.5 million for increased promotional advertising and general services purchased.

Depreciation and amortization expense increased to $7.3 million from $6.1 million. As a percent of net sales, these expenses decreased to 1.8% from 1.9%.

Interest income increased to $1.2 million from $1.0 million primarily due to interest earned on the short-term note receivable from Azteca Production International. No borrowings were required under the terms of our line of credit during the current or prior period.


Income before income taxes increased to $32.3 million from $9.8 million. As a percent of net sales, income before income taxes increased to 8.0% from 3.0%. The increase was attributable to the factors noted above.


LIQUIDITY AND CAPITAL RESOURCES


Our primary source of cash in Fiscal 1998 was from operations. Our primary use of cash of $24.9 million was invested in capital expenditures. Additionally, $13.4 million was used to support inventory increases for anticipated sales growth and new stores. Working capital at year-end was $94.8 million for Fiscal 1998, $48.5 million for Fiscal 1997, and $34.4 million for Fiscal 1996. Fiscal 1998's increase resulted primarily from the increase in cash provided by operating activities.

For Fiscal 1998, the source of the $59.8 million of cash provided by operating activities was net income adjusted for non-cash charges for depreciation and amortization. A portion of the cash flow provided by operating activities was used to fund new store expansion, remodel existing stores, and other capital expenditures discussed below. Also, we used $13.4 million to purchase short-term investments with original maturities of six months to one year. These investments can be sold at any time. The remainder of the cash flow provided by operating activities is being retained to fund new store growth, remodelings, future system enhancements, and other capital expenditures. We fund merchandise purchases through operating cash flow.

At January 30, 1999, we had an unsecured demand lending arrangement with a bank to provide a $75.0 million line of credit at either the lender's prime lending rate (7.75% at January 30, 1999) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were required against the line during Fiscal 1998. At January 30, 1999, letters of credit in the amount of $39.2 million were outstanding leaving a remaining available balance on the line of $35.8 million.


Capital expenditures, net of construction allowances, totaled $24.9 million for Fiscal 1998. These expenditures included:

-the addition of 56 new stores totaling $9.5 million
-16 remodeled locations totaling $3.5 million
-$6.0 million in improvements to our distribution center
-$1.9 million in fixture and leasehold retrofits to existing stores and -$4.0 million in other capital expenditures.


We expect capital expenditures for Fiscal 1999 to total approximately $40.0 million. We plan to open approximately 80 stores during Fiscal 1999 at an estimated cost of $19.0 million. This forward-looking statement will be influenced by our financial position, consumer spending, and the number of acceptable mall store leases that may become available. Additionally, we have selected approximately 22 locations to upgrade to our newest store design in Fiscal 1999 for an estimated cost of $6.6 million. These locations were selected based upon sales performance and lease terms. Additionally, we plan to spend approximately $3.0 million to review and upgrade existing systems. We plan to spend approximately $5.0 million for fixtures and equipment upgrades in our distribution center facility to improve operating efficiencies and accommodate new store growth.


Our growth strategy includes the possibility of growth through acquisitions. We periodically consider and evaluate acquisitions and opportunities to support future growth, and may undertake acquisitions in 1999. At this time we have not committed to any material future acquisitions. In the event we did pursue material future acquisitions, any acquisitions could require additional equity or debt financing, which we would seek to obtain as required. There can be no assurance that we will be successful in closing any potential acquisition transaction, or that any acquisition we undertake will increase our profitability.


INCOME TAXES

At year-end, we had deferred tax assets of $10.4 million for Fiscal 1998 and $7.6 million for Fiscal 1997, which result from financial and tax accounting differences. We have had taxable income during each of the past three tax years and anticipate that future taxable income will be able to recover the full amount of the deferred tax asset. Assuming a 40% effective tax rate, we will need to recognize pre-tax net income of $26 million to recover existing deferred tax amounts. See Note 8 "Income Taxes" in the Notes to Consolidated Financial Statements.


IMPACT OF INFLATION

We do not believe that the relatively modest levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on us and the industry in the future.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using '00" as the year 1900 rather than the year 2000.


State of Readiness: Our plan to resolve the internal Year 2000 issue involves two major phases: detection and correction.

The detection phase includes planning, inventory, triage, and detailed assessment. We took an inventory of all our information technology and non-information technology systems to determine which of our systems were not Year 2000 compliant. We also implemented procedures to review the Year 2000 readiness in all new equipment acquired by us. Next, the Company prioritized its Year 2000 problems based upon their potential impact on the Company. This detailed assessment of the problems and a plan to correct these problems were completed in October 1998.


The correction phase includes repair and resolution and testing and implementation. We have four mission critical systems: distribution center systems, point of sale systems, merchandising software, and financial software. A portion of the packing systems in our distribution center are not Year 2000 compliant. We are implementing a software upgrade to make the packing system Year 2000 compliant. The point of sale register systems need to have a BIOS upgrade and a minor software upgrade. We are working with our outside vendors to complete these repairs in each store location. Additionally, our point of sale store polling system is not Year 2000 compliant and is being replaced with a Year 2000 compliant system. Our merchandise software needs a version upgrade in order to make it Year 2000 compliant. We are working to make the necessary upgrades by May 1999. Our financial software is Year 2000 compliant. We are internally reviewing and testing all mission critical systems and major systems components for Year 2000 compliance and plan to complete such tests by June 1999. We believe that all mission critical systems will be Year 2000 compliant.

With respect to suppliers and business partners, we have sent letters to approximately 1,800 parties in an attempt to determine the possible impact of failure of third parties to be Year 2000 compliant. Approximately 75% of the parties contacted have returned our questionnaire. We have had discussions with our major suppliers and continue to follow up with third parties to ensure that they remain on schedule with their Year 2000 compliance. We plan to visit our major suppliers to review their Year 2000 readiness. We have determined that approximately 10% of our vendors will not be Year 2000 compliant. However, none of these third parties are critical to our continuing operations. We believe that all of our major suppliers and business partners will be Year 2000 compliant.


Costs to Address Our Year 2000 Issues: The total cost of the Year 2000 project is estimated at $2.1 million and is being funded through cash flows from operations. To date, we have incurred approximately $1.2 million of which $0.3 million relates to hardware and software which was capitalized. The remaining costs were expensed as incurred and include salaries, incentive compensation and third party consulting services. Of the total remaining project costs, approximately $0.3 million is attributable to the purchase of new software and hardware, which will be capitalized. We cannot guarantee that these estimates will be achieved and actual results could differ materially from these plans.


Risks of Our Year 2000 Issues: We are dependent on our suppliers and business partners. If efforts on our part, our customers' part, our suppliers' and business partners' part, or the part of public utilities or the government fail to adequately address the relevant Year 2000 issues, the most likely worst case scenario would be possible delays in the delivery of merchandise to our stores. We do not currently believe that any such delay will cause a material adverse effect on us.

Our Contingency Plans: While we anticipate that all of our major suppliers and business partners will be Year 2000 compliant, we are developing a contingency plan which will allow the continuation of business operations in the event that we or any of our significant suppliers or business partners do not properly address Year 2000 issues. We will obtain early delivery of some merchandise from suppliers in an attempt to mitigate any Year 2000 issues that may arise. We are also looking for alternative vendors to supply products and services in the event that some of our current non-mission critical vendors are unable to perform because of Year 2000 problems. Further, we are searching for ways that we can support our current vendors who may have Year 2000 problems.

We cannot assure you that our efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by suppliers, transportation disruptions, or unforeseen circumstances.

SAFE HARBOR STATEMENT, SEASONALITY AND BUSINESS RISKS


This report contains various 'forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-the possibility of growth through acquisitions, -the planned opening of approximately 80 stores in Fiscal 1999, -the selection of approximately 22 stores for remodeling,

-the planned upgrade and expansion of our distribution center facilities, -the planned review and upgrade of existing systems, and -the completion of modifications to computer systems to enable the processing of transactions in the year 2000 and beyond.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

-our ability to successfully acquire and integrate other businesses, -decline in demand for our merchandise, -the ability to obtain suitable sites for new stores at acceptable costs, -the hiring and training of qualified personnel, -the integration of new stores into existing operations, -the expansion of buying and inventory capabilities, -the availability of capital,
-our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner, -the effect of economic conditions, and -the effect of competitive pressures from other retailers.

Results actually achieved may differ materially from expected results in these statements.

Historically, our operations have been seasonal, with a disproportionate amount of net sales and a majority of net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                          January 30,  January 31,  February 1,
ASSETS                                                        1999        1998        1997
                                                              ----        ----        ----


Current assets:
   Cash and cash equivalents                                $ 71,940    $ 48,359    $ 34,326
   Short-term investments                                     13,360        --          --
   Merchandise inventory                                      49,688      36,278      27,117
   Accounts and note receivable, including related party       8,560       7,647       3,556
   Prepaid expenses and other                                  2,757       5,388       4,381
   Deferred income taxes                                       8,199       4,801       4,380
                                                            --------    --------    --------
Total current assets                                         154,504     102,473      73,760
                                                            --------    --------    --------
Fixed assets:
   Fixtures and equipment                                     36,307      25,842      23,118
   Leasehold improvements                                     46,996      35,978      32,671
                                                            --------    --------    --------
                                                              83,303      61,820      55,789
   Less: Accumulated depreciation and amortization            29,933      23,273      21,598
                                                            --------    --------    --------
                                                              53,370      38,547      34,191
                                                            --------    --------    --------
Other assets                                                   3,074       3,775       2,487
                                                            --------    --------    --------
Total assets                                                $210,948    $144,795    $110,438
                                                            ========    ========    ========





LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                         $ 18,551    $ 24,606    $ 20,430
   Accrued compensation and payroll taxes                     17,739       9,227       4,926
   Accrued rent                                               13,042       7,909       6,006
   Accrued income and other taxes                              3,208       8,738       5,478
   Other liabilities and accrued expenses                      7,211       3,507       2,542
                                                            --------    --------    --------
Total current liabilities                                     59,751      53,987      39,382
Stockholders' equity                                         151,197      90,808      71,056
                                                            --------    --------    --------

Total liabilities and stockholders' equity                  $210,948    $144,795    $110,438
                                                            ========    ========    ========




                 See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share  amounts)




                                                             FOR THE YEARS ENDED
                                                             -------------------

                                                        January 30, January 31, February 1,
                                                          1999         1998        1997
                                                          ----         ----        ----


Net sales                                                $587,600    $405,713    $326,404

Cost of sales, including certain buying,
occupancy and  warehousing  expenses                      353,089     268,746     227,648
                                                         --------    --------    --------
Gross profit                                              234,511     136,967      98,756

Selling, general and administrative expenses              138,847      98,529      83,810

Depreciation and amortization                               8,611       7,318       6,087
                                                         --------    --------    --------
Operating income                                           87,053      31,120       8,859

Interest income, net                                        2,436       1,158         973
                                                         --------    --------    --------

Income before income taxes                                 89,489      32,278       9,832

Provision for income taxes                                 35,371      12,741       3,907
                                                         --------    --------    --------

Net income                                               $ 54,118    $ 19,537    $  5,925
                                                         ========    ========    ========

Basic earnings per common share                          $   1.20    $   0.44    $   0.13
                                                         ========    ========    ========

Diluted earnings per common share                        $   1.13    $   0.43    $   0.13
                                                         ========    ========    ========

Weighted average common shares outstanding  - basic        45,281      44,181      43,899
                                                         ========    ========    ========

Weighted average common shares  outstanding - diluted      47,952      45,633      45,388
                                                         ========    ========    ========



                 See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997


(In thousands)                                                                                             Deferred
                                                  (1) Common    Contributed    Retained      Treasury    Compensation Stockholders'
                                          Shares     Stock        Capital      Earnings      Stock          Expense       Equity
                                           -----    ---------    ---------     ---------     ---------     ---------     ---------

Balance at February 3, 1996                9,875    $      99    $  56,670     $  11,194     ($  1,516)    ($  2,651)    $  63,796

Net income                                  --           --           --           5,925          --            --           5,925

Exercise and cancellation of stock
options and restricted stock                  43         --            356          --            (109)           53           300

Tax benefit realized on exercised
stock options and vested
restricted stock                            --           --             44          --            --            --              44


Restricted stock and stock option
compensation                                --           --           --            --            --             991           991


Restricted stock grant                      --           --          1,229          --            --          (1,229)         --
                                         -------    ---------    ---------     ---------     ---------     ---------     ---------

Balance at February 1, 1997                9,918           99       58,299        17,119        (1,625)       (2,836)       71,056

Net income                                  --           --           --          19,537          --            --          19,537

Exercise of stock options                    115            1          973          --            --            --             974

Tax benefit realized on exercised
stock options and vested restricted
stock                                       --           --            277          --            --            --             277

Investment in Prophecy, Ltd.                --           --         (1,350)         (900)         --            --          (2,250)


Restricted stock and stock option
compensation                                --           --            370          --            --             844         1,214


Three-for-two stock split -
January 5, 1998                            4,978           50           (50)         --            --            --            --
                                         -------    ---------    ---------     ---------     ---------     ---------     ---------

Balance at January 31, 1998               15,011          150       58,519        35,756        (1,625)       (1,992)       90,808

Net income                                  --           --           --          54,118          --            --          54,118

Exercise of stock options                    426            4        1,776          --            --            --           1,780

Tax benefit realized on exercised
stock options and vested restricted
stock                                       --           --          2,255          --            --            --           2,255

Restricted stock and stock option
compensation                                --           --           --            --            --           1,336         1,336


Restricted stock grant                        64            1        1,417                         345        (1,763)         --


Merger costs incurred by Natco              --           --            900          --            --            --             900

Three-for-two stock split - May 8,
1998                                       7,554           76           (76)         --            --            --           --

Two-for-one stock split - May 3,
1999                                      23,055          230          (230)         --            --            --           --
                                         -------    ---------    ---------     ---------     ---------     ---------     ---------


BALANCE AT JANUARY 30, 1999               46,110    $     461    $  64,561     $  89,874     ($  1,280)    ($  2,419)    $ 151,197
                                         =======    =========    =========     =========     =========     =========     =========


(1)125 MILLION AUTHORIZED, 46 MILLION ISSUED (ADJUSTED FOR THE JANUARY 1998, MAY 1998, AND MAY 1999 STOCK SPLITS) $.01 PAR VALUE COMMON STOCK AT JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                 FOR THE YEARS ENDED
                                                               -------------------
                                                   January 30,  January 31,   February 1,
                                                      1999        1998          1997
                                                   -----------  -----------   -----------
Operating activities:

Net income                                         $ 54,118     $ 19,537     $  5,925

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                      8,611        7,318        6,087

 Loss on impairment and write-off of
   fixed  assets                                      1,467        2,292        2,067

   Restricted stock compensation                      1,336        1,214          991

   Deferred income taxes                             (2,753)        (496)      (1,898)

   Merger costs incurred by Natco                       900         --           --

Changes in assets and liabilities:

   Merchandise inventory                            (13,410)      (8,903)      (3,723)

   Receivables                                         (913)      (2,611)       2,055

   Prepaid and other                                  2,445       (1,578)        (400)

   Receivables from officers                           --            376          (30)

   Accounts payable                                  (5,400)      (1,657)       4,018

   Accrued liabilities                               13,420       10,676        3,489
                                                   --------     --------     --------

           Total adjustments                          5,703        6,631       12,656
                                                   --------     --------     --------

Net cash provided by operating activities            59,821       26,168       18,581
                                                   --------     --------     --------

Investing activities:

Capital expenditures                                (24,919)     (12,646)     (10,540)

Net purchase of short-term investments              (13,360)        --           --

Investment in Prophecy, Ltd.                           --           (900)        --


Proceeds from sale of assets                              6           54        5,874
                                                   --------     --------     --------

Net cash used for investing activities              (38,273)     (13,492)      (4,666)
                                                   --------     --------     --------

Financing activities:

Net proceeds from stock options exercised             2,033        1,357          425
                                                   --------     --------     --------


Net cash provided by financing activities             2,033        1,357          425
                                                   --------     --------     --------


Net increase in cash and cash equivalents            23,581       14,033       14,340


Cash and cash equivalents - beginning of period      48,359       34,326       19,986
                                                   --------     --------     --------


Cash and cash equivalents - end of period          $ 71,940     $ 48,359     $ 34,326
                                                   ========     ========     ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 30, 1999


1.  BUSINESS OPERATIONS AND BASIS OF PRESENTATION

American Eagle Outfitters, Inc. (the "Company") is a specialty retailer of all-American casual apparel, accessories, and footwear for men and women between the ages of 16 and 34. The Company designs, markets, and sells its own brand of versatile, relaxed, and timeless classics like AE dungarees, khakis, and T-shirts, providing high quality merchandise at affordable prices. The Company operates retail stores located primarily in regional enclosed shopping malls principally in the Midwest, Northeast, and Southeast. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned royalty, investment and sourcing subsidiaries. All inter-company transactions have been eliminated.

The following table sets forth the approximate percentage of net sales attributable to each merchandise group for each of the periods indicated:

            FOR THE YEARS ENDED
            ------------------
                                              January 30,    January 31,   February 1,
                                                 1999           1998          1997
                                                 ----           ----          ----

Mens apparel                                     40%           41%           36%

Womens apparel                                   52%           50%           47%

Footwear and accessories                          8%            9%           17%
                                                ---           ---           ---

                                                100%          100%          100%
                                                ===           ===           ===

Effective May 4, 1997, the Company acquired the operations of Prophecy, Ltd. partnership ('Prophecy'), a New York-based production and sourcing company. The majority partner of Prophecy was a related party. The goals of the acquisition were to leverage the talent and expense of the Company's New York design office and to use Prophecy's production and sourcing expertise and manufacturing relationships to shorten product delivery cycles and enable the Company to improve product quality and value. The terms of the acquisition included a cash payment of $0.9 million at closing as well as the assumption of net liabilities of approximately $2.7 million. The acquisition was accounted for as a purchase; however, the assets acquired and the liabilities assumed have been recorded at historic carrying value because Prophecy was under common control with the Company. The premium in excess of Prophecy's book value was recorded as a reduction to equity. The results of operations of Prophecy are included in the accompanying Consolidated Financial Statements from the date of acquisition.


Prior to the consummation of the Company's initial offering, the existing stockholders contributed 1,171,124 shares of common stock to the Company which in turn, issued the common stock to officers, directors and other individuals performing services for the Company. Pursuant to the April 13, 1994 restricted stock agreements, this common stock was issued without cash consideration and vests over five years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, the Company reports on a July year-end. As used herein, 'Fiscal 1998", 'Fiscal 1997" and 'Fiscal 1996" refer to the twelve month periods ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. 'Fiscal 1999" refers to the twelve month period ending January 29, 2000.

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

Recent Financial Accounting Standards Board Pronouncements

FASB 130 Reporting Comprehensive Income

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income,' which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This standard is effective for Fiscal 1998, however, it does not have any impact on the financial statement disclosures because the Company does not currently have any elements of comprehensive income

FASB 131 Disclosures about Segments of an Enterprise

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise,' which establishes standards for the disclosure of selected information about reportable segments, disclosures about product and services, geographic areas, and major customers in financial statements. This standard is effective for Fiscal 1998, however, it does not currently have a significant impact on financial statement disclosures of the Company.

FASB 132 Disclosures about Pensions and Other Post-retirement Benefits

In 1998, the FASB issued Statement of Financial Accounting Standards No. 132, 'Disclosures about Pensions and Other Post-retirement Benefits,' which modifies established standards for disclosures related to pensions and other post-retirement benefits. This standard is effective for Fiscal 1998. The Company does not maintain any post-retirement or defined benefit plans. Therefore, this statement does not have any impact on financial statement disclosures.

FASB 133 Accounting for Derivative Instruments and Hedging Activities

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' which establishes standards for the recognition and measurement of derivatives and hedging activities. This standard is effective for Fiscal 2000. The Company does not currently engage in these types of risk management or investment activities., This statement is not anticipated to have any impact on the Company's financial statements

Cash

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of January 30, 1999, short-term investments include investments with an original maturity of greater than three months (averaging approximately 10 months) and consist of tax-exempt municipal bonds classified as available for sale. These investments are recorded at cost and approximate market value.

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


         (Dollars in thousands)

                                                     For the Years Ended
                                                     -------------------
                                         January 30,    January 31,     February 1,
                                            1999           1998            1997
                                         -----------    -----------     -----------

Depreciation  expense                       $8,215         $6,943         $5,933

Amortization  expense                          396            375            154
                                            ------         ------         ------

Total                                       $8,611         $7,318         $6,087
                                            ======         ======         ======


In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of",impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Stock Option Plan

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company continues to account for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opionion No. 25. See pro forma disclosures required under FASB Statement No. 123 in Note 10.

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


Advertising Costs

Advertising costs are expensed as incurred. Advertising expense is summarized as follows:



         (Dollars in thousands)

                                                      For the Years Ended
                                                      -------------------
                                      January 30,        January 31,     February 1,
                                         1999               1998            1997
                                      -----------        -----------     -----------

Advertising expense                      $16,431         $10,067         $ 8,501

Supplemental Disclosures of Cash Flow Information

(Dollars in thousands)

                                                     For the Years Ended
                                                     -------------------
                                             January 30,   January 31,   February 1,
                                                1999         1998           1997
                                             -----------   -----------   -----------
Cash paid during the periods for:

Income taxes                                   $41,706      $ 9,675      $ 4,420

Interest                                       $  --        $  --        $  --


Earnings Per Share

The Company adopted Financial Accounting Standards Board issued Statement No. 128, 'Earnings per Share', (FASB 128) in Fiscal 1997. Earnings per share amounts for all periods have been restated to give effect to the application of FASB No.
128. The effect of the restatement on earnings per share for the restated periods is immaterial.

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.



                                                          FOR THE YEARS ENDED
                                                          -------------------
(In thousands)                                   January 30, January 31, February 1,
                                                    1999        1998         1997
                                                 ----------- ----------- -----------
Net income used in basic EPS                       $54,118    $19,537    $ 5,925
                                                   =======    =======    =======

Weighted average number of common shares used
    in basic EPS                                    45,281     44,181     43,899

Effect of dilutive stock options and
    non-vested restricted stock                      2,671      1,452      1,489
                                                   -------    -------    -------

Weighted average number of common shares and
    dilutive potential common stock used in
    diluted EPS                                     47,952     45,633     45,388
                                                   =======    =======    =======


RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 1998 presentation.

3.  RELATED PARTY TRANSACTIONS

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

In addition, the Company and its subsidiaries purchase merchandise from and sell merchandise to various related parties and use the services of a related importing company. During 1998, the Company advanced funds to the importing company for estimated expenses incurred on behalf of the Company, but not billed. As of January 30, 1999, these advances exceeded the billings for goods-in-transit in the amount of $1.9 million and are included in accounts and note receivable on the Consolidated Balance Sheet.

During Fiscal 1997, the Company provided a short-term loan in the amount of $3.0 million to Azteca Production International, a related party vendor. The terms of the note include annual interest at 7% plus a margin defined as the difference between 8.5% and National City Bank's prime lending rate. The note receivable outstanding balance at January 31, 1998 was approximately $1.3 million. The loan was paid off in April 1998.

The Company has entered into a Plan of Reorganization and Agreement and Plan of Merger with Natco Industries, Inc. ('Natco') and Thorn Hill Acquisition Corp. ('Newco'), a wholly owned subsidiary of Natco, with the Company surviving the merger and becoming a wholly owned subsidiary of Natco. Natco is related to the Company through common controlling stockholders. This merger was completed by the Company to (i) eliminate Natco's potential conflicts of interest as to the financial objectives of the Company, (ii) obtain the benefits of the holding company structure arising from the reorganization and merger, and (iii) reduce the concentration of ownership of the Company providing the opportunity to increase liquidity in the market and enhance the Company's long-term ability to raise capital. During Fiscal 1998, $0.9 million in costs were incurred by Natco in connection with the merger which are reflected in selling, general and administrative expenses in the Consolidated Statements of Operations. In addition, during Fiscal 1998, the Company incurred approximately $0.3 million in costs in connection with the merger which are also included in selling, general, and administrative expenses. The net assets of Natco primarily consist of approximately 30% ownership of the Company's common stock. The transaction does not have a significant impact on the Company's existing financial statements.

Related party amounts follow:

         (Dollars in thousands)

                                                                FOR THE YEARS ENDED
                                                                -------------------
                                                     January 30,         January 31,        February 1,
                                                        1999                1998              1997
                                                     -----------         -----------        -----------
Merchandise purchases through
    a related party importer                           $79,852           $65,192            $42,629

Accounts payable                                        $1,237            $7,826             $7,068

Accounts and note receivable                            $2,829            $3,755             $1,334

Rent expense                                            $1,548            $1,549             $1,407

Merchandise sales                                       $3,289            $8,669             $2,812


The Company provided loans to certain officers and other individuals to pay the taxes on the restricted stock that vests each year. These loans have been paid off and there was no receivable balance outstanding as of January 30, 1999 or January 31, 1998. As of February 1, 1997, the outstanding value of these loans, including interest at 6.8%, approximated $376,000.

4.  ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:


(Dollars in thousands)                             January 30, January 31, February 1,
                                                      1999       1998         1997
                                                   ----------- ----------- -----------

Accounts receivable - construction allowances         $4,008     $1,518    $1,336

Related party accounts and note receivable             2,829      3,755     1,334

Accounts receivable - other                            1,723      2,374       886
                                                      ------     ------    ------

Total                                                 $8,560     $7,647    $3,556
                                                      ======     ======    ======

5.  NOTES PAYABLE

The Company has an unsecured demand lending arrangement with a bank to provide a $75 million line of credit at either the lender's prime lending rate (7.75% at January 30, 1999) or a negotiated rate such as LIBOR. This reflects a $15 million increase in line availability for letters of credit which occurred in July 1998. Because there were no borrowings in Fiscal 1998, there were no amounts paid for interest. The facility has a limit of $40 million to be used for direct borrowing. No borrowings were outstanding as of January 30, 1999, January 31, 1998, and February 1, 1997. The Company had letters of credit of approximately $39.2 million outstanding at January 30, 1999 which were primarily related to the purchase of inventory. The remaining balance which could be borrowed under this lending arrangement was $35.8 million at January 30, 1999.

6.  IMPAIRMENT OF ASSETS

In accordance with FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Based on these evaluations, the Company determined that assets with a net carrying amount of approximately $2.2 million at January 30, 1999 compared with $2.3 million at January 31, 1998 were impaired. The expense included in selling, general and administrative expenses for Fiscal 1998 and Fiscal 1997 was $0.2 million and $1.7 million, respectively. Fair value was based on management's estimate of the potential future benefits of such assets.

7.  LEASE COMMITMENTS

All store operations are conducted from leased premises. These leases generally provide for base rentals and the payment of a percentage of sales as additional rent when sales exceed specified levels. Minimum rentals relating to these leases are recorded on a straight-line basis. In addition, the Company is typically responsible under its leases for common area maintenance charges, real estate taxes and certain other expenses. These leases are classified as operating leases.


Rent expense charged to operations, including amounts paid under short-term cancelable leases, was as follows:

(Dollars in thousands)



                                               FOR THE YEARS ENDED
                                               -------------------
                                         Jan. 30,      Jan. 31,       Feb. 1,
                                          1999           1998           1997
                                         --------      --------       -------

Minimum rentals                          $53,482         $47,421         $42,738

Contingent rentals                         6,177           1,725             674
                                         -------         -------         -------

Total                                    $59,659         $49,146         $43,412
                                         =======         =======         =======

The table below summarizes future minimum lease obligations under operating leases in effect at January 30, 1999:

(In thousands)


Fiscal years:                                                     Future Minimum
                                                               Lease Obligations
                                                               -----------------
1999                                                                     $38,523

2000                                                                      36,857

2001                                                                      34,669

2002                                                                      32,646

2003                                                                      32,573

Thereafter                                                                82,921
                                                                        --------
Total                                                                   $258,189
                                                                        ========

The Company is contingently liable for the rental payments totaling approximately $3.2 million for the outlet stores which were sold in October 1995.


8.  INCOME TAXES

The significant components of the Company's deferred tax assets (there are no deferred tax liabilities) were as follows:

          (Dollars in thousands)               January 30, January 31,  February 1,
                                                  1999        1998          1997
                                                  ----        ----          ----
CURRENT:
      Inventories                                $ 2,826     $ 1,297     $ 1,326
      Accrued rent                                 3,375       2,545       2,015
      Salaries and compensation                    1,274         743         773

      Other                                          724         216         266
                                                 -------     -------     -------
                                                   8,199       4,801       4,380
                                                 -------     -------     -------
LONG TERM:
      Basis differences in fixed assets            2,200       2,790       1,391
      Other                                         --            55        --
                                                 -------     -------     -------
                                                   2,200       2,845       1,391
                                                 -------     -------     -------

Total                                            $10,399     $ 7,646     $ 5,771
                                                 =======     =======     =======

Significant components of the provision for income taxes are as follows:



                                                     FOR THE YEARS ENDED
                                                     -------------------
(Dollars in thousands)                 January 30,     January 31,    February 1,
                                          1999            1998          1997
                                          ----            ----          ----
CURRENT:
       Federal                           $ 31,819       $ 12,366       $  4,709
       State                                6,305          2,250          1,096
                                         --------       --------       --------
       Total current                       38,124         14,616          5,805
                                         --------       --------       --------
DEFERRED:
       Federal                             (2,298)        (1,733)        (1,584)
       State                                 (455)          (142)          (314)
                                         --------       --------       --------
       Total deferred                      (2,753)        (1,875)        (1,898)
                                         --------       --------       --------

Provision for income taxes               $ 35,371       $ 12,741       $  3,907
                                         ========       ========       ========


A tax benefit has been recognized as contributed capital, in the amount of $2,255,000 for the year ended January 30, 1999, $277,000 for the year ended January 31, 1998 and $44,000 for the year ended February 1, 1997, resulting from additional tax deductions related to vested restricted stock grants and stock options exercised.

A reconciliation between the statutory federal income tax and the effective tax rate follows:


                                                                  PROVISION
                                                                  ---------
                                                             FOR THE YEARS ENDED
                                                             -------------------
                                              January 30,        January 31,    February 1,
                                                  1999              1998           1997
                                                  ----              ----           ----
Federal income tax rate                              35                35            35

State income taxes, net of federal income
tax effect                                            4                 4             4

Other items, net                                      1                 1             1
                                                      -                 -             -

                                                     40                40            40
                                                     ==                ==            ==


9.  PROFIT SHARING PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a 401(k) retirement plan and contributory profit sharing plan. Full-time employees who have attained twenty-one years of age and have completed one year of service can contribute up to 15% of their salaries to the 401(k) plan on a pre-tax basis, subject to IRS limitations. The Company will match up to 3% of the participants' eligible compensation. Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. The Company recognized $2,885,000, $1,242,000 and $669,000 in expense during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively, in connection with these plans.

The Employee Stock Purchase Plan (ESPP), effective on April 1, 1996, covers employees who are at least 20 ' years old, have one year of service, and work at least 1,000 hours. Contributions are determined by the employee with a maximum of $1,248 annually with the Company matching 15% of the investment. These contributions are used to purchase shares of Company stock in the open market.

10.  STOCK OPTION PLAN AND RESTRICTED STOCK AGREEMENTS

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), 'Accounting for Stock Issued to Employees' and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), 'Accounting for Stock-Based Compensation,' requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "Plan"). The Plan provides for the grant of 2,700,000 incentive or non-qualified options to purchase common stock. On June 3, 1996, the Plan was amended to provide for the grant of an additional 1,350,000 shares for which options may be granted under the Plan. On May 7, 1997, the Plan was further amended to provide for the grant of an additional 1,350,000 shares for which options may be granted under the Plan. Additionally, the amendment provided that the maximum number of options which may be granted to one individual may not exceed 1,800,000 shares. All full-time employees and selected related party consultants to the Company are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of grant. Directors who are not officers or employees of the Company were previously granted options for 11,250 shares of stock annually at fair value, which vest one year after the date of grant. On September 11, 1996, the Plan was amended to grant 4,500 shares of stock at fair value to the members of the Board of Directors who are not officers or employees of the Company on the first trading day of each fiscal quarter of the Company which vest one year after the date of grant and are exercisable for a ten-year period from the date of grant. This provision became effective for the third quarter of Fiscal 1996.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal 1998: risk-free interest rates of 5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of.678; weighted-average expected life of the option of 6 years; and an expected forfeiture rate of approximately 12%. The assumptions for Fiscal 1997 included risk-free interest rates of 6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of.644; weighted-average expected life of the option of 6 years; and an expected forfeiture rate of approximately 13%. The assumptions for Fiscal 1996 included risk-free interest rates of 5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of.7384; weighted-average expected life of the option of 5 years; and an expected forfeiture rate of approximately 15%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



(In thousands, except earnings per share)

                                                 FOR THE YEARS ENDED
                                                 -------------------
                                        January 30,     January 31,   February 1,
                                            1999           1998           1997
                                            ----           ----           ----
Pro forma net income                     $   52,467     $   19,060     $    5,354

Pro forma net income per share

   Basic                                 $     1.16     $     0.43     $     0.12

   Diluted                               $     1.09     $     0.42     $     0.12

A summary of the Company's stock option activity follows:



                                                                FOR THE YEARS ENDED
                                                                -------------------

                                        JANUARY 30, 1999 (2)      JANUARY 31, 1998 (2)          FEBRUARY 1, 1997 (2)
                                        --------------------      --------------------          --------------------
                                                      Weighted-                 Weighted-                       Weighted-
                                                       Average                   Average                         Average
                                                       Exercise                  Exercise                        Exercise
                                        Options         Price     Options         Price       Options             Price
                                        -------         -----     -------         -----       -------             -----

Outstanding - beginning of year         3,356,238        $2.11    2,843,552        $1.98       1,601,774          $2.94


Granted
  (Exercise Price equal to
   Fair Value)                          1,236,152       $11.16    1,035,000        $2.63       2,132,776          $2.12


Granted
   (Exercise Price less than
    Fair Value)                                 -          -              -          -           526,500          $1.50


Exercised (1)                            (950,606)       $1.88     (442,214)       $2.21        (193,274)         $1.58


Cancelled                                (115,354)       $6.19      (80,100)       $2.27      (1,224,224)         $3.33
                                        ---------                 ---------                    ---------


Outstanding - end of year (3)           3,526,430        $5.21    3,356,238        $2.11       2,843,552          $1.98
                                        =========        =====    =========        =====       =========          =====




Exercisable - end of year (4)             553,224        $2.37      664,424        $1.63         474,434          $1.72


Weighted average fair value of
options granted during the year                          $6.91                     $1.46                          $1.66


(1) Options exercised during Fiscal 1998 ranged in price from $1.39 - $6.45 with an average of $1.88.
(2) As of January 30, 1999, January 31, 1998 and February 1, 1997, the Company had 287,472 shares, 1,408,276 shares and 1,013,174 shares available for grant, respectively.
(3) As of January 30, 1999, the exercise price of 1,996,178 options outstanding ranged between $1.39 and $2.78 with weighted average remaining contractual lives between approximately 7 and 8 years. The exercise price of 1,232,252 options outstanding ranged between $3.84 and $8.92 with weighted average remaining contractual lives between approximately 7 and 9 years.
(4) As of January 30, 1999, the exercise price of 517,954 options exercisable ranged between $1.39 and $3.88.

The Company maintains a restricted stock plan for compensating certain employees and selected related party consultants. At January 30, 1999, 1,256,938 shares of restricted stock were outstanding at grant prices ranging from $3.56 to $24.92, with 906,150 shares vested. During Fiscal 1998, 128,000 shares of restricted stock were granted ranging in price from $8.92 to $24.92.

For Fiscal 1998, Fiscal 1997, and Fiscal 1996, the Company recorded $1,336,156, $1,214,167, and $990,050 in compensation expense, respectively, on restricted stock and certain stock options granted during Fiscal 1996 where the exercise price is less than fair value of the underlying stock, and certain options granted to non-employees. Assuming no acceleration of vesting, the Company will record $1,401,172 per year in compensation expense during the remaining vesting periods.

11.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED

(In thousands, except earnings per share )                                                Quarters Ended

                                                                      May 2,        August 1,       October 31,      January 30,
                                                                       1998            1998             1998             1999
                                                                       ----            ----             ----             ----

Net sales                                                          $      99,694        $125,731      $    149,068       $ 213,107

Gross profit                                                              37,217          49,063            60,420          87,811

Income before provision for income taxes                                   9,561          15,738            22,685          41,505

Net income                                                                 5,805           9,553            13,871          24,889

Basic earnings per common share (1)                                        $0.13           $0.21             $0.31           $0.55

Diluted earnings per common share (1)                                      $0.12           $0.20             $0.29           $0.52




                                                                      May 3,        August 2,       November 1,      January 31,
                                                                       1997            1997             1997             1998
                                                                       ----            ----             ----             ----
Net sales                                                          $      60,952   $      86,159    $      104,902   $     153,700

Gross profit                                                              14,253          25,053            38,654          59,007

Income (loss) before provision for income taxes                           (5,996)          1,878            10,339          26,057

Net income (loss)                                                         (3,619)          1,120             6,276          15,760

Basic earnings (loss) per common share (1)                                ($0.08)          $0.03             $0.14           $0.35

Diluted earnings (loss) per common share (1)                              ($0.08)          $0.02             $0.14           $0.34

(1) Per share amounts have been restated to reflect the adoption of FASB 128, the three-for-two stock splits, and the two-for-one stock split.

12.   SUBSEQUENT EVENTS

On March 17, 1999, the Company's Board of Directors approved a two-for-one stock split to be distributed on May 3, 1999, to stockholders of record on April 23, 1999. All share amounts and per share data have been restated to reflect this stock split.

The Natco merger discussed in Note 3 was approved by the stockholders on March 29, 1999, and became effective on April 7, 1999. In connection with the merger, the Company increased its authorized shares of common stock to 125,000,000 and authorized 5,000,000 shares of preferred stock. These shares have $.01 par value.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of January 30, 1999, January 31, 1998, and February 1, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 30, 1999, January 31, 1998, and February 1, 1997 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 1999
Except for Note 12, as to which the date is April 7, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions "Nominees For Election As Directors", "Information Concerning Board of Directors" and "Executive Officers" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 8, 1999, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 8, 1999 under the captions "Executive Officer Compensation", "Option/SAR Grants in Last Fiscal Year", and "Aggregated Option Exercises and Fiscal Year-End Option Value" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 8, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on June 8, 1999, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    The following consolidated financial statements are included in
Item  8:

               Consolidated Balance Sheets as of January 30, 1999, January 31, 1998, and February 1, 1997

               Consolidated Statements of Operations for the years ended January 30, 1999, January 31, 1998, and February 1, 1997

               Consolidated Statements of Stockholders' Equity for the years ended January 30, 1999, January 31, 1998 and February 1, 1997

               Consolidated Statements of Cash Flows for the years ended January 30, 1999, January 31, 1998, and February 1, 1997

               Notes to the Consolidated Financial Statements

(a)(2) No financial statement schedules are supplied because of the absence of the conditions under which they are required.

(a)(3)   Exhibits:

        ------------- -------------------------------------------------- ---------------------------------------------------
        Exhibit No.                                                                       Exhibit Index
                                                                                            Page No.
        ------------- -------------------------------------------------- ---------------------------------------------------
        2.1           Plan of Reorganization and Merger Agreement,       Previously filed as Appendix A to the Prospect US
                      dated as of November 30, 1998, among Natco         included in the Registration Statement on Form S-4
                      Industries, Inc., Thorn Hill Acquisition Corp.,    (file no. 333-68609) filed December 9, 1998, as
                      Natco Limited Liability Company and American       amended, and incorporated herein by reference.
                      Eagle Outfitters, Inc.
        ------------- -------------------------------------------------- ---------------------------------------------------
        3.1           Second Amended and Restated Certificate of
                      Incorporation, as amended.
        ------------- -------------------------------------------------- ---------------------------------------------------
        3.2           Amended and Restated Bylaws.                       Previously filed as Exhibit 3.2 to Registration
                                                                         Statement on Form S-4 (file no. 333-68609) filed
                                                                         December 9, 1999, as amended, and incorporated
                                                                         herein by reference.
        ------------- -------------------------------------------------- ---------------------------------------------------
        4.1           See Second Amended and Restated
                      Articles of Incorporation as Exhibit 3.1
        ------------- -------------------------------------------------- ---------------------------------------------------
        4.2           See Amended and Restated Bylaws as Exhibit 3.2
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.1          Office/Distribution Center Lease dated January     Previously filed as Exhibit 10.1 to the
                      1, 1996 between the Registrant and Linmar Realty   Transition Report to Stockholders for the
                      Company.                                           transition period ended February 3, 1996.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.2          Form of Import Services Agreement.                 Previously filed as Exhibit 10.2 to Registration
                                                                         Statement on Form S-1 (file no. 33-75294) filed
                                                                         February 14, 1994, as amended, and incorporated
                                                                         herein by reference.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.3          Form of the Registrant's 1994 Stock Option Plan.   Previously filed as Exhibit 4(a) to Registration
                                                                         Statement on Form S-8 (file no. 33-79358) filed
                                                                         May 25, 1994, as amended on Form S-8 (file no.
                                                                         33-12643) filed September 25, 1996 and
                                                                         incorporated herein by reference and Form S-8
                                                                         (file no. 33-44759) filed January 22, 1998 and
                                                                         incorporated herein by reference.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.4          Form of Restricted Stock Agreement                 Previously filed as Exhibit 4(a) to Registration
                                                                         Statement on Form S-8 (file no. 33-79358) filed
                                                                         May 25, 1994 and incorporated herein by reference.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.5          Form of Indemnification Agreement                  Previously filed as Exhibit 10.7 to Registration
                                                                         Statement on Form S-1 (file no. 33-75294) filed
                                                                         February 14, 1994, as amended,  and incorporated
                                                                         herein by reference.
        ------------- -------------------------------------------------- ---------------------------------------------------

        ------------- -------------------------------------------------- ---------------------------------------------------
        Exhibit No.                                                                       Exhibit Index
                                                                                            Page No.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.6          Merchandise Royalty Agreement                      Previously filed as Exhibit 10.8 to Form 10-K for
                                                                         the year ended July 29, 1995.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.7          Employee Stock Purchase Plan                       Previously filed as Exhibit 4(a) to Registration
                                                                         Statement on Form S-8 (file no. 33-33278), filed
                                                                         on April 5, 1996 and incorporated herein by
                                                                         reference.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.8          Purchase Agreement re: Prophecy Acquisition.       Previously filed as Exhibit 10.10 to Form 10-Q
                                                                         for the quarterly period ended May 3, 1997.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.9          Loan and Security Agreement with Azteca            Previously filed as Exhibit 10.11 to Form 10-Q
                      Production International, Inc.                     for the quarterly period ended August 2, 1997.
        ------------- -------------------------------------------------- ---------------------------------------------------
        10.10         First Amendment to Loan with Azteca Production     Previously filed as Exhibit 10.12 to Form 10-Q for
                      International, Inc.                                the quarterly period ended November 1, 1997.
        ------------- -------------------------------------------------- ---------------------------------------------------
        21            Subsidiaries.
        ------------- -------------------------------------------------- ---------------------------------------------------
        23.1          Consent of Ernst & Young LLP.
        ------------- -------------------------------------------------- ---------------------------------------------------
        24            Power of Attorney.
        ------------- -------------------------------------------------- ---------------------------------------------------
        27            Financial Data Schedule.
        ------------- -------------------------------------------------- ---------------------------------------------------


(b)   Reports on Form 8-K

      We have the following Current Reports on Form 8-K since October 31, 1998:

          (i) Current Report on Form 8-K, dated November 2, 1998, filed with the Securities and Exchange Commission on November 9, 1998,
                  Item 5. Other Events, Re: Reincorporation.

          (ii) Current Report on Form 8-K/A, dated November 2, 1998, filed with the Securities and Exchange Commission on January 12, 1999, Item 5. Other Events, Re: Reincorporation.

          (iii) Current Report on Form 8-K, dated April 7, 1999, filed with the Securities and Exchange Commission on April 8, 1999, Item
                  5. Other Events, Re: Natco Reorganization and stock split.

(c)   Exhibits

      The exhibits to this report begin on page 39.

(d)   Financial Statement Schedules

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN EAGLE OUTFITTERS, INC.

                                    By:             *
                                       -------------------------------
                                       Jay L. Schottenstein, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on April 21, 1999.

              Signature                                       Title

                *
-------------------------------------
 Jay L. Schottenstein                       Chairman of the Board and Chief Executive Officer
 (Principal Executive Officer)

                *
-------------------------------------
George Kolber                               Vice Chairman and Chief Operating Officer

                *
-------------------------------------
Roger S. Markfield                          President, Chief Merchandising Officer and Director

                *
-------------------------------------
Laura A. Weil                               Executive Vice President and Chief Financial Officer

                *
-------------------------------------
Dale E. Clifton                             Vice President, Controller, and Chief Accounting Officer

                *
-------------------------------------
Saul Schottenstein                          Vice Chairman

                *
-------------------------------------
Ari Deshe                                   Director

                *
-------------------------------------
Jon P. Diamond                              Director

                *
-------------------------------------
Martin P. Doolan                            Director

                *
-------------------------------------
Gilbert W. Harrison                         Director

                *
-------------------------------------
Michael G. Jesselson                        Director

                *
-------------------------------------
Thomas R. Ketteler                          Director

                *
-------------------------------------
John L. Marakas                             Director

                *
-------------------------------------
David W. Thompson                           Director

                *
-------------------------------------
Gerald E. Wedren                            Director


*By: /s/  Laura A. Weil
    ---------------------------------------
     Laura A. Weil, Attorney-in-Fact