Form 10-Q
period 1999-05-01
AMERICAN EAGLE OUTFITTERS INC
filed 1999-06-10
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______________to______________

                         COMMISSION FILE NUMBER: 0-23760

                         AMERICAN EAGLE OUTFITTERS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       NO. 13-2721761
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

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

COMMON STOCK, $.01 PAR VALUE, 46,518,367   SHARES OUTSTANDING AS OF JUNE 4, 1999

                         AMERICAN EAGLE OUTFITTERS, INC.
                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                --------
Item 1. Financial Statements
           Consolidated Balance Sheets
           May 1, 1999 (unaudited) and January 30, 1999                             3
           Consolidated Statements of Operations (unaudited)
               Three months ended May 1, 1999 and May 2, 1998                       4
           Consolidated Statements of Cash Flows (unaudited)
               Three months ended May 1, 1999 and May 2, 1998                       5
           Notes to Consolidated Financial Statements                               6-8
           Review By Independent Accountants                                        9
           Independent Accountants' Review Report                                   9

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    10-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 N/A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                           N/A

Item 2. Changes in Securities                                                       N/A

Item 3. Defaults Upon Senior Securities                                             N/A

Item 4. Submission of Matters to a Vote of Security Holders                         N/A

Item 5. Other Information                                                           N/A

Item 6. Exhibits and Reports on Form 8-K                                            13
Signatures                                                                          14

Exhibit 15   Acknowledgment of Independent Accountants                              15
Exhibit 27   Financial Data Schedule                                                16

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                       (Dollars in thousands)                  May 1,                    January 30,
ASSETS                                                                          1999                        1999
                                                                                ----                        ----

Current assets:                                                              (Unaudited)

   Cash and cash equivalents                                                  $ 63,168                    $ 71,940

   Short-term investments                                                       11,858                      13,360

   Merchandise inventory                                                        56,587                      49,688

   Accounts and note receivable, including related party                         9,733                       8,560

   Prepaid expenses and other                                                   13,435                       2,757

   Deferred income taxes                                                         8,199                       8,199
                                                                              --------                    --------

Total current assets                                                           162,980                     154,504
                                                                              --------                    --------

Fixed assets:

   Fixtures and equipment                                                       38,995                      36,307

   Leasehold improvements                                                       53,646                      46,996
                                                                              --------                    --------

                                                                                92,641                      83,303

   Less: Accumulated depreciation and amortization                              32,420                      29,933
                                                                              --------                    --------

                                                                                60,221                      53,370
                                                                              --------                    --------

Other assets                                                                     3,746                       3,074
                                                                              --------                    --------

Total assets                                                                  $226,947                    $210,948
                                                                              ========                    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                           $ 23,319                    $ 18,551

   Accrued compensation and payroll taxes                                       11,789                      17,739

   Accrued rent                                                                 13,193                      13,042

   Accrued income and other taxes                                                 --                         3,208

   Other liabilities and accrued expenses                                        7,517                       7,211
                                                                              --------                    --------

Total current liabilities                                                       55,818                      59,751
                                                                              --------                    --------

Stockholders' equity:

   Common stock, 125,000,000 shares authorized, 46,844,793
       shares issued, 46,369,793 and 46,110,984 shares
       outstanding, as of May 1, 1999 and January 30, 1999, respectively)          468                         461

   Contributed capital                                                          71,913                      64,561

   Retained earnings                                                           102,117                      89,874
                                                                              --------                    --------

                                                                               174,498                     154,896

Less:  Deferred compensation                                                     2,089                       2,419

    Treasury stock,  475,000 shares                                              1,280                       1,280
                                                                              --------                    --------

Total stockholders' equity                                                     171,129                     151,197
                                                                              --------                    --------

Total liabilities and stockholders' equity                                    $226,947                    $210,948
                                                                              ========                    ========



                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                Three Months Ended
                                                                        -------------------------------------

                                                                          May 1,                     May 2,
                                                                          1999                        1998
                                                                          ----                        ----


Net sales                                                               $145,404                    $ 99,694

Cost of sales, including certain buying, occupancy
    and warehousing expenses                                              86,377                      62,477
                                                                        --------                    --------

Gross profit                                                              59,027                      37,217

   Selling, general and administrative expenses                           37,108                      26,223

   Depreciation and amortization                                           2,484                       1,975
                                                                        --------                    --------

Operating income                                                          19,435                       9,019

Interest income, net                                                         734                         542
                                                                        --------                    --------

Income before income taxes                                                20,169                       9,561

Provision for income taxes                                                 7,926                       3,756
                                                                        --------                    --------

Net income                                                              $ 12,243                    $  5,805
                                                                        ========                    ========



Basic income per common share                                           $   0.27                    $   0.13
                                                                        ========                    ========

Diluted income per common share                                         $   0.25                    $   0.12
                                                                        ========                    ========

Weighted average common shares outstanding - basic                        45,977                      44,833
                                                                        ========                    ========

Weighted average common shares outstanding - diluted                      48,358                      47,410
                                                                        ========                    ========



Retained earnings, beginning                                            $ 89,874                    $ 35,756

Net income                                                                12,243                       5,805
                                                                        --------                    --------

Retained earnings, ending                                               $102,117                    $ 41,561
                                                                        ========                    ========


                    See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                       Three Months Ended
                                                                               --------------------------------------

                                                                                May 1,                       May 2,
                                                                                 1999                         1998
                                                                                 ----                         ----

OPERATING ACTIVITIES:

Net income                                                                     $ 12,243                     $  5,805

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
(USED FOR ) OPERATING ACTIVITIES:

   Depreciation and amortization                                                  2,484                        1,975

   Loss on impairment and write-off of fixed assets                                  95                          675

   Restricted stock compensation                                                    331                        1,514

   Deferred income taxes                                                            (56)                      (2,427)

CHANGES IN ASSETS AND LIABILITIES:

   Merchandise inventory                                                         (6,899)                      (5,088)

   Accounts and note receivable                                                  (1,173)                       1,440

   Prepaid expenses and other                                                    (8,908)                        (778)

   Accounts payable                                                               4,772                         (356)

   Accrued liabilities                                                           (5,037)                      (1,964)
                                                                               --------                     --------

      Total adjustments                                                         (14,391)                      (5,009)
                                                                               --------                     --------

Net cash provided by (used for) operating activities                             (2,148)                         796
                                                                               --------                     --------

INVESTING ACTIVITIES:

Capital expenditures                                                             (9,432)                      (5,558)


Net sale of short-term investments                                                1,502                         --
                                                                               --------                     --------

Net cash used for investing activities                                           (7,930)                      (5,558)
                                                                               --------                     --------

FINANCING ACTIVITIES:

Net proceeds from stock options exercised                                         1,306                          677
                                                                               --------                     --------

Net cash provided by financing activities                                         1,306                          677
                                                                               --------                     --------

Net decrease in cash and cash equivalents                                        (8,772)                      (4,085)

Cash and cash equivalents - beginning of period                                  71,940                       48,359
                                                                               --------                     --------

Cash and cash equivalents - end of period                                      $ 63,168                     $ 44,274
                                                                               ========                     ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at May 1, 1999 and for the three month period ended May 1, 1999 (the "current period") and May 2, 1998 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 30, 1999 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 1998 Annual Report.

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

CASH AND CASH EQUIVALENTS

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of May 1, 1999, short-term investments include investments with an original maturity of greater than three months (averaging approximately 11 months) and consist primarily of tax-exempt municipal bonds classified as available for sale. These investments are recorded at cost and approximate market value.

EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).


(In thousands)                                                    Three Months Ended
                                                           -----------------------------------

                                                               May 1,           May 2,
                                                                1999             1998
                                                                ----             ----


Net income                                                     $12,243          $ 5,805
                                                               =======          =======

Weighted average number of common shares used in
basic EPS                                                       45,977           44,833


Effect of dilutive stock options and non-vested
restricted stock                                                 2,381            2,577
                                                               -------          -------

Weighted average number of common shares and dilutive
potential common stock used in diluted EPS                      48,358           47,410
                                                               =======          =======

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the May 1, 1999 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because there were no borrowings under the terms of the Company's line of credit, there were no amounts paid for interest during the three months ended May 1, 1999 or May 2, 1998. Income tax payments were $10.9 million and $8.5 million during the three months ended May 1, 1999 and May 2, 1998, respectively. Additionally, the Company recognized a $2.4 million tax benefit as an adjustment to equity resulting from certain stock option exercises.

4.  RELATED PARTY TRANSACTIONS

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

Related party amounts follow:

  (In thousands)

                                                 Three Months Ended
                                         ------------------------------------

                                             May 1,              May 2,
                                              1999                1998
                                              ----                ----

Merchandise purchases through a
   related party importer                   $11,351               $15,049

Accounts payable                            $ 1,849               $ 6,837

Accounts and notes receivable               $ 4,807               $ 2,742

Rent expense                                $   387               $   387

Merchandise sales                           $ 2,418               $ 2,643

The Company provides short-term loans to certain officers to pay the taxes on the restricted stock that vests each year. As of May 1, 1999 and May 2, 1998, the outstanding value of these loans approximated $2,620,000 and $1,020,000, respectively.

5.  ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:


                                                                 May 1,                  January 30,
(In thousands)                                                    1999                      1999
                                                                  ----                      ----

Accounts receivable - construction allowances                    $2,736                    $4,008

Related party accounts and note receivable                        4,807                     2,829

Accounts receivable - other                                       2,190                     1,723
                                                                 ------                    ------

Total                                                            $9,733                    $8,560
                                                                 ======                    ======

6.  INCOME TAXES

For the three months ended May 1, 1999 and May 2, 1998, the effective tax rate used for the provision of income tax approximated 39%.

7.  LEASE COMMITMENTS

The Company is contingently liable for the rental payments totaling approximately $2.7 million for certain outlet stores which were sold in October 1995.

8.  LEGAL PROCEEDINGS

The Company is a party to ordinary routine litigation incidental to its business. The Company does not expect any of such litigation to have a material adverse effect on the Company's results of operations or financial condition.

                        REVIEW BY INDEPENDENT ACCOUNTANTS


Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month period ended May 1, 1999 and May 2, 1998, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of May 1, 1999, and the related consolidated statements of operations and cash flows for the three-month periods ended May 1, 1999 and May 2, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 30, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 26, 1999 (except for Note 12, as to which the date is April 7, 1999) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.





Pittsburgh, Pennsylvania
May 18, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This table shows the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.


                                                                       Three months ended
                                                                 -----------------------------------
                                                                    May 1,                May 2,
                                                                     1999                  1998
                                                                     ----                  ----

Net sales                                                         100.0%                    100.0%

Cost of sales, including certain buying,
occupancy and warehousing expenses                                 59.4                      62.7
                                                                  -----                     -----


Gross profit                                                       40.6                      37.3

Selling, general and administrative expenses                       25.5                      26.3


Depreciation and amortization                                       1.7                       2.0
                                                                  -----                     -----

Operating income                                                   13.4                       9.0

Interest income, net                                                0.5                       0.5
                                                                  -----                     -----

Income before income taxes                                         13.9                       9.5

Provision for income taxes                                          5.5                       3.7
                                                                  -----                     -----

Net income                                                          8.4%                      5.8%
                                                                  =====                     =====



COMPARISON OF THREE MONTHS ENDED MAY 1, 1999 TO THE THREE MONTHS ENDED MAY 2,
1998

Net sales increased 45.9% to $145.4 million from $99.7 million. The increase includes:

- $27.2 million from comparable store sales, representing a 27.5% increase over the prior year, and
-  $18.5 million from new and non-comparable store sales, and non-store sales.

The increase resulted from an increase of 50.1% in units sold, offset by a 4.1% decrease in prices. We operated 401 stores at the end of the current period, compared to 336 stores at the end of the prior period.

Gross profit increased to $59.0 million from $37.2 million. Gross profit as a percent of net sales increased to 40.6% from 37.3% . The increase in gross profit as a percent of net sales, was attributable to a 0.5% increase in merchandise margins as well as a 2.8% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted primarily from improved mark-ons, offset by increased markdowns as a percent of sales. This improvement in buying, occupancy, and warehousing costs reflect improved leveraging achieved through comparable store sales growth.

Selling, general and administrative expenses increased to $37.1 million from $26.2 million. As a percent of net sales, these expenses decreased to 25.5% from 26.3%. The $10.9 million increase includes:

-$4.1 million in store operating expenses to support new store growth, -$2.0 million for increased promotional advertising, direct mail, and non-store advertising costs,
-$2.2 million in compensation costs to support increased sales, and -$2.6 million for general services purchased, supplies, and other expenses.

Depreciation and amortization expense increased to $2.5 million from $2.0 million. As a percent of net sales, these expenses decreased to 1.7% from 2.0%.

Interest income increased to $0.7 million because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $20.2 million from $9.6 million. As a percent of net sales, income before income taxes increased to 13.9% from 9.5%. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash in the current period was from net income. Our primary uses of cash included $9.4 million in capital expenditures and an increase in prepaid expenses of $11.3 million which relates to prepaid income taxes and the timing of rent payments. Additionally, $6.9 million was used to support inventory increases for anticipated sales growth and new stores. Working capital at May 1, 1999 was $107.2 million compared to $53.5 million at May 2, 1998. The increase in working capital resulted primarily from the increase in cash provided by operating activities.

Capital expenditures, net of construction allowances, totaled $9.4 million for the current period. These expenditures included:

-the addition of 15 new stores totaling $3.4 million, -the remodeling of 15 locations totaling $2.9 million, -costs related to future new stores and remodeled locations totaling $1.4 million,
-improvements to our distribution center of $0.8 million, and -other capital expenditures of $0.9 million.

At May 1, 1999, the Company had an unsecured demand lending arrangement with a bank to provide a $100 million line of credit at either the lender's prime lending rate (7.75% at May 1, 1999) or a negotiated rate such as LIBOR. This reflects a $25 million increase in line availability for letters of credit which occurred in June 1999. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At May 1, 1999, letters of credit in the amount of $61.2 million were outstanding leaving a remaining available balance on the line of $13.8 million.

We are currently planning to open approximately 65 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that cash flow from operations and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 1999.

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

State of Readiness: Our plan to resolve the internal Year 2000 issue involves two major phases: detection and correction. The detection phase includes planning, inventory, triage, and detailed assessment. We took an inventory of all our information technology and non-information technology systems to determine which of our systems were not Year 2000 compliant. We also implemented procedures to review the Year 2000 readiness in all recently acquired equipment. Next, the Company prioritized actions related to the Year 2000 problems based upon their potential impact on the Company. This detailed assessment of the problems and a correction plan were completed in October 1998.

The correction phase includes repair and resolution and testing and implementation. We have four mission critical systems: distribution center systems, point of sale systems, merchandising software, and financial software. A portion of the packing systems in our distribution center are not Year 2000 compliant. We are implementing a software upgrade to make the packing system Year 2000 compliant. The point of sale register systems need to have a BIOS upgrade and a minor software upgrade. We are working with our outside vendors to complete these repairs in each store location. Additionally, our point of sale store polling system is not Year 2000 compliant and is being replaced with a Year 2000 compliant system. We recently completed a version upgrade of our merchandise software in order to make it Year 2000 compliant. Our financial software is Year 2000 compliant. We are internally reviewing and testing all mission critical systems and major systems components for Year 2000 compliance and plan to complete such tests by June 1999. We believe that all mission critical systems will be Year 2000 compliant.

With respect to suppliers and business partners, we have sent letters to approximately 1,800 parties in an attempt to determine the possible impact of failure of third parties to be Year 2000 compliant. Approximately 75% of the parties contacted have returned our questionnaire. We have had discussions with our major suppliers and continue to follow up with third parties to ensure that they remain on schedule with their Year 2000 compliance. We are in the process of visiting our major suppliers to review their Year 2000 readiness. We have determined that approximately 10% of our vendors will not be Year 2000 compliant. However, none of these third parties are critical to our continuing operations. We believe that all of our major suppliers and business partners will be Year 2000 compliant.

Costs to Address Our Year 2000 Issues: The total cost of the Year 2000 project is estimated at $2.1 million and is being funded through cash flows from operations. To date, we have incurred approximately $1.6 million of which $0.4 million relates to hardware and software which was capitalized. The remaining costs were expensed as incurred and include salaries, incentive compensation and third party consulting services. Of the total remaining project costs, approximately $0.1 million is attributable to the purchase of new software and hardware, which will be capitalized. We cannot guarantee that these estimates will be achieved and actual results could differ materially from these plans.

Risks of Our Year 2000 Issues: We are dependent on our suppliers and business partners. If efforts on our part, our customers' part, our suppliers' and business partners' part, or the part of public utilities or the government fail to adequately address the relevant Year 2000 issues, the most likely worst case scenario would be possible delays in the delivery of merchandise to our stores. We do not currently believe that any such delay will have a materially adverse effect on us.

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

SAFE HARBOR STATEMENT, SEASONALITY, AND BUSINESS RISKS

This report contains various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-the planned opening of approximately 65 stores during the remainder of Fiscal
 1999,
-the sufficiency of cash flows and line of credit facilities to meet Fiscal 1999 requirements, and
-the completion of modifications to computer systems to enable the processing of transactions in the year 2000 and beyond.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

-decline in demand for our merchandise,
-the ability to obtain suitable sites for new stores at acceptable costs, -the hiring and training of qualified personnel, -the integration of new stores into existing operations, -the expansion of buying and inventory capabilities, -the availability of capital,
-our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
-any disaster or casualty resulting in the interruption of service for our distribution center,
-the effect of economic conditions, and

-the effect of competitive pressures from other retailers.

Results actually achieved may differ materially from expected results in these statements.

Historically, our operations have been seasonal, with a disproportionate amount of net sales and a majority of net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 1998, these periods accounted for approximately 62% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 15          Acknowledgement of Ernst & Young LLP

        Exhibit 27          Financial Data Schedule

(b)     Current report on Form 8-K filed April 8, 1999, Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 10, 1999
                         American Eagle Outfitters, Inc.
                         (Registrant)


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