Form 10-Q
period 1999-07-31
AMERICAN EAGLE OUTFITTERS INC
filed 1999-09-03
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

   Yes    X      No
        ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE, 46,614,462 OUTSTANDING AS OF AUGUST 19, 1999

                         AMERICAN EAGLE OUTFITTERS, INC.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION                                                   PAGE NO.
        ---------------------                                                   --------
Item 1. Financial Statements
           Consolidated Balance Sheets
             July 31, 1999 (unaudited) and January 30, 1999                           3
           Consolidated Statements of Operations (unaudited)
             Three and six months ended July 31, 1999 and August 1, 1998              4
           Consolidated Statements of Cash Flows (unaudited)
             Six months ended July 31, 1999 and August 1, 1998                        5
           Notes to Consolidated Financial Statements                                 6-8
           Review By Independent Accountants                                          9
           Independent Accountants' Review Report                                     9

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      10-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   N/A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                             14

Item 2. Changes in Securities                                                         N/A

Item 3. Defaults Upon Senior Securities                                               N/A

Item 4. Submission of Matters to a Vote of Security Holders                           14

Item 5. Other Information                                                             N/A

Item 6. Exhibits and Reports on Form 8-K                                              14
Signatures                                                                            15

Exhibit 15   Acknowledgment of Independent Accountants                                16
Exhibit 27   Financial Data Schedule                                                  17

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements          AMERICAN EAGLE OUTFITTERS, INC.
                                          CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands)                July 31,   January 30,
ASSETS                                                      1999        1999
                                                            ----        ----
Current assets:                                          (Unaudited)
   Cash and cash equivalents                               $ 49,099   $ 71,940

   Short-term investments                                    21,797     13,360

   Merchandise inventory                                     74,363     49,688

   Accounts and note receivable, including related party     13,276      8,560

   Prepaid expenses and other                                 9,075      2,757

   Deferred income taxes                                     19,525      8,199
                                                           --------   --------

Total current assets                                        187,135    154,504
                                                           --------   --------

Fixed assets:

   Fixtures and equipment                                    42,602     36,307

   Leasehold improvements                                    60,215     46,996
                                                           --------   --------

                                                            102,817     83,303

   Less: Accumulated depreciation and amortization           34,576     29,933
                                                           --------   --------

                                                             68,241     53,370
                                                           --------   --------


Other assets                                                  8,306      3,074
                                                           --------   --------

Total assets                                               $263,682   $210,948
                                                           ========   ========




LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                        $ 29,801   $ 18,551

   Accrued compensation and payroll taxes                    15,587     17,739

   Accrued rent                                              14,745     13,042

   Accrued income and other taxes                             2,211      3,208

   Other liabilities and accrued expenses                     7,938      7,211
                                                           --------   --------

Total current liabilities                                    70,282     59,751
                                                           --------   --------

Stockholders' equity:

   Preferred stock                                             --         --

   Common stock                                                 466        461

   Contributed capital                                       80,103     64,561

   Retained earnings                                        119,066     89,874
                                                           --------   --------

                                                            199,635    154,896

Less:  Deferred compensation                                  1,930      2,419

          Accumulated other comprehensive loss                4,305       --

          Treasury stock                                       --        1,280
                                                           --------   --------

Total stockholders' equity                                  193,400    151,197
                                                           --------   --------
Total liabilities and stockholders' equity                 $263,682   $210,948
                                                           ========   ========

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                       Three Months Ended     Six Months Ended
                                                       ------------------     ----------------
                                                       July 31,   August 1,  July 31,   August 1,
                                                         1999       1998       1999       1998
                                                         ----       ----       ----       ----
Net sales                                              $178,582   $125,731   $323,986   $225,425

Cost of sales, including certain buying, occupancy
    and warehousing expenses                            105,993     76,668    192,370    139,145
                                                       --------   --------   --------   --------

Gross profit                                             72,589     49,063    131,616     86,280

   Selling, general and administrative expenses          42,693     31,782     79,801     58,005

   Depreciation and amortization                          2,753      2,084      5,237      4,059
                                                       --------   --------   --------   --------

Operating income                                         27,143     15,197     46,578     24,216

Interest income, net                                        785        541      1,519      1,083
                                                       --------   --------   --------   --------

Income before income taxes                               27,928     15,738     48,097     25,299

Provision for income taxes                               10,979      6,185     18,905      9,941
                                                       --------   --------   --------   --------

Net income                                             $ 16,949   $  9,553   $ 29,192   $ 15,358
                                                       ========   ========   ========   ========



Basic income per common share                          $   0.36   $   0.21   $   0.63   $   0.34
                                                       ========   ========   ========   ========

Diluted income per common share                        $   0.35   $   0.20   $   0.60   $   0.32
                                                       ========   ========   ========   ========

Weighted average common shares outstanding - basic       46,458     45,242     46,218     45,038
                                                       ========   ========   ========   ========

Weighted average common shares outstanding - diluted     48,682     48,112     48,559     47,764
                                                       ========   ========   ========   ========



Retained earnings, beginning                           $102,117   $ 41,561   $ 89,874   $ 35,756

Net income                                               16,949      9,553     29,192     15,358
                                                       --------   --------   --------   --------

Retained earnings, ending                              $119,066   $ 51,114   $119,066   $ 51,114
                                                       ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                               Six Months Ended
                                                              --------------------
                                                              July 31,    August 1,
                                                                1999        1998
                                                                ----        ----
OPERATING ACTIVITIES:

Net income                                                    $ 29,192    $ 15,358

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
(USED FOR ) OPERATING ACTIVITIES:

   Depreciation and amortization                                 5,237       4,059

   Loss on impairment and write-off of fixed assets                583       1,118

   Restricted stock compensation                                   490         618

   Deferred income taxes                                            60      (2,361)

CHANGES IN ASSETS AND LIABILITIES:

   Merchandise inventory                                       (24,675)    (18,044)

   Accounts and note receivable                                 (4,716)      2,238

   Prepaid expenses and other                                   (8,327)     (1,364)

   Accounts payable                                             11,253        (264)

   Accrued liabilities                                           2,078      (2,634)
                                                              --------    --------

      Total adjustments                                        (18,017)    (16,634)
                                                              --------    --------

Net cash provided by (used for) operating activities            11,175      (1,276)
                                                              --------    --------

INVESTING ACTIVITIES:

Capital expenditures                                           (20,710)    (12,215)


Net purchase of short-term investments                         (15,529)       --
                                                              --------    --------

Net cash used for investing activities                         (36,239)    (12,215)
                                                              --------    --------

FINANCING ACTIVITIES:

Net proceeds from stock options exercised                        2,223       1,398
                                                              --------    --------

Net cash provided by financing activities                        2,223       1,398
                                                              --------    --------

Net decrease in cash and cash equivalents                      (22,841)    (12,093)

Cash and cash equivalents - beginning of period                 71,940      48,359
                                                              --------    --------

Cash and cash equivalents - end of period                     $ 49,099    $ 36,266
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at July 31, 1999 and for the three and six month periods ended July 31, 1999 (the "current period") and August 1, 1998 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 30, 1999 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

SHORT-TERM INVESTMENTS AND OTHER COMPREHENSIVE LOSS

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of July 31, 1999, short-term investments include investments with an original maturity of greater than three months (averaging approximately 11 months) and consist primarily of tax-exempt municipal bonds classified as available for sale and marketable equity securities. The primary difference between net income and comprehensive income is related to the change in the market value, net of tax, of the above described investments as follows:

(In thousands)                          Three Months Ended      Six Months Ended
                                        ------------------      ----------------
                                        July 31,   August 1,   July 31,   August 1,
                                         1999        1998        1999       1998
                                         ----        ----        ----       ----
Net income                             $ 16,949    $  9,553   $ 29,192    $ 15,358

Other comprehensive loss, net of tax   ($ 4,305)   $   --     ($ 4,305)   $   --
                                       --------    --------   --------    --------

Total comprehensive income             $ 12,644    $  9,553   $ 24,887    $ 15,358
                                       ========    ========   ========    ========

CAPITAL STRUCTURE

The Company has 125,000,000 common shares authorized at $.01 par value, and 46,577,303 shares issued and outstanding as of July 31, 1999 and 46,110,984 shares outstanding as of January 30, 1999. There are 5,000,000 preferred shares authorized at $.01 par value with none outstanding. During the period ending July 31, 1999, the Company retired approximately $1,280,000 and 475,000 shares of treasury stock.

EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(In thousands)                                         Three Months Ended   Six Months Ended
                                                       ------------------   ----------------
                                                        July 31, August 1,  July 31,  August 1,
                                                          1999     1998       1999      1998
                                                          ----     ----       ----      ----
Net income                                              $16,949   $ 9,553   $29,192   $15,358
                                                        =======   =======   =======   =======

Weighted average number of common shares used in
basic EPS                                                46,458    45,242    46,218    45,038


Effect of dilutive stock options and non-vested
restricted stock                                          2,224     2,870     2,341     2,726
                                                        -------   -------   -------   -------

Weighted average number of common shares and dilutive
potential common stock used in diluted EPS               48,682    48,112    48,559    47,764
                                                        =======   =======   =======   =======

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the July 31, 1999 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because there were no borrowings under the terms of the Company's line of credit, there were no amounts paid for interest during the three or six months ended July 31, 1999 or August 1, 1998. Income tax payments were $17.4 million and $18.7 million during the six months ended July 31, 1999 and August 1, 1998, respectively. During the six months ended July 31, 1999 and August 1, 1998, $14.6 million and $1.6 million, respectively, were recognized as increases to contributed capital, related to the tax benefits associated with the exercise and vesting of stock options and restricted stock.

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

Related party amounts follow:

  (In thousands)

                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
                                   July 31,  August 1,    July 31,  August 1,
                                     1999      1998         1999      1998
                                     ----      ----         ----      ----
Merchandise purchases through a
   related party importer          $14,914    $20,277     26,265    $35,326

Accounts payable                   $ 3,398    $ 9,616      3,398    $ 9,616

Accounts and notes receivable      $ 4,501    $ 1,119      4,501    $ 1,119

Rent expense                       $   387    $   387        774    $   774

Merchandise sales                  $ 1,715    $  --        4,133    $ 2,534

The Company provides short-term loans to certain officers to pay the taxes on the restricted stock that vests each year. As of July 31, 1999 and August 1, 1998, the outstanding value of these loans approximated $2,207,000 and $843,000, respectively.

5.  ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:

(In thousands)

                                                 July 31,  January 30,
                                                   1999       1999
                                                   ----       ----
Accounts receivable - construction allowances    $ 3,415    $ 4,008

Related party accounts and note receivable         4,501      2,829

Accounts receivable - other                        5,360      1,723
                                                 -------    -------

Total                                            $13,276    $ 8,560
                                                 =======    =======

6.  INCOME TAXES

For the three and six months ended July 31, 1999 and August 1, 1998, the effective tax rate used for the provision of income tax approximated 39%.

7.  LEGAL PROCEEDINGS

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

                        REVIEW BY INDEPENDENT ACCOUNTANTS


Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and six month periods ended July 31, 1999 and August 1, 1998, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of July 31, 1999, and the related consolidated statements of operations for the three and six month periods ended July 31, 1999 and August 1, 1998 and the consolidated statements of cash flows for the six month periods ended July 31, 1999 and August 1, 1998.
These financial statements are the responsibility of the Company's management.

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





Pittsburgh, Pennsylvania
August 18, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This table shows the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.


                                                    July 31,  August 1,  July 31, August 1,
                                                      1999      1998       1999     1998
                                                      ----      ----       ----     ----
Net sales                                             100.0%    100.0%    100.0%    100.0%

Cost of sales, including certain buying, occupancy     59.4      61.0      59.4      61.7
                                                      -----     -----     -----     -----
and warehousing expenses
Gross profit                                           40.6      39.0      40.6      38.3
                                                       23.9      25.2      24.6      25.8
Selling, general and administrative expenses
                                                        1.5       1.7       1.6       1.8
                                                      -----     -----     -----     -----
Depreciation and amortization
                                                       15.2      12.1      14.4      10.7
Operating income
                                                        0.4       0.4       0.4       0.5
                                                      -----     -----     -----     -----
Interest income, net
                                                       15.6      12.5      14.8      11.2
Income before income taxes
                                                        6.1       4.9       5.8       4.4
                                                      -----     -----     -----     -----
Provision for income taxes
                                                        9.5%      7.6%      9.0%      6.8%
                                                      =====     =====     =====     =====
Net income



COMPARISON OF THREE MONTHS ENDED JULY 31, 1999 TO THE THREE MONTHS ENDED AUGUST 1, 1998

Net sales increased 42.0% to $178.6 million from $125.7 million. The increase includes:

-$24.5 million from comparable store sales, representing a 19.8% increase over the prior year, and -$28.4 million from new and non-comparable store sales, and non-store sales.

The increase resulted from an increase of 49.6% in units sold, offset by a 5.8% decrease in prices. We operated 426 stores at the end of the current period, compared to 347 stores at the end of the prior period.

Gross profit increased to $72.6 million from $49.1 million. Gross profit as a percent of net sales increased to 40.6% from 39.0% . The increase in gross profit as a percent of net sales, was attributable to a 1.2% increase in merchandise margins as well as a 0.4% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted primarily from improved mark-ons, offset by increased markdowns as a percent of sales. This improvement in buying, occupancy, and warehousing costs reflect improved leveraging achieved through comparable store sales growth.

Selling, general and administrative expenses increased to $42.7 million from $31.8 million. As a percent of net sales, these expenses decreased to 23.9% from 25.2%. The $10.9 million increase includes:

-$5.9 million in store operating expenses to support new store growth, -$0.7 million for increased promotional advertising, direct mail, and non-store advertising costs,
-$1.9 million in compensation costs to support increased sales, and -$2.4 million for general services purchased, supplies, and other expenses.


Depreciation and amortization expense increased to $2.8 million from $2.1 million. As a percent of net sales, these expenses decreased to 1.5% from 1.7%.

Interest income increased to $0.8 million from $0.5 million because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $27.9 million from $15.7 million. As a percent of net sales, income before income taxes increased to 15.6% from 12.5% . The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

COMPARISON OF SIX MONTHS ENDED JULY 31, 1999 TO THE SIX MONTHS ENDED AUGUST 1, 1998

Net sales increased 43.7% to $324.0 million from $225.4 million. The increase includes:

-$51.7 million from comparable store sales, representing a 23.2% increase over the prior year, and
-$46.9 million from new and non-comparable store sales, and non-store sales.

The increase resulted from an increase of 49.8% in units sold, offset by a 5.0% decrease in prices. We operated 426 stores at the end of the current period, compared to 347 stores at the end of the prior period.

Gross profit increased to $131.6 million from $86.3 million. Gross profit as a percent of net sales increased to 40.6% from 38.3% . The increase in gross profit as a percent of net sales, was attributable to a 0.9% increase in merchandise margins as well as a 1.4% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted primarily from improved mark-ons, offset by increased markdowns as a percent of sales. This improvement in buying, occupancy, and warehousing costs reflect improved leveraging achieved through comparable store sales growth.

Selling, general and administrative expenses increased to $79.8 million from $58.0 million. As a percent of net sales, these expenses decreased to 24.6% from 25.8%. The $21.8 million increase includes:

-$10.0 million in store operating expenses to support new store growth, -$2.7 million for increased promotional advertising, direct mail, and non-store advertising costs,
-$4.1 million in compensation costs to support increased sales, and
-$5.0 million for general services purchased, supplies, and other expenses.

Depreciation and amortization expense increased to $5.2 million from $4.1 million. As a percent of net sales, these expenses decreased to 1.6% from 1.8%.

Interest income increased to $1.5 million from $1.1 million because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $48.1 million from $25.3 million. As a percent of net sales, income before income taxes increased to 14.8% from 11.2% . The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash in the current period was from net income. Our primary uses of cash included $24.7 million to support inventory increases for anticipated sales and new store growth, $20.7 million in capital expenditures and $15.5 million to purchase short-term investments. Working capital at July 31, 1999 was $116.9 million compared to $59.5 million at August 1, 1998. The increase in working capital resulted primarily from the increase in cash provided by operating activities.

Capital expenditures, net of construction allowances, totaled $20.7 million for the six months ended July 31, 1999. These expenditures included:

-new stores totaling $10.3 million including future new store openings, -remodeling of store locations totaling $5.2 million including future remodels, -improvements to our distribution center of $3.2 million, and -other capital expenditures of $2.0 million.

At July 31, 1999, the Company had an unsecured demand lending arrangement with a bank to provide a $100 million line of credit (reflecting a $25 million increase in line availability which occurred in June 1999) at either the lender's prime lending rate (8.0% at July 31, 1999) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At July 31, 1999, letters of credit in the amount of $53.9 million were outstanding leaving a remaining available balance on the line of $46.1 million.

We are currently planning to open approximately 40 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that cash flow from operations and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 1999.

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

State of Readiness: As of June 30, 1999, the Company is Year 2000 ready. Our plan to resolve the internal Year 2000 issue involved two major phases: detection and correction. The detection phase included planning, inventory, triage, and detailed assessment. We took an inventory of all our information technology and non-information technology systems to determine which of our systems were not Year 2000 compliant. We also implemented procedures to review the Year 2000 readiness in all recently acquired equipment. Next, the Company prioritized actions related to the Year 2000 problems based upon their potential impact on the Company. This detailed assessment of the problems and a correction plan were completed in October 1998.

The correction phase included repair and resolution and testing and implementation. We had four mission critical systems: distribution center systems, point of sale systems, merchandising software, and financial software. All systems are now Year 2000 ready.

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

Costs to Address Our Year 2000 Issues: The total cost of the Year 2000 project was $1.9 million of which $0.5 million relates to hardware and software which was capitalized. The remaining costs were expensed as incurred and include salaries, incentive compensation and third party consulting services. These costs were funded through cash flows from operations.

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

Our Contingency Plans: While we anticipate that all of our major suppliers and business partners will be Year 2000 compliant, we have developed comprehensive contingency plans which will allow the continuation of business operations in the event that we or any of our significant suppliers or business partners do not properly address Year 2000 issues. Testing of these contingency plans will continue through the end of the year. We will obtain early delivery of some merchandise from suppliers in an attempt to mitigate any Year 2000 issues that may arise. We are also looking for alternative vendors to supply products and services in the event that some of our current non-mission critical vendors are unable to perform because of Year 2000 problems. Further, we are searching for ways that we can support our current vendors who may have Year 2000 problems. We cannot assure you that our efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by suppliers, transportation disruptions, or unforeseen circumstances.

SAFE HARBOR STATEMENT, SEASONALITY, AND BUSINESS RISKS

This report contains various `forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-the planned opening of approximately 40 stores during the remainder of Fiscal 1999,
-the sufficiency of cash flows and line of credit facilities to meet Fiscal 1999 requirements, and
-the completion of modifications to computer systems to enable the processing of transactions in the year 2000 and beyond.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In a complaint filed on June 2, 1998 in the action styled, Abercrombie & Fitch Stores, Inc. v. American Eagle Outfitters, Inc., Civil Action No. C2-98-569, in the United States District Court, Southern District of Ohio, Eastern Division, Abercrombie & Fitch alleged that we infringed their trade dress. Our motion for summary judgement was granted by the Court on July 14, 1999 dismissing the lawsuit with prejudice. Abercrombie & Fitch has filed a motion with the Court to reconsider its position.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 1999 Annual Meeting of Shareholders on June 8, 1999. Holders of 21,089,624 common shares of the Company were present representing approximately 91% of the Company's 23,173,466 common shares issued and outstanding.


(b) and (c)  The following persons were elected as members of the Company's
             Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.


Name                                            Votes For          Votes Withheld
----                                            ---------          --------------
Ari Deshe                                       21,037,753             51,871
Michael G. Jesselson                            21,045,804             43,820
George Kolber                                   21,076,087             13,537
Roger S. Markfield                              21,045,799             43,825
Jay L. Schottenstein                            20,995,814             93,810

             The proposal to approve the Company's 1999 Stock Incentive Plan described in the Proxy Statement passed with 14,210,005 votes For; 4,826,966 votes Against; and 30,408 votes Abstain.

(d)          Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit 15          Acknowledgement of Ernst & Young LLP

        Exhibit 27          Financial Data Schedule

(b)     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 2, 1999
                         American Eagle Outfitters, Inc.
                         (Registrant)

                         /s/ Laura A. Weil
                         ----------------------------------------------------
                         Laura A. Weil
                         Executive Vice President and Chief Financial Officer

                         /s/ Dale E. Clifton
                         ----------------------------------------------------
                         Dale E. Clifton
                         Vice President, Controller and Chief Accounting Officer
