Form 10-Q
period 1999-10-30
AMERICAN EAGLE OUTFITTERS INC
filed 1999-11-24
CIK 919012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                    FORM 10-Q

( X ) QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF  THE
      SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended October 30, 1999

                                       OR

(   ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF  THE
      SECURITIES  EXCHANGE  ACT  OF  1934
      For the transition period from               to
                                     -------------    -------------

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

COMMON STOCK, $.01 PAR VALUE, 46,658,087 SHARES OUTSTANDING AS OF NOVEMBER 16, 1999

                         AMERICAN EAGLE OUTFITTERS, INC.
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                   PAGE NO.
-----------------------------                                                   --------

Item 1. Financial Statements
           Consolidated Balance Sheets
               October 30, 1999 (unaudited) and January 30, 1999                    3
           Consolidated Statements of Operations (unaudited)
               Three and nine months ended October 30, 1999 and October 31, 1998    4
           Consolidated Statements of Cash Flows (unaudited)
               Nine months ended October 30, 1999 and October 31, 1998              5
           Notes to Consolidated Financial Statements                               6-8
           Review By Independent Accountants                                        9
           Independent Accountants' Review Report                                   9

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    10-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 N/A

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings                                                           N/A

Item 2. Changes in Securities                                                       N/A

Item 3. Defaults Upon Senior Securities                                             N/A

Item 4. Submission of Matters to a Vote of Security Holders                         N/A

Item 5. Other Information                                                           N/A

Item 6. Exhibits and Reports on Form 8-K                                            14
Signatures                                                                          15

Exhibit 15   Acknowledgement of Independent Accountants                             16
Exhibit 27   Financial Data Schedule                                                17

PART I. FINANCIAL INFORMATION   AMERICAN EAGLE OUTFITTERS, INC.
Item 1.  Financial Statements     CONSOLIDATED BALANCE SHEETS
                                                            October 30,    January 30,
                         (Dollars in thousands)                1999           1999
                                                               ----           ----
   ASSETS
Current assets:                                            (Unaudited)

   Cash and cash equivalents                                 $ 52,028     $ 71,940

   Short-term investments                                      63,826       13,360

   Merchandise inventory                                       81,912       49,688

   Accounts and note receivable, including related party       13,020        8,560

   Prepaid expenses and other                                   5,678        2,757

   Deferred income taxes                                       13,246        8,199
                                                             --------     --------

Total current assets                                          229,710      154,504
                                                             --------     --------

Fixed assets:

   Fixtures and equipment                                      45,185       36,307

   Leasehold improvements                                      68,676       46,996
                                                             --------     --------

                                                              113,861       83,303

   Less: Accumulated depreciation and amortization             35,576       29,933
                                                             --------     --------

                                                               78,285       53,370
                                                             --------     --------


Other assets                                                    7,508        3,074
                                                             --------     --------

Total assets                                                 $315,503     $210,948
                                                             ========     ========




LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                          $ 39,396     $ 18,551

   Accrued compensation and payroll taxes                      18,396       17,739

   Accrued rent                                                18,015       13,042

   Accrued income and other taxes                               7,279        3,208

   Other liabilities and accrued expenses                       9,569        7,211
                                                             --------     --------

Total current liabilities                                      92,655       59,751
                                                             --------     --------

Stockholders' equity:

   Preferred stock                                               --           --

   Common stock                                                   467          461

   Contributed capital                                         88,101       64,561

   Retained earnings                                          143,403       89,874
                                                             --------     --------

                                                              231,971      154,896

Less:  Deferred compensation                                    5,679        2,419

          Accumulated other comprehensive loss                  3,444         --

          Treasury stock                                         --          1,280
                                                             --------     --------

Total stockholders' equity                                    222,848      151,197
                                                             --------     --------
Stockholders' equity

Total liabilities and stockholders' equity                   $315,503     $210,948
                                                             ========     ========
Stockholders' equity

                 See Notes to Consolidated Financial Statements

                                       AMERICAN EAGLE OUTFITTERS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                  (In thousands, except per share amounts)


                                                             Three Months Ended        Nine Months Ended
                                                             ------------------        -----------------
                                                          October 30,  October 31,  October 30,  October 31,
                                                             1999         1998         1999         1998
                                                             ----         ----         ----         ----
Net sales                                                  $222,693     $149,068     $546,679     $374,493

Cost of sales, including certain buying, occupancy
    and warehousing expenses                                126,849       88,648      319,220      227,793
                                                           --------     --------     --------     --------

Gross profit                                                 95,844       60,420      227,459      146,700

   Selling, general and administrative expenses              53,708       36,186      133,509       94,191

   Depreciation and amortization                              3,193        2,142        8,430        6,201
                                                           --------     --------     --------     --------

Operating income                                             38,943       22,092       85,520       46,308

Interest income, net                                          1,153          593        2,672        1,676
                                                           --------     --------     --------     --------

Income before income taxes                                   40,096       22,685       88,192       47,984

Provision for income taxes                                   15,759        8,814       34,663       18,755
                                                           --------     --------     --------     --------

Net income                                                 $ 24,337     $ 13,871     $ 53,529     $ 29,229
                                                           ========     ========     ========     ========



Basic income per common share                              $   0.52     $   0.31     $   1.16     $   0.65
                                                           ========     ========     ========     ========

Diluted income per common share                            $   0.50     $   0.29     $   1.10     $   0.61
                                                           ========     ========     ========     ========

Weighted average common shares outstanding - basic           46,562       45,396       46,332       45,160
                                                           ========     ========     ========     ========

Weighted average common shares outstanding - diluted         49,007       48,000       48,682       47,840
                                                           ========     ========     ========     ========



Retained earnings, beginning                               $119,066     $ 51,114     $ 89,874     $ 35,756

Net income                                                   24,337       13,871       53,529       29,229
                                                           --------     --------     --------     --------

Retained earnings, ending                                  $143,403     $ 64,985     $143,403     $ 64,985
                                                           ========     ========     ========     ========

                 See Notes to Consolidated Financial Statements

                                  AMERICAN EAGLE OUTFITTERS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In thousands)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                           October 30,   October 31,
                                                                               1999         1998
                                                                               ----         ----
OPERATING ACTIVITIES:

Net income                                                                 $ 53,529      $ 29,229

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:

   Depreciation and amortization                                              8,430         6,201

   Loss on impairment and write-off of fixed assets                           1,489         1,129

   Restricted stock compensation                                              3,737         2,333

   Deferred income taxes                                                      8,092        (2,873)

CHANGES IN ASSETS AND LIABILITIES:

   Merchandise inventory                                                    (32,224)      (38,656)

   Accounts and note receivable                                              (4,460)        1,305

   Prepaid expenses and other                                                (5,046)       (1,096)

   Accounts payable                                                          20,858        11,495

   Accrued liabilities                                                       14,856         6,707
                                                                           --------      --------

      Total adjustments                                                      15,732       (13,455)
                                                                           --------      --------

Net cash provided by operating activities                                    69,261        15,774
                                                                           --------      --------

INVESTING ACTIVITIES:

Capital expenditures                                                        (34,822)      (21,208)


Net purchase of short-term investments                                      (56,697)         --
                                                                           --------      --------

Net cash used for investing activities                                      (91,519)      (21,208)
                                                                           --------      --------

FINANCING ACTIVITIES:

Net proceeds from stock options exercised                                     2,346         1,120
                                                                           --------      --------

Net cash provided by financing activities                                     2,346         1,120
                                                                           --------      --------

Net decrease in cash and cash equivalents                                   (19,912)       (4,314)

Cash and cash equivalents - beginning of period                              71,940        48,359
                                                                           --------      --------

Cash and cash equivalents - end of period                                  $ 52,028      $ 44,045
                                                                           ========      ========

                 See Notes to Consolidated Financial Statements

                         AMERICAN EAGLE OUTFITTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at October 30, 1999 and for the three and nine month periods ended October 30, 1999 (the "current period") and October 31, 1998 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 30, 1999 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

SHORT-TERM INVESTMENTS AND OTHER COMPREHENSIVE LOSS

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of October 30, 1999, short-term investments include investments with an original maturity of greater than three months (averaging approximately 11 months) and consist primarily of tax-exempt municipal bonds classified as available for sale and marketable equity securities. The primary difference between net income and comprehensive income is related to the change in the market value, net of tax, of the above described investments as follows:

(In thousands)                                        Three Months Ended        Nine Months Ended
                                                      ------------------        -----------------
                                                    October 30, October 31,  October 30,  October 31,
                                                       1999        1998        1999          1998
                                                       ----        ----        ----          ----
Net income                                            $24,337     $13,871     $53,529       $29,229

Other comprehensive income (loss) , net of tax            861        --        (3,444)         --
                                                      -------     -------     -------       -------

Total comprehensive income                            $25,198     $13,871     $50,085       $29,229
                                                      =======     =======     =======       =======

CAPITAL STRUCTURE

The Company has 125,000,000 common shares authorized at $.01 par value, and 46,657,667 shares issued and outstanding as of October 30, 1999 and 46,110,984 shares outstanding as of January 30, 1999. There are 5,000,000 preferred shares authorized at $.01 par value with none outstanding.

EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(In thousands)                                           Three Months Ended      Nine Months Ended
                                                         ------------------      -----------------
                                                      October 30,  October 31, October 30, October 31,
                                                          1999       1998         1999       1998
                                                          ----       ----         ----       ----
Net income                                              $24,337     $13,871     $53,529     $29,229
                                                        =======     =======     =======     =======

Weighted average number of common shares used in
basic EPS                                                46,562      45,396      46,332      45,160

Effect of dilutive stock options and non-vested
restricted stock                                          2,445       2,604       2,350       2,680
                                                        -------     -------     -------     -------

Weighted average number of common shares and dilutive
potential common stock used in diluted EPS               49,007      48,000      48,682      47,840
                                                        =======     =======     =======     =======

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the October 30, 1999 presentation.

3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Because there were no borrowings under the terms of the Company's line of credit, there were no amounts paid for interest during the three or nine months ended October 30, 1999 or October 31, 1998. Income tax payments were $20.1 million and $22.3 million during the nine months ended October 30, 1999 and October 31, 1998, respectively. During the nine months ended October 30, 1999 and October 31, 1998, $15.4 million and $1.4 million, respectively, were recognized as increases to contributed capital, related to the tax benefits associated with the exercise and vesting of stock options and restricted stock.

4.  RELATED PARTY TRANSACTIONS

The Company has various transactions with related parties. The nature of the relationship is primarily through common ownership. In September 1999, the distribution center facility has been expanded to add 120,000 square feet which will increase our capacity to handle distribution needs for future growth. As a result, the Company entered into an amended and restated operating lease for its corporate headquarters and distribution center with an affiliate. The lease which commenced on September 1, 1999, and expires on December 31, 2020, provides for annual rental payments of approximately $2.0 million through 2000, $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through 2020.

In addition, the Company and its subsidiaries purchase merchandise from and sell merchandise to various related parties and use the services of a related importing company.

Related party amounts follow:

  (In thousands)
                                       Three Months Ended        Nine Months Ended
                                       ------------------        -----------------
                                     October 30,  October 31,  October 30,  October 31,
                                        1999         1998        1999        1998
                                        ----         ----        ----        ----
Merchandise purchases through a
   related party importer             $17,611      $25,689      43,876      $61,015

Accounts payable                      $ 4,295      $ 9,182       4,295      $ 9,182

Accounts receivable                   $ 3,922      $   189       3,922      $   189

Rent expense                          $   501      $   387       1,275      $ 1,161


Merchandise sales                     $ 1,277      $  --         5,410      $ 2,510

The Company provides short-term loans to certain officers to pay the taxes on the restricted stock that vests each year. As of October 30, 1999 and October 31, 1998, the outstanding value of these loans approximated $2,207,000 and $843,000, respectively. The loans as of October 30, 1999 were paid in full in November 1999.

5.  ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:

(In thousands)
                                                           October 30,   January 30,
                                                              1999          1999
                                                              ----          ----
Accounts receivable - construction allowances               $ 4,438       $4,008

Related party accounts and note receivable                    3,992        2,829

Note receivable                                               2,322         --

Accounts receivable - other                                   2,268        1,723
                                                            -------       ------

Total                                                       $13,020       $8,560
                                                            =======       ======

6.  INCOME TAXES

For the three and nine months ended October 30, 1999 and October 31, 1998, the effective tax rate used for the provision of income tax approximated 39%.

7.  LEGAL PROCEEDINGS

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and nine month periods ended October 30, 1999 and October 31, 1998, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of October 30, 1999, and the related consolidated statements of operations for the three and nine month periods ended October 30, 1999 and October 31, 1998 and the consolidated statements of cash flows for the nine month periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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


Pittsburgh, Pennsylvania
November 15, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This table shows the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                           Three Months Ended          Nine Months Ended
                                                           ------------------          -----------------
                                                        October 30,   October 31,   October 30,   October 31,
                                                           1999          1998          1999           1998
                                                           ----          ----          ----           ----
Net sales                                                 100.0%        100.0%        100.0%        100.0%

Cost of sales, including certain buying, occupancy
and warehousing expenses                                   57.0          59.5          58.4          60.8
                                                          -----         -----         -----         -----

Gross profit                                               43.0          40.5          41.6          39.2

Selling, general and administrative expenses               24.1          24.3          24.4          25.1

Depreciation and amortization                               1.4           1.4           1.6           1.7
                                                          -----         -----         -----         -----

Operating income                                           17.5          14.8          15.6          12.4

Interest income, net                                        0.5           0.4           0.5           0.4
                                                          -----         -----         -----         -----

Income before income taxes                                 18.0          15.2          16.1          12.8

Provision for income taxes                                  7.1           5.9           6.3           5.0
                                                          -----         -----         -----         -----

Net income                                                 10.9%          9.3%          9.8%          7.8%
                                                          =====         =====         =====         =====


COMPARISON OF THREE MONTHS ENDED OCTOBER 30, 1999 TO THE THREE MONTHS ENDED OCTOBER 31, 1998

Net sales increased 49.4% to $222.7 million from $149.1 million. The increase includes:

-$38.1 million from comparable store sales, representing a 26.4% increase over the prior year, and

-$35.5 million from new and non-comparable store sales, and non-store sales.

The increase resulted from an increase of 43.0% in units sold as well as a 4.3% increase in prices. We operated 457 stores at the end of the current period, compared to 372 stores at the end of the prior period.

Gross profit increased to $95.8 million from $60.4 million. Gross profit as a percent of net sales increased to 43.0% from 40.5% . The increase in gross profit as a percent of net sales, was attributable primarily to a 2.4% increase in merchandise margins, which resulted primarily from improved mark-ons and decreased markdowns as a percent of sales.

Selling, general and administrative expenses increased to $53.7 million from $36.2 million. As a percent of net sales, these expenses decreased to 24.1% from 24.3%. The $17.5 million increase includes:

-$5.6 million in store operating expenses to support new store growth,

-$3.7 million in increased compensation costs, -$1.7 million in services purchased costs to support non-store business, and additional outside service costs to support the growing business, -$1.4 million to support increased information technology capabilities in our stores,
-$1.1 million for increased promotional advertising, direct mail, and non-store advertising costs, and
-$4.0 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $3.2 million from $2.1 million. These expenses were 1.4 % of net sales for each period.

Interest income increased to $1.2 million from $0.6 million because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $40.1 million from $22.7 million. As a percent of net sales, income before income taxes increased to 18.0% from 15.2% . The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

COMPARISON OF NINE MONTHS ENDED OCTOBER 30, 1999 TO THE NINE MONTHS ENDED OCTOBER 31, 1998

Net sales increased 46.0% to $546.7 million from $374.5 million. The increase includes:

-$89.7 million from comparable store sales, representing a 24.5% increase over the prior year, and
-$82.5 million from new and non-comparable store sales, and non-store sales.

The increase resulted from an increase of 47.4% in units sold, offset by a 1.7% decrease in prices. We operated 457 stores at the end of the current period, compared to 372 stores at the end of the prior period.

Gross profit increased to $227.5 million from $146.7 million. Gross profit as a percent of net sales increased to 41.6% from 39.2% . The increase in gross profit as a percent of net sales, was attributable to a 1.4% increase in merchandise margins as well as a 1.0% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted primarily from improved mark-ons, offset by increased markdowns as a percent of sales. This improvement in buying, occupancy, and warehousing costs reflect improved leveraging achieved through comparable store sales growth.

Selling, general and administrative expenses increased to $133.5 million from $94.2 million. As a percent of net sales, these expenses decreased to 24.4% from 25.1%. The $39.3 million increase includes:

-$11.0 million in store operating expenses to support new store growth, -$10.2 million in increased compensation costs, -$5.5 million in services purchased costs to support non-store business, and additional outside service costs to support the growing business, -$4.6 million for increased promotional advertising, direct mail, and non-store advertising costs,
-$1.5 million to support increased information technology capabilities in our stores, and
-$6.5 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $8.4 million from $6.2 million. As a percent of net sales, these expenses decreased to 1.6% from 1.7%.

Interest income increased to $2.7 million from $1.7 million because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $88.2 million from $48.0 million. As a percent of net sales, income before income taxes increased to 16.1% from 12.8% . The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash in the current period was from net income. Our primary uses of cash included $56.7 million to purchase short-term investments, $34.8 million in capital expenditures, and $32.2 million to support inventory increases for anticipated sales and new store growth. Working capital at October 30, 1999 was $137.1 million compared to $67.5 million at October 31, 1998. The increase in working capital resulted primarily from the increase in cash provided by operating activities.

Capital expenditures, net of construction allowances, totaled $34.8 million for the nine months ended October 30, 1999. These expenditures included:

-new stores totaling $18.1 million including future new store openings, -remodeling of store locations totaling $7.6 million including future remodels, -improvements to our distribution center of $4.2 million, -costs related to the purchase and upgrade of computer equipment and software of $1.2 million,
-improvements to the home office totaling $1.0 million, and -other capital expenditures of $2.7 million.

At October 30, 1999, the Company had an unsecured demand lending arrangement with a bank to provide a $100 million line of credit at either the lender's prime lending rate (8.25% at October 30, 1999) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At October 30, 1999, letters of credit in the amount of $85.2 million were outstanding leaving a remaining available balance on the line of $14.8 million.

We are currently planning to open approximately nine stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 1999.

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

State of Readiness: As of June 30, 1999, the Company's systems were Year 2000 ready. Our plan to resolve the internal Year 2000 issue involved two major phases: detection and correction. The detection phase included planning, inventory, triage, and detailed assessment. We took an inventory of all our information technology and non-information technology systems to determine which of our systems were not Year 2000 compliant. We also implemented procedures to review the Year 2000 readiness in all recently acquired equipment. Next, the Company prioritized actions related to the Year 2000 problems based upon their potential impact on the Company. This detailed assessment of the problems and their connections were completed in October 1998.

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

Costs to Address Our Year 2000 Issues: The total cost of the Year 2000 project was $2.1 million of which $0.6 million relates to hardware and software which was capitalized. The remaining costs were expensed as incurred and include salaries, incentive compensation and third party consulting services. These costs were funded through cash flows from operations.

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

SAFE HARBOR STATEMENT, SEASONALITY, AND BUSINESS RISKS

This report contains various `forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-the planned opening of approximately nine stores during the remainder of Fiscal 1999,
-the sufficiency of our cash and investment balances, cash flows, and line of credit facilities to meet Fiscal 1999 requirements, and -the completion of modifications to computer systems to enable the processing of transactions in the year 2000 and beyond.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 10.1   Amended Office/Distribution Center Lease dated September
                       10, 1999 between the Registrant and Linmar Realty Company
                       II.

        Exhibit 10.4 Employment Agreement between the Registrant and Roger S. Markfield dated September 9, 1999.

        Exhibit 15     Acknowledgement of Ernst & Young LLP

        Exhibit 27     Financial Data Schedule

(b)     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 23, 1999

                        American Eagle Outfitters, Inc.
                        (Registrant)


                        /s/ Laura A. Weil
                        --------------------------------
                        Laura A. Weil
                        Executive Vice President and Chief Financial Officer



                        /s/ Dale E. Clifton
                        --------------------------------
                        Dale E. Clifton
                        Vice President, Controller and Chief Accounting Officer