Form 10-K405
period 2000-01-29
AMERICAN EAGLE OUTFITTERS INC
filed 2000-04-12
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2000

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23760

American Eagle Outfitters, Inc.
(Exact name of registrant as specified in its charter)

Delaware	No. 13-2721761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Thorn Hill Drive, Warrendale, PA	15086-7528
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (724) 776-4857

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES  ☒    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of voting stock held by non-affiliates of the registrant, 21,391,503 Common Shares, based on the $37.94 closing sale price on April 1, 2000 was $811,540,145.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 47,010,494 Common Shares were outstanding at April 1, 2000.

DOCUMENTS INCORPORATED BY REFERENCE
Part III—Proxy Statement for 2000 Annual Meeting of Stockholders, in part, as indicated.

PART I
ITEM 1.     BUSINESS.

Overview

We are a specialty retailer of all-American casual apparel, accessories, and footwear for men and women between the ages of 16 and 34. We source, design, and market a versatile line of timeless and relaxed clothing classics like jeans, khakis, and T-shirts under our American Eagle Outfitters® and AE® brand names for exclusive sale in our American Eagle Outfitters stores. As of January 29, 2000, we operated 466 stores in 45 states and the District of Columbia.

We opened our first American Eagle Outfitters store in 1977. We are currently one of the largest retailers targeting the highly favorable teenage demographic. We appeal to our growing consumer base by selling attractively priced fashionable items that reflect our lifestyle-based retail branding strategy. Our lifestyle brand concept is incorporated in every aspect of our retail operations. Our designers interpret fashion trends and develop merchandise that has fresh, collegiate appeal for our target customer. Our store layout and design are uniform and convey a natural and youthful brand image. We utilize strong visual representations of active youth in our in-store print advertising. Other marketing, advertising and promotional programs further reinforce our classic American Eagle brand image. We believe the combination of these efforts has created a strong brand identity for American Eagle Outfitters ®.

Organization and History

Until January 2, 1994, our business was operated by Retail Ventures, Inc. and Natco Industries, Inc., two corporations owned principally by members of the Jerome Schottenstein family. Effective on that date, we obtained all of the operating assets and liabilities of the American Eagle Outfitters® operations in exchange for the issuance of shares of our common stock. We lease our office and distribution center from a partnership owned by the Schottenstein Family and Schottenstein Stores Corporation. Shottenstein Stores Corporation also continues to provide us with certain corporate services. See Note 3 of Notes to Consolidated Financial Statements. On November 2, 1998, we changed our state of incorporation from Ohio to Delaware. Effective on April 7, 1999, we completed a plan of reorganization to achieve certain corporate objectives and to implement a holding company structure. As part of this reorganization, we changed our name from Natco Industries, Inc. to American Eagle Outfitters, Inc. and our predecessor, formerly known as American Eagle Outfitters, Inc. changed its' name to AE Stores Company and became our wholly owned operating subsidiary. The transaction did not have a significant impact on our financial statements.

In Fiscal 1999, we formed Eagle Trading Company, a Mexican distribution subsidiary with operations near Mexico City, Mexico.

Effective January 31, 2000, we acquired importing operations from Schottenstein Stores Corporation. The purpose of the acquisition is to integrate the expertise of the importing operation into our supply chain process.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, we report on a July year-end. As used herein, "Fiscal 1999", "Fiscal 1998", "Fiscal 1997" and "Fiscal 1996" refer to the respective 52-week periods ended January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997. "Transition 1996" refers to the twenty-seven week period from July 30, 1995 to February 3, 1996. "Fiscal 2000" refers to the 53-week period ending January 27, 2001.

Our principal offices are located at 150 Thorn Hill Drive, Warrendale, Pennsylvania 15086-7528 and our telephone number is (724) 776-4857.

Brand and Merchandising Strategies

Over the past several years, we have focused on several core brand and merchandising strategies to differentiate ourselves from our competition, improve our profitability and increase sales. These strategies include:

Build the American Eagle Outfitters Brand.

Several years ago, we sharpened the definition of our target customer. Since then we have been focused on our AE brand strategy to provide overall value through the entire shopping experience—marketing, service, merchandise quality, price, fashion, and shopping environment. We created a focused brand image based on a youthful active lifestyle, classic American styles and affordability. Our brand image is communicated through all aspects of our operations, from merchandising to marketing to our store environment.

In Fiscal 1998, we began selling merchandise on our internet site, ae.com, and launched our catalog, AE Magazine. In Fiscal 1999, we experienced increased customer traffic on our internet site, and increased the number and circulation of our catalogs. Increased marketing initiatives further strengthen our brand image. In 1999, we announced several internet partnerships, which link our website to websites of other companies, such as barnesandnoble.com, ESPN, reel.com, and CDNow. We believe these partnerships will add customer traffic and provide complimentary services for our internet customers. Magazine advertising is also an important part of our brand building strategy. We advertise in magazines such as Mademoiselle, Seventeen, Spin, Teen People, In Style and ESPN, whose readers match a segment of the demographic profile of our target customer range.

In order to continue to build brand recognition, we have allocated more resources to marketing. In Fiscal 1999, we spent $27.2 million, or 3.3% of sales, on advertising and marketing which was an increase of almost 66% from $16.4 million, or 2.8% of sales in the prior year.

Merchandising Strategies

An integral part of our strategy is to offer merchandise that reinforces our brand image and serves our target customer through items which are fashion-right and value-priced to drive added sales. We strive to intelligently source merchandise production in order to maximize merchandise margins.

We provide great quality apparel, footwear, and accessories at affordable prices. We believe our prices are competitive with or lower than those of comparable mall-based retailers. We have established relationships with key manufacturers through our own sourcing company to ensure the quality of our goods. Our sourcing and merchandise strategies allow us to execute our affordable pricing strategy while maintaining high quality standards.

Growth Strategies

Our growth strategies are focused on developing and expanding the visibility and availability of a strong brand throughout the United States. The principal elements of our growth strategies include:

Geographical Growth

Our primary store expansion strategy is to continue our geographic expansion throughout the United States and to fill-in existing markets. We currently operate in 45 states, with the highest concentration of locations in Ohio, Pennsylvania, New York, Michigan, Illinois, and Virginia. We opened 80 stores in Fiscal 1999, increasing our store base by nearly 22% and our selling square footage by over 27%. Of our 80 new stores we opened in Fiscal 1999, 27 stores, or approximately 34%, are in new markets in the Northwest and Southwest.

The table below shows certain information relating to our historic store growth:

	Fiscal 1999	Fiscal 1998	Fiscal 1997	Fiscal 1996	Transition 1996
Stores at beginning of period	386	332	303	272	266
Stores opened during the period	80	56	36	38	11
Stores closed during the period	—	(2)	(7)	(7)	(5)

Total Stores at End of Period	466	386	332	303	272

Continue to Invest in Our Distribution Facility

To support our store expansion strategy, we increased our distribution capacity. Over the past two years, we have invested approximately $9.5 million to upgrade and expand our distribution center and headquarters facility by 120,000 square feet. This investment has lowered our unit payroll costs by 8% in Fiscal 1998 and by an additional 12% in Fiscal 1999.

Mall Types

The American Eagle brand offers customers fashionable merchandise at value-oriented prices, appealing to a broad income demographic. Therefore, we can operate profitably in a variety of mall types. While substantially all stores to be opened in Fiscal 2000 will be in regional shopping malls, we believe that selected street locations in high traffic urban settings and university towns, as well as airports and strip centers, provide attractive expansion opportunities.

Flagship Stores

In 1999, we opened two "flagship" stores, which are larger stores where we offer our customers a broader merchandise selection and more exciting store environment. In July 1999, our first flagship store in San Francisco opened. The store is 8,400 gross square feet, representing our largest store. In December 1999, we opened our second flagship store in the Georgetown area of Washington, D.C. This store is approximately 8,000 gross square feet.

Direct to Consumer Opportunities

In Fiscal 1998, we began selling merchandise through our internet site, ae.com, and launched our catalog, AE Magazine, to further promote sales through alternative distribution channels. Our internet site is an extension of the AE lifestyle that we convey in our stores and our catalog. We offer approximately 80% of our apparel through ae.com and we also provide movie clips, horoscopes, and book selections, all carefully selected and edited for our target customer. Since inception, we have experienced an increase in traffic on our internet site. We also increased our circulation for our catalogs to a total of 4.0 million in Fiscal 1999 from 0.9 million in Fiscal 1998. Fiscal 1999 also included an additional holiday catalog.

Remodel Opportunities

We believe significant opportunities exist to improve our sales productivity because we are in the early stages of the development of our brand. Our brand provides opportunities for expansion of existing product categories into additional markets, as well as expansion into complimentary product lines. For example, women's apparel has increased as a percentage of total sales from 24% in Fiscal 1995 to 53% in Fiscal 1999. Additionally, in Fiscal 1999, we introduced personal care products in 75 of our stores, including a unisex fragrance, Alive.

In order to maintain a balanced presentation in each merchandise category and to accommodate additional product categories, we are seeking larger new store locations and increasing selling square footage in store remodels. Our new stores planned for Fiscal 2000 will average over 5,500 square feet compared to 4,800 for Fiscal 1999 openings. We remodeled 25 stores in Fiscal 1999, and we tested a new store design in five locations. We believe this new format will improve the overall shopping experience for our customers by providing innovative design features and incorporating the latest store technologies.

Merchandise Categories

We design and sell virtually all of our merchandise under our own brands. Our merchandising strategy focuses on providing a carefully selected, in-season, merchandise assortment within our principal merchandise groups: mens and womens apparel, footwear and accessories. Merchandise is regularly updated with new styles, colors and fabrics. We offer quality fashionable interpretations of fundamental wardrobe items such as jeans, sweaters, khakis, T-shirts, woven shirts, and fleece.

The following table shows the approximate percentage of net sales attributable to each merchandise group:

	Fiscal 1999	Fiscal 1998	Fiscal 1997	Fiscal 1996	Transition 1996
Men's apparel	39%	40%	41%	36%	52%
Women's apparel	53%	52%	50%	47%	20%
Footwear and accessories —men's and women's	8%	8%	9%	17%	18%

	100%	100%	100%	100%	100%

Store Operations

Our store operations are managed by an Executive Vice President and Director of Store Operations, seven regional managers and fifty-two district managers, each of whom supervises an average of nine stores. A typical store has a store manager, two assistant store managers, four full-time and six to twelve part-time sales associates, depending on the season. The hiring and training of new employees is the responsibility of the store manager and district manager, and we have established training and operations procedures to assist them.

Our continued success is dependent in part on our ability to attract, retain, and motivate qualified employees. Our attractive incentive compensation program and creative training program are vital to this success. Sales associates are trained to provide superior customer service in order to maximize sales, and to ensure that store merchandising plans are executed properly and to minimize inventory shrinkage. We utilize AE Digital University, a state-of-the-art in-store training curriculum to provide on-site training and skills development to sales associates and managers.

During Fiscal 1998, we implemented staff scheduling software to improve productivity and customer service by better aligning store staffing with expected customer traffic. In Fiscal 1999, this software, along with other technical and planning process improvements, has contributed to improving the productivity of store payroll expense.

To ensure that we maximize our investment when we expand into new markets, we have a dedicated "new store opening" team. This team combines the expertise of experienced store managers and marketing and visual professionals so that we open new stores to achieve maximum productivity.

Regional, district, and store managers receive performance bonuses based on sales, payroll, and shrinkage goals for their stores. Sales associates and assistant managers are eligible for a number of incentives, including cash awards and prizes for achieving certain sales goals. In Fiscal 1997, we introduced AE Rewards, an incentive program that enables hourly sales associates to earn points for achieving sales goals. These points can be redeemed for a variety of prizes that they can select from an awards catalog.

Store Environment

We consider our stores and in-store marketing as principal elements that signify and convey the image of our brand. Our store design, furniture, fixtures and music are carefully coordinated to create a store environment that is consistent with the casual, fashionable image of the brand. To promote consistency and name recognition, our stores are designed to be substantially identical, with a warm and casual ambiance created by the use of worn hardwood floors, light colored wooden fixtures and off white walls. Large in-store photographs depict young people enjoying an active, casual lifestyle with friends and family and reflect our casual, "live your life" attitude. We believe that our store ambiance is welcoming and comfortable and promotes a pleasant shopping experience. We believe that our current store design in the majority of our stores is effective, meeting the needs of our target customer. However, we understand that we must evolve and react quickly to the rapidly changing retail environment. Accordingly, in Fiscal 1999, we developed a new AE store design, which was reflected in five stores opened in 1999. The new format enhances the casual atmosphere of our store by providing comfortable seating areas, stools in the checkout area, enhanced music systems and video screens to invite the customer to relax and enjoy their shopping experience. We feel that this enhanced format will improve the overall shopping experience of our customers. Beginning in Fiscal 2000, all new stores will reflect this re-design format.

We regularly refurbish and renovate our stores to provide better customer service and upgrade to our newest store design, particularly in connection with lease renewals. In Fiscal 1999, we renovated 25 older stores at a total cost of $9.4 million. Also, we spent $1.4 million in fixture and leasehold retrofits to existing stores.

Store Locations

Our stores average approximately 4,400 gross square feet and approximately 3,500 on a selling square foot basis. At January 29, 2000, we operated 466 stores in 45 states and the District of Columbia shown below:

Alabama	Indiana	Missouri	Oregon

11 stores	14 stores	12 stores	3 stores

Arkansas	Iowa	Nebraska	Pennsylvania

3 stores	12 stores	4 stores	36 stores

California	Kansas	Nevada	Rhode Island

3 stores	5 stores	3 stores	1 store

Colorado	Kentucky	New Hampshire	South Carolina

5 stores	6 stores	4 stores	8 stores

Connecticut	Louisiana	New Jersey	South Dakota

9 stores	8 stores	16 stores	2 stores

Delaware	Maine	New Mexico	Tennessee

1 store	1 store	2 stores	14 stores

District of Columbia	Maryland	New York	Texas

1 store	12 stores	28 stores	21 stores

Florida	Massachusetts	North Carolina	Utah

20 stores	16 stores	18 stores	5 stores

Georgia	Michigan	North Dakota	Vermont

16 stores	22 stores	3 stores	2 stores

Idaho	Minnesota	Ohio	Virginia

1 store	10 stores	28 stores	21 stores

Illinois	Mississippi	Oklahoma	Washington

22 stores	5 stores	5 stores	10 stores

West Virginia

7 stores

Wisconsin

10 stores

Purchasing

We purchase merchandise from approximately 110 North American and foreign suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 1999, approximately 21% of our merchandise was purchased from North American suppliers and the remaining 79% from foreign suppliers. Since we rely on a small number of overseas sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier, the imposition of additional import restrictions, or political or economic disruptions in a country where our vendor factories are located, could have a material adverse affect on our operations. We do not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

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

The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of its selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still vulnerable to changing fashion trends and fluctuations in customer demands. In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially prior to peak selling seasons, when we build up our inventory levels. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases.

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

Customer Credit

We offer our customers an American Eagle Outfitters private label credit card. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks' procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional offers and advance notice of all in-store sales events. The names and addresses of these preferred customers are added to our customer database which is used primarily for direct mail purposes. Customers may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa ®, cash or check. During Fiscal 1999, approximately 48% of all purchases were paid for with credit cards.

In November 1998, we replaced our gift certificate program with stored value gift cards. Gift cards with values from $10 to $200 can be purchased. When the recipient uses the gift card, the value of the purchase is electronically deducted and any remaining value can be used for future purchases. During Fiscal 1999, we sold 98% more in gift cards and certificates than the prior year. In connection with stored value cards and gift certificates, a deferred revenue amount is established upon the purchase of the card by the customer and revenue is recognized upon redemption and purchase of the merchandise.

Marketing and Advertising

Our marketing and advertising strategies are designed to increase consumer recognition of our merchandise and establish American Eagle Outfitters as a differentiated lifestyle brand. We currently focus our advertising efforts on direct mail, in-store signage, promotional events, and print media. Seasonally, we review and consider other means of advertising.

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

We utilize direct mail to announce upcoming sales, the arrival of new merchandise and to promote our image. Promotional materials are also included in the monthly statement for our private label credit card. We use our own list of customers and database mining techniques to target direct mail materials to existing and potential customers.

We also utilize print advertising to build recognition of our brand. Our print ads appear in nationwide publications with reader demographic profiles that match a segment of our target customer range.

Information Systems

Our computer information systems consist of a full range of retail financial and merchandising systems which include merchandise planning, distribution center processing, inventory allocation, shipment processing, in-store systems, sales reporting, and financial processing and reporting.

In Fiscal 1999, our computer disaster recovery planning was expanded to cover all aspects of our business and we now have a detailed execution plan in the event of a major business disruption. During 1999, we made significant technological improvements in our stores including testing of in-store computers, implementing thermal printers, installing hand-held devices in our stores to increase efficiency in price changes and re-ticketing merchandise. A new merchandise allocation software application was implemented to support increased sales volumes. We initiated the planning, design, and testing of a new warehouse management system to be fully implemented in Spring 2000. We standardized hardware and software for both our home office and field personnel.

In June 1999, we completed the testing and implementation of software and systems to ensure that they successfully responded to the Year 2000 change. As a result of these efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems. We will continue to monitor our mission critical computer applications and those of our suppliers and business partners throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

During 2000, we plan to install in-store computers in all our stores to link them with the home office. We will modify our programs related to our hand-held devices to encompass inventory receiving and transfer processing. We will begin implementation of supply chain software and begin creating a data warehouse for our organization.

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

Trademarks and Service Marks

We have registered American Eagle Outfitters® in the U.S. Patent and Trademark Office ("PTO") as a trademark for clothing products and for a variety of non-clothing products, and as a service mark for retail clothing store service. We have also registered AE ® as a trademark for clothing products, and AEO® as a trademark for clothing products and a variety of non-clothing products. AE® is pending for a variety of non-clothing and personal care items. American Eagle has applied to the PTO for the registration of AE™ as a trademark for footwear that will be registered in the near future, and AE Khaki™, and AE Supply™ as trademarks for clothing products. Additionally, the on-line retail clothing trademark, @e, is registered as a trademark.

Employees

As of March 1, 2000, we had 8,149 employees, of whom 1,754 were full-time salaried employees, 609 were full-time hourly employees and 5,786 were part-time and seasonal hourly employees. We consider our relationship with our employees to be satisfactory.

ITEM 2.     PROPERTIES.

We rent our headquarters and distribution facilities near Pittsburgh, PA from Linmar Realty Company ("Linmar"), a related party. Our headquarters and distribution center occupy approximately 430,000 square feet, 49,000 square feet of which is used for executive, administrative and buying offices. This includes an expansion of 120,000 square feet in September 1999. As a result of this expansion, a new lease was entered into which expires on December 31, 2020. We also lease additional office space comprising approximately 20,000 square feet near Pittsburgh, PA and approximately 15,000 square feet for our design and production offices in New York, NY. These leases expire in August 2004 and October 2008, respectively. In addition, we lease a distribution facility near Mexico City, Mexico for approximately 42,000 square feet.

All of our stores are leased. The store leases generally have terms of approximately 10 years. Most of these leases provide for base rent and require the payment of a percentage of sales as additional rent when sales reach specified levels. Under our store leases, we are typically responsible for maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

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

Our stock is traded on the Nasdaq National Market under the symbol "AEOS". The following table sets forth the range of high and low sales prices of the common stock as reported on The Nasdaq National Market during the periods indicated. As of March 20, 2000, there were 197 stockholders of record. However, when including associates who own shares through the Company's 401(k) retirement plan and employee stock purchase plan and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 20,000. The following information reflects the January 1998, May 1998, and May 1999 stock splits.

For the Quarters Ended	Market Price
	High	Low
April 1998	$20.79	$7.75
July 1998	$26.75	$16.57
October 1998	$27.31	$14.13
January 1999	$34.19	$21.88

April 1999	$43.88	$31.31
July 1999	$51.69	$37.88
October 1999	$57.63	$32.69
January 2000	$49.63	$34.56

We have never paid cash dividends and presently anticipate that all of our future earnings will be retained for the development of our business and the share repurchase program (See Note 12 of the Consolidated Financial Statements). We do not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

Selected Consolidated Financial Data
(dollars and shares in thousands, except per share amounts and square foot data)

	For the Years Ended

	January 29,	January 30,	January 31,	February 1,	February 3,
	2000	1999	1998	1997	1996(2)

					(Unaudited)

Net sales (1)	$ 832,104	$ 587,600	$ 405,713	$ 326,404	$ 340,323

Gross profit	$ 356,508	$ 234,511	$ 136,967	$ 98,756	$ 90,908

Gross profit as a percentage of sales	42.8%	39.9%	33.8%	30.3%	26.7%

Operating income (loss) (1)	$ 149,514	$ 87,053	$ 31,120	$ 8,859	($ 1,073)

Net income (loss)	$ 90,660	$ 54,118	$ 19,537	$ 5,925	($ 1,334)

Net income (loss) as a percentage of sales	10.9%	9.2%	4.8%	1.8%	(0.4%)

Basic earnings (loss) per share	$ 1.96	$ 1.20	$ 0.44	$ 0.13	($ 0.03)

Diluted earnings (loss) per share	$ 1.86	$ 1.13	$ 0.43	$ 0.13	($ 0.03)

Weighted average basic shares outstanding	46,370	45,281	44,181	43,899	43,890

Weighted average diluted shares outstanding	48,742	47,952	45,633	45,388	43,890

Total assets	$ 354,628	$ 210,948	$ 144,795	$ 110,438	$ 95,363

Total cash and short-term investments	$ 168,492	$ 85,300	$ 48,359	$ 34,326	$ 19,986

Working capital	$ 174,137	$ 94,753	$ 48,486	$ 34,378	$ 24,775

Stockholders' equity	$ 264,501	$ 151,197	$ 90,808	$ 71,056	$ 63,796

Average return on stockholders' equity	43.6%	44.7%	24.1%	8.8%	(2.3%)

Current ratio	2.97	2.59	1.90	1.87	1.78

Total non-current liabilities	$ 1,702	--	--	--	--

Long term debt	--	--	--	--	--

Total stores at year-end	466	386	332	303	273

Comparable store sales increase (decrease)	20.9%	32.1%	15.1%	(1.8%)	6.6%

Net sales per average selling square foot (3)	$ 569	$ 497	$ 391	$ 340	$ 381

Total selling square feet at end of period	1,625,731	1,276,889	1,080,657	990,980	916,796

Net sales per average gross square foot (3)	$ 451	$ 388	$ 303	$ 261	$ 288

Total gross square feet at end of period	2,039,380	1,624,933	1,393,361	1,285,598	1,200,816

(1)	The prior year amounts have been reclassified to conform to the January 29, 2000 classifications.
(2)	The 53-week period ended February 3, 1996 includes 9 months of sales, or $21.5 million, from outlet stores sold in October 1995. It also includes 6 months of operations from the year ended July 29, 1995, representing $113.7 million of net sales, $13.7 million of operating loss, and $8.4 million of net loss.
(3)	Average net sales per square foot is calculated using retail sales for the period divided by the straight average of the beginning and ending square footage for the period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

We achieved record sales and earnings for the year ended January 29, 2000 ("Fiscal 1999"). Our record sales and profitability resulted from our focus on several brand and merchandise strategies developed to enhance our brand image and differentiate us from our competition. During Fiscal 1999, we emphasized these brand and merchandising strategies:

—	invested in our brand through increased marketing efforts,
—	committed to key merchandise items that are current, value-priced, intelligently-sourced and carefully promoted to maximize sales and profitability,
—	premiered a new store design, and
—	increased our focus on AE Direct, our internet and catalog business.

During Fiscal 1999, we continued to expand the non-store distribution of our merchandise by providing commerce opportunities on our Internet web site, ae.com, and through catalog promotions. We circulated five catalogs to four million customers, an increase in distribution of 34% over the prior year. In 1999, more customers shopped at our internet store, ae.com than ever before.

We opened 80 new stores, including 2 flagship stores, and upgraded 25 store locations during 1999. We premiered a new store design in five locations. Our goal with this design is to provide a store environment that is inviting and comfortable.

Additionally, we continue to invest in our distribution infrastructure. Over the past two years, we have invested approximately $9.5 million to upgrade our distribution center. This investment has lowered our unit processing costs by 8% in 1998 and by an additional 12% in 1999. Additionally, we increased our distribution and headquarters facility by 120,000 square feet. We believe these investments will continue to improve the efficiency for replenishment and processing of new orders and increase the capacity of our Warrendale facility to 700 stores.

As a result of these initiatives, our sales for Fiscal 1999 increased to $832.1 million compared to $587.6 million for the year ended January 30, 1999 ("the prior year" or "Fiscal 1998"), an increase of 41.6%. Comparable store sales increased 20.9% compared to the prior year. This was achieved on top of a 32.1% comparable store sales increase in Fiscal 1998. Our strong sales performance was driven primarily by a 42.0% increase over last year in the number of merchandise units sold. Additionally, gross profit increased to $356.5 million, or 42.8% of sales, for Fiscal 1999, compared to $234.5 million, or 39.9% of sales for the prior year. The increased gross profit reflected implementation of our brand and merchandising strategies, resulting in improved merchandise mark-ons, decreased markdowns as a percent of sales, and improved leveraging of buying, occupancy and warehousing costs.

Fiscal 1999's record gross profit translated into significantly improved operating profit and net income. Operating profit for Fiscal 1999 increased 71.8% to $149.5 million compared to $87.1 million in the prior year. Net income for Fiscal 1999 was $90.7 million, or $1.86 per diluted share, compared to $54.1 million, or $1.13 per diluted share, in the prior year. Our strong operating performance for the year allowed us to fund working capital requirements and capital expenditure needs entirely through cash flow. No borrowings were required under our $100.0 million credit facility.

Our balance sheet strengthened as a result of the record operating performance achieved in Fiscal 1999. As of January 29, 2000, cash and cash equivalents, including short-term investments, increased by approximately 98% to $168.5 million from $85.3 million as of January 30, 1999. Inventory was $60.4 million compared with $49.7 million at the end of the prior year, and increased approximately 1.0% on a per store basis. Stockholders' equity increased approximately 75% to $264.5 million, or $5.66 per share, at the end of Fiscal 1999 compared to $151.2 million, or $3.28 per share, at the end of the prior period. Average return on stockholders' equity was 43.6% for Fiscal 1999, compared with 44.7% for Fiscal 1998.

Results of Operations

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	57.2	60.1	66.2

Gross profit	42.8	39.9	33.8
Selling, general and administrative expenses	23.4	23.6	24.3
Depreciation and amortization expense	1.4	1.5	1.8

Operating income	18.0	14.8	7.7
Investment income (expense), net	—	0.4	0.3

Income before income taxes	18.0	15.2	8.0
Provision for income taxes	7.1	6.0	3.2

Net income	10.9%	9.2%	4.8%

Comparison of Fiscal 1999 to Fiscal 1998

Net sales increased 41.6% to $832.1 million from $587.6 million. The increase includes:

—	$118.8 million from comparable store sales, representing a 20.9% increase over the prior year, and
—	$125.7 million from new and noncomparable store sales, and nonstore sales.

The increase resulted primarily from an increase of 42.0% in units sold. We operated 466 stores at the end of Fiscal 1999, compared to 386 stores at the end of Fiscal 1998.

Gross profit increased 52.0% to $356.5 million from $234.5 million. Gross profit as a percent of net sales increased to 42.8% from 39.9%. The increase in gross profit as a percent of net sales, was attributable to a 2.1% increase in merchandise margins as well as a 0.8% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted from improved mark-ons and a decrease in markdowns as a percent of sales. The improvement in buying, occupancy, and warehousing costs reflects improved leveraging achieved through comparable store sales growth.

Selling, general and administrative expenses increased to $194.8 million from $138.8 million. As a percent of net sales, these expenses decreased to 23.4% from 23.6%. The $56.0 million increase includes:

—	$15.4 million in store operating expenses to support new store growth,
—
$15.0 million in compensation and benefit costs related to additional personnel to support the increased sales volume and incentive programs that reward employees for the achievement of key performance indicators,

—	$8.2 million for direct mail, signage, promotional advertising, and catalog and non-store advertising,
—	$7.2 million in additional outside service costs to support the growing business, including the non-store business,
—	$2.6 million related to equipment costs, primarily leasing store registers and other hardware, and
—	$7.6 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $12.2 million from $8.6 million. As a percent of net sales, these expenses decreased to 1.4% from 1.5%.

For Fiscal 1999, we had interest income of $4.4 million, which was offset by investment expense of $4.6 million. Investment expense resulted from a valuation adjustment related to a marketable equity security during the fourth quarter of Fiscal 1999. Interest income increased from $2.4 million as a result of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior period.

Income before income taxes increased to $149.4 million from $89.5 million. As a percent of net sales, income before income taxes increased to 18.0% from 15.2%. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of Fiscal 1998 to Fiscal 1997

Net sales increased 44.8% to $587.6 million from $405.7 million. The increase includes:

—	$127.3 million from comparable store sales, representing a 32.1% increase over the prior year, and
—	$54.6 million from new and noncomparable store sales, and nonstore sales.

The increase resulted from an increase of 31.6% in units sold, as well as an 8.8% increase in prices. We operated 386 stores at the end of Fiscal 1998, compared to 332 stores at the end of Fiscal 1997.

Gross profit increased to $234.5 million from $137.0 million. Gross profit as a percent of net sales increased to 39.9% from 33.8%. The increase in gross profit as a percent of net sales, was attributable to a 3.6% increase in merchandise margins as well as a 2.5% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted from a decrease in markdowns as a percent of sales, and improved mark-ons. This improvement in buying, occupancy, and warehousing costs reflects improved leveraging achieved through comparable store sales growth.

Selling, general and administrative expenses increased to $138.8 million from $98.5 million. As a percent of net sales, these expenses decreased to 23.6% from 24.3%. The $40.3 million increase includes:

—	$16.9 million in compensation costs to support increased sales and new incentive programs,
—	$9.0 million for general services purchased, supplies, and other expenses,
—	$7.8 million in store operating expenses to support new store growth,
—	$5.4 million for increased promotional advertising, direct mail, catalog and Internet development costs, and
—	$1.2 million related to costs in connection with the Natco merger.

Depreciation and amortization expense increased to $8.6 million from $7.3 million. As a percent of net sales, these expenses decreased to 1.5% from 1.8%.

Interest income increased to $2.4 million from $1.2 million as a result of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior period.

Income before income taxes increased to $89.5 million from $32.3 million. As a percent of net sales, income before income taxes increased to 15.2% from 8.0%. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

Our primary source of cash in Fiscal 1999 was from operations. Additionally, maturity of our short-term investments resulted in proceeds of $38.8 million. Our primary uses of cash included $124.2 million to purchase short-term investments, $45.6 million in capital expenditures, and $10.7 million to support inventory increases for anticipated sales and new store growth. Working capital at year-end was $174.1 million for Fiscal 1999, $94.8 million for Fiscal 1998, and $48.5 million for Fiscal 1997. The increase in total cash during Fiscal 1999 resulted primarily from the increase in cash provided by operating activities.

For Fiscal 1999, the source of the $132.9 million of cash provided by operating activities was net income adjusted for non-cash charges for depreciation and amortization. This cash was used primarily for capital expenditures and to purchase short-term investments that can be sold at any time. The remainder of the cash flow provided by operating activities is being retained for new store growth, store remodels, system enhancements, and other capital expenditures. We fund merchandise purchases through operating cash flow.

At January 29, 2000, we had an unsecured demand lending arrangement with a bank to provide a $100.0 million line of credit at either the lender's prime lending rate (8.50% at January 29, 2000) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were required against the line during Fiscal 1999. At January 29, 2000, letters of credit in the amount of $56.9 million were outstanding leaving a remaining available balance on the line of $43.1 million.

Capital expenditures, net of construction allowances, totaled $45.6 million for Fiscal 1999. These expenditures included:

—	$18.8 million related to the addition of 80 new stores,
—	$9.4 million for 25 remodeled locations,
—	$4.0 million in improvements to our distribution center,
—	$2.8 million in warehousing systems costs,
—	$2.2 million in improvements to our corporate offices,
—	$1.7 million in systems improvements,
—	$1.4 million in fixture and leasehold retrofits to existing stores,
—	$1.1 million related to future store openings, and
—	$4.2 million in other capital expenditures.

We expect capital expenditures for Fiscal 2000 to total approximately $118 million. We plan to open approximately 90 stores during Fiscal 2000 at an estimated cost of $39 million. Additionally, we will select approximately 40 locations to upgrade to our newest store design in Fiscal 2000 for an estimated cost of $17 million. In Fiscal 2000, we plan to start construction on a second distribution facility estimated to cost approximately $45 million. This will allow us to continue to improve replenishment and processing of new orders and increase the capacity of our distribution facilities to approximately 1,400 stores. Additionally, we plan to spend approximately $9 million to install new systems including both hardware and software for our stores, corporate office, and existing distribution facility. We plan to fund these capital expenditures primarily through available cash, investments, and cash flow from operations. These forward-looking statements will be influenced by our financial position, consumer spending, availability of financing, and the number of acceptable mall store leases that may become available.

Our growth strategy includes the possibility of growth through acquisitions. We periodically consider and evaluate acquisitions and opportunities to support future growth and may undertake acquisitions in 2000. At this time we have not committed to any material future acquisition. In the event we did pursue material future acquisitions, such actions could require additional equity or debt financing, which we would seek to obtain as required. There can be no assurance that we will be successful in closing any potential acquisition transaction, or that any acquisition we undertake will increase our profitability.

Income Taxes

We had deferred tax assets of $17.2 million at January 29, 2000 which resulted from financial and tax accounting differences. We have had taxable income during each of the past three tax years and anticipate that future taxable income will be able to recover the full amount of the deferred tax asset. Assuming a 40% effective tax rate, we will need to recognize pre-tax net income of $43.0 million in future periods to recover existing deferred tax amounts. See Note 8 of the Consolidated Financial Statements.

Impact of Inflation

We do not believe that the relatively modest levels of inflation experienced in the United States in recent years have had a significant effect on our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on our business and the industry in the future.

Impact of Year 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In June 1999, we completed our correction phase which included repair and resolution and testing and implementation of software and systems. As a result of these efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. The total cost of the Year 2000 project was $2.0 million and was funded through cash flows from operations. Of the total cost, $0.5 million relates to hardware and software which was capitalized. The remaining costs were expensed as incurred and include salaries, incentive compensation and third party consulting services. We will continue to monitor our mission critical computer applications and those of our suppliers and business partners throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Safe Harbor Statement, Business Risks, and Seasonality

This report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

—	the planned opening of approximately 90 stores in Fiscal 2000,
—	the selection of approximately 40 stores for remodeling,
—	the opening of an additional distribution facility, and
—	the possibility of growth through acquisitions.

We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

—	our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
—	decline in demand for our merchandise,
—	the ability to obtain suitable sites for new stores at acceptable costs,
—	the integration of new stores into existing operations,
—	customer acceptance of our new store design,
—	our ability to successfully acquire and integrate other businesses,
—	the integration of our additional distribution facility into existing operations,
—	the expansion of buying and inventory capabilities,
—	the hiring and training of qualified personnel,
—	the availability of capital,
—	the effect of overall economic conditions and consumer spending patterns,
—	the effect of changes in weather patterns,
—	the change in currency and exchange rates, duties, tariffs, or quotas, and
—	the effect of competitive pressures from other retailers.

The impact of the above factors, some of which are beyond our control, may cause our actual results actually to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 1999, these periods accounted for approximately 56% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 29, 2000	January 30, 1999	January 31, 1998
Assets
Current assets:
Cash and cash equivalents	$ 76,581	$ 71,940	$ 48,359
Short-term investments	91,911	13,360	—
Merchandise inventory	60,375	49,688	36,278
Accounts and note receivable, including related party	13,471	8,560	7,647
Prepaid expenses and other	6,640	2,757	5,388
Deferred income taxes	13,584	8,199	4,801

Total current assets	262,562	154,504	102,473

Fixed assets:
Fixtures and equipment	52,158	36,307	25,842
Leasehold improvements	70,403	46,996	35,978

	122,561	83,303	61,820
Less: Accumulated depreciation	37,635	29,933	23,273

	84,926	53,370	38,547

Other assets, less accumulated amortization	7,140	3,074	3,775

Total assets	$ 354,628	$ 210,948	$ 144,795

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 30,700	$ 18,551	$ 24,606
Accrued compensation and payroll taxes	21,307	17,739	9,227
Accrued rent	17,755	13,042	7,909
Accrued income and other taxes	7,927	4,773	9,715
Unredeemed stored value cards and gift certificates	7,703	3,372	1,703
Other liabilities and accrued expenses	3,033	2,274	827

Total current liabilities	88,425	59,751	53,987
Commitments and contingencies	—	—	—
Total noncurrent liabilities	1,702	—	—
Stockholders' equity	264,501	151,197	90,808

Total liabilities and stockholders' equity	$ 354,628	$ 210,948	$ 144,795

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Net sales	$ 832,104	$ 587,600	$ 405,713
Cost of sales, including certain buying, occupancy and warehousing expenses	475,596	353,089	268,746

Gross profit	356,508	234,511	136,967
Selling, general and administrative expenses	194,795	138,847	98,529
Depreciation and amortization expense	12,199	8,611	7,318

Operating income	149,514	87,053	31,120
Investment income (expense), net	(160)	2,436	1,158

Income before income taxes	149,354	89,489	32,278
Provision for income taxes	58,694	35,371	12,741

Net income	$ 90,660	$ 54,118	$ 19,537

Basic earnings per common share	$ 1.96	$ 1.20	$ 0.44

Diluted earnings per common share	$ 1.86	$ 1.13	$ 0.43

Weighted average common shares outstanding - basic	46,370	45,281	44,181

Weighted average common shares outstanding - diluted	48,742	47,952	45,633

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended January 29, 2000, January 30, 1999, and January 31, 1998

(In thousands)

	Shares (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Deferred Compensation Expense	Other Comprehensive Loss	Stockholders' Equity
Balance at February 1, 1997	9,918	$ 99	$58,299	$ 17,119	$(1,625)	$(2,836)	$ —	$ 71,056

Net income and comprehensive income	—	—	—	19,537	—	—	—	19,537

Exercise of stock options	115	1	973	—	—	—	—	974

Tax benefit realized on exercised stock options and vested restricted stock	—	—	277	—	—	—	—	277

Investment in Prophecy, Ltd.	—	—	(1,350)	(900)	—	—	—	(2,250)

Restricted stock and stock option compensation	—	—	370	—	—	844	—	1,214

Three-for-two stock split-Jan. 5, 1998	4,978	50	(50)	—	—	—	—	—

Balance at January 31, 1998	15,011	150	58,519	35,756	(1,625)	(1,992)	—	90,808

Net income and comprehensive income	—	—	—	54,118	—	—	—	54,118

Exercise of stock options	426	4	1,776	—	—	—	—	1,780

Tax benefit realized on exercised stock options and vested restricted stock	—	—	2,255	—	—	—	—	2,255

Restricted stock and stock option compensation	—	—	—	—	—	1,336	—	1,336

Restricted stock grant	64	1	1,417	—	345	(1,763)	—	—

Merger costs incurred by Natco	—	—	900	—	—	—	—	900

Three-for-two stock split-May 8, 1998	7,554	76	(76)	—	—	—	—	—

Two-for-one stock split-May 3, 1999	23,055	230	(230)	—	—	—	—	—

Balance at January 30, 1999	46,110	461	64,561	89,874	(1,280)	(2,419)	—	151,197

Exercise of stock options	630	6	2,670	—	—	—	—	2,676

Tax benefit realized on exercised stock options and vested restricted stock	—	—	16,445	—	—	—	—	16,445

Restricted stock and stock option grant	—	—	6,794	—	—	(6,794)	—	—

Restricted stock and stock option compensation	—	—	—	—	—	5,809		5,809

Retirement of treasury stock	—	—	(1,280)	—	1,280	—		—

Comprehensive income:

Net income	—	—	—	90,660	—	—	—	90,660

Unrealized loss on investments, net of tax	—	—	—	—	—	—	(2,286)	(2,286)

Total comprehensive income	—	—	—	—	—	—	—	88,374

Balance at January 29, 2000	46,740	$467	$89,190	$180,534	$ —-	$(3,404)	$(2,286)	$264,501

(1)	125 million authorized, 47 million , 46 million, and 45 million issued and outstanding, $.01 par value common stock at January 29, 2000, January 30, 1999, and January 31, 1998, respectively. The Company has 5 million authorized with none issued or outstanding $.01 par value preferred stock at January 29, 2000.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Operating activities:
Net income	$ 90,660	$ 54,118	$ 19,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,199	8,611	7,318
Loss on impairment and write-off of fixed assets	1,907	1,467	2,292
Restricted stock compensation	5,809	1,336	1,214
Deferred income taxes	(7,214)	(2,753)	(496)
Investment expense	4,554	—	—
Merger costs incurred by Natco	—	900
Changes in assets and liabilities:
Merchandise inventory	(10,687)	(13,410)	(8,903)
Receivables	(4,911)	(913)	(2,611)
Prepaid and other	(6,205)	2,445	(1,578)
Receivables from officers	—	—	376
Accounts payable	12,121	(5,400)	(1,657)
Unredeemed stored value cards and gift certificates	4,331	1,669	(286)
Accrued liabilities	30,348	11,751	10,962

Total adjustments	42,252	5,703	6,631

Net cash provided by operating activities	132,912	59,821	26,168

Investing activities:
Capital expenditures	(45,556)	(24,913)	(12,592)
Purchase of short-term investments	(124,166)	(54,559)	—
Sale of short-term investments	38,775	41,199	—
Investment in Prophecy, Ltd.	—	—	(900)

Net cash used for investing activities	(130,947)	(38,273)	(13,492)

Financing activities:
Net proceeds from stock options exercised	2,676	2,033	1,357

Net cash provided by financing activities	2,676	2,033	1,357

Net increase in cash and cash equivalents	4,641	23,581	14,033
Cash and cash equivalents —beginning of period	71,940	48,359	34,326

Cash and cash equivalents —end of period	$76,581	$71,940	$48,359

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2000

1.     Business Operations and Basis of Presentation

American Eagle Outfitters, Inc. (the "Company") is a specialty retailer of all-American casual apparel, accessories, and footwear for men and women between the ages of 16 and 34. The Company designs, markets, and sells its own brand of versatile, relaxed, and timeless classics like AE dungarees, khakis, and T-shirts, providing high quality merchandise at affordable prices. The Company operates retail stores located primarily in regional enclosed shopping malls principally in the Midwest, Northeast, and Southeast. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned operating, royalty, investment, sourcing, and Mexican distribution subsidiaries. All inter-company transactions have been eliminated.

The following table sets forth the approximate percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Mens apparel	39%	40%	41%
Womens apparel	53%	52%	50%
Footwear and accessories —men's and women's	8%	8%	9%

Total	100%	100%	100%

Effective May 4, 1997, the Company acquired the operations of Prophecy, Ltd. partnership ("Prophecy"), a New York-based production and sourcing company. Prior to the acquisition, the majority partner of Prophecy was a related party. The goals of the acquisition were to leverage the talent and expense of the Company's New York design office and to use Prophecy's production and sourcing expertise and manufacturing relationships to shorten product delivery cycles and enable the Company to improve product quality and value. The terms of the acquisition included a cash payment of $0.9 million at closing as well as the assumption of net liabilities of approximately $2.7 million. The acquisition was accounted for as a purchase; however, the assets acquired and the liabilities assumed have been recorded at historic carrying value because Prophecy was under common control with the Company. The premium in excess of Prophecy's book value was recorded as a reduction to equity. The results of operations of Prophecy are included in the accompanying Consolidated Financial Statements from the date of acquisition.

In Fiscal 1999, the Company formed Eagle Trading Company, a Mexican distribution subsidiary with operations near Mexico City, Mexico.

2.     Summary of Significant Accounting Policies

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, the Company reports on a July year-end. As used herein, "Fiscal 1999," "Fiscal 1998" and "Fiscal 1997" refer to the twelve month periods ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

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

Recent Financial Accounting Standards Board Pronouncements

FASB 133, Accounting for Derivative Instruments and Hedging Activities

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition and measurement of derivatives and hedging activities. This standard is effective for Fiscal 2000. The Company does not currently engage in these types of risk management or investment activities. Based upon current business practices, this statement is not anticipated to have any impact on the Company's financial statements.

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term investments and Other Comprehensive Loss

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of January 29, 2000, short-term investments included investments with an original maturity of greater than three months (averaging approximately 10 months) and consisted primarily of tax-exempt municipal bonds classified as available for sale and marketable equity securities. During the fourth quarter of Fiscal 1999, the Company recognized expense of $4.6 million related to a valuation adjustment of a marketable equity. This charge is included in investment income (expense) in the Consolidated Statements of Operations.

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

Fixed Assets

Fixed assets are recorded on the basis of cost with depreciation computed utilizing the straight-line method over the estimated useful lives. Estimated useful lives range from three to ten years. Depreciation expense is summarized as follows:

           (Dollars in thousands)

For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998

Depreciation expense	$ 11,782	$ 8,215	$ 6,943

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Intangible assets

Intangible assets consist primarily of lease buyout costs and trademark costs. The lease buyout costs are amortized over the remaining life of the leases, generally for no greater than ten years. The trademark costs are amortized over five years. These assets, net of amortization, are included in other assets (long-term) on the Consolidated Balance Sheets. Details of intangible assets follow:

           (Dollars in thousands)

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998

Intangible assets	$ 3,899	$1,472	$1,016

Less: accumulated amortization	(1,164)	(614)	(83)

Net intangible assets	$ 2,735	$ 858	$ 933

Amortization expense related to these intangibles is summarized as follows:

           (Dollars in thousands)

For the Years Ended

	January 29, 2000	January 30, 1999	January 31, 1998

Amortization expense	$ 417	$ 396	$ 375

Stock Option Plan

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company continues to account for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. See pro forma disclosures required under FASB Statement No. 123 in Note 10 of the Consolidated Financial Statements.

Revenue Recognition

Revenue is recorded upon purchase of merchandise by customers. In connection with stored value cards and gift certificates, a deferred revenue amount is established upon purchase of the card by the customer and revenue is recognized upon redemption and purchase of the merchandise.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense is summarized as follows:

           (Dollars in thousands)

For the Years Ended

	January 29, 2000	January 30, 1999	January 31, 1998

Advertising expense	$ 27,243	$ 16,431	$ 10,067

Supplemental Disclosures of Cash Flow Information

           (Dollars in thousands)

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31 1998

Cash paid during the periods for:

Income taxes	$45,741	$41,706	$9,675

Interest	$ —	$ —	$ —

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(In thousands)

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998

Net income	$ 90,660	$ 54,118	$ 19,537

Weighted average common shares outstanding:
Basic shares	46,370	45,281	44,181

Dilutive effect of stock options and non-vested restricted stock	2,372	2,671	1,452

Diluted shares	48,742	47,952	45,633

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 1999 presentation.

3.    Related Party Transactions

The Company has various transactions with related parties. The nature of the relationship with each party is primarily common ownership. In September 1999, our distribution center facility, which is owned by a related party, was expanded to add 120,000 square feet which increases our capacity to handle distribution needs for future growth. As a result, the Company entered into an amended and restated operating lease for its corporate headquarters and distribution center with a related party. The lease, which commenced on September 1, 1999, and expires on December 31, 2020 provides for annual rental payments of approximately $2.0 million through 2000, $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease.

In addition, the Company and its subsidiaries sell merchandise to various related parties and use the services of a related importing company (See Note 12 of the Consolidated Financial Statements).

The Company purchases merchandise from Azteca Production International ("Azteca"), a third party vendor, who because of significant beneficial ownership, was considered a related party in Fiscal 1997. Since Fiscal 1997, the beneficial ownership has been reduced and these purchases are not considered related party transactions. In Fiscal 1997, the Company purchased $31.5 million in merchandise from Azteca. As of January 31, 1998, accounts payable due Azteca was $1.9 million. These amounts are excluded from the table below.

Related party amounts follow:

           (Dollars in thousands)

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Merchandise purchases through a related party importer	$63,763	$46,885	$33,661
Accounts payable	$682	$—	$5,914
Accounts receivable	$2,436	$2,829	$1,865
Rent expense	$1,896	$1,548	$1,549
Merchandise sales	$7,388	$3,289	$8,669

4.    Accounts Receivable

Accounts receivable is comprised of the following:

           (Dollars in thousands)

	January 29, 2000	January 30, 1999	January 31, 1998
Accounts receivable—construction allowances	$ 3,846	$ 4,008	$ 1,518
Related party accounts receivable	2,436	2,829	1,865
Accounts and note receivable—other	7,189	1,723	4,264
Total	$ 13,471	$ 8,560	$ 7,647

5.    Notes Payable

The Company has an unsecured demand lending arrangement with a bank to provide a $100 million line of credit at either the lender's prime lending rate (8.50% at January 29, 2000) or a negotiated rate such as LIBOR. Because there were no borrowings during any of the past three years, there were no amounts paid for interest. The facility has a limit of $40 million to be used for direct borrowing. At January 29, 2000, letters of credit in the amount of $56.9 million were outstanding leaving a remaining available balance on the line of $43.1 million.

6.     Impairment of Assets

In accordance with FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. There was no impairment expense recorded in Fiscal 1999. The expense included in selling, general and administrative expenses for Fiscal 1998 and Fiscal 1997 was $0.2 million and $1.7 million, respectively.

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

Rent expense charged to operations, including amounts paid under short-term cancelable leases, was as follows:

(Dollars in thousands)

For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Minimum rentals	$ 66,437	$ 53,482	$ 47,421
Contingent rentals	10,736	6,177	1,725

Total	$ 77,173	$ 59,659	$ 49,146

The table below summarizes future minimum lease obligations under operating leases in effect at January 29, 2000:

(In thousands)

Fiscal years:	Future Minimum Lease Obligations
2000	$ 54,483
2001	51,083
2002	48,851
2003	48,058
2004	43,238
Thereafter	157,602

Total	$403,315

The Company may be contingently liable for the remaining rental payments that could total as much as $7.8 million for the outlet stores which were sold in October 1995. In January 2000, the company which owns the outlet stores sought protection under Chapter 11 of the Bankruptcy Act. Currently, there is insufficient information available to determine the amount of loss the Company may incur, if any, related to this potential contingent liability.

8.     Income Taxes

The significant components of the Company's deferred tax assets (there are no deferred tax liabilities) were as follows:

(Dollars in thousands)

	January 29, 2000	January 30, 1999	January 31, 1998

Current:
Inventories	$ 4,048	$ 2,826	$1,297
Accrued rent	4,055	3,375	2,545
Salaries and compensation	3,565	1,274	743
Marketable equity securities	1,530	—	—
Other	386	724	216

	13,584	8,199	4,801

Long Term:
Basis differences in fixed assets	2,410	2,200	2,790
Other comprehensive loss	1,472	—	—
Other	147	—	55

	4,029	2,200	2,845

Total	$17,613	$10,399	$7,646

           Significant components of the provision for income taxes are as follows:

	For the Years Ended

(Dollars in thousands)	January 29, 2000	January 30, 1999	January 31, 1998

Current:
Federal	$ 54,684	$ 31,819	$ 12,366
State	10,806	6,305	2,250

Total current	65,490	38,124	14,616

Deferred:
Federal	(5,675)	(2,298)	(1,733)
State	(1,121)	(455)	(142)

Total deferred	(6,796)	(2,753)	(1,875)

Provision for income taxes	$ 58,694	$ 35,371	$ 12,741

A tax benefit has been recognized as contributed capital, in the amount of $16.4 million for the year ended January 29, 2000, $2.3 million for the year ended January 30, 1999, and $0.3 million for the year ended January 31, 1998, resulting from additional tax deductions related to vested restricted stock grants and stock options exercised.

A reconciliation between the statutory federal income tax and the effective tax rate follows:

	For the Years Ended
	January 29, 2000	January 30, 1999	January 31, 1998

Federal income tax rate	35%	35%	35%

State income taxes, net of federal income tax effect	4	4	4
Other items, net	-	1	1

	39%	40%	40%

9.     Profit Sharing Plan and Employee Stock Purchase Plan

The Company maintains a 401(k) retirement plan and contributory profit sharing plan. Full-time employees and part-time employees are automatically enrolled to contribute 1% of their salary if they worked at least 1,000 hours of service per year, attained twenty and one-half years of age, and have completed sixty days of service. Individuals can decline enrollment or can contribute up to 20% of their salary to the 401(k) plan on a pre-tax basis, subject to IRS limitations. After one year of service, the Company will match up to 3% of participants' eligible compensation. Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary, but generally may not exceed 15% of defined annual compensation paid to all participating employees. The Company recognized $2.0 million, $2.9 million, and $1.2 million in expense during Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively, in connection with these plans.

The Employee Stock Purchase Plan covers employees who are at least 18 years old, have completed sixty days of service, and work at least 1,000 hours. Contributions are determined by the employee with a maximum of $1,560 annually with the Company matching 15% of the investment. These contributions are used to purchase shares of the Company stock in the open market.

10.     Stock Incentive Plan, Stock Option Plan, and Restricted Stock Agreements

Stock Incentive Plan

The 1999 Stock Incentive Plan (the "Plan") was approved by the shareholders on June 8, 1999. The Board of Directors authorized 4,000,000 shares for issuance under the Plan in the form of stock options, stock appreciation rights, restricted stock awards, performance units, or performance shares. Additionally, the Plan provides that the maximum number of shares awarded to one individual may not exceed 2,000,000 shares. The Plan allows the Compensation and Stock Option Committee to determine which employees and consultants will receive awards and the terms and conditions of these awards. The Plan provides for a grant of 15,000 stock options annually to directors who are not officers or employees of the Company. These options grant in quarterly increments, vest one year from date of grant, and are exercisable for a ten-year
Stock Option Plan

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "Plan"). The Plan provides for the grant of 2,700,000 incentive or non-qualified options to purchase common stock. On June 3, 1996, the Plan was amended to provide for the grant of an additional 1,350,000 shares for which options may be granted under the Plan. On May 7, 1997, the Plan was further amended to provide for the grant of an additional 1,350,000 shares for which options may be granted under the Plan. Additionally, the amendment provided that the maximum number of options which may be granted to one individual may not exceed 1,800,000 shares. All full-time employees and selected related party consultants to the Company are eligible to receive stock options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of grant. Directors who are not officers or employees of the Company were previously granted options for 11,250 shares of stock annually at fair value, which vest one year after the date of grant. On September 11, 1996, the Plan was amended to grant 4,500 options at fair value to the members of the Board of Directors who are not officers or employees of the Company on the first trading day of each fiscal quarter of the Company which vest one year after the date of grant and are exercisable for a ten-year period from the date of grant. This provision became effective for the third quarter of Fiscal 1996 but was superseded by the 1999 Stock Incentive Plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. This election was made because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 ("FASB 123"), "Accounting for Stock-Based Compensation" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended

	Fiscal 1999	Fiscal 1998	Fiscal 1997

Risk-free interest rates	5.5%	5.0%	6.0%

Dividend yield	None	None	None
Volatility factors of the expected market price of the Company's common stock	.600	.678	.644

Weighted-average expected life	5 years	6 years	6 years

Expected forfeiture rate	10.0%	12.0%	13.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options'; vesting period. The Company's pro forma information follows:

(In thousands, except earnings per share)	For the Years Ended

	January 29, 2000	January 30, 1999	January 31, 1998

Pro forma net income	$83,014	$52,467	$19,060

Pro forma net income per share

Basic	$ 1.79	$ 1.16	$ 0.43

Diluted	$ 1.70	$ 1.09	$ 0.42

A summary of the Company's stock option activity under all plans follows:

	For the Years Ended

	January 29, 2000 (2)		January 30, 1999 (2)		January 31, 1998 (2)

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted -Average Exercise Price

Outstanding—beginning of year	3,526,430	$ 5.21	3,356,238	$ 2.11	2,843,552	$1.98

Granted (Exercise Price equal to Fair Value)	2,028,900	$33.34	1,236,152	$11.16	1,035,000	$2.63

Exercised (1)	(627,720)	$ 4.26	(950,606)	$ 1.88	(442,214)	$2.21

Cancelled	(73,580)	$22.82	(115,354)	$ 6.19	(80,100)	$2.27

Outstanding—end of year (3)	4,854,030	$16.81	3,526,430	$ 5.21	3,356,238	$2.11

Exercisable—end of year (4)	1,010,547	$ 5.05	553,224	$ 2.37	664,424	$1.63

Weighted average fair value of options granted during the year		$20.69		$ 6.91		$1.46

(1)	Options exercised during Fiscal 1999 ranged in price from $1.39—$20.04 with an average of $4.26.
(2)	As of January 29, 2000, January 30,1999, and January 31, 1998, the Company had 2,332,372 shares, 287,472 shares and 1,408,276 shares available for grant, respectively.
(3)
As of January 29, 2000, the exercise price of 2,633,879 options outstanding ranged between $1.39 and $8.92 with weighted average remaining contractual lives between approximately 4 and 8 years. The exercise price of 1,880,751 options outstanding ranged between $17.69 and $34.19 with weighted average remaining contractual lives between approximately 8 and 10 years. The exercise price of 339,400 options outstanding ranged between $35.06 and $47.27 with weighted average remaining contractual lives between 9 and 10 years.

(4)	As of January 29, 2000, the exercise price of 876,797 options exercisable ranged between $1.39 and $8.92.

Restricted Stock Grants

The Company maintains a restricted stock plan for compensating certain employees and selected related party consultants. This plan was superseded by the 1999 Stock Incentive Plan. At January 29, 2000, 1,369,607 shares of restricted stock were granted at prices ranging from $3.56 to $35.09, with 1,157,538 shares vested. During Fiscal 1999, 112,669 shares of restricted stock were granted at $35.09.

For Fiscal 1999, Fiscal 1998, and Fiscal 1997, the Company recorded $4.8 million, $1.3 million, and $1.2 million in compensation expense, respectively, on restricted stock and certain stock options granted during Fiscal 1996 where the exercise price is less than fair value of the underlying stock, and certain options granted to non-employees.

11.     Quarterly Financial Information—Unaudited
(In thousands, except earnings per share)	Quarters Ended (2)

	May 1, 1999	July 31, 1999	October 31, 1999	January 29, 2000

Net sales	$145,404	$178,582	$222,693	$285,425

Gross profit	59,027	72,589	95,844	129,048

Income before provision for income taxes	20,169	27,928	40,096	61,161

Net income	12,243	16,949	24,337	37,131

Basic earnings per common share (1)	$ 0.27	$ 0.36	$ 0.52	$ 0.80

Diluted earnings per common share (1)	$ 0.25	$ 0.35	$ 0.50	$ 0.76

	May 2, 1998	August 1, 1998	October 31, 1998	January 30, 1999

Net sales	$ 99,694	$ 125,731	$149,068	$ 213,107

Gross profit	37,217	49,063	60,420	87,811

Income before provision for income taxes	9,561	15,738	22,685	41,505

Net income	5,805	9,553	13,871	24,889

Basic earnings per common share (1)	$ 0.13	$ 0.21	$ 0.31	$ 0.55

Diluted earnings per common share (1)	$ 0.12	$ 0.20	$ 0.29	$ 0.52

(1)	Net income per share amounts have been restated to reflect the adoption of FASB 128, the three-for-two stock splits, and the two-for-one stock split.
(2)	Quarters are presented in 13-week periods consistent with the Company's fiscal year discussed in Note 2 of the Consolidated Financial Statements.

12.     Subsequent Events

Effective January 31, 2000, the Company acquired importing operations from Schottenstein Stores Corporation, a related party. The purpose of the acquisition was to integrate the expertise of the importing operation into the Company's supply chain process and to streamline and improve the efficiency of the process. The terms of the acquisition require a payment of $8.5 million to Schottenstein Stores Corporation which was made on March 6, 2000. The majority of the acquisition price will be recorded as goodwill and amortized on a straight-line basis over its anticipated useful life.

On February 24, 2000, the Company authorized the repurchase of up to 2.5 million shares of its stock. The repurchase of shares will occur at the discretion of the Company.

Report of Independent Auditors

To the Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of January 29, 2000, January 30, 1999, and January 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 29, 2000, January 30, 1999, and January 31, 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Pittsburgh, Pennsylvania
February 24, 2000, except for Note 12, as to which the date is
March 6, 2000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions "Nominees For Election As Directors", "Information Concerning Board of Directors" and "Executive Officers" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 12, 2000, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 12, 2000 under the captions "Executive Officer Compensation", "Option/SAR Grants in Last Fiscal Year", and "Aggregated Option Exercises and Fiscal Year-End Option Value" is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 12, 2000, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on June 12, 2000, is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)	The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 29, 2000, January 30, 1999, and January 31, 1998

Consolidated Statements of Operations for the years ended January 29, 2000, January 30, 1999, and January 31, 1998

Consolidated Statements of Stockholders' Equity for the years ended January 29, 2000, January 30, 1999, and January 31, 1998

Consolidated Statements of Cash Flows for the years ended January 29, 2000, January 30, 1999, and January 31, 1998

Notes to the Consolidated Financial Statements

(a)(2)	No financial statement schedules are supplied because of the absence of the conditions under which they are required.

(a)(3) Exhibits:

Exhibit No.		Exhibit Index Page No.
2.1

Plan of Reorganization and Merger Agreement, dated as of November 30, 1998, among Natco Industries, Inc., Thorn Hill Acquisition Corp., Natco Limited Liability Company and American Eagle Outfitters, Inc.

Previously filed as Appendix A to the Prospectus included in the Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1998, as amended, and incorporated herein by reference.

3.1	Second Amended and Restated Certificate of Incorporation, as amended.	Previously filed as Exhibit 3.1 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1999, as amended, and incorporated herein by reference.

3.2	Amended and Restated Bylaws.	Previously filed as Exhibit 3.2 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1999, as amended, and incorporated herein by reference.

4.1	See Second Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1

4.2	See Amended and Restated Bylaws in Exhibit 3.2

10.1	Restated and Amended Office/Distribution Center Lease dated September 10, 1999 between the Registrant and Linmar Realty Company.	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 30, 1999, filed November 24, 1999, and incorporated herein by reference.

10.2	Form of Import Services Agreement.	Previously filed as Exhibit 10.2 to Registration Statement on Form S-1 (file no. 33-75294) filed February 14, 1994, as amended, and incorporated herein by reference.

10.3	Form of the Registrant's 1994 Stock Option Plan.

Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994, as amended on Form S-8 (file no. 33-12643) filed September 25, 1996 and incorporated herein by reference and Form S-8 (file no. 33-44759) filed January 22, 1998 and incorporated herein by reference.

10.4	Form of Restricted Stock Agreement	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994 and incorporated herein by reference.

10.5	Form of Indemnification Agreement	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294) filed February 14, 1994, as amended, and incorporated herein by reference.

10.6	Merchandise Royalty Agreement	Previously filed as Exhibit 10.8 to Form 10-K for the year ended July 29, 1995, filed May 1, 1996, and incorporated herein by reference.

10.7	Employee Stock Purchase Plan	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed on April 5, 1996 and incorporated herein by reference.

10.8	Form of the Registrant's 1999 Stock Incentive Plan	Previously filed as Exhibit A to the 1999 Proxy Statement, filed May 7, 1999, and incorporated herein by reference.

10.9	Employment Agreement between the Registrant and Roger S. Markfield dated September 9, 1999.	Previously filed as Exhibit 10.4 to the Form 10-Q for the period ended October 30, 1999, filed November 24, 1999, and incorporated herein by reference.

10.10	Purchase and Sale Agreement between Blue Star Imports, L.P. and Schottenstein Stores Corporation.

21	Subsidiaries.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

27	Financial Data Schedule.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

The exhibits to this report begin on page 18.

(d)	Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By: /s/ Jay L. Schottenstein Jay L. Schottenstein, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on April 12, 2000.

Signature	Title

/s/ Jay L. Schottenstein Jay L. Schottenstein (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer

/s/ George Kolber George Kolber	Vice Chairman and Chief Operating Officer

/s/ Roger S. Markfield Roger S. Markfield	President, Chief Merchandising Officer and Director

/s/ Laura A. Weil Laura A. Weil	Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton Dale E. Clifton	Vice President, Controller, and Chief Accounting Officer

/s/ Saul Schottenstein Saul Schottenstein	Vice Chairman

/s/ Ari Deshe Ari Deshe	Director

/s/ Jon P. Diamond Jon P. Diamond	Director

/s/ Martin P. Doolan Martin P. Doolan	Director

/s/ Gilbert W. Harrison Gilbert W. Harrison	Director

/s/ Michael G. Jesselson Michael G. Jesselson	Director

/s/ Thomas R. Ketteler Thomas R. Ketteler	Director

/s/ John L. Marakas John L. Marakas	Director

/s/ David W. Thompson David W. Thompson	Director

/s/ Gerald E. Wedren Gerald E. Wedren	Director

*By:	/s/ Laura A. Weil Laura A. Weil, Attorney-in-Fact