Form 10-Q
period 2000-04-29
AMERICAN EAGLE OUTFITTERS INC
filed 2000-06-01
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $.01 par value, 46,644,599 shares outstanding as of May 26, 2000.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets April 29, 2000 (unaudited) and January 29, 2000	3
	Consolidated Statements of Operations (unaudited) Three months ended April 29, 2000 and May 1, 1999	4
	Consolidated Statements of Cash Flows (unaudited) Three months ended April 29, 2000 and May 1, 1999	5
	Notes to Consolidated Financial Statements	6-8
	Review By Independent Accountants	9
	Independent Accountants' Review Report	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 2.	Changes in Securities	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	N/A
Signatures		14

Exhibit 15	Acknowledgement of Independent Accountants	15
Exhibit 27	Financial Data Schedule	16

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	April 29, 2000	January 29, 2000
(Dollars in thousands)
Assets
Current assets:	(Unaudited)
Cash and cash equivalents	$34,004	$76,581
Short-term investments	63,964	91,911
Merchandise inventory	81,813	60,375
Accounts and note receivable, including related party	15,031	13,471
Prepaid expenses and other	15,632	6,640
Deferred income taxes	16,129	13,584

Total current assets	226,573	262,562

Fixed assets:
Fixtures and equipment	57,859	52,158
Leasehold improvements	85,045	70,403

	142,904	122,561
Less: Accumulated depreciation	39,801	37,635

	103,103	84,926

Other assets, less accumulated amortization	18,836	7,140

Total assets	$348,512	$354,628

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,758	$30,700
Accrued compensation and payroll taxes	12,008	21,307
Accrued rent	16,625	17,755
Accrued income and other taxes	—	7,927
Unredeemed stored value cards and gift certificates	5,090	7,703
Other liabilities and accrued expenses	2,785	3,033

Total current liabilities	73,266	88,425

Commitments and contingencies	—	—
Total noncurrent liabilities	1,617	1,702
Stockholders' equity:
Preferred stock	—	—
Common stock	472	467
Contributed capital	93,211	89,190
Retained earnings	193,142	180,534

	286,825	270,191
Less: Deferred compensation	3,724	3,404
Accumulated other comprehensive loss	3,018	2,286
Treasury stock	6,454	—
Total stockholders' equity	273,629	264,501

Total liabilities and stockholders' equity	$348,512	354,628

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 29, 2000	May 1, 1999
Net sales	$177,999	$145,404
Cost of sales, including certain buying, occupancy and warehousing expenses	107,943	86,377

Gross profit	70,056	59,027
Selling, general and administrative expenses	46,707	37,108
Depreciation and amortization expense	4,291	2,484

Operating income	19,058	19,435
Investment income, net	1,713	734

Income before income taxes	20,771	20,169
Provision for income taxes	8,163	7,926

Net income	$12,608	$12,243

Basic earnings per common share	$0.27	$0.27

Diluted earnings per common share	$0.26	$0.25

Weighted average common shares outstanding - basic	46,861	45,977

Weighted average common shares outstanding - diluted	48,613	48,358

Retained earnings, beginning	$180,534	$89,874
Net income	12,608	12,243

Retained earnings, ending	$193,142	$102,117

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 29, 2000	May 1, 1999
Operating activities:
Net income	$12,608	$12,243
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,291	2,484
Stock compensation	593	331
Deferred income taxes	(1,227)	(56)
Other	(174)	95
Changes in assets and liabilities:
Merchandise inventory	(21,438)	(6,899)
Accounts and notes receivable	(1,560)	(1,173)
Prepaid expenses and other	(7,648)	(8,908)
Accounts payable	6,058	4,772
Unredeemed stored value cards and gift certificates	(2,613)	(1,283)
Accrued liabilities	(20,377)	(3,754)

Total adjustments	(44,095)	(14,391)

Net cash used for operating activities	(31,487)	(2,148)

Investing activities:
Capital expenditures	(24,709)	(9,432)
Purchase of Blue Star Imports	(8,500)	—
Purchase of short-term investments	(17,961)	(4,379)
Sale of short-term investments	45,176	5,881

Net cash used for investing activities	(5,994)	(7,930)

Financing activities:
Stock repurchase	(6,454)	—
Net proceeds from stock options exercised	1,358	1,306

Net cash provided by (used for) financing activities	(5,096)	1,306

Net decrease in cash and cash equivalents	(42,577)	(8,772)
Cash and cash equivalents - beginning of period	76,581	71,940

Cash and cash equivalents - end of period	$34,004	$63,168

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at April 29, 2000 and for the three month period ended April 29, 2000 (the "current period") and May 1, 1999 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 29, 2000 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 1999 Annual Report.

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

Recent Financial Accounting Standards Board Pronouncement

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" which interprets APB Opinion No. 25. This interpretation is effective on July 1, 2000. The Company does not believe the interpretation will affect its current accounting practice for stock options.

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-Term Investments and Other Comprehensive Loss

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of April 29, 2000, short-term investments include investments with an original maturity of greater than three months (averaging approximately 10 months) and consist primarily of tax-exempt municipal bonds classified as available for sale and marketable equity securities. The primary difference between net income and comprehensive income is related to the change in the market value, net of tax, of the above described investments as follows:

	Three Months Ended
(In thousands)	April 29, 2000	May 1, 1999
Net income	$12,608	$12,243
Other comprehensive loss , net of tax	732	—

Total comprehensive income	$11,876	$12,243

Capital Structure

The Company has 125,000,000 common shares authorized at $.01 par value, 47,222,595 shares issued and 46,972,595 shares outstanding as of April 29, 2000 and 46,740,917 shares issued and outstanding as of January 29, 2000. The Company has 5,000,000 preferred shares authorized at $.01 par value, with none issued or outstanding at April 29, 2000.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its stock. For the three months ended April 29, 2000, the Company purchased 250,000 shares of common stock on the open market for $6.5 million. Subsequent to the end of the current period, an additional 645,500 shares were purchased for $11.2 million.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

	Three Months Ended
(Dollars in thousands)	April 29, 2000	May 1, 1999
Net income	$12,608	$12,243

Weighted average common shares outstanding:
Basic EPS	46,861	45,977
Dilutive effect of stock options and non–vested restricted stock	1,752	2,381

Diluted EPS	48,613	48,358

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the April 29, 2000 presentation.

3.	Supplemental Disclosures of Cash Flow Information

Because there were no borrowings under the terms of the Company's line of credit, there were no amounts paid for interest during the three months ended April 29, 2000 or May 1, 1999. Income tax payments were $19.8 million and $10.9 million during the three months ended April 29, 2000 and May 1, 1999, respectively. During the three months ended April 29, 2000 and May 1, 1999, $1.7 million and $2.4 million, respectively, were recognized as increases to contributed capital, related to the tax benefits associated with the exercise and vesting of stock options and restricted stock.

4.	Related Party Transactions

The Company has various transactions with related parties. The nature of the relationship with each party is primarily through common ownership. The Company has an operating lease for its corporate headquarters and distribution center with an affiliate. The lease which expires on December 31, 2020, provides for annual rental payments of approximately $2.0 million through 2000, $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through 2020.

In addition, the Company and its subsidiaries sell merchandise to various related parties.

Effective January 31, 2000, the Company acquired importing operations from Schottenstein Stores Corporation, a related party. The purpose of the acquisition was to integrate the expertise of the importing operation into the Company's supply chain process and to streamline and improve the efficiency of the process. The terms of the acquisition required a payment of $8.5 million to Schottenstein Stores Corporation which was made on March 6, 2000. The acquisition price was recorded as goodwill and is being amortized over a period of fifteen years.

Related party amounts follow:

(Dollars in thousands)

	Three Months Ended
	April 29, 2000	May 1, 1999

Accounts receivable	$767	$4,761
Rent expense	$664	$387
Merchandise sales	$776	$2,372

5.	Accounts Receivable

Accounts receivable is comprised of the following:

(Dollars in thousands)

	April 29, 2000	January 29, 2000
Accounts receivable – construction allowances	$3,541	$3,846
Related party accounts receivable	767	2,436
Accounts and notes receivable – other	10,723	7,189

Total	$15,031	$13,471

6.	Income Taxes

For the three months ended April 29, 2000 and May 1, 1999, the effective tax rate used for the provision of income tax approximated 39%.

7.	Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

The Company may be contingently liable for the remaining rental payments for the outlet stores that were sold in October 1995. In January 2000, the company which owns the outlet stores sought protection under Chapter 11 of the Bankruptcy Act. Currently, there is insufficient information to determine the amount of the loss the Company may incur, if any, related to this potential contingent liability.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month periods ended April 29, 2000 and May 1, 1999, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of April 29, 2000, and the related consolidated statements of operations and cash flows for the three month periods ended April 29, 2000 and May 1, 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 29, 2000, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2000 (except for Note 12, as to which the date is March 6, 2000) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2000, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Pittsburgh, Pennsylvania
May 11, 2000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This table shows the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

	Three Months Ended
	April 29, 2000	May 1, 1999
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.6	59.4

Gross profit	39.4	40.6
Selling, general and administrative expenses	26.2	25.5
Depreciation and amortization expense	2.5	1.7

Operating income	10.7	13.4
Investment income, net	1.0	0.5

Income before income taxes	11.7	13.9
Provision for income taxes	4.6	5.5

Net income	7.1%	8.4%

Comparison of three months ended April 29, 2000 to the three months ended May 1, 1999

Net sales increased 22.4% to $178.0 million from $145.4 million. The increase includes:

–	$5.2 million from comparable store sales, representing a 3.9% increase over the prior year, and

–	$27.4 million from new and noncomparable store sales, and nonstore sales.

The increase resulted from an increase of 28.5% in units sold, offset by a 4.7% decrease in prices. We operated 491 stores at the end of the current period, compared to 401 stores at the end of the prior period.

Gross profit increased 18.7% to $70.1 million from $59.0 million. Gross profit as a percent of net sales decreased to 39.4% from 40.6%. The decrease in gross profit as a percent of net sales, was attributable primarily to a 0.6% increase in buying, occupancy, and warehousing costs and 0.6% decrease in merchandise margins, which resulted primarily from decreased mark–ons and increased markdowns.

Selling, general and administrative expenses increased to $46.7 million from $37.1 million. As a percent of net sales, these expenses increased to 26.2% from 25.5%. The $9.6 million increase includes:

–	$6.1 million in store operating expenses to support new store growth,

–	$1.2 million in compensation and benefit costs,

–	$0.7 million related to additional advertising costs, primarily direct mail, and

–	$1.6 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $4.3 million from $2.5 million. As a percent of net sales, these expenses increased to 2.5% from 1.7%. The increase includes $0.7 million related to new stores.

Investment income increased to $1.7 million, or 1.0% of net sales, from $0.7 million, or 0.5% of net sales, because of higher cash reserves available for investment as well as higher rates earned on these investments. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $20.8 million from $20.2 million. As a percent of net sales, income before income taxes decreased to 11.7% from 13.9%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

Our sources of cash in the current period included net income and $45.2 million from the maturity of our short-term investments. Our primary uses of cash included $24.7 million in capital expenditures, $21.4 million to support inventory increases for new store growth, $20.4 million related to decreased accrued liabilities, $18.0 million to purchase short-term investments, $8.5 million to purchase Blue Star Imports, and $6.5 million to repurchase common stock. Working capital at April 29, 2000 was $153.3 million compared to $107.2 million at May 1, 1999. The increase in working capital was the result of investing cash to support the growth in new stores.

Capital expenditures, net of construction allowances, totaled $24.7 million for the three months ended April 29, 2000. These expenditures included:

–	$8.0 million related to the addition of 25 new stores,

–	$4.4 million for 13 remodeled and relocated stores,

–	$3.5 million in improvements to our distribution centers,

–	$1.3 million in fixture and leasehold retrofits to existing stores,

–	$0.4 million in warehousing systems costs,

–	$0.4 million in systems improvements,

–	$3.2 million related to future store openings and remodels, and

–	$3.5 million in other capital expenditures.

At April 29, 2000, the Company had an unsecured demand lending arrangement with a bank to provide a $100.0 million line of credit at either the lender's prime lending rate (9.0% at April 29, 2000) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At April 29, 2000, letters of credit in the amount of $90.7 million were outstanding leaving a remaining available balance on the line of $9.3 million. We are in negotiations with the bank to increase the line of credit to $125.0 million.

We plan to open approximately 65 stores during the remainder of the fiscal year. This forward–looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2000.

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

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

–	the planned opening of approximately 65 stores during the remainder of Fiscal 2000, and

–	the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2000 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward–looking statements, including without limitation, the following:

–	our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,

–	decline in demand for our merchandise,

–	the ability to obtain suitable sites for new stores at acceptable costs,

–	the integration of new stores into existing operations,

–	customer acceptance of our new store design,

–	the hiring and training of qualified personnel,

–	our ability to successfully acquire and integrate other businesses,

–	the integration of our additional distribution facility into existing operations,

–	the expansion of buying and inventory capabilities,

–	the availability of capital,

–	any disaster or casualty resulting in the interruption of service for our distribution center,

–	the effect of economic conditions and consumer spending patterns,

–	the effect of changes in weather patterns,

–	the change in currency and exchange rates, duties, tariffs, or quotas, and

–	the effect of competitive pressures from other retailers.

The impact of the above factors, some of which are beyond our control, may cause our actual results actually to differ materially from expected results in these statements and other forward–looking statements we may make from time–to–time.

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year–end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back–to–school selling season. During Fiscal 1999, these periods accounted for approximately 56% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

PART II – OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibit 15	Acknowledgement of Ernst & Young LLP

	Exhibit 27	Financial Data Schedule

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 1, 2000

American Eagle Outfitters, Inc. (Registrant)

/s/ Laura A. Weil

Laura A. Weil Executive Vice President and Chief Financial Officer

/s /Dale E. Clifton

Dale E. Clifton Vice President, Controller and Chief Accounting Officer