Form 10-Q
period 2000-07-29
AMERICAN EAGLE OUTFITTERS INC
filed 2000-09-06
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000

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

(724) 776-4857
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 46,172,049 shares outstanding as of September 1, 2000.
AMERICAN EAGLE OUTFITTERS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	July 29, 2000	January 29, 2000
	(Dollars in thousands)
Assets
Current assets:	(Unaudited)
Cash and cash equivalents	$ 19,865	$ 76,581
Short-term investments	46,390	91,911
Merchandise inventory	88,560	60,375
Accounts and note receivable, including related party	28,546	13,471
Prepaid expenses and other	17,208	6,640
Deferred income taxes	19,114	13,584

Total current assets	219,683	262,562

Fixed assets:
Fixtures and equipment	68,737	52,158
Leasehold improvements	98,264	70,403

	167,001	122,561
Less: Accumulated depreciation	44,926	37,635

	122,075	84,926

Other assets, less accumulated amortization	15,041	7,140

Total assets	$ 356,799	$354,628

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 49,703	$ 30,700
Accrued compensation and payroll taxes	15,217	21,307
Accrued rent	17,481	17,755
Accrued income and other taxes	2,900	7,927
Unredeemed stored value cards and gift certificates	4,341	7,703
Other liabilities and accrued expenses	3,499	3,033

Total current liabilities	93,141	88,425

Commitments and contingencies	—	—
Total noncurrent liabilities	1,636	1,702
Stockholders’ equity:
Preferred stock	—	—
Common stock	473	467
Contributed capital	93,652	89,190
Retained earnings	195,919	180,534

	290,044	270,191
Less: Deferred compensation	3,634	3,404
Accumulated other comprehensive loss	2,049	2,286
Treasury stock	22,339	—

Total stockholders’ equity	262,022	264,501

Total liabilities and stockholders’ equity	$ 356,799	$354,628

See Notes to Consolidated Financial Statements
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Net sales	$208,977	$178,582	$386,976	$323,986
Cost of sales, including certain buying, occupancy and warehousing expenses	145,387	105,993	253,330	192,370

Gross profit	63,590	72,589	133,646	131,616
Selling, general and administrative expenses	55,016	42,693	101,723	79,801
Depreciation and amortization	4,952	2,753	9,243	5,237

Operating income	3,622	27,143	22,680	46,578
Investment income, net	948	785	2,661	1,519

Income before income taxes	4,570	27,928	25,341	48,097
Provision for income taxes	1,793	10,979	9,956	18,905

Net income	$ 2,777	$ 16,949	$ 15,385	$ 29,192

Basic income per common share	$ 0.06	$ 0.36	$ 0.33	$ 0.63

Diluted income per common share	$ 0.06	$ 0.35	$ 0.32	$ 0.60

Weighted average common shares outstanding— basic	46,286	46,458	46,575	46,218

Weighted average common shares outstanding— diluted	47,577	48,682	48,203	48,559

Retained earnings, beginning	$193,142	$102,117	$180,534	$ 89,874
Net income	2,777	16,949	15,385	29,192

Retained earnings, ending	$195,919	$119,066	$195,919	$119,066

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars In thousands)

	Six Months Ended
	July 29, 2000	July 31, 1999
Operating activities:
Net income	$15,385	$29,192
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	9,243	5,237
Stock compensation	299	583
Deferred income taxes	(3,029)	490
Other	504	60
Changes in assets and liabilities:
Merchandise inventory	(28,185)	(24,675)
Accounts and notes receivable	(15,075)	(4,716)
Prepaid expenses and other	(10,706)	(8,327)
Accounts payable	19,050	11,253
Unredeemed stored value cards and gift certificates	(3,362)	(1,370)
Accrued liabilities	(10,991)	3,448

Total adjustments	(42,252)	(18,017)

Net cash provided by (used for) operating activities	(26,867)	11,175

Investing activities:
Capital expenditures	(46,626)	(20,710)
Purchase of Blue Star Imports	(8,500)	—
Purchase of short-term investments	(28,442)	(20,504)
Sale of short-term investments	74,200	4,975

Net cash used for investing activities	(9,368)	(36,239)

Financing activities:
Stock repurchase	(22,339)	—
Net proceeds from stock options exercised	1,858	2,223

Net cash provided by (used for) financing activities	(20,481)	2,223

Net decrease in cash and cash equivalents	(56,716)	(22,841)

Cash and cash equivalents— beginning of period	76,581	71,940

Cash and cash equivalents— end of period	$19,865	$49,099

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at July 29, 2000 and for the three and six month periods ended July 29, 2000 (the “current period”) and July 31, 1999 (the “prior period”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 29, 2000 was derived from the audited financial statements. The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 1999 Annual Report.

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

Recent Financial Accounting Developments

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” which interprets APB Opinion No. 25. This interpretation was effective on July 1, 2000. Management has reviewed the Company’s stock option accounting and has determined that no significant changes are necessary to the historic approach used to account for these equity grants.

The Securities and Exchange Commission (SEC) issued and subsequently amended guidance related to revenue recognition during December 1999 and first half of the calendar year 2000. These interpretations must be implemented no later than the fourth quarter of the Company’s fiscal year ended February 3, 2001. Based upon management’s understanding of this guidance, which continues to be clarified by the SEC, no material impact on the Company’s financial statements is anticipated.

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-Term Investments and Other Comprehensive Loss

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of July 29, 2000, short-term investments include investments with an original maturity of greater than three months (averaging approximately 10 months) and consist primarily of tax-exempt municipal bonds classified as available for sale and marketable equity securities.

The primary difference between net income and comprehensive income is related to the change in the market value, net of tax, of the above described investments as follows:

	Three Months Ended		Six Months Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
	(Dollars In thousands)
Net income	$2,777	$16,949	$15,385	$29,192
Other comprehensive income (loss), net of tax	$ 969	$ (4,305)	$ 237	$ (4,305)

Total comprehensive income	$3,746	$12,644	$15,622	$24,887

Capital Structure

The Company has 125,000,000 common shares authorized at $.01 par value, 47,370,269 shares issued and 46,163,769 shares outstanding as of July 29, 2000 and 46,740,917 shares issued and outstanding as of January 29, 2000. The Company has 5,000,000 preferred shares authorized at $.01 par value, with none issued or outstanding at July 29, 2000.

On February 24, 2000, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of its stock. For the six months ended July 29, 2000, the Company purchased 1,206,500 shares of common stock on the open market for approximately $22.3 million.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

	Three Months Ended		Six Months Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
	(In thousands)
Net income	$2,777	$16,949	$15,385	$29,192

Weighted average number of common shares used in basic EPS	46,286	46,458	46,575	46,218
Effect of dilutive stock options and non-vested restricted stock	1,291	2,224	1,628	2,341

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	47,577	48,682	48,203	48,559

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the July 29, 2000 presentation.

3.    Supplemental Disclosures of Cash Flow Information

Because there were no borrowings under the terms of the Company’s line of credit, there were no amounts paid for interest during the three or six months ended July 29, 2000 or July 31, 1999. Income tax payments were $20.1 million and $17.4 million during the six months ended July 29, 2000 and July 31, 1999, respectively. During the six months ended July 29, 2000 and July 31, 1999, $1.9 million and $14.6 million, respectively, were recognized as increases to contributed capital, related to the tax benefits associated with the exercise and vesting of stock options and restricted stock.

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

Effective January 31, 2000, the Company acquired importing operations from Schottenstein Stores Corporation, a related party. The Company refers to this importing operation as Blue Star Imports. The purpose of the acquisition was to integrate the expertise of the importing operation into the Company’s supply chain process and to streamline and improve the efficiency of the process. The terms of the acquisition required a payment of $8.5 million to Schottenstein Stores Corporation which was made on March 6, 2000. The acquisition price was recorded as goodwill and is being amortized over a period of fifteen years.

Related party amounts follow:

	Three Months Ended		Six Months Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
	(Dollars in thousands)
Accounts receivable	$8,370	$4,501	8,370	$4,501
Rent expense	$ 624	$ 387	1,288	$ 774
Merchandise sales	$8,562	$1,715	9,338	$4,133

5.    Accounts Receivable

Accounts receivable is comprised of the following:

	July 29, 2000	January 29, 2000
	(Dollars in thousands)
Accounts receivable— construction allowances	$ 6,495	$ 3,846
Related party accounts receivable	8,370	2,436
Accounts and notes receivable— other	13,681	7,189

Total	$28,546	$13,471

6.    Income Taxes

For the three and six months ended July 29, 2000 and July 31, 1999, the effective tax rate used for the provision of income tax approximated 39%.

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

8.    Subsequent Event

On August 24, 2000, the Company announced that it entered into a letter of intent to purchase the assets of the Thriftys, Braemar and National Logistics Services divisions of Dylex Limited, a Canadian specialty retailer. The terms of the letter of intent provide for a cash payment of approximately $74 million. The purpose of the acquisition is to allow the Company to quickly expand into Canada. The Company is proceeding with the negotiation of a definitive purchase agreement.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and six month periods ended July 29, 2000 and July 31 1999, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants’ Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of July 29, 2000, and the related consolidated statements of operations for the three-and-six month periods ended July 29, 2000 and July 31, 1999 and the consolidated statements of cash flows for the six month periods ended July 29, 2000 and July 31, 1999. These financial statements are the responsibility of the Company’s management.

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

Pittsburgh, Pennsylvania
August 11, 2000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This table shows the percentage relationship to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	69.6	59.4	65.4	59.4

Gross profit	30.4	40.6	34.6	40.6
Selling, general and administrative expenses	26.3	23.9	26.3	24.6
Depreciation and amortization	2.4	1.5	2.4	1.6

Operating income	1.7	15.2	5.9	14.4
Investment income, net	0.5	0.4	0.6	0.4

Income before income taxes	2.2	15.6	6.5	14.8
Provision for income taxes	0.9	6.1	2.5	5.8

Net income	1.3%	9.5%	4.0%	9.0%

Comparison of three months ended July 29, 2000 to the three months ended July 31, 1999

Net sales increased 17.0% to $209.0 million from $178.6 million. The increase includes $34.9 million from new and non-comparable store sales, and nonstore sales offset by a decrease of $4.5 million from comparable store sales, representing a 2.9% decrease from the prior year.

The sales increase resulted from an increase of 29.7% in units sold, offset by a 9.8% decrease in prices. We operated 513 stores at the end of the current period, compared to 426 stores at the end of the prior period.

Gross profit decreased to $63.6 million from $72.6 million. Gross profit as a percent of net sales decreased to 30.4% from 40.6%. The decrease in gross profit as a percent of net sales, was attributable primarily to a 9.1% decrease in merchandise margins and a 1.1% increase in buying, occupancy, and warehousing costs. The decrease in merchandise margins resulted primarily from increased markdowns.

Selling, general and administrative expenses increased to $55.0 million from $42.7 million. As a percent of net sales, these expenses increased to 26.3% from 23.9%. The $12.3 million increase includes:

-	$8.1 million in store operating expenses to support new store growth,
-	$2.0 million in services purchased to support non-store business, and additional outside service costs to support the growing business,
-	$1.3 million to support increased information technology capabilities in our stores,
-	$0.8 million in advertising costs, and
-	$0.1 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $5.0 million from $2.8 million. As a percent of net sales, these expenses increased to 2.4% from 1.5%. The increase includes $1.1 million related to new stores.

Investment income increased to $0.9 million, or 0.5% of net sales, from $0.8 million, or 0.4% of net sales. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes decreased to $4.6 million from $27.9 million. As a percent of net sales, income before income taxes decreased to 2.2% from 15.6%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of six months ended July 29, 2000 to the six months ended July 31, 1999

Net sales increased 19.4% to $387.0 million from $324.0 million. The increase includes $62.4 million from new and non-comparable store sales, and non-store sales and $0.6 million from comparable store sales, representing a 0.2% increase over the prior year.

The increase resulted from an increase of 29.2% in units sold, offset by a 7.6% decrease in prices. We operated 513 stores at the end of the current period, compared to 426 stores at the end of the prior period.

Gross profit increased to $133.6 million from $131.6 million. Gross profit as a percent of net sales decreased to 34.6% from 40.6%. The decrease in gross profit as a percent of net sales, was attributable to a 5.1% decrease in merchandise margins as well as a 0.9% increase in buying, occupancy, and warehousing costs. The decrease in merchandise margins resulted primarily from increased markdowns as a percent of sales.

Selling, general and administrative expenses increased to $101.7 million from $79.8 million. As a percent of net sales, these expenses increased to 26.3% from 24.6%. The $21.9 million increase includes:

-	$15.9 million in store operating expenses to support new store growth,
-	$2.6 million to support increased information technology capabilities in our stores,
-	$2.2 million in services purchased to support non-store business, and additional outside service costs to support the growing business,
-	$1.1 million in advertising costs, and
-	$0.1 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $9.2 million from $5.2 million. As a percent of net sales, these expenses increased to 2.4% from 1.6%.

Investment income increased to $2.7 million, or 0.6% of net sales, from $1.5 million, or 0.4% of net sales, because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes decreased to $25.3 million from $48.1 million. As a percent of net sales, income before income taxes decreased to 6.5% from 14.8%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

Our sources of cash in the current period included net income and $74.2 million from the maturity of our short-term investments. Our primary uses of cash included $46.6 million in capital expenditures, $28.4 million to purchase short-term investments, $28.2 million to support inventory increases for new store growth, $22.3 million to repurchase common stock, and $8.5 to purchase Blue Star Imports. Working capital at July 29, 2000 was $126.5 million compared to $116.9 million at July 31, 1999.

Capital expenditures, net of construction allowances, totaled $46.6 million for the six months ended July 29, 2000. These expenditures included:

-	$17.4 million related to the addition of 48 new stores,
-	$14.0 million for 35 remodeled and relocated stores,
-	$4.6 million related to future store openings and remodels, and
-	$3.3 million in improvements to our distribution centers,
-	$3.1 million in warehousing systems costs,
-	$2.6 million in fixtures and improvements to existing stores,
-	$1.6 million in other capital expenditures.

At July 29, 2000, the Company had an unsecured demand lending arrangement with a bank to provide a $125.0 million line of credit at either the lender’s prime lending rate (9.5% at July 29, 2000) or a negotiated rate such as LIBOR. This includes an increase to the line of credit of $25.0 million which was approved in June 2000. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At July 29, 2000, letters of credit in the amount of $89.9 million were outstanding leaving a remaining available balance on the line of $35.1 million.

We plan to open approximately 43 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2000.

Impact of Inflation

We do not believe that the relatively modest levels of inflation experienced in the United States in recent years have had a significant effect on our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on our business and the industry in the future.

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-	the planned opening of approximately 43 stores during the remainder of Fiscal 2000, and
-	the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2000 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

-	our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
-	decline in demand for our merchandise,
-	the ability to obtain suitable sites for new stores at acceptable costs,
-	the integration of new stores into existing operations,
-	customer acceptance of our new store design,
-	the hiring and training of qualified personnel,
-	our ability to successfully acquire and integrate other businesses,
-	the integration of our additional distribution facility into existing operations,
-	the expansion of buying and inventory capabilities,
-	the availability of capital,
-	any disaster or casualty resulting in the interruption of service for our distribution center,
-	the effect of economic conditions and consumer spending patterns,
-	the effect of changes in weather patterns,
-	the change in currency and exchange rates, duties, tariffs, or quotas, and
-	the effect of competitive pressures from other retailers.

The impact of the above factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
The Company held its 2000 Annual Meeting of Shareholders on June 13, 2000. Holders of 44,557,907 common shares of the Company were present representing approximately 95% of the Company’s 47,066,395 common shares issued and outstanding.

(b) and (c)
The following persons were elected as members of the Company’s Board of Directors to serve until the third annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Votes For	Votes Withheld
John L. Marakas	43,923,602	634,305
Saul Schottenstein	38,576,166	5,981,741
David W. Thompson	43,883,999	673,908
Gerald E Wedren	43,940,488	617,419

(d)    Not applicable

Item 6.    Exhibits

(a)	Exhibit 15	Acknowledgement of Ernst & Young LLP
	Exhibit 27	Financial Data Schedule

(b)    None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 6, 2000

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer