Form 10-Q
period 2000-10-28
AMERICAN EAGLE OUTFITTERS INC
filed 2000-12-11
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission file number: 0-23760

American Eagle Outfitters, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 13-2721761 (I.R.S. Employer Identification No.)

150 Thorn Hill Drive, Warrendale, PA (Address of principal executive offices)	15086-7528 (Zip code)

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

Common stock, $.01 par value, 46,441,050 shares outstanding as of December 04, 2000.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	PAGE NO.
Item 1. Financial Statements
Consolidated Balance Sheets
October 28, 2000 (unaudited) and January 29, 2000	3
Consolidated Statements of Operations (unaudited)
Three and nine months ended October 28, 2000 and October 30, 1999	4
Consolidated Statements of Cash Flows (unaudited)
Nine months ended October 28, 2000 and October 30, 1999	5
Notes to Consolidated Financial Statements	6-9
Review By Independent Accountants	10
Independent Accountants' Review Report	10

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	11-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 2. Changes in Securities	N/A

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Submission of Matters to a Vote of Security Holders	N/A

Item 5. Other Information	N/A

Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16

Exhibit 15 Acknowledgement of Independent Accountants	17
Exhibit 27 Financial Data Schedule	18

PART I. FINANCIAL INFORMATION	AMERICAN EAGLE OUTFITTERS, INC.
Item 1. Financial Statements	CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) Assets	October 28 2000,	January 29 2000,

Current assets:	(Unaudited)
Cash and cash equivalents	$70,959	$76,581
Short-term investments	28,230	91,911
Merchandise inventory	111,386	60,375
Accounts and note receivable, including related party	24,508	13,471
Prepaid expenses and other	14,893	6,640
Deferred income taxes	15,724	13,584

Total current assets	265,700	262,562

Fixed assets:
Land	450	--
Fixtures and equipment	81,206	52,158
Leasehold improvements	107,661	70,403

	189,317	122,561
Less: Accumulated depreciation	48,996	37,635

	140,321	84,926

Other assets, less accumulated amortization	14,801	7,140

Total assets	$420,822	$354,628

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$56,588	$30,700
Accrued compensation and payroll taxes	18,934	21,307
Accrued rent	20,193	17,755
Accrued income and other taxes	18,738	7,927
Unredeemed stored value cards and gift certificates	4,509	7,703
Other liabilities and accrued expenses	5,364	3,033

Total current liabilities	124,326	88,425

Commitments and contingencies	--	--

Total noncurrent liabilities	1,452	1,702

Stockholders' equity:
Preferred stock	--	--
Common stock	473	467
Contributed capital	95,806	89,190
Retained earnings	225,145	180,534

	321,424	270,191
Less: Deferred compensation	4,097	3,404
Accumulated other comprehensive income (loss)	56	(2,286)
Treasury stock	22,339	--

Total stockholders' equity	295,044	264,501

Total liabilities and stockholders' equity	$420,822	$354,628

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Net sales	$282,767	$222,693	$669,743	$546,679
Cost of sales, including certain buying, occupancy and warehousing expenses	162,688	126,849	416,018	319,220

Gross profit	120,079	95,844	253,725	227,459
Selling, general and administrative expenses	67,644	53,708	169,367	133,509
Depreciation and amortization	5,709	3,193	14,952	8,430

Operating income	46,726	38,943	69,406	85,520
Investment income, net	1,186	1,153	3,847	2,672

Income before income taxes	47,912	40,096	73,253	88,192
Provision for income taxes	18,686	15,759	28,642	34,663

Net income	$29,226	$24,337	$44,611	$53,529

Basic income per common share	$0.63	$0.52	$0.96	$1.16

Diluted income per common share	$0.61	$0.50	$0.93	$1.10

Weighted average common shares outstanding -- basic	46,115	46,562	46,422	46,332

Weighted average common shares outstanding -- diluted	47,664	49,007	48,014	48,682

Retained earnings, beginning	$195,919	$119,066	$180,534	$89,874
Net income	29,226	24,337	44,611	53,529

Retained earnings, ending	$225,145	$143,403	$225,145	$143,403

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars In thousands)

	Nine Months Ended

	October 28, 2000	October 30, 1999

Operating activities:
Net income	$44,611	$53,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,952	8,430
Stock compensation	693	3,737
Deferred income taxes	1,542	8,092
Other	566	1,489
Changes in assets and liabilities:
Merchandise inventory	(51,011)	(32,224)
Accounts and notes receivable	(11,037)	(4,460)
Prepaid expenses and other	(8,452)	(5,046)
Accounts payable	26,124	20,858
Unredeemed stored value cards and gift certificates	(3,194)	(1,174)
Accrued liabilities	12,957	16,030

Total adjustments	(16,860)	15,732

Net cash provided by operating activities	27,751	69,261

Investing activities:
Capital expenditures	(70,750)	(34,822)
Purchase of Blue Star Imports	(8,500)	--
Purchase of short-term investments	(24,016)	(63,920)
Sale of short-term investments	90,038	7,223

Net cash used for investing activities	(13,228)	(91,519)

Financing activities:
Stock repurchase	(22,339)	--
Net proceeds from stock options exercised	2,194	2,346

Net cash (used for) provided by financing activities	(20,145)	2,346

Net decrease in cash and cash equivalents	(5,622)	(19,912)

Cash and cash equivalents--beginning of period	76,581	71,940

Cash and cash equivalents--end of period	$70,959	$52,028

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at October 28, 2000 and for the three and nine month periods ended October 28, 2000 (the "current period") and October 30, 1999 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 29, 2000 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

Recent Financial Accounting Developments

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" which interprets APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the Interpretation on July 1, 2000, as required. Adoption of the Interpretation has resulted in no significant changes to the Company's accounting for stock option grants.

The Securities and Exchange Commission (SEC) issued and subsequently amended guidance related to revenue recognition during December 1999 and first half of the calendar year 2000. These interpretations must be implemented no later than the fourth quarter of the Company's fiscal year ended February 3, 2001. Based upon management's understanding of this guidance, which continues to be clarified by the SEC, no material impact on the Company's financial statements is anticipated .

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and 138 (collectively SFAS 133), which establishes standards for the recognition and measurement of derivative and hedging activities. This standard is effective for the Company's Fiscal 2001. On December 1, 2000, the Company has entered into an effective interest rate swap in connection with the purchase of the assets of Thrifty's, Braemar and National Logistics divisions of Dylex Limited (see Note 8). The Company will adopt SFAS 133 in the first quarter of Fiscal 2001. The Company believes that the interest rate swap will be an effective hedge and any changes in the fair market value will be included in comprehensive income, subsequent to the adoption of SFAS 133.

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-Term Investments and Other Comprehensive Loss

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of October 28, 2000, short-term investments include investments with an original maturity of greater than three months (averaging approximately 12 months) and consist primarily of tax-exempt municipal bonds classified as available for sale and marketable equity securities.

The primary difference between net income and comprehensive income is related to the change in the market value, net of tax, of the above described investments as follows:

(Dollars In thousands)	Three Months Ended		Nine Months Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Net income	$29,226	$24,337	$44,611	$53,529
Other comprehensive income (loss), net of tax	2,105	861	$2,342	($3,444)

Total comprehensive income	$31,331	$25,198	$46,953	$50,085

Capital Structure

The Company has 125,000,000 common shares authorized at $.01 par value, 47,445,253 shares issued and 46,238,753 shares outstanding as of October 28, 2000 and 46,740,917 shares issued and outstanding as of January 29, 2000. The Company has 5,000,000 preferred shares authorized at $.01 par value, with none issued or outstanding at October 28, 2000.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its stock. For the nine months ended October 28, 2000, the Company purchased 1,206,500 shares of common stock on the open market for approximately $22.3 million.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(In thousands)	Three Months Ended		Nine Months Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Net income	$29,226	$24,337	$44,611	$53,529

Weighted average number of common shares used in basic EPS	46,115	46,562	46,422	46,332
Effect of dilutive stock options and non-vested restricted stock	1,549	2,445	1,592	2,350

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	47,664	49,007	48,014	48,682

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the October 28, 2000 presentation.

3. Supplemental Disclosures of Cash Flow Information

Because there were no borrowings under the terms of the Company's line of credit, there were no amounts paid for interest during the three or nine months ended October 28, 2000 or October 30, 1999. Income tax payments were $20.6 million and $20.1 million during the nine months ended October 28, 2000 and October 30, 1999, respectively. During the nine months ended October 28, 2000 and October 30, 1999, $2.9 million and $15.4 million, respectively, were recognized as increases to contributed capital, related to the tax benefits associated with the exercise and vesting of stock options and restricted stock.

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

Related party amounts follow:

(Dollars in thousands)

	Three Months Ended		Nine Months Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Accounts receivable	$2,753	$3,922	2,753	$3,922
Rent expense	$616	$501	1,904	$1,275
Merchandise sales	$702	$1,277	10,040	$5,410

5. Accounts Receivable

Accounts receivable is comprised of the following:

(Dollars in thousands)	October 28, 2000	January 29, 2000

Accounts receivable -- construction allowances	$9,178	$3,846
Related party accounts receivable	2,753	2,436
Accounts and notes receivable -- other	12,577	7,189

Total	$24,508	$13,471

6. Income Taxes

For the three and nine months ended October 28, 2000 and October 30, 1999, the effective tax rate used for the provision of income tax approximated 39%.

7. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

8. Subsequent Event

On December 1, 2000 the Company completed the purchase of the Thriftys/Bluenotes, Braemar and National Logistics Services divisions of Dylex Limited of Canada. Upon closing, the Company paid $91.6 million CDN ($59.9 million USD) to Dylex and held $13.2 million CDN ($8.6 million USD) in escrow until the occurrence of certain events specified in the escrow agreement. The total purchase price of $104.8 million CDN ($68.5 million USD) was funded through a cash payment of $59.8 million CDN ($39.1 million USD) and from borrowings under a new Canadian bank credit facility of $45.0 million CDN ($29.4 million USD) entered into by one of our Canadian subsidiaries and which the Company guaranteed. The Company entered into a seven year non-revolving term facility for $45.0 million CDN ($29.4 million USD) with National City Canada, Inc. to finance the debt. Additionally, the Company entered into a seven year interest rate swap agreement with National City Bank to fix the interest rate connected with the debt at 7.37%.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and nine month periods ended October 28, 2000 and October 30, 1999, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of October 28, 2000, and the related consolidated statements of operations for the three-and-nine month periods ended October 28, 2000 and October 30, 1999 and the consolidated statements of cash flows for the nine month periods ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 17, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This table shows the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

	Three Months Ended	Nine Months Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	57.5	57.0	62.1	58.4

Gross profit	42.5	43.0	37.9	41.6
Selling, general and administrative expenses	23.9	24.1	25.3	24.4
Depreciation and amortization	2.1	1.4	2.2	1.6

Operating income	16.5	17.5	10.4	15.6
Investment income, net	0.4	0.5	0.5	0.5

Income before income taxes	16.9	18.0	10.9	16.1
Provision for income taxes	6.6	7.1	4.2	6.3

Net income	10.3%	10.9%	6.7%	9.8%

Comparison of three months ended October 28, 2000 to the three months ended October 30, 1999

Net sales increased 27.0% to $282.8 million from $222.7 million. The increase includes:

-$13.4 million from comparable stores, representing a 6.8% increase over the prior year, and

-$46.6 million from new and non-comparable store sales, and non-store sales.

The sales increase resulted from an increase of 29.3% in units sold, offset by a 1.7% decrease in prices. We operated 541 stores at the end of the current period, compared to 457 stores at the end of the prior period.

Gross profit increased 25.3% to $120.1 million from $95.8 million. Gross profit as a percent of net sales decreased to 42.5% from 43.0%. The decrease in gross profit as a percent of net sales, was attributable primarily to 1.3% decrease in merchandise margins, offset by a 0.8% decrease in buying, occupancy, and warehousing costs. The decrease in merchandise margins resulted primarily from decreased markons as a percent of sales.

Selling, general and administrative expenses increased to $67.6 million from $53.7 million. As a percent of net sales, these expenses decreased to 23.9% from 24.1%. The $13.9 million increase includes:

-$6.4 million in store operating expenses to support new store growth,

-$3.2 million in increased advertising costs primarily promotional signage and direct mail,

-$2.1 million in increased compensation costs,

-$1.3 million in services purchased to support non-store business, and additional outside service costs to support the growing business, and

-$0.9 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $5.7 million from $3.2 million. As a percent of net sales, these expenses increased to 2.1% from 1.4%. The increase includes $1.0 million related to new stores.

Investment income for the current and prior periods was $1.2 million. As a percent of net sales, this income decreased to 0.4% from 0.5%. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $47.9 million from $40.1 million. As a percent of net sales, income before income taxes decreased to 16.9% from 18.0%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of nine months ended October 28, 2000 to the nine months ended October 30, 1999

Net sales increased 22.5% to $669.7 million from $546.7 million. The increase includes $109.9 million from new and non-comparable store sales, and non-store sales and $14.1 million from comparable store sales, representing a 2.9% increase over the prior year.

The increase resulted from an increase of 29.3% in units sold, offset by a 5.2% decrease in prices. We operated 541 stores at the end of the current period, compared to 457 stores at the end of the prior period.

Gross profit increased to $253.7 million from $227.5 million. Gross profit as a percent of net sales decreased to 37.9% from 41.6%. The decrease in gross profit as a percent of net sales, was attributable to a 3.5% decrease in merchandise margins as well as a 0.2% increase in buying, occupancy, and warehousing costs. The decrease in merchandise margins resulted primarily from increased markdowns as a percent of sales during the second quarter.

Selling, general and administrative expenses increased to $169.4 million from $133.5 million. As a percent of net sales, these expenses increased to 25.3% from 24.4%. The $35.9 million increase includes:

-$22.3 million in store operating expenses to support new store growth,

-$4.2 million in increased advertising costs, primarily related to promotional signage and direct mail,

-$3.5 million in services purchased to support non-store business, and additional outside service costs to support the growing business,

-$3.5 million to support increased technology capability in our stores, and

-$2.4 million for other selling, general, and administrative expenses.

Depreciation and amortization expense increased to $15.0 million from $8.4 million. As a percent of net sales, these expenses increased to 2.2% from 1.6%. The increase includes $3.0 million related to new stores.

Investment income increased to $3.8 million, or 0.5% of net sales, from $2.7 million, or 0.5% of net sales, because of higher cash reserves available for investment. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes decreased to $73.3 million from $88.2 million. As a percent of net sales, income before income taxes decreased to 10.9% from 16.1%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

Our sources of cash in the current period included net income and $90.0 million from the maturity of our short-term investments. Our primary uses of cash included:

-$65.4 million in capital expenditures,

-$24.0 million to purchase short-term investments,

-$51.0 million to support inventory increases for new store growth,

-$22.3 million to repurchase common stock,

-$8.5 to purchase Blue Star Imports, and

-$5.4 million related to the purchase of land and building in Kansas for our second distribution facility.

Working capital at October 28, 2000 was $141.4 million compared to $137.1 million at October 30, 1999.

Capital expenditures, net of construction allowances, totaled $70.8 million for the nine months ended October 28, 2000. These expenditures included:

-$26.4 million related to the addition of 75 new stores,

-$19.3 million for 45 remodeled and relocated stores,

-$8.6 million related to our second distribution facility,

-$3.7 million in warehousing systems costs,

-$3.3 million in fixtures and improvements to existing stores,

-$2.9 million related to future store openings and remodels,

-$2.0 million in improvements to our existing distribution center,

-$1.8 million in technological improvements,

-$1.4 million in office renovations, and

-$1.4 million in other capital expenditures.

At October 28, 2000, the Company had an unsecured demand lending arrangement with a bank to provide a $125.0 million line of credit at either the lender's prime lending rate (9.5% at October 28, 2000) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At October 28, 2000, letters of credit in the amount of $81.9 million were outstanding leaving a remaining available balance on the line of $43.1 million.

On December 1, 2000, the Company completed the purchase of the Thriftys/Bluenotes, Braemar and National Logistics Services divisions of Dylex Limited of Canada. The acquisition was funded through cash and from borrowings under a new Canadian bank credit facility entered into by one of our Canadian subsidiaries and which the Company guaranteed. Further details on the acquisition are provided in Note 8 of the Consolidated Financial Statements.

The Company plans to spend approximately $25.0 million related to our second distribution facility in Kansas. Additionally, we plan to open approximately 15 stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2000.

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

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-the plan to spend approximately $25.0 million related to our second distribution facility in Kansas,

-the planned opening of approximately 15 stores during the remainder of Fiscal 2000, and

-the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2000 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

-our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,

-decline in demand for our merchandise,

-the ability to obtain suitable sites for new stores at acceptable costs,

-the integration of new stores into existing operations,

-customer acceptance of our new store design,

-the hiring and training of qualified personnel,

-our ability to successfully acquire and integrate other businesses,

-the integration of our additional distribution facility into existing operations,

-the expansion of buying and inventory capabilities,

-the availability of capital,

-any disaster or casualty resulting in the interruption of service for our distribution center,

-the effect of economic conditions and consumer spending patterns,

-the effect of changes in weather patterns,

-the change in currency and exchange rates, duties, tariffs, or quotas, and

-the effect of competitive pressures from other retailers.

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

PART II - OTHER INFORMATION

Item 4.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 15	Acknowledgement of Ernst & Young LLP

	Exhibit 27	Financial Data Schedule

(b)	Form 8-K, dated October 17, 2000, Item 5 - Other Events, filed to report the signing of a definitive agreement with Dylex Limited to purchase its Thriftys, Braemar and National Logistics Services divisions.

Form 8-K, dated December 8, 2000, Item 2 - Acquisition or Disposition of Assets, filed to report the purchase of Thriftys/Bluenotes, Braemar and National Logistics Services divisions from Dylex Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated December 11, 2000	American Eagle Outfitters, Inc. (Registrant)

/s/ Laura A. Weil

Laura A. Weil Executive Vice President and
Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton Vice President, Controller and
Chief Accounting Officer