Form 10-K
period 2001-02-03
AMERICAN EAGLE OUTFITTERS INC
filed 2001-04-27
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 48,681,338  Common Shares, based on the $36.66 closing sale price on April 23, 2001 was $1,784,657,851.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 70,873,788 Common Shares were outstanding at April 23, 2001.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for 2001 Annual Meeting of Stockholders, in part, as indicated.

PART I
ITEM 1. BUSINESS.

Overview

American Eagle Outfitters, Inc. is a specialty retailer of casual apparel, accessories, and footwear for men and women between the ages of 16 and 34. We opened our first American Eagle Outfitters store in 1977. We are currently one of the largest retailers in the United States targeting the highly favorable teenage demographic. We design, market and sell our own brand of relaxed, clean, and versatile clothing. Our lifestyle collection offers casual basics like cargos, complemented by fashion looks in stretch, denim, and other modern fabrications under our American Eagle Outfitters® and AE® brand names.

In November 2000, we entered Canada with our first major acquisition. We acquired three businesses - the Thriftys/Bluenotes chain, an established Canadian brand and profitable retail business, 57 Braemar stores, with excellent real estate in prime mall locations, of which 46 will be converted to American Eagle stores in Fiscal 2001, and National Logistics Services, a 420,000 square foot distribution center near Toronto, which will handle all of the distribution needs for our Canadian operations. The Thriftys/Bluenotes brand targets a younger, slightly more urban teen demographic, than the AE® brand. The target customer is between the ages of 12 and 22. Compared to American Eagle stores, our Thriftys/Bluenotes stores carry more denim in their merchandise assortment and the merchandise has a more urban feel.

As of February 3, 2001, we operated 554 stores in 47 states and the District of Columbia and 109 Thriftys/Bluenotes stores in Canada. We also operate via the internet at www.ae.com.

Organization and History

Until January 2, 1994, our business was operated by Retail Ventures, Inc. and Natco Industries, Inc., two corporations owned principally by members of the Jerome Schottenstein family. Effective on that date, we obtained all of the operating assets and liabilities of American Eagle Outfitters in exchange for the issuance of shares of our common stock. We lease our office and U.S. distribution center from a partnership owned by the Schottenstein Family and Schottenstein Stores Corporation. Schottenstein Stores Corporation also continues to provide us with certain corporate services. See Note 4 of Notes to Consolidated Financial Statements. On November 2, 1998, we changed our state of incorporation from Ohio to Delaware. Effective on April 7, 1999, we completed a plan of reorganization to achieve certain corporate objectives and to implement a holding company structure. As part of this reorganization, we changed our name from Natco Industries, Inc. to American Eagle Outfitters, Inc. The transaction did not have a significant impact on our financial statements.

In Fiscal 1999, we formed Eagle Trading Company, a Mexican distribution subsidiary with operations near Mexico City, Mexico.

Effective January 31, 2000, the Company acquired importing operations from Schottenstein Stores Corporation. The purpose of the acquisition was to integrate the expertise of the importing operation into the Company's supply chain process and to streamline and improve the efficiency of the process.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, we report on a July year-end. As used herein, "Fiscal 2000", "Fiscal 1999", "Fiscal 1998", "Fiscal 1997" and "Fiscal 1996" refer to the respective 53-week period ended February 3, 2001 and the 52-week periods ended January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997. "Fiscal 2001" refers to the 52-week period ending February 2, 2002.

Our principal offices are located at 150 Thorn Hill Drive, Warrendale, Pennsylvania 15086-7528 and our telephone number is (724) 776-4857.

Business Strategies

In Fiscal 2000, we emphasized several strategies that contributed to our success:

Expanding Brand Awareness

Our American Eagle (AE) brand strategy has been the catalyst for our success over the past several years. It is about providing fashion-right, high quality merchandise at the right price, supported by relevant brand marketing in a friendly in-store environment - all for our target customer. Our AE target customer is a 20-year old man or woman who engages in an active lifestyle. By targeting 20 year olds, we believe our brand appeal extends to 16 year olds as well as 34 year olds.

We expanded our brand awareness by promotion through print media, increasing our magazine circulation by 33% from Fiscal 1999, and increasing our direct mail and catalog distribution by 29% over Fiscal 1999. Additionally, we allocated more resources to marketing, increasing our spending on signage, promotional advertising, visual advertising and direct mail marketing by 33% from Fiscal 1999.

Marketing partnerships further strengthen our AE brand image. We continue to clothe the TV series, Dawson's Creek, one of the most watched dramas among teens. In Fiscal 2000, we announced a partnership with Dimension Films, the genre division of Miramax Films, to wardrobe four of their youth-oriented movies. Recently, we announced that we will wardrobe the cast of MTV's Road Rules series for the upcoming season.

We plan to convert most of the Braemar stores into American Eagle stores in Canada. We feel the AE brand will be well accepted in the Canadian retail market. Our AE brand offers tremendous value and fashionable, high-quality merchandise, which is important to Canadian consumers.

Offer New Merchandise Categories

Our AE brand provides opportunities for expansion of existing product categories into additional markets, as well as expansion into complimentary product lines. New merchandise categories drive sales and expand the appeal of our brand. In Fiscal 2000, we continued to add new merchandise categories to our AE assortment. In the fall season, we introduced our personal care line, "Alive" to our store presentation. We also introduced women's underwear across the chain. We will continue to explore new categories in the future.

Growth of the Internet Business

An integral part of our AE retail strategy is our e-commerce business, ae.com. We started this business in 1998, and it is growing rapidly. In Fiscal 2000, more customers shopped on our web site than ever before and the number of user sessions exploded to almost 1.2 million per month. AE.com is rapidly becoming a viable sales channel and we have recently upgraded our site to provide a new look, to meet the demand with express checkout, to enhance visual merchandise descriptions, and to provide for easier navigation.

Geographical Growth

United States

Our primary AE store expansion strategy is to continue our geographic expansion throughout the United States and to fill-in existing markets. We currently operate in 47 states, with the highest concentration of locations in Ohio, Pennsylvania, New York, Michigan, Illinois, and Virginia. We opened 90 stores in Fiscal 2000, increasing our store base by nearly 19% and our selling square footage by over 29%. Of the 90 new stores we opened in Fiscal 2000, 38 stores, or approximately 42%, are in newer markets in the Northwest and Southwest. In Fiscal 2001, we will open our first store in Southern California, a region with very strong demographics for our target customer. Our research has shown that there are many attractive retail locations where we can open American Eagle stores, leaving us with several years of solid growth opportunity within the United States.

The table below shows certain information relating to our historic store growth in the United States:

	Fiscal 2000	Fiscal 1999	Fiscal 1998	Fiscal 1997	Fiscal 1996

Stores at beginning of period	466	386	332	303	272

Stores opened during the period	90	80	56	36	38

Stores closed during the period	(2)	—	(2)	(7)	(7)

Total stores at end of period	554	466	386	332	303

Canada

As a result of our Canadian acquisition, at the end of Fiscal 2000, we operated 109 Thriftys/Bluenotes stores throughout Canada, with the highest concentration of stores in Ontario. The additional store base in Canada has increased our total selling square footage by over 11%.

By the end of Fiscal 2001, we plan to operate 46 American Eagle Outfitters stores in Canada with plans to have as many as 90 American Eagle Outfitters stores throughout Canada opened by the end of 2003.

Mall Types

The American Eagle brand offers customers fashionable merchandise at value-oriented prices, appealing to a broad income demographic. Therefore, we can operate profitably in a variety of mall types. While the majority of stores we open are located in regional shopping malls, we believe that selected street locations in high traffic urban settings and university towns, as well as airports and strip centers, provide attractive expansion opportunities.

Remodel Opportunities

In order to maintain a balanced presentation in each merchandise category and to accommodate additional product categories, we continue to seek larger new store locations and increase selling square footage through store remodels. New and expanded stores average 5,500 square feet, compared to our overall store base, which averages 4,700 square feet. We believe the slightly larger format can better accommodate our new merchandise categories discussed above. We remodeled 47 stores in Fiscal 2000 to the new store design. As of February 3, 2001, approximately 24% of all American Eagle Outfitters stores are in the new store design.

Merchandise Categories

We design virtually all of the merchandise sold under our AE brand. Our AE merchandising strategy focuses on providing a carefully selected, in-season, merchandise assortment within our principal merchandise groups: men's and women's apparel, footwear and accessories. Merchandise is regularly updated with new styles, colors and fabrics. We offer quality fashionable interpretations of fundamental wardrobe items such as jeans, sweaters, khakis, T-shirts, woven shirts, and cargos.

Our Thriftys/Bluenotes stores emphasize denim in their merchandise assortment. The Bluenotes brand is one of the top selling jeans in Canada.

The following table shows the approximate consolidated percentage of net sales attributable to each merchandise group:

	Fiscal 2000	Fiscal 1999	Fiscal 1998	Fiscal 1997	Fiscal 1996

Men's apparel	40%	39%	40%	41%	36%
Women's apparel	52%	53%	52%	50%	47%
Footwear and accessories — men's and women's	8%	8%	8%	9%	17%

	100%	100%	100%	100%	100%

Store Operations

Our AE store operations in the United States are managed by an Executive Vice President, a corporate based store operations team, one territorial director, ten regional managers and sixty district managers, each of whom supervises an average of nine stores. A typical store has a store manager, two assistant store managers, one or two full-time and ten to fifteen part-time sales associates, depending on the season. The hiring and training of new employees is the responsibility of the store manager and district manager, and we have established training materials and timelines to assist them.

Our continued success is dependent in part on our ability to attract, retain, and motivate qualified employees. Our attractive incentive compensation program and unique training program are vital to this success. Sales associates are trained to provide superior customer service in order to maximize sales, and to ensure that store merchandising plans are executed properly and to minimize inventory shrinkage. In the United States, we utilize AE Digital University, a state-of-the-art computer based training curriculum to provide on-site training and skills development to sales associates and managers.

We continue to see improvement in our store payroll expense productivity in our United States retail stores as a result of investment in scheduling software and other technical and planning process improvements.

To ensure that we maximize our investment when we expand into new markets in the United States, we have a dedicated "new store opening" team. This team combines the expertise of experienced store managers and marketing and visual professionals so that we open new stores to achieve maximum productivity. During Fiscal 2000, we began implementation of a computer-based new store opening orientation and brand and sales training program for all associates in new stores. This program will be applied to all new store openings in the United States and Canada.

In the United States, our territorial director, regional managers, district managers, and store managers receive performance bonuses based on sales, payroll, and shrinkage goals for their stores. Sales persons and assistant managers are eligible for a number of incentives, including cash awards, gift certificates and prizes for achieving certain sales goals.

Our Thriftys/Bluenotes store operations in Canada are managed by a Vice President of Store Operations, two regional directors, and eleven market managers, each of whom supervises an average of ten stores. A typical store has a store manager, one assistant manager, two to three full-time and five to eight part-time sales associates, depending on the season. Sales associates are trained to provide superior customer service through in-house training programs like Jeans that Fit. Our regional directors, market managers and store managers receive performance bonuses based on sales and shrinkage goals.

Store Environment

We consider our stores and in-store marketing as principal elements that signify and convey the image of our AE brand. Our store design, furniture, fixtures and music are carefully coordinated to create a store environment that is consistent with the casual, fashionable image of the brand. To promote consistency and name recognition, our stores are designed to be substantially identical, with a warm and casual ambiance created by the use of worn hardwood floors, light colored wooden fixtures and off white walls. Large in-store photographs depict young people enjoying an active, casual lifestyle with friends and reflect our casual, "live your life" attitude. We believe that our store ambiance is welcoming and comfortable and promotes a pleasant shopping experience and that our current store design in the majority of our stores is effective, meeting the needs of our target customer. However, we understand that we must evolve and react quickly to the rapidly changing retail environment. In Fiscal 1999, we updated our stores to feature a more open, modern feel, which is more in line with our image. It is based on a beach house theme and features beadboard and a mix of natural wood and steel. Additionally, it is equipped with a high-tech sound system, and video screens. All stores include lounge areas with overstuffed leather chairs, where customers can relax. Stores that reflect our new store design are larger and can accommodate additional inventory items to increase the merchandise assortment. During Fiscal 2000, all new stores used the new design format.

We regularly refurbish and renovate our stores to provide better customer service and upgrade to our newest store design, particularly in connection with lease renewals. In Fiscal 2000, we remodeled 47 stores at a total cost of $21.3 million. Also, we spent $5.0 million in equipment related to the wide area network for our stores and other store fixtures and improvements.

In our Thriftys/Bluenotes stores in Canada, store design, layout, merchandising, display and visuals are all essential parts of communicating the Bluenotes brand image. Approximately 18% of the chain has undergone a conversion from the Thriftys name to Bluenotes. The Bluenotes name comes from our private label jeanswear brand, sold exclusively in our stores. After conducting extensive research, we concluded that significant benefits could be achieved by making the product name and store name synonymous. All stores plan to be converted to Bluenotes by the end of 2002, with almost half of the chain converted by the end of Fiscal 2001. There are major differences between a Thriftys and a Bluenotes store. Both were designed to attract teenage men and women and both have a denim-dominant presence. Bluenotes stores have a distinctive neon blue storefront and edgy interior graphics. Seasonal fashion visuals are placed in large, dedicated poster locations while assorted promotional sale signing is used when and where appropriate. Larger and easier to shop, Bluenotes stores feature informative charts and brochures regarding denim fits, sizes and styles as well as large and bright change room areas. The objective is to create an exciting, modern, urban, customer friendly environment, staffed with people who can relate to our customers.

Store Locations

United States

Our stores average approximately 4,700 gross square feet and approximately 3,800 on a selling square foot basis. At February 3, 2001, we operated 554 stores in 47 states and the District of Columbia as shown below:

Alabama	Indiana	Montana	Pennsylvania

12 stores	17 stores	1 store	39 stores

Arizona	Iowa	Nebraska	Rhode Island

3 stores	12 stores	5 stores	1 store

Arkansas	Kansas	Nevada	South Carolina

3 stores	6 stores	3 stores	8 stores

California	Kentucky	New Hampshire	South Dakota

12 stores	9 stores	5 stores	2 stores

Colorado	Louisiana	New Jersey	Tennessee

9 stores	12 stores	18 stores	15 stores

Connecticut	Maine	New Mexico	Texas

10 stores	2 stores	2 stores	31 stores

Delaware	Maryland	New York	Utah

3 stores	12 stores	34 stores	8 stores

District of Columbia	Massachusetts	North Carolina	Vermont

1 store	19 stores	19 stores	3 stores

Florida	Michigan	North Dakota	Virginia

24 stores	22 stores	4 stores	22 stores

Georgia	Minnesota	Ohio	Washington

18 stores	11 stores	33 stores	12 stores

Idaho	Mississippi	Oklahoma	West Virginia

2 stores	5 stores	6 stores	7 stores

Illinois	Missouri	Oregon	Wisconsin

24 stores	12 stores	5 stores	11 stores

Canada

Our Thriftys/Bluenotes stores average approximately 2,900 gross square feet and approximately 2,400 on a selling square foot basis. At February 3, 2001, we operated 109 Thriftys/Bluenotes stores in eight Canadian provinces as shown below:

Alberta	Manitoba	Newfoundland	Ontario

15 stores	5 stores	3 stores	49 stores

British Columbia	New Brunswick	Nova Scotia	Saskatchewan

17 stores	4 stores	9 stores	7 stores

Purchasing

We purchase merchandise from domestic and foreign suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 2000, the majority of our merchandise was purchased from foreign suppliers.

Our Thriftys/Bluenotes stores purchase merchandise from Canadian and foreign suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both.

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

All of our American Eagle Outfitters suppliers receive a vendor compliance manual that describes our quality standards and shipping instructions. We maintain a quality control department at our distribution center to inspect incoming merchandise shipments for uniformity of sizes and colors, and for overall quality of manufacturing. Periodic quality inspections are also made by our employees at manufacturing facilities in the United States and internationally to identify potential problems prior to shipment of merchandise. Additionally, our merchant group works directly with many factories to address quality control issues before merchandise is shipped.

Merchandise Design

A key element of our business strategy is to design products targeted at a well-defined customer group and which embody the image of a casual, youthful lifestyle. Our internal design group is divided primarily into separate mens and womens design teams. The product development process begins with senior management in the merchandising and design areas who develop seasonal merchandise themes and concepts. These design themes and concepts are developed through domestic and foreign travel, retail shopping and an awareness of fashions and activities currently favored by the young, active segment of the population. These themes and concepts are then used to create items for the merchandise line that are then developed by the designers. The designers collaborate with our buyers to create a coordinated merchandise presentation for each season, which is augmented by periodic, in-season merchandise updates.

For Thriftys/Bluenotes, during Fiscal 2001, we will be developing a design team to handle the merchandise design.

Merchandise Inventory, Replenishment and Distribution

Purchase orders, executed by our American Eagle buyers, are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors to our central distribution center near Pittsburgh, PA. Upon receipt, merchandise is entered into the merchandise system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. These factors impact anticipated sales volume and the quantity and mix of merchandise allocated to stores. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements.

The Thriftys/Bluenotes stores receive merchandise from National Logistics Services, our distribution facility in Ontario. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements.

The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still susceptible to changing fashion trends and fluctuations in customer demands. In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially prior to peak selling seasons, when we build up our inventory levels. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases.

We continually review our inventory levels in order to identify slow-moving merchandise and generally use markdowns to manage inventory flow. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, or competition, and we determine that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on our earnings, depending on the extent and amount of inventory affected.

To support new store growth, over the past several years, we have improved our primary distribution facility in Warrendale, Pennsylvania by installing a new warehouse management system which makes the distribution process more efficient and productive. Our Warrendale distribution facility can support approximately 650 stores. Additionally, to support our geographical expansion into the Northwest and Southwest, we purchased an existing distribution center in Ottawa, Kansas which will open in June 2001. This facility comprises approximately 290,000 square feet and will support our continuing store growth on the West Coast. We also have a warehousing and distribution facility near Mexico City, Mexico which primarily supports our t-shirt business.

In November 2000, as part of our Canadian acquisition, we purchased National Logistics Services, a 420,000 square foot distribution center near Toronto, which will handle the distribution to our Canadian stores.

Customer Credit

We offer our customers an American Eagle Outfitters private label credit card. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks' procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional offers and advance notice of all in-store sales events. The names and addresses of these preferred customers are added to our customer database which is used primarily for direct mail purposes. Customers may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. During Fiscal 2000, approximately 50% of all purchases were paid for with credit cards.

In November 1998, we replaced our gift certificate program with stored value gift cards. Gift cards with values from $10 to $200 can be purchased. When the recipient uses the gift card, the value of the purchase is electronically deducted and any remaining value can be used for future purchases.

Thriftys/Bluenotes customers may pay for their purchases with American Express®, MasterCard®, Visa®, bank debit cards, cash or check. Additionally, gift certificates in values up to $100 are offered.

Marketing and Advertising

Our marketing and advertising strategies are designed to increase consumer recognition of our merchandise and establish American Eagle Outfitters as a differentiated lifestyle brand. We currently focus our advertising efforts on direct mail, in-store signage, promotional events, and print media. Seasonally, we review and consider other means of advertising.

Our AE in-store advertising is primarily communicated through large graphics that portray men and women engaged in activities associated with an active lifestyle. Promotions, contests and gifts with purchase are also offered to customers, often in conjunction with corporate partners whose target customer demographics are similar to ours. Examples of co-marketing efforts include music compact discs produced in conjunction with a national music magazine and contests for prizes including mountain bikes, four-wheel drive vehicles and vacation trips.

We utilize direct mail to announce upcoming sales, the arrival of new merchandise and to promote the image of our AE brand. Promotional materials are also included in the monthly statement for our private label credit card. We use our own list of customers and database mining techniques to target direct mail materials to existing and potential customers.

We also utilize print advertising to build recognition of the AE brand. Our print ads appear in nationwide publications, such as Seventeen, Spin, Teen People, Maxim, In Style, Vibe and ESPN, with reader demographic profiles that match a segment of our target customer range.

Thriftys/Bluenotes offers the broadest assortment of denim and denim-related styles at a mid-level price point. All advertising and marketing material emphasizes denim in the tone and language of our target customer. Focus is placed on our ability to create individual looks with our merchandise. All photography features single images of people expressing their individuality in Bluenotes. Most advertising is image focused with promotional elements. Media is purchased to hit our target customer at various times throughout the day, in a consistent and highly brand focused manner. Outdoor media including interior and exterior transit, billboards and transit shelters target teens on the way to and from school while radio, urban weekly newspapers and restroom ads, are generally after-school and weekend alternatives. Seasonal in-store events are supported with gift with purchase promotions, coupon offers and in-store signage that is consistent with external advertising visuals.

Information Systems

Our computer information systems consist of a full range of retail financial and merchandising systems which include merchandise planning, distribution center processing, inventory allocation, shipment processing, in-store systems, sales reporting, and financial processing and reporting.

In Fiscal 2000, we continued to make significant technological improvements in our American Eagle stores. We completed the installation of in-store computers and began to link them with our home office in Warrendale, PA. We are utilizing this Wide Area Network (WAN) to authorize all credit, gift card and check transactions. This technology is allowing for a more efficient checkout process for our customers. Our merchandise planning software application was enhanced with the addition of location planning software to ensure the required product mix in our stores.

During Fiscal 2001, American Eagle will expand the uses of our Wide Area Network, begin implementation of supply chain software, and begin to create a data warehouse for our organization. Thriftys/Bluenotes will replace all computer room and desktop hardware in their home office and will enhance communications network with the stores.

Competition

The retail apparel industry is very competitive. We compete primarily on the basis of quality, fashion, service, selection and price. American Eagle Outfitters competes with various divisions of The Limited and The Gap, as well as with retail chains such as Abercrombie & Fitch, The Buckle, Pacific Sunwear, and other national, regional and local retailers catering to a youthful customer. We also compete with the casual apparel and footwear departments of department stores, often in the same mall as our stores.

Thriftys/Bluenotes competes with Canadian retailers such as Jean Machine, Pantorama, Bootlegger and Below The Belt. Additionally, many United States retailers, such as The Gap and Levis Only Stores are new to the Canadian retail market.

Many of our competitors are considerably larger and have substantially greater financing, marketing, and other resources.

Trademarks and Service Marks

We have registered American Eagle Outfitters® in the U.S. Patent and Trademark Office ("PTO") as a trademark for clothing, and for a variety of non-clothing products, including jewelry, perfume, and personal care products, and as a service mark for retail clothing stores and credit card services. We have also registered AE® for clothing and footwear products, and AEO® as a trademark for clothing and footwear products and a variety of non-clothing products. An application is pending to register AE® for a variety of non-clothing items.

We have registered AMERICAN EAGLE OUTFITTERS®, Thriftys®, and Bluenotes® at the Canadian Trademark Offices for a wide variety of clothing products, as well as for retail clothing store services. In addition, we are exclusively licensed in Canada under AE® and AEO® in connection with the sale of a wide range of clothing products.

Employees

As of March 1, 2001, we had 9,799 employees in the United States, of whom 2,145 were full-time salaried employees, 867 were full-time hourly employees and 6,787 were part-time and seasonal hourly employees. In Canada, as part of our Thriftys/Bluenotes and NLS operations, we had 2,084 employees, of whom 162 were full-time salaried employees, 485 were full-time hourly employees, and 1,437 were part-time and seasonal hourly employees.

We consider our relationship with our employees to be satisfactory.

ITEM 2. PROPERTIES.

We rent our headquarters and distribution facilities near Pittsburgh, PA from Linmar Realty Company ("Linmar"), a related party. Our headquarters and distribution center occupy approximately 420,000 square feet, 93,000 square feet of which is used for executive, administrative and buying offices. This lease expires on December 31, 2020. We also lease additional office and storage space near our headquarters totaling 38,000 square feet. These leases expire in August 2004 and March 2003, respectively.

We currently lease 18,000 square feet of office space at 485 Fifth Avenue in New York, NY for our designers, sourcing, and production team. This lease expires in December 2008. In December 2000, we entered into a new lease for office space at 401 Fifth Avenue in New York, comprising approximately 43,300 square feet. This lease expires in May 2016. This space is currently being remodeled and will be ready for occupancy in Spring 2001.

In addition, we lease a distribution facility near Mexico City, Mexico for approximately 42,000 square feet.

Thriftys/Bluenotes rents its headquarters, consisting of approximately 40,000 square feet, in Toronto, Ontario. The lease expires in February 2007.

We purchased an existing 290,000 square foot distribution facility in Ottawa, Kansas that will open in June 2001 and through our Canadian acquisition, we purchased NLS, a 420,000 square foot distribution facility near Toronto.

All of our stores in the United States and Canada are leased. The store leases generally have initial terms of 10 years. Most of these leases provide for base rent and require the payment of a percentage of sales as additional rent when sales reach specified levels. Under our store leases, we are typically responsible for maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is traded on the Nasdaq National Market under the symbol "AEOS" . The following table sets forth the range of high and low sales prices of the common stock as reported on The Nasdaq National Market during the periods indicated. As of March 20, 2001, there were 186 stockholders of record. However, when including associates who own shares through the Company's 401(k) retirement plan and employee stock purchase plan, and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 31,700. The following information reflects the May 1999 and February 2001 stock splits.

For the Quarters Ended	Market Price

	High	Low

January 2001	$38.58	$22.33
October 2000	$23.92	$ 9.92
July 2000	$13.83	$ 7.92
April 2000	$25.29	$11.33
January 2000	$33.09	$23.04
October 1999	$38.42	$21.79
July 1999	$34.46	$25.25
April 1999	$29.25	$20.87

We have never paid cash dividends and presently anticipate that all of our future earnings will be retained for the development of our business and the share repurchase program (See Note 2 of the Consolidated Financial Statements). We do not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts and square foot data)

			For the Years Ended

	February 3, 2001 (1)(2)	January 29, 2000	January 30, 1999	January 31, 1998	February 1, 1997
Summary of Operations
Net sales	$1,093,477	$832,104	$587,600	$405,713	$326,404
Comparable store sales increase (decrease) (3)	5.8%	20.9%	32.1%	15.1%	(1.8%	)
Gross profit	$436,225	$356,508	$234,511	$136,967	$98,756
Gross profit as a percentage of net sales	39.9%	42.8%	39.9%	33.8%	30.3%
Operating income	$146,551	$149,514	$87,053	$31,120	$8,859
Net income	$93,758	$90,660	$54,118	$19,537	$5,925
Net income as a percentage of net sales	8.6%	10.9%	9.2%	4.8%	1.8%

Per Share Results

Basic earnings per common share (4)	$1.35	$1.30	$0.80	$0.29	$0.09
Diluted earnings per common share (4)	$1.30	$1.24	$0.75	$0.29	$0.09
Weighted average common shares outstanding — basic (4)	69,652	69,555	67,921	66,272	65,849
Weighted average common shares outstanding — diluted (4)	72,132	73,113	71,928	68,449	68,082

Balance Sheet Information

Total assets	$543,046	$354,628	$210,948	$144,795	$110,438
Total cash and short-term investments	$161,373	$168,492	$85,300	$48,359	$34,326
Working capital	$169,514	$174,137	$94,753	$48,486	$34,378
Stockholders' equity	$367,695	$264,501	$151,197	$90,808	$71,056
Long term debt	$24,889	—	—	—	—
Current ratio	2.14	2.97	2.59	1.90	1.87
Average return on stockholders' equity	29.7%	43.6%	44.7%	24.1%	8.8%

Other Financial Information

Total stores at year-end—United States	554	466	386	332	303
Total stores at year-end— Canada	109	—	—	—	—
Net sales per average selling square foot (5)	$549	$569	$497	$391	$340
Total selling square feet at end of period	2,354,245	1,625,731	1,276,889	1,080,657	990,980
Net sales per average gross square foot (5)	$441	$451	$388	$303	$261
Total gross square feet at end of period	2,919,556	2,039,380	1,624,933	1,393,361	1,285,598

(1)	Represents the 53-week period ended February 3, 2001.
(2)	Includes the results of operations, beginning October 29, 2000, for the divisions of Dylex Limited purchased by the Company as discussed in Note 3 of the Consolidated Financial Statements.
(3)	The comparable store sales increase for the period ended February 3, 2001 is compared to the corresponding 53-week period last year.
(4)	Earnings per common share and weighted average common shares outstanding amounts have been restated to reflect the February 2001 three-for-two stock split.
(5)	Net sales per average square foot is calculated using retail sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

For the fourth straight year, we achieved record sales and earnings. For the year ended February 3, 2001 ("Fiscal 2000"), we reached one billion dollars in sales for the first time in our history.

This performance was achieved primarily through the growth of our AE brand. We opened 90 new stores and closed 2 stores during the year, increasing our total store count in the United States to 554.

In November 2000, we expanded into the Canadian retail marketplace by acquiring the Thriftys/Bluenotes retail chain and 57 Braemar stores of which 46 will be converted to American Eagle stores in 2001 (See Note 3 of the Consolidated Financial Statements). We continued to expand the non-store distribution of our merchandise through sales on our Internet web site, ae.com. In Fiscal 2000, sales from our site increased over 600%. We promoted our brand through print media by increasing magazine advertising circulation by 33% and increasing catalog and direct mail distribution by 29%.

As a result of this growth, our sales for Fiscal 2000 increased to $1,093.5 million from $832.1 million for the year ended January 29, 2000 (the "prior year" or "Fiscal 1999"), an increase of 31.4%. Comparable store sales increased 5.8% compared to the corresponding fifty-three week period last year. This was achieved on top of a 20.9% comparable store increase in Fiscal 1999. Our strong sales performance was driven primarily by a 35% increase in units sold. On an average store basis, units sold increased almost 9%.

Gross profit increased in Fiscal 2000 to $436.2 million from $356.5 million, but declined as a percent of sales to 39.9% from 42.8% of sales for the prior year. Net income for Fiscal 2000 was $93.8 million, or $1.30 per diluted share, compared to $90.7 million, or $1.24 per diluted share, in the prior year.

Our balance sheet remained strong at the end of Fiscal 2000. As of February 3, 2001, working capital was $169.5 million. Inventory was $84.1 million compared to $60.4 million at the end of the prior year, and decreased approximately 1% on a per store basis for our U.S. stores. Stockholders' equity increased approximately 39% to $367.7 million, or $5.10 per diluted share, at the end of Fiscal 2000 compared to $264.5 million, or $3.62 per diluted share, at the end of the prior year. Average return on stockholders' equity was 29.7% for Fiscal 2000, compared to 43.6% for Fiscal 1999.

Results of Operations

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

	For the Fiscal Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.1	57.2	60.1

Gross profit	39.9	42.8	39.9
Selling, general and administrative expenses	24.4	23.4	23.6
Depreciation and amortization expense	2.1	1.4	1.5

Operating income	13.4	18.0	14.8
Other income (expense), net	0.6	—	0.4

Income before income taxes	14.0	18.0	15.2
Provision for income taxes	5.4	7.1	6.0

Net income	8.6%	10.9%	9.2%

  Comparison of Fiscal 2000 to Fiscal 1999

  Net sales increased 31.4% to $1,093.5 million from $832.1 million. The increase includes:

    $52.3 million from comparable store sales,
    $174.1 million from new and noncomparable store sales and nonstore sales, and
    $35.0 million from the Thriftys/Bluenotes stores in Canada.

  These amounts include $13.6 million in sales from the fifty-third week. Comparable store sales increased 5.8% compared to the corresponding fifty-three week period last year.

  The sales increase resulted primarily from an increase of 35.1% in units sold. We operated 554 U.S. stores and 109 Thriftys/Bluenotes stores at the end of the current year, compared to 466 total stores at the end of the prior year.

  Gross profit increased 22.4% to $436.2 million from $356.5 million. Gross profit as a percent of net sales decreased to 39.9% from 42.8%. The decrease in gross profit as a percent of net sales was primarily attributable to a 2.8% decrease in merchandise margins. The decrease in merchandise margins resulted primarily from increased markdowns as a percent of sales during the second quarter.

  Selling, general, and administrative expenses increased to $266.5 million from $194.8 million. As a percent of net sales, these expenses increased to 24.4% from 23.4%. The $71.7 million increase includes:

$40.3 million in operating expenses for our new stores in the United States and Canada,
$13.2 million in compensation and benefit costs to support growth,
$7.0 million in services purchased to support the non-store business, and additional outside service costs to support the growing business,
$4.5 million related to equipment leases, primarily to improve in-store processing,
$4.2 million in increased advertising costs, related to signage, direct mail, and catalog and nonstore advertising costs, and
$2.5 million for other selling, general and administrative expenses.

  Depreciation and amortization expense increased to $23.2 million from $12.2 million. As a percent of net sales, these expenses increased to 2.1% from 1.4%. The increase includes $5.4 million related to new stores in the United States and Canada. The remaining increase is due primarily to depreciation expense related to technological improvements and investments in our distribution center infrastructure.

  For Fiscal 2000, we had net other income of $6.2 million. This compared to net other expense of $0.2 million in the prior year. During the fourth quarter of Fiscal 1999, a valuation adjustment was recorded related to a marketable equity security. This investment was sold during Fiscal 2000. Investment income increased by $1.8 million as a result of higher cash reserves available for investment and higher average rates of return.

  Income before income taxes increased to $152.8 million from $149.4 million. As a percent of net sales, income before income taxes decreased to 14.0% from 18.0%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

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

  Gross profit increased 52.0% to $356.5 million from $234.5 million. Gross profit as a percent of net sales increased to 42.8% from 39.9%. The increase in gross profit as a percent of net sales was attributable to a 2.1% increase in merchandise margins as well as a 0.8% improvement in buying, occupancy, and warehousing costs. The increase in merchandise margins resulted from improved mark-ons and a decrease in markdowns as a percent of sales. The improvement in buying, occupancy, and warehousing costs reflects improved leveraging achieved through comparable store sales growth.

  Selling, general and administrative expenses increased to $194.8 million from $138.8 million. As a percent of net sales, these expenses decreased to 23.4% from 23.6%. The $56.0 million increase includes:

    $15.4 million in operating expenses for our new stores,
    $15.0 million in compensation and benefit costs related to additional personnel to support the increased sales volume and incentive programs that reward employees for the achievement of key performance indicators.
    $8.2 million for direct mail, signage, promotional advertising, and catalog and non-store advertising,
    $7.2 million in additional outside service costs to support the growing business, including the non-store business,
    $2.6 million related to equipment costs, primarily for leasing store registers and other hardware, and
    $7.6 million for other selling, general and administrative expenses.

  Depreciation and amortization expense increased to $12.2 million from $8.6 million. As a percent of net sales, these expenses decreased to 1.4% from 1.5%.

  For Fiscal 1999, we had interest income of $4.4 million, which was offset by investment expense of $4.6 million. Investment expense was a result of a valuation adjustment recorded during the fourth quarter of Fiscal 1999 related to a marketable equity security. Interest income increased from $2.4 million as a result of higher cash reserves available for investment.

  Income before income taxes increased to $149.4 million from $89.5 million. As a percent of net sales, income before income taxes increased to 18.0% from 15.2%. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

  Liquidity and Capital Resources

  The increase in cash and cash equivalents during Fiscal 2000 resulted primarily from an increase of $150.6 million in cash provided by operating activities, that was primarily derived from net income, adjusted for changes in working capital. Working capital at year-end was $169.5 million for Fiscal 2000, $174.1 million for Fiscal 1999, and $94.8 million for Fiscal 1998.

  Sources of cash included $112.9 million resulting from the maturity of our short-term investments, $29.1 million in proceeds from debt used to partially finance the Canadian acquisition, and $10.2 million in proceeds from stock option exercises.

  Our primary uses of cash included $87.8 million in capital expenditures, $78.2 million for the Canadian acquisition, $46.4 million to purchase short-term investments, $22.3 million to repurchase common stock, and $8.5 million to purchase an import services company, Blue Star Imports.

  The remainder of the cash flow provided by operating activities is being retained for new store growth, store remodels, system enhancements, and other capital expenditures. We fund merchandise purchases through operating cash flow.

  At February 3, 2001, the Company had an unsecured demand lending arrangement (the "facility") with a bank to provide a $125.0 million line of credit at either the lender's prime lending rate (8.50% at February 3, 2001) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior year. At February 3, 2001, letters of credit in the amount of $66.8 million were outstanding leaving a remaining available balance on the line of $58.2 million.

  The Company entered into a $29.1 million non-revolving term facility (the "term facility") and a $4.9 million revolving operating facility (the "operating facility") in November 2000 to finance the Canadian acquisition. The term facility matures in December 2007 and bears interest at the one month Bankers' Acceptance Rate (5.50% at February 3, 2001) plus 140 basis points. The operating facility is due in November 2001, has six additional one year extensions, and bears interest at either the lender's prime lending rate (7.50% at February 3, 2001) or the Bankers' Acceptance Rate (5.50% at February 3, 2001) plus 120 basis points. There were no borrowings under the operating facility for the year ended February 3, 2001.

  Capital expenditures, net of construction allowances, totaled $87.8 million for Fiscal 2000. These expenditures included:

    $32.2 million related to the addition of 90 new stores,
    $21.3 million for 47 remodeled locations,
    $13.3 million related to our second distribution facility,
    $5.0 million in fixtures and improvements to existing stores,
    $4.0 million in warehousing systems costs,
    $3.5 million in systems improvements,
    $3.1 million in improvements to our existing distribution center,
    $3.1 million in office renovations, and
    $2.3 million in other capital expenditures.

  We expect capital expenditures for Fiscal 2001 to total approximately $153.0 million including the following:

    $35.0 million related to the addition of 86 new stores in the United States and Canada,
    $23.0 million for 53 remodeled locations in the United States and Canada,
    $25.0 million to convert certain Canada store locations to American Eagle and Thriftys/Bluenotes stores,
    $21.0 million to complete construction on a second distribution facility,
    $19.0 million to install new systems, including hardware and software for our stores,
    $11.0 million to retrofit our stores, and
    $19.0 million in other capital expenditures.

  Additionally, in Fiscal 2001, we plan to make $4.3 million in scheduled principal payments on the term facility. We plan to fund these capital expenditures and debt repayments primarily through available cash. These forward-looking statements will be influenced by our financial position, consumer spending, availability of financing, and the number of acceptable mall leases that may become available.

  Our growth strategy includes the possibility of growth through acquisitions. We periodically consider and evaluate acquisitions and opportunities to support future growth, and may undertake acquisitions in 2001 and beyond. At this time, we have not committed to any material future acquisition. In the event we do pursue material future acquisitions, such actions could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential acquisition transaction, or that any acquisition we undertake would increase our profitability.

  Income Taxes

  We had deferred tax assets of $35.0 million at February 3, 2001 which resulted primarily from financial and tax accounting differences. We have had taxable income during each of the past three tax years and anticipate that future taxable income will be able to recover the full amount of the deferred tax assets. A portion of the deferred tax assets has resulted from a capital loss. We anticipate that we will have sufficient capital gain income to recognize the benefit recorded from the loss. Assuming a 39% effective tax rate, we will need to recognize pretax net income of approximately $90.0 million in future periods to recover existing deferred tax amounts. See Note 10 of the Consolidated Financial Statements.

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

    the planned opening of approximately 86 stores in the United States and Canada in Fiscal 2001, the selection of approximately 53 stores in the United States and Canada for remodeling, the plan to spend approximately $21.0 million to complete construction on our second distribution facility, the plan to convert certain Canadian store locations to American Eagle Outfitters and Thriftys/Bluenotes stores, the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2001 cash requirements, and the possibility of growth through acquisitions.

  We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

    our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner, decline in demand for our merchandise,
    the ability to obtain suitable sites for new stores at acceptable costs, the integration of new stores into existing operations,
    the acceptance of our AE brand in Canada,
    customer acceptance of our new store design,
    our ability to successfully acquire and integrate other businesses, the integration of our additional distribution facility into existing operations, the expansion of buying and inventory capabilities,
    the hiring and training of qualified personnel,
    the availability of capital,
    the effect of overall economic conditions and consumer spending patterns, the effect of changes in weather patterns,
    the change in currency and exchange rates, interest rates, duties, tariffs, or quotas, and the effect of competitive pressures from other retailers.

  The impact of the aforementioned factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

  Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2000, these periods accounted for approximately 65% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       AMERICAN EAGLE OUTFITTERS, INC.

       CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	February 3, 2001	January 29, 2000	January 30, 1999

Assets
Current assets:
Cash and cash equivalents	$133,446	$76,581	$71,940
Short-term investments	27,927	91,911	13,360
Merchandise inventory	84,064	60,375	49,688
Accounts and note receivable, including related party	29,466	13,471	8,560
Prepaid expenses and other	18,864	6,640	2,757
Deferred income taxes	24,894	13,584	8,199

Total current assets	318,661	262,562	154,504

Property and equipment, at cost, net of accumulated depreciation and amortization	183,373	84,926	53,370

Goodwill, net of accumulated amortization	23,780	—	—
Deferred income taxes	10,129	4,029	2,200
Other assets, net of accumulated amortization	7,103	3,111	874

Total assets	$543,046	$354,628	$210,948

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,038	$30,700	$18,551
Current portion of note payable	4,300	—	—
Accrued compensation and payroll taxes	25,549	21,307	17,739
Accrued rent	22,577	17,755	13,042
Accrued income and other taxes	29,719	7,927	4,773
Unredeemed stored value cards and gift certificates	13,085	7,703	3,372
Other liabilities and accrued expenses	11,879	3,033	2,274

Total current liabilities	149,147	88,425	59,751

Non-current liabilities:
Commitments and contingencies	—	—	—
Note payable	24,889	—	—
Other non-current liabilities	1,315	1,702	—

Total non-current liabilities	26,204	1,702	—

Stockholders' equity	367,695	264,501	151,197

Total liabilities and stockholders' equity	$543,046	$354,628	$210,948

    See Notes to Consolidated Financial Statements

    AMERICAN EAGLE OUTFITTERS, INC.

    CONSOLIDATED STATEMENTS OF OPERATIONS

    (In thousands, except per share amounts)

	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Net sales	$1,093,477	$832,104	$587,600
Cost of sales, including certain buying, occupancy and warehousing expenses	657,252	475,596	353,089

Gross profit	436,225	356,508	234,511
Selling, general and administrative expenses	266,474	194,795	138,847
Depreciation and amortization expense	23,200	12,199	8,611

Operating income	146,551	149,514	87,053
Other income (expense), net	6,249	(160)	2,436

Income before income taxes	152,800	149,354	89,489
Provision for income taxes	59,042	58,694	35,371

Net income	$93,758	$90,660	$54,118

Basic earnings per common share	$1.35	$1.30	$0.80

Diluted earnings per common share	$1.30	$1.24	$0.75

Weighted average common shares outstanding — basic	69,652	69,555	67,921

Weighted average common shares outstanding — diluted	72,132	73,113	71,928

    See Notes to Consolidated Financial Statements

    AMERICAN EAGLE OUTFITTERS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

    For the years ended February 3, 2001, January 29, 2000, and January 30, 1999
     (In thousands)

	Shares (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Deferred Compensation Expense	Other Comprehensive Income/(Loss)	Stockholders’ Equity
Balance at January 31, 1998	15,011	$150	$ 58,519	$ 35,756	($1,625)	($1,992)	$ —	$90,808
Net income and comprehensive income	—	—	—	54,118	—	—	—	54,118
Stock options and restricted stock	490	5	5,448	—	345	(427)	—	5,371
Merger costs incurred by Natco	—	—	900	—	—	—	—	900
Stock splits	30,609	306	(306)	—	—	—	—	—

Balance at January 30, 1999	46,110	461	64,561	89,874	(1,280)	(2,419)	—	151,197
Stock options and restricted stock	630	6	25,909	—	—	(985)	—	24,930
Retirement of treasury stock	—	—	(1,280)	—	1,280	—		—
Comprehensive income:
Net income	—	—	—	90,660	—	—		90,660
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(2,286)	(2,286)

Total comprehensive income	—	—	—	—	—	—		88,374

Balance at January 29, 2000	46,740	467	89,190	180,534	—	(3,404)	(2,286)	264,501
Stock options and restricted stock	1,413	14	29,742	—	—	(621)	—	29,135
Repurchase of common stock	(1,207)	(12)	12	—	(22,339)	—		(22,339)
Three-for-two stock split— February 23, 2001	23,473	235	(235)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	93,758	—	—	—	93,758
Other comprehensive income, net of tax:

Unrealized gain on investments and reclassification adjustment	—	—	—	—	—	—	2,286	2,286
Foreign currency translation adjustment	—	—	—	—	—	—	354	354

Other comprehensive income	—	—	—	—	—	—	—	2,640

Total comprehensive income	—	—	—	—	—	—	—	96,398

Balance at February 3, 2001	70,419	$704	$118,709	$274,292	($22,339)	($4,025)	$354	$367,695

    (1) 125 million authorized, 72 million issued and 70 million outstanding, $.01 par value common stock at February 3, 2001. Issued and outstanding were 70 million and 69 million (adjusted for stock splits) at January 29, 2000 and January 30, 1999, respectively. The Company has 5 million authorized, with none issued or outstanding, $.01 par value preferred stock at February 3, 2001.

    See Notes to Consolidated Financial Statements

    AMERICAN EAGLE OUTFITTERS, INC.

    CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Operating activities:
Net income	$93,758	$90,660	$54,118

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,200	12,199	8,611
Loss on impairment and write-off of fixed assets	2,902	1,907	1,467
Stock compensation	6,952	5,809	1,336
Deferred income taxes	(6,572)	(7,214)	(2,753)
Investment expense	—	4,554	—
Merger costs incurred by Natco	—	—	900
Changes in assets and liabilities:
Merchandise inventory	(5,606)	(10,687)	(13,410)
Accounts and note receivable	(13,388)	(4,911)	(913)
Prepaid expenses and other	(12,185)	(6,205)	2,445
Accounts payable	12,175	12,121	(5,400)
Unredeemed stored value cards	5,373	4,331	1,669
Accrued liabilities	43,982	30,348	11,751

Total adjustments	56,833	42,252	5,703

Net cash provided by operating activities	150,591	132,912	59,821

Investing activities:
Capital expenditures	(87,825)	(45,556)	(24,913)
Purchase of an import services company, Blue Star Imports	(8,500)	—	—
Purchase of Dylex divisions, net of cash acquired	(78,184)	—	—
Purchase of short-term investments	(46,421)	(124,166)	(54,559)
Sale of short-term investments	112,878	38,775	41,199
Other investing activities	(1,397)	—	—

Net cash used for investing activities	(109,449)	(130,947)	(38,273)

Financing activities:
Proceeds from issuance of note payable	29,101	—	—
Principal payments on note payable	(1,651)	—	—
Repurchase of common stock	(22,339)	—	—
Net proceeds from stock options exercised	10,191	2,676	2,033

Net cash provided by financing activities	15,302	2,676	2,033

Effect of exchange rates on cash	421	—	—
Net increase in cash and cash equivalents	56,865	4,641	23,581
Cash and cash equivalents - beginning of period	76,581	71,940	48,359

Cash and cash equivalents - end of period	$133,446	$76,581	$71,940

        See Notes to Consolidated Financial Statements

          AMERICAN EAGLE OUTFITTERS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEAR ENDED FEBRUARY 3, 2001

          1. Business Operations

          American Eagle Outfitters, Inc. (the "Company") designs, markets, and sells its AE brand of relaxed, clean, and versatile clothing for 16 to 34 year olds in its United States retail stores. We also operate via the Internet at ae.com. The AE brand provides high quality merchandise at affordable prices. AE's lifestyle collection offers casual basics like cargos complemented by fashion looks in stretch, denim, and other fabrications.

          The Thriftys/Bluenotes brand targets a slightly younger demographic, offering a more urban/suburban, denim-driven collection for 12 to 22 year olds. The Company operates retail stores located primarily in regional enclosed shopping malls in the United States and Canada.

          The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Men's apparel	40%	39%	40%

Women's apparel	52%	53%	52%

Footwear and accessories - men's and women's	8%	8%	8%

Total	100%	100%	100%

          2.  Summary of Significant Accounting Policies

          Principles of Consolidation

          The Consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations of the acquired Canadian businesses discussed in Note 3 are included in the Consolidated financial statements beginning October 29, 2000. All intercompany transactions and balances have been eliminated in consolidation.

          Fiscal Year

          The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, the Company reports on a July year-end. As used herein, "Fiscal 2000" refers to the fifty-three week period ended February 3, 2001. "Fiscal 1999" and "Fiscal 1998" refer to the fifty-two week periods ended January 29, 2000 and January 30, 1999, respectively. "Fiscal 2001" refers to the fifty-two week period ending February 2, 2002.

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

          Recent Financial Accounting Standards Board Pronouncements

          FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation

          In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which interprets APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the Interpretation on July 1, 2000, as required. Adoption of the Interpretation has resulted in no significant changes to the Company's accounting for stock option grants.

          Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements

          The Securities and Exchange Commission (SEC) issued and subsequently amended guidance related to revenue recognition during December 1999 and in the first half of the calendar year 2000. These interpretations were implemented in Fiscal 2000. Adoption of this guidance has resulted in no material impact on the Company's financial statements.

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities

          In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and 138 (collectively SFAS 133), which establishes standards for the recognition and measurement of derivative and hedging activities. This standard is effective for the Company's Fiscal 2001 financial statements. In November 2000, the Company entered into an effective interest rate swap in connection with the Canadian acquisition. The Company will adopt SFAS 133 in the first quarter of Fiscal 2001. The Company believes that the interest rate swap will be an effective hedge and any changes in the fair market value will be included in other comprehensive income, subsequent to the adoption of SFAS 133.

          Foreign Currency Translation

          The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS No. 52, "Foreign Currency Translation", assets and liabilities denominated in foreign currencies were translated into U.S. dollars at the exchange rate prevailing at February 3, 2001. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the monthly average exchange rate for the period from acquisition through February 3, 2001. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income, net of income taxes, in accordance with SFAS No. 130, "Reporting Comprehensive Income"(See Note 8 of the Consolidated Financial Statements).

          Cash and Cash Equivalents

          Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

          Short-term Investments

          Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of February 3, 2001, short-term investments included investments with an original maturity of greater than three months (averaging approximately 8 months) and consisted primarily of tax-exempt municipal bonds, taxable federal agency notes, and commercial paper classified as available for sale.

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

          Property and Equipment

          Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the estimated useful lives as follows:

Buildings	25 to 40 years
Leasehold improvements	5 to 10 years
Fixtures and equipment	3 to 8 years

           In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,"

          management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value. The impairment loss, included in selling, general and administrative expenses for Fiscal 2000 was $0.5 million. There were no impairment losses for Fiscal 1999. The impairment loss for Fiscal 1998 was $0.2 million.

          Goodwill

          Goodwill amounts of $16.3 million in connection with the Canadian acquisition and $8.5 million in connection with the purchase of importing operations from Schottenstein Stores Corporation are being amortized over 15 years using the straight-line method. The Company's policy is to periodically review the carrying value assigned to goodwill to determine if events have occurred which would require an adjustment to fair value. Management reviews the performance of the underlying operations including reviewing discounted cash flows from operations. There were no impairment losses relating to goodwill recognized for Fiscal 2000.

          Other Assets

          Other assets consist primarily of lease buyout costs, trademark costs, and organization costs. The lease buyout costs are amortized over the remaining life of the leases, generally for no greater than ten years. The trademark costs are amortized over five to fifteen years. Organization costs are amortized over five years. These assets, net of amortization, are presented as other assets (long-term) on the Consolidated Balance Sheets.

          Interest Rate Swap

          The Company's interest rate swap agreement is used to manage interest rate risk. Net settlement amounts under the interest rate swap agreement are recorded as adjustments to interest expense during the period incurred. The Company does not currently hold or issue derivative financial instruments for trading purposes.

          Stock Split

          On January 22, 2001, the Company's Board of Directors announced a three-for-two stock split which was distributed on February 23, 2001, to shareholders of record on February 2, 2001. Accordingly, all share amounts and per share data have been restated to reflect the stock split.

          Stock Repurchases

          On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares (adjusted for the February 2001 stock split) of its stock. For the year ended February 3, 2001, the Company purchased 1,809,750 shares (adjusted for February 2001 stock split) of common stock on the open market for approximately $22.3 million. These repurchases have been recorded as treasury stock.

          Stock Option Plan

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company continues to account for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. See pro forma disclosures required under SFAS 123 in Note 12 of the Consolidated Financial Statements.

          Revenue Recognition

          Revenue is recorded upon purchase of merchandise by customers. In connection with stored value cards and gift certificates, a deferred revenue amount is established upon purchase of the card by the customer and revenue is recognized upon redemption and purchase of the merchandise.

          Advertising Costs

          Advertising costs are expensed as incurred. Advertising expense is summarized as follows:

(In thousands)

	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Advertising expense	$36,262	$27,243	$16,431

          Supplemental Disclosures of Cash Flow Information

(In thousands)

	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Cash paid during the periods for:
Income taxes	$37,362	$45,741	$41,706

Interest	$607	$—	$—

          Earnings Per Share

          The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(In thousands)

	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Net income	$93,758	$90,660	$54,118

Weighted average common shares outstanding:
Basic shares	69,652	69,555	67,921
Dilutive effect of stock options and non- vested restricted stock	2,480	3,558	4,007

Diluted shares	72,132	73,113	71,928

          Reclassification

          Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2000 presentation.

          3. Business Acquisitions

          Effective October 29, 2000, the Company purchased certain assets associated with three Canadian businesses of Dylex Limited. The total purchase price, including fees and expenses, was $78.2 million. The results of operations of the acquired businesses are included in the Consolidated Financial Statements beginning October 29, 2000. The acquisition was accounted for using the purchase method and the resulting goodwill of approximately $16.3 million is being amortized over fifteen years.

          In connection with the acquisition, the Company announced its intention to convert certain retail locations to American Eagle retail stores. Management has finalized and approved the plan related to this conversion. Accordingly, the Company accrued approximately $7.3 million in exit costs consisting primarily of operating losses of the discontinued businesses, lease costs, and severance costs. Substantially all of the costs accrued will be paid during Fiscal 2001. The conversion plan is expected to be completed by the end of July 2001.

          The purchase price allocation is preliminary and may be adjusted as new facts become apparent. However, management does not believe that any potential change will be material.

          The following unaudited pro forma consolidated results of operations of the Company assume that the purchase occurred on January 31, 1999. These amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

	For the Years Ended

(In thousands, except per share amounts)	February 3, 2001	January 29, 2000

Net sales	$1,209,878	$1,002,063

Net income	$82,596	$84,399

Basic earnings per common share	$1.19	$1.21

Diluted earnings per common share	$1.15	$1.15

                Effective January 31, 2000, the Company acquired importing operations from Schottenstein Stores Corporation, a related party. The purpose of the acquisition was to integrate the expertise of the importing operation into the Company's supply chain process, and to streamline and improve the efficiency of the process.

                The terms of the acquisition required a payment of $8.5 million to Schottenstein Stores Corporation, which was made on March 6, 2000. The majority of the acquisition price was recorded as goodwill which is being amortized over fifteen years.

                4. Related Party Transactions

                The Company has various transactions with related parties. The nature of the relationship with each party is primarily through common ownership. In September 1999, our distribution center facility, which is owned by a related party, was expanded to add 120,000 square feet which increased our capacity to handle distribution needs for future growth. As a result, the Company entered into an amended operating lease for its corporate headquarters and distribution center with a related party. The lease, which commenced on September 1, 1999, and expires on December 31, 2020 provides for annual rental payments of approximately $2.0 million through 2000, $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease.

                In addition, through Fiscal 1999, the Company and its subsidiaries used the services of a related importing company. Effective January 31, 2000, the Company acquired this importing operation from Schottenstein Stores Corporation, a related party. As a result, there were no related party merchandise purchases or an accounts payable balance for Fiscal 2000.

                The Company has engaged the services of a related party consultant to assist with the liquidation of the Braemar inventory. The agreement is in effect until the Braemar stores are closed and the store locations are turned over to the Company for conversion to American Eagle stores. Compensation is determined by several factors, including proceeds from the sale of inventory and store performance versus plan. During Fiscal 2000, the Company paid $0.1 million to the consultant, excluding reimbursement of direct expenses. The amount included as exit costs at February 3, 2001 was $0.6 million.

                Related party amounts follow:

                (In thousands)

	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Merchandise purchases through a related party importer	$—	$63,763	$46,885
Accounts payable	$—	$682	$—
Accounts receivable	$2,149	$2,436	$2,829
Rent expense	$2,541	$1,896	$1,548
Merchandise sales	$11,540	$7,388	$3,289

                  5. Accounts and Note Receivable

                  Accounts and note receivable is comprised of the following:

(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999

Accounts receivable - construction allowances	$7,346	$3,846	$4,008
Related party accounts receivable	2,149	2,436	2,829
Note receivable	5,904	3,417	-
Accounts receivable - other	14,067	3,772	1,723

Total	$29,466	$13,471	$8,560

                  6. Property and Equipment

                  Property and equipment consists of the following:

(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999

Land	$1,855	$—	$—
Buildings	10,266	—	—
Leasehold improvements	134,930	70,403	46,996
Fixtures and equipment	93,186	52,336	36,307

	240,237	122,739	83,303
Less: Accumulated depreciation and amortization	(56,864)	(37,813)	(29,933)

Net property and equipment	$183,373	$84,926	$53,370

                  Depreciation expense is summarized as follows:

	For the Years Ended

(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999

Depreciation expense	$21,472	$11,782	$8,215

                  7. Notes Payable

                  Unsecured Demand Lending Arrangement

                  The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $125 million line of credit at either the lender's prime lending rate (8.50% at February 3, 2001) or a negotiated rate such as LIBOR. Because there were no borrowings during any of the past three years, there were no amounts paid for interest on this facility. The facility has a limit of $40 million to be used for direct borrowing. At February 3, 2001, letters of credit in the amount of $66.8 million were outstanding, leaving a remaining available balance on the line of $58.2 million.

                  Non-revolving Term Facility and Revolving Operating Facility

                  In November 2000, in connection with the Canadian acquisition, the Company entered into a $29.1 million non-revolving term facility (the "term facility") and a $4.9 million revolving operating facility (the "operating facility"). The term facility was used to partially fund the purchase price of the acquisition and the operating facility will be used to support the working capital and capital expenditures of the acquired businesses. The term facility has an outstanding balance, including foreign currency translation adjustments, of $29.2 million as of February 3, 2001. The facility requires annual payments of $4.3 million and matures in December 2007. The term facility bears interest at the one-month Bankers' Acceptance Rate (5.50% at February 3, 2001) plus 140 basis points. Interest paid under the term facility was $0.3 million for the year ended February 3, 2001. The operating facility is due in November 2001 and has six additional one year extensions. There have been no borrowings under the operating facility for the year ended February 3, 2001. The operating facility bears interest at either the lender's prime lending rate (7.50% at February 3, 2001) or the Bankers' Acceptance Rate (5.50% at February 3, 2001) plus 120 basis points.

                  Both the term facility and the operating facility contain restrictive covenants related to financial ratios. As of February 3, 2001, the Company was in compliance with these covenants.

                  Interest Rate Swap Agreement

                  On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with the term facility. The swap amount decreases on a monthly basis beginning January 1, 2001 until the termination of the agreement in December 2007. The Company pays a fixed rate of 5.97% and receives a variable rate based on the one month Bankers' Acceptance Rate. This agreement effectively changes the interest rate on the borrowings under the term facility from a variable rate to a fixed rate of 5.97% plus 140 basis points. The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

                  8. Other Comprehensive Income

                  The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders' Equity follow:

(Dollars in thousands)	Before Tax Amount	Tax Benefit (Expense)	Other Comprehensive Income (Loss), Net

Balance at January 30, 1999	$—	$—	$—
Unrealized loss on investments	(3,766)	1,480	(2,286)

Balance at January 29, 2000	(3,766)	1,480	(2,286)

Unrealized gain on investments, and reclassification adjustment	3,766	(1,480)	2,286
Foreign currency translation adjustment	770	(416)	354

Balance at February 3, 2001	$770	$(416)	$354

                  9. Leases

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

                  Rent expense charged to operations, including amounts paid under short-term cancelable leases, was as follows:

                  (Dollars in thousands)

	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999

Minimum rentals	$90,467	$66,437	$53,482
Contingent rentals	13,113	10,736	6,177

Total	$103,580	$77,173	$59,659

                  The table below summarizes future minimum lease obligations under operating leases in effect at February 3, 2001:

                  (In thousands)

Fiscal years:	Future Minimum Lease Obligations

2001	$84,586
2002	82,315
2003	78,597
2004	74,708
2005	67,000
Thereafter	286,323

Total	$673,529

                    The Company may be contingently liable for the remaining rental payments that could total as much as $6.2 million for the outlet stores which were sold in October 1995. In January 2000, the company which owns the outlet stores sought protection under Chapter 11 of the Bankruptcy Act. Currently, there is insufficient information available to determine the amount of loss the Company may incur, if any, related to this potential contingent liability.

                    10. Income Taxes

                    The significant components of the Company's deferred tax assets (there are no deferred tax liabilities) were as follows:

(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999

Current:

Inventories	$4,940	$4,048	$2,826
Accrued rent	5,434	4,055	3,375
Salaries and compensation	8,624	3,565	1,274
Marketable equity securities and capital loss	1,749	1,530	—
Purchase accounting basis differences	3,869	—	—
Other	278	386	724

	24,894	13,584	8,199

Long Term:

Purchase accounting basis differences	6,969	—	—
Basis differences in fixed assets	2,771	2,410	2,200
Other comprehensive loss	—	1,472	—
Other	389	147	—

	10,129	4,029	2,200

Total	$35,023	$17,613	$10,399

                    Significant components of the provision for income taxes are as follows:

	For the Years Ended

(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999

Current:

Federal	$57,675	$55,033	$31,819
State	7,939	10,875	6,305

Total current	65,614	65,908	38,124

Deferred:

Federal	(5,776)	(6,024)	(2,298)
State	(796)	(1,190)	(455)

Total deferred	(6,572)	(7,214)	(2,753)

Provision for income taxes	$59,042	$58,694	$35,371

                    A tax benefit has been recognized as contributed capital, in the amount of $12.0 million for the year ended February 3, 2001, $16.4 million for the year ended January 29, 2000, and $2.3 million for the year ended January 30, 1999, resulting from additional tax deductions related to vested restricted stock grants and stock options exercised.

                    A reconciliation between the statutory federal income tax and the effective tax rate follows:

	For the Years Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	4	4	4
Other items, net	—	—	1

	39%	39%	40%

                    11. Profit Sharing Plan and Employee Stock Purchase Plan

                    The Company maintains a 401(k) retirement plan and contributory profit sharing plan. Full-time employees and part-time employees are automatically enrolled to contribute 1% of their salary if they have attained twenty and one-half years of age, have completed sixty days of service, and work at least 1,000 hours each year. Individuals can decline enrollment or can contribute up to 20% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will fully match up to 3% of participants' eligible compensation. In January 2001, the plan was amended to change the 1,000 hour requirement to an average work week of twenty hours and to increase the automatic enrollment contribution from 1% to 3%. In addition, after one year of service, the Company will fully match up to 3% of participants' eligible compensation and partially match the next 3% of eligible compensation, with a total match of 4.5%.

                    Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $1.0 million, $2.0 million, and $2.9 million in expense during Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively, in connection with these plans.

                    The Employee Stock Purchase Plan is a non-qualified plan that covers employees who are at least 18 years old, have completed sixty days of service, and work on average twenty hours a week. Contributions are determined by the employee, with a maximum of $60 per pay period, with the Company matching 15% of the investment. These contributions are used to purchase shares of Company stock in the open market.

                    12. Stock Incentive Plan, Stock Option Plan, and Restricted Stock Grants

                    Stock Incentive Plan

                    The 1999 Stock Incentive Plan (the "Plan") was approved by the shareholders on June 8, 1999. The Board of Directors authorized 6,000,000 shares for issuance under the Plan in the form of stock options, stock appreciation rights, restricted stock awards, performance units, or performance shares. Additionally, the Plan provides that the maximum number of shares awarded to one individual may not exceed 3,000,000 shares. The Plan allows the Compensation and Stock Option Committee to determine which employees and consultants will receive awards and the terms and conditions of these awards. These options primarily vest over five years and are exercisable for a ten-year period from the date of grant. The Plan provides for a grant of 15,000 stock options annually to each director who is not an officer or employee of the Company. To date, 5,119,200 non-qualified stock options and 370,906 shares of restricted stock were granted under the Plan to employees and certain non-employees. Approximately half of the options granted vest eight years after the date of grant but can be accelerated to vest over three years if the Company meets annual performance goals. The remaining options granted under the Plan vest primarily over five years. All options expire after ten years. Restricted stock is earned if the Company meets annual performance goals for the year. For Fiscal 2000 and Fiscal 1999, the Company recorded approximately $7.0 and $5.8 million, respectively, in compensation expense related to stock options and restricted stock in connection with the Plan.

                    During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. If this had occurred at February 3, 2001, the compensation expense would have reduced net income by $12.7 million.

                    Stock Option Plan

                    On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "Plan"). The Plan provides for the grant of 4,050,000 incentive or non-qualified options to purchase common stock. The Plan was subsequently amended to increase the shares available for grant to 8,100,000 shares. Additionally, the amendment provided that the maximum number of options which may be granted to one individual may not exceed 2,700,000 shares. The options granted under the Plan are approved by the Compensation and Stock Option Committee of the Board of Directors, primarily vest over five years, and are exercisable for a ten-year period from the date of grant.

                    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Risk-free interest rates	5.8%	5.5%	5.0%
Dividend yield	None	None	None
Volatility factors of the expected market
price of the Company's common stock	.933	.600	.678
Weighted-average expected life	5 years	5 years	6 years
Expected forfeiture rate	9.3%	10.0%	12.0%

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

                    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(In thousands, except earnings per share)	For the Years Ended

	February 3, 2001	January 29, 2000	January 30, 1999
Pro forma net income	$85,028	$83,014	$52,467
Pro forma net income per share:
Basic	$1.22	$1.19	$0.77
Diluted	$1.18	$1.14	$0.73

                               A summary of the Company’s stock option activity under all plans follows:

	For the Years Ended

	February 3, 2001(2)		January 29, 2000(2)		January 30, 1999(2)
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted -Average Exercise Price
Outstanding—beginning of year	7,281,045	$11.21	5,289,645	$ 3.47	5,034,357	$1.41
Granted
(Exercise price equal to fair value)	2,539,950	$20.49	3,043,350	$22.23	1,854,228	$7.44
Exercised (1)	(1,865,837)	$ 5.46	(941,580)	$ 2.84	(1,425,909)	$1.25
Cancelled	(179,820)	$14.80	(110,370)	$15.21	(173,031)	$4.13

Outstanding—end of year (3)	7,775,338	$15.52	7,281,045	$11.21	5,289,645	$3.47

Exercisable—end of year (4)	1,772,151	$13.25	1,515,820	$ 3.37	829,836	$1.58
Weighted-average fair value of options granted during the year		$16.62		$13.79		$4.61

                    (1) Options exercised during Fiscal 2000 ranged in price from $0.93- $31.04 with an average of $5.46.
                    (2) As of February 3, 2001, January 29, 2000, and January 30, 1999, the Company had 845,195 shares, 3,498,558 shares and 431,208 shares available for grant, respectively.
                    (3) As of February 3, 2001, the exercise price of 2,396,418 options outstanding ranged between $0.93 and $5.94 with weighted-average remaining contractual lives between approximately 5 and 7 years. The exercise price of 1,435,415 options outstanding ranged between $9.35 and $17.98 with weighted-average remaining contractual lives between approximately 7 and 9 years. The exercise price of 2,786,881 options outstanding ranged between $21.67 and $25.50 with weighted-average remaining contractual lives between 8 and 9 years. The exercise price of 1,156,624 options outstanding ranged between $26.29 and $36.56 with weighted-average remaining contractual lives approximating 10 years.
                    (4) As of February 3, 2001, the exercise price of 774,212 options exercisable ranged between $0.93 and $5.94. The exercise price of 725,285 options ranged between $11.79 and $21.79.

Restricted Stock Grants

                    The Company maintains a restricted stock plan for compensating certain employees and selected related party consultants. At February 3, 2001, 2,347,317 shares of restricted stock were granted at prices ranging from $0.93 to $28.25, with 1,981,212 shares vested.

                    For Fiscal 2000, Fiscal 1999, and Fiscal 1998, the Company recorded $6.2 million, $4.8 million, and $1.3 million in compensation expense, respectively, on restricted stock and certain stock options granted during Fiscal 1996 where the exercise price is less than fair value of the underlying stock, and certain options granted to non-employees.

                    13. Quarterly Financial Information—Unaudited

(In thousands, except earnings per share)	Quarters Ended (2)
	April 29, 2000	July 29, 2000	October 28, 2000	February 3, 2001
Net sales	$177,999	$208,977	$282,767	$423,734
Gross profit	$ 70,056	$ 63,590	$120,079	$182,500
Income before income taxes	$ 20,771	$ 4,570	$ 47,912	$ 79,547
Net income	$ 12,608	$ 2,777	$ 29,226	$ 49,147
Basic earnings per common share (1)	$ 0.18	$ 0.04	$ 0.42	$ 0.71
Diluted earnings per common share (1)	$ 0.17	$ 0.04	$ 0.41	$ 0.68

	May 1, 1999	July 31, 1999	October 30, 1999	January 29, 2000
Net sales	$145,404	$178,582	$222,693	$285,425
Gross profit	$ 59,027	$ 72,589	$ 95,844	$129,048
Income before income taxes	$ 20,169	$ 27,928	$ 40,096	$ 61,161
Net income	$ 12,243	$ 16,949	$ 24,337	$ 37,131
Basic earnings per common share (1)	$ 0.18	$ 0.24	$ 0.35	$ 0.53
Diluted earnings per common share (1)	$ 0.17	$ 0.23	$ 0.33	$ 0.51

                    (1) Net income per share amounts have been restated to reflect the two-for-one stock split from May 1999 and the three-for-two stock split from February 2001.

                    (2) Quarters are presented in 13-week periods consistent with the Company’s fiscal year discussed in Note 2 of the Consolidated Financial Statements, except for the fourth quarter ended February 3, 2001, which is presented as a 14-week period.

                    Report of Independent Auditors

                    To the Board of Directors and Stockholders of
                    American Eagle Outfitters, Inc.

                    We have audited the accompanying consolidated
                    balance sheets of American Eagle Outfitters, Inc. as of
                    February 3, 2001, January 29, 2000, and January 30, 1999
                    and the related consolidated statements of operations,
                    stockholders' equity, and cash flows for the years then ended.
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

                    In our opinion, the consolidated financial statements
                    referred to above present fairly, in all material respects, the consolidated financial position of American Eagle
                    Outfitters, Inc. at February 3, 2001, January 29, 2000, and
                    January 30, 1999 and the consolidated results of
                    its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                    /s/ Ernst & Young LLP

                    Pittsburgh, Pennsylvania
                    March 9, 2001

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                    The information appearing under the captions "Information Regarding Class III Directors With Terms Expiring in 2001", "Information Regarding Nominees for Class I Directors With Terms Expiring in 2002", "Information Regarding Class II Directors With Terms Expiring in 2003", "Executive Officers", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2001, is incorporated herein by reference.

                    ITEM 11. EXECUTIVE COMPENSATION.

                    The information appearing in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2001 under the captions "Executive Officer Compensation", "Option/SAR Grants in Last Fiscal Year", and "Aggregated Option Exercises and Fiscal Year-End Option Values" is incorporated herein by reference.

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                    The information appearing under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2001, is incorporated herein by reference.

                    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on June 5, 2001, is incorporated herein by reference.

                    PART IV

                    ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    (a)(1)    The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 3, 2001, January 29, 2000, and January 30, 1999

Consolidated Statements of Operations for the years ended February 3, 2001, January 29, 2000, and January 30, 1999

Consolidated Statements of Stockholders' Equity for the years ended February 3, 2001, January 29, 2000, and January 30, 1999

Consolidated Statements of Cash Flows for the years ended February 3, 2001, January 29, 2000, and January 30, 1999

Notes to the Consolidated Financial Statements

                    (a)(2)    No financial statement schedules are supplied because of the absence of the conditions under which they are required.

                    (a)(3)    Exhibits:

Exhibit No.		Exhibit Index Page No.

3.1	Second Amended and Restated Certificate of Incorporation, as amended	Previously filed as Exhibit 3.1 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1999, as amended, and incorporated herein by reference.
3.2	Amended and Restated Bylaws	Previously filed as Exhibit 3.2 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1999, as amended, and incorporated herein by reference.
4.1	See Second Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1
4.2	See Amended and Restated Bylaws in Exhibit 3.2
10.1	Restated and Amended Office/Distribution Center Lease dated September 10, 1999 between the Registrant and Linmar Realty Company	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 30, 1999, filed November 24, 1999, and incorporated herein by reference.
10.2	Form of Import Services Agreement	Previously filed as Exhibit 10.2 to Registration Statement on Form S-1 (file no. 33-75294) filed February 14, 1994, as amended, and incorporated herein by reference.
10.3	Form of the Registrant's 1994 Stock Option Plan	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994, as amended on Form S-8 (file no. 33-12643) filed September 25, 1996 and incorporated herein by reference and Form S-8 (file no. 33-44759) filed January 22, 1998 and incorporated herein by reference.
10.4	Form of Restricted Stock Agreement	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994 and incorporated herein by reference.
10.5	Form of Indemnification Agreement	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294) filed February 14, 1994, as amended, and incorporated herein by reference.
10.7	Employee Stock Purchase Plan	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed on April 5, 1996 and incorporated herein by reference.
10.8	Form of the Registrant's 1999 Stock Incentive Plan	Previously filed as Exhibit A to the Proxy Statement for the period ended January 30, 1998, filed May 7, 1999, and incorporated herein by reference.

10.9	Employment Agreement between the Registrant and Roger S. Markfield dated September 9, 1999	Previously filed as Exhibit 10.4 to the Form 10-Q for the period ended October 30, 1999, filed November 24, 1999, and incorporated herein by reference.
10.10	Purchase and Sale Agreement between Blue Star Imports, L.P. and Schottenstein Stores Corporation	Previously filed as Exhibit 10.10 to the Form 10-K for the period ended January 29, 2000, filed April 12, 2000 and incorporated herein by reference.
10.11	Employment Agreement between the Registrant and Michael J. Leedy dated October 26, 1999
10.12	Employment Agreement between the Registrant and James V. O'Donnell dated November 20, 2000
10.13	Consulting Agreement between the Registrant and Schottenstein Bernstein Capital Group, LLC dated October 2, 2000
21	Subsidiaries
23	Consent of Ernst & Young LLP
24	Power of Attorney
(b)	Reports on Form 8-K

We have filed the following Current Report on Form 8-K since October 28, 2000:

Current Report on Form 8-K/A, dated December 1, 2000, filed with the Securities and Exchange Commission on February 13, 2001, Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits, Re: Acquisition of the Dylex divisions

(c)	Exhibits

The exhibits to this report begin on page 43.

(d)	Financial Statement Schedules

None.

                    SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	* Jay L. Schottenstein, Chairman

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on April 26, 2001.

Signature	Title
* Jay L. Schottenstein (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer

Saul Schottenstein	Vice Chairman

* George Kolber	Vice Chairman and Director

* Roger S. Markfield	President, Chief Merchandising Officer and Director

* James V. O'Donnell	Chief Operating Officer and Director

* Laura A. Weil	Executive Vice President and Chief Financial Officer

* Dale E. Clifton	Vice President, Controller, and Chief Accounting Officer

* Ari Deshe	Director

* Jon P. Diamond	Director

* Martin P. Doolan	Director

* Gilbert W. Harrison	Director

* Michael G. Jesselson	Director

* Thomas R. Ketteler	Director

* John L. Marakas	Director

David W. Thompson	Director

* Gerald E. Wedren	Director

*By:	/s/ Laura A. Weil Laura A. Weil, Attorney-in-Fact