Form 10-Q
period 2001-05-05
AMERICAN EAGLE OUTFITTERS INC
filed 2001-06-07
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes X    No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 71,472,738 shares outstanding as of June 4, 2001.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements
	Consolidated Balance Sheets
	May 5, 2001 (Unaudited) and February 3, 2001	3
	Consolidated Statements of Operations (Unaudited)
	Three months ended May 5, 2001 and April 29, 2000	4
	Consolidated Statements of Cash Flows (Unaudited)
	Three months ended May 5, 2001 and April 29, 2000	5
	Notes to Consolidated Financial Statements	6-10
	Review By Independent Accountants	11
	Independent Accountants' Review Report	11

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Exhibit 15 Acknowledgement of Independent Accountants		17

PART I. FINANCIAL INFORMATION Item 1. Financial Statements	AMERICAN EAGLE OUTFITTERS, INC. CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	May 5,	February 3,
	2001	2001

Assets
Current assets:	(Unaudited)
Cash and cash equivalents	$113,865	$133,446
Short-term investments	10,145	27,927
Merchandise inventory	103,732	84,064
Accounts and note receivable, including related party	27,561	29,466
Prepaid expenses and other	21,544	18,864
Deferred income taxes	28,375	24,894

Total current assets	305,222	318,661

Fixed assets:
Land	1,828	1,855
Buildings	10,303	10,266
Fixtures and equipment	103,710	93,186
Leasehold improvements	143,939	134,930

	259,780	240,237
Less: Accumulated depreciation and amortization	57,950	56,864

	201,830	183,373

Goodwill, net of accumulated amortization	26,416	26,123
Deferred income taxes	12,285	10,129
Other assets, net of accumulated amortization	5,030	4,760

Total assets	$550,783	$543,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,823	$42,038
Current portion of note payable	4,189	4,300
Accrued compensation and payroll taxes	25,331	25,549
Accrued rent	22,505	22,577
Accrued income and other taxes	15,294	29,719
Unredeemed stored value cards and gift certificates	8,249	13,085
Other liabilities and accrued expenses	13,289	11,879

Total current liabilities	131,680	149,147

Commitments and contingencies	-	-
Note payable	23,002	24,889
Other non-current liabilities	1,090	1,315

Total noncurrent liabilities	24,092	26,204

Stockholders’ equity:
Preferred stock	-	-
Common stock	712	704
Contributed capital	141,846	118,709
Accumulated other comprehensive income (loss)	(740)	354
Retained earnings	289,837	274,292

	431,655	394,059

Less: Deferred compensation	12,970	4,025
Treasury stock	23,674	22,339

Total stockholders’ equity	395,011	367,695

Total liabilities and stockholders’ equity	$550,783	$543,046

See Notes to Consolidated Financial Statements

      AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended

	May 5,	April 29,
	2001	2000

Net sales	$251,548	$177,999
Cost of sales, including certain buying, occupancy
and warehousing expenses	149,678	107,943

Gross profit	101,870	70,056
Selling, general and administrative expenses	69,615	46,707
Depreciation and amortization expense	8,098	4,291

Operating income	24,157	19,058
Other income, net	969	1,713

Income before income taxes	25,126	20,771
Provision for income taxes	9,581	8,163

Net income	$15,545	$12,608

Basic earnings per common share	$0.22	$0.18

Diluted earnings per common share	$0.21	$0.17

Weighted average common shares outstanding – basic	70,838	70,292

Weighted average common shares outstanding – diluted	73,726	72,920

Retained earnings, beginning	$274,292	$180,534
Net income	15,545	12,608

Retained earnings, ending	$289,837	$193,142

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended

	May 5,	April 29,
	2001	2000

Operating activities:
Net income	$15,545	$12,608
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	8,098	4,291
Stock compensation	2,950	593
Deferred income taxes	(5,722)	(1,227)
Other	850	(174)
Changes in assets and liabilities:
Merchandise inventory	(19,818)	(21,438)
Accounts and note receivable	(83)	(1,560)
Prepaid expenses and other	(2,835)	(7,304)
Accounts payable	2,853	6,058
Unredeemed stored value cards	(4,820)	(2,613)
Accrued liabilities	(9,466)	(20,377)

Total adjustments	(27,993)	(43,751)

Net cash used for operating activities	(12,448)	(31,143)

Investing activities:
Capital expenditures	(27,816)	(24,709)
Purchase of an import services company, Blue Star Imports	-	(8,500)
Purchase of short-term investments	(2,005)	(17,961)
Sale of short-term investments	19,787	45,176
Other investing activities	(1,984)	(344)

Net cash used for investing activities	(12,018)	(6,338)

Financing activities:

Repurchase of common stock	-	(6,454)
Principal payments on note payable	(1,424)	-
Net proceeds from stock options exercised	6,715	1,358

Net cash provided by (used for) financing activities	5,291	(5,096)

Effect of exchange rates on cash	(406)	-
Net decrease in cash and cash equivalents	(19,581)	(42,577)
Cash and cash equivalents – beginning of period	133,446	76,581

Cash and cash equivalents – end of period	$113,865	$34,004

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 5, 2001 and for the three month periods ended May 5, 2001 (the “current period”) and April 29, 2000 (the “prior period”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 3, 2001 was derived from the audited financial statements. The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2000 Annual Report.

2. Basis of Presentation

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, the Company reports on a July year-end. As used herein, “Fiscal 2001” and “Fiscal 2000” refers to the fifty-two week period ending February 2, 2002 and the fifty-three week period ended February 3, 2001, respectively.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The results of operations of the acquired Canadian businesses are included in the Consolidated Financial Statements beginning October 29, 2000. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian operations. In accordance with SFAS Statement No. 52, Foreign Currency

Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into US dollars (the reporting currency) at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income, net of income taxes, in accordance with SFAS Statement No. 130, Reporting Comprehensive Income (See Note 6 of the Consolidated Financial Statements).

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of May 5, 2001, short-term investments include investments with an original maturity of greater than three months (averaging approximately 8 months) and consist primarily of commercial paper and tax-exempt municipal bonds.

Capital Structure

The Company has 125,000,000 common shares authorized at $.01 par value, 73,143,326 and 72,228,716 shares issued and 71,291,950 and 70,418,966 shares outstanding as of May 5, 2001 and February 3, 2001, respectively. The Company has 5,000,000 preferred shares authorized at $.01 par value, with none issued or outstanding at May 5, 2001.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(Dollars in thousands)

	Three Months Ended

	May 5,	April 29,
	2001	2000

Net income	$15,545	$12,608

Weighted average common shares outstanding:
Basic shares	70,838	70,292
Dilutive effect of stock options and non-vested
restricted stock	2,888	2,628

Diluted shares	73,726	72,920

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the May 5, 2001 presentation.

3. Supplemental Disclosures of Cash Flow Information

The Company paid $0.7 million of interest during the three months ended May 5, 2001 related to the note payable. There were no amounts paid for interest for the three months ended April 29, 2000. Income tax payments were $24.5 million and $19.8 million during the three months ended May 5, 2001 and April 29, 2000, respectively.

During the three months ended May 5, 2001 and April 29, 2000, $6.3 million and $1.7 million, respectively, were recognized as increases to contributed capital, related to the tax benefits associated with the exercise and vesting of stock options and restricted stock.

4. Related Party Transactions

The Company has various transactions with related parties. The nature of the relationship with each party is primarily through common ownership. The Company has an operating lease for its corporate headquarters and distribution center with an affiliate. The lease which expires on December 31, 2020, provides for annual rental payments of approximately $2.0 million through 2000, $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. The Company incurred $0.7 million in related party rent expense for the three months ended May 5, 2001 and April 29, 2000.

In addition, the Company and its subsidiaries sell merchandise to various related parties. Total merchandise sales to related parties for the three months ended May 5, 2001 and April 29, 2000 were $0.7 million and $0.8 million, respectively. Associated related party accounts receivable at May 5, 2001 and February 3, 2001 was $1.9 million and $2.1 million, respectively.

In connection with the liquidation of the Braemar inventory, the Company has engaged the services of a related party consultant. The agreement is in effect until the Braemar stores are closed and the store locations are turned over to the Company for conversion to American Eagle stores (See Note 8 of the Consolidated Financial Statements). For the three months ended May 5, 2001, the Company paid $0.7 million to the consultant, excluding reimbursement of direct expenses. At May 5, 2001, the Company has a related accounts payable balance of $0.2 million under this agreement.

5	.	Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(Dollars in thousands)
			May 5,	February 3,
			2001	2001

Accounts receivable – construction allowances			$ 5,568	$ 7,346
Related party accounts receivable			1,852	2,149
Note receivable			13,382	5,904
Accounts and notes receivable – other			6,759	14,067

Total			$27,561	$29,466

6	.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

(Dollars in thousands)
				Three Months Ended

				May 5,	April 29,
				2001	2000

Net Income				$15,545	$12,608

Unrealized loss on investments and reclassification
adjustment, net of tax	-	(732)
Foreign currency translation adjustment, net of tax	(617)	-
Unrealized derivative losses on cash flow hedge, net of tax	(123)	-

Other comprehensive loss, net of tax	(740)	(732)

Total comprehensive income	$14,805	$11,876

7. Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, (SFAS No.133) on February 4, 2001, the beginning of Fiscal 2001. SFAS No. 133 requires the transition adjustment from adoption to be reported in net income or other comprehensive income (loss), as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income (loss) by approximately $0.3 million, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During the quarter ended May 5, 2001, unrealized net losses on derivative instruments of approximately $0.1 million, net of related tax effects, were also recorded in other comprehensive income (loss).

The Company utilizes an interest rate swap to manage interest rate risk. As of May 5, 2001, the Company has a $27.2 million interest rate swap agreement which expires in December 2007. The Company pays a fixed rate of 5.97% and receives a variable rate based on the one month Bankers’ Acceptance Rate. This agreement effectively changes the interest rate on the borrowings under the non-revolving term facility from a variable rate to a fixed rate of 5.97% plus 140 basis points. The fair value of the swap at May 5, 2001, which is designated as a cash flow hedge instrument, is a $0.6 million liability, classified within Other liabilities and accrued expenses on the Consolidated Balance Sheet. At the current fair value based on prevailing interest rates as of May 5, 2001, amounts to be reclassified from other comprehensive income (loss) into earnings, related to the swap agreement, are expected to be immaterial over the next twelve months.

The Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). The hedge is considered highly effective at May 5, 2001 as the critical terms of the swap and the related note payable coincide and the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the Bankers’ Acceptance Rate over the term of the debt. Accordingly, any ineffectiveness in the hedging relationship, which would be recorded to interest expense, was immaterial during the current quarter. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy. This process includes relating the derivative that is designated as a cash flow hedge to a specific liability on the balance sheet. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

8. Exit Cost Accrual

In connection with the acquisition of the three divisions of Dylex Limited, the Company announced its intention to convert certain retail locations to American Eagle retail stores. Management finalized and approved a plan related to the conversion during Fiscal 2000. The Company accrued approximately $7.3 million in exit costs consisting primarily of operating losses of the discontinued businesses, lease costs, and severance costs. Substantially all of the costs accrued will be paid during Fiscal 2001. The conversion plan is expected to be completed by the end of July 2001.

The following table summarizes the activity of the accrual recognized in connection with the above conversion for the three months ended May 5, 2001.

(Dollars in thousands)
	For the three months ended May 5, 2001

	Reserve balance at February 3, 2001	Payments	Reserve balance at May 5, 2001

Operating Losses	$4,132	$2,592	$1,540
Lease Costs	2,662	-	2,662
Severance Costs	473	-	473

Total	$7,267	$2,592	$4,675

The exit cost accrual was estimated and may be adjusted as new facts become evident. However, management does not believe that any potential changes would be material.

9. Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of May 5, 2001, under the original terms of this executive’s option agreements, 577,500 shares would have been unvested which would have resulted in compensation expense reducing net income by $9.6 million.

10. Income Taxes

For the three months ended May 5, 2001 and April 29, 2000, the effective tax rate used for the provision of income tax approximated 38% and 39%, respectively.

11. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month periods ended May 5, 2001 and April 29, 2000, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants’ Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of May 5, 2001, and the related consolidated statements of operations and cash flows for the three month periods ended May 5, 2001 and April 29, 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 3, 2001, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2001, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Ernst & Young

Pittsburgh, Pennsylvania
May 18, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This table shows the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

	Three Months Ended

	May 5,	April 29,
	2001	2000

Net sales	100.0%	100.0%

Cost of sales, including certain buying, occupancy
and warehousing expenses	59.5	60.6

Gross profit	40.5	39.4
Selling, general and administrative expenses	27.7	26.2
Depreciation and amortization expense	3.2	2.5

Operating income	9.6	10.7
Other income, net	0.4	1.0

Income before income taxes	10.0	11.7
Provision for income taxes	3.8	4.6

Net income	6.2%	7.1%

Comparison of three months ended May 5, 2001 to the three months ended April 29, 2000

Net sales increased 41.3% to $251.5 million from $178.0 million. The increase includes:

-$13.0 million from comparable store sales, representing a 8.2% increase over the prior period,
-$40.1 million from new and noncomparable store sales, and nonstore sales and
-$20.4 million from the Thriftys/Bluenotes stores in Canada.

The sales increase resulted primarily from an increase of 41.0% in total units sold with an increase of 26.8% in units sold in our American Eagle stores in the United States. We operated 682 total stores at the end of the current period, including 572 American Eagle stores and 110 Thriftys/Bluenotes stores, compared to 491 total stores at the end of the prior period.

Gross profit increased 45.4% to $101.9 million from $70.1 million. Gross profit as a percent of net sales increased to 40.5% from 39.4%. The increase in gross profit as a percent of net sales, was attributable primarily to a 1.2% increase in merchandise margins, which resulted primarily from decreased markdowns as a percent to sales.

Selling, general and administrative expenses increased to $69.6 million from $46.7 million. As a percent of net sales, these expenses increased to 27.7% from 26.2%. The $22.9 million increase is primarily due to the following:

-$5.3 million in operating expenses to support our Thriftys/Bluenotes operations,
-$7.2 million in store operating expenses to support our American Eagle store growth in the United States and Canada,
-$4.3 million in compensation costs to support the growth in our business and incentive programs that reward employees for the achievement of key performance indicators, and
-$1.7 million in services purchased to support the growing business, including the non-store business.

Depreciation and amortization expense increased to $8.1 million from $4.3 million. As a percent of net sales, these expenses increased to 3.2% from 2.5%. The increase includes $2.0 million related to new American Eagle stores in the United States and Thriftys/Bluenotes stores in Canada.

Net other income decreased to $1.0 million, or 0.4% of net sales, from $1.7 million, or 1.0% of net sales. The decrease was primarily due to $0.7 million in interest expense on the note payable in the current period. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $25.1 million from $20.8 million. As a percent of net sales, income before income taxes decreased to 10.0% from 11.7%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

The $19.6 million decrease in cash and cash equivalents for the period ended May 5, 2001 resulted primarily from the following items. Our primary uses of cash for the current period included $27.8 million in capital expenditures and $12.4 million used for net operating activities. Our primary sources of cash for the current period included $19.8 million from the maturity of our short-term investments and $6.7 million in proceeds from stock option exercises.

Working capital at May 5, 2001 was $173.5 million compared to $153.3 million at April 29, 2000.

At May 5, 2001, the Company had an unsecured demand lending arrangement with a bank to provide a $125.0 million line of credit at either the lender's prime lending rate (7.5% at May 5, 2001) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At May 5, 2001, letters of credit in the amount of $95.1 million were outstanding leaving a remaining available balance on the line of $29.9 million.

During November 2000, the Company entered into a $29.1 million non-revolving term facility (the “term facility”) and a $4.9 million revolving operating facility (the “operating facility”). The term facility matures in December 2007 and bears interest at the one month Bankers’ Acceptance Rate (4.6% at May 5, 2001) plus 140 basis points. The operating facility is due in November 2001, has six additional one year extensions, and bears interest at either the lender’s prime lending rate (7.5% at May 5, 2001) or the Bankers’ Acceptance Rate (4.6% at May 5, 2001) plus 120 basis points. There were no borrowings under the operating facility for the period ended May 5, 2001.

Capital expenditures, net of construction allowances, totaled $27.8 million for the three months ended May 5, 2001. These expenditures primarily included:

-$8.3 million related to our distribution center facility in Kansas,
-$6.1 million related to the addition of 19 new American Eagle stores,
-$5.9 million for 19 remodeled and relocated stores,
-$3.0 million related to future store openings and remodels,
-$2.0 million in office renovations in our American Eagle offices in the United States and Canada, and
-$2.1 million in capital expenditures for our Thriftys/Bluenotes operations and our distribution services operation in Canada.

We plan to open approximately 107 American Eagle stores in the United States and Canada and three Bluenotes stores in Canada during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2001.

Impact of Inflation

We do not believe that the relatively modest levels of inflation experienced in the United States in recent years have had a significant effect on our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on our business and the industry in the future.

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-the planned opening of approximately 107 American Eagle stores and three Bluenotes stores during the remainder of Fiscal 2001, and
-the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2001 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

-our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
-decline in demand for our merchandise,
-the ability to obtain suitable sites for new stores at acceptable costs,
-the integration of new stores into existing operations,
-the acceptance of our AE brand in Canada,
-customer acceptance of our new store design,
-the hiring and training of qualified personnel,
-our ability to successfully acquire and integrate other businesses,
-the integration of our additional distribution facility into existing operations,
-the expansion of buying and inventory capabilities,
-the availability of capital,
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

Dated June 7, 2001

American Eagle Outfitters, Inc. (Registrant)

/s/ Laura A. Weil

Laura A. Weil Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton Vice President, Controller and Chief Accounting Officer