Form 10-Q
period 2001-08-04
AMERICAN EAGLE OUTFITTERS INC
filed 2001-09-05
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 71,972,971 shares outstanding as of August 31, 2001.

  AMERICAN EAGLE OUTFITTERS, INC.
  TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION           AMERICAN EAGLE OUTFITTERS, INC.
Item 1. Financial Statements                               CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	August 4, 2001	February 3, 2001

Assets
Current assets:	(Unaudited)

Cash and cash equivalents	$75,497	$133,446
Short-term investments	—	27,927
Merchandise inventory	145,095	84,064
Accounts and note receivable, including related party	13,859	29,466
Prepaid expenses and other	23,582	18,864
Deferred income taxes	36,417	24,894

Total current assets	294,450	318,661

Fixed assets:
Land	1,855	1,855
Buildings	10,531	10,266
Fixtures and equipment	120,223	93,186
Leasehold improvements	175,099	134,930

	307,708	240,237
Less: Accumulated depreciation and amortization	72,026	56,864

	235,682	183,373

Goodwill, net of accumulated amortization	24,625	26,123
Deferred income taxes	9,203	10,129
Other assets, net of accumulated amortization	6,343	4,760

Total assets	$570,303	$543,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,384	$42,038
Current portion of note payable	4,204	4,300
Accrued compensation and payroll taxes	20,150	25,549
Accrued rent	23,495	22,577
Accrued income and other taxes	9,509	29,719
Unredeemed stored value cards and gift certificates	7,064	13,085
Other liabilities and accrued expenses	11,815	11,879

Total current liabilities	121,621	149,147
Commitments and contingencies	—	—
Note payable	22,229	24,889
Other non-current liabilities	1,321	1,315

Total noncurrent liabilities	23,550	26,204

Stockholders’ equity:
Preferred stock	—	—
Common stock	718	704

Contributed capital	154,238	118,709
Accumulated other comprehensive income (loss)	(219)	354
Retained earnings	305,143	274,292

	459,880	394,059

Less: Deferred compensation	10,979	4,025
Treasury stock	23,769	22,339

Total stockholders’ equity	425,132	367,695

Total liabilities and stockholders’ equity	$570,303	$543,046

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net sales	$292,392	$208,977	$543,940	$386,976

Cost of sales, including certain buying, occupancy and warehousing expenses	184,403	145,387	334,081	253,330

Gross profit	107,989	63,590	209,859	133,646
Selling, general and administrative expenses	75,284	55,016	144,899	101,723
Depreciation and amortization	9,851	4,952	17,949	9,243

Operating income	22,854	3,622	47,011	22,680
Other income, net	876	948	1,845	2,661

Income before income taxes	23,730	4,570	48,856	25,341
Provision for income taxes	8,424	1,793	18,005	9,956

Net income	$15,306	$2,777	$30,851	$15,385

Basic earnings per common share	$0.21	$0.04	$0.43	$0.22

Diluted earnings per common share	$0.21	$0.04	$0.42	$0.21

Weighted average common shares outstanding - basic	71,537	69,429	71,187	69,863

Weighted average common shares outstanding - diluted	74,586	71,366	74,185	72,305

Retained earnings, beginning	$289,837	$193,142	$274,292	$180,534
Net income	15,306	2,777	30,851	15,385

Retained earnings, ending	$305,143	$195,919	$305,143	$195,919

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars In thousands)

	Six Months Ended

	August 4, 2001	July 29, 2000

Operating activities:

Net income	$30,851	$15,385

Adjustments to reconcile net income to net cash used for operating activities:

Depreciation and amortization	17,949	9,243
Loss on impairment and write-off of fixed assets	1,706	504
Stock compensation	1,434	299
Deferred income taxes	(10,673)	(3,029)
Changes in assets and liabilities:
Merchandise inventory	(61,181)	(28,185)
Accounts and note receivable	14,385	(15,075)
Prepaid expenses and other	(6,500)	(10,706)
Accounts payable	6,589	19,050
Unredeemed stored value cards	(6,007)	(3,362)
Accrued liabilities	(11,407)	(10,991)

Total adjustments	(53,705)	(42,252)

Net cash used for operating activities	(22,854)	(26,867)

Investing activities:
Capital expenditures	(72,745)	(46,626)
Purchase of an import services company, Blue Star Imports	—	(8,500)
Purchase of short-term investments	(6,953)	(28,442)
Sale of short-term investments	34,880	74,200
Other investing activities	(5,905)	—

Net cash used for investing activities	(50,723)	(9,368)

Financing activities:
Repurchase of common stock	—	(22,339)
Net proceeds from stock options exercised	15,111	1,858
Other financing activities	907	—

Net cash provided by (used for) financing activities	16,018	(20,481)

Effect of exchange rates on cash	(390)	—
Net decrease in cash and cash equivalents	(57,949)	(56,716)

Cash and cash equivalents – beginning of period	133,446	76,581

Cash and cash equivalents – end of period	$75,497	$19,865

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at August 4, 2001 and for the three and six month periods ended August 4, 2001 (the "current period") and July 29, 2000 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 3, 2001 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2000 Annual Report.

2.   Basis of Presentation

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31. For tax purposes, the Company reports on a July year-end. As used herein, "Fiscal 2002", "Fiscal 2001" and "Fiscal 2000" refers to the fifty-two week periods ending February 1, 2003, February 2, 2002 and the fifty-three week period ended February 3, 2001, respectively.

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

Recent Financial Accounting Developments

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. During Fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian operations. In accordance with SFAS Statement No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income (loss), net of income taxes, in accordance with SFAS Statement No. 130, Reporting Comprehensive Income (See Note 6 of the Consolidated Financial Statements).

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-Term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. Short-term investments include investments with an original maturity of greater than three months.

Capital Structure

At the Company's Annual Meeting of Stockholders on June 5, 2001, the shareholders approved the increase in the number of authorized shares of common stock from 150,000,000 to 250,000,000 common shares at $.01 par value. The Company has 73,796,219 and 72,228,716 shares issued and 71,942,466 and 70,418,966 shares outstanding as of August 4, 2001 and February 3, 2001, respectively. The Company has 5,000,000 preferred shares authorized at $.01 par value, with none issued or outstanding at August 4, 2001.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(In thousands)	Three Months Ended		Six Months Ended

	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net income	$15,306	$2,777	$30,851	$15,385

Weighted average common shares outstanding: Basic shares	71,537	69,429	71,187	69,863
Dilutive effect of stock options and non-vested restricted stock	3,049	1,937	2,998	2,442

Diluted shares	74,586	71,366	74,185	72,305

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior periods in order to conform to the August 4, 2001 presentation.

3.   Supplemental Disclosures of Cash Flow Information

(Dollars in thousands)
	For the Six Months Ended

	August 4, 2001	July 29, 2000

Cash paid for interest	$993	$—
Income tax payments	$40,793	$20,100
Increases to contributed capital related to the tax benefits associated with the exercise and vesting of stock options and restricted stock	$12,482	$1,900

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

In addition, the Company and its subsidiaries sell merchandise to various related parties.

Related party amounts follow:

(Dollars in thousands)
	Three Months Ended		Six Months Ended

	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Accounts receivable	$408	$8,370	$408	$8,370
Rent expense	$482	$624	$1,217	$1,288
Merchandise sales	$1,449	$8,562	$2,191	$9,338

In connection with the liquidation of the Braemar inventory, the Company engaged the services of a related party consultant. The agreement was in effect until July 2001, when all Braemar stores closed and were turned over to the Company for conversion to American Eagle stores (See Note 8 of the Consolidated Financial Statements). For the three and six months ended August 4, 2001, the Company paid $0.5 million and $1.2 million, respectively, to the consultant, excluding reimbursement of direct expenses. At August 4, 2001, the Company has a related accounts payable balance of $0.6 million under this agreement.

5.   Accounts Receivable

Accounts and note receivable is comprised of the following:

(Dollars in thousands)

	August 4, 2001	February 3, 2001

Accounts receivable – construction allowances	$3,575	$7,346

Related party accounts receivable	408	2,149

Note receivable	3,581	5,904

Accounts and notes receivable – other	6,295	14,067

Total	$13,859	$29,466

6.   Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

(Dollars in thousands)
	Three Months Ended		Six Months Ended

	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net Income	$15,306	$2,777	$30,851	$15,385
Unrealized gain on investments and reclassification adjustment, net of tax	—	969	—	237
Foreign currency translation adjustment, net of tax	628	—	11	—
Unrealized derivative losses on cash flow hedge, net of tax	(107)	—	(230)	—

Other comprehensive gain (loss), net of tax	521	969	(219)	237

Total comprehensive income	$15,827	$3,746	$30,632	$15,622

7.   Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS No.133) on February 4, 2001, the beginning of Fiscal 2001. SFAS No. 133 requires the transition adjustment from adoption to be reported in net income or other comprehensive income (loss), as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income (loss) by approximately $0.3 million, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption.

The Company utilizes an interest rate swap to manage interest rate risk. The derivative effectively changes the interest rate on the borrowings under the non-revolving term facility from a variable rate to a fixed rate. The Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). During the quarter ended August 4, 2001, unrealized net losses on derivative instruments of approximately $0.1 million, net of related tax effects, were recorded in other comprehensive income (loss).

8.   Exit Cost Accrual

In connection with the acquisition of the three divisions of Dylex Limited, the Company announced its intention to convert certain retail locations to American Eagle retail stores. Management finalized and approved a plan related to the conversion during Fiscal 2000. The Company accrued approximately $7.3 million in exit costs consisting primarily of operating losses of the discontinued businesses, lease costs, and severance costs. The conversion plan is expected to be completed during the third quarter of Fiscal 2001.

The following table summarizes the changes in the exit cost accrual for the six months ended August 4, 2001.

(Dollars in thousands)

		For the six months ended August 4, 2001
	Reserve balance at February 3, 2001	Payments	Reallocation of Reserve Balance	Reserve balance at August 4, 2001

Operating Losses	$4,166	$4,231	$65	$—
Lease Costs	2,662	—	—	2,662
Severance Costs	439	223	(65)	151

Total	$7,267	$4,454	$—	$2,813

The exit cost accrual was estimated and may be adjusted as new facts become evident. However, management does not believe that any potential changes would be material.

9.   Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of August 4, 2001, under the original terms of this executive's option agreements, 442,500 shares would have been unvested which would have resulted in compensation expense reducing net income by $5.8 million.

10.   Income Taxes

For the three and six months ended August 4, 2001, the effective tax rate used for the provision of income tax approximated 36% and 37%, respectively. For the three and six months July 29, 2000, the effective tax rate used for the provision of income tax approximated 39%.

11.     Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month periods ended August 4, 2001 and July 29, 2000, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of August 4, 2001, and the related consolidated statements of operations for the three and six month periods ended August 4, 2001 and July 29, 2000 and the consolidated statements of cash flows for the six month periods ended August 4, 2001 and July 29, 2000. These financial statements are the responsibility of the Company's management.

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
August 16, 2001

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of three months ended August 4, 2001 to the three months ended July 29, 2000

Net sales increased 39.9% to $292.4 million from $209.0 million for the same period last year. The increase was primarily attributable to new stores, remodeled stores and nonstore sales, and the addition of the Thriftys/Bluenotes and American Eagle stores in Canada. Our favorable sales performance was driven by a 14.4% increase in units sold and a 3.1% increase in prices in our American Eagle stores in the United States.

Comparable store sales increased 4.6% when compared to the same period last year.

Gross profit increased to $108.0 million from $63.6 million. Gross profit as a percent of net sales increased to 36.9% from 30.4%. The increase in gross profit as a percent of net sales, was attributable primarily to a 6.4% increase in merchandise margins and a 0.1% decrease in buying, occupancy, and warehousing costs. The decrease in merchandise costs resulted primarily from reduced markdowns and improved markons in our American Eagle stores in the United States.

Selling, general and administrative expenses increased to $75.3 million from $55.0 million. As a percent of net sales, these expenses decreased to 25.7% from 26.3%. The improvement in selling, general and administrative expenses as a percent to sales is due primarily to lower advertising costs as a percentage of sales and reduced fulfillment costs in our e-commerce business. These reductions were offset by increased communications costs related to the implementation of a wide area network and an increase in compensation costs mainly attributable to our Canadian operations.

Depreciation and amortization expense increased to $9.9 million from $5.0 million. As a percent of net sales, these expenses increased to 3.4% from 2.4% due primarily to our U.S. expansion, including new stores, remodeled stores and our new distribution center in Kansas as well as due to our Canadian acquisition and expansion.

Other income, net was $0.9 million, or 0.3% of net sales and $0.9 million, or 0.5% of net sales for the three months ended August 4, 2001 and July 29, 2000, respectively. The decrease as a percent of net sales was primarily due to lower cash reserves available for investment and lower average investment rates which resulted in lower investment income, and interest expense on the note payable issued in connection with the Canadian acquisition. No borrowings were required under the terms of our line of credit during the current or prior periods.

Income before income taxes increased to $23.7 million from $4.6 million. As a percent of net sales, income before income taxes increased to 8.1% from 2.2%. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of six months ended August 4, 2001 to the six months ended July 29, 2000

Net sales increased 40.6 % to $543.9 million from $387.0 million for the same period last year. The increase was primarily attributable to new stores, remodeled stores and nonstore sales, and the addition of the Thriftys/Bluenotes and American Eagle stores in Canada. Our favorable sales performance was driven by a 19.4% increase in units sold and a 2.6% increase in prices in our American Eagle stores in the United States.

Comparable store sales increased 6.2% when compared to the same period last year.

Gross profit increased to $209.9 million from $133.6 million. Gross profit as a percent of net sales increased to 38.6% from 34.6%. The increase in gross profit as a percent of net sales, was attributable primarily to a 4.0% increase in merchandise margins resulting primarily from reduced markdowns and improved markons in our American Eagle stores in the United States.

Selling, general and administrative expenses increased to $144.9 million from $101.7 million. As a percent of net sales, these expenses increased to 26.6% from 26.3%. The increase in selling, general and administrative expenses as a percent to sales is due primarily to an increase in compensation costs mainly attributable to our Canadian operations, increased communication costs related to the implementation of a wide area network and increased costs to support technology capability in our stores. These increases were offset by lower advertising costs as a percent of sales.

Depreciation and amortization expense increased to $17.9 million from $9.2 million. As a percent of net sales, these expenses increased to 3.3% from 2.4% due primarily to our U.S. expansion, including new stores, remodeled stores and our new distribution center in Kansas as well as due to our Canadian acquisition and expansion.

Other income, net decreased to $1.8 million, or 0.3% of net sales, from $2.7 million, or 0.6% of net sales. The decrease as a percent of net sales was primarily due to lower cash reserves available for investment and lower average investment rates which resulted in lower investment income, and interest expense on the note payable issued in connection with the Canadian acquisition. No borrowings were required under the terms of our line of credit during the current or prior periods

Income before income taxes increased to $48.9 million from $25.3 million. As a percent of net sales, income before income taxes increased to 9.0% from 6.5%. The increase in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:

	For the Six Months Ended
(In thousands)
	August 4, 2001	July 29, 2000

Working Capital	$172,829	$126,542
Current ratio	2.42	2.36

Net cash used for operating activities was $22.9 million for the six months ended August 4, 2001. This was primarily a result of net income for the period of $30.9 million offset by net cash used primarily for working capital of $53.7 million. The working capital change consisted primarily of an increase in inventory from February 3, 2001 due to the seasonality of the retail business.

Cash outflows for investing activities for the six months ended August 4, 2001 were primarily for capital expenditures of $72.7 million offset by net proceeds from the sale of short-term investments of $27.9 million.

Net cash provided by financing activities of $16.0 million was primarily from stock options exercises during the six months ended August 4, 2001.

At August 4, 2001, the Company had an unsecured demand lending arrangement with a bank to provide a $145.0 million line of credit at either the lender's prime lending rate (6.8% at August 4, 2001) or a negotiated rate such as LIBOR. This includes a temporary increase to the line of $20.0 million which was approved in June 2001. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At August 4, 2001, letters of credit in the amount of $79.6 million were outstanding, leaving a remaining available balance on the line of $65.4 million. During June 2001, the Company entered into an agreement with a separate financial institution for an uncommitted letter of credit facility for $50.0 million. There were no amounts outstanding under this facility as of August 4, 2001.

During November 2000, the Company entered into a $29.1 million non-revolving term facility (the "term facility") and a $4.9 million revolving operating facility (the "operating facility"). The term facility matures in December 2007 and bears interest at the one month Bankers' Acceptance Rate (3.7 % at August 4, 2001) plus 140 basis points. The operating facility is due in November 2001, has six additional one year extensions, and bears interest at either the lender's prime lending rate (6.8% at August 4, 2001) or the Bankers' Acceptance Rate (3.7% at August 4, 2001) plus 120 basis points. There were no borrowings under the operating facility for the period ended August 4, 2001.

Capital expenditures, net of construction allowances, totaled $72.7 million for the six months ended August 4, 2001. This amount consisted primarily of expenditures related to new American Eagle stores in the United States and Canada, expenditures related to our new distribution center facility in Kansas and expenditures for remodeled and relocated stores.

We plan to open approximately 56 American Eagle Outfitters stores in the United States and Canada and three Thriftys/Bluenotes stores during the remainder of the fiscal year. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank line of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2001.

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

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

-the planned opening of approximately 56 American Eagle stores and three Bluenotes stores during the remainder of Fiscal 2001, and
-the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2001 cash requirements.

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
-any disaster or casualty resulting in the interruption of service for our distribution centers,
-the effect of economic conditions and consumer spending patterns,
-the effect of changes in weather patterns,
-the change in currency and exchange rates, duties, tariffs, or quotas, and
-the effect of competitive pressures from other retailers.

The impact of the above factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2000, these periods accounted for approximately 65% of our sales and approximately 84% of our net income. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2001 Annual Meeting of Stockholders on June 5, 2001. Holders of 67,713,399 shares of the Company's common stock were present in person or by proxy representing approximately 95.6% of the Company's 70,854,218 shares outstanding on the record date.

(b) and (c)	The following persons continued to serve as Class I directors: Ari Deshe, Michael G. Jesselson, George Kolber, Roger S. Markfield and Jay L. Schottenstein; and the following persons continue to serve as Class II directors: John L. Marakas, Saul Schottenstein, David W. Thompson and Gerald E Wedren. The following persons were elected as Class III members of the Company's Board of Directors to serve a three year term until the annual meeting in 2004 or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Shares For	Shares Abstain	Shares Not Voted
Jon P. Diamond	66,709,448	983,952	19,999
Martin P. Doolan	66,825,576	867,824	19,999
Gilbert W. Harrison	67,157,107	536,293	19,999
Thomas R. Ketteler	66,831,756	861,644	19,999
James V. O'Donnell	53,119,289	14,574,111	19,999

The proposal to amend the Company's 1999 Stock Incentive Plan to increase the number of shares available to be issued thereunder from 6 million shares to 11 million shares passed with 36,846,638 shares for, 24,698,869 shares against, 59,063 shares abstain, and 6,108,829 shares not voted.

The proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 250 million passed with 63,746,712 shares for, 3,950,458 shares against and 16,229 shares abstain.

The stockholder proposal regarding adoption of human rights standards did not pass. It received 6,637,737 shares for, 51,828,374 shares against, 3,138,459 shares abstain and 6,108,829 shares not voted.

(d)	Not applicable

Item 6. Exhibits

(a)	Exhibit 15	Acknowledgement of Ernst & Young LLP

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 5, 2001

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil Laura A. Weil Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton Dale E. Clifton Vice President, Controller and Chief Accounting Officer