Form 10-Q
period 2001-11-03
AMERICAN EAGLE OUTFITTERS INC
filed 2001-12-05
CIK 919012

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-0001

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

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

  Yes    X      No
      -------      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 71,879,122 shares outstanding as of December 3, 2001.

                        AMERICAN EAGLE OUTFITTERS, INC.
                        -------------------------------
                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                                   PAGE NO.
        ---------------------                                                   --------
Item 1. Financial Statements
         Consolidated Balance Sheets
           November 3, 2001(Unaudited) and February 3, 2001                           3
         Consolidated Statements of Operations (Unaudited)
           Three and nine months ended November 3, 2001 and October 28, 2000          4
         Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended November 3, 2001 and October 28, 2000                    5
         Notes to Consolidated Financial Statements                                   6-10
         Review By Independent Accountants                                            11
         Independent Accountants' Review Report                                       11

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      12-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   N/A

PART II. OTHER INFORMATION
         -----------------

Item 1. Legal Proceedings                                                             N/A

Item 2. Changes in Securities                                                         N/A

Item 3. Defaults Upon Senior Securities                                               N/A

Item 4. Submission of Matters to a Vote of Security Holders                           N/A

Item 5. Other Information                                                             N/A

Item 6. Exhibits and Reports on Form 8-K                                              15

Signatures                                                                            16

Exhibit 15   Acknowledgement of Independent Accountants                               17

PART I. FINANCIAL INFORMATION       AMERICAN EAGLE OUTFITTERS, INC.
Item 1.  Financial Statements       CONSOLIDATED BALANCE SHEETS

                                                                                     November 3,       February 3,
                                     (Dollars in thousands)                             2001              2001
                                                                                        ----              ----
          Assets
       Current assets:                                                               (Unaudited)
          Cash and cash equivalents                                               $     72,951      $    133,446
          Short-term investments                                                        11,853            27,927
          Merchandise inventory                                                        175,968            84,064
          Accounts and note receivable, including related party                         29,693            29,466
          Prepaid expenses and other                                                    29,558            18,864
          Deferred income taxes                                                         17,740            24,894
                                                                                  ------------      ------------
       Total current assets                                                            337,763           318,661
                                                                                  ------------      ------------

       Fixed assets:
          Land                                                                           1,865             1,855
          Buildings                                                                     10,333            10,266
          Fixtures and equipment                                                       128,274            93,186
          Leasehold improvements                                                       188,378           134,930
                                                                                  ------------      ------------
                                                                                       328,850           240,237
          Less: Accumulated depreciation and amortization                               77,678            56,864
                                                                                  ------------      ------------
                                                                                       251,172           183,373
                                                                                  ------------      ------------
       Other assets, net of accumulated amortization                                    38,489            41,012
                                                                                  ------------      ------------
       Total assets                                                               $    627,424      $    543,046
                                                                                  ============      ============

       Liabilities and stockholders' equity
       Current liabilities:
          Accounts payable                                                        $     77,198      $     42,038
          Current portion of note payable                                                4,040             4,300
          Accrued compensation and payroll taxes                                        24,873            25,549
          Accrued rent                                                                  28,522            22,577
          Accrued income and other taxes                                                 3,777            29,719
          Unredeemed stored value cards and gift certificates                            7,212            13,085
          Other liabilities and accrued expenses                                         8,046            11,879
                                                                                  ------------      ------------
       Total current liabilities                                                       153,668           149,147
                                                                                  ------------      ------------

       Commitments and contingencies                                                         -                 -
       Note payable                                                                     20,352            24,889
       Other non-current liabilities                                                     1,500             1,315
                                                                                  ------------      ------------
       Total noncurrent liabilities                                                     21,852            26,204
                                                                                  ------------      ------------

       Stockholders' equity:
          Preferred stock                                                                    -                 -
          Common stock                                                                     718               704
          Contributed capital                                                          146,682           118,709
          Accumulated other comprehensive (loss) income                                 (1,760)              354
          Retained earnings                                                            335,885           274,292
                                                                                  ------------      ------------
                                                                                       481,525           394,059
                                                                                  ------------      ------------

       Less: Deferred compensation                                                       5,851             4,025
             Treasury stock                                                             23,770            22,339
                                                                                  ------------      ------------
       Total stockholders' equity                                                      451,904           367,695
                                                                                  ------------      ------------
       Total liabilities and stockholders' equity                                 $    627,424      $    543,046
                                                                                  ============      ============

                See Notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                      Three Months Ended                 Nine Months Ended
                                                                      ------------------                 -----------------
                                                                 November 3,      October 28,       November 3,      October 28,
                                                                     2001            2000               2001            2000
                                                                     ----            ----               ----            ----
Net sales                                                      $    363,659      $    282,767     $    907,599     $    669,743

Cost of sales, including certain buying, occupancy
    and warehousing expenses                                        214,120           162,688          548,201          416,018
                                                               ------------      ------------     ------------     ------------
Gross profit                                                        149,539           120,079          359,398          253,725
Selling, general and administrative expenses                         88,610            67,644          233,509          169,367
Depreciation and amortization                                        11,403             5,709           29,352           14,952
                                                               ------------      ------------     ------------     ------------
Operating income                                                     49,526            46,726           96,537           69,406
Other income, net                                                        53             1,186            1,898            3,847
                                                               ------------      ------------     ------------     ------------
Income before income taxes                                           49,579            47,912           98,435           73,253
Provision for income taxes                                           18,837            18,686           36,842           28,642
                                                               ------------      ------------     ------------     ------------
Net income                                                     $     30,742      $     29,226     $     61,593     $     44,611
                                                               ============      ============     ============     ============
Basic income per common share                                  $       0.43      $       0.42     $       0.86     $       0.64
                                                               ============      ============     ============     ============
Diluted income per common share                                $       0.42      $       0.41     $       0.83     $       0.62
                                                               ============      ============     ============     ============
Weighted average common shares outstanding - basic                   71,891            69,173           71,416           69,633
                                                               ============      ============     ============     ============
Weighted average common shares outstanding - diluted                 73,455            71,496           73,880           72,021
                                                               ============      ============     ============     ============

Retained earnings, beginning                                   $    305,143      $    195,919     $    274,292     $    180,534

Net income                                                           30,742            29,226           61,593           44,611
                                                               ------------      ------------     ------------     ------------
Retained earnings, ending                                      $    335,885      $    225,145     $    335,885     $    225,145
                                                               ============      ============     ============     ============

                See Notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars In thousands)

                                                                                     Nine Months Ended
                                                                             ---------------------------------
                                                                              November 3,         October 28,
                                                                                  2001                2000
                                                                             -------------       -------------
       Operating activities:

       Net income                                                            $      61,593       $      44,611

       Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                             29,352              14,952
          Stock compensation                                                         2,149                 693
          Deferred income taxes                                                      9,757               1,542
          Other adjustments                                                          2,158                 566

       Changes in assets and liabilities:
          Merchandise inventory                                                    (92,877)            (51,011)
          Accounts and note receivable                                                (138)            (11,037)
          Prepaid expenses and other                                               (13,421)             (8,452)
          Accounts payable                                                          39,030              26,124
          Unredeemed stored value cards                                             (5,847)             (3,194)
          Accrued liabilities                                                      (14,956)             12,957
                                                                             -------------       -------------
             Total adjustments                                                     (44,793)            (16,860)
                                                                             -------------       -------------
       Net cash provided by operating activities                                    16,800              27,751
                                                                             -------------       -------------

       Investing activities:
       Capital expenditures                                                       (101,708)            (70,750)
       Purchase of an import services company, Blue Star Imports                         -              (8,500)
       Purchase of short-term investments                                          (13,858)            (24,016)
       Sale of short-term investments                                               29,932              90,038
                                                                             -------------       -------------
       Net cash used for investing activities                                      (85,634)            (13,228)
                                                                             -------------       -------------

       Financing activities:
       Repurchase of common stock                                                   (1,085)            (22,339)
       Net proceeds from stock options exercised                                    15,543               2,194
       Principal payments on note payable                                           (5,770)                  -
                                                                             -------------       -------------
       Net cash provided by (used for) financing activities                          8,688             (20,145)
                                                                             -------------       -------------
       Effect of exchange rates on cash                                               (349)                  -
       Net decrease in cash and cash equivalents                                   (60,495)             (5,622)
                                                                             -------------       -------------
       Cash and cash equivalents - beginning of period                             133,446              76,581
                                                                             -------------       -------------
       Cash and cash equivalents - end of period                             $      72,951       $      70,959
                                                                             =============       =============

                See Notes to Consolidated Financial Statements

                        AMERICAN EAGLE OUTFITTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at November 3, 2001 and for the three and nine month periods ended November 3, 2001 (the "current period") and October 28, 2000 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 3, 2001 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

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

The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. During Fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company does not anticipate that the effect of these tests will have an impact on its earnings or financial position.

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

Short-Term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of November 3, 2001, short-term investments include investments with an original maturity of greater than three months (averaging approximately five months) and consist primarily of commercial paper.

Capital Structure

The Company has 250,000,000 common shares authorized at $.01 par value, 73,796,285 and 72,228,716 shares issued and 71,878,732 and 70,418,966 shares outstanding as of November 3, 2001 and February 3, 2001, respectively. The Company has 5,000,000 preferred shares authorized at $.01 par value, with none issued or outstanding at November 3, 2001.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock. For the nine months ended November 3, 2001, the Company purchased 63,800 shares of common stock on the open market for approximately $1.1 million. These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of dilutive potential common stock (stock options and restricted stock).

(In thousands)                                                     Three Months Ended                   Nine Months Ended
                                                                   ------------------                   -----------------
                                                              November 3,      October 28,        November 3,       October 28,
                                                                  2001             2000               2001             2000
                                                                  ----             ----               ----             ----
Net income                                                     $30,742           $29,226           $61,593            $44,611
                                                               =======           =======           =======            =======

Weighted average common shares outstanding:
  Basic shares                                                  71,891            69,173            71,416             69,633

Dilutive effect of stock options and
  non-vested restricted stock                                    1,564             2,323             2,464              2,388
                                                               -------           -------           -------            -------

Diluted shares                                                  73,455            71,496            73,880             72,021
                                                               =======           =======           =======            =======

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior periods in order to conform to the November 3, 2001 presentation.

3.  Supplemental Disclosures of Cash Flow Information


  (Dollars in thousands)
                                                       For the Nine Months Ended
                                                       -------------------------

                                                        November 3,  October 28,
                                                           2001          2000
                                                           ----          ----

Cash paid for interest                                  $   1,423    $        -

Income tax payments                                     $  56,566    $   20,600

Increases to contributed capital related to the tax
benefits associated with the exercise and vesting
of stock options and restricted stock                   $  12,372    $    2,900

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

In addition, the Company and its subsidiaries sell merchandise to various parties, including one related party. These sell-offs are typically out-of-season or irregular merchandise items which reduce inventory levels and have an insignificant effect on cost of sales.

Related party amounts follow:

  (Dollars in thousands)

                                      Three Months Ended                  Six Months Ended
                                      ------------------                  ----------------
                                    November 3,    October 28,     November 3,        October 28,
                                       2001           2000            2001               2000
                                       ----           ----            ----               ----
Accounts receivable                $   2,070       $    2,753      $     2,070      $      2,753


Rent expense                       $     597       $      616      $     1,814      $      1,904


Cash receipts from sell-offs       $   1,971       $      702      $     4,162      $     10,040

In connection with the liquidation of the inventory from the Canadian acquisition, the Company engaged the services of a related party consultant. The agreement was in effect until July 2001, when all Braemar stores closed and were turned over to the Company for conversion to American Eagle stores (See Note 8 of the Consolidated Financial Statements). For the three and nine months ended November 3, 2001, the Company paid $0.5 million and $1.7 million, respectively, to the consultant, excluding reimbursement of direct expenses. As of November 3, 2001, all services have been completed under this agreement.


5.  Accounts Receivable

Accounts and note receivable is comprised of the following:

(Dollars in thousands)

                                                               November 3,          February 3,
                                                                  2001                 2001
                                                                  ----                 ----
Accounts receivable - construction allowances            $         9,395           $     7,346

Related party accounts receivable                                  2,070                 2,149

Note receivable                                                    8,359                 5,904

Accounts receivable - other                                        9,869                14,067
                                                                   -----                ------

Total                                                    $        29,693           $    29,466
                                                                  ======                ======

6.   Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

  (Dollars in thousands)

                                                                            Three Months Ended              Nine Months Ended
                                                                            ------------------              -----------------
                                                                        November 3,     October 28,   November 3,      October 28,
                                                                           2001            2000          2001             2000
                                                                           ----            ----          ----             ----
Net Income                                                           $   30,742 $       $  29,226    $ 61,593         $   44,611


   Unrealized gain on investments and reclassification
     adjustment, net of tax                                                   -             2,105           -              2,342

   Foreign currency translation adjustment, net of tax                   (1,195)                -      (1,183)                 -
   Unrealized derivative losses on cash flow hedge, net  of tax            (347)                -        (577)                 -
                                                                     ----------         ---------    --------         ----------
Other comprehensive (loss) gain, net of tax
                                                                         (1,542)            2,105      (1,760)             2,342
                                                                     ----------         ---------    --------         ----------

Total comprehensive income                                           $   29,200         $  31,331    $ 59,833         $  146,953
                                                                     ==========         =========    ========         ==========

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

The Company utilizes an interest rate swap to manage interest rate risk. The derivative effectively changes the interest rate on the borrowings under the non-revolving term facility from a variable rate to a fixed rate. The Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). During the quarter ended November 3, 2001, unrealized net losses on derivative instruments of approximately $0.3 million, net of related tax effects, were recorded in other comprehensive income (loss).

8.   Exit Cost Accrual

In connection with the acquisition of the three divisions of Dylex Limited, the Company announced its intention to convert certain retail locations to American Eagle retail stores. Management finalized and approved a plan related to the conversion during Fiscal 2000. The Company accrued approximately $7.3 million in exit costs consisting primarily of operating losses of the discontinued businesses, lease costs, and severance costs. The conversion plan was completed during the third quarter of Fiscal 2001. As of November 3, 2001, the Company had $2.8 million remaining in the reserve balance which relates to potential future lease buyouts for store locations.

The following table summarizes the changes in the exit cost accrual for the nine months ended November 3, 2001.

(Dollars in thousands)
                                                          For the nine months ended November 3, 2001
                                                          ------------------------------------------

                                                Reserve at                    Adjustments to        Reserve at
                                             February 3, 2001     Payments      the Reserve      November 3, 2001
                                             ----------------     --------      -----------      ----------------
Operating Losses                                $     4,166       $  4,895        $    729          $         -

Lease Costs                                           2,662              -             128                2,790

Severance Costs                                         439            223           (216)                    -
                                                        ---            ---           -----                    -

Total                                           $     7,267       $  5,118        $    641          $     2,790
                                                      =====          =====             ===                =====

9.   Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of November 3, 2001, under the original terms of this executive's option agreements, 442,500 shares would have remained unvested which would have resulted in compensation expense and a reduction to net income by $4.0 million.

10.  Income Taxes

For the three and nine months ended November 3, 2001, the effective tax rate used for the provision of income tax approximated 38% and 37%, respectively. For the three and nine months ended October 28, 2000, the effective tax rate used for the provision of income tax approximated 39%.

11.  Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

                       Review by Independent Accountants


Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month periods ended November 3, 2001 and October 28, 2000, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                     Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of November 3, 2001, and the related consolidated statements of operations for the three and nine month periods ended November 3, 2001 and October 28, 2000 and the consolidated statements of cash flows for the nine month periods ended November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 15, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of three months ended November 3, 2001 to the three months ended October 28, 2000

Net sales increased 28.6% to $363.7 million from $282.8 million for the same period last year, primarily due to new stores. Our favorable sales performance was driven by a 24.4% increase in units sold offset by a 7.5% decrease in prices in our American Eagle stores in the United States. We operated 788 total stores at the end of the period compared to 541 total stores at the end of the prior period.

Comparable store sales increased 2.6% when compared to the same period last year.

Gross profit increased to $149.5 million from $120.1 million. Gross profit as a percent of net sales decreased to 41.1% from 42.5%. The decrease in gross profit as a percent of net sales, was attributable to a primarily to a 1.1% increase in buying, occupancy and warehousing costs and a 0.3% decrease in merchandise margins. The increase in buying, occupancy and warehousing costs resulted primarily from increased costs due to the timing of new store openings versus last year. The decrease in merchandise margins resulted primarily from our Canadian operations which was offset by an improvement in margins in our American Eagle stores in the United States.

Selling, general and administrative expenses increased to $88.6 million from $67.6 million. As a percent of net sales, these expenses increased to 24.4% from 23.9%. The increase in selling, general and administrative expenses as a percent to sales is due primarily to increased communication costs related to the implementation of a wide-area network, and increased equipment costs, offset by the leveraging of salaries.

Depreciation and amortization expense increased to $11.4 million from $5.7 million. As a percent of net sales, these expenses increased to 3.1% from 2.1% due primarily to our U.S. expansion, including new stores, remodeled stores and our new distribution center in Kansas as well as due to our Canadian acquisition and expansion.

Other income was $0.1 million, or 0.0% of net sales and $1.2 million, or 0.4% of net sales for the three months ended November 3, 2001 and October 28, 2000, respectively. The decrease as a percent of net sales was primarily due to lower average investment rates which resulted in lower investment income and interest expense on the note payable issued in connection with the Canadian acquisition. No borrowings were required under the terms of our lines of credit during the current or prior periods.

Income before income taxes increased to $49.6 million from $47.9 million. As a percent of net sales, income before income taxes decreased to 13.6% from 16.9%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of nine months ended November 3, 2001 to the nine months ended October 28, 2000

Net sales increased 35.5 % to $907.6 million from $669.7 million for the same period last year, primarily due to new stores. Our favorable sales performance was driven primarily by a 20.0% increase in units sold in our American Eagle stores in the United States. We operated 788 total stores at the end of the period compared to 541 total stores at the end of the prior period.

Comparable store sales increased 4.7% when compared to the same period last year.

Gross profit increased to $359.4 million from $253.7 million. Gross profit as a percent of net sales increased to 39.6% from 37.9%. The increase in gross profit as a percent of net sales, was attributable primarily to a 2.1% increase in merchandise margins as a percent of net sales resulting primarily from reduced markdowns and improved markons in our American Eagle stores in the United States.

Selling, general and administrative expenses increased to $233.5 million from $169.4 million. As a percent of net sales, these expenses increased to 25.7% from 25.3%. The increase in selling, general and administrative expenses as a percent to sales is due primarily to increased communication costs related to the implementation of a wide area network and due to an increase in compensation costs mainly attributable to our Canadian operations, offset by decreased advertising costs as a percent of sales.

Depreciation and amortization expense increased to $29.4 million from $15.0 million. As a percent of net sales, these expenses increased to 3.2% from 2.2% due primarily to our U.S. expansion, including new stores, remodeled stores and our new distribution center in Kansas as well as due to our Canadian acquisition and expansion.

Other income decreased to $1.9 million, or 0.2% of net sales, from $3.8 million, or 0.5% of net sales. The decrease as a percent of net sales was primarily due to lower average investment rates which resulted in lower investment income and interest expense on the note payable issued in connection with the Canadian acquisition. No borrowings were required under the terms of our line of credit during the current or prior periods

Income before income taxes increased to $98.4 million from $73.3 million. As a percent of net sales, income before income taxes was 10.9% for the nine months ended November 3, 2001 and October 28, 2000.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:

(In thousands)
                         November 3,        October 28,
                            2001               2000
                            ----               ----

Working Capital         $184,095           $141,374
Current ratio               2.20               2.14

Net cash provided by operating activities was $16.8 million for the nine months ended November 3, 2001. This was primarily a result of net income for the period of $61.6 million offset by net cash used primarily for working capital of $44.8 million. The working capital increase consisted primarily of an increase in inventory from February 3, 2001 due to the seasonality of the retail business and new stores, offset by an increase in accounts payable.

Cash outflows for investing activities for the nine months ended November 3, 2001 were primarily for capital expenditures of $101.7 million offset by net proceeds from the sale of short-term investments of $16.1 million.

Net cash provided by financing activities of $8.7 million was primarily from $15.5 million from stock options exercised during the nine months ended November 3, 2001 offset by $5.8 million used for principal payments on the note payable and capital lease obligations and $1.1 million used for stock repurchases.

At November 3, 2001, the Company had an unsecured demand lending arrangement with a bank to provide a $145.0 million line of credit at either the lender's prime lending rate (5.5% at November 3, 2001) or a negotiated rate such as LIBOR. This includes a temporary increase to the line of $20.0 million through November 2001. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At November 3, 2001, letters of credit in the amount of $71.2 million were outstanding, leaving a remaining available balance on the line of $73.8 million. During June 2001, the Company entered into an agreement with a separate financial institution for an uncommitted letter of credit facility for $50.0 million. At November 3, 2001, letters of credit in the amount of $4.3 million were outstanding, leaving a remaining available balance on the line of $45.7 million.

During November 2000, the Company entered into a $29.1 million non-revolving term facility (the "term facility") and a $4.9 million revolving operating facility (the "operating facility") in connection with the Canadian acquisition. The term facility matures in December 2007 and bears interest at the one month Bankers' Acceptance Rate (2.7 % at November 3, 2001) plus 140 basis points. The operating facility was due in November 2001, has six additional one year extensions, and bears interest at either the lender's prime lending rate (5.5% at November 3, 2001) or the Bankers' Acceptance Rate (2.7% at November 3, 2001) plus 120 basis points. In November 2001, the Company entered into a one year extension for the operating facility. There were no borrowings under the operating facility for the period ended November 3, 2001.

Capital expenditures, net of construction allowances, totaled $101.7 million for the nine months ended November 3, 2001. This amount consisted primarily of expenditures related to new American Eagle stores in the United States and Canada, expenditures related to our new distribution center facility in Kansas and expenditures for remodeled and relocated stores.

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

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various `forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2001 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

-our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
-decline in demand for our merchandise,
-the ability to obtain suitable sites for new stores at acceptable costs, -the integration of new stores into existing operations, -the acceptance of our AE brand in Canada, -customer acceptance of our new store design, -the hiring and training of qualified personnel, -our ability to successfully acquire and integrate other businesses, -the expansion of buying and inventory capabilities, -the availability of capital,
-any disaster or casualty resulting in the interruption of service for our distribution centers,
-the effect of economic conditions and consumer spending patterns, -the effect of changes in weather patterns, -the change in currency and exchange rates, duties, tariffs, or quotas, -the effect of competitive pressures from other retailers, and -the effect of international and domestic potential acts of terror.

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

Dated December 5, 2001


                                American Eagle Outfitters, Inc.
                                (Registrant)

                                 /s/ Laura A. Weil
                                -----------------------------------------------
                                Laura A. Weil
                                Executive Vice President and Chief Financial
                                Officer


                                 /s/ Dale E. Clifton
                                -----------------------------------------------
                                Dale E. Clifton
                                Vice President, Controller and Chief Accounting Officer