Form 10-K
period 2002-02-02
AMERICAN EAGLE OUTFITTERS INC
filed 2002-05-01
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2002

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

(724) 776-4857
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Aggregate market value of voting stock held by non-affiliates of the registrant, 53,166,465 Common Shares, based on the $24.00 closing sale price on April 15, 2002 was $1,275,995,160.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 72,060,636 Common Shares were outstanding at April 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE
Part III—Proxy Statement for 2002 Annual Meeting of Stockholders, in part, as indicated.

PART I

ITEM 1.    BUSINESS.

Overview

American Eagle Outfitters, Inc. is a specialty retailer of casual apparel, accessories, and footwear for men and women between the ages of 16 and 34. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. We design, market, and sell our own brand of relaxed, clean, and versatile clothing, providing high-quality merchandise at affordable prices. Our lifestyle collection offers casual basics like khakis, cargos, and jeans; fashion tops like rugbys, polos, and graphic T’s; and functional items like swimwear, outerwear, footwear and accessories under our American Eagle Outfitters® and AE® brand names.

We also operate the Bluenotes/Thriftys specialty apparel chain in Canada. The Bluenotes/Thriftys brand targets a slightly younger demographic, offering a more urban/suburban, denim-driven collection for 12 to 22 year olds.

As of February 2, 2002, we operated 678 American Eagle Outfitters stores in the United States and Canada and 112 Bluenotes/Thriftys stores in Canada. We also operate via the internet at www.ae.com.

Organization and History

Until January 2, 1994, our business was operated by Retail Ventures, Inc. and Natco Industries, Inc., two corporations owned principally by members of the Schottenstein-Deshe-Diamond families. Effective on that date, we obtained all of the operating assets and liabilities of the American Eagle Outfitters business in exchange for the issuance of shares of our common stock. On November 2, 1998, we changed our state of incorporation from Ohio to Delaware. Effective on April 7, 1999, we completed a plan of reorganization to achieve certain corporate objectives and to implement a holding company structure. As part of this reorganization, we changed our name from Natco Industries, Inc. to American Eagle Outfitters, Inc. The transaction did not have a significant impact on our financial statements.

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

In November 2000, we acquired three businesses in Canada – the Bluenotes/Thriftys chain, an established Canadian brand and profitable retail business, the Braemar chain, with excellent real estate in prime mall locations, of which 46 were converted to American Eagle stores during Fiscal 2001, and National Logistics Services (“NLS”), a 420,000 square foot distribution center near Toronto, which handles all of the distribution needs for our Canadian operations.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2001” refers to the fifty-two week period ended February 2, 2002. “Fiscal 2000” and “Fiscal 1999” refer to the fifty-three and fifty-two week periods ended February 3, 2001 and January 29, 2000, respectively. “Fiscal 2002” refers to the fifty-two week period ending February 1, 2003.

Geographical Growth

American Eagle

Our primary American Eagle (“AE”) store expansion strategy is to continue our geographic expansion throughout the United States and to fill-in existing markets. We currently operate in 47 states and the District of Columbia, with the highest concentration of locations in Pennsylvania, Ohio, Texas and New York. We opened 81 new U.S. stores during Fiscal 2001, increasing our U.S. store base by approximately 14%. Additionally, our U.S. selling square footage increased by over 20% during Fiscal 2001 due to the 81 U.S. new store openings and 40 U.S. store remodels. During Fiscal 2001, we initiated a presence in Southern California, a region with very strong demographics for our target customer. Our research has shown that there are many attractive retail locations where we can open American Eagle stores, leaving us with several years of solid growth opportunity within the United States.

During Fiscal 2001, we opened 46 AE stores in Canada from coast to coast. We are very pleased with the results of our AE expansion into Canada and look to a long-term potential of 90 to 100 stores across the country.

The table below shows certain information relating to our historic American Eagle store growth:

	Fiscal 2001	Fiscal 2000	Fiscal 1999	Fiscal 1998	Fiscal 1997
Stores at beginning of period	554	466	386	332	303
Stores opened during the period (US and Canada)	127	90	80	56	36
Stores closed during the period	(3)	(2)	—	(2)	(7)

Total stores at end of period	678	554	466	386	332

Bluenotes/Thriftys

The Company operated 112 Bluenotes/Thriftys stores throughout Canada at the end of Fiscal 2001, an increase of three stores from the prior year. The highest concentration of Bluenotes/Thriftys stores is in Ontario.

Remodel Opportunities

In order to maintain a balanced presentation in each merchandise category and to accommodate additional product categories, we continue to seek larger new store locations and increase selling square footage through store remodels. New and expanded stores average 5,500 square feet compared to our overall store base, which averages 4,900 square feet. We believe the slightly larger format can better accommodate our new merchandise categories. We remodeled 40 U.S. stores during Fiscal 2001 to the new store design. As of February 2, 2002, approximately 42% of all American Eagle Outfitters stores in the U.S. are in the new store design.

Store Locations

American Eagle Stores

Our AE stores average approximately 4,900 gross square feet and approximately 4,000 on a selling square foot basis. At February 2, 2002, we operated 678 stores in the United States and Canada as shown below:

United States

Alabama	Indiana	Montana	Pennsylvania
13 stores	18 stores	2 stores	42 stores

Arizona	Iowa	Nebraska	Rhode Island
6 stores	13 stores	5 stores	2 stores

Arkansas	Kansas	Nevada	South Carolina
4 stores	6 stores	3 stores	9 stores

California	Kentucky	New Hampshire	South Dakota
30 stores	11 stores	5 stores	2 stores

Colorado	Louisiana	New Jersey	Tennessee
10 stores	13 stores	19 stores	17 stores

Connecticut	Maine	New Mexico	Texas
10 stores	2 stores	2 stores	41 stores

Delaware	Maryland	New York	Utah
3 stores	16 stores	36 stores	9 stores

District of Columbia	Massachusetts	North Carolina	Vermont
1 store	20 stores	19 stores	3 stores

Florida	Michigan	North Dakota	Virginia
27 stores	24 stores	4 stores	24 stores

Georgia	Minnesota	Ohio	Washington
21 stores	13 stores	36 stores	12 stores

Idaho	Mississippi	Oklahoma	West Virginia
3 stores	5 stores	8 stores	7 stores

Illinois	Missouri	Oregon	Wisconsin
25 stores	13 stores	6 stores	12 stores

Canada

Alberta	Manitoba	Newfoundland	Ontario
6 stores	2 stores	2 stores	26 stores

British Columbia	New Brunswick	Nova Scotia	Saskatchewan
4 stores	3 stores	2 stores	1 store

Our Bluenotes/Thriftys stores average approximately 3,100 gross square feet and approximately 2,500 on a selling square foot basis. At February 2, 2002, we operated 112 Bluenotes/Thriftys stores in eight Canadian provinces as shown below:

Alberta	Manitoba	Newfoundland	Ontario
15 stores	4 stores	3 stores	52 stores

British Columbia	New Brunswick	Nova Scotia	Saskatchewan
18 stores	4 stores	9 stores	7 stores

Purchasing

We purchase merchandise from domestic and foreign suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 2001, the majority of our merchandise was purchased from foreign suppliers.

Our Bluenotes/Thriftys stores purchase merchandise from Canadian and foreign suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both.

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

Global Labor Compliance

American Eagle Outfitters is firmly committed to the goal of using only the most highly regarded and efficient suppliers throughout the world. We require our suppliers to provide a workplace environment that not only meets basic human rights standards, but also one that complies with all local legal requirements and encourages opportunity for all, dignity and respect.

For many years, we have had a policy for the inspection of factories throughout the world where goods are produced to our order. This inspection process is important for quality control purposes, as well as customs compliance and human rights. During Fiscal 2001, we strengthened and formalized the process by developing and implementing a comprehensive vendor compliance program with the assistance of an internationally recognized consulting firm. This program contractually requires all suppliers to meet our global workplace standards, including human rights standards, as set forth in our Code of Conduct. The Code of Conduct is required to be posted in all factories in the local language. The program utilizes third party inspectors to audit compliance by vendor factories with our workplace standards and Code of Conduct.

Merchandise Inventory, Replenishment and Distribution

Purchase orders, executed by our American Eagle buyers, are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors, split after clearing customs, and routed to our two distribution centers, one in Warrendale, PA and the other in Ottawa, KS. Upon receipt, merchandise is entered into the merchandise system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. These factors impact anticipated sales volume and the quantity and mix of merchandise allocated to stores. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements.

American Eagle stores in Canada and Bluenotes/Thriftys stores receive merchandise from National Logistics Services, our distribution network which consists of a 420,000 square foot central distribution center near Toronto, and four smaller sub-centers across Canada totaling approximately 65,000 square foot. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements.

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

To support new store growth, over the past several years, we have improved our primary distribution facility in Warrendale, Pennsylvania by installing a new warehouse management system which makes the distribution process more efficient and productive. Our Warrendale distribution facility can support approximately 650 stores. Additionally, to support our geographical expansion into the Northwest and Southwest, we purchased and expanded an existing distribution center in Ottawa, Kansas which was opened in June 2001. This facility comprises approximately 400,000 square feet and will support our continuing store growth in the western U.S. This second facility not only more than doubles our potential capacity, but gives the Company one or two day shipping times to approximately 84% of our stores. We also have a warehousing and distribution facility near Mexico City, Mexico, which primarily supports our knit and denim production but also provides value-added distribution services to our stores in the U.S. and Canada.

Customer Credit and Returns

We offer our U.S. customers an American Eagle Outfitters private label credit card. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks’ procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional offers and advance notice of all in-store sales events. The names and addresses of these preferred customers are added to our customer database which is used primarily for direct mail purposes. AE customers in the U.S. and Canada may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. Bluenotes/Thriftys customers may pay for their purchases with American Express®, MasterCard®, Visa®, bank debit cards or cash.

Additionally, gift cards with values from $10 to $500 can be purchased in our American Eagle stores in the U.S. and Canada. Gift cards with values from $10 to $200 can be purchased in our Bluenotes/Thriftys stores. When the recipient uses the gift card, the value of the purchase is electronically deducted and any remaining value can be used for future purchases.

We offer our customers a hassle-free return policy. The Company believes that certain of its competitors offer similar credit card and service policies.

Competition

The retail apparel industry is very competitive. We compete primarily on the basis of quality, fashion, service, selection and price. American Eagle stores in the U.S. compete with various divisions of The Limited and The Gap, as well as with retail chains such as Abercrombie & Fitch, Pacific Sunwear, Aeropostale, The Buckle and other national, regional and local retailers catering to a youthful customer. We also compete with the casual apparel and footwear departments of department stores, often in the same mall as our stores.

American Eagle and Bluenotes/Thriftys stores in Canada compete with a variety of national specialty retail chains, a number of independent retailers and casual clothing shops within department stores, as well as various divisions of The Gap.

Trademarks and Service Marks

We have registered American Eagle Outfitters® in the U.S. Patent and Trademark Office (“PTO”) as a trademark for clothing, and for a variety of non-clothing products, including jewelry, perfume, and personal care products, and as a service mark for retail clothing stores and credit card services. We have also registered AE® for clothing and footwear products, and AEO® as a trademark for clothing and footwear products and a variety of non-clothing products. An application is pending to register AE® for a variety of non-clothing items.

We have registered American Eagle Outfitters®, Thriftys®, and Bluenotes® at the Canadian Trademark Offices for a wide variety of clothing products, as well as for retail clothing store services. In addition, we are exclusively licensed in Canada under AE® and AEO® in connection with the sale of a wide range of clothing products.

Employees

As of March 1, 2002, we had 10,892 employees in the United States, of whom 2,461 were full-time salaried employees, 833 were full-time hourly employees and 7,598 were part-time and seasonal hourly employees. In Canada, as part of our American Eagle, Bluenotes/Thriftys and NLS operations, we had 3,377 employees, of whom 550 were full-time salaried employees, 324 were full-time hourly employees, and 2,503 were part-time and seasonal hourly employees.

We consider our relationship with our employees to be satisfactory.

ITEM 2.    PROPERTIES.

We rent our headquarters and distribution facilities near Pittsburgh, PA from Linmar Realty Company (“Linmar”), a related party. Our headquarters and distribution center occupy approximately 490,000 square feet, 120,000 square feet of which is used for executive, administrative and buying offices. This lease expires on December 31, 2020. We also lease additional office and storage space near our headquarters totaling 38,000 square feet. These leases expire in August 2004 and March 2003, respectively.

During Fiscal 2001, we opened our new office space at 401 Fifth Avenue in New York for our designers, sourcing, and production team. This lease, for approximately 43,000 square feet, expires in May 2016. The previous office space, of approximately 18,000 square feet, at 485 Fifth Avenue in New York, NY is currently under a sublease. The lease and sublease expire in December 2008. Additionally, we lease retail space in Los Angeles on Melrose Avenue for our new AE Showroom totaling approximately 2,000 square feet. This lease expires in January 2004.

We lease a distribution facility near Mexico City, Mexico for approximately 42,000 square feet. During Fiscal 2002, the Company plans to move this distribution function to a new leased facility, of approximately 94,300 square feet, near Puebla, Mexico. In addition, we lease approximately 6,000 square feet of retail space for a factory store in Puebla, Mexico. This lease expires in December 2002.

Bluenotes/Thriftys rents its headquarters, consisting of approximately 40,000 square feet, in Toronto, Ontario. The lease expires in February 2007.

We purchased an existing 290,000 square foot distribution facility in Ottawa, Kansas that opened in June 2001. This facility was expanded to approximately 400,000 square feet during Fiscal 2001. Through our Canadian acquisition, we purchased NLS, a 420,000 square foot distribution facility near Toronto, which is also used for the American Eagle administrative offices. Additionally, we rent four smaller distribution sub-centers across Canada as part of NLS with a total of approximately 65,000 square feet. These leases expire during 2002 and 2004.

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

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is traded on the Nasdaq National Market under the symbol “AEOS”. The following table sets forth the range of high and low sales prices of the common stock as reported on The Nasdaq National Market during the periods indicated. As of March 6, 2002, there were 202 stockholders of record. However, when including associates who own shares through the Company’s 401(k) retirement plan and employee stock purchase plan, and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 25,000. The following information reflects the February 2001 stock split.

For the Quarters Ended	Market Price
	High	Low
January 2002	$30.55	$22.33
October 2001	$33.50	$17.57
July 2001	$41.28	$33.90
April 2001	$39.96	$24.75
January 2001	$38.58	$22.33
October 2000	$23.92	$9.92
July 2000	$13.83	$7.92
April 2000	$25.29	$11.33

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

	For the Years Ended (1)
	February 2, 2002(2)	February 3, 2001(2)	January 29, 2000	January 30, 1999	January 31, 1998
(In thousands, except per share amounts, ratios and other financial information)

Summary of Operations
Net sales	$1,371,899	$1,093,477	$832,104	$587,600	$405,713
U.S. comparable store sales increase (3)	2.3%	5.8%	20.9%	32.1%	15.1%
Gross profit	$547,368	$436,225	$356,508	$234,511	$136,967
Gross profit as a percentage of net sales	39.9%	39.9%	42.8%	39.9%	33.8%
Operating income	$166,473	$146,551	$149,514	$87,053	$31,120
Operating income as a percentage of net sales	12.1%	13.4%	18.0%	14.8%	7.7%
Net income	$105,495	$93,758	$90,660	$54,118	$19,537
Net income as a percentage of net sales	7.7%	8.6%	10.9%	9.2%	4.8%
Per Share Results
Basic income per common share	$1.47	$1.35	$1.30	$0.80	$0.29
Diluted income per common share	$1.43	$1.30	$1.24	$0.75	$0.29
Weighted average common shares outstanding – basic	71,529	69,652	69,555	67,921	66,272
Weighted average common shares outstanding – diluted	73,797	72,132	73,113	71,928	68,449
Balance Sheet Information
Total assets	$672,721	$543,046	$354,628	$210,948	$144,795
Total cash and short-term investments	$225,483	$161,373	$168,492	$85,300	$48,359
Working capital	$228,088	$169,514	$174,137	$94,753	$48,486
Stockholders’ equity	$502,052	$367,695	$264,501	$151,197	$90,808
Long-term debt	$19,361	$24,889	—	—	—
Current ratio	2.52	2.14	2.97	2.59	1.90
Average return on stockholders’ equity	24.3%	29.7%	43.6%	44.7%	24.1%

Other Financial Information
Total stores at year-end – American Eagle Outfitters	678	554	466	386	332
Total stores at year-end – Bluenotes/Thriftys	112	109	—	—	—
Capital expenditures (000’s)	$119,347	$87,825	$45,556	$24,913	$12,592
Net sales per average selling square foot (4)	$514	$549	$569	$497	$391
Total selling square feet at end of period	2,981,020	2,354,245	1,625,731	1,276,889	1,080,657
Net sales per average gross square foot (4)	$415	$441	$451	$388	$303
Total gross square feet at end of period	3,688,163	2,919,556	2,039,380	1,624,933	1,393,361
Number of employees at end of period	15,280	12,920	8,900	7,040	5,070

(1)	Except for the fiscal year ended February 3, 2001, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)	Includes the results of operations, beginning October 29, 2000, for the divisions of Dylex Limited purchased by the Company as discussed in Note 3 of the Consolidated Financial Statements.
(3)	The U.S. comparable store sales increase for the period ended February 3, 2001 was compared to the corresponding 53-week period in the prior year.
(4)	Net sales per average square foot is calculated using retail sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Despite a challenging retail environment, we achieved record sales and earnings for the sixth consecutive year.

This performance was achieved primarily through the growth of our AE brand and our ability to gain market share. We opened 81 new stores and closed three stores in the United States and opened 46 new stores in Canada, increasing our total American Eagle Outfitters store count to 678. We also opened three Bluenotes/Thriftys stores in Canada, increasing our total Bluenotes/Thriftys store count to 112.

As a result of new store growth and a comparable store sales increase, our sales for the year ended February 2, 2002 (“Fiscal 2001”) increased to $1,371.9 million from $1,093.5 million for the year ended February 3, 2001 (the “prior year” or “Fiscal 2000”). Excluding sales from the extra week in Fiscal 2000, total sales increased 26.8% and U.S. comparable store sales increased 2.3% compared to the corresponding fifty-two week period last year. This was achieved against a 5.8% comparable store sales increase in Fiscal 2000. Fiscal 2001 was the fifth consecutive year of positive comparable store sales.

Gross profit increased 25.5% to $547.4 million from $436.2 million, and remained consistent as a percent of sales at 39.9% for Fiscal 2001 and Fiscal 2000. Net income for Fiscal 2001 increased 12.5% to $105.5 million, or $1.43 per diluted share, compared to $93.8 million, or $1.30 per diluted share, in the prior year.

Our balance sheet remained strong at the end of Fiscal 2001. Cash and short-term investments increased 39.7% to $225.5 million, despite significant investments in our business. As of February 2, 2002, working capital was $228.1 million. Inventory increased 8.4% to $91.1 million from $84.1 million at the end of the prior year, while our gross square feet increased 26.3% during Fiscal 2001. Stockholders’ equity increased 36.5% to $502.1 million, or $6.80 per diluted share, at the end of Fiscal 2001 compared to $367.7 million, or $5.10 per diluted share, at the end of the prior year. Average return on stockholders’ equity was 24.3% for Fiscal 2001.

Results of Operations

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.1	60.1	57.2

Gross profit	39.9	39.9	42.8
Selling, general and administrative expenses	24.7	24.4	23.4
Depreciation and amortization expense	3.1	2.1	1.4

Operating income	12.1	13.4	18.0
Other income, net	0.2	0.6	—

Income before income taxes	12.3	14.0	18.0
Provision for income taxes	4.6	5.4	7.1

Net income	7.7%	8.6%	10.9%

Comparison of Fiscal 2001 to Fiscal 2000

Net sales increased to $1,371.9 million from $1,093.5 million. Excluding sales from the additional week in the Fiscal 2000 period, net sales increased 26.8%. The sales increase was due primarily to the addition of new stores and a comparable store sales increase of 2.3% compared to the corresponding fifty-two week period last year. We operated 790 total stores at the end of the current year, compared to 663 total stores at the end of the prior year.

Gross profit increased 25.5% to $547.4 million from $436.2 million. Gross profit, as a percent of net sales, was 39.9% for Fiscal 2001 and Fiscal 2000. Merchandise margins improved 0.8%, offset by a 0.8% increase in buying, occupancy and warehousing costs. The improvement in merchandise margins resulted primarily from improved mark-on in our American Eagle stores in the United States. The increase in buying, occupancy and warehousing costs resulted primarily from higher rent expense, as a percent of net sales.

Selling, general and administrative expenses increased to $339.0 million from $266.5 million. As a percent of net sales, these expenses increased to 24.7% from 24.4%. The increase as a percent to sales is due primarily to increased communication costs related to the implementation of a wide area network and increased equipment costs, offset by the leveraging of salaries.

Depreciation and amortization expense increased to $41.9 million from $23.2 million. As a percent of net sales, these expenses increased to 3.1% from 2.1% due primarily to our U.S. expansion, including new stores, remodeled stores and our new distribution center in Kansas, as well as our Canadian acquisition and expansion.

Other income decreased to $2.8 million, or 0.2% of net sales, from $6.2 million, or 0.6% of net sales. The decrease as a percent of net sales was primarily due to lower average investment rates which resulted in lower investment income and interest expense on the note payable issued in connection with the Canadian acquisition.

Income before income taxes increased to $169.2 million from $152.8 million. As a percent of net sales, income before income taxes decreased to 12.3% from 14.0%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of Fiscal 2000 to Fiscal 1999

Net sales increased 31.4% to $1,093.5 million from $832.1 million. Net sales for Fiscal 2000 included $13.6 million from the fifty-third week. The sales increase was due primarily to the addition of new stores and a comparable store sales increase of 5.8% compared to the corresponding fifty-three week period last year. We operated 663 total stores at the end of the current year, compared to 466 total stores at the end of the prior year.

Gross profit increased 22.4% to $436.2 million from $356.5 million. Gross profit as a percent of net sales decreased to 39.9% from 42.8%. The decrease in gross profit as a percent of net sales was primarily attributable to a 2.8% decrease in merchandise margins. The decrease in merchandise margins resulted primarily from increased markdowns as a percent of sales during the second quarter.

Selling, general and administrative expenses increased to $266.5 million from $194.8 million. As a percent of net sales, these expenses increased to 24.4% from 23.4%. The increase in selling, general and administrative expenses as a percent to sales is due primarily to increased equipment lease costs, related primarily to improved in-store processing, and increased general services purchased costs.

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

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity:

	February 2, 2002	February 3, 2001
(In thousands)

Working capital	$228,088	$169,514
Current ratio	2.52	2.14

The increase in cash and cash equivalents during Fiscal 2001 resulted primarily from an increase of $24.3 million to a total of $174.9 million in cash provided by operating activities. This was primarily a result of net income for the period of $105.5 million adjusted for depreciation and amortization and changes in working capital.

Cash outflows for investing activities during Fiscal 2001 were primarily for capital expenditures of $119.3 million and $17.2 million for the net purchase of short-term investments.

Net cash provided by financing activities of $7.6 million was primarily from proceeds of $15.8 million from stock options exercised during Fiscal 2001 offset by $5.7 million used for principal payments on the note payable and capital lease obligations and $2.5 million used for stock repurchases.

The remainder of the cash flow provided by operating activities is being retained for new store growth, store remodels, system enhancements, and other capital expenditures. We fund merchandise purchases through operating cash flow.

At February 2, 2002, the Company had an unsecured demand lending arrangement (the “facility”) with a bank to provide a $125.0 million line of credit at either the lender’s prime lending rate (4.8% at February 2, 2002) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior year. At February 2, 2002, letters of credit in the amount of $43.4 million were outstanding leaving a remaining available balance on the line of $81.6 million. During June 2001, the Company entered into an agreement with a separate financial institution for an uncommitted letter of credit facility for $50.0 million. At February 2, 2002, letters of credit in the amount of $10.4 million were outstanding, leaving a remaining available balance on the line of $39.6 million.

During November 2000, the Company entered into a $29.1 million non-revolving term facility (the “term facility”) and a $4.9 million revolving operating facility (the “operating facility”) in connection with the Canadian acquisition. The term facility matures in December 2007 and bears interest at the one-month Bankers’ Acceptance Rate (2.1% at February 2, 2002) plus 140 basis points. The operating facility is due in November 2002, has five additional one-year extensions, and bears interest at either the lender’s prime lending rate (4.0% at February 2, 2002) or the Bankers’ Acceptance Rate (2.1% at February 2, 2002) plus 120 basis points. There were no borrowings under the operating facility for the year ended February 2, 2002.

Capital expenditures, net of construction allowances, totaled $119.3 million for Fiscal 2001, of which $49.2 million related to the addition of 127 new American Eagle stores in the United States and Canada, $25.6 million related to our second distribution center in the United States and $19.3 million related to the remodeling of 40 American Eagle stores in the United States. Remaining capital expenditures were primarily related to systems improvements, fixtures and improvements to existing stores, and office renovations.

We expect capital expenditures for Fiscal 2002 to total approximately $110.0 million, net of construction allowances, which will relate primarily to approximately 90 new American Eagle stores in the United States and Canada, remodeling approximately 40 American Eagle stores in the United States and systems improvements. Remaining capital expenditures will relate to fixtures and improvements to existing stores, improvements to our corporate headquarters and improvements to our distribution facility in Canada. Additionally, in Fiscal 2002, we plan to pay $4.0 million in scheduled principal payments on the term facility. We plan to fund these capital expenditures and debt repayments primarily through existing cash and cash generated from operations. These forward-looking statements will be influenced by our financial position, consumer spending, availability of financing, and the number of acceptable mall leases that may become available.

Our growth strategy includes the possibility of acquisitions. We periodically consider and evaluate acquisitions and opportunities to support future growth, and may undertake acquisitions in 2002 and beyond. At this time, we have not committed to any material future acquisition. In the event we do pursue material future acquisitions, such actions could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential acquisition transaction, or that any acquisition we undertake would increase our profitability.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes significant contractual obligations and commercial commitments of the Company as of February 2, 2002:

Contractual Obligations and Commercial Commitments
		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
(In thousands)
Note Payable	$23,405	$4,044	$8,088	$8,088	$3,185
Operating Leases	942,850	115,479	222,595	199,209	405,567
Letters of Credit	53,773	53,773	—	—	—

Total Contractual Obligations and Commercial Commitments	$1,020,028	$173,296	$230,683	$207,297	$408,752

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable for the circumstances. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity. See Note 2 of the Consolidated Financial Statements.

Revenue Recognition.    The Company principally records revenue upon purchase of merchandise by customers. Revenue is not recorded on the purchase of stored value cards and gift certificates by customers. A current liability is recorded upon purchase and revenue is recognized when the card is redeemed for merchandise. Revenue is recorded net of sales returns. A sales returns reserve is provided on gross sales for projected merchandise returns based on historical average return percentages.

Revenue is not recorded on the sell-off of end-of-season, overstock and irregular merchandise to liquidators. These sell-offs are typically sold below cost. Proceeds from sell-offs have an insignificant effect on cost of sales.

Leasehold Improvements.    The Company capitalizes leasehold improvement costs, net of construction allowances. These assets are stated at cost and amortized utilizing the straight-line method over the lesser of their estimated useful lives or the life of the lease (generally five to ten years). In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management evaluates the ongoing value of leasehold improvements associated with retail stores which have been open longer than one year. When undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets, impairment losses are recorded. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Inventory.    Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses.

The Company reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear merchandise. If inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price, additional markdowns may be necessary. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

New Accounting Pronouncements

The Company will adopt SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, beginning in the first quarter of Fiscal 2002. Upon adoption, the provisions of these standards will become critical accounting policies, as further explained under the heading Recent Financial Accounting Standards Board Pronouncements in Note 2 of the Consolidated Financial Statements.

Certain Relationships and Related Party Transactions

The Company and its subsidiaries engage in certain transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties. The Company’s related party transactions are as follows:

•	The Company leases its distribution center and headquarters offices from Linmar Realty Company, an affiliate of the Company and of Schottenstein Stores Corporation (“SSC”).
•	The Company sells portions of its end-of-season, overstock and irregular merchandise to Value City Department Stores Inc., a publicly-traded subsidiary of SSC.
•	SSC and its affiliates charge the Company for an allocated cost of various professional services provided to the Company, including certain legal, real estate and insurance services.
•
The Company has entered into a cost-sharing arrangement with an affiliate of SSC for the acquisition of an interest in several corporate aircraft. The Company also incurred operating costs and usage fees during Fiscal 2001 under this arrangement.

•	In connection with the liquidation of certain inventory from the Canadian acquisition, the Company contracted the services of a related party consultant, an affiliate of SSC.

See Note 4 of the Consolidated Financial Statements for additional information regarding related party transactions.

Income Taxes

We had deferred tax assets of $28.9 million at February 2, 2002, which resulted primarily from financial and tax accounting differences. We have had taxable income during each of the past three tax years and anticipate that future taxable income will be able to recover the full amount of the deferred tax assets. A portion of the deferred tax assets has resulted from a capital loss. We anticipate that we will have sufficient capital gain income to recognize the benefit recorded from the loss. Assuming a 38% effective tax rate, we will need to recognize pretax net income of approximately $76.0 million in future periods to recover existing deferred tax amounts. See Note 11 of the Consolidated Financial Statements.

Impact of Inflation

We do not believe that inflation has had a significant effect on our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on our business and the industry in the future.

Safe Harbor Statement, Business Risks, and Seasonality

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 90 American Eagle stores in the United States and Canada in Fiscal 2002,
•	the selection of approximately 40 stores in the United States for remodeling,
•	the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2002 cash requirements, and
•	the possibility of growth through acquisitions.

We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

•	our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
•	the ability to obtain suitable sites for new stores at acceptable costs,
•	customer acceptance of our new store design,
•	our ability to successfully acquire and integrate other businesses,

•	the expansion of buying and inventory capabilities,
•	the interruption of the flow of merchandise from key vendors,
•	the hiring and training of qualified personnel,
•	the availability of capital,
•	any disaster or casualty resulting in the interruption of service for our distribution centers,
•	the effect of overall economic conditions and consumer spending patterns,
•	the effect of changes in weather patterns,
•	the change in currency and exchange rates, interest rates, duties, tariffs, or quotas,
•	the effect of competitive pressures from other retailers, and
•	the effect of international and domestic potential acts of terror.

The impact of the aforementioned factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2001, these periods accounted for approximately 60.4% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	February 2, 2002	February 3, 2001
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$180,398	$133,446
Short-term investments	45,085	27,927
Merchandise inventory	91,096	84,064
Accounts and note receivable, including related party	17,627	29,466
Prepaid expenses and other	23,503	18,864
Deferred income taxes	20,321	24,894

Total current assets	378,030	318,661

Property and equipment, at cost, net of accumulated depreciation and amortization	257,731	183,373
Goodwill, net of accumulated amortization	23,966	26,586
Other assets, net of accumulated amortization	12,994	14,426

Total assets	$672,721	$543,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,067	$42,038
Current portion of note payable	4,044	4,300
Accrued compensation and payroll taxes	27,545	25,549
Accrued rent	29,779	22,577
Accrued income and other taxes	24,451	29,719
Unredeemed stored value cards and gift certificates	17,577	13,085
Other liabilities and accrued expenses	7,479	11,879

Total current liabilities	149,942	149,147

Non-current liabilities:
Commitments and contingencies	—	—
Note payable	19,361	24,889
Other non-current liabilities	1,366	1,315

Total non-current liabilities	20,727	26,204

Stockholders’ equity	502,052	367,695

Total liabilities and stockholders’ equity	$672,721	$543,046

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands, except per share amounts)
Net sales	$1,371,899	$1,093,477	$832,104
Cost of sales, including certain buying, occupancy and warehousing expenses	824,531	657,252	475,596

Gross profit	547,368	436,225	356,508
Selling, general and administrative expenses	339,020	266,474	194,795
Depreciation and amortization expense	41,875	23,200	12,199

Operating income	166,473	146,551	149,514
Other income (expense), net	2,772	6,249	(160)

Income before income taxes	169,245	152,800	149,354
Provision for income taxes	63,750	59,042	58,694

Net income	$105,495	$93,758	$90,660

Basic income per common share	$1.47	$1.35	$1.30

Diluted income per common share	$1.43	$1.30	$1.24

Weighted average common shares outstanding—basic	71,529	69,652	69,555

Weighted average common shares outstanding—diluted	73,797	72,132	73,113

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended February 2, 2002, February 3, 2001, and January 29, 2000
	Shares (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Deferred Compensation Expense	Other Comprehensive Income/(Loss)	Stockholders’ Equity
(In thousands)
Balance at January 30, 1999	46,110	$461	$64,561	$89,874	($1,280)	($2,419)	$—	$151,197
Stock options and restricted stock	630	6	25,909	—	—	(985)	—	24,930
Retirement of treasury stock	—	—	(1,280)	—	1,280	—	—	—
Comprehensive income:
Net income	—	—	—	90,660	—	—	—	90,660
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(2,286)	(2,286)
Total comprehensive income	—	—	—	—	—	—	—	88,374

Balance at January 29, 2000	46,740	467	89,190	180,534	—	(3,404)	(2,286)	264,501

Stock options and restricted stock	1,413	14	29,742	—	—	(621)	—	29,135
Repurchase of common stock	(1,207)	(12)	12	—	(22,339)	—	—	(22,339)
Three-for-two stock split — February 23, 2001	23,473	235	(235)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	93,758	—	—	—	93,758
Other comprehensive income, net of tax:
Unrealized gain on investments and reclassification adjustment	—	—	—	—	—	—	2,286	2,286
Foreign currency translation adjustment	—	—	—	—	—	—	354	354
Other comprehensive income	—	—	—	—	—	—	—	2,640
Total comprehensive income	—	—	—	—	—	—	—	96,398

Balance at February 3, 2001	70,419	704	118,709	274,292	(22,339)	(4,025)	354	367,695

Stock options and restricted stock	1,595	15	32,532	—	—	1,079	—	33,626
Repurchase of common stock	(108)	(1)	(1)	—	(2,513)	—	—	(2,515)
Comprehensive income:
Net income	—	—	—	105,495	—	—	—	105,495
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	—	—	(1,590)	(1,590)
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	—	(659)	(659)
Other comprehensive (loss)	—	—	—	—	—	—	—	(2,249)
Total comprehensive income	—	—	—	—	—	—	—	103,246

Balance at February 2, 2002	71,906	$718	$151,240	$379,787	($24,852)	($2,946)	($1,895)	$502,052

(1)
250 million authorized at February 2, 2002; 74 million, 72 million and 70 million issued and 72 million, 70 million and 69 million outstanding, $.01 par value common stock at February 2, 2002, February 3, 2001 and January 29, 2000, respectively. The Company has 5 million authorized, with none issued or outstanding, $.01 par value preferred stock at February 2, 2002.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands)
Operating activities:
Net income	$105,495	$93,758	$90,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,875	23,200	12,199
Stock compensation	3,084	6,952	5,809
Deferred income taxes	6,574	(6,572)	(7,214)
Investment expense	—	—	4,554
Other adjustments	2,717	2,902	1,907
Changes in assets and liabilities:
Merchandise inventory	(7,709)	(5,606)	(10,687)
Accounts and note receivable, including related party	8,696	(13,388)	(4,911)
Prepaid expenses and other	(4,493)	(12,185)	(6,205)
Accounts payable	(2,134)	12,175	12,121
Unredeemed stored value cards and gift certificates	4,530	5,373	4,331
Accrued liabilities	16,255	43,982	30,348

Total adjustments	69,395	56,833	42,252

Net cash provided by operating activities	174,890	150,591	132,912

Investing activities:
Capital expenditures	(119,347)	(87,825)	(45,556)
Purchase of an import services company, Blue Star Imports	—	(8,500)	—
Purchase of Dylex divisions, net of cash acquired	—	(78,184)	—
Purchase of short-term investments	(53,019)	(46,421)	(124,166)
Sale of short-term investments	35,861	112,878	38,775
Other investing activities	1,966	(1,397)	—

Net cash used for investing activities	(134,539)	(109,449)	(130,947)

Financing activities:
Proceeds from issuance of note payable	—	29,101	—
Principal payments on note payable	(5,716)	(1,651)	—
Repurchase of common stock	(2,515)	(22,339)	—
Net proceeds from stock options exercised	15,832	10,191	2,676

Net cash provided by financing activities	7,601	15,302	2,676

Effect of exchange rates on cash	(1,000)	421	—

Net increase in cash and cash equivalents	46,952	56,865	4,641
Cash and cash equivalents—beginning of period	133,446	76,581	71,940

Cash and cash equivalents—end of period	$180,398	$133,446	$76,581

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 2, 2002

1.    Business Operations

American Eagle Outfitters, Inc. (the “Company”) designs, markets, and sells its AE brand of relaxed, clean, and versatile clothing for 16 to 34 year olds in its United States and Canadian retail stores. We also operate via the Internet at ae.com. The AE brand provides high quality merchandise at affordable prices. AE’s lifestyle collection offers casual basics like cargos complemented by fashion looks in stretch, denim, and other fabrications. The Bluenotes/Thriftys brand targets a slightly younger demographic, offering a more urban/suburban, denim-driven collection for 12 to 22 year olds. The Company operates retail stores located primarily in regional enclosed shopping malls in the United States and Canada.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Men’s apparel	39%	40%	39%
Women’s apparel	54%	52%	53%
Footwear and accessories—men’s and women’s	7%	8%	8%

Total	100%	100%	100%

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

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2001” refers to the fifty-two week period ended February 2, 2002. “Fiscal 2000” and “Fiscal 1999” refer to the fifty-three and fifty-two week periods ended February 3, 2001 and January 29, 2000, respectively. “Fiscal 2002” refers to the fifty-two week period ending February 1, 2003.

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

Recent Financial Accounting Standards Board Pronouncements

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. The Company has assessed the useful life of its goodwill and deemed it to have an indefinite life; therefore, amortization will cease on February 3, 2002. The Company has performed the related asset impairment tests and determined that no goodwill impairment will result upon adoption. In the absence of any future impairment issues, the Company expects the impact of these standards to increase net income by approximately $1.1 million during Fiscal 2002.

SFAS No. 143, Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. This standard is effective for the Company’s Fiscal 2003 financial statements. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its earnings or financial position.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Additionally, SFAS No. 144 broadens the reporting of discontinued operations and changes the timing of recognizing losses on such operations. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for the Company’s Fiscal 2002 financial statements. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its earnings or financial position.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income, net of income taxes, in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 9 of the Consolidated Financial Statements).

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of February 2, 2002, short-term investments included investments with an original maturity of greater than three months (averaging approximately nine months) and consisted primarily of tax-exempt municipal bonds and commercial paper classified as available for sale.

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

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.

Goodwill

Goodwill amounts of $20.1 million in connection with the Canadian acquisition and $8.5 million in connection with the importing operations acquisition were amortized through February 2, 2002. The Company’s policy is to periodically review the carrying value assigned to goodwill to determine if events have occurred which would require an adjustment to fair value. Management reviews the performance of the underlying operations including reviewing discounted cash flows from operations. There were no impairment losses relating to goodwill recognized for Fiscal 2001 or Fiscal 2000.

Other Assets

Other assets consist primarily of lease buyout costs, trademark costs and acquisition costs. The lease buyout costs are amortized over the remaining life of the leases, generally for no greater than ten years. The trademark costs are amortized over five to fifteen years. Acquisition costs are amortized over five years. These assets, net of amortization, are presented as other assets (long-term) on the Consolidated Balance Sheets.

Interest Rate Swap

The Company’s interest rate swap agreement is used to manage interest rate risk. The derivative effectively changes the interest rate on the borrowings under the non-revolving term facility from a variable rate to a fixed rate. The Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). During Fiscal 2001, unrealized net losses on derivative instruments of approximately $0.7 million, net of related tax effects, were recorded in other comprehensive income (loss). The Company does not currently hold or issue derivative financial instruments for trading purposes.

Stock Repurchases

On February 24, 2000, the Company’s Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock. As part of this stock repurchase program, the Company purchased 63,800 shares of common stock for approximately $1.1 million and 1,809,750 shares of common stock for approximately $22.3 million on the open market during Fiscal 2001 and Fiscal 2000, respectively. Additionally, during Fiscal 2001, the Company purchased 44,000 shares from certain employees at market prices totaling $1.4 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Stock Option Plan

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company continues to account for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. See pro forma disclosures required under SFAS No. 123 in Note 13 of the Consolidated Financial Statements.

Revenue Recognition

The Company principally records revenue upon purchase of merchandise by customers. Revenue is not recorded on the purchase of stored value cards and gift certificates by customers. A current liability is recorded upon purchase and revenue is recognized when the card is redeemed for merchandise. Revenue is recorded net of sales returns. A sales returns reserve is provided on gross sales for projected merchandise returns based on historical average return percentages.

Advertising Costs

Costs associated with the production of television advertising are expensed when the advertising first takes place. All other advertising costs are expensed as incurred. The Company recognized $45.3 million, $36.3 million and $27.2 million in advertising expense during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

Supplemental Disclosures of Cash Flow Information

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands)

Cash paid during the periods for:
Income taxes	$48,024	$37,362	$45,741
Interest	$1,886	$607	$—

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands)

Net income	$105,495	$93,758	$90,660

Weighted average common shares outstanding:Basic shares	71,529	69,652	69,555
Dilutive effect of stock options and non-vested restricted stock	2,268	2,480	3,558

Diluted shares	73,797	72,132	73,113

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2001 presentation.

3.    Business Acquisitions

Effective October 29, 2000, the Company purchased certain assets associated with three Canadian businesses of Dylex Limited. The total purchase price, including fees and expenses, was $78.2 million. The results of operations of the acquired businesses are included in the Consolidated Financial Statements beginning October 29, 2000. The acquisition was accounted for using the purchase method and the resulting goodwill of approximately $20.1 million was amortized through February 2, 2002 (see Note 2 of the Consolidated Financial Statements).

In connection with the acquisition, the Company announced its intention to convert certain retail locations to American Eagle retail stores. Management finalized and approved a plan related to this conversion during Fiscal 2000. The Company accrued approximately $7.3 million in exit costs consisting primarily of operating losses of the discontinued businesses, lease costs, and severance costs. The conversion plan was completed during the third quarter of Fiscal 2001 with an adjustment to goodwill of approximately $0.6 million. As of February 2, 2002, the Company had $2.6 million remaining in the reserve balance which relates to future lease obligations for certain locations.

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

	For the Years Ended
	February 3, 2001	January 29, 2000
(In thousands, except per share amounts)
Net sales	$1,209,878	$1,002,063
Net income	$82,596	$84,399
Basic income per common share	$1.19	$1.21
Diluted income per common share	$1.15	$1.15

Effective January 31, 2000, the Company acquired importing operations from an affiliate, Schottenstein Stores Corporation (“SSC”). The purpose of the acquisition was to integrate the expertise of the importing operation into the Company’s supply chain process, and to streamline and improve the efficiency of the process.

The import services company was acquired from SSC for a payment of $8.5 million, which was made on March 6, 2000. The majority of the acquisition price was recorded as goodwill, which was amortized through February 2, 2002 (see Note 2 of the Consolidated Financial Statements).

4.    Related Party Transactions

The Company has various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of SSC. The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease.

Through Fiscal 1999, the Company and its subsidiaries used the services of a related party importing company. Effective January 31, 2000, the Company acquired this importing operation from SSC. As a result, there were no related party merchandise purchases or an accounts payable balance for Fiscal 2001 or Fiscal 2000.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including Value City Department Stores, Inc., a publicly-traded subsidiary of SSC. These sell-offs are typically sold below cost. Proceeds from sell-offs have an insignificant effect on cost of sales.

Related party amounts follow:

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands)

Merchandise purchases through a related party importer	$—	$—	$63,763
Rent expense	$2,461	$2,541	$1,896
Proceeds from sell-offs	$4,786	$11,540	$7,388

The Company had approximately $2.3 million and $2.1 million included in accounts receivable at February 2, 2002 and February 3, 2001, respectively, that pertained to related parties. The majority of the receivable related to merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For Fiscal 2001 and Fiscal 2000, these costs were approximately $1.4 million and $0.6 million, respectively. Additionally, during Fiscal 2001, the Company made a deposit with SSC of approximately $1.2 million in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft. The Company paid $1.1 million and $0.6 million to SSC to cover its share of operating costs based on usage of the corporate aircraft during Fiscal 2001 and Fiscal 2000, respectively.

In connection with the liquidation of certain inventory from the Canadian acquisition, the Company contracted the services of a related party consultant, an affiliate of SSC. The contract was in effect until July 2001, when certain stores closed and were turned over to the Company for conversion to American Eagle stores (see Note 3 of the Consolidated Financial Statements). During Fiscal 2001, the Company paid $1.7 million to the consultant. As of February 2, 2002, all services have been completed under this contract.

5.    Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

	February 2, 2002	February 3, 2001
(In thousands)

Accounts receivable—construction allowances	$4,198	$7,346
Related party accounts receivable	2,313	2,149
Note receivable	2,645	5,904
Accounts receivable – other	8,471	14,067

Total	$17,627	$29,466

6.    Property and Equipment

Property and equipment consists of the following:

	February 2, 2002	February 3, 2001
(In thousands)

Land	$2,355	$1,855
Buildings	19,719	10,266
Leasehold improvements	188,994	134,930
Fixtures and equipment	134,831	93,186

	345,899	240,237
Less: Accumulated depreciation and amortization	(88,168)	(56,864)

Net property and equipment	$257,731	$183,373

Depreciation expense is summarized as follows:

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands)

Depreciation expense	$36,833	$21,472	$11,782

7.    Note Payable and Other Credit Arrangements

Unsecured Demand Lending Arrangement

The Company has an unsecured demand lending arrangement (the “facility”) with a bank to provide a $125.0 million line of credit at either the lender’s prime lending rate (4.8% at February 2, 2002) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. Because there were no borrowings during any of the past three years, there were no amounts paid for interest on this facility. At February 2, 2002, letters of credit in the amount of $43.4 million were outstanding on this facility, leaving a remaining available balance on the line of $81.6 million.

Uncommitted Letter of Credit Facility

During June 2001, the Company entered into an agreement with a separate financial institution for an uncommitted letter of credit facility for $50.0 million. At February 2, 2002, letters of credit in the amount of $10.4 million were outstanding on this facility, leaving a remaining available balance on the line of $39.6 million.

Non-revolving Term Facility and Revolving Operating Facility

In November 2000, in connection with the Canadian acquisition, the Company entered into a $29.1 million non-revolving term facility (the “term facility”) and a $4.9 million revolving operating facility (the “operating facility”). The term facility was used to partially fund the purchase price of the acquisition and the operating facility will be used to support the working capital and capital expenditures of the acquired businesses. The term facility has an outstanding balance, including foreign currency translation adjustments, of $23.4 million as of February 2, 2002. The facility requires annual payments of $4.0 million and matures in December 2007. The term facility bears interest at the one-month Bankers’ Acceptance Rate (2.1% at February 2, 2002) plus 140 basis points. Interest paid under the term facility was $1.8 million for the year ended February 2, 2002. The operating facility is due in November 2002, has five additional one-year extensions and bears interest at either the lender’s prime lending rate (4.0% at February 2, 2002) or the Bankers’ Acceptance Rate (2.1% at February 2, 2002) plus 120 basis points. There were no borrowings under the operating facility for the years ended February 2, 2002 and February 3, 2001.

Both the term facility and the operating facility contain restrictive covenants related to financial ratios. As of February 2, 2002, the Company was in compliance with these covenants.

8.    Accounting for Derivative Instruments and Hedging Activities

On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with the term facility. The swap amount decreases on a monthly basis beginning January 1, 2001 until the termination of the agreement in December 2007. The Company utilizes the interest rate swap to manage interest rate risk. The Company pays a fixed rate of 5.97% and receives a variable rate based on the one-month Bankers’ Acceptance Rate. This agreement effectively changes the interest rate on the borrowings under the term facility from a variable rate to a fixed rate of 5.97% plus 140 basis points.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), on February 4, 2001, the beginning of Fiscal 2001. SFAS No. 133 requires the transition adjustment from adoption to be reported in net income or other comprehensive income (loss), as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income (loss) by approximately $0.3 million, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption.

The Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). For the year ended February 2, 2002, unrealized net losses on derivative instruments of approximately $0.7 million, net of related tax effects, were recorded in other comprehensive income (loss).

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company’s loss would be limited to any unfavorable interest rate differential.

9.    Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive income (loss) included as part of the Consolidated Statements of Stockholders’ Equity follow:

	Before Tax Amount	Tax Benefit (Expense)	Other Comprehensive Income (Loss), Net
(In thousands)

Balance at January 29, 2000	($3,766)	$1,480	($2,286)
Unrealized gain on investments and reclassification adjustment	3,766	(1,480)	2,286
Foreign currency translation adjustment	770	(416)	354

Balance at February 3, 2001	770	(416)	354

Foreign currency translation adjustment	(2,764)	1,174	(1,590)
Unrealized derivative losses on cash flow hedge	(1,063)	404	(659)

Balance at February 2, 2002	($3,057)	$1,162	($1,895)

10.    Leases

All store operations are conducted from leased premises. These leases generally provide for base rentals and the payment of a percentage of sales as additional rent when sales exceed specified levels. Minimum rentals relating to these leases are recorded on a straight–line basis. In addition, the Company is typically responsible under its leases for common area maintenance charges, real estate taxes and certain other expenses. These leases are classified as operating leases.

Rent expense charged to operations, including amounts paid under short–term cancelable leases, was as follows:

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands)

Minimum rentals	$127,642	$90,467	$66,437
Contingent rentals	10,825	13,113	10,736

Total	$138,467	$103,580	$77,173

The table below summarizes future minimum lease obligations under operating leases in effect at February 2, 2002:

Fiscal years:	Future Minimum Lease Obligations
(In thousands)

2002	$115,479
2003	113,663
2004	108,932
2005	101,133
2006	98,076
Thereafter	405,567

Total	$942,850

11.    Income Taxes

The significant components of the Company’s deferred tax assets (there are no deferred tax liabilities) were as follows:

	February 2, 2002	February 3, 2001
(In thousands)

Deferred tax assets:
Current:
Inventories	$3,238	$4,940
Rent	6,918	5,434
Deferred compensation	4,085	8,624
Marketable equity securities and capital loss	1,726	1,749
Other	4,354	4,147

	20,321	24,894

Long-term:
Purchase accounting basis differences	7,369	6,969
Property and equipment	103	2,771
Other	1,060	389

	8,532	10,129

Total deferred tax assets	$28,853	$35,023

Significant components of the provision for income taxes are as follows:

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands)

Current:
Federal	$50,258	$57,675	$55,033
State	6,918	7,939	10,875

Total current	57,176	65,614	65,908

Deferred:
Federal	5,897	(5,776)	(6,024)
State	677	(796)	(1,190)

Total deferred	6,574	(6,572)	(7,214)

Provision for income taxes	$63,750	$59,042	$58,694

A tax benefit has been recognized as contributed capital, in the amount of $11.3 million for the year ended February 2, 2002, $12.0 million for the year ended February 3, 2001, and $16.4 million for the year ended January 29, 2000, resulting from additional tax deductions related to vested restricted stock grants and stock option exercises.

A reconciliation between statutory federal income tax and the effective tax rate follows:

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	4	4

	38%	39%	39%

12.    Retirement Plan and Employee Stock Purchase Plan

The Company maintains a 401(k) retirement plan and profit sharing plan. Full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained twenty and one-half years of age, have completed sixty days of service, and work at least twenty hours per week. Individuals can decline enrollment or can contribute up to 20% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match up to 4.5% of participants’ eligible compensation.

Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $0.9 million, $1.0 million, and $2.0 million in expense during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively, in connection with these plans.

The Employee Stock Purchase Plan is a non-qualified plan that covers employees who are at least 18 years old, have completed sixty days of service, and work at least twenty hours a week. Contributions are determined by the employee, with a maximum of $60 per pay period, with the Company matching 15% of the investment. These contributions are used to purchase shares of Company stock in the open market.

13.    Stock Incentive Plan, Stock Option Plan, and Restricted Stock Grants

Stock Incentive Plan

The 1999 Stock Incentive Plan (the “Plan”) was approved by the shareholders on June 8, 1999. The Plan authorized 6,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units, or performance shares. The Plan was subsequently amended, in June 2001, to increase the shares available for grant to 11,000,000. Additionally, the Plan provides that the maximum number of shares awarded to one individual may not exceed 3,000,000 shares. The Plan allows the Compensation and Stock Option Committee to determine which employees and consultants will receive awards and the terms and conditions of these awards. The Plan provides for a grant of 15,000 stock options annually to each director who is not an officer or employee of the Company. At February 2, 2002, 5,776,359 non-qualified stock options and 453,288 shares of restricted stock were granted under the Plan to employees and certain non-employees. Approximately half of the options granted vest eight years after the date of grant but can be accelerated to vest over three years if the Company meets annual performance goals. The remaining options granted under the Plan vest primarily over five years. All options expire after ten years. Restricted stock is earned if the Company meets annual performance goals for the year. For Fiscal 2001, Fiscal 2000, and Fiscal 1999, the Company recorded approximately $3.1 million, $7.0 million, and $5.8 million, respectively, in compensation expense related to stock options and restricted stock in connection with the Plan.

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of February 2, 2002, under the original terms of this executive’s option agreements, 442,500 shares would have remained unvested which could result in compensation expense and a reduction to net income by $3.2 million based on the February 2, 2002 stock value if the executive ceases employment with the Company.

Stock Option Plan

On February 10, 1994, the Company’s Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the “Plan”). The Plan provides for the grant of 4,050,000 incentive or non–qualified options to purchase common stock. The Plan was subsequently amended to increase the shares available for grant to 8,100,000 shares. Additionally, the amendment provided that the maximum number of options which may be granted to one individual may not exceed 2,700,000 shares. The options granted under the Plan are approved by the Compensation and Stock Option Committee of the Board of Directors, primarily vest over five years, and are exercisable for a ten-year period from the date of grant.

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

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Risk-free interest rates	4.6%	5.8%	5.5%
Dividend yield	None	None	None
Volatility factors of the expected market price of the Company’s common stock	.763	.933	.600
Weighted-average expected life	5 years	5 years	5 years
Expected forfeiture rate	10.2%	9.3%	10.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
(In thousands, except per share amounts)

Pro forma net income	$96,003	$85,028	$83,014
Pro forma net income per common share:
Basic	$1.34	$1.22	$1.19
Diluted	$1.30	$1.18	$1.14

A summary of the Company’s stock option activity under all plans follows:

	For the Years Ended
	February 2, 2002 (1)		February 3, 2001 (1)		January 29, 2000 (1)
	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price

Outstanding—beginning of year	7,775,338	$15.52	7,281,045	$11.21	5,289,645	$3.47

Granted (Exercise price equal to fair value)	907,950	$34.80	2,539,950	$20.49	3,043,350	$22.23

Exercised (2)	(1,536,069)	$10.30	(1,865,837)	$5.46	(941,580)	$2.84

Cancelled	(197,880)	$24.57	(179,820)	$14.80	(110,370)	$15.21

Outstanding—end of year (3)	6,949,339	$18.85	7,775,338	$15.52	7,281,045	$11.21

Exercisable—end of year (4)	2,568,408	$13.54	1,772,151	$13.25	1,515,820	$3.37

Weighted-average fair value of options granted during the year (Black-Scholes method)		$20.59		$16.62		$13.79

(1)	As of February 2, 2002, February 3, 2001, and January 29, 2000, the Company had 4,981,106 shares, 845,195 shares, and 3,498,558 shares available for grant, respectively.
(2)	Options exercised during Fiscal 2001 ranged in price from $0.93 to $25.50 with an average of $10.30.
(3)
As of February 2, 2002, the exercise price of 1,718,227 options outstanding ranged between $0.93 and $10.96 with weighted-average remaining contractual lives between approximately 4 and 8 years. The exercise price of 980,524 options outstanding ranged between $11.38 and $19.85 with weighted-average remaining contractual lives between approximately 6 and 10 years. The exercise price of 2,371,760 options outstanding ranged between $21.67 and $26.22 with weighted-average remaining contractual lives between 7 and 10 years. The exercise price of 1,878,828 options outstanding ranged between $26.29 and $40.41 with weighted-average remaining contractual lives between 8 and 10 years.

(4)
As of February 2, 2002, the exercise price of 1,358,023 options that were currently exercisable ranged between $0.93 and $16.46 and the exercise price of 1,210,385 options that were currently exercisable ranged between $17.98 and $36.56.

Restricted Stock Grants

The Company maintains a restricted stock plan for compensating certain employees. Through February 2, 2002, a total of 2,503,233 shares of restricted stock had been granted at prices ranging from $0.93 to $35.30, and, through Fiscal 2001, a total of 2,315,538 shares have vested.

For Fiscal 2001, Fiscal 2000, and Fiscal 1999, the Company recorded $2.5 million, $5.9 million, and $4.5 million in compensation expense, respectively, on restricted stock.

14.    Quarterly Financial Information – Unaudited

	Quarters Ended (1)
	May 5, 2001	August 4, 2001	November 3, 2001	February 2, 2002
(In thousands, except per share amounts)

Net sales	$251,548	$292,392	$363,659	$464,300
Gross profit	$101,870	$107,989	$149,539	$187,970
Income before income taxes	$25,126	$23,730	$49,579	$70,810
Net income	$15,545	$15,306	$30,742	$43,902
Basic income per common share	$0.22	$0.21	$0.43	$0.61
Diluted income per common share	$0.21	$0.21	$0.42	$0.60

	April 29, 2000	July 29, 2000	October 28, 2000	February 3, 2001
(In thousands, except per share amounts)

Net sales	$177,999	$208,977	$282,767	$423,734
Gross profit	$70,056	$63,590	$120,079	$182,500
Income before income taxes	$20,771	$4,570	$47,912	$79,547
Net income	$12,608	$2,777	$29,226	$49,147
Basic income per common share (2)	$0.18	$0.04	$0.42	$0.71
Diluted income per common share (2)	$0.17	$0.04	$0.41	$0.68

(1)
Quarters are presented in 13-week periods consistent with the Company’s fiscal year discussed in Note 2 of the Consolidated Financial Statements, except for the fourth quarter ended February 3, 2001, which is presented as a 14-week period.

(2)	Net income per share amounts have been restated to reflect the three-for-two stock split from February 2001.

Report of Independent Auditors

To the Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2002. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at February 2, 2002 and February 3, 2001 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 1, 2002

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions “Information Regarding Class I Directors With Terms Expiring in 2002”, “Information Regarding Nominees for Class II Directors With Terms Expiring in 2003”, “Information Regarding Class III Directors With Terms Expiring in 2004”, “Executive Officers”, and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2002 under the captions “Executive Officer Compensation”, “Option/SAR Grants in Last Fiscal Year”, and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001

Consolidated Statements of Operations for the years ended February 2, 2002, February 3, 2001 and January 29, 2000

Consolidated Statements of Stockholders’ Equity for the years ended February 2, 2002, February 3, 2001 and January 29, 2000

Consolidated Statements of Cash Flows for the years ended February 2, 2002, February 3, 2001 and January 29, 2000

Notes to the Consolidated Financial Statements

(a)(2)    No financial statement schedules are supplied because of the absence of the conditions under which they are required.

(a)(3)    Exhibits:

Exhibit No.		Exhibit Index Page No.
3.1	Second Amended and Restated Certificate of Incorporation, as amended	Previously filed as Exhibit 3.1 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1999, as amended and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Previously filed as Exhibit 3.2 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1999, as amended and incorporated herein by reference.

4.1	See Second Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1

4.2	See Amended and Restated Bylaws in Exhibit 3.2

10.1	Restated and Amended Office/Distribution Center Lease dated September 10, 1999 between the Registrant and Linmar Realty Company	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 30, 1999, filed November 24, 1999, and incorporated herein by reference.

10.2	Form of the Registrant’s 1994 Stock Option Plan
Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994, as amended on Form S-8 (file no. 33-12643) filed September 25, 1996 and incorporated herein by reference and Form S-8 (file no. 33-44759) filed January 22, 1998 and incorporated herein by reference.

10.3	Form of Restricted Stock Agreement	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994 and incorporated herein by reference.

10.4	Form of Indemnification Agreement	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294) filed February 14, 1994, as amended, and incorporated herein by reference.

10.5	Employee Stock Purchase Plan	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed on April 5, 1996 and incorporated herein by reference.

10.6	Form of the Registrant’s 1999 Stock Incentive Plan, as amended	Previously filed as Exhibit B to the Proxy Statement for the period ended February 3, 2001, filed May 2, 2001, and incorporated herein by reference.

10.7	Employment Agreement between the Registrant and Roger S. Markfield dated September 9, 1999	Previously filed as Exhibit 10.4 to the Form 10-Q for the period ended October 30, 1999, filed November 24, 1999, and incorporated herein by reference.

Exhibit No.		Exhibit Index Page No.
10.8	Purchase and Sale Agreement between Blue Star Imports, L.P. and Schottenstein Stores Corporation	Previously filed as Exhibit 10.10 to the Form 10-K for the period ended January 29, 2000, filed April 12, 2000 and incorporated herein by reference.

10.9	Employment Agreement between the Registrant and Michael J. Leedy dated October 26, 1999	Previously filed as Exhibit 10.11 to the Form 10-K for the period ended February 3, 2001, filed April 27, 2001 and incorporated herein by reference.

10.10	Employment Agreement between the Registrant and James V. O’Donnell dated November 20, 2000	Previously filed as Exhibit 10.12 to the Form 10-K for the period ended February 3, 2001, filed April 27, 2001 and incorporated herein by reference.

10.11	Consulting Agreement between the Registrant and Schottenstein Bernstein Capital Group, LLC dated October 2, 2000	Previously filed as Exhibit 10.13 to the Form 10-K for the period ended February 3, 2001, filed April 27, 2001 and incorporated herein by reference.

21	Subsidiaries

23	Consent of Ernst & Young LLP

24	Power of Attorney

(b)	Reports on Form 8-K
None.

(c)	Exhibits
The exhibits to this report begin on page 39.

(d)	Financial Statement Schedules
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	*

Jay L. Schottenstein, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on April 29, 2001.

Signature	Title

/S/ JAY L. SCHOTTENSTEIN Jay L. Schottenstein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ GEORGE KOLBER George Kolber	Vice Chairman and Director

/S/ ROGER S. MARKFIELD Roger S. Markfield	President, Chief Merchandising Officer and Director

/S/ JAMES V. O’DONNELL James V. O’Donnell	Chief Operating Officer and Director

/S/ LAURA A. WEIL Laura A. Weil	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DALE E. CLIFTON Dale E. Clifton	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

/S/ ARI DESHE Ari Deshe	Director

/S/ JON P. DIAMOND Jon P. Diamond	Director

/S/ MARTIN P. DOOLAN Martin P. Doolan	Director

/S/ GILBERT W. HARRISON Gilbert W. Harrison	Director

/S/ MICHAEL G. JESSELSON Michael G. Jesselson	Director

/S/ THOMAS R. KETTELER Thomas R. Ketteler	Director

/S/ JOHN L. MARAKAS John L. Marakas	Director

/S/ DAVID W. THOMPSON David W. Thompson	Director

/S/ GERALD E. WEDREN Gerald E. Wedren	Director

*By:	/S/ LAURA A. WEIL

Laura A. Weil, Attorney-in-Fact