Form 10-Q
period 2002-05-04
AMERICAN EAGLE OUTFITTERS INC
filed 2002-06-12
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549-0001
FORM 10-Q
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2002

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________
Commission file number: 0-23760
American Eagle Outfitters, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 13-2721761 (I.R.S. Employer Identification No.)
150 Thorn Hill Drive, Warrendale, PA (Address of principal executive offices)	15086-7528 (Zipcode)
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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 72,146,957 shares outstanding as of June 5, 2002.

AMERICAN EAGLE OUTFITTERS, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	PAGE NO.
Item 1. Financial Statements
Consolidated Balance Sheets
May 4, 2002 (Unaudited) and February 2, 2002	3
Consolidated Statements of Operations (Unaudited)
Three months ended May 4, 2002 and May 5, 2001	4
Consolidated Statements of Cash Flows (Unaudited)
Three months ended May 4, 2002 and May 5, 2001	5
Notes to Consolidated Financial Statements	6-11
Review by Independent Accountants	12
Independent Accountants' Review Report	12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	N/A
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Forms 8-K	16
Signatures	17
Exhibit 15 Acknowledgement of Independent Accountants	18

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 4, 2002	Feb 2, 2002
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$120,054	$180,398
Short-term investments	62,377	45,085
Merchandise inventory	114,183	91,096
Accounts and note receivable	35,172	17,627
Prepaid expenses and other	25,995	23,503
Deferred income taxes	19,216	20,321
Total current assets	376,997	378,030
Fixed assets:
Land	2,355	2,355
Buildings	19,806	19,719
Fixtures and equipment	141,873	134,831
Leasehold improvements	200,660	192,331
	364,694	349,236
Less: Accumulated depreciation and amortization	101,735	91,505
	262,959	257,731
Goodwill, net of accumulated amortization	23,966	23,966
Other assets, net of accumulated amortization	20,641	12,994
Total assets	$684,563	$672,721
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,644	$39,067
Current portion of note payable	4,112	4,044
Accrued compensation and payroll taxes	19,800	27,545
Accrued rent	27,570	29,779
Accrued income and other taxes	883	24,451
Unredeemed stored value cards and gift certificates	12,021	17,577
Other liabilities and accrued expenses	9,184	7,479
Total current liabilities	144,214	149,942
Non-current liabilities:
Commitments and contingencies	-	-
Notes payable	18,662	19,361
Other non-current liabilities	4,188	1,366
Total non-current liabilities	22,850	20,727
Stockholders' equity:
Preferred stock	-	-
Common stock	720	718
Contributed capital	164,844	151,240
Accumulated other comprehensive loss	(1,286)	(1,895)
Retained Earnings	392,505	379,787
Deferred compensation	(12,869)	(2,946)
Treasury stock	(26,415)	(24,852)
Total stockholders' equity	517,499	502,052
Total liabilities and stockholders' equity	$684,563	$672,721

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	May 4, 2002	May 5, 2001
Net sales	$277,893	$251,548
Cost of sales, including certain buying, occupancy and warehousing expenses	167,874	149,678
Gross profit	110,019	101,870
Selling, general and administrative expenses	78,139	69,615
Depreciation and amortization expense	11,958	8,098
Operating income	19,922	24,157
Other income, net	661	969
Income before income taxes	20,583	25,126
Provision for income taxes	7,865	9,581
Net income	$12,718	$15,545

Basic income per common share	$0.18	$0.22
Diluted income per common share	$0.17	$0.21
Weighted average common shares outstanding - basic	72,036	70,838
Weighted average common shares outstanding - diluted	73,714	73,726
Retained earnings, beginning	$379,787	$274,292
Net income	12,718	15,545
Retained earnings, ending	$392,505	$289,837

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	May 4, 2002	May 5, 2001
Operating activities:
Net income	$12,718	$15,545
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	11,958	8,098
Stock compensation	1,199	2,950
Deferred income taxes	(2,638)	(5,722)
Other	904	850
Changes in assets and liabilities:
Merchandise inventory	(21,731)	(19,818)
Accounts and note receivable	(18,398)	(83)
Prepaid expenses and other	(1,987)	(2,835)
Accounts payable	29,375	2,853
Unredeemed stored value cards and gift certificates	(5,567)	(4,820)
Accrued liabilities	(30,630)	(9,466)
Total adjustments	(37,515)	(27,993)
Net cash used for operating activities	(24,797)	(12,448)
Investing activities:
Capital expenditures	(17,682)	(27,816)
Purchase of short-term investments	(23,960)	(2,005)
Sale of short-term investments	6,677	19,787
Other investing activities	(799)	(1,984)
Net cash used for investing activities	(35,764)	(12,018)
Financing activities:
Principal payments on note payable	(1,270)	(1,424)
Net proceeds from stock options exercised	1,406	6,715
Net cash provided by financing activities	136	5,291
Effect of exchange rates on cash	81	(406)
Net decrease in cash and cash equivalents	(60,344)	(19,581)
Cash and cash equivalents-beginning of period	180,398	133,446
Cash and cash equivalents-end of period	$120,054	$113,865

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at May 4, 2002 and for the three month periods ended May 4, 2002 (the "current period") and May 5, 2001 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 2, 2002 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2001 Annual Report.

2. Basis of Presentation

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2002" and "Fiscal 2001" refer to the fifty-two week period ending February 1, 2003 and the fifty-two week period ended February 2, 2002, respectively.

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

Recent Financial Accounting Developments

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Additionally, SFAS No. 144 broadens the reporting of discontinued operations and changes the timing of recognizing losses on such operations. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. The Company adopted the new standard on February 3, 2002, the beginning of Fiscal 2002. Adoption of SFAS 144 did not have a material impact on the Company's earnings or its financial position.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS Statement No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income, net of income taxes, in accordance with SFAS Statement No. 130, Reporting Comprehensive Income (see Note 6 of the Consolidated Financial Statements).

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of May 4, 2002, short-term investments included investments with an original maturity of greater than three months (averaging approximately nine months) and consisted primarily of tax-exempt municipal bonds and commercial paper classified as available for sale.

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 73,938,560 and 73,823,625 shares issued and 71,973,521 and 71,906,072 shares outstanding as of May 4, 2002 and February 2, 2002, respectively.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at May 4, 2002.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  For the three months ended May 4, 2002, the Company purchased approximately 55,000 shares from certain employees at market prices totaling $1.6 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income per share and the weighted average number of shares of potentially dilutive common stock (stock options and restricted stock).
(In thousands)	Three Months Ended
	May 4, 2002	May 5, 2001
Net income	$12,718	$15,545
Weighted average common shares outstanding: Basic shares	72,036	70,838
Dilutive effect of stock options and non-vested restricted stock	1,678	2,888
Diluted shares	73,714	73,726

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the May 4, 2002 presentation.

3. Supplemental Disclosures of Cash Flow Information
(In thousands)	Three Months Ended
	May 4, 2002	May 5, 2001
Cash paid for interest	$447	$686
Income tax payments	$32,639	$24,461
Increases to contributed capital related to the tax benefits associated with the exercise and vesting of stock options and restricted stock	$923	$6,344

4. Related Party Transactions

The Company has various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of Schottenstein Stores Corporation ("SSC"). The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $0.6 million and $0.7 million for the three months ended May 4, 2002 and May 5, 2001, respectively, under the lease.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including Value City Department Stores, Inc. ("VCDS"), a publicly traded subsidiary of SSC. These sell-offs are typically sold below cost. Proceeds from sell-offs have an insignificant effect on cost of sales. For the three months ended May 4, 2002 and May 5, 2001, proceeds from sell-offs to VCDS were $3.7 million and $0.7 million, respectively. The increase compared to the same period last year was due to the timing of the sell-off, which occurred during the first quarter this year compared to the second quarter in the prior year.

The Company had approximately $3.6 million and $2.3 million included in accounts receivable at May 4, 2002 and February 2, 2002, respectively, that pertained to related parties. The majority of the receivable related to merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended May 4, 2002 and May 5, 2001, these costs were approximately $0.1 million and $0.5 million, respectively. Additionally, the Company paid $0.2 million and $0.4 million to cover its share of operating costs based on usage of the corporate aircraft for the three months ended May 4, 2002 and May 5, 2001, respectively.

5. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:
(In thousands)	May 4, 2002	February 2, 2002
Accounts receivable - construction allowances	$3,536	$4,198
Related party accounts receivable	3,572	2,313
Note receivable	14,454	2,645
Accounts receivable - other	13,610	8,471
Total	$35,172	$17,627

The increase in the note receivable from February 2, 2002 is due primarily to the seasonality of the business. The note receivable balance was $13.4 million at May 5, 2001.

6. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:
(In thousands)	Three Months Ended
	May 4, 2002	May 5, 2001
Net Income	$12,718	$15,545
Unrealized gain on investments, net of tax	410	-
Foreign currency translation adjustment, net of tax	46	(972)
Unrealized derivative gains (losses) on cash flow hedge, net of tax	153	(123)
Other comprehensive income (loss), net of tax	609	(1,095)
Total comprehensive income	$13,327	$14,450

7. Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted SFAS No. 142 on February 3, 2002, the beginning of Fiscal 2002. The Company assessed the useful life of its goodwill and deemed it to have an indefinite life; therefore, amortization ceased on February 2, 2002. Additionally, the Company performed the related asset impairment tests and determined that no goodwill impairment exists.

Other intangible assets, net of accumulated amortization, were immaterial as of May 4, 2002 and May 5, 2001 and are included in other assets, net of accumulated amortization, on the balance sheet for the respective periods.

The following table presents a comparison of net income and earnings per share for the three months ended May 4, 2002 to the respective adjusted amounts for the three months ended May 5, 2001 that would have been reported had SFAS No. 142 been in effect during Fiscal 2001.

(In thousands)	Three Months Ended
	May 4, 2002	May 5, 2001
Reported net income	$12,718	$15,545
Add back goodwill amortization expense, net of tax	-	282
Adjusted net income	$12,718	$15,827
Basic income per common share
Reported net income	$0.18	$0.22
Impact of goodwill amortization expense, net of tax	-	-
Adjusted basic income per common share	$0.18	$0.22
Diluted income per common share
Reported net income	$0.17	$0.21
Impact of goodwill amortization expense, net of tax	-	-
Adjusted diluted income per common share	$0.17	0.21

8. Accounting for Derivative Instruments and Hedging Activities

On November 30, 2000, the Company entered into an interest rate swap agreement, a derivative instrument, totaling $29.2 million in connection with the term facility.  The swap amount decreases on a monthly basis beginning January 1, 2001 until the termination of the agreement in December 2007.  The Company utilizes the interest rate swap to manage interest rate risk.  The Company pays a fixed rate of 5.97% and receives a variable rate based on the one-month Bankers' Acceptance Rate. This agreement effectively changes the interest rate on the borrowings under the term facility from a variable rate to a fixed rate of 5.97% plus 140 basis points.

The Company recognizes its derivative on the balance sheet at fair value at the end of each period.  Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). For the three months ended May 4, 2002 and May 5, 2001, unrealized net losses on derivative instruments of approximately $0.5 million and $0.1 million, respectively, net of related tax effects, were recorded in other comprehensive income (loss).

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

9. Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of May 4, 2002, under the original terms of this executive's option agreements, 256,200 shares would have been remained unvested which could result in compensation expense and a reduction to net income by $1.4 million based on the May 4, 2002 stock value if the executive ceases employment with the Company.

10. Income Taxes

For the three months ended May 4, 2002 and May 5, 2001, the effective tax rate used for the provision of income taxes approximated 38%.

11. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month periods ended May 4, 2002 and May 5, 2001, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of May 4, 2002, and the related consolidated statements of operations and cash flows for the three month periods ended May 4, 2002 and May 5, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 2, 2002, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 1, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2002, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Ernst & Young

Pittsburgh, Pennsylvania
May 15, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated store data for the three months ended May 4, 2002 and May 5, 2001
	Three Months Ended
	May 4, 2002	May 5, 2001
Number of stores at end of period:
Beginning of year	790	663
Opened	11	20
Closed	-	(1)
End of period	801	682

Store count and gross square feet by brand as of May 4, 2002 and May 5, 2001
	May 4, 2002		May 5, 2001
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	689	3,413,933	572	2,716,951
Bluenotes/Thriftys stores	112	354,853	110	327,952
Total stores and gross square feet at end of period	801	3,768,786	682	3,044,903

Comparison of three months ended May 4, 2002 to the three months ended May 5, 2001

Net sales increased 10.5% to $277.9 million from $251.5 million for the same period last year, primarily due to new stores. We operated 801 total stores at the end of the period compared to 682 total stores at the end of the prior period.

Consolidated comparable store sales, which include American Eagle and Bluenotes/Thriftys stores, decreased 6.1% when compared to the same period last year. Comparable store sales for the American Eagle stores declined 5.0% for the quarter ended May 4, 2002.

Gross profit increased 8.0% to $110.0 million from $101.9 million. Gross profit as a percent of net sales decreased to 39.6% from 40.5%. The decrease in gross profit as a percent of net sales was attributable primarily to an increase in buying, occupancy and warehousing costs offset by an improvement in merchandise margins. The increase in buying, occupancy and warehousing costs as a percent of net sales resulted primarily from the loss of sales leverage during the period.  The improvement in merchandise margins resulted primarily from improved mark-on in our American Eagle stores.

Selling, general and administrative expenses increased to $78.1 million from $69.6 million. As a percent of net sales, these expenses increased to 28.1% from 27.7%. The increase as a percent to sales is due primarily to the loss of sales leverage during the period.

Depreciation and amortization expense increased to $12.0 million from $8.1 million. As a percent of net sales, these expenses increased to 4.3% from 3.2%. The increase was due primarily to our new store expansion in the United States and Canada and our new distribution center in Kansas.

Other income decreased to $0.7 million, or 0.2% of net sales, from $1.0 million, or 0.4% of net sales. The decrease as a percent of net sales was primarily due to lower investment income resulting from lower average investment rates.

Income before income taxes decreased to $20.6 million from $25.1 million. As a percent of net sales, income before income taxes decreased to 7.4% from 10.0%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:
(In thousands)	May 4, 2002	February 2, 2002
Working capital	$232,783	$228,088
Current ratio	2.61	2.52

Net cash used for operating activities was $24.8 million for the three months ended May 4, 2002 compared to $12.4 million for the same period last year. The increase in net cash used for operating activities was due primarily to increased accounts and note receivable and decreased accrued liabilities, offset by an increase in accounts payable compared to the prior year.

Cash outflows for investing activities for the three months ended May 4, 2002 were primarily for capital expenditures of $17.7 million and the net purchase of short-term investments of $17.3 million.

At May 4, 2002, the Company had an unsecured demand lending arrangement (the "facility") with a bank to provide a $125.0 million line of credit at either the lender's prime lending rate (4.8% at May 4, 2002) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At May 4, 2002, letters of credit in the amount of $31.5 million were outstanding leaving a remaining available balance on the facility of $93.5 million. During June 2001, the Company entered into an agreement with a separate financial institution for an uncommitted letter of credit facility for $50.0 million. At May 4, 2002, letters of credit in the amount of $18.7 million were outstanding, leaving a remaining available balance on the uncommitted letter of credit facility of $31.3 million.

During November 2000, the Company entered into a $29.1 million non-revolving term facility (the "term facility") and a $4.9 million revolving operating facility (the "operating facility") in connection with the Canadian acquisition. The term facility matures in December 2007 and bears interest at the one-month Bankers' Acceptance Rate (2.1% at May 4, 2002) plus 140 basis points. The operating facility is due in November 2002, has five additional one-year extensions, and bears interest at either the lender's prime lending rate (4.0% at May 4, 2002) or the Bankers' Acceptance Rate (2.1% at May 4, 2002) plus 120 basis points. There were no borrowings under the operating facility for the period ended May 4, 2002.

Capital expenditures, net of construction allowances, totaled $17.7 million for the three months ended May 4, 2002. This amount consisted primarily of expenditures related to new and remodeled American Eagle stores in the United States.

We plan to open approximately 70 American Eagle stores in the United States and Canada during the remainder of the fiscal year. Additionally, we plan to remodel approximately 30 American Eagle stores during the remainder of Fiscal 2002. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank line of credits will be sufficient to meet our anticipated cash requirements through Fiscal 2002.

Critical Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements giving due regard to materiality. For more information regarding the Company's critical accounting policies, please see the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended February 2, 2002.

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

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

- the planned opening of approximately 70 American Eagle stores in the United States and Canada during the remainder of Fiscal 2002,
- the planned remodeling of approximately 30 American Eagle stores during the remainder of Fiscal 2002, and
- the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal
  2002 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

- our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
- the ability to obtain suitable sites for new stores at acceptable costs,
- our ability to successfully acquire and integrate other businesses,
- the expansion of buying and inventory capabilities,
- the interruption of the flow of merchandise from key vendors,
- any disaster or casualty resulting in the interruption of service for our distribution centers,
- the effect of overall economic conditions and consumer spending patterns,
- the effect of changes in weather patterns,
- the change in currency and exchange rates, interest rates, duties, tariffs, or quotas,
- the effect of competitive pressures from other retailers,
- the effect of international and domestic acts of terror, and
- the potential for a strike by the International Longshoreman's Workers Union on the entire United States West
  Coast upon the current contract expiration on July 1, 2002.

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
Dated June 12, 2002
American Eagle Outfitters, Inc. (Registrant)
/s/ Laura A. Weil Laura A. Weil Executive Vice President and Chief Financial Officer
/s/ Dale E. Clifton Dale E. Clifton Vice President, Controller and Chief Accounting Officer