Form 10-Q
period 2002-08-03
AMERICAN EAGLE OUTFITTERS INC
filed 2002-09-13
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549-0001
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2002
OR
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

Yes _X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 71,783,225 shares outstanding as of September 10, 2002.

AMERICAN EAGLE OUTFITTERS, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	PAGE NO.
Item 1. Financial Statements	3
Consolidated Balance Sheets August 3, 2002 (Unaudited) and February 2, 2002	3-4
Consolidated Statements of Operations (Unaudited) Three and six months ended August 3, 2002 and August 4, 2001	5
Consolidated Statements of Cash Flows (Unaudited) Six months ended August 3, 2002 and August 4, 2001	6-7
Notes to Consolidated Financial Statements	8-13
Review by Independent Accountants	14
Independent Accountants' Review Report	14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	N/A
Item 4. Controls and Procedures	N/A
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Forms 8-K	20
Signatures	21
Certifications	22-23
Exhibit 15 Acknowledgement of Independent Accountants	24
Exhibit 99 Officers' Certifications	25-26

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets
Current assets:	August 3, 2002 (Unaudited)	February 2, 2002
Cash and cash equivalents	$109,246	$180,398
Short-term investments	67,756	45,085
Merchandise inventory	148,781	91,096
Accounts and note receivable	17,971	17,627
Prepaid expenses and other	28,998	23,503
Deferred income taxes	20,521	20,321
Total current assets	393,273	378,030
Fixed assets:
Land	2,355	2,355
Buildings	19,783	19,719
Fixtures and equipment	146,803	134,831
Leasehold improvements	207,248	192,331
	376,189	349,236
Less: Accumulated depreciation and amortization	112,200	91,505
Net Fixed Assets	263,989	257,731
Goodwill, net of accumulated amortization	23,966	23,966
Other assets, net of accumulated amortization	20,512	12,994
Total assets	$701,740	$672,721

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$80,063	$39,067
Current portion of notes payable	8,780	4,044
Accrued compensation and payroll taxes	16,452	27,545
Accrued rent	26,387	29,779
Accrued income and other taxes	1,557	24,451
Unredeemed stored value cards and gift certificates	10,238	17,577
Other liabilities and accrued expenses	9,821	7,479
Total current liabilities	153,298	149,942
Non-current liabilities:
Commitments and contingencies	-	-
Notes payable	17,400	19,361
Other non-current liabilities	7,021	1,366
Total non-current liabilities	24,421	20,727
Stockholders' equity:
Preferred stock	-	-
Common stock	721	718
Contributed capital	161,156	151,240
Accumulated other comprehensive loss	(1,844)	(1,895)
Retained Earnings	402,585	379,787
Deferred compensation	(6,501)	(2,946)
Treasury stock	(32,096)	(24,852)
Total stockholders' equity	524,021	502,052
Total liabilities and stockholders' equity	$701,740	$672,721

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$319,223	$292,392	$597,116	$543,940
Cost of sales, including certain buying, occupancy and warehousing expenses	209,469	184,403	377,343	334,081
Gross profit	109,754	107,989	219,773	209,859
Selling, general and administrative expenses	81,154	75,284	159,293	144,899
Depreciation and amortization expense	12,487	9,851	24,445	17,949
Operating income	16,113	22,854	36,035	47,011
Other income, net	196	876	857	1,845
Income before income taxes	16,309	23,730	36,892	48,856
Provision for income taxes	6,229	8,424	14,094	18,005
Net income	$10,080	$15,306	$22,798	$30,851

Basic income per common share	$0.14	$0.21	$0.32	$0.43
Diluted income per common share	$0.14	$0.21	$0.31	$0.42
Weighted average common shares outstanding - basic	72,119	71,537	72,075	71,187
Weighted average common shares outstanding - diluted	73,265	74,586	73,427	74,185
Retained earnings, beginning	$392,505	$289,837	$379,787	$274,292
Net income	10,080	15,306	22,798	30,851
Retained earnings, ending	$402,585	$305,143	$402,585	$305,143

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	August 3, 2002	August 4, 2001
Operating activities:
Net income	$22,798	$30,851
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	24,445	17,949
Stock compensation	2,868	1,434
Deferred income taxes	(110)	(10,673)
Other	1,279	1,706
Changes in assets and liabilities:
Merchandise inventory	(57,733)	(61,181)
Accounts and note receivable	(412)	14,385
Prepaid expenses and other	(5,507)	(6,500)
Accounts payable	42,680	6,589
Unredeemed stored value cards and gift certificates	(7,346)	(6,007)
Accrued liabilities	(35,738)	(11,407)
Total adjustments	(35,574)	(53,705)
Net cash used for operating activities	(12,776)	(22,854)
Investing activities:
Capital expenditures	(32,125)	(72,745)
Purchase of short-term investments	(35,480)	(6,953)
Sale of short-term investments	12,761	34,880
Other investing activities	(1,940)	(2,164)
Net cash used for investing activities	(56,784)	(46,982)

Financing activities:
Principal payments on note payable	(2,670)	(2,834)
Proceeds from borrowings from line of credit	4,784	-
Repurchase of common stock	(5,646)	-
Net proceeds from stock options exercised	1,746	15,111
Net cash (used for) provided by financing activities	(1,786)	12,277
Effect of exchange rates on cash	194	(390)
Net decrease in cash and cash equivalents	(71,152)	(57,949)
Cash and cash equivalents-beginning of period	180,398	133,446
Cash and cash equivalents-end of period	$109,246	$75,497

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at August 3, 2002 and for the three and six month periods ended August 3, 2002 (the "current period") and August 4, 2001 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 2, 2002 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Short-Term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of August 3, 2002, short-term investments included investments with an original maturity of greater than three months (averaging approximately 10 months) and consisted primarily of tax-exempt municipal bonds and commercial paper classified as available for sale.

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 74,144,168 and 73,823,625 shares issued and 71,833,065 and 71,906,072 shares outstanding as of August 3, 2002 and February 2, 2002, respectively.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at August 3, 2002.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  As part of this stock repurchase program, the company purchased 337,100 shares of common stock for approximately $5.6 million on the open market during the six months ended August 3, 2002. Additionally, during the six months ended August 3, 2002 and August 4, 2001, the Company purchased 56,000 shares and 44,000 shares, respectively, from certain employees at market prices totaling $1.6 million and $1.4 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of the Company's potentially dilutive common shares, which include certain stock options and restricted stock. The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive common stock (stock options and restricted stock).

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net Income	$10,080	$15,306	$22,798	$30,851
Weighted average common shares outstanding:
Basic Shares	72,119	71,537	72,075	71,187
Dilutive effect of stock options and non-vested restricted stock	1,146	3,049	1,352	2,998
Diluted shares	73,265	74,586	73,427	74,185

Options to purchase 5,443,000 and 40,000 shares of common stock were outstanding at August 3, 2002 and August 4, 2001, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the August 3, 2002 presentation.

3. Supplemental Disclosures of Cash Flow Information
	Six Months Ended
(In thousands)	August 3, 2002	August 4, 2001
Cash paid for interest	$896	$993
Income tax payments	$38,922	$40,793
Increases to contributed capital related to the tax benefits associated with the exercise and vesting of stock options and restricted stock	$1,148	$12,482

4. Related Party Transactions

The Company has various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of Schottenstein Stores Corporation ("SSC"). The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $0.6 million and $0.5 million for the three months ended August 3, 2002 and August 4, 2001, respectively, and $1.2 million for the six months ended August 3, 2002 and August 4, 2001, under the lease.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including Value City Department Stores, Inc. ("VCDS"), a publicly traded subsidiary of SSC. These sell-offs are typically sold below cost. Proceeds from sell-offs have an insignificant effect on cost of sales. For the three months ended August 3, 2002 and August 4, 2001, proceeds from sell-offs to VCDS were $0.2 million and $1.4 million, respectively. For the six months ended August 3, 2002 and August 4, 2001, proceeds from sell-offs to VCDS were $3.9 million and $2.2 million, respectively.

The Company had approximately $1.6 million and $2.3 million included in accounts receivable at August 3, 2002 and February 2, 2002, respectively, that pertained to related parties. The majority of the receivable related to merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended August 3, 2002 and August 4, 2001, the Company paid approximately $0.1 million for these services. The Company paid approximately $0.2 million and $0.6 million for these services for the six months ended August 3, 2002 and August 4, 2001, respectively.

Additionally, the Company paid $0.5 million and $0.7 million, respectively, for the three and six months ended August 3, 2002 and $0.4 million for the six months ended August 4, 2001, to cover its share of operating costs based on usage of the corporate aircraft. There were no monies paid for usage of the corporate aircraft during the three months ended August 4, 2001.

5. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:
(In thousands)	August 3, 2002	February 2, 2002
Accounts receivable - construction allowances	$4,875	$4,198
Related party accounts receivable	1,578	2,313
Note receivable	3,617	2,645
Accounts receivable - other	7,901	8,471
Total	$17,971	$17,627

6. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:
	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net Income	$10,080	$15,306	$22,798	$30,851
Unrealized gain (loss) on investments, net of tax	(147)	-	262	-
Foreign currency translation adjustment, net of tax	(473)	628	(427)	(343)
Unrealized derivative gains (losses) on cash flow hedge, net of tax	62	(107)	216	(230)
Other comprehensive income (loss), net of tax	(558)	521	51	(573)
Total comprehensive income	$9,522	$15,827	$22,849	$30,278

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

Other intangible assets, net of accumulated amortization, were immaterial as of August 3, 2002 and August 4, 2001 and are included in other assets, net of accumulated amortization, on the balance sheet for the respective periods.

In accordance with SFAS No. 142, the Company did not restate the three or six months ended August 3, 2001 to add back the amortization expense of goodwill. For the three and six months ended August 3, 2001, goodwill amortization expense did not have a material impact on net income or earnings per share.

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

The Company recognizes its derivative on the balance sheet at fair value at the end of each period.  Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). For the three months ended August 3, 2002 and August 4, 2001, unrealized net gains (losses) on derivative instruments of approximately $0.1 million and $(0.1) million, respectively, net of related tax effects, were recorded in other comprehensive income (loss).

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

9. Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of August 3, 2002, under the original terms of this executive's option agreements, 256,200 shares would have remained unvested which could result in compensation expense and a reduction to net income by $0.3 million based on the August 3, 2002 stock value if the executive ceases employment with the Company.

10. Income Taxes

For the three and six months ended August 3, 2002, the effective tax rate used for the provision of income tax approximated 38%. For the three and six months ended August 4, 2001, the effective tax rate used for the provision of income tax approximated 36% and 37%, respectively.

11. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and six month periods ended August 3, 2002 and August 4, 2001, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of August 3, 2002, the related consolidated statements of operations for the three and six month periods ended August 3, 2002 and August 4, 2001, and the consolidated statements of cash flows for the six month periods ended August 3, 2002 and August 4, 2001. These financial statements are the responsibility of the Company's management.

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
August 13, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated store data for the six months ended August 3, 2002 and August 4, 2001
	Six Months Ended
(In thousands)	August 3, 2002	August 4, 2001
Number of stores at end of period:
Beginning of year	790	663
Opened	33	72
Closed	(1)	(2)
End of period	822	733

Store count and gross square feet by brand as of August 3, 2002 and August 4, 2001
	August 3, 2002		August 4, 2001
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	711	3,552,195	623	2,979,653
Bluenotes/Thriftys stores	111	352,210	110	332,984
Total stores and gross square feet at end of period	822	3,904,405	733	3,312,637

Comparison of three months ended August 3, 2002 to the three months ended August 4, 2001

Net sales increased 9.2% to $319.2 million from $292.4 million for the same period last year, primarily due to new stores. We operated 822 total stores at the end of the period compared to 733 total stores at the end of the prior period.

Consolidated comparable store sales, which include American Eagle and Bluenotes/Thriftys stores, decreased 5.5% when compared to the same period last year. Comparable store sales for the American Eagle stores declined 4.8% for the three months ended August 3, 2002.

Gross profit increased to $109.8 million from $108.0 million. Gross profit as a percent of net sales decreased to 34.4% from 36.9%. The decrease in gross profit as a percent of net sales was attributable primarily to lower merchandise margins and the deleveraging of buying, occupancy and warehousing costs in our American Eagle stores in the United States. Lower merchandise margins resulted from an increase in markdowns as a percent to sales offset by improved markon. The deleveraging of buying, occupancy and warehousing costs resulted primarily from an increase in rent expense as a percent to sales.

Selling, general and administrative expenses increased to $81.2 million from $75.3 million. As a percent of net sales, these expenses decreased to 25.4% from 25.7%. The decrease as a percent to sales is due primarily to a decrease in the cost of communications, store salaries, professional services, information technology, supplies and travel as a percent to sales.

Depreciation and amortization expense increased to $12.5 million from $9.9 million due primarily to our new store expansion in the United States. As a percent of net sales, these expenses increased to 3.9% from 3.4%.

Other income decreased to $0.2 million, or 0.1% of net sales, from $0.9 million, or 0.3% of net sales. The decrease as a percent of net sales was primarily due to higher interest expense.

Income before income taxes decreased to $16.3 million from $23.7 million. As a percent of net sales, income before income taxes decreased to 5.2% from 8.1%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of six months ended August 3, 2002 to the six months ended August 4, 2001

Net sales increased 9.8% to $597.1 million from $543.9 million for the same period last year, primarily due to new stores. We operated 822 total stores at the end of the period compared to 733 total stores at the end of the prior period.

Consolidated comparable store sales, which include American Eagle and Bluenotes/Thriftys stores, decreased 5.7% when compared to the same period last year. Comparable store sales for the American Eagle stores declined 4.9% for the six months ended August 3, 2002.

Gross profit increased to $219.8 million from $209.9 million. Gross profit as a percent of net sales decreased to 36.8% from 38.6%. The decrease in gross profit as a percent of net sales was attributable to the deleveraging of buying, occupancy and warehousing costs, which resulted primarily from an increase in rent expense as a percent to sales.

Selling, general and administrative expenses increased to $159.3 million from $144.9 million. As a percent of net sales, these expenses increased to 26.7% from 26.6%. The increase as a percent to sales is due primarily to an increase in the cost of communications and advertising offset by the leveraging of store salaries and travel.

Depreciation and amortization expense increased to $24.4 million from $17.9 million due primarily to our new store expansion in the United States. As a percent of net sales, these expenses increased to 4.1% from 3.3%.

Other income decreased to $0.9 million, or 0.2% of net sales, from $1.8 million, or 0.3% of net sales. The decrease as a percent of net sales was primarily due to lower investment income resulting from lower average investment rates and higher interest expense.

Income before income taxes decreased to $36.9 million from $48.9 million. As a percent of net sales, income before income taxes decreased to 6.2% from 9.0%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:
(In thousands)	August 3, 2002	February 2, 2002
Working capital	$239,975	$228,088
Current ratio	2.57	2.52

Net cash used for operating activities was $12.8 million for the six months ended August 3, 2002 compared to $22.9 million for the same period last year. The decrease in net cash used for operating activities was due primarily to an increase in accounts payable compared to the prior year offset by decreased accrued liabilities and increased receivables compared to the prior year.

Net cash used for investing activities of $56.8 million was primarily for capital expenditures of $32.1 million and the net purchase of short-term investments of $22.7 million for the six months ended August 3, 2002.

Cash outflows for financing activities for the six months ended August 3, 2002 were primarily for stock repurchases of $5.6 million offset by $4.8 million provided by borrowings on the revolving operating facility.

At August 3, 2002, the Company had an unsecured demand lending arrangement (the "facility") with a bank to provide a $125.0 million line of credit at either the lender's prime lending rate (4.8% at August 3, 2002) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At August 3, 2002, letters of credit in the amount of $50.0 million were outstanding leaving a remaining available balance on the facility of $75.0 million. During June 2001, the Company entered into an agreement with a separate financial institution for an uncommitted letter of credit facility for $50.0 million. At August 3, 2002, letters of credit in the amount of $23.4 million were outstanding, leaving a remaining available balance on the uncommitted letter of credit facility of $26.6 million.

During November 2000, the Company entered into a $29.1 million non-revolving term facility (the "term facility") and a $4.9 million revolving operating facility (the "operating facility") in connection with the Canadian acquisition. The term facility matures in December 2007 and bears interest at the one-month Bankers' Acceptance Rate (2.8% at August 3, 2002) plus 140 basis points. The operating facility is due in November 2002, has five additional one-year extensions, and bears interest at either the lender's prime lending rate (4.5% at August 3, 2002) or the Bankers' Acceptance Rate (2.8% at August 3, 2002) plus 120 basis points. At August 3, 2002, borrowings under the operating facility were $4.8 million.

Capital expenditures, net of construction allowances, totaled $32.1 million for the six months ended August 3, 2002. This amount consisted primarily of expenditures related to new and remodeled American Eagle stores in the United States.

We expect capital expenditures during the remainder of Fiscal 2002 to be approximately $50 to $55 million, net of construction allowances, which will relate primarily to approximately 45-50 new American Eagle stores in the United States and Canada, remodeling approximately 15-20 American Eagle stores in the United States and system improvements. This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank lines of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2002.

Critical Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. Accordingly, results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. For more information regarding the Company's critical accounting policies, please see the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended February 2, 2002.

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

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

- the planned opening of approximately 45-50 American Eagle stores in the United States and Canada during the remainder of Fiscal 2002,
- the planned remodeling of approximately 15-20 American Eagle stores during the remainder of Fiscal 2002, and
- the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal
  2002 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

- our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
- the ability to obtain suitable sites for new stores at acceptable costs,
- our ability to successfully acquire and integrate other businesses,
- the expansion of buying and inventory capabilities,
- the interruption of the flow of merchandise from key vendors,
- any disaster or casualty resulting in the interruption of service for our distribution centers,
- the effect of overall economic conditions and consumer spending patterns,
- the effect of changes in weather patterns,
- the change in currency and exchange rates, interest rates, duties, tariffs, or quotas,
- the effect of competitive pressures from other retailers,
- the effect of international and domestic acts of terror, and
- the potential for a strike by the International Longshoreman's Workers Union on the entire United States West
Coast.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2002 Annual Meeting of Stockholders on June 5, 2002. Holders of 64,556,997 shares of the Company's common stock were present in person or by proxy representing approximately 89.6% of the Company's 72,056,581 shares outstanding on the record date.

(b) and (c)	The following persons continue to serve as Class II directors: Thomas R. Ketteler, John L. Marakas, David W. Thompson and Gerald E. Wedren; and the following persons continue to serve as Class III directors: Jon P. Diamond, Martin P. Doolan, Gilbert W. Harrison and James V. O'Donnell. The following persons were elected as Class I members of the Board of Directors to serve a three year term until the annual meeting in 2005 or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Shares For	Shares Abstain
Ari Deshe	61,327,401	3,229,596
Michael G. Jesselson	61,802,221	2,754,776
George Kolber	61,273,459	3,283,538
Roger S. Markfield	53,976,875	10,580,122
Jay L. Schottenstein	53,733,759	10,823,238

The stockholder proposal regarding adoption of human rights standards did not pass. It received 4,797,762 shares for, 48,741,229 shares against, 1,947,747 shares abstain and 9,070,259 shares not voted. The Company has an existing comprehensive vendor compliance program that contractually requires all suppliers to meet our global workplace standards, including human rights standards.

(d)	Not applicable

Item 6. Exhibits

(a)	Exhibit 15 Acknowledgement of Ernst & Young LLP

 Exhibit 99.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 13, 2002

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jay L. Schottenstein, Chief Executive Officer of American Eagle Outfitters, Inc., certify that:

    I have reviewed this quarterly report on Form 10-Q of American Eagle Outfitters, Inc.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/ Jay L. Schottenstein

Jay L. Schottenstein
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Laura A. Weil, Chief Financial Officer of American Eagle Outfitters, Inc., certify that:

    I have reviewed this quarterly report on Form 10-Q of American Eagle Outfitters, Inc.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer