Form 10-Q
period 2002-11-02
AMERICAN EAGLE OUTFITTERS INC
filed 2002-12-17
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549-0001
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2002
OR
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

Yes _X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 71,186,937 shares outstanding as of December 9, 2002.

AMERICAN EAGLE OUTFITTERS, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	PAGE NO.
Item 1. Financial Statements	3
Consolidated Balance Sheets November 2, 2002 (Unaudited) and February 2, 2002	3-4
Consolidated Statements of Operations (Unaudited) Three and nine months ended November 2, 2002 and November 3, 2001	5
Consolidated Statements of Cash Flows (Unaudited) Nine months ended November 2, 2002 and November 3, 2001	6-7
Notes to Consolidated Financial Statements	8-13
Review by Independent Accountants	14
Independent Accountants' Review Report	14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21
Certifications	22-24

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 2, 2002 (Unaudited)	February 2, 2002
Assets
Current assets:
Cash and cash equivalents	$115,396	$180,398
Short-term investments	57,576	45,085
Merchandise inventory	181,916	91,096
Accounts and note receivable	22,182	17,627
Prepaid expenses and other	30,810	23,503
Deferred income taxes	16,352	20,321
Total current assets	424,232	378,030
Fixed assets:
Land	2,355	2,355
Buildings	19,888	19,719
Fixtures and equipment	157,272	134,831
Leasehold improvements	215,251	192,331
	394,766	349,236
Less: Accumulated depreciation and amortization	124,483	91,505
Net fixed Assets	270,283	257,731
Goodwill, net of accumulated amortization	23,966	23,966
Other assets, net of accumulated amortization	22,626	12,994
Total assets	$741,107	$672,721

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$94,151	$39,067
Current portion of notes payable	8,929	4,044
Accrued compensation and payroll taxes	19,093	27,545
Accrued rent	26,998	29,779
Accrued income and other taxes	8,277	24,451
Unredeemed stored value cards and gift certificates	10,216	17,577
Other liabilities and accrued expenses	8,400	7,479
Total current liabilities	176,064	149,942
Non-current liabilities:
Commitments and contingencies	-	-
Notes payable	16,663	19,361
Other non-current liabilities	8,837	1,366
Total non-current liabilities	25,500	20,727
Stockholders' equity:
Preferred stock	-	-
Common stock	721	718
Contributed capital	154,956	151,240
Accumulated other comprehensive loss	(874)	(1,895)
Retained Earnings	429,646	379,787
Deferred compensation	(2,623)	(2,946)
Treasury stock	(42,283)	(24,852)
Total stockholders' equity	539,543	502,052
Total liabilities and stockholders' equity	$741,107	$672,721

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$374,471	$363,659	$971,587	$907,599
Cost of sales, including certain buying, occupancy and warehousing expenses	228,164	214,120	605,507	548,201
Gross profit	146,307	149,539	366,080	359,398
Selling, general and administrative expenses	89,845	88,610	249,138	233,509
Depreciation and amortization expense	12,969	11,403	37,414	29,352
Operating income	43,493	49,526	79,528	96,537
Other income, net	284	53	1,141	1,898
Income before income taxes	43,777	49,579	80,669	98,435
Provision for income taxes	16,716	18,837	30,810	36,842
Net income	$27,061	$30,742	$49,859	$61,593

Basic income per common share	$0.38	$0.43	$0.69	$0.86
Diluted income per common share	$0.37	$0.42	$0.68	$0.83
Weighted average common shares outstanding - basic	71,559	71,891	71,901	71,416
Weighted average common shares outstanding - diluted	72,405	73,455	73,088	73,880
Retained earnings, beginning	$402,585	$305,143	$379,787	$274,292
Net income	27,061	30,742	49,859	61,593
Retained earnings, ending	$429,646	$335,885	$429,646	$335,885

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	November 2, 2002	November 3, 2001
Operating activities:
Net income	$49,859	$61,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,414	29,352
Stock compensation	849	2,149
Deferred income taxes	(1,052)	9,757
Other	2,027	2,158
Changes in assets and liabilities:
Merchandise inventory	(90,498)	(92,877)
Accounts and note receivable	(3,558)	(138)
Prepaid expenses and other	(7,245)	(13,421)
Accounts payable	56,502	39,030
Unredeemed stored value cards and gift certificates	(7,375)	(5,847)
Accrued liabilities	(21,278)	(14,956)
Total adjustments	(34,214)	(44,793)
Net cash provided by operating activities	15,645	16,800
Investing activities:
Capital expenditures	(50,184)	(101,708)
Purchase of short-term investments	(59,563)	(13,858)
Sale of short-term investments	47,085	29,932
Other investing activities	(4,956)	-
Net cash used for investing activities	(67,618)	(85,634)

Financing activities:
Principal payments on note payable	(4,036)	(5,770)
Proceeds from borrowings from line of credit	4,775	-
Repurchase of common stock	(15,802)	(1,085)
Net proceeds from stock options exercised	1,834	15,543
Net cash (used for) provided by financing activities	(13,229)	8,688
Effect of exchange rates on cash	200	(349)
Net decrease in cash and cash equivalents	(65,002)	(60,495)
Cash and cash equivalents-beginning of period	180,398	133,446
Cash and cash equivalents-end of period	$115,396	$72,951

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at November 2, 2002 and for the three and nine month periods ended November 2, 2002 (the "current period") and November 3, 2001 (the "prior period") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 2, 2002 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Short-Term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of November 2, 2002, short-term investments included investments with an original maturity of greater than three months (averaging approximately 10 months) and consisted primarily of tax-exempt municipal bonds and taxable agency bonds classified as available for sale.

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 74,161,838 and 73,823,625 shares issued and 71,185,837 and 71,906,072 shares outstanding as of November 2, 2002 and February 2, 2002, respectively.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at November 2, 2002.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  As part of this stock repurchase program, the company purchased 1,000,000 shares of common stock for approximately $15.8 million and 63,800 shares of common stock for approximately $1.1 million on the open market during the nine months ended November 2, 2002 and November 3, 2001, respectively. Additionally, during the nine months ended November 2, 2002 and November 3, 2001, the Company purchased 58,000 shares and 44,000 shares, respectively, from certain employees at market prices totaling $1.6 million and $1.4 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net Income	$27,061	$30,742	$49,859	$61,593
Weighted average common shares outstanding:
Basic Shares	71,559	71,891	71,901	71,416
Dilutive effect of stock options and non-vested restricted stock	846	1,564	1,187	2,464
Diluted shares	72,405	73,455	73,088	73,880

Options to purchase 6,262,000 and 5,464,000 shares of common stock during the three and nine months ended November 2, 2002, respectively, and 1,988,000 and 771,000 shares during the three and nine months ended November 3, 2001, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for the prior period in order to conform to the November 2, 2002 presentation.

3. Supplemental Disclosures of Cash Flow Information
	Nine Months Ended
(In thousands)	November 2, 2002	November 3, 2001
Cash paid for interest	$1,573	$1,423
Income tax payments	$53,306	$56,566
Increases to contributed capital related to the tax benefits associated with the exercise and vesting of stock options and restricted stock	$1,150	$12,372

4. Related Party Transactions

The Company has various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of Schottenstein Stores Corporation ("SSC"). The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $0.6 million for the three months ended November 2, 2002 and November 3, 2001 and $1.8 million and $1.9 million for the nine months ended November 2, 2002 and November 3, 2001, respectively, under the lease.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including Value City Department Stores, Inc. ("VCDS"), a publicly traded subsidiary of SSC. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales.  For the three months ended November 2, 2002 and November 3, 2001, proceeds from sell-offs to VCDS were $3.3 million and $2.0 million, respectively. For the nine months ended November 2, 2002 and November 3, 2001, proceeds from sell-offs to VCDS were $7.2 million and $4.2 million, respectively.

The Company had approximately $3.4 million and $2.3 million included in accounts receivable at November 2, 2002 and February 2, 2002, respectively, that pertained to related parties. The majority of the receivable related to merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended November 2, 2002 and November 3, 2001, the Company paid approximately $0.1 million for these services. The Company paid approximately $0.3 million and $0.7 million for these services for the nine months ended November 2, 2002 and November 3, 2001, respectively.

During October 2001, the Company made a deposit with SSC of approximately $1.2 million in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft.  The Company made an additional deposit of approximately $1.3 million during October 2002 for the acquisition of an interest in additional corporate aircraft.  These deposits are included in other assets, net of accumulated amortization.   Additionally, the Company paid $0.2 million and $0.9 million, respectively, for the three and nine months ended November 2, 2002 and $0.1 million and $0.5 million for the three and nine months ended November 3, 2001, respectively, to cover its share of operating costs based on usage of the corporate aircraft.

5. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:
(In thousands)	November 2, 2002	February 2, 2002
Accounts receivable - construction allowances	$9,418	$4,198
Related party accounts receivable	3,363	2,313
Note receivable	375	2,645
Accounts receivable - sell-offs to non-related parties	3,109	1,324
Interest income receivable	733	620
Accounts receivable - other	5,184	6,527
Total	$22,182	$17,627

6. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:
	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net Income	$27,061	$30,742	$49,859	$61,593
Unrealized loss on investments, net of tax	(262)	-	-	-
Foreign currency translation adjustment, net of tax	1,077	(1,194)	650	(1,537)
Unrealized derivative gains (losses) on cash flow hedge, net of tax	155	(347)	371	(577)
Other comprehensive income (loss), net of tax	970	(1,541)	1,021	(2,114)
Total comprehensive income	$28,031	$29,201	$50,880	$59,479

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

Other intangible assets, net of accumulated amortization, were approximately $4.8 million and $2.7 million as of November 2, 2002 and February 2, 2002, respectively, and are included in other assets, net of accumulated amortization, on the balance sheet for the respective periods.

In accordance with SFAS No. 142, the Company did not restate the three or nine months ended November 3, 2001 to add back the amortization expense of goodwill.  If SFAS No. 142 had been adopted as of February 4, 2001, basic and diluted income per common share would have been unchanged from the reported amounts for the three and nine months ended November 3, 2001.

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

The Company recognizes its derivative on the balance sheet at fair value at the end of each period.  Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss).  Unrealized net gains (losses) on derivative instruments of approximately $0.2 million and $(0.3) million for the three months ended November 2, 2002 and November 3, 2001, respectively, and $0.4 million and $(0.6) million for the nine months ended November 2, 2002 and November 3, 2001, respectively,  net of related tax effects, were recorded in other comprehensive income (loss).

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

9. Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of November 2, 2002, under the original terms of this executive's option agreements, 256,200 shares would have remained unvested which could result in compensation expense and a reduction to net income by $0.3 million based on the November 2, 2002 stock value if the executive ceases employment with the Company.

10. Income Taxes

For the three and nine months ended November 2, 2002, the effective tax rate used for the provision of income tax approximated 38%. For the three and nine months ended November 3, 2001, the effective tax rate used for the provision of income tax approximated 38% and 37%, respectively.

11. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and nine month periods ended November 2, 2002 and November 3, 2001, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of November 2, 2002, the related consolidated statements of operations for the three and nine month periods ended November 2, 2002 and November 3, 2001, and the consolidated statements of cash flows for the nine month periods ended November 2, 2002 and November 3, 2001. These financial statements are the responsibility of the Company's management.

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
November 12, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated store data for the nine months ended November 2, 2002 and November 3, 2001
	Nine Months Ended
(In thousands)	November 2, 2002	November 3, 2001
Number of stores at end of period:
Beginning of year	790	663
Opened	65	127
Closed	(1)	(2)
End of period	854	788

Store count and gross square feet by brand as of November 2, 2002 and November 3, 2001
	November 2, 2002		November 3, 2001
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	743	3,743,677	676	3,312,004
Bluenotes/Thriftys stores	111	352,210	112	345,896
Total stores and gross square feet at end of period	854	4,095,887	788	3,657,900

Comparison of three months ended November 2, 2002 to the three months ended November 3, 2001

Net sales increased 3.0% to $374.5 million from $363.7 million for the same period last year, primarily due to new stores. We operated 854 total stores at the end of the 2002 period compared to 788 total stores at the end of the prior year period.

Consolidated comparable store sales, which include American Eagle and Bluenotes/Thriftys stores, decreased 7.0% when compared to the same period last year. Comparable store sales for the American Eagle stores declined 5.2% for the three months ended November 2, 2002.  Bluenotes/Thriftys comparable store sales decreased 27.5% for the period compared to last year.

Gross profit decreased to $146.3 million from $149.5 million. Gross profit as a percent of net sales decreased to 39.1% from 41.1%. The decrease in gross profit as a percent of net sales was attributable primarily to lower merchandise margins and the deleveraging of buying, occupancy and warehousing costs.  Lower merchandise margins resulted from an increase in markdowns as a percent to sales partially offset by an improved markon. The deleveraging of buying, occupancy and warehousing costs resulted primarily from an increase in rent expense and utilities as a percent to sales.

Selling, general and administrative expenses increased to $89.8 million from $88.6 million. As a percent of net sales, these expenses decreased to 24.0% from 24.4%. The decrease as a percent to sales is due primarily to the decline in home office salaries, leasing costs, services purchased and travel as a percent to sales.

Depreciation and amortization expense increased to $13.0 million from $11.4 million due primarily to our United States expansion, including new and remodeled stores. As a percent of net sales, these expenses increased to 3.5% from 3.1%.

Other income increased to $0.3 million, or 0.1% of net sales, from $0.1 million, or 0.0% of net sales. The increase as a percent of net sales was primarily due to higher investment income resulting from higher cash reserves partially offset by lower average investment rates.

Income before income taxes decreased to $43.8 million from $49.6 million. As a percent of net sales, income before income taxes decreased to 11.7% from 13.6%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Comparison of nine months ended November 2, 2002 to the nine months ended November 3, 2001

Net sales increased 7.0% to $971.6 million from $907.6 million for the same period last year, primarily due to new stores. We operated 854 total stores at the end of the 2002 period compared to 788 total stores at the end of the prior year period.

Consolidated comparable store sales, which include American Eagle and Bluenotes/Thriftys stores, decreased 6.2% when compared to the same period last year. Comparable store sales for the American Eagle stores declined 5.0% for the nine months ended November 2, 2002.  Bluenotes/Thriftys comparable store sales decreased 20.6% for the period compared to last year.

Gross profit increased to $366.1 million from $359.4 million. Gross profit as a percent of net sales decreased to 37.7% from 39.6%. The decrease in gross profit as a percent of net sales was attributable primarily to the deleveraging of buying, occupancy and warehousing costs, which resulted primarily from an increase in rent expense and utilities as a percent to sales.

Selling, general and administrative expenses increased to $249.1 million from $233.5 million. As a percent of net sales, these expenses decreased to 25.6% from 25.7%. The decrease as a percent to sales is due primarily to the decline in salaries, services purchased and leasing costs as a percent to sales.

Depreciation and amortization expense increased to $37.4 million from $29.4 million due primarily to our United States expansion, including new and remodeled stores.  As a percent of net sales, these expenses increased to 3.9% from 3.2%.

Other income decreased to $1.1 million, or 0.1% of net sales, from $1.9 million, or 0.2% of net sales. The decrease as a percent of net sales was primarily due to higher interest expense.

Income before income taxes decreased to $80.7 million from $98.4 million. As a percent of net sales, income before income taxes decreased to 8.3% from 10.9%. The decrease in income before income taxes as a percent of sales was attributable to the factors noted above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:
(In thousands)	November 2, 2002	February 2, 2002
Working capital	$248,168	$228,088
Current ratio	2.41	2.52

Net cash provided by operating activities was $15.6 million for the nine months ended November 2, 2002 compared to $16.8 million for the same period last year. The decrease in net cash provided by operating activities was due primarily to lower net income adjusted for depreciation and amortization expense for the nine months ended November 2, 2002 compared to the same period last year.  Additionally, decreased accrued liabilities and increased receivables offset by an increase in accounts payable and decreased prepaid expenses contributed to the decrease in cash provided by operating activities compared to the prior year.

Net cash used for investing activities of $67.6 million was primarily for capital expenditures of $50.2 million and the net purchase of short-term investments of $12.5 million for the nine months ended November 2, 2002.

Cash outflows for financing activities for the nine months ended November 2, 2002 were primarily for stock repurchases of $15.8 million and $4.0 used for principal payments on the note payable offset by $4.8 million provided by borrowings on the revolving operating facility.

In October 2002, the Company amended its unsecured demand lending arrangement (the "facility") with its bank.  The amended facility provides a $118.6 million line of credit at either the lender's prime lending rate (4.8% at November 2, 2002) or a negotiated rate such as LIBOR   The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At November 2, 2002, letters of credit in the amount of $70.4 million were outstanding leaving a remaining available balance on the facility of $48.2 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution.  At November 2, 2002, letters of credit in the amount of $42.9 million were outstanding, leaving a remaining available balance on the uncommitted letter of credit facility of $7.1 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") and a $4.9 million revolving operating facility (the "operating facility") in connection with its Canadian acquisition.  During October 2002, the Company amended its operating facility to increase the amount available for borrowing to $11.2 million.  The term facility matures in December 2007 and bears interest at the one-month Bankers' Acceptance Rate (2.8% at November 2, 2002) plus 140 basis points.  At November 2, 2002, the remaining balance on the term facility was $20.8 million.  The operating facility was due in November 2002, has five additional one-year extensions, and bears interest at either the lender's prime lending rate (4.5% at November 2, 2002) or the Bankers' Acceptance Rate (2.8% at November 2, 2002) plus 120 basis points.  In November 2002, the Company entered into a one year extension for the operating facility.  At November 2, 2002, borrowings under the operating facility were $4.8 million.

Capital expenditures, net of construction allowances, totaled $50.2 million for the nine months ended November 2, 2002. This amount consisted primarily of expenditures related to new and remodeled American Eagle stores in the United States, fixtures and improvements to existing stores and technological improvements.

We expect capital expenditures during the remainder of Fiscal 2002 to be approximately $15 to $20 million which will relate primarily to approximately fifteen new American Eagle stores in the United States, remodeling approximately nine American Eagle stores in the United States and one Bluenotes/Thriftys store in Canada and system improvements. Additionally, we expect capital expenditures for Fiscal 2003 to be approximately $90 to $95 million.  This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable mall store leases that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank lines of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2002 and Fiscal 2003.

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

Safe Harbor Statement, Seasonality, and Business Risks

This report contains various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

- the planned opening of approximately fifteen American Eagle stores in the United States during the remainder of Fiscal 2002,
- the planned remodeling of approximately nine American Eagle stores and one Bluenotes/Thriftys store in Canada during the remainder of Fiscal 2002,
- the plan to spend approximately $90 to $95 million on capital expenditures during Fiscal 2003 and
- the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal
  2002 and Fiscal 2003 cash requirements.

We caution that these statements are further qualified by factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

- our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner,
- the ability to obtain suitable sites for new stores at acceptable costs,
- our ability to successfully reposition the Bluenotes brand,
- our ability to successfully acquire and integrate other businesses,

- the expansion of buying and inventory capabilities,
- the interruption of the flow of merchandise from key vendors,
- the effect of an interruption in key business systems,
- any disaster or casualty resulting in the interruption of service for our distribution centers,
- the effect of overall economic conditions and consumer spending patterns,
- the effect of changes in weather patterns,
- the change in currency and exchange rates, interest rates, duties, tariffs, or quotas,
- the effect of competitive pressures from other retailers, and
- the effect of international and domestic acts of terror.

The impact of the above factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2001, the third and fourth fiscal quarters accounted for approximately 60.4% of our sales. As a result of this seasonality, any factors negatively affecting us during these periods of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

The Co-Chief Executive Officers and the Chief Financial Officer of the Company (its principal executive officers and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.12 Employment Agreement between the Registrant and Susan P. Miller dated September 4, 2002

Exhibit 15           Acknowledgement of Ernst & Young LLP

 Exhibit 99.1        Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2        Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following reports on Form 8-K during the three months ended November 2, 2002:

1.  On September 13, 2002, Jay L. Schottenstein, Chief Executive Officer, and Laura A. Weil, Chief Financial Officer, each filed with the Securities and Exchange Commission a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings as required by SEC Order 4-460 issued on June 27, 2002, filed on Form 8-K with the SEC on September 13, 2002.

2.   On November 6, 2002, American Eagle Outfitters, Inc. (the "Company") issued a press release announcing the Company's October 2002 sales, filed on Form 8-K with the SEC on November 7, 2002.

3. On November 14, 2002, American Eagle Outfitters, Inc. (the "Company") issued a press release announcing the Company's financial results for the third quarter ended November 2, 2002, filed on Form 8-K with the SEC on November 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated December 16, 2002

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Roger S. Markfield, Co-Chief Executive Officer of American Eagle Outfitters, Inc., certify that:

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
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002

/s/ Roger S. Markfield

Roger S. Markfield
President and Co-Chief Executive Officer

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, James V. O'Donnell, Co-Chief Executive Officer of American Eagle Outfitters, Inc., certify that:

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
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002

/s/ James V. O'Donnell

James V. O'Donnell
Co-Chief Executive Officer

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
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer