Form 10-K
period 2003-02-01
AMERICAN EAGLE OUTFITTERS INC
filed 2003-04-02
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-0001

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2003

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23760

American Eagle Outfitters, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 150 Thorn Hill Drive, Warrendale, PA (Address of principal executive offices)	No. 13-2721761 (I.R.S. Employer Identification No.) 15086-7528 (Zip Code

Registrant's telephone number, including area code: (724) 776-4857

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, without par value
                                                                                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X] NO [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 3, 2002 was $810 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 71,058,137 Common Shares were outstanding at March 14 , 2003.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for 2003 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Overview

American Eagle Outfitters, Inc., a Delaware corporation, is a specialty retailer of casual apparel, accessories, and footwear for men and women between the ages of 16 and 34. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. We design, market, and sell our own brand of relaxed, clean, and versatile clothing, providing high-quality merchandise at affordable prices. Our lifestyle collection offers casual basics like khakis, cargos, and jeans; fashion tops like rugbys, polos, and graphic T's; and functional items like swimwear, outerwear, footwear and accessories under our American Eagle Outfitters® and AE® brand names.

We also operate the Bluenotes/Thriftys specialty apparel chain in Canada. The Bluenotes/Thriftys brand targets a slightly younger demographic, offering a more urban/suburban, denim-driven collection for 12 to 22 year olds.

As of February 1, 2003, we operated 753 American Eagle Outfitters stores in the United States and Canada and 111 Bluenotes/Thriftys stores in Canada. We also operated via the internet at www.ae.com.

As used in this report, all references to "we, " "our," and "the Company" refer to American Eagle Outfitters, Inc. and its subsidiaries. The term "American Eagle" refers to our U.S. and Canadian American Eagle Outfitters stores and the Company's e-commerce business, ae.com. "Bluenotes" refers to the Bluenotes/Thriftys specialty apparel chain in Canada.

Organization

On April 13, 1994, the Company successfully completed an initial public offering of its common stock. Our stock is traded on the Nasdaq National Market under the symbol "AEOS".

In November 2000, we acquired three businesses in Canada - the Bluenotes chain, an established Canadian brand, the Braemar chain, with excellent real estate in prime mall locations, of which 46 were converted to American Eagle stores during Fiscal 2001, and National Logistics Services ("NLS"), a 400,000 square foot distribution center near Toronto, which handles all of the distribution needs for our Canadian operations and provides services to third parties.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2002" refers to the fifty-two week period ended February 1, 2003. "Fiscal 2001" and "Fiscal 2000" refer to the fifty-two and fifty-three week periods ended February 2, 2002 and February 3, 2001, respectively. "Fiscal 2003" refers to the fifty-two week period ending January 31, 2004.

Store Growth

American Eagle

Our primary American Eagle store expansion strategy is to continue our geographic expansion throughout the United States and to fill-in existing markets. We currently operate in 48 states and the District of Columbia. We opened 65 net new U.S. stores during Fiscal 2002, increasing our U.S. store base by approximately 10%. Additionally, our U.S. selling square footage increased by over 14% during Fiscal 2002 due to 65 U.S. net new store openings and 38 U.S. store remodels.

During Fiscal 2002, we grew rapidly in the western U.S., adding 16 new stores in California, a market with strong demographics for our target customer. We also opened our first major urban store, located in New York City. Our research has shown that there are still many attractive retail locations where we can open American Eagle stores in both enclosed regional malls and urban and lifestyle centers, leaving us with several years of solid growth opportunity within the United States.

During Fiscal 2002, we opened 10 American Eagle stores in Canada. We are very pleased with the results of our American Eagle expansion into Canada and look to a long-term potential of 80 to 90 stores across the country.

The table below shows certain information relating to our historic American Eagle store growth:
	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999	Fiscal 1998
Stores at beginning of period	678	554	466	386	332
Stores opened during the period (U.S. and Canada)	79	127	90	80	56
Stores closed during the period	(4)	(3)	(2)	-	(2)
Total stores at end of period	753	678	554	466	386

Bluenotes

The Company operated 111 Bluenotes stores throughout Canada at the end of Fiscal 2002, a decrease of one store from the prior year. The highest concentration of Bluenotes stores is in the province of Ontario.

Remodel Opportunities

The Company continues to remodel older and smaller stores into its new store format, which better reflects the American Eagle brand image. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process. In most cases we expand stores from an average of 4,500 gross square feet to an average of 6,000 gross square feet. We believe the slightly larger format can better accommodate our new merchandise categories and support future growth. In many cases, we also upgrade the store location within the mall. We remodeled 38 U.S. stores during Fiscal 2002 to the new store design. As of February 1, 2003, approximately half of all American Eagle stores in the U.S. are in the new store design.

Store Locations

Our American Eagle stores average approximately 5,000 gross square feet and approximately 4,100 on a selling square foot basis. At February 1, 2003, we operated 753 American Eagle stores in the United States and Canada as shown below:

United States

Alabama	15	Idaho	3	Michigan	27	New York	37	Tennessee	18
Arizona	8	Illinois	25	Minnesota	13	North Carolina	22	Texas	51
Arkansas	4	Indiana	18	Mississippi	6	North Dakota	4	Utah	10
California	46	Iowa	13	Missouri	14	Ohio	36	Vermont	3
Colorado	11	Kansas	7	Montana	2	Oklahoma	9	Virginia	24
Connecticut	10	Kentucky	12	Nebraska	5	Oregon	6	Washington	13
Delaware	3	Louisiana	13	Nevada	3	Pennsylvania	43	West Virginia	7
District of Columbia	1	Maine	2	New Hampshire	5	Rhode Island	3	Wisconsin	12
Florida	36	Maryland	16	New Jersey	20	South Carolina	11	Wyoming	1
Georgia	22	Massachusetts	21	New Mexico	4	South Dakota	2

Canada

Alberta	7	Manitoba	2	Newfoundland	2	Ontario	31
British Columbia	8	New Brunswick	3	Nova Scotia	2	Saskatchewan	1

Our Bluenotes stores average approximately 3,200 gross square feet and approximately 2,500 on a selling square foot basis. As of February 1, 2003, we operated 111 Bluenotes stores in eight Canadian provinces as shown below:

Alberta	15	Manitoba	4	Newfoundland	3	Ontario	52
British Columbia	17	New Brunswick	4	Nova Scotia	9	Saskatchewan	7

Purchasing

The Company purchases merchandise from suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 2002, both American Eagle and Bluenotes purchased a majority of their merchandise from non-North American suppliers.

All of our American Eagle suppliers receive a vendor compliance manual that describes our quality standards and shipping instructions. We maintain a quality control department at our distribution center to inspect incoming merchandise shipments for uniformity of sizes and colors, and for overall quality of manufacturing. Periodic quality inspections are also made by our employees at manufacturing facilities in the United States and internationally to identify potential problems prior to shipment of merchandise. Additionally, our merchant group works directly with many factories to address quality control issues before merchandise is shipped.

Global Labor Compliance

The Company is firmly committed to the goal of using only the most highly regarded and efficient suppliers throughout the world. We require our suppliers to provide a workplace environment that not only meets basic human rights standards, but also one that complies with all local legal requirements and encourages opportunity for all, with dignity and respect.

For many years, we have had a policy for the inspection of factories throughout the world where goods are produced to our order. This inspection process is important for quality control purposes, as well as customs compliance and human rights standards. During Fiscal 2001, we strengthened and formalized the process by developing and implementing a comprehensive vendor compliance program with the assistance of an internationally recognized consulting firm. This program contractually requires all suppliers to meet our global workplace standards, including human rights standards, as set forth in our Code of Conduct. The Code of Conduct is required to be posted in all factories in the local language. The program utilizes third party inspectors to audit compliance by vendor factories with our workplace standards and Code of Conduct.

Merchandise Inventory, Replenishment and Distribution

Purchase orders, executed by our American Eagle buyers, are entered into the computerized merchandise data system at the time of order. Merchandise is normally shipped directly from vendors, split after clearing customs, and routed to our two distribution centers, one in Warrendale, PA and the other in Ottawa, KS. Upon receipt, merchandise is entered into the merchandise system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. These factors impact anticipated sales volume and the quantity and mix of merchandise allocated to stores. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements. Ae.com, the Company's e-commerce business, uses a third-party vendor for its fulfillment services.

American Eagle stores in Canada and Bluenotes stores receive merchandise from NLS, our Canadian distribution network which consists of a 400,000 square foot central distribution center near Toronto, and four smaller sub-centers across Canada totaling approximately 65,000 square feet. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements.

To support new store growth, over the past several years, we have improved our primary distribution facilities by installing a new warehouse management system, which makes the distribution process more efficient and productive. Additionally, to support our geographical expansion into the Northwest and Southwest, we purchased and expanded an existing distribution center in Ottawa, Kansas, which was opened in June 2001. This facility comprises approximately 400,000 square feet and will support our continuing store growth in the western U.S. This second facility not only more than doubles our potential capacity to roughly 1,100 stores, but gives the Company one or two day shipping times to approximately 85% of our stores. We also have a warehousing and distribution facility near Puebla, Mexico, which primarily supports our knit and denim production.

Customer Credit and Returns

We offer our U.S. customers an American Eagle private label credit card, issued by a third-party bank. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks' procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional offers and advance notice of all in-store sales events. The names and addresses of these preferred customers are added to our customer database, which is used primarily for direct mail purposes. American Eagle customers in the U.S. and Canada may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. Bluenotes customers may pay for their purchases with American Express®, MasterCard®, Visa®, bank debit cards or cash.

Additionally, gift cards can be purchased in our American Eagle stores in the U.S. and Canada and our Bluenotes stores. When the recipient uses the gift card, the value of the purchase is electronically deducted and any remaining value can be used for future purchases.

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

American Eagle and Bluenotes stores in Canada compete with a variety of national specialty retail chains, a number of independent retailers and casual clothing shops within department stores, as well as various divisions of The Gap.

Trademarks and Service Marks

We have registered American Eagle Outfitters® in the U.S. Patent and Trademark Office ("PTO") as a trademark for clothing and for a variety of non-clothing products, including jewelry, perfume, and personal care products, and as a service mark for retail clothing stores and credit card services. We have also registered AE® for clothing and footwear products and an application is pending to register AE® for a variety of non-clothing items. We have also registered a number of other marks used in our business.

We have registered American Eagle Outfitters®, Thriftys®, and Bluenotes® in the Canadian Trademark Offices for a wide variety of clothing products, as well as for retail clothing store services. In addition, we are exclusively licensed in Canada to use AE® and AEO® in connection with the sale of a wide range of clothing products.

Employees

As of March 1, 2003, we had 11,800 employees in the United States, of whom 2,700 were full-time salaried employees, 800 were full-time hourly employees and 8,300 were part-time and seasonal hourly employees. In Canada, as part of our American Eagle, Bluenotes and NLS operations, we had 3,700 employees, of whom 600 were full-time salaried employees, 300 were full-time hourly employees, and 2,800 were part-time and seasonal hourly employees.

We consider our relationship with our employees to be satisfactory.

ITEM 2. PROPERTIES.

We rent our headquarters and distribution facility near Pittsburgh, PA from Linmar Realty Company ("Linmar"), an affiliate of the Company and of Schottenstein Stores Corporation ("SSC"). Our headquarters and distribution center occupy approximately 490,000 square feet, 120,000 square feet of which is used for executive, administrative and buying offices.  This lease expires on December 31, 2020.  We also lease additional office and storage space near our headquarters totaling comprising approximately 38,000 square feet. These leases near Pittsburgh, PA expire in August 2004 and March 2005, respectively.

The Company rents office space at 401 Fifth Avenue in New York for our designers, sourcing, and production team. This lease, for approximately 48,000 square feet, expires in May 2016. The previous office space, of approximately 18,000 square feet, at 485 Fifth Avenue in New York, NY is currently under a sublease. The lease and sublease expire in December 2008. Additionally, we lease retail space in Los Angeles on Melrose Avenue for our American Eagle showroom totaling approximately 2,000 square feet. This lease expires in January 2004.

Bluenotes rents its headquarters, consisting of approximately 40,000 square feet, in Toronto, Ontario. The lease expires in February 2007.

We purchased an existing 290,000 square foot distribution facility in Ottawa, Kansas that opened in June 2001. This facility was expanded to approximately 400,000 square feet during Fiscal 2001. Through our Canadian acquisition, we purchased NLS, a 400,000 square foot distribution facility near Toronto, which is also used for the American Eagle administrative offices. Additionally, we rent four smaller distribution sub-centers across Canada as part of NLS with a total of approximately 65,000 square feet. These sub-center leases expire during 2003, 2004, and 2007. A distribution facility and office near Puebla, Mexico for approximately 94,300 square feet is also leased until 2005.

All of our stores in the United States and Canada are leased. The store leases generally have initial terms of approximately 10 years. Most of these leases provide for base rent and require the payment of a percentage of sales as additional rent when sales reach specified levels. Under our store leases, we are typically responsible for maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is traded on the Nasdaq National Market under the symbol "AEOS". The following table sets forth the range of high and low sales prices of the common stock as reported on the Nasdaq National Market during the periods indicated. As of March 1, 2003, there were 227 stockholders of record. However, when including associates who own shares through the Company's 401(k) retirement plan and employee stock purchase plan, and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 25,000 .

For the Quarters Ended	Market Price
	High	Low
January 2003	$20.17	$12.87
October 2002	$17.03	$10.29
July 2002	$25.83	$15.17
April 2002	$29.00	$21.69
January 2002	$30.55	$22.33
October 2001	$33.50	$17.57
July 2001	$41.28	$33.90
April 2001	$39.96	$24.75

We have never paid cash dividends and presently anticipate that all of our future earnings will be retained for the development of our business and the share repurchase program (See Note 2 of the Consolidated Financial Statements). At this time, we do not anticipate paying cash dividends. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

(In thousands, except per share amounts, ratios and other financial information)
	For the Years Ended (1)
	February 1, 2003(2)	February 2, 2002(2)	February 3, 2001(2)	January 29, 2000	January 30, 1999
Summary of Operations
Net sales	$1,463,141	$1,371,899	$1,093,477	$832,104	$587,600
American Eagle comparable store sales (decrease) increase (3)	(4.3)%	2.3%	5.8%	20.9%	32.1%
Consolidated comparable store sales decrease (4)	(5.7)%	-	-	-	-
Gross profit	$542,498	$547,368	$436,225	$356,508	$234,511
Gross profit as a percentage of net sales	37.1%	39.9%	39.9%	42.8%	39.9%
Operating income	$141,085	$166,473	$146,551	$149,514	$87,053
Operating income as a percentage of net sales	9.6%	12.1%	13.4%	18.0%	14.8%
Net income	$88,735	$105,495	$93,758	$90,660	$54,118
Net income as a percentage of net sales	6.0%	7.7%	8.6%	10.9%	9.2%

Per Share Results
Basic income per common share	$1.24	$1.47	$1.35	$1.30	$0.80
Diluted income per common share	$1.22	$1.43	$1.30	$1.24	$0.75
Weighted average common shares outstanding - basic	71,709	71,529	69,652	69,555	67,921
Weighted average common shares outstanding - diluted	72,783	73,797	72,132	73,113	71,928

Balance Sheet Information
Total assets	$741,339	$673,895	$543,046	$354,628	$210,948
Total cash and short-term investments	$241,573	$225,483	$161,373	$168,492	$85,300
Working capital	$286,292	$225,593	$169,514	$174,137	$94,753
Stockholders' equity	$577,482	$502,052	$367,695	$264,501	$151,197
Long-term debt	$16,356	$19,361	$24,889	-	-
Current ratio	3.02	2.49	2.14	2.97	2.59
Average return on stockholders' equity	16.4%	24.3%	29.7%	43.6%	44.7%

Other Financial Information
Total stores at year-end - American Eagle	753	678	554	466	386
Total stores at year-end - Bluenotes	111	112	109	-	-
Capital expenditures (000's)	$61,407	$119,347	$87,825	$45,556	$24,913
Net sales per average selling square foot (5)	$460	$514	$549	$569	$497
Total selling square feet at end of period	3,383,912	2,981,020	2,354,245	1,625,731	1,276,889
Net sales per average gross square foot (5)	$372	$415	$441	$451	$388
Total gross square feet at end of period	4,170,712	3,688,163	2,919,556	2,039,380	1,624,933
Number of employees at end of period	15,720	15,280	12,920	8,900	7,040

(1) Except for the fiscal year ended February 3, 2001, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2) Includes the results of operations, beginning October 29, 2000, for the divisions of Dylex Limited purchased by the Company as discussed in Note 3 of the Consolidated Financial Statements.
(3) The American Eagle comparable store sales increase for the period ended February 3, 2001 was compared to the corresponding 53-week period in the prior year.
(4) Consolidated comparable stores sales include American Eagle and Bluenotes stores.
(5) Net sales per average square foot is calculated using retail sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable for the circumstances. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity. See also Note 2 of the Consolidated Financial Statements.

Revenue Recognition. The Company principally records revenue upon the purchase of merchandise by customers. Revenue is not recorded on the purchase of stored value cards and gift certificates by customers. A current liability is recorded upon purchase and revenue is recognized when the card is redeemed for merchandise. Revenue is recorded net of sales returns. A sales returns reserve is provided on gross sales for projected merchandise returns based on historical average return percentages.

Revenue is not recorded on the sell-off of end-of-season, overstock and irregular merchandise to off-price retailers. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales.

Asset Impairment. The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets associated with retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, impairment losses are recorded. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Goodwill. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on February 3, 2002, the beginning of Fiscal 2002. In accordance with SFAS No. 142, management evaluates goodwill quarterly for impairment by comparing the fair value of the reporting unit to the book value. The book value of goodwill has been assigned to the Company's two reporting units, American Eagle and Bluenotes. Approximately $10.3 million and $13.7 million in goodwill was assigned to American Eagle and Bluenotes, respectively. The fair value of the Company's reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized. In the fourth quarter of Fiscal 2002, the Company performed the required annual impairment test and determined that no goodwill impairment existed.

The Company's prospective determination will depend on the ongoing operations and performance of its defined reportable units. Bluenotes' future earnings growth depends, in part, upon the Company's ability to successfully reposition the brand. The Company has made management changes in the Bluenotes division and is in the process of implementing new merchandising and operating strategies. However, there can be no assurance that the merchandising and operating strategies implemented by the Company's new management team will result in improved results of operations. Additionally, management's assumptions about discount rates, inflation rates and other internal and external economic conditions, such as the expected growth rate and terminal value of its reportable units, requires significant judgement based on fluctuating rates, anticipated future revenues, and the prospective financial markets.

Inventory. Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses.

The Company reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear merchandise. If inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price, additional markdowns may be necessary. These markdowns have an adverse impact on earnings, which may or may not be material, depending on the extent and amount of inventory affected. The Company also estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Income Taxes. The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. No valuation allowance has been provided for the deferred tax assets. The Company anticipates that future taxable income will be able to recover the full amount of the net deferred tax assets, including the portion attributed to the foreign tax loss carryforward. Additionally, a portion of the deferred tax asset resulted from a capital loss carryforward. The use of the capital loss carryforward is dependent on the Company's ability to generate capital gains. Management believes that the Company will generate sufficient capital gains prior to the expiration of the capital loss.

Results of Operations

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.9	60.1	60.1
Gross profit	37.1	39.9	39.9
Selling, general and administrative expenses	24.0	24.7	24.4
Depreciation and amortization expense	3.5	3.1	2.1
Operating income	9.6	12.1	13.4
Other income, net	0.2	0.2	0.6
Income before income taxes	9.8	12.3	14.0
Provision for income taxes	3.8	4.6	5.4
Net income	6.0%	7.7%	8.6%

Comparison of Fiscal 2002 to Fiscal 2001

Net Sales
 Net sales increased 6.7% to $1,463.1 million from $1,371.9 million. The sales increase was due primarily to the net addition of 74 stores offset by a consolidated comparable store sales decrease of 5.7%.

American Eagle net sales increased 8.9% to $1,382.9 million from $1,271.2 million. The sales increase was due primarily to the net addition of 75 stores offset by a comparable store sales decrease of 4.3%. The comparable store sales decrease was driven primarily by a lower average unit retail price due to increased promotional activity. The units sold per average store and units sold per transaction increased, while the number of transactions per average store declined slightly. Comparable store sales in the men's business declined in Fiscal 2002 while the women's comparable store sales were flat for the year.

Bluenotes net sales decreased 20.3% to $80.2 million from $100.7 million. The sales decline was due primarily to a comparable store sales decrease of 22.3% as a result of a lower average unit retail price as well as a decline in units sold per average store.

A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation.

Gross Profit

Gross profit as a percent to sales declined to 37.1% from 39.9%. The percentage decrease was attributed primarily to a lower merchandise margin and the deleveraging of buying, occupancy and warehousing costs at both the American Eagle and Bluenotes stores. A lower merchandise margin resulted from an increase in markdowns as a percent to sales partially offset by an improved markon. Additionally, the merchandise margin in the second half of the year, primarily the fourth quarter, was negatively impacted by increased airfreight expense stemming from the West Coast dock strike. The deleveraging of buying, occupancy and warehousing costs resulted primarily from an increase in rent expense as a percent to sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to sales decreased to 24.0% from 24.7% as a result of reduced incentive compensation expense as well as cost control measures that were initiated in Fiscal 2002. For the year, selling, general and administrative expense per gross square foot declined 8.5% and decreased 5.4% per average store. The Company leveraged total compensation, advertising, services purchased, leasing costs and travel expenses in Fiscal 2002 compared to Fiscal 2001.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to sales increased to 3.5% from 3.1% due primarily to our U.S. expansion, including new and remodeled stores.

Other Income

Other income decreased to $2.5 million from $2.8 million due primarily to higher interest expense.

Comparison of Fiscal 2001 to Fiscal 2000

Net Sales

Net sales increased 25.5% to $1,371.9 million from $1,093.5 million. Excluding sales from the additional week in the Fiscal 2000 period, net sales increased 26.8%. The sales increase was due primarily to the net addition of 127 stores and a comparable store sales increase of 2.3% compared to the corresponding fifty-two week period last year.

American Eagle net sales increased 20.1% to $1,271.2 million from $1,058.5 million. Excluding sales from the additional week in the Fiscal 2000 period, net sales increased 17.7%. The sales increase was due primarily to the net addition of 124 stores and a comparable store sales increase of 2.3%. The comparable store sales increase was driven primarily by an increase in units sold per average store and higher transactions per average store partially offset by a lower average unit retail price. Comparable store sales in the men's business increased in Fiscal 2001 while the women's comparable store sales were flat for the year.

Bluenotes net sales increased to $100.7 million from $35.0 million. The sales increase is due to a full year of operations during Fiscal 2001 compared to three months during Fiscal 2000.

Gross Profit

Gross profit, as a percent to sales, was flat at 39.9% for Fiscal 2001 and Fiscal 2000. The merchandise margin improved offset by the deleveraging of buying, occupancy and warehousing costs. The increase in merchandise margin resulted primarily from an improved markon in our American Eagle stores in the United States. The deleveraging of buying, occupancy and warehousing costs resulted primarily from an increase in rent expense, as a percent to sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to sales increased to 24.7% from 24.4%. The increase as a percent to sales is due primarily to increased communication costs related to the implementation of a wide area network and increased equipment costs, offset by the leveraging of compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to sales increased to 3.1% from 2.1%. The percentage increase was due primarily to our U.S. expansion, including new stores, remodeled stores and our new distribution center in Kansas, as well as our Canadian acquisition and expansion.

Other Income

Other income decreased to $2.8 million from $6.2 million. The decrease was primarily due to lower average investment rates, which resulted in lower investment income and interest expense on the note payable issued in connection with the Canadian acquisition.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:

	February 1, 2003	February 2, 2002
Working capital (in 000's)	$286,292	$225,593
Current ratio	3.02	2.49

Net cash provided by operating activities was $104.5 million for Fiscal 2002 compared to $174.9 million for Fiscal 2001. The decrease in net cash provided by operating activities was due primarily to an increase in inventory, net of payables, decreased accrued liabilities and a decrease in net income adjusted for depreciation and amortization compared to the prior year.

Net cash used for investing activities of $68.5 million was primarily for capital expenditures of $61.4 million.

Cash outflows for financing activities of $22.4 million were primarily for stock repurchases of $19.5 million and $4.8 million used for the principle payments on the note payable. Additionally, $4.8 million was borrowed on the operating facility and subsequently repaid during Fiscal 2002.

The remainder of the cash flow provided by operating activities is being retained for new store growth, store remodels, system enhancements, and other capital expenditures. We fund merchandise purchases through operating cash flow.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.3% at February 1, 2003) or a negotiated rate such as LIBOR.  The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At February 1, 2003, letters of credit in the amount of $46.8 million were outstanding leaving a remaining available balance on the facility of $71.8 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution.  At February 1, 2003, letters of credit in the amount of $23.8 million were outstanding, leaving a remaining available balance on the uncommitted letter of credit facility of $26.2 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") and a $11.2 million revolving operating facility (the "operating facility") in connection with its Canadian acquisition.  The term facility matures in December 2007 and bears interest at the one-month Bankers' Acceptance Rate (2.8% at February 1, 2003) plus 140 basis points.  At February 1, 2003, the remaining balance on the term facility was $20.6 million.  The operating facility is due in November 2003, has four additional one-year extensions, and bears interest at either the lender's prime lending rate (4.5% at February 1, 2003) or the Bankers' Acceptance Rate (2.8% at February 1, 2003) plus 120 basis points.  During Fiscal 2002, the Company borrowed and subsequently repaid $4.8 million under the operating facility.

Capital expenditures, net of construction allowances, totaled $61.4 million for Fiscal 2002. This amount consisted primarily of $41.6 million related to new and remodeled American Eagle stores in the United States and Canada. The remaining capital expenditures related primarily to fixtures and improvements to existing stores and technological improvements.

We expect capital expenditures for Fiscal 2003 to be approximately $80 to $90 million, which will relate primarily to approximately 60 new American Eagle stores in the United States and Canada, and the remodeling of approximately 60 to 70 American Eagle stores in the United States. Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, improvements to our corporate headquarters, information technology upgrades and investments in our Canadian distribution facility. Additionally, in Fiscal 2003, we plan to pay $4.2 million in scheduled principal payments on the term facility. We plan to fund these capital expenditures and debt repayments primarily through existing cash and cash generated from operations. These forward-looking statements will be influenced by our financial position, consumer spending, availability of financing, and the number of acceptable leases that may become available.

Our growth strategy includes the possibility of acquisitions and/or internally developing new brands. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes significant contractual obligations and commercial commitments of the Company as of February 1, 2003:
	Payments Due by Period
(In thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Note Payable	$ 20,580	$ 4,225	$ 8,450	$ 7,905	$ -
Operating Leases	1,015,540	128,262	246,880	229,940	410,458
Letters of Credit	70,600	70,600	-	-	-
Total Contractual Obligations and Commercial Commitments	$1,106,720	$ 203,087	$ 255,330	$ 237,845	$ 410,458

New Accounting Pronouncements

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Additionally, SFAS No. 144 broadens the reporting of discontinued operations and changes the timing of recognizing losses on such operations. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. The Company adopted the new standard on February 3, 2002, the beginning of Fiscal 2002. Adoption of SFAS No. 144 did not have a material impact on the Company's earnings or its financial position.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company has adopted the statement's annual disclosure requirements for Fiscal 2002. The interim reporting requirements will be effective for the Company's Fiscal 2003 interim financial statements.

Certain Relationships and Related Party Transactions

The Company and its subsidiaries engage in certain transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties. The Company's related party transactions are as follows:

  The Company leases its distribution center and headquarters offices from Linmar Realty Company, an affiliate of the Company and of SSC.
  The Company sells portions of its end-of-season, overstock and irregular merchandise to Value City Department Stores Inc. ("VCDS"), a publicly-traded subsidiary of SSC.
  SSC and its affiliates charge the Company for an allocated cost of various professional services provided to the Company, including certain legal, real estate and insurance services.
  The Company has entered into a cost-sharing arrangement with an affiliate of SSC for the acquisition of an interest in several corporate aircraft. The Company also incurs operating costs and usage fees under this arrangement.
  In connection with the liquidation of certain inventory from the Canadian acquisition, the Company contracted the services of a related party consultant, an affiliate of SSC, during Fiscal 2001.

See Note 4 of the Consolidated Financial Statements for additional information regarding related party transactions.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2002, these periods accounted for approximately 59.2% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

Income Taxes

As of February 1, 2003, we had deferred tax assets of $5.6 million associated with foreign tax loss carryforwards. We anticipate that future taxable income in Canada will be able to utilize the full amount of the deferred tax assets. Assuming a 38% effective tax rate, we will need to recognize pretax net income of approximately $15 million in future periods to recover existing deferred tax amounts. See Note 13 of the Consolidated Financial Statements.

Impact of Inflation/Deflation

We do not believe that inflation has had a significant effect on our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower sales and profitability.

Safe Harbor Statement and Risk Factors

This report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

  the planned opening of roughly 60 American Eagle stores in the United States and Canada in Fiscal 2003, the selection of approximately 60 to 70 stores in the United States for remodeling, the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2003 cash requirements, and the possibility of growth through acquisitions and/or internally developing new brands.

We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

Our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner

The Company's future success depends, in part, upon its ability to anticipate and respond to fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise typically must be ordered well in advance of the selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still susceptible to changing fashion trends and fluctuations in customer demands.

In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially prior to peak selling seasons, when we build up our inventory levels. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by the Company, could, among other things, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on the Company's results of operations and financial condition.

The effect of competitive pressures from other retailers and other business factors

The specialty retail industry is highly competitive. The Company competes primarily on the basis of quality, fashion, service, selection and price. There can be no assurance that the Company will be able to successfully compete in the future.

The success of the Company's operations also depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, and consumer confidence. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting the Company's continued growth and results of operations.

Our ability to expand through new store growth

The Company's continued growth and success will depend in part on its ability to open and operate new stores on a timely and profitable basis. During Fiscal 2003, the Company plans to open roughly 60 new American Eagle stores in the United States and Canada. Accomplishing the Company's new store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, the expansion of the Company's buying and inventory capabilities and the availability of capital. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new stores profitably.

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand. The Bluenotes business incurred operating losses during Fiscal 2002 due to a combination of factors, including (i) an abrupt change to the target customer and merchandising strategy, (ii) adjusting the merchandise fit to a smaller size, (iii) a merchandise product assortment that was skewed too high in price points and not consistent with the brand strategy, (iv) a marketing approach that was too narrow in scope, (v) a lack of sourcing efficiencies and (vi) increased competitive pressure. In addition, adverse economic conditions in general during the year had a negative impact on the operations of many Canadian retailers, including those of Bluenotes. The Company has made management changes in the Bluenotes division and is in the process of implementing new merchandising and operating strategies. However, there can be no assurance that the merchandising and operating strategies implemented by the Company's new management team will result in improved results of operations.

If the Company is not successful in repositioning the Bluenotes brand, the carrying value of certain assets assigned to the reporting unit, including but not limited to inventory, property, plant and equipment, and goodwill, including the related deferred tax asset, may exceed the fair value of those assets and result in an impairment loss. Additionally, a portion of the Company's deferred tax asset is attributed to a foreign tax loss carryforward. If Bluenotes does not generate future taxable income sufficient to recover the full amount of the respective deferred tax asset, we may be required to record additional tax provisions, which would have an adverse effect on the Company's future earnings.

The interruption of the flow of merchandise from key vendors

The Company purchases merchandise from domestic and foreign suppliers. During Fiscal 2002, the majority of the Company's merchandise was purchased from foreign suppliers. Since we rely on a small number of overseas sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier, the occurrence of a dock strike, the imposition of additional import restrictions, such as increased duties, tariffs or quotas, or political or economic disruptions could have an adverse effect on our operations. We do not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

Other risk factors

Additionally, factors such as our ability to successfully acquire and integrate other businesses, an interruption of key business systems, any disaster or casualty resulting in the interruption of service from our distribution centers, changes in weather patterns, the change in currency, exchange rates and interest rates and international and domestic acts of terror could affect our financial performance.

The impact of the aforementioned factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands) Assets	February 1, 2003	February 2, 2002
Current assets:
Cash and cash equivalents	$194,526	$180,398
Short-term investments	47,047	45,085
Merchandise inventory	124,708	91,096
Accounts and note receivable, including related party	13,598	17,627
Prepaid expenses and other	32,153	23,503
Deferred income taxes	15,846	19,000
Total current assets	427,878	376,709
Property and equipment, at cost, net of accumulated depreciation and amortization	267,479	257,731
Goodwill, net of accumulated amortization	23,614	23,966
Other assets, net of accumulated amortization	22,368	15,489
Total assets	$741,339	$673,895

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$50,608	$39,067
Current portion of note payable	4,225	4,044
Accrued compensation and payroll taxes	13,001	27,545
Accrued rent	28,476	29,779
Accrued income and other taxes	12,655	25,625
Unredeemed stored value cards and gift certificates	22,837	17,577
Other liabilities and accrued expenses	9,784	7,479
Total current liabilities	141,586	151,116
Non-current liabilities:
Commitments and contingencies	-	-
Note payable	16,356	19,361
Other non-current liabilities	5,915	1,366
Total non-current liabilities	22,271	20,727
Stockholders' equity	577,482	502,052
Total liabilities and stockholders' equity	$741,339	$673,895

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	February 1, 2003	February 2, 2002	February 3, 2001
Net sales	$1,463,141	$1,371,899	$1,093,477
Cost of sales, including certain buying, occupancy and warehousing expenses	920,643	824,531	657,252
Gross profit	542,498	547,368	436,225
Selling, general and administrative expenses	350,752	339,020	266,474
Depreciation and amortization expense	50,661	41,875	23,200
Operating income	141,085	166,473	146,551
Other income, net	2,528	2,772	6,249
Income before income taxes	143,613	169,245	152,800
Provision for income taxes	54,878	63,750	59,042
Net income	$88,735	$105,495	$93,758

Basic income per common share	$1.24	$1.47	$1.35
Diluted income per common share	$1.22	$1.43	$1.30
Weighted average common shares outstanding - basic	71,709	71,529	69,652
Weighted average common shares outstanding - diluted	72,783	73,797	72,132

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Years Ended
(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001
Net income	$88,735	$105,495	$93,758
Other comprehensive income (loss), net of tax
Unrealized gain on investments	58	-	2,286
Foreign currency translation adjustment	1,507	(1,590)	354
Unrealized derivative gains (losses) on cash flow hedge	299	(659)	-
Other comprehensive income (loss), net of tax	1,864	(2,249)	2,640
Comprehensive income	$90,599	$103,246	$96,398

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Shares (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Deferred Compensation Expense	Accumulated Other Comprehensive Income/(Loss)	Stockholders' Equity
Balance at January 29, 2000	46,740	$467	$89,190	$180,534	$ -	$(3,404)	$(2,286)	$264,501
Stock options and restricted stock	1,413	14	29,742	-	-	(621)	-	29,135
Repurchase of common stock	(1,207)	-	-	-	(22,339)	-	-	(22,339)
Three-for-two stock split	23,473	235	(235)	-	-	-	-	-
Net income	-	-	-	93,758	-	-	-	93,758
Other comprehensive income, net of tax:	-	-	-	-	-	-	2,640	2,640
Balance at February 3, 2001	70,419	716	118,697	274,292	(22,339)	(4,025)	354	367,695
Stock options and restricted stock	1,595	15	32,530	-	-	1,079	-	33,624
Repurchase of common stock	(108)	-	-	-	(2,513)	-	-	(2,513)
Net income	-	-	-	105,495	-	-	-	105,495
Other comprehensive loss, net of tax:	-	-	-	-	-	-	(2,249)	(2,249)
Balance at February 2, 2002	71,906	731	151,227	379,787	(24,852)	(2,946)	(1,895)	502,052
Stock options and restricted stock	339	2	3,613	-	-	693	-	4,308
Repurchase of common stock	(1,198)	-	-	-	(19,477)	-	-	(19,477)
Net income	-	-	-	88,735	-	-	-	88,735
Other comprehensive income, net of tax:	-	-	-	-	-	-	1,864	1,864
Balance at February 1, 2003	71,047	$733	$154,840	$468,522	$(44,329)	$ (2,253)	$ (31)	$577,482

(1) 250 million authorized, 74 million issued and 71 million outstanding, $.01 par value common stock at February 1, 2003. The Company had 74 million and 72 million shares issued and 72 million and 70 million shares outstanding at February 2, 2002 and February 3, 2001, respectively. The Company has 5 million authorized, with none issued or outstanding, $.01 par value preferred stock at February 1, 2003.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001
Operating activities:
Net income	$88,735	$105,495	$93,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,661	41,875	23,200
Stock compensation	853	3,084	6,952
Deferred income taxes	2,792	6,574	(6,572)
Other adjustments	2,543	2,717	2,902
Changes in assets and liabilities:
Merchandise inventory	(33,001)	(7,709)	(5,606)
Accounts and note receivable, including related party	4,751	8,696	(13,388)
Prepaid expenses and other	(8,495)	(4,493)	(12,185)
Accounts payable	12,752	(2,134)	12,175
Unredeemed stored value cards and gift certificates	5,213	4,530	5,373
Accrued liabilities	(22,256)	16,255	43,982
Total adjustments	15,813	69,395	56,833
Net cash provided by operating activities	104,548	174,890	150,591
Investing activities:
Capital expenditures	(61,407)	(119,347)	(87,825)
Purchase of an import services company, Blue Star Imports	-	-	(8,500)
Purchase of Dylex divisions, net of cash acquired	-	-	(78,184)
Purchase of short-term investments	(86,856)	(53,019)	(46,421)
Sale of short-term investments	84,894	35,861	112,878
Other investing activities	(5,102)	1,966	(1,397)
Net cash used for investing activities	(68,471)	(134,539)	(109,449)
Financing activities:
Proceeds from issuance of note payable	-	-	29,101
Payments on note payable and operating facility	(9,555)	(5,716)	(1,651)
Proceeds from operating facility	4,777	-	-
Repurchase of common stock	(19,476)	(2,515)	(22,339)
Net proceeds from stock options exercised	1,840	15,832	10,191
Net cash (used for) provided by financing activities	(22,414)	7,601	15,302
Effect of exchange rates on cash	465	(1,000)	421
Net increase in cash and cash equivalents	14,128	46,952	56,865
Cash and cash equivalents - beginning of period	180,398	133,446	76,581
Cash and cash equivalents - end of period	$194,526	$180,398	$133,446

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 1, 2003

1. Business Operations

The Company designs, markets, and sells its American Eagle brand of relaxed, clean, and versatile clothing for 16 to 34 year olds in its United States and Canadian retail stores. We also operate via the Internet at ae.com. The American Eagle brand provides high quality merchandise at affordable prices. American Eagles's lifestyle collection offers casual basics like cargos complemented by fashion looks in stretch, denim, and other fabrications. The Bluenotes brand targets a slightly younger demographic, offering a more urban/suburban, denim-driven collection for 12 to 22 year olds. The Company operates retail stores located primarily in regional enclosed shopping malls in the United States and Canada.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:
	For the Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Men's apparel	36%	39%	40%
Women's apparel	57%	54%	52%
Footwear and accessories - men's and women's	7%	7%	8%
Total	100%	100%	100%

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2002" refers to the fifty-two week period ended February 1, 2003. "Fiscal 2001" and "Fiscal 2000" refer to the fifty-two and fifty-three week periods ended February 2, 2002 and February 3, 2001, respectively. "Fiscal 2003" refers to the fifty-two week period ending January 31, 2004.

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

Recent Financial Accounting Standards Board Pronouncements

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Additionally, SFAS No. 144 broadens the reporting of discontinued operations and changes the timing of recognizing losses on such operations. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. The Company adopted the new standard on February 3, 2002, the beginning of Fiscal 2002. Adoption of SFAS No. 144 did not have a material impact on the Company's earnings or its financial position.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company has adopted the statement's annual disclosure requirements for Fiscal 2002. The interim reporting requirements will be effective for the Company's Fiscal 2003 interim financial statements.

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

Short-term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of February 1, 2003, short-term investments included investments with an original maturity of greater than three months (averaging approximately ten months) and consisted primarily of tax-exempt municipal bonds and taxable agency bonds classified as available for sale.

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

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the estimated useful lives as follows:

Buildings	25 to 40 years
Leasehold improvements	5 to 10 years
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.

Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on February 3, 2002, the beginning of Fiscal 2002. In accordance with SFAS No. 142, management evaluates goodwill quarterly for impairment by comparing the fair value of the reporting unit to the book value. The book value of goodwill has been assigned to the Company's two reporting units, American Eagle and Bluenotes. Approximately $10.3 million and $13.7 million in goodwill was assigned to American Eagle and Bluenotes, respectively. The fair value of the Company's reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized. There were no impairment losses relating to goodwill recognized for Fiscal 2002, Fiscal 2001 or Fiscal 2000. The Company did make a final adjustment to goodwill for approximately $0.4 million during Fiscal 2002 related to the Canadian acquisition lease costs (see Note 3 of the Consolidated Financial Statements).

Other Assets

Other assets consist primarily of deferred taxes, lease buyout costs, trademark costs and acquisition costs. The lease buyout costs are amortized over the remaining life of the leases, generally for no greater than ten years. The trademark costs are amortized over five to fifteen years. Acquisition costs are amortized over five years. These assets, net of amortization, are presented as other assets (long-term) on the Consolidated Balance Sheets.

Interest Rate Swap

The Company's interest rate swap agreement is used to manage interest rate risk. The derivative effectively changes the interest rate on the borrowings under the non-revolving term facility from a variable rate to a fixed rate. The Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). During Fiscal 2002, unrealized net gains on derivative instruments of approximately $0.3 million, net of related tax effects, were recorded in other comprehensive income (loss). The Company does not currently hold or issue derivative financial instruments for trading purposes.

Stock Repurchases

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock. As part of this stock repurchase program, the Company purchased 1,140,000, 63,800 and 1,809,750 shares of common stock for approximately $17.8 million, $1.1 million and $22.3 million on the open market during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. Additionally, during Fiscal 2002 and 2001, the Company purchased 58,000 shares and 44,000 shares, respectively, from certain employees at market prices totaling $1.6 million and $1.4 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse.

Stock Option Plan

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company continues to account for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opinion No. 25.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Risk-free interest rates	4.6%	4.6%	5.8%
Dividend yield	None	None	None
Volatility factors of the expected market price of the Company's common stock	.629	.763	.933
Weighted-average expected life	5 years	5 years	5 years
Expected forfeiture rate	10.2%	10.2%	9.3%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
	For the Years Ended
(In thousands, except per share amounts)	February 1, 2003	February 2, 2002	February 3, 2001
Net income, as reported	$88,735	$105,495	$93,758
Add: stock-based compensation expense included in reported net income, net of tax	592	291	472
Less: total stock-based compensation expense determined under fair value method, net of tax	(8,489)	(12,076)	(10,062)
Pro forma net income	$80,838	$ 93,710	$84,168

Basic income per common share:
As reported	$1.24	$1.47	$1.35
Pro forma	$1.13	$1.31	$1.21

Diluted income per common share:
As reported	$1.22	$1.43	$1.30
Pro forma	$1.11	$1.28	$1.17

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

Advertising Costs

Costs associated with the production of television advertising are expensed when the advertising first takes place. All other advertising costs are expensed as incurred. The Company recognized $46.5 million, $45.3 million and $36.3 million in advertising expense during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

Supplemental Disclosures of Cash Flow Information
(In thousands)	For the Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Cash paid during the periods for:
Income taxes	$ 64,547	$ 48,024	$ 37,362
Interest	$ 1,964	$ 1,886	$ 607

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).
(In thousands)	For the Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net income	$88,735	$105,495	$93,758
Weighted average common shares outstanding:
Basic shares	71,709	71,529	69,652
Dilutive effect of stock options and non-vested restricted stock	1,074	2,268	2,480
Diluted shares	72,783	73,797	72,132

Options to purchase 5,438,000, 779,000 and 72,000 shares of common stock during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2002 presentation.

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

In connection with the acquisition, the Company announced its intention to convert certain retail locations to American Eagle retail stores. Management finalized and approved a plan related to this conversion during Fiscal 2000. The Company accrued approximately $7.3 million in exit costs consisting primarily of operating losses of the discontinued businesses, lease costs, and severance costs. The conversion plan was completed during the third quarter of Fiscal 2001 with an increase to goodwill of approximately $0.6 million. Additionally, during Fiscal 2002, the Company made a final adjustment to goodwill, resulting in a decrease of approximately $0.4 million related to lease costs.

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

(In thousands, except per share amounts)	For the Year Ended
February 3, 2001
Net sales	$1,209,878
Net income	$82,596
Basic income per common share	$1.19
Diluted income per common share	$1.15

Effective January 31, 2000, the Company acquired importing operations from an affiliate, SSC. The purpose of the acquisition was to integrate the expertise of the importing operation into the Company's supply chain process, and to streamline and improve the efficiency of the process.

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

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of SSC. The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $2.4 million during Fiscal 2002 and $2.5 million during Fiscal 2001 and Fiscal 2000, under the lease.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including VCDS. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales.  During Fiscal 2002, Fiscal 2001 and Fiscal 2000, proceeds from sell-offs to VCDS were $7.6 million, $4.8 million and $11.5 million, respectively.

The Company had approximately $1.3 million and $2.3 million included in accounts receivable at February 1, 2003 and February 2, 2002, respectively, that pertained to related parties. The majority of the receivable related to merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company paid approximately $0.5 million, $1.4 million and $0.6 million, respectively, for these services.

During October 2001, the Company made a deposit with SSC of approximately $1.2 million in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft.  The Company made an additional deposit of approximately $1.3 million during October 2002 for the acquisition of an interest in additional corporate aircraft.  These deposits are included in other assets, net of accumulated amortization.  Additionally, the Company paid $1.0 million, $1.1 million and $0.6 million during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, to cover its share of operating costs based on usage of the corporate aircraft.

In connection with the liquidation of certain inventory from the Canadian acquisition, the Company contracted the services of a related party consultant, an affiliate of SSC. The contract was in effect until July 2001, when certain stores closed and were turned over to the Company for conversion to American Eagle stores (see Note 3 of the Consolidated Financial Statements). During Fiscal 2001, the Company paid $1.7 million to the consultant. As of February 2, 2002, all services have been completed under this contract. As a result, there were no payments made during Fiscal 2002.

5. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(In thousands)	February 1, 2003	February 2, 2002
Accounts receivable - construction allowances	$5,247	$4,198
Related party accounts receivable	1,266	2,313
Note receivable	377	2,645
Accounts receivable - sell-offs to non-related parties	1,670	1,324
Interest income receivable	681	620
Accounts receivable - other	4,357	6,527
Total	$13,598	$17,627

6. Property and Equipment

Property and equipment consists of the following:
(In thousands)	February 1, 2003	February 2, 2002
Land	$2,355	$2,355
Buildings	20,144	19,719
Leasehold improvements	217,102	188,994
Fixtures and equipment	164,175	134,831
	403,776	345,899
Less: Accumulated depreciation and amortization	(136,297)	(88,168)
Net property and equipment	$267,479	$257,731

Depreciation expense is summarized as follows:
	For the Years Ended
(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001
Depreciation expense	$49,429	$38,860	$21,472

7. Note Payable and Other Credit Arrangements

Unsecured Demand Lending Arrangement

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.3% at February 1, 2003) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. Because there were no borrowings during any of the past three years, there were no amounts paid for interest on this facility. At February 1, 2003, letters of credit in the amount of $46.8 million were outstanding on this facility, leaving a remaining available balance on the line of $71.8 million.

Uncommitted Letter of Credit Facility

During June 2001, the Company entered into an agreement with a separate financial institution for an uncommitted letter of credit facility for $50.0 million. At February 1, 2003, letters of credit in the amount of $23.8 million were outstanding on this facility, leaving a remaining available balance on the line of $26.2 million.

Non-revolving Term Facility and Revolving Operating Facility

The Company has a $29.1 million non-revolving term facility (the "term facility") and a $11.2 million revolving operating facility (the "operating facility"). The term facility was used to partially fund the purchase price of the Canadian acquisition and the operating facility is used to support the working capital and capital expenditures of the acquired businesses. The term facility has an outstanding balance, including foreign currency translation adjustments, of $20.6 million as of February 1, 2003. The facility requires annual payments of $4.2 million and matures in December 2007. The term facility bears interest at the one-month Bankers' Acceptance Rate (2.8% at February 1, 2003) plus 140 basis points. Interest paid under the term facility was $1.6 million and $1.8 million for the years ended February 1, 2003 and February 2, 2002, respectively. The operating facility is due in November 2003, has four additional one-year extensions and bears interest at either the lender's prime lending rate (4.5% at February 1, 2003) or the Bankers' Acceptance Rate (2.8% at February 1, 2003) plus 120 basis points. During Fiscal 2002, the Company borrowed and subsequently repaid $4.8 million under the operating facility. Interest paid under the operating facility was $0.1 million for the year ended February 1, 2003. There were no borrowings under the operating facility for the years ended February 2, 2002 and February 3, 2001.

Both the term facility and the operating facility contain restrictive covenants related to financial ratios. As of February 1, 2003, the Company was in compliance with these covenants.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). For the year ended February 1, 2003, unrealized net gains on derivative instruments of approximately $0.3 million, net of related tax effects, were recorded in other comprehensive income (loss).

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

9. Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive income (loss) included as part of the Consolidated Statements of Stockholders' Equity follow:
(In thousands)	Before Tax Amount	Tax Benefit (Expense)	Other Comprehensive Income (Loss)
Balance at January 29, 2000	($3,766)	$1,480	($2,286)
Unrealized gain on investments and reclassification adjustment	3,766	(1,480)	2,286
Foreign currency translation adjustment	770	(416)	354
Balance at February 3, 2001	770	(416)	354
Foreign currency translation adjustment	(2,764)	1,174	(1,590)
Unrealized derivative (losses) on cash flow hedge	(1,063)	404	(659)
Balance at February 2, 2002	(3,057)	1,162	(1,895)
Unrealized gain on investments	94	(36)	58
Foreign currency translation adjustment	2,432	(925)	1,507
Unrealized derivative gains on cash flow hedge	480	(181)	299
Balance at February 1, 2003	($51)	$20	($31)

10. Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

In accordance with the requirements of SFAS No. 142, the Company tested its goodwill for impairment as of February 3, 2002, the beginning of Fiscal 2002. The Company had a goodwill balance of $24.0 million, net of accumulated amortization, as of February 3, 2002, which related to the American Eagle and Bluenotes segments.

The fair value of the Company's goodwill was estimated using discounted cash flow methodologies and market comparable information. As a result of the impairment test at February 3, 2002, the Company determined that no goodwill impairment existed. In the fourth quarter of Fiscal 2002, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed.

In accordance with SFAS No. 142, the Company did not restate the fiscal years ended February 2, 2002 or February 3, 2001 to add back the amortization expense of goodwill. If the Company had been accounting for its goodwill under SFAS No. 142 for all prior periods presented, the Company's net income and income per common share would have been as follows for the years ended February 1, 2003, February 2, 2002 and February 3, 2001:
	For the Years Ended
(In thousands, except per share amounts)	February 1, 2003	February 2, 2002	February 3, 2001
Net income
Reported net income	$88,735	$105,495	$93,758
Add back amortization expense, net of tax	-	1,135	1,116
Adjusted net income	$88,735	$106,630	$94,874
Basic income per common share
Reported basic income per common share	$1.24	$1.47	$1.35
Add back amortization expense, net of tax	-	0.02	0.02
Adjusted basic income per common share	$1.24	$1.49	$1.37
Diluted income per common share
Reported diluted income per common share	$1.22	$1.43	$1.30
Add back amortization expense, net of tax	-	0.02	0.02
Adjusted diluted income per common share	$1.22	$1.45	$1.32

11. Leases

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

Store rent expense charged to operations, including amounts paid under short-term cancelable leases, was $162.2 million, $138.5 million and $103.6 million during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, and includes $5.5 million, $10.8 million and $13.1 million, respectively, of contingent rental expense.

The table below summarizes future minimum lease obligations under operating leases in effect at February 1, 2003:
Fiscal years: (In thousands)	Future Minimum Lease Obligations
2003	$128,262
2004	127,003
2005	119,877
2006	116,988
2007	112,952
Thereafter	410,458
Total	$1,015,540

12. Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, its American Eagle segment and its Bluenotes segment. The American Eagle segment includes the Company's 753 U.S. and Canadian retail stores and the Company's e-commerce business, ae.com. The Bluenotes segment includes the Company's 111 retail stores in Canada. Both segments derive their revenues from the sale of women's and men's apparel. However, each segment is identified by a distinct brand name and target customer.
(in thousands) As of and for the year ended February 1, 2003	American Eagle*	Bluenotes	Total
Net sales	$1,382,923	$80,218	$1,463,141
Depreciation and amortization	46,040	4,621	50,661
Operating income (loss)	159,885	(18,800)	141,085
Total assets	684,873	56,466	741,339
Capital expenditures	59,333	2,074	61,407
As of and for the year ended February 2, 2002
Net sales	$1,271,248	$100,651	$1,371,899
Depreciation and amortization	37,228	4,647	41,875
Operating income	161,193	5,280	166,473
Total assets	618,603	55,292	673,895
Capital expenditures	113,018	6,329	119,347
As of and for the year ended February 3, 2001 **
Net sales	$1,058,454	$35,023	$1,093,477
Depreciation and amortization	22,163	1,037	23,200
Operating income	142,116	4,435	146,551
Total assets	475,652	67,394	543,046
Capital expenditures	86,586	1,239	87,825

* Includes certain other businesses that support American Eagle.
** Bluenotes includes the results of operations beginning October 29, 2000, the effective date of the acquisition (see Note 3 of the Consolidated Financial Statements).

During Fiscal 2002 and Fiscal 2001, approximately 90% and 10% of the Company's net sales were derived from sales in the United States and Canada, respectively. During Fiscal 2000, approximately 97% of the Company's net sales were derived from sales in the United States and approximately 3% were derived from sales in Canada.

13. Income Taxes

The components of income from continuing operations before taxes on income were:
	February 1, 2003	February 2, 2002	February 3, 2001
U.S.	$161,722	$171,787	$149,135
Foreign	(18,109)	(2,542)	3,665
Total	$143,613	$169,245	$152,800

The significant components of the Company's deferred tax assets and liabilities were as follows:
(In thousands)	February 1, 2003	February 2, 2002
Deferred tax assets:
Current:
Inventories	$ 2,286	$ 3,238
Rent	8,302	6,918
Deferred compensation	1,760	4,085
Capital loss	1,455	1,726
Other comprehensive income	20	1,162
Other	2,023	1,871
	15,846	19,000
Long-term:
Purchase accounting basis differences	8,483	7,369
Property and equipment	-	103
Operating losses	6,492	2,495
Other	301	1,060
	15,276	11,027
Total deferred tax assets	$31,122	$ 30,027

Deferred tax liabilities:
Property and equipment	$ 5,029	$ -

Significant components of the provision for income taxes are as follows:
	For the Years Ended
(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001
Current:
Federal	$ 48,521	$ 52,168	$ 55,793
Foreign taxes	(3,114)	2,173	2,141
State	6,679	2,835	7,680
Total current	52,086	57,176	65,614
Deferred:
Federal	5,786	8,682	(5,776)
Foreign taxes	(3,790)	(3,303)	-
State	796	1,195	(796)
Total deferred	2,792	6,574	(6,572)
Provision for income taxes	$ 54,878	$ 63,750	$ 59,042

A tax benefit has been recognized as contributed capital, in the amount of $1.2 million for the year ended February 1, 2003, $11.3 million for the year ended February 2, 2002 and $12.0 million for the year ended February 3, 2001 resulting from additional tax deductions related to vested restricted stock grants and stock option exercises.

Of the $6.5 million operating loss carryforwards, $5.6 million is associated with foreign tax loss carryforwards, of which $0.6 million expires over the next five tax years and $5.0 million expires over the next seven tax years. In addition, the Company recorded a deferred tax asset of $1.5 million related to capital loss carryforwards. The use of the capital loss carryforward is dependent on the Company's ability to generate capital gains. Management believes that the Company will generate sufficient capital gains prior to the capital loss expiring. The capital loss carryforward will expire in July 2006.

A reconciliation between statutory federal income tax and the effective tax rate follows:
	For the Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	3	4
	38%	38%	39%

14. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a 401(k) retirement plan and profit sharing plan. Full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained twenty and one-half years of age, have completed sixty days of service, and work at least twenty hours per week. Individuals can decline enrollment or can contribute up to 30% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match up to 4.5% of participants' eligible compensation.

Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $3.1 million, $0.9 million and $1.0 million in expense during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, in connection with these plans.

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

15. Stock Incentive Plan, Stock Option Plan, and Restricted Stock Grants

Stock Incentive Plan

The 1999 Stock Incentive Plan (the "Plan") was approved by the shareholders on June 8, 1999. The Plan authorized 6,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units, or performance shares. The Plan was subsequently amended, in June 2001, to increase the shares available for grant to 11,000,000. Additionally, the Plan provides that the maximum number of shares awarded to any individual may not exceed 3,000,000 shares. The Plan allows the Compensation and Stock Option Committee to determine which employees and consultants will receive awards and the terms and conditions of these awards. The Plan provides for a grant of 15,000 stock options annually to each director who is not an officer or employee of the Company. At February 1, 2003, 7,293,720 non-qualified stock options and 453,288 shares of restricted stock were granted under the Plan to employees and certain non-employees. Approximately half of the options granted vest eight years after the date of grant but can be accelerated to vest over three years if the Company meets annual performance goals. The remaining options granted under the Plan vest primarily over five years. All options expire after ten years. Restricted stock is earned if the Company meets annual performance goals for the year. For Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company recorded approximately $1.4 million, $3.1 million and $7.0 million, respectively, in compensation expense related to stock options and restricted stock in connection with the Plan.

During Fiscal 2000, a senior executive assumed a new position within the Company. As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual. This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates. As of February 1, 2003, under the original terms of this executive's option agreements, 256,200 shares would have remained unvested which could result in compensation expense and a reduction to net income by $0.3 million based on the February 1, 2003 stock value if the executive ceases employment with the Company.

Stock Option Plan

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "Plan"). The Plan provided for the grant of 4,050,000 incentive or non-qualified options to purchase common stock. The Plan was subsequently amended to increase the shares available for grant to 8,100,000 shares. Additionally, the amendment provided that the maximum number of options which may be granted to any individual may not exceed 2,700,000 shares. The options granted under the Plan are approved by the Compensation and Stock Option Committee of the Board of Directors, primarily vest over five years, and are exercisable for a ten-year period from the date of grant.

A summary of the Company's stock option activity under all plans follows:
	For the Years Ended
	February 1, 2003 (1)		February 2, 2002 (1)		February 3, 2001 (1)
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding - beginning of year	6,949,339	$18.85	7,775,338	$15.52	7,281,045	$11.21
Granted (Exercise price equal to fair value)	1,527,804	$23.48	907,950	$34.80	2,539,950	$20.49
Exercised (2)	(196,928)	$ 9.35	(1,536,069)	$10.30	(1,865,837)	$ 5.46
Cancelled	(174,359)	$26.31	(197,880)	$24.57	(179,820)	$14.80
Outstanding - end of year (3)	8,105,856	$19.83	6,949,339	$18.85	7,775,338	$15.52
Exercisable - end of year (4)	3,769,825	$15.90	2,568,408	$13.54	1,772,151	$13.25
Weighted-average fair value of options granted during the year (Black-Scholes method)		$13.12		$20.59		$16.62

(1) As of February 1, 2003, February 2, 2002 and February 3, 2001, the Company had 3,621,266 shares, 4,981,106 shares and 845,195 shares, available for grant, respectively.
(2) Options exercised during Fiscal 2002 ranged in price from $1.00 to $26.29 with an average of $9.35.
(3) As of February 1, 2003, the exercise price of 1,872,925 options outstanding ranged between $0.93 and $15.58 with weighted-average remaining contractual lives between approximately 1 and 10 years. The exercise price of 2,645,146 options outstanding ranged between $15.77 and $21.67 with weighted-average remaining contractual lives between approximately 6 and 10 years. The exercise price of 1,637,180 options outstanding ranged between $16.46 and $24.35 with weighted-average remaining contractual lives between 6 and 9 years. The exercise price of 1,950,605 options outstanding ranged between $24.55 and $40.41 with weighted-average remaining contractual lives between 6 and 9 years.
(4) As of February 1, 2003, the exercise price of 1,761,831 options that were currently exercisable ranged between $0.93 and $19.85 and the exercise price of 2,007,994 options that were currently exercisable ranged between $21.67 and $40.41.

Restricted Stock Grants

The Company maintains a restricted stock plan for compensating certain employees. Through February 1, 2003, a total of 2,503,233 shares of restricted stock had been granted at prices ranging from $0.93 to $35.30, and, through Fiscal 2002, a total of 2,482,833 shares have vested.

For Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company recorded $0.5 million, $2.5 million and $5.9 million, in compensation expense, respectively, on restricted stock.

16. Quarterly Financial Information - Unaudited
(In thousands, except per share amounts)	Quarters Ended
	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003
Net sales	$ 277,893	$ 319,223	$ 374,471	$ 491,554
Gross profit	$ 110,019	$ 109,754	$ 146,307	$ 176,418
Net income	$ 12,718	$ 10,080	$ 27,061	$ 38,876
Basic income per common share	$ 0.18	$ 0.14	$ 0.38	$ 0.55
Diluted income per common share	$ 0.17	$ 0.14	$ 0.37	$ 0.54

	May 5, 2001	August 4, 2001	November 3, 2001	February 2, 2002
Net sales	$ 251,548	$ 292,392	$ 363,659	$ 464,300
Gross profit	$ 101,870	$ 107,989	$ 149,539	$ 187,970
Net income	$ 15,545	$ 15,306	$ 30,742	$ 43,902
Basic income per common share	$ 0.22	$ 0.21	$ 0.43	$ 0.61
Diluted income per common share	$ 0.21	$ 0.21	$ 0.42	$ 0.60

Management Responsibility for Financial Reporting

The integrity and objectivity of the financial statements and related financial information in this report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include, when necessary, the best estimates and judgements of management.

We maintain a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with our authorization, and the accounting records provide a reliable basis for the preparation of the financial statements. The system of internal accounting controls is continually reviewed by management and improved and modified as necessary in response to changing business conditions and recommendations of the Company's independent auditors.

The Audit Committee of the Board of Directors, consisting of independent directors, meets periodically with management and independent auditors to review matters relating to our financial reporting, the adequacy of internal accounting controls and the scope and results of audit work.

Ernst & Young LLP, Certified Public Accountants, are engaged to audit our consolidated financial statements. Their Independent Auditors' Report, which is based on an audit made in accordance with auditing standards generally accepted in the United States, expresses an opinion as to the fair presentation of these financial statements.

Report of Independent Auditors

To the Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at February 1, 2003 and February 2, 2002 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002.

Ernst & Young LLP

Pittsburgh, Pennsylvania
February 24, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions "Information Regarding Class II Directors With Terms Expiring in 2006," "Information Regarding Nominees for Class III Directors With Terms Expiring in 2004," "Information Regarding Class I Directors With Terms Expiring in 2005," "Executive Officers," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 27, 2003, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 27, 2003 under the captions "Executive Officer Compensation," "Option/SAR Grants in Last Fiscal Year," and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 27, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 27, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are included in Item 8:

        Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002
        Consolidated Statements of Operations for each of the three fiscal years ended February 1, 2003
        Consolidated Statements of Comprehensive Income for each of the three fiscal years ended February 1, 2003
        Consolidated Statements of Stockholders' Equity for each of the three fiscal years ended February 1, 2003
        Consolidated Statements of Cash Flows for each of the three fiscal years ended February 1, 2003
        Notes to the Consolidated Financial Statements

(a)(2)Financial statement schedules have been omitted because they are not required or are not applicable.

(a)(3) Exhibits

Exhibit
Number Description

3.1        Second Amended and Restated Certificate of Incorporation, as amended (1)
3.2        Amended and Restated Bylaws (2)
4.1        See Second Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1
4.2        See Amended and Restated Bylaws in Exhibit 3.2
10.1      Restated and Amended Office/Distribution Center Lease dated September 10, 1999 between the
             Registrant and Linmar Realty Company (3)
10.2      Form of the Registrant's 1994 Stock Option Plan (4)
10.3      Form of Restricted Stock Agreement (5)
10.4      Form of Indemnification Agreement (6)
10.5      Employee Stock Purchase Plan (7)
10.6      Form of the Registrant's 1999 Stock Incentive Plan, as amended (8)
10.7      Employment Agreement between the Registrant and Roger S. Markfield dated September 9, 1999 (9)
10.8      Purchase and Sale Agreement between Blue Star Imports, L.P. and Schottenstein Stores Corporation
                 (10)
10.9      Employment Agreement between the Registrant and Michael J. Leedy dated October 26, 1999 (11)
10.10    Employment Agreement between the Registrant and James V. O'Donnell dated November 20, 2000
                 (12)
10.11    Consulting Agreement between the Registrant and Schottenstein Bernstein Capital Group, LLC dated
                 October 2, 2000 (13)
10.12    Employment Agreement between the Registrant and Susan P. Miller dated September 4, 2002 (14)
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
                   Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as Exhibit 3.1 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9,
      1999, as amended and incorporated herein by reference.
(2) Previously filed as Exhibit 3.2 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9,
      1999, as amended and incorporated herein by reference.
(3) Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 30, 1999, filed November 24,
      1999, and incorporated herein by reference.
(4) Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994, as amended on Form S-8 (file no. 33-12643) filed September 25, 1996 and incorporated herein by reference and
      Form S-8 (file no. 33-44759) filed January 22, 1998 and incorporated herein by reference.
(5) Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994 and incorporated herein by reference.
(6) Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294) filed February 14,
      1994, as amended, and incorporated herein by reference.
(7) Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed on April 5,
      1996 and incorporated herein by reference.
(8) Previously filed as Exhibit B to the Proxy Statement for the period ended February 3, 2001, filed May 2, 2001, and incorporated herein by reference.
(9) Previously filed as Exhibit 10.4 to the Form 10-Q for the period ended October 30, 1999, filed November 24,
      1999, and incorporated herein by reference.
(10) Previously filed as Exhibit 10.10 to the Form 10-K for the period ended January 29, 2000, filed April 12, 2000 and incorporated herein by reference.

(11) Previously filed as Exhibit 10.11 to the Form 10-K for the period ended February 3, 2001, filed April 27, 2001 and incorporated herein by reference.
(12) Previously filed as Exhibit 10.12 to the Form 10-K for the period ended February 3, 2001, filed April 27, 2001 and incorporated herein by reference.
(13) Previously filed as Exhibit 10.13 to the Form 10-K for the period ended February 3, 2001, filed April 27, 2001 and incorporated herein by reference.
(14) Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended November 2, 2002, filed December 17, 2002 and incorporated herein by reference

(b) We filed the following reports on Form 8-K during the quarter ended February 1, 2003:

1.On November 6, 2002, we issued a press release announcing our October 2002 sales. The press release was filed on Form 8-K with the SEC on November 7, 2002.

2. On November 14, 2002, we issued a press release announcing our financial results for the third quarter ended November 2, 2002. The press release was filed on Form 8-K with the SEC on November 14, 2002.

3.On December 4, 2002, we issued a press release announcing our November 2002 sales. The press release was filed on Form 8-K with the SEC on December 5, 2002.

4.On December 10, 2002, we issued a press release announcing the appointments of Roger S. Markfield and James V. O'Donnell to the positions of Co-Chief Executive Officers. The press release was filed on Form 8-K with the SEC on December 11, 2002.

5.On January 8, 2003, we issued a press release announcing our December 2002 sales. The press release was filed on Form 8-K with the SEC on January 9, 2003.

(c) Exhibits

The exhibits to this report begin on page 49.

 (d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC. By: /s/ Roger S. Markfield Roger S. Markfield President and Co-Chief Executive Officer	/s/ James V. O'Donnell James V. O'Donnell Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on April 1, 2003.

Signature	Title
/s/ Roger S. Markfield Roger S. Markfield	President, Co-Chief Executive Officer and Director (Principal Executive Officer)
/s/ James V. O'Donnell James V. O'Donnell	Co-Chief Executive Officer and Director (Principal Executive Officer)
/s/ Laura A. Weil Laura A. Weil	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Dale E. Clifton Dale E. Clifton	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)
* Jay L. Schottenstein	Chairman of the Board and Director
* George Kolber	Vice Chairman of the Board and Director
* Ari Deshe	Director
* Jon P. Diamond	Director
* Martin P. Doolan	Director
* Gilbert W. Harrison	Director
* Michael G. Jesselson	Director
* Thomas R. Ketteler	Director
* John L. Marakas	Director
* David W. Thompson	Director
* Gerald E. Wedren	Director

*By: /s/ Laura A. Weil
         Laura A. Weil, Attorney-in-Fact

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Roger S. Markfield, Co-Chief Executive Officer of American Eagle Outfitters, Inc., certify that:

    I have reviewed this annual report on Form 10-K of American Eagle Outfitters, Inc.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 1, 2003
/s/ Roger S. Markfield
Roger S. Markfield
President and Co-Chief Executive Officer

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, James V. O'Donnell, Co-Chief Executive Officer of American Eagle Outfitters, Inc., certify that:

    I have reviewed this annual report on Form 10-K of American Eagle Outfitters, Inc.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 1, 2003
/s/ James V. O'Donnell
James V. O'Donnell
Co-Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Laura A. Weil, Chief Financial Officer of American Eagle Outfitters, Inc., certify that:

    I have reviewed this annual report on Form 10-K of American Eagle Outfitters, Inc.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 1, 2003
/s/ Laura A. Weil
Laura A. Weil
Executive Vice President and Chief Financial Officer