Form 10-Q
period 2003-05-03
AMERICAN EAGLE OUTFITTERS INC
filed 2003-06-13
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES [X] NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  71,068,048 Common Shares were outstanding at June 2, 2003.

AMERICAN EAGLE OUTFITTERS, INC.

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Balance Sheets
May 3, 2003, February 1, 2003 and May 4, 2002	3
Consolidated Statements of Operations
Three months ended May 3, 2003 and May 4, 2002	4
Consolidated Statements of Cash Flows
Three months ended May 3, 2003 and May 4, 2002	5
Notes to Consolidated Financial Statements	6
Report of Independent Accountants	12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	18

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands) Assets	May 3, 2003 (Unaudited)	February 1, 2003	May 4, 2002 (Unaudited)
Current assets:
Cash and cash equivalents	$106,955	$194,526	$120,054
Short-term investments	107,066	47,047	62,377
Merchandise inventory	146,205	124,708	114,183
Accounts and note receivable, including related party	21,474	13,598	35,172
Prepaid expenses and other	43,541	32,153	25,995
Deferred income taxes	9,386	15,846	15,197
Total current assets	434,627	427,878	372,978
Property and equipment, at cost, net of accumulated depreciation and amortization	270,903	267,479	262,959
Goodwill, net of accumulated amortization	23,614	23,614	23,966
Other assets, net of accumulated amortization	30,882	22,368	24,660
Total assets	$760,026	$741,339	$684,563

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,769	$50,608	$70,644
Current portion of note payable	4,528	4,225	4,112
Accrued compensation and payroll taxes	14,962	13,001	19,800
Accrued rent	27,291	28,476	27,570
Accrued income and other taxes	18,449	12,655	883
Unredeemed stored value cards and gift certificates	16,195	22,837	12,021
Other liabilities and accrued expenses	9,931	9,784	9,184
Total current liabilities	152,125	141,586	144,214
Non-current liabilities:
Note payable	16,019	16,356	18,662
Other non-current liabilities	5,836	5,915	4,188
Total non-current liabilities	21,855	22,271	22,850
Commitments and contingencies	-	-	-
Stockholders' equity
Preferred stock	-	-	-
Common stock	722	733	720
Contributed capital	155,357	154,840	164,844
Accumulated comprehensive income (loss)	2,007	(31)	(1,286)
Retained earnings	474,925	468,522	392,505
Deferred compensation	(2,035)	(2,253)	(12,869)
Treasury stock	(44,930)	(44,329)	(26,415)
Total stockholders' equity	586,046	577,482	517,499
Total liabilities and stockholders' equity	$760,026	$741,339	$684,563
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
(In thousands, except per share amounts)	May 3, 2003	May 4, 2002
Net sales	$291,858	$277,893
Cost of sales, including certain buying, occupancy and warehousing expenses	185,870	167,874
Gross profit	105,988	110,019
Selling, general and administrative expenses	82,856	78,139
Depreciation and amortization expense	13,416	11,958
Operating income	9,716	19,922
Other income, net	641	661
Income before income taxes	10,357	20,583
Provision for income taxes	3,954	7,865
Net income	$ 6,403	$ 12,718

Basic income per common share	$0.09	$0.18
Diluted income per common share	$0.09	$0.17
Weighted average common shares outstanding - basic	71,056	72,036
Weighted average common shares outstanding - diluted	71,991	73,714

Retained earnings, beginning	$468,522	$379,787
Net income	6,403	12,718
Retained earnings, ending	$474,925	$392,505
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
(In thousands)	May 3, 2003	May 4, 2002
Operating activities:
Net income	$6,403	$12,718
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	13,416	11,958
Stock compensation	220	1,199
Deferred income taxes	(1,335)	(2,638)
Other adjustments	620	904
Changes in assets and liabilities:
Merchandise inventory	(20,325)	(21,731)
Accounts and note receivable, including related party	(9,356)	(18,398)
Prepaid expenses and other	(11,027)	(1,987)
Accounts payable	9,322	29,375
Unredeemed stored value cards and gift certificates	(6,719)	(5,567)
Accrued liabilities	5,946	(29,069)
Total adjustments	(19,238)	(35,954)
Net cash used for operating activities	(12,835)	(23,236)
Investing activities:
Capital expenditures	(13,618)	(17,682)
Purchase of short-term investments	(69,735)	(23,960)
Sale of short-term investments	9,716	6,677
Other investing activities	(166)	(799)
Net cash used for investing activities	(73,803)	(35,764)
Financing activities:
Payments on note payable	(1,574)	(1,270)
Repurchase of common stock	(601)	(1,561)
Net proceeds from stock options exercised	236	1,406
Net cash used for financing activities	(1,939)	(1,425)
Effect of exchange rates on cash	1,006	81
Net decrease in cash and cash equivalents	(87,571)	(60,344)
Cash and cash equivalents - beginning of period	194,526	180,398
Cash and cash equivalents - end of period	$106,955	$120,054

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 3, 2003

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at May 3, 2003 and May 4, 2002 and for the three month periods ended May 3, 2003 (the "current period") and May 4, 2002 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2002 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 1, 2003 was derived from the audited financial statements.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2003", "Fiscal 2002" and "Fiscal 2001" refer to the fifty-two week period ending January 31, 2004 and the fifty-two week periods ended February 1, 2003, and February 2, 2002, respectively.

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

Recent Financial Accounting Standards Board Pronouncements

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company adopted the statement's annual disclosure requirements for Fiscal 2002.  Additionally, the Company adopted the statement's interim reporting requirements for the quarter ended May 3, 2003.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income, net of income taxes, in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 7 of the Consolidated Financial Statements).

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

Short-term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of May 3, 2003, short-term investments included investments with an original maturity of greater than three months (averaging approximately seven months) and consisted primarily of tax-exempt municipal bonds and taxable agency bonds classified as available for sale.

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 74 million issued at May 3, 2003, February 1, 2003 and May 4, 2002 and 71 million outstanding at May 3, 2003 and February 1, 2003 and 72 million outstanding at May 4, 2002.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at May 3, 2003, February 1, 2003 or May 4, 2002.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  As part of this stock repurchase program, the company purchased 40,000 shares of common stock for approximately $0.5 million on the open market during the three months ended May 3, 2003.  No repurchases were made during the three months ended May 4, 2002.   Additionally, during the three months ended May 3, 2003 and May 4, 2002, the Company purchased 3,300 shares and 55,000 shares, respectively, from certain employees at market prices totaling $0.1 million and $1.6 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

(In thousands)	For the Three Months Ended
	May 3, 2003	May 4, 2002
Net income	$6,403	$12,718
Weighted average common shares outstanding:
Basic shares	71,056	72,036
Dilutive effect of stock options and non-vested restricted stock	935	1,678
Diluted shares	71,991	73,714

Options to purchase 6,253,000 and 1,857,000 shares of common stock during the three months ended May 3, 2003 and May 4, 2002, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

Stock Option Plan

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The pro forma information below is based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"), issued in December 2002.  SFAS No. 148 requires that the pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

	For the Three Months Ended
(In thousands, except per share amounts)	May 3, 2003	May 4, 2002
Net income, as reported	$6,403	$12,718
Add: stock-based compensation expense included in reported net income, net of tax	185	126
Less: total stock-based compensation expense determined under fair value method, net of tax	(3,890)	(2,112)
Pro forma net income	$ 2,698	$10,732

Basic income per common share:
As reported	$0.09	$0.18
Pro forma	$0.04	$0.15

Diluted income per common share:
As reported	$0.09	$0.17
Pro forma	$0.04	$0.15

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the May 3, 2003 presentation.

3. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(In thousands)	May 3, 2003	February 1, 2003	May 4, 2002
Accounts receivable - construction allowances	$2,432	$5,247	$3,536
Related party accounts receivable	7,809	1,266	3,572
Note receivable	360	377	14,454
Accounts receivable - sell-offs to non-related parties	5,338	1,670	4,676
Interest income receivable	516	681	1,246
Accounts receivable - other	5,019	4,357	7,688
Total	$21,474	$13,598	$35,172

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	May 3, 2003	February 1, 2003	May 4, 2002
Land	$2,355	$2,355	$2,355
Buildings	20,544	20,144	19,806
Leasehold improvements	227,433	217,102	200,660
Fixtures and equipment	169,948	164,175	141,873
	420,280	403,776	364,694
Less: Accumulated depreciation and amortization	(149,377)	(136,297)	(101,735)
Net property and equipment	$270,903	$267,479	$262,959

5. Related Party Transactions

The Company has various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of Schottenstein Stores Corporation ("SSC").  The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $0.6 million for the three months ended May 3, 2003 and May 4, 2002, under the lease.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including Value City Department Stores, Inc. ("VCDS"), a publicly-traded subsidiary of SSC. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales.  For the three months ended May 3, 2003 and May 4, 2002, proceeds from sell-offs to VCDS were $7.7 million and $3.7 million, respectively.

The Company had approximately $7.8 million, $1.3 million and $3.6 million included in accounts receivable at May 3, 2003, February 1, 2003 and May 4, 2002, respectively, that pertained to related parties. The majority of the receivable related to merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended May 3, 2003 and May 4, 2002, the Company paid approximately $0.4 million and $0.1 million, respectively, for these services.

During Fiscal 2002 and Fiscal 2001, the Company made deposits with SSC of approximately $2.5 million in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft.  These deposits are included in other assets, net of accumulated amortization.  Additionally, the Company paid $0.3 million and $0.2 million for the three months ended May 3, 2003 and May 4, 2002, respectively, to cover its share of operating costs based on usage of the corporate aircraft.

6. Accounting for Derivative Instruments and Hedging Activities

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income. For the three months ended May 3, 2003, unrealized net gains on derivative instruments of approximately $35,000, net of related tax effects, were recorded in other comprehensive income.

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

7. Other Comprehensive Income

Other comprehensive income is comprised of the following:

(In thousands)	Three Months Ended
	May 3, 2003	May 4, 2002
Net Income	$6,403	$12,718
Unrealized gain (loss) on investments, net of tax	(59)	410
Foreign currency translation adjustment, net of tax	2,062	46
Unrealized derivative gains on cash flow hedge, net of tax	35	153
Other comprehensive income, net of tax	2,038	609
Total comprehensive income	$8,441	$13,327

8.  Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, its American Eagle segment and its Bluenotes segment. The American Eagle segment includes the Company's 761 U.S. and Canadian retail stores and the Company's e-commerce business, ae.com. The Bluenotes segment includes the Company's 111 Bluenotes/Thriftys retail stores in Canada. Both segments derive their revenues from the sale of women's and men's apparel. However, each segment is identified by a distinct brand name and target customer.

(In thousands)	American Eagle*	Bluenotes	Total
As of and for the three months ended May 3, 2003
Net sales	$276,069	$15,789	$291,858
Operating Income	15,402	(5,686)	9,716
Total assets	697,149	62,877	760,026
As of and for the three months ended May 4, 2002
Net sales	$260,431	$17,462	$277,893
Operating Income	23,347	(3,425)	19,922
Total assets	629,113	55,450	684,563

* Includes certain other businesses that support American Eagle.

9. Income Taxes

For the three months ended May 3, 2003 and May 4, 2002, the effective tax rate used for the provision of income tax approximated 38%.

10. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month periods ended May 3, 2003 and May 4, 2002, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of May 3, 2003 and May 4, 2002 and the related consolidated statements of operations and cash flows for the three month periods ended May 3, 2003 and May 4, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 1, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2003, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
May 14, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Results of Operations

Consolidated store data for the three months ended May 3, 2003 and May 4, 2002

	Three Months Ended
	May 3, 2003	May 4, 2002
Number of stores at end of period:
Beginning of year	864	790
Opened	9	11
Closed	(1)	-
End of period	872	801

Store count and gross square feet by brand as of May 3, 2003 and May 4, 2002

	May 3, 2003		May 4, 2002
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	761	3,883,468	689	3,413,933
Bluenotes/Thriftys stores	111	353,325	112	354,853
Total stores and gross square feet at end of period	872	4,236,793	801	3,768,786

Comparison of three months ended May 3, 2003 to the three months ended May 4, 2002

Net Sales

 Net sales increased 5.0% to $291.9 million from $277.9 million. The sales increase was due primarily to a 12% increase in gross square feet, consisting primarily of a net addition of 71 stores, offset by a consolidated comparable store sales decrease of 6.5%.

American Eagle net sales increased 6.0% to $276.1 million from $260.4 million. The sales increase was due primarily to the net addition of 72 stores offset by a comparable store sales decrease of 5.8%. The comparable store sales decrease was driven by a lower average unit retail price due to increased promotional activity as well as merchandise mix.  Units sold per average store, the number of transactions and units sold per transaction all increased compared to the same period last year.  Comparable store sales in the men's business declined in the low double-digits for the first quarter while the women's comparable store sales decreased in the low single-digits.

Bluenotes net sales decreased 9.6% to $15.8 million from $17.5 million. The sales decline was due primarily to a comparable store sales decrease of 15.3% as a result of a lower average unit retail price.  Units sold per average store, the number of transactions and units sold per transaction all increased compared to the same period last year.

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

Gross Profit

Gross profit as a percent to sales declined to 36.3% from 39.6%. The percentage decrease was attributed primarily to a lower merchandise margin and the deleveraging of buying, occupancy and warehousing costs at the American Eagle stores. A lower merchandise margin resulted from an increase in markdowns as a percent to sales, partially offset by an improved markon.  Buying, occupancy and warehousing costs deleveraged due primarily to rent expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to sales increased to 28.4% from 28.1% due primarily to the deleveraging of compensation expense partially offset by the leveraging of advertising, services purchased, leasing costs and communications.   For the quarter, selling, general and administrative expense per gross square foot declined 5.7% and decreased 2.6% per average store.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to sales increased to 4.6% from 4.3% due primarily to our U.S. expansion, including new and remodeled stores.

Other Income

Other income decreased to $0.6 million from $0.7 million due primarily to lower investment income resulting from lower average investment rates.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:

	May 3, 2003	February 1, 2003	May 4, 2002
Working capital (in 000's)	$282,502	$286,292	$228,764
Current ratio	2.86	3.02	2.59

Net cash used for operating activities was $12.8 million for the three months ended May 3, 2003 compared to $23.2 million for the same period last year.  The primary differences in cash used for operating activities between the first quarter 2003 and 2002 were due to the timing of income tax payments offset by lower net income adjusted for depreciation and amortization compared to the same period last year.

Net cash used for investing activities of $73.8 million was primarily for the $60.0 million net purchase of short-term investments as well as capital expenditures of $13.6 million.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.3% at May 3, 2003) or a negotiated rate such as LIBOR.  The facility has a limit of $40.0 million that can be used for direct borrowing. No borrowings were required against the line for the current or prior period. At May 3, 2003, letters of credit in the amount of $48.7 million were outstanding leaving a remaining available balance on the facility of $69.9 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution.  At May 3, 2003, letters of credit in the amount of $28.5 million were outstanding, leaving a remaining available balance on the uncommitted letter of credit facility of $21.5 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") and a $11.2 million revolving operating facility (the "operating facility") in connection with its Canadian acquisition.  The term facility matures in December 2007 and bears interest at the one-month Bankers' Acceptance Rate (3.3% at May 3, 2003) plus 140 basis points.  At May 3, 2003, the remaining balance on the term facility was $20.5 million.  The operating facility is due in November 2003, has four additional one-year extensions, and bears interest at either the lender's prime lending rate (5.0% at May 3, 2003) or the Bankers' Acceptance Rate (3.3% at May 3, 2003) plus 120 basis points.   There were no borrowings under the operating facility for the period ended May 3, 2003.

Capital expenditures, net of construction allowances, totaled $13.6 million for the three months ended May 3, 2003. This amount consisted primarily of $11.4 million related to nine new and twelve remodeled American Eagle stores in the United States and Canada.

We expect capital expenditures during Fiscal 2003 to be approximately $80 to $90 million, which will relate primarily to approximately 60 new American Eagle stores in the United States and Canada, and the remodeling of approximately 70 American Eagle stores in the United States. Remaining capital expenditures will relate primarily to information technology upgrades.  This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable store locations that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank lines of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2003.

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

Critical Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. Accordingly, results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. For more information regarding the Company's critical accounting policies, please see the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended February 1, 2003.

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

Safe Harbor Statement, Seasonality and Risk Factors

This report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

  the planned opening of approximately 50 additional American Eagle stores in the United States and Canada during the remainder of Fiscal 2003, the selection of approximately 60 additional stores in the United States for remodeling during the remainder of Fiscal 2003, the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2003 cash requirements, and the possibility of growth through acquisitions and/or internally developing new brands.

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

Our ability to expand through new store growth

The Company's continued growth and success will depend in part on its ability to open and operate new stores on a timely and profitable basis. During the remainder of Fiscal 2003, the Company plans to open roughly 50 new American Eagle stores in the United States and Canada. Accomplishing the Company's new store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, the expansion of the Company's buying and inventory capabilities and the availability of capital. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new stores profitably.

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand. The Bluenotes business incurred operating losses during the prior year due to a combination of factors, including (i) an abrupt change to the target customer and merchandising strategy, (ii) adjusting the merchandise fit to a smaller size, (iii) a merchandise product assortment that was skewed too high in price points and not consistent with the brand strategy, (iv) a marketing approach that was too narrow in scope, (v) a lack of sourcing efficiencies and (vi) increased competitive pressure. In addition, adverse economic conditions in general during the year had a negative impact on the operations of many Canadian retailers, including those of Bluenotes. The Company has made management changes in the Bluenotes division and is in the process of implementing new merchandising and operating strategies. However, there can be no assurance that the merchandising and operating strategies implemented by the Company's new management team will result in improved results of operations.

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

The interruption of the flow of merchandise from key vendors

The Company purchases merchandise from domestic and foreign suppliers. During the prior year, a majority of the Company's merchandise was purchased from foreign suppliers. Since we rely on a small number of overseas sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier, the imposition of additional import restrictions, such as increased duties, tariffs or quotas, or political or economic disruptions could have an adverse effect on our operations. We do not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key business systems; any disaster or casualty resulting in the interruption of service from our distribution centers; changes in weather patterns; any unanticipated effect of Severe Acute Respiratory Syndrome (SARS); the effects of changes in currency exchange rates and interest rates; and international and domestic acts of terror.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

(b)	We filed the following reports on Form 8-K during the three months ended May 3, 2003:

1.  On February 5, 2003, we issued a press release announcing our January 2003 sales, filed on Form 8-K with the SEC on February 6, 2003.

2.   On February 10, 2003, we  issued a press release announcing the appointment of Fred Grover to the position of President of Bluenotes, filed on Form 8-K with the SEC on February 11, 2003.

3.  On February 25, 2003, we issued a press release announcing our financial results for the fourth quarter ended February 1, 2003, filed on Form 8-K with the SEC on February 26, 2003

4.  On March 5, 2003, we issued a press release announcing our February 2003 sales, filed on Form 8-K with the SEC on March 6, 2003.

5.   On April 9, 2003, we issued a press release announcing our March 2003 sales, filed on Form 8-K with the SEC on April 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 12, 2003

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

June 12, 2003

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

June 12, 2003

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

June 12, 2003

/s/ Laura A. Weil
Laura A. Weil
Executive Vice President and Chief Financial Officer