Form 10-Q
period 2003-08-02
AMERICAN EAGLE OUTFITTERS INC
filed 2003-09-12
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23760

American Eagle Outfitters, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 150 Thorn Hill Drive, Warrendale, PA (Address of principal executive offices)	No. 13-2721761 (I.R.S. Employer Identification No.) 15086-7528 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,125,992 Common Shares were outstanding at September 2, 2003.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Balance Sheets
August 2, 2003, February 1, 2003 and August 3, 2002	3
Consolidated Statements of Operations
Three and six months ended August 2, 2003 and August 3, 2002	4
Consolidated Statements of Cash Flows
Six months ended August 2, 2003 and August 3, 2002	5
Notes to Consolidated Financial Statements	6
Report of Independent Accountants	13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	22

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands) Assets	August 2, 2003 (Unaudited)	February 1, 2003	August 3, 2002 (Unaudited)
Current assets:
Cash and cash equivalents	$119,328	$194,526	$109,246
Short-term investments	89,638	47,047	67,756
Merchandise inventory	159,036	124,708	148,781
Accounts and note receivable, including related party	25,230	13,598	17,971
Prepaid expenses and other	35,117	32,153	28,998
Deferred income taxes	13,468	15,846	16,343
Total current assets	441,817	427,878	389,095
Property and equipment, at cost, net of accumulated depreciation and amortization	277,619	267,479	263,989
Goodwill, net of accumulated amortization	23,614	23,614	23,966
Other assets, net of accumulated amortization	30,934	22,368	24,690
Total assets	$773,984	$741,339	$701,740

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,525	$50,608	$80,063
Current portion of note payable	4,593	4,225	8,780
Accrued compensation and payroll taxes	17,762	13,001	16,452
Accrued rent	27,874	28,476	26,387
Accrued income and other taxes	14,852	12,655	1,557
Unredeemed stored value cards and gift certificates	13,593	22,837	10,238
Other liabilities and accrued expenses	10,103	9,784	9,821
Total current liabilities	153,302	141,586	153,298
Non-current liabilities:
Note payable	15,100	16,356	17,400
Other non-current liabilities	9,752	5,915	7,021
Total non-current liabilities	24,852	22,271	24,421
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock	-	-	-
Common stock	734	733	721
Contributed capital	156,319	154,840	161,156
Accumulated other comprehensive gain (loss)	2,417	(31)	(1,844)
Retained earnings	483,029	468,522	402,585
Deferred compensation	(1,698)	(2,253)	(6,501)
Treasury stock	(44,971)	(44,329)	(32,096)
Total stockholders' equity	595,830	577,482	524,021
Total liabilities and stockholders' equity	$773,984	$741,339	$701,740
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$337,055	$319,223	$628,913	$597,116
Cost of sales, including certain buying, occupancy and warehousing expenses	225,866	209,469	411,736	377,343
Gross profit	111,189	109,754	217,177	219,773
Selling, general and administrative expenses	84,826	81,154	167,682	159,293
Depreciation and amortization expense	13,763	12,487	27,179	24,445
Operating income	12,600	16,113	22,316	36,035
Other income, net	514	196	1,155	857
Income before income taxes	13,114	16,309	23,471	36,892
Provision for income taxes	5,010	6,229	8,964	14,094
Net income	$8,104	$10,080	$14,507	$22,798

Basic income per common share	$0.11	$0.14	$0.20	$0.32
Diluted income per common share	$0.11	$0.14	$0.20	$0.31
Weighted average common shares outstanding - basic	71,085	72,119	71,071	72,075
Weighted average common shares outstanding - diluted	72,380	73,265	72,175	73,427

Retained earnings, beginning	$474,925	$392,505	$468,522	$379,787
Net income	8,104	10,080	14,507	22,798
Retained earnings, ending	$483,029	$402,585	$483,029	$402,585

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(In thousands)	August 2, 2003	August 3, 2002
Operating activities:
Net income	$14,507	$22,798
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	27,179	24,445
Stock compensation	555	2,868
Deferred income taxes	(1,183)	(110)
Other adjustments	1,089	1,279
Changes in assets and liabilities:
Merchandise inventory	(33,015)	(57,733)
Accounts and note receivable, including related party	(12,683)	(412)
Prepaid expenses and other	(2,454)	(5,507)
Accounts payable	12,976	42,680
Unredeemed stored value cards and gift certificates	(9,345)	(7,346)
Accrued liabilities	6,997	(34,142)
Total adjustments	(9,884)	(33,978)
Net cash provided by (used for) operating activities	4,623	(11,180)
Investing activities:
Capital expenditures	(34,158)	(32,125)
Purchase of short-term investments	(82,544)	(35,480)
Sale of short-term investments	39,953	12,761
Other investing activities	(730)	(1,940)
Net cash used for investing activities	(77,479)	(56,784)
Financing activities:
Payments on note payable	(2,814)	(2,670)
Proceeds from borrowings from line of credit	-	4,784
Repurchase of common stock	(642)	(7,242)
Net proceeds from stock options exercised	527	1,746
Net cash used for financing activities	(2,929)	(3,382)
Effect of exchange rates on cash	587	194
Net decrease in cash and cash equivalents	(75,198)	(71,152)
Cash and cash equivalents - beginning of period	194,526	180,398
Cash and cash equivalents - end of period	$119,328	$109,246

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at August 2, 2003 and August 3, 2002 and for the three and six month periods ended August 2, 2003 (the "current period") and August 3, 2002 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2002 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 1, 2003 was derived from the audited financial statements.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2003" and "Fiscal 2002" refer to the fifty-two week period ending January 31, 2004 and the fifty-two week period ended February 1, 2003, respectively.

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

Recent Accounting Standards

FIN No. 46, Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 is effective for all new variable interest entities created or interest acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the interpretation must be applied in the first interim period beginning after June 15, 2003.  Management is currently performing an evaluation of the effect, if any, that the adoption of FIN 46 may have on the Company's earnings and financial condition.

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

Short-term Investments

Cash in excess of operating requirements is invested in marketable equity or government debt obligations. As of August 2, 2003, short-term investments included investments with an original maturity of greater than three months (averaging approximately ten months) and consisted primarily of tax-exempt municipal bonds and taxable agency bonds classified as available for sale.

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 74 million issued at August 2, 2003, February 1, 2003 and August 3, 2002 and 71 million outstanding at August 2, 2003 and February 1, 2003 and 72 million outstanding at August 3, 2002.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at August 2, 2003, February 1, 2003 or August 3, 2002.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  As part of this stock repurchase program, the company purchased 40,000 shares of common stock for approximately $0.5 million on the open market during the six months ended August 2, 2003.  The company purchased 337,100 shares of common stock for approximately $5.6 million on the open market during the six months ended August 3, 2002.  As of August 2, 2003, approximately 700,000 shares remain authorized for repurchase.  Additionally, during the six months ended August 2, 2003 and August 3, 2002, the Company purchased 5,400 shares and 56,000 shares, respectively, from certain employees at market prices totaling $0.1 million and $1.6 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	Three Months Ended		Six Months Ended
(In thousands)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income	$8,104	$10,080	$14,507	$22,798
Weighted average common shares outstanding:
Basic shares	71,085	72,119	71,071	72,075
Dilutive effect of stock options and non-vested restricted stock	1,295	1,146	1,104	1,352
Diluted shares	72,380	73,265	72,175	73,427

Options to purchase 5,420,000 and 5,467,000 shares of common stock during the three and six months ended August 2, 2003, respectively, and 5,914,000 and 3,900,000 shares during the three and six months ended August 3, 2002, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended		Six Months Ended
(In thousands)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income, as reported	$8,104	$10,080	$14,507	$22,798
Add: stock-based compensation expense included in reported net income, net of tax	412	103	597	229
Less: total stock-based compensation expense determined under fair value method, net of tax	(3,867)	(2,005)	(7,758)	(4,117)
Pro forma net income	$4,649	$8,178	$7,346	$18,910

Basic income per common share:
As reported	$0.11	$0.14	$0.20	$0.32
Pro forma	$0.07	$0.11	$0.10	$0.26

Diluted income per common share:
As reported	$0.11	$0.14	$0.20	$0.31
Pro forma	$0.06	$0.11	$0.10	$0.26

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the August 2, 2003 presentation.

3. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(In thousands)	August 2, 2003	February 1, 2003	August 3, 2002
Accounts receivable - construction allowances	$5,722	$5,247	$4,875
Accounts receivable - sell-offs to non-related parties	4,468	1,670	3,149
Related party accounts receivable	3,759	1,266	1,578
Fabric receivable	3,189	-	-
Accounts receivable - other	8,092	5,415	8,369
Total	$25,230	$13,598	$17,971

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	August 2, 2003	February 1, 2003	August 3, 2002
Land	$2,355	$2,355	$2,355
Buildings	20,629	20,144	19,783
Leasehold improvements	240,265	217,102	207,248
Fixtures and equipment	176,434	164,175	146,803
	439,683	403,776	376,189
Less: Accumulated depreciation and amortization	(162,064)	(136,297)	(112,200)
Net property and equipment	$277,619	$267,479	$263,989

5. Related Party Transactions

The Company has various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from third parties.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of Schottenstein Stores Corporation ("SSC").  The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $0.6 million for the three months ended August 2, 2003 and August 3, 2002, and $1.2 million for the six  months ended August 2, 2003 and August 3, 2002 under the lease.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including Value City Department Stores, Inc. ("VCDS"), a publicly-traded subsidiary of SSC. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales.  For the three months ended August 2, 2003 and August 3, 2002, proceeds from sell-offs to VCDS were $0.7 million and $0.2 million, respectively.  For the six months ended August 2, 2003 and August 3, 2002, proceeds from sell-offs to VCDS were $8.4 million and $3.9 million, respectively.

The Company had approximately $3.8 million, $1.3 million and $1.6 million included in accounts receivable at August 2, 2003, February 1, 2003 and August 3, 2002, respectively, that pertained to related party merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended August 2, 2003 and August 3, 2002, the Company paid approximately $0.4 million and $0.1 million, respectively, for these services.  For the six months ended August 2, 2003 and August 3, 2002, the Company paid approximately $0.8 million and $0.2 million, respectively, for these services.

During Fiscal 2002 and Fiscal 2001, the Company made deposits with SSC totaling approximately $2.5 million in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft.  These deposits are included in other assets, net of accumulated amortization.  As of August 2, 2003, the net balance of the deposits was approximately $2.2 million.  Additionally, the Company paid $0.4 million and $0.5 million for the three months ended August 2, 2003 and August 3, 2002, respectively, and $0.7 million for the six months ended August 2, 2003 and August 3, 2002 to cover its share of operating costs based on usage of the corporate aircraft.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss).  Unrealized net gains (losses) on derivative instruments of approximately $(39,000) and $62,000 for the three months ended August 2, 2003 and August 3, 2002, respectively, and $(4,000) and $216,000 for the six months ended August 2, 2003 and August 3, 2002, respectively, net of related tax effects, were recorded in other comprehensive income (loss).

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

(In thousands)	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net Income	$8,104	$10,080	$14,507	$22,798
Unrealized gain (loss) on investments, net of tax	(7)	(147)	(66)	262
Foreign currency translation adjustment, net of tax	456	(473)	2,518	(427)
Unrealized derivative gains (losses) on cash flow hedge, net of tax	(39)	62	(4)	216
Other comprehensive income (loss), net of tax	410	(558)	2,448	51
Total comprehensive income	$8,514	$9,522	$16,955	$22,849

8.  Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, its American Eagle segment and its Bluenotes segment. The American Eagle segment includes the Company's 776 U.S. and Canadian retail stores and the Company's e-commerce business, ae.com. The Bluenotes segment includes the Company's 111 Bluenotes/Thriftys retail stores in Canada. Both segments derive their revenues from the sale of women's and men's apparel. However, each segment is identified by a distinct brand name and target customer.

Segment information as of and for the three and six months ended August 2, 2003 and August 3, 2002 follows:

(In thousands)
2003	American Eagle*	Bluenotes	Total
Three months:
Net sales	$317,766	$19,289	$337,055
Operating income (loss)	17,032	(4,432)	12,600
Six months:
Net sales	$593,835	$35,078	$628,913
Operating income (loss)	32,434	(10,118)	22,316
Total assets	712,050	61,934	773,984

2002
Three months:
Net sales	$300,411	$18,812	$319,223
Operating income (loss)	19,064	(2,951)	16,113
Six months:
Net sales	$560,842	$36,274	$597,116
Operating income (loss)	42,411	(6,376)	36,035
Total assets	639,600	62,140	701,740

* Includes certain other businesses that support American Eagle.

9. Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company.  As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual.  This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates.  As of August 2, 2003, under the original terms of this executive's option agreements, 211,200 shares would have remained unvested which could result in compensation expense and a reduction to net income by $0.6 million based on the August 2, 2003 stock value if the executive ceases employment with the Company.

10. Income Taxes

For the three and six months ended August 2, 2003 and August 3, 2002, the effective tax rate used for the provision of income tax approximated 38%.

11. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and six month periods ended August 2, 2003 and August 3, 2002, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of American Eagle Outfitters, Inc. as of August 2, 2003 and August 3, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 2, 2003 and August 3, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended August 2, 2003 and August 3, 2002.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 1, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
August 13, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Results of Operations

Consolidated store data for the six months ended August 2, 2003 and August 3, 2002

	Six Months Ended
	August 2, 2003	August 3, 2002
Number of stores:
Beginning of period	864	790
Opened	24	33
Closed	(1)	(1)
End of period	887	822

Store count and gross square feet by brand as of August 2, 2003 and August 3, 2002

	August 2, 2003		August 3, 2002
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	776	4,009,727	711	3,552,195
Bluenotes/Thriftys stores	111	354,206	111	352,210
Total stores and gross square feet at end of period	887	4,363,933	822	3,904,405

Comparison of three months ended August 2, 2003 to the three months ended August 3, 2002

Net Sales

 Consolidated net sales increased 5.6% to $337.1 million from $319.2 million. The sales increase was due primarily to a 12% increase in gross square feet, consisting primarily of a net addition of 65 stores, offset by a consolidated comparable store sales decrease of 5.5%.

American Eagle net sales increased 5.8% to $317.8 million from $300.4 million. The sales increase was due primarily to the net addition of 65 stores offset by a comparable store sales decrease of 5.3%. The comparable store sales decrease was driven primarily by a lower average unit retail price as well as a decline in the number of transactions per average store.  Units sold per average store and units sold per transaction both increased compared to the same period last year.  Comparable store sales in the men's business declined in the high single-digits for the period while the women's comparable store sales decreased in the mid single-digits.

Bluenotes net sales increased 2.5% to $19.3 million from $18.8 million. The increase in net sales was due to a stronger Canadian dollar during the period compared to the same period last year.  Comparable store sales, which exclude the impact of foreign currency fluctuations, decreased 8.3% due to a decline in the number of transactions per average store as well as a lower average unit retail price.  Units sold per transaction and units sold per store increased compared to the same period last year.

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

Gross Profit

Gross profit as a percent to sales declined to 33.0% from 34.4%. The percentage decrease was attributed to the deleveraging of buying, occupancy and warehousing costs, primarily rent expense, at the American Eagle stores.  Merchandise margins were flat for the period as an improvement in markon was offset by higher markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to sales decreased to 25.2% from 25.4% due primarily to the Company's cost control initiatives.  Advertising, services purchased, travel, chargecard fees, supplies, and communications all leveraged during the period.  These improvements were partially offset by the deleveraging of direct salaries in the American Eagle stores.  For the period, selling, general and administrative expense per gross square foot declined 6.5% and decreased 3.1% per average store.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to sales increased to 4.1% from 3.9% due primarily to our U.S. expansion, including new and remodeled stores.

Other Income, Net

Other income increased to $0.5 million from $0.2 million due primarily to lower interest expense and the strengthening of the Canadian dollar.

Comparison of six months ended August 2, 2003 to the six months ended August 3, 2002

Net Sales

 Consolidated net sales increased 5.3% to $628.9 million from $597.1 million. The sales increase was due primarily to a 12% increase in gross square feet, consisting primarily of a net addition of 65 stores, offset by a consolidated comparable store sales decrease of 6.0%.

American Eagle net sales increased 5.9% to $593.8 million from $560.8 million. The sales increase was due primarily to the net addition of 65 stores offset by a comparable store sales decrease of 5.6%. The comparable store sales decrease was driven by a lower average unit retail price as well as a slight decline in the number of transactions per average store.   Units sold per average store and units sold per transaction both increased compared to the same period last year.

Bluenotes net sales decreased 3.3% to $35.1 million from $36.3 million.  The sales decline was due primarily to a comparable store sales decrease of 11.6% partially offset by a stronger Canadian dollar this year compared to the same period last year.  The comparable store sales decrease, which excludes the impact of foreign currency fluctuations, was driven primarily by a lower average unit retail as well as a slight decline in the number of transactions per average store.  Units sold per transaction and units sold per average store both increased compared to the same period last year.

Gross Profit

Gross profit as a percent to sales declined to 34.5% from 36.8%.  The percentage decrease was primarily attributed to the deleveraging of buying, occupancy, and warehousing costs and a lower merchandise margin at the American Eagle stores.  Buying, occupancy and warehousing costs deleveraged due primarily to rent expense.  A lower merchandise margin resulted from an increase in markdowns as a percent to sales, partially offset by an improved markon.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to sales remained constant at 26.7%.  Direct salaries deleveraged, offset primarily by the leveraging of advertising, services purchased, travel, chargecard fees, supplies, and communications.  For the six month period, selling, general and administrative expenses per square foot declined 5.8% and decreased 2.5% per average store versus the same period last year.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to sales increased to 4.3% from 4.1% due primarily to our U.S. expansion, including new and remodeled stores.

Other Income, Net

Other income increased to $1.2 million from $0.9 million due primarily to lower interest expense and the strengthening of the Canadian dollar, offset by lower investment income resulting from lower average investment rates.

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:

	August 2, 2003	February 1, 2003	August 3, 2002
Working capital (in 000's)	$288,515	$286,292	$235,797
Current ratio	2.88	3.02	2.54

Net cash provided by operating activities was $4.6 million for the six months ended August 2, 2003 compared to $11.2 million used for operating activities during the same period last year.  The primary differences in cash used for operating activities between the six months ended August 2, 2003 and the six months ended August 3, 2002 were due primarily to the timing of income tax payments offset by lower net income adjusted for depreciation and amortization and stock compensation compared to the same period last year.

Net cash used for investing activities of $77.5 million was primarily for the $42.6 million net purchase of short-term investments as well as capital expenditures of $34.2 million.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.0% at August 2, 2003) or a negotiated rate such as LIBOR.  The facility has a limit of $40.0 million that can be used for direct borrowing.  No borrowings were required against the line for the current or prior period. At August 2, 2003, letters of credit in the amount of $52.1 million were outstanding leaving a remaining available balance on the facility of $66.5 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution.  At August 2, 2003, letters of credit in the amount of $30.5 million were outstanding, leaving a remaining available balance on the uncommitted letter of credit facility of $19.5 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") and a $11.2 million revolving operating facility (the "operating facility") in connection with its Canadian acquisition.  The term facility matures in December 2007 and bears interest at the one-month Bankers' Acceptance Rate (3.0% at August 2, 2003) plus 140 basis points.  At August 2, 2003, the remaining balance on the term facility was $19.7 million.  The operating facility is due in November 2003, has four additional one-year extensions, and bears interest at either the lender's prime lending rate (4.8% at August 2, 2003) or the Bankers' Acceptance Rate (3.0% at August 2, 2003) plus 120 basis points.   There were no borrowings under the operating facility for the period ended August 2, 2003.

Capital expenditures, net of construction allowances, totaled $34.2 million for the six months ended August 2, 2003. This amount consisted primarily of $27.3 million related to 24 new and 35 remodeled American Eagle stores in the United States and Canada.

We expect capital expenditures during Fiscal 2003 to be approximately $80 to $90 million, which will relate primarily to approximately 60 new American Eagle stores in the United States and Canada, and the remodeling of approximately 65 to 70 American Eagle stores in the United States. Remaining capital expenditures will relate primarily to information technology upgrades.  This forward-looking statement will be influenced by factors including our financial position, consumer spending, and the number of acceptable store locations that may become available. We believe that our existing cash and investment balances, our cash flow from operations, and our bank lines of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2003.

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

Critical Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. Accordingly, results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.  We believe the following policies, in addition to those described in our annual report on Form 10-K for the year ended February 1, 2003, to be critical:

Goodwill.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for impairment by comparing the fair value of the Company's reporting units to the book value.  As of August 2, 2003, approximately $13.5 million in goodwill was assigned to the Bluenotes reporting unit.  Additionally, a deferred tax asset of approximately $6.2 million relates to the Bluenotes' goodwill.  The fair value of the Company's reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized.   The Company continues to monitor for impairment of goodwill based on certain risk factors (see discussion of Risk Factors beginning on page 18).  As of August 2, 2003, the Company has determined that no impairment of goodwill exists.

The Company's prospective determination will depend on the ongoing operations and performance of its defined reportable units. Bluenotes' future earnings growth depends, in part, upon the Company's ability to successfully reposition the brand. The Company has made management changes in the Bluenotes division and has implemented new merchandising and operating strategies. However, there can be no assurance that the merchandising and operating strategies implemented by the Company's new management team will result in improved results of operations. Additionally, management's assumptions about discount rates, inflation rates and other internal and external economic conditions, such as the expected growth rate and terminal value of its reportable units, requires significant judgment based on fluctuating rates, anticipated future revenues, and the prospective financial markets.

Asset Impairment. The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets associated with retail stores that have been open longer than one year, which includes a review of lease acquisition costs, net of accumulated depreciation, of approximately $3.2 million related to Bluenotes. When undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, impairment losses are recorded. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, particularly regarding the Bluenotes brand, additional losses may be recorded.

Income Taxes. The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. No valuation allowance has been provided for the deferred tax assets.  A portion of the Company's deferred tax asset totaling $10.8 million is attributed to a foreign tax loss carryforward and relates to Bluenotes.  However, the Company has identified tax planning strategies and believes that future taxable income will be sufficient to recover the full amount of the respective deferred tax asset.

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

Income Taxes

The actual effective tax rate for Fiscal 2003 will ultimately depend on several variables, including the mix of earnings between U.S. and foreign operations and the overall level of earnings.  The rate is also influenced by proposed and enacted state and federal income tax legislation.  We anticipate an increase in the effective tax rate to approximately 39% beginning in the three months ending November 1, 2003.

Safe Harbor Statement, Seasonality and Risk Factors

This report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

  the planned opening of 36 additional American Eagle stores in the United States and Canada during the remainder of Fiscal 2003, the selection of approximately 30 to 35 additional stores in the United States for remodeling during the remainder of Fiscal 2003, the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2003 cash requirements, and the possibility of growth through acquisitions and/or internally developing new brands.

We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

Our ability to identify and respond to changing consumer preferences and fashion trends in a timely manner

The Company's future success depends, in part, upon its ability to identify and respond to fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise typically must be ordered well in advance of the selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still susceptible to changing fashion trends and fluctuations in customer demands.

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

Our ability to expand through new store growth

The Company's continued growth and success will depend in part on its ability to open and operate new stores on a timely and profitable basis. During the remainder of Fiscal 2003, the Company plans to open roughly 36 new American Eagle stores in the United States and Canada. Accomplishing the Company's new store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, the expansion of the Company's buying and inventory capabilities and the availability of capital. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new stores profitably.

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand. The Bluenotes business incurred operating losses during the prior year due to a combination of factors, including (i) an abrupt change to the target customer and merchandising strategy, (ii) adjusting the merchandise fit to a smaller size, (iii) a merchandise product assortment that was skewed too high in price points and not consistent with the brand strategy, (iv) a marketing approach that was too narrow in scope, (v) a lack of sourcing efficiencies and (vi) increased competitive pressure. In addition, adverse economic conditions in general during the year had a negative impact on the operations of many Canadian retailers, including those of Bluenotes. The Company has made management changes in the Bluenotes division and has implemented new merchandising and operating strategies. However, there can be no assurance that the merchandising and operating strategies implemented by the Company's new management team will result in improved results of operations.  For the six months ended August 2, 2003, the Bluenotes brand incurred an operating loss of approximately $10.1 million (see Note 8 of the Consolidated Financial Statements).

If the Company is not successful in repositioning the Bluenotes brand, the carrying value of certain assets assigned to the reporting unit may exceed the fair value of those assets and result in an impairment loss.  As of August 2, 2003, goodwill and lease acquisition costs attributed to the Bluenotes brand, including the related deferred tax asset, had a carrying value of approximately $23.0 million.  Additionally, a portion of the Company's deferred tax asset totaling $10.8 million is attributed to a foreign tax loss carryforward and relates to Bluenotes.  However, the Company has identified tax planning strategies and believes that future taxable income will be sufficient to recover the full amount of the respective deferred tax asset.  Management continues to monitor the Bluenotes brand for impairment based on the risk factors discussed above.  There were no impairment losses related to Bluenotes recognized for the three months ended August 2, 2003.  However, it is possible than an impairment loss may be required during the remainder of Fiscal 2003.

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

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key business systems; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; changes in weather patterns; the effects of changes in currency exchange rates and interest rates; and international and domestic acts of terror.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

The Co-Chief Executive Officers and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal controls over financial reporting that occurred during the three months ended August 2, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2003 Annual Meeting of Stockholders on May 27, 2003.  Holders of 65,003,408 shares of the Company's common stock were present in person or by proxy representing approximately 91.5% of the Company's 71,053,177 shares outstanding on the record date.

(b) and (c) The following persons continued to serve as Class I directors: Ari Deshe, Michael G. Jesselson, George Kolber, Roger S. Markfield and Jay L. Schottenstein; and the following persons continue to serve as Class III directors: Jon P. Diamond, Martin P. Doolan, Gilbert W. Harrison and James V. O'Donnell.  The following persons were elected as Class II members of the Board of Directors to serve a three year term  until the annual meeting in 2006 or until their successors are duly elected and qualified.  Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Shares For	Shares Abstain
John L. Marakas	63,556,695	1,446,713
Robert R. McMaster	64,089,230	914,178
Gerald E. Wedren	54,757,169	10,246,239
Larry M. Wolf	54,707,395	10,296,013

The stockholder proposal regarding the adoption of a management incentive plan did pass.  It received 62,953,595 shares for, 2,023,999 shares against and 25,814 shares abstain.  The stockholder proposal regarding the adoption of human rights standards did not pass.  It received 6,751,031 shares for, 45,271,874 shares against and 3,072,472 shares abstain.  The Company has an existing comprehensive vendor compliance program that contractually requires all suppliers to meet our global workplace standards, including human rights standards.

(d) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.13 Employment Agreement between the Registrant and Michael Leedy dated July 30, 2003.

Exhibit 15           Acknowledgement of Ernst & Young LLP

Exhibit 31.1        Certification by Roger S. Markfield pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2        Certification by James V. O'Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.3        Certification by Laura A. Weil pursuant to Rule 13a-14(a) or Rule 15d-14(a)

 Exhibit 32.1        Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 32.2        Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following reports on Form 8-K during the three months ended August 2, 2003:

1.  On May 7, 2003, we issued a press release announcing our April 2003 sales, filed on Form 8-K with the SEC on May 9, 2003.

2.   On May 15, 2003, we  issued a press release announcing our financial results for the first quarter ended May 3, 2003, filed on Form 8-K with the SEC on May 15, 2003.

3.  On June 4, 2003, we issued a press release announcing our May 2003 sales, filed on Form 8-K with the SEC on June 6, 2003.

4.  On July 9, 2003, we issued a press release announcing our June 2003 sales, filed on Form 8-K with the SEC on July 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 9, 2003

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

 /s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer