Form 10-Q
period 2003-11-01
AMERICAN EAGLE OUTFITTERS INC
filed 2003-12-05
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,184,441 Common Shares were outstanding at November 28, 2003.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets
November 1, 2003, February 1, 2003 and November 2, 2002	3
Consolidated Statements of Operations
Three and nine months ended November 1, 2003 and November 2, 2002	4
Consolidated Statements of Cash Flows
Nine months ended November 1, 2003 and November 2, 2002	5
Notes to Consolidated Financial Statements	6
Report of Independent Accountants	15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	26

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands) Assets	November 1, 2003 (Unaudited)	February 1, 2003	November 2, 2002 (Unaudited)
Current assets:
Cash and cash equivalents	$92,754	$194,526	$115,396
Short-term investments	113,324	47,047	57,576
Merchandise inventory	193,796	124,708	181,916
Accounts and note receivable, including related party	33,039	13,598	22,182
Prepaid expenses and other	34,099	32,153	30,810
Deferred income taxes	17,602	15,846	12,902
Total current assets	484,614	427,878	420,782
Property and equipment, at cost, net of accumulated depreciation and amortization	288,230	267,479	270,283
Goodwill, net of accumulated amortization	15,614	23,614	23,966
Other assets, net of accumulated amortization	44,905	22,368	26,076
Total assets	$833,363	$741,339	$741,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$98,018	$50,608	$94,151
Current portion of note payable	4,874	4,225	8,929
Accrued compensation and payroll taxes	18,073	13,001	19,093
Accrued rent	29,079	28,476	26,998
Accrued income and other taxes	17,769	12,655	8,277
Unredeemed stored value cards and gift certificates	13,507	22,837	10,216
Other liabilities and accrued expenses	13,269	9,784	8,400
Total current liabilities	194,589	141,586	176,064
Non-current liabilities:
Note payable	15,213	16,356	16,663
Other non-current liabilities	15,050	5,915	8,837
Total non-current liabilities	30,263	22,271	25,500
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock	-	-	-
Common stock	734	733	721
Contributed capital	156,532	154,840	154,956
Accumulated other comprehensive gain (loss)	4,480	(31)	(874)
Retained Earnings	493,168	468,522	429,646
Deferred compensation	(1,388)	(2,253)	(2,623)
Treasury stock	(45,015)	(44,329)	(42,283)
Total stockholders' equity	608,511	577,482	539,543
Total liabilities and stockholders' equity	$833,363	$741,339	$741,107
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$373,800	$374,471	$1,002,713	$971,587
Cost of sales, including certain buying, occupancy and warehousing expenses	231,531	228,164	643,267	605,507
Gross profit	142,269	146,307	359,446	366,080
Selling, general and administrative expenses	98,732	89,845	266,414	249,138
Depreciation and amortization expense	14,373	12,969	41,552	37,414
Goodwill impairment loss	8,000	-	8,000	-
Operating income	21,164	43,493	43,480	79,528
Other income, net	483	284	1,638	1,141
Income before income taxes	21,647	43,777	45,118	80,669
Provision for income taxes	11,508	16,716	20,472	30,810
Net income	$10,139	$27,061	$24,646	$49,859

Basic income per common share	$0.14	$0.38	$0.35	$0.69
Diluted income per common share	$0.14	$0.37	$0.34	$0.68

Weighted average common shares outstanding - basic	71,130	71,559	71,091	71,901
Weighted average common shares outstanding - diluted	72,234	72,405	72,189	73,088

Retained earnings, beginning	$483,029	$402,585	$468,522	$379,787
Net income	10,139	27,061	24,646	49,859
Retained earnings, ending	$493,168	$429,646	$493,168	$429,646

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(In thousands)	November 1, 2003	November 2, 2002
Operating activities:
Net income	$24,646	$49,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,552	37,414
Goodwill impairment loss	8,000	-
Stock compensation	866	849
Deferred income taxes	1,172	(1,052)
Other adjustments	2,213	2,027
Changes in assets and liabilities:
Merchandise inventory	(66,278)	(90,498)
Accounts and note receivable, including related party	(21,940)	(3,558)
Prepaid expenses and other	(1,198)	(7,245)
Accounts payable	45,659	56,502
Unredeemed stored value cards and gift certificates	(9,488)	(7,375)
Accrued liabilities	11,304	(19,649)
Total adjustments	11,862	(32,585)
Net cash provided by operating activities	36,508	17,274
Investing activities:
Capital expenditures	(54,514)	(50,184)
Purchase of investments	(131,532)	(59,563)
Sale of investments	51,285	47,085
Other investing activities	(1,087)	(4,956)
Net cash used for investing activities	(135,848)	(67,618)
Financing activities:
Payments on note payable	(3,500)	(4,036)
Proceeds from borrowings from line of credit	-	4,775
Repurchase of common stock	(687)	(17,431)
Net proceeds from stock options exercised	682	1,834
Net cash used for financing activities	(3,505)	(14,858)
Effect of exchange rates on cash	1,073	200
Net decrease in cash and cash equivalents	(101,772)	(65,002)
Cash and cash equivalents - beginning of period	194,526	180,398
Cash and cash equivalents - end of period	$92,754	$115,396

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at November 1, 2003 and November 2, 2002 and for the three and nine month periods ended November 1, 2003 (the "current period") and November 2, 2002 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2002 Annual Report.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at February 1, 2003 was derived from the audited financial statements.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2003" and "Fiscal 2002" refer to the fifty-two week period ending January 31, 2004 and the fifty-two week period ended February 1, 2003, respectively.  "Fiscal 2004" refers to the fifty-two week period ending January 29, 2005.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the November 1, 2003 presentation.

Recent Accounting Standards

FIN No. 46, Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 is effective for all new variable interest entities created or interest acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46 by the end of the current fiscal year.   Management is currently performing an evaluation of the effect, if any, that the adoption of FIN 46 may have on the Company's earnings and financial condition.

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

Short-term Investments

Cash in excess of operating requirements is invested in taxable or tax-exempt fixed income notes or bonds.  As of November 1, 2003, short-term investments included investments with an original maturity of greater than three months (averaging approximately six months) and consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available for sale.

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 74 million issued and 71 million outstanding at November 1, 2003, February 1, 2003 and November 2, 2002, respectively.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at November 1, 2003, February 1, 2003 or November 2, 2002.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  As part of this stock repurchase program, the company purchased 40,000 shares of common stock for approximately $0.6 million on the open market during the nine months ended November 1, 2003.  The Company purchased 1,000,000 shares of common stock for approximately $15.8 million on the open market during the nine months ended November 2, 2002.  As of November 1, 2003, approximately 700,000 shares remain authorized for repurchase.  Additionally, during the nine months ended November 1, 2003 and November 2, 2002, the Company purchased 8,000 shares and 58,000 shares, respectively, from certain employees at market prices totaling $0.1 million and $1.6 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan.  These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	Three Months Ended		Nine Months Ended
(In thousands)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income	$10,139	$27,061	$24,646	$49,859
Weighted average common shares outstanding:
Basic shares	71,130	71,559	71,091	71,901
Dilutive effect of stock options and non-vested restricted stock	1,104	846	1,098	1,187
Diluted shares	72,234	72,405	72,189	73,088

Options to purchase 5,437,000 shares of common stock during the three and nine months ended November 1, 2003, and 6,262,000 and 5,464,000 shares during the three and nine months ended November 2, 2002, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income, as reported	$10,139	$27,061	$24,646	$49,859
Add: stock-based compensation expense included in reported net income, net of tax	191	204	787	430
Less: total stock-based compensation expense determined under fair value method, net of tax	(3,602)	(2,190)	(11,359)	(6,307)
Pro forma net income	$6,728	$25,075	$14,074	$43,982

Basic income per common share:
As reported	$0.14	$0.38	$0.35	$0.69
Pro forma	$0.09	$0.35	$0.20	$0.61
Diluted income per common share:
As reported	$0.14	$0.37	$0.34	$0.68
Pro forma	$0.09	$0.35	$0.20	$0.60

3. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(In thousands)	November 1, 2003	February 1, 2003	November 2, 2002
Accounts receivable - construction allowances	$7,055	$5,247	$9,418
Accounts receivable - sell-offs to non-related parties	6,269	1,670	3,109
Fabric receivable	5,515	-	-
Related party accounts receivable	4,393	1,266	3,363
Distribution services receivable	2,296	1,010	1,831
Accounts receivable - other	7,511	4,405	4,461
Total	$33,039	$13,598	$22,182

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	November 1, 2003	February 1, 2003	November 2, 2002
Land	$2,355	$2,355	$2,355
Buildings	20,999	20,144	19,888
Leasehold improvements	254,896	217,102	215,251
Fixtures and equipment	185,258	164,175	157,272
	463,508	403,776	394,766
Less: Accumulated depreciation and amortization	(175,278)	(136,297)	(124,483)
Net property and equipment	$288,230	$267,479	$270,283

5. Related Party Transactions

The Company has various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from unrelated third parties.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company, an affiliate of Schottenstein Stores Corporation ("SSC").  The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease.  Rent expense was $0.6 million for the three months ended November 1, 2003 and November 2, 2002, and $1.8 million for the nine months ended November 1, 2003 and November 2, 2002 under the lease.

In addition, the Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc. and a publicly-traded subsidiary of SSC. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales.  For the three months ended November 1, 2003 and November 2, 2002, proceeds from sell-offs to RVI were $4.0 million and $3.3 million, respectively.  For the nine months ended November 1, 2003 and November 2, 2002, proceeds from sell-offs to RVI were $12.4 million and $7.2 million, respectively.

The Company had approximately $4.4 million, $1.3 million and $3.4 million included in accounts receivable at November 1, 2003, February 1, 2003 and November 2, 2002, respectively, that pertained to related party merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate, travel and insurance services. For the three months ended November 1, 2003 and November 2, 2002, the Company paid approximately $43,000 and $65,000, respectively, for these services.  For the nine months ended November 1, 2003 and November 2, 2002, the Company paid approximately $0.8 million and $0.3 million, respectively, for these services.

During Fiscal 2002 and Fiscal 2001, the Company made deposits with SSC totaling approximately $2.5 million in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft.  These deposits are included in other assets, net of accumulated amortization.  As of November 1, 2003, the net balance of the deposits was approximately $2.2 million.  Additionally, the Company paid $0.1 million and $0.2 million for the three months ended November 1, 2003 and November 2, 2002, respectively, and $0.7 million and $0.9 million for the nine months ended November 1, 2003 and November 2, 2002, respectively, to cover its share of operating costs based on usage of the corporate aircraft.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income.  Unrealized net gains (losses) on derivative instruments of approximately $(0.4) million and $0.2 million for the three months ended November 1, 2003 and November 2, 2002, respectively, and $(0.4) million and $0.4 million for the nine months ended November 1, 2003 and November 2, 2002, respectively, net of related tax effects, were recorded in other comprehensive income.

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

7. Other Comprehensive Income

Other comprehensive income is comprised of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net Income	$10,139	$27,061	$24,646	$49,859
Unrealized gain (loss) on investments, net of tax	7	(262)	(59)	-
Foreign currency translation adjustment, net of tax	2,416	1,077	4,934	650
Unrealized derivative gains (losses) on cash flow hedge, net of tax	(360)	155	(364)	371
Other comprehensive income, net of tax	2,063	970	4,511	1,021
Total comprehensive income	$12,202	$28,031	$29,157	$50,880

8.  Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, its American Eagle segment and its Bluenotes segment. The American Eagle segment includes the Company's 798 U.S. and Canadian retail stores and the Company's e-commerce business, ae.com. The Bluenotes segment includes the Company's 111 Bluenotes/Thriftys retail stores in Canada. Both segments derive their revenues from the sale of apparel. However, each segment is identified by a distinct brand name and target customer.

 Segment information as of and for the three and nine months ended November 1, 2003 and November 2, 2002 follows:

(In thousands)
2003	American Eagle*	Bluenotes	Total
Three months:
Net sales	$351,021	$22,779	$373,800
Operating income (loss)	23,570	(2,406)	21,164
Nine months:
Net sales	$944,856	$57,857	$1,002,713
Operating income (loss)	56,005	(12,525)	43,480
Total assets	775,057	58,306	833,363
2002
Three months:
Net sales	$352,738	$21,733	$374,471
Operating income (loss)	50,383	(6,890)	43,493
Nine months:
Net sales	$913,579	$58,008	$971,587
Operating income (loss)	92,793	(13,265)	79,528
Total assets	683,020	58,087	741,107

* Includes certain other businesses that support American Eagle.

9. Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which states that goodwill and certain intangibles with indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests.  The goodwill impairment test is performed in two steps.  Step one requires estimating the fair value of the applicable reporting unit and comparing it to the book value.  If the book value of the reporting unit exceeds the estimated fair value, the second step is performed.  The second step requires allocating the fair value of the reporting unit, as determined in step one, to its assets and liabilities to determine the implied fair value of goodwill, if any.

As of February 3, 2002, the Company had a goodwill balance of $13.7 million, net of accumulated amortization, related to the Bluenotes segment.  The Company adopted the provisions of SFAS No. 142 on February 3, 2002, the beginning of Fiscal 2002 and performed the required impairment test at that time as well as during the fourth quarter of Fiscal 2002 and determined that no goodwill impairment existed.  The Company estimated the fair value of the reporting unit using a discounted cash flow model.

For the three months ended November 1, 2003, Bluenotes' results of operations were not in-line with Management's expectations.  Based on the implementation of new merchandising and operating strategies as well as management changes within the division, Management was expecting improved financial results beginning in the third quarter of Fiscal 2003.  However, Bluenotes comparable store sales declined 9.1% during the three months ended November 1, 2003 and the segment failed to produce sufficient cash flows to support the assumptions used by the Company in the previous annual impairment test models.

Based on the unanticipated and continued weak performance of the Bluenotes division during the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained a third party to perform an independent step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and was able to reasonably estimate the amount in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.  The Company will adjust the estimated impairment charge upon completion of the independent third party valuation, which will be finalized during the three months ending January 31, 2004.

The changes in the book value of goodwill by reportable segment for the nine months ended November 1, 2003 were as follows:

(In thousands)	February 1, 2003	Impairment Loss	November 1, 2003
American Eagle	$10,136	$ -	$10,136
Bluenotes	13,478	(8,000)	5,478
Total	$23,614	$(8,000)	$15,614

10. Income Taxes

For the three and nine months ended November 1, 2003, the effective tax rate used for the provision of income tax approximated 53% and 45%, respectively.  For the three and nine months ended November 2, 2002, the effective tax rate used for the provision of income tax approximated 38%.  The increase in the effective tax rate during Fiscal 2003 is primarily due to the goodwill impairment charge of $8 million for which no income tax benefit was recorded.

The effective tax rate is comprised of the following components:

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Effective federal and state tax rate	38.8%	38.2%	38.5%	38.2%
Impact of the goodwill impairment charge	14.4	-	6.9	-
Effective tax rate	53.2%	38.2%	45.4%	38.2%

11. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of the litigation to be material to the financial statements individually or in the aggregate.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a review of the Consolidated Financial Statements for the three and nine month periods ended November 1, 2003 and November 2, 2002, as indicated in their report on the review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of American Eagle Outfitters, Inc. as of November 1, 2003 and November 2, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 1, 2003 and November 2, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended November 1, 2003 and November 2, 2002.  These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 1, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Results of Operations

The following table shows the percentage relationship to net sales of the listed line items included in the Company's Consolidated Statement of Operations.

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	61.9	60.9	64.2	62.3
Gross profit	38.1	39.1	35.8	37.7
Selling, general and administrative expenses	26.4	24.0	26.6	25.6
Depreciation and amortization expense	3.8	3.5	4.1	3.9
Goodwill impairment loss	2.2	-	0.8	-
Operating income	5.7	11.6	4.3	8.2
Other income, net	0.1	0.1	0.2	0.1
Income before income taxes	5.8	11.7	4.5	8.3
Provision for income taxes	3.1	4.5	2.0	3.2
Net income	2.7%	7.2%	2.5%	5.1%

Consolidated store data for the nine months ended November 1, 2003 and November 2, 2002

	Nine Months Ended
	November 1, 2003	November 2, 2002
Number of stores:
Beginning of period	864	790
Opened	48	65
Closed	(3)	(1)
End of period	909	854

Store count and gross square feet by brand as of November 1, 2003 and November 2, 2002

	November 1, 2003		November 2, 2002
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	798	4,157,046	743	3,743,677
Bluenotes/Thriftys stores	111	354,206	111	352,210
Total stores and gross square feet at end of period	909	4,511,252	854	4,095,887

Comparison of the three months ended November 1, 2003 to the three months ended November 2, 2002

Net Sales

 Consolidated net sales decreased 0.2% to $373.8 million from $374.5 million. The sales decrease was due primarily to a consolidated comparable store sales decrease of 10.3%, offset by a 10.1% increase in gross square feet, consisting primarily of the addition of 55 net new stores.

American Eagle net sales decreased 0.5% to $351.0 million from $352.8 million.  The sales decline was due primarily to a comparable store sales decrease of 10.4%, offset by increased sales from the addition of 55 net new stores.  The comparable stores sales decrease was driven primarily by a lower average unit retail price as well as a slight decline in the number of units sold per average store.  The number of units per transaction increased while the number of sales transactions per average store declined compared to a year ago.  Comparable store sales in the women's business declined in the high single-digits for the period while the men's comparable store sales decreased in the mid-teens.

Bluenotes net sales increased 5.1% to $22.8 million from $21.7 million due to a stronger Canadian dollar during the period compared to the same period last year.  Comparable store sales, which exclude the impact of foreign currency fluctuations, decreased 9.1% due primarily to a lower average unit retail price.  The number of units sold per average store and the number of units per transaction both increased compared to the same period last year.  The number of sales transactions per average store declined compared to a year ago.

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

Gross Profit

Gross profit as a percent to net sales declined to 38.1% from 39.1%.  The percentage decrease was attributed primarily to the deleveraging of buying, occupancy and warehousing costs, mainly rent expense, at the American Eagle stores.  Merchandise margins increased for the period due primarily to an improved markon and lower promotional costs partially offset by increased markdowns.  By segment, American Eagle contributed to the decline in gross margin, while Bluenotes had a positive impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales increased to 26.4% from 24.0% due in part to the 10.3% decline in comparable store sales.  Compensation, insurance and leasing costs all deleveraged during the period.  Selling, general and administrative expense per gross square foot remained flat compared to the same period last year and increased 3.2% per average store.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales increased to 3.8% from 3.5% due primarily to our U.S. expansion, including new and remodeled stores.

Goodwill Impairment Loss

Based on the unanticipated and continued weak performance of the Bluenotes division during the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained a third party to perform an independent step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and was able to reasonably estimate the amount in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.  The Company will adjust the estimated impairment charge upon completion of the independent third party valuation, which will be finalized during the three months ending January 31, 2004 (see Note 9 of the Consolidated Financial Statements for further discussion).

Other Income, Net

Other income increased to $0.5 million from $0.3 million due primarily to lower interest expense and increased investment income.

Net Income

Reported net income decreased to $10.1 million, or 2.7% as a percent to net sales.  Adjusted net income*, which excludes the non-cash goodwill impairment charge, decreased to $18.1 million, or 4.9% as a percent to net sales, from $27.1 million, or 7.2% as a percent to net sales.  The decline in net income was attributable to the factors noted above.

Diluted income per common share decreased to $0.14.  Adjusted diluted income per common share*, which excludes the non-cash goodwill impairment charge, decreased to $0.25 from $0.37.  The decline in diluted income per common share was attributable to the factors noted above.

*A complete definition and discussion of the Company's use of non-GAAP measures, identified by an asterisk (*), is located below.

Comparison of the nine months ended November 1, 2003 to the nine months ended November 2, 2002

Net Sales

 Consolidated net sales increased 3.2% to $1.003 billion from $971.6 million.  The sales increase was due primarily to a 10.1% increase in gross square feet, consisting primarily of the addition of 55 net new stores, offset by a consolidated comparable store sales decrease of 7.6%.

American Eagle net sales increased 3.4% to $944.9 million from $913.6 million.  The sales increase was due primarily to the addition of 55 net new stores offset by a comparable store sales decrease of 7.4%.  The comparable store sales decrease was driven by a lower average unit retail price.  Units sold per average store and units sold per transaction both increased compared to the same period last year.  The number of transactions per average store declined compared to a year ago.

Bluenotes net sales decreased 0.2% to $57.9 million from $58.0 million.  The sales decline was due primarily to a comparable store sales decrease of 10.6%, offset by a stronger Canadian dollar this year compared to the same period last year.  The comparable store sales decrease, which excludes the impact of foreign currency fluctuations, was driven primarily by a lower average unit retail price.  Units sold per transaction and units sold per average store both increased compared to the same period last year.  The number of transactions per average store declined compared to a year ago.

Gross Profit

Gross profit as a percent to net sales declined to 35.8% from 37.7%.  The percentage decrease was primarily attributed to the deleveraging of buying, occupancy and warehousing costs, primarily rent expense at the American Eagle stores.  Merchandise margins were flat for the period as an improvement in markon was offset by higher markdowns.  By segment, American Eagle contributed to the decline in gross margin, while Bluenotes had a positive impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales increased to 26.6% from 25.6%, due in part to the 7.6% decline in comparable store sales.  Compensation expense as well as insurance costs both deleveraged during the period.  These increases as a percent to net sales were partially offset by the leveraging of chargecard fees, communications, travel and professional fees.  For the nine month period, selling, general and administrative expenses declined 3.0% per average gross square foot and were flat on an  average store basis versus the same period last year.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales increased to 4.1% from 3.9% due primarily to our U.S. expansion, including new and remodeled stores.

Goodwill Impairment Loss

Based on the unanticipated and continued weak performance of the Bluenotes division during the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained a third party to perform an independent step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and was able to reasonably estimate the amount in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.  The Company will adjust the estimated impairment charge upon completion of the independent third party valuation, which will be finalized during the three months ending January 31, 2004 (see Note 9 of the Consolidated Financial Statements for further discussion).

Other Income, Net

Other income increased to $1.6 million from $1.1 million due primarily to lower interest expense and the strengthening of the Canadian dollar, offset by lower investment income resulting from lower average investment rates.

Net Income

Reported net income decreased to $24.6 million, or 2.5% as a percent to net sales.  Adjusted net income*, which excludes the non-cash goodwill impairment charge, decreased to $32.6 million, or 3.3% as a percent to net sales, from $49.9 million, or 5.1% as a percent to net sales.  The decline in net income was attributable to the factors noted above.

Diluted income per common share decreased to $0.34.  Adjusted diluted income per common share*, which excludes the non-cash goodwill impairment charge, decreased to $0.45 from $0.68.  The decline in diluted income per common share was attributable to the factors noted above.

*A complete definition and discussion of the Company's use of non-GAAP measures, identified by an asterisk (*), is located below.

Non-GAAP Measure Disclosure

The following definitions are provided for the non-GAAP (Generally Accepted Accounting Principles) measures used by the Company in this Form 10Q.  These measures are adjusted net income and adjusted diluted income per common share. Each use is indicated by an asterisk*.  We do not intend for these non-GAAP measures to be considered in isolation or as a substitute for the related GAAP measures.  Other companies may define the measures differently.

Adjusted Financial Results

Adjusted net income and adjusted diluted income per common share exclude the non-cash goodwill impairment charge of $8.0 million related to our Bluenotes operation.  We believe that these adjusted measures provide investors with an important perspective on the current underlying operating performance of our businesses by isolating and excluding the impact of the non-cash impairment charge related to our acquisition of the Bluenotes business in Fiscal 2000.

The Company defines "adjusted net income" as GAAP net income less a non-cash goodwill impairment charge.  The table below shows a reconciliation between GAAP net income and adjusted net income.

The Company defines "adjusted diluted income per common share" as GAAP diluted income per common share less a non-cash goodwill impairment charge.  The table below shows a reconciliation between GAAP diluted income per common share and adjusted diluted income per common share.

Non-GAAP Financial Measures:
Reconciliation of GAAP net income and diluted income per common share to adjusted net income and adjusted diluted income per common share

(In thousands)	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income	$10,139	$27,061	$24,646	$49,859
Non-cash goodwill impairment charge	8,000	-	8,000	-
Adjusted net income	$18,139	$27,061	$32,646	$49,859
Diluted income per common share	$0.14	$0.37	$0.34	$0.68
Non-cash goodwill impairment charge	0.11	-	0.11	-
Adjusted diluted income per common share	$0.25	$0.37	$0.45	$0.68

Liquidity and Capital Resources

The following sets forth certain measures of the Company's liquidity:

	November 1, 2003	February 1, 2003	November 2, 2002
Working capital (in 000's)	$290,025	$286,292	$244,718
Current ratio	2.49	3.02	2.39

Net cash provided by operating activities was $36.5 million for the nine months ended November 1, 2003 compared to $17.3 million during the same period last year.  The primary differences in cash provided by operating activities between the nine months ended November 1, 2003 and the nine months ended November 2, 2002 were due primarily to the timing of income tax payments as well as changes in working capital, including a decrease in cash used for inventory purchases offset by lower net income adjusted for depreciation and amortization and the goodwill impairment loss.

Net cash used for investing activities of $135.8 million was primarily for the $80.2 million net purchase of investments as well as capital expenditures of $54.5 million.  The Company invests primarily in tax-exempt municipal bonds, taxable agency bonds and corporate notes with an original maturity between three and twenty-four months and an expected rate of return of approximately a 2% taxable equivalent yield.  The Company places an emphasis on investing in tax-exempt and tax-advantaged asset classes. Additionally, all investments must carry a AAA credit rating and must have a highly liquid secondary market.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.0% at November 1, 2003) or a negotiated rate such as LIBOR.  The facility has a limit of $40.0 million that can be used for direct borrowing.  No borrowings were required against the line for the current or prior period. At November 1, 2003, letters of credit in the amount of $43.9 million were outstanding leaving a remaining available balance on the facility of $74.7 million.  The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution.  At November 1, 2003, letters of credit in the amount of $32.9 million were outstanding, leaving a remaining available balance on the uncommitted letter of credit facility of $17.1 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") in connection with its Canadian acquisition.  The term facility matures in December 2007 and bears interest at the one-month Bankers' Acceptance Rate (2.8% at November 1, 2003) plus 140 basis points.  At November 1, 2003, the remaining balance on the term facility was $20.1 million.  The Company also had an $11.2 million revolving operating facility (the "operating facility") that was due in November 2003 and had four additional one-year extensions.  However, the Company has chosen not to extend the operating facility for another year.  There were no borrowings under the operating facility for the period ended November 1, 2003.

Capital expenditures, net of construction allowances, totaled $54.5 million for the nine months ended November 1, 2003. This amount consisted primarily of $44.9 million related to 48 new and 49 remodeled American Eagle stores in the United States and Canada.

We expect capital expenditures during Fiscal 2003 to be approximately $70 million, which will relate to 59 new American Eagle stores in the United States and Canada, and the remodeling of 66 American Eagle stores in the United States. Remaining capital expenditures will relate primarily to information technology upgrades.  We believe that our existing cash and investment balances, our cash flow from operations, and our bank lines of credit will be sufficient to meet our anticipated cash requirements through Fiscal 2003 and during Fiscal 2004.

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

Critical Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. Accordingly, results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.  We believe the following policies, in addition to those described in our annual report on Form 10-K for the year ended February 1, 2003, to be critical:

Goodwill.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for impairment by comparing the fair value of the Company's reporting units to the book value.  The fair value of the Company's reporting units is estimated using a discounted cash flow model.  Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized.  During the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained a third party to perform an independent step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and was able to reasonably estimate the amount in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.  The Company will adjust the estimated impairment charge upon completion of the independent third party valuation, which will be finalized during the three months ending January 31, 2004 (see Note 9 of the Consolidated Financial Statements for further discussion).  As of November 1, 2003, approximately $5.5 million in goodwill was allocated to the Bluenotes reporting unit.

Asset Impairment. The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets associated with retail stores that have been open longer than one year, which includes a review of the $3.2 million of net lease acquisition costs related to Bluenotes. When undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, impairment losses are recorded. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.   Should actual results or market conditions differ from those anticipated, particularly regarding the Bluenotes brand stores, additional losses may be recorded.

Income Taxes. The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. No valuation allowance has been provided for the deferred tax assets.  A portion of the Company's deferred tax assets relate to Bluenotes.  These assets are related to foreign tax loss carryforwards ($10.8 million) and certain identified intangible assets ($6.2 million).  The Company has identified certain tax planning strategies to utilize the foreign tax loss carryforwards and believes that these assets will be realized.

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

Income Taxes

The actual effective tax rate for Fiscal 2003 will ultimately depend on several variables, including the mix of earnings between U.S. and foreign operations, the overall level of earnings and the impact of a goodwill impairment charge.  The rate is also influenced by proposed and enacted state and federal income tax legislation.  During the three and nine months ended November 1, 2003, the effective tax rate was approximately 53% and 45%, respectively.  Note that excluding the impact of an $8 million goodwill impairment charge during the three months ended November 1, 2003, the effective tax rate would have been approximately 39% for the three and nine month periods ended November 1, 2003.

Safe Harbor Statement, Seasonality and Risk Factors

This report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

  the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2003 and Fiscal 2004 cash requirements, the possibility of growth through acquisitions and/or internally developing new brands and an adjustment to the goodwill impairment charge during the remainder of Fiscal 2003.

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

Our ability to expand through new store growth

The Company's continued growth and success will depend in part on its ability to open and operate new stores on a timely and profitable basis.  During Fiscal 2004, the Company plans to open approximately 40 to 50 new American Eagle stores in the United States and Canada.  Accomplishing the Company's new store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, the expansion of the Company's buying and inventory capabilities and the availability of capital. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new stores profitably.

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand. The Bluenotes business incurred operating losses during the prior year due to a combination of factors, including (i) an abrupt change to the target customer and merchandising strategy, (ii) adjusting the merchandise fit to a smaller size, (iii) a merchandise product assortment that was skewed too high in price points and not consistent with the brand strategy, (iv) a marketing approach that was too narrow in scope, (v) a lack of sourcing efficiencies and (vi) increased competitive pressure. In addition, adverse economic conditions in general during the year had a negative impact on the operations of many Canadian retailers, including those of Bluenotes. The Company made management changes in the Bluenotes division in February 2003 and has implemented new merchandising and operating strategies.  However, the Bluenotes business continued to under perform and  incurred an operating loss of approximately $12.5 million during the nine months ended November 1, 2003 (see Note 8 of the Consolidated Financial Statements).  If the current business trend continues and the Company is not successful repositioning the Bluenotes brand, Management may need to evaluate potential strategic alternatives for this division during Fiscal 2004.

Based on the unanticipated and continued weak performance of the Bluenotes division during the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained a third party to perform an independent step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and was able to reasonably estimate the amount in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.  The Company will adjust the estimated impairment charge upon completion of the independent third party valuation, which will be finalized during the three months ending January 31, 2004 (see Note 9 of the Consolidated Financial Statements for further discussion).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal controls over financial reporting that occurred during the three months ended November 1, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibit 15           Acknowledgement of Ernst & Young LLP

Exhibit 31.1        Certification by James V. O'Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2        Certification by Laura A. Weil pursuant to Rule 13a-14(a) or Rule 15d-14(a)

 Exhibit 32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following reports on Form 8-K during the three months ended November 1, 2003:

1.  On August 6, 2003, we issued a press release announcing our July 2003 sales, filed on Form 8-K with the SEC on August 7, 2003.

2.   On August 14, 2003, we  issued a press release announcing our financial results for the second quarter ended August 2, 2003, filed on Form 8-K with the SEC on August 14, 2003.

3.  On September 3, 2003, we issued a press release announcing our August 2003 sales, filed on Form 8-K with the SEC on September 5, 2003.

4.  On October 8, 2003, we issued a press release announcing our September 2003 sales, filed on Form 8-K with the SEC on October 10, 2003.

5.  On October 8, 2003, we issued a press release announcing the appointment of Henry Stafford to the position of Vice President/General Merchandising Manager of American Eagle's Men's Division, filed on Form 8-K with the SEC on October 10, 2003.

Additionally, we filed the following report on Form 8-K on November 6, 2003:

6.  On November 4, 2003, we issued a press release announcing the appointments of Jim O'Donnell to the position of Chief Executive Officer and Roger Markfield to the position of Vice-Chairman/President of the American Eagle Division, filed on Form 8-K with the SEC on November 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated December 5, 2003

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer