Form 10-Q/A
period 2003-11-01
AMERICAN EAGLE OUTFITTERS INC
filed 2003-12-15
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
 (AMENDMENT NO. 1)

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

Explanatory Note

The purpose of this amendment is to correct a clerical error in the allocation of the $8 million Bluenotes impairment charge to the American Eagle segment and to correctly allocate the charge to the Bluenotes segment.  This change is reflected on page 12 in Footnote 8 of the Notes to Consolidated Financial Statements on the "Operating income (loss)" lines for 2003.  The change is also reflected on page 24 under "Safe Harbor Statement, Seasonality and Risk Factors - Our ability to successfully reposition the Bluenotes brand" in Management's Discussion and Analysis of Financial Condition and Results of Operations to correctly reflect the operating loss for the Bluenotes segment of approximately $20.5 million during the nine months ended November 1, 2003.  No other changes have been made.

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

 Segment information as of and for the three and nine months ended November 1, 2003 and November 2, 2002 follows:

(In thousands)
2003	American Eagle*	Bluenotes	Total
Three months:
Net sales	$351,021	$22,779	$373,800
Operating income (loss)	31,570	(10,406)	21,164
Nine months:
Net sales	$944,856	$57,857	$1,002,713
Operating income (loss)	64,005	(20,525)	43,480
Total assets	775,057	58,306	833,363
2002
Three months:
Net sales	$352,738	$21,733	$374,471
Operating income (loss)	50,383	(6,890)	43,493
Nine months:
Net sales	$913,579	$58,008	$971,587
Operating income (loss)	92,793	(13,265)	79,528
Total assets	683,020	58,087	741,107

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

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand. The Bluenotes business incurred operating losses during the prior year due to a combination of factors, including (i) an abrupt change to the target customer and merchandising strategy, (ii) adjusting the merchandise fit to a smaller size, (iii) a merchandise product assortment that was skewed too high in price points and not consistent with the brand strategy, (iv) a marketing approach that was too narrow in scope, (v) a lack of sourcing efficiencies and (vi) increased competitive pressure. In addition, adverse economic conditions in general during the year had a negative impact on the operations of many Canadian retailers, including those of Bluenotes. The Company made management changes in the Bluenotes division in February 2003 and has implemented new merchandising and operating strategies.  However, the Bluenotes business continued to under perform and  incurred an operating loss of approximately $20.5 million during the nine months ended November 1, 2003 (see Note 8 of the Consolidated Financial Statements).  If the current business trend continues and the Company is not successful repositioning the Bluenotes brand, Management may need to evaluate potential strategic alternatives for this division during Fiscal 2004.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated December 12, 2003

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer