Form 10-K
period 2004-01-31
AMERICAN EAGLE OUTFITTERS INC
filed 2004-04-01
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2004

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23760

American Eagle Outfitters, Inc.

(Exact name of registrant as specified in its charter)

                                               Delaware No.                                            No.13-2721761
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 2, 2003 was $1,158,827,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 71,560,285 Common Shares were outstanding at March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for 2004 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Overview

American Eagle Outfitters, Inc., a Delaware corporation, is a leading lifestyle retailer that designs, markets and sells our own brand of relaxed, casual clothing for 15 to 25 year olds, providing high-quality merchandise at affordable prices. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. We also distribute merchandise via our e-commerce business as well as through our catalog. Our collection offers modern basics like jeans, cargo pants, and graphic T's as well as a stylish assortment of cool accessories, outerwear and footwear under our American Eagle Outfitters® and AE® brand names.

We also operate the Bluenotes/Thriftys specialty apparel chain in Canada. The Bluenotes/Thriftys brand targets a slightly younger demographic, offering a more urban/suburban, denim-driven collection for 12 to 22 year olds.

As of January 31, 2004, we operated 805 American Eagle Outfitters stores in the United States and Canada and 110 Bluenotes/Thriftys stores in Canada.

As used in this report, all references to "we," "our," and "the Company" refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries. The term "American Eagle" refers to our U.S. and Canadian American Eagle Outfitters stores and the Company's e-commerce business as well as our catalog. "Bluenotes" refers to the Bluenotes/Thriftys specialty apparel chain in Canada.

Information concerning the Company's business segments and certain geographic information is contained in Note 11 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

Organization

On April 13, 1994, the Company successfully completed an initial public offering of its common stock. Our stock is traded on the Nasdaq National Market under the symbol "AEOS".

In November 2000, we acquired three businesses in Canada - the Bluenotes chain, an established Canadian brand; the Braemar chain, with excellent real estate in prime mall locations, of which 46 were converted to American Eagle stores during Fiscal 2001; and National Logistics Services ("NLS"), a 400,000 square foot distribution center near Toronto, which handles all of the distribution needs for our Canadian operations and provides services to third parties.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2003", "Fiscal 2002" and "Fiscal 2001" refer to the fifty-two week periods ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. "Fiscal 2004" refers to the fifty-two week period ending January 29, 2005.

Store Growth

American Eagle

Our primary American Eagle store growth strategy is to continue our expansion throughout the United States by filling in existing markets. We currently operate in 49 states, the District of Columbia and Puerto Rico. We opened 43 net new U.S. stores during Fiscal 2003, increasing our U.S. store base by approximately 6%. Additionally, our U.S. gross square footage increased by over 10% during Fiscal 2003 due to the new store openings as well as incremental square footage from 65 U.S. store renovations.

During Fiscal 2003, we continued to grow rapidly in the western U.S. with 50% of our store openings in that region. We added nine new stores in California, a market with strong demographics for our target customer. We also entered two new markets, Hawaii, where we opened four stores, and San Juan, Puerto Rico, where we opened one store. Our performance is very strong in these new markets and we will continue to explore similar opportunities for new store growth.

Our research has shown that there are still attractive retail locations where we can open American Eagle stores in both enclosed regional malls and urban and lifestyle centers, leaving us with several years of solid growth opportunity within the United States.

During Fiscal 2003, we opened nine American Eagle stores in Canada and remodeled one store location. We remain pleased with the results of our American Eagle expansion into Canada and look to a long-term potential of approximately 80 stores across the country. We also plan to enter the province of Quebec during Fiscal 2004 with at least four new store locations.

The table below shows certain information relating to our historical American Eagle store growth:
	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999
Stores at beginning of period	753	678	554	466	386
Stores opened during the period (U.S. and Canada)	59	79	127	90	80
Stores closed during the period	(7)	(4)	(3)	(2)	-

Total stores at end of period	805	753	678	554	466

Bluenotes

The Company operated 110 Bluenotes stores throughout Canada at the end of Fiscal 2003, a decrease of one store from the prior year. Approximately 50% of Bluenotes stores are in the province of Ontario.

Remodel Opportunities

The Company continues to remodel older and smaller stores into its new store format, which better reflects the American Eagle brand image. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process. In most cases we expand stores from an average of 4,000 gross square feet to an average of 6,000 gross square feet. We believe the larger format can better accommodate our new merchandise categories and support future growth. In many cases, we also upgrade the store location within the mall. We remodeled 65 U.S. stores during Fiscal 2003 to the new store design. As of January 31, 2004, approximately two-thirds of all American Eagle stores in the U.S. are in our new store format.

Store Locations

Our American Eagle stores average approximately 5,300 gross square feet and approximately 4,300 on a selling square foot basis. At January 31, 2004, we operated 805 American Eagle stores in the United States and Canada as shown below:

United States, including the Commonwealth of Puerto Rico

Alabama	15	Indiana	17	Nebraska	5	Rhode Island	3
Arizona	10	Iowa	13	Nevada	3	South Caolina	11
Arkansas	4	Kansas	7	New Hampshire	5	South Dakota	2
California	55	Kentucky	12	New Jersey	18	Tennessee	20
Colorado	12	Louisiana	13	New Mexico	4	Texas	55
Connecticut	10	Maine	2	New York	36	Utah	10
Deleware	3	Maryland	17	North Carolina	21	Vermont	3
District of Columbia	1	Massachusetts	23	North Dakokta	4	Virginia	26
Florida	41	Michigan	30	Ohio	36	Washington	16
Georgia	23	Minnesota	15	Oklahoma	10	West Virginia	7
Hawaii	4	Mississippi	6	Oregon	7	Wisconsin	13
Idaho	3	Missouri	15	Pennsylvania	46	Wyoming	1
Illinois	24	Montana	2	Puerto Rico	1

Canada
Alberta	7	Manitoba	2	Newfoundland	2	Ontario	37
British Columbia	10	New Brunswick	3	Nova Scotia	2	Saskatchewan	2

Our Bluenotes stores average approximately 3,200 gross square feet and approximately 2,500 on a selling square foot basis. As of January 31, 2004, we operated 110 Bluenotes stores in eight Canadian provinces as shown below:

Alberta	15	Manitoba	4	Newfoundland	3	Ontario	51
British Columbia	17	New Brunswick	4	Nova Scotia	9	Saskatchewan	7

Purchasing

The Company purchases merchandise from suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 2003, both American Eagle and Bluenotes purchased a majority of their merchandise from non-North American suppliers.

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

Merchandise Inventory, Replenishment and Distribution

Purchase orders, executed by our American Eagle buyers for the U.S. stores, are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors, split after clearing customs, and routed to our two distribution centers, one in Warrendale, PA and the other in Ottawa, KS. Upon receipt, merchandise is entered into the merchandise system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. These factors impact anticipated sales volume and the quantity and mix of merchandise allocated to stores. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements. Ae.com, the Company's e-commerce business, uses a third-party vendor for its fulfillment services.

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

To support new store growth, over the past several years, we have improved our primary distribution facilities by installing a new warehouse management system, which makes the distribution process more efficient and productive. Additionally, to support our geographical expansion into the Northwest and Southwest, we purchased and expanded an existing distribution center in Ottawa, Kansas, which was opened in June 2001. This facility comprises approximately 400,000 square feet and will support our continuing store growth in the western U.S. This second facility increases our potential capacity to roughly 1,100 stores and gives the Company one or two day shipping times to approximately 85% of our stores. We also operate a facility near Puebla, Mexico, which supports our knit and denim production with warehousing, deconsolidation, product development and testing, quality control, and other value added services.

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

Additionally, gift cards can be purchased in our American Eagle stores in the U.S. and Canada and our Bluenotes stores. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. If a gift card remains inactive for greater than twenty-four months, the Company assesses the recipient a one dollar per month service fee, where allowed by law, which is automatically deducted from the remaining value of the card. This service fee is recorded within selling, general and administrative expenses on the Company's Consolidated Statements of Operations.

We offer our customers a hassle-free return policy. The Company believes that certain of its competitors offer similar credit card and service policies.

Competition

The retail apparel industry is very competitive. We compete primarily on the basis of quality, fashion, service, selection and price. American Eagle stores in the U.S. compete with various divisions of The Limited, The Gap, Abercrombie & Fitch and Pacific Sunwear as well as with retail chains such as Aeropostale, The Buckle and other national, regional and local retailers catering to a youthful customer. We also compete with the casual apparel and footwear departments of department stores and discount retailers.

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

Employees

As of January 31, 2004, we had approximately 13,900 employees in the United States, of whom 2,800 were full-time salaried employees, 900 were full-time hourly employees and 10,200 were part-time and seasonal hourly employees. In Canada, as part of our American Eagle, Bluenotes and NLS operations, we had 3,500 employees, of whom 600 were full-time salaried employees, 400 were full-time hourly employees, and 2,500 were part-time and seasonal hourly employees. We consider our relationship with our employees to be satisfactory.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, free of charge, under the "Investment Information" section of our website at www.ae.com. These reports are available as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Additionally, the Company's corporate governance materials, including our corporate governance guidelines; the charters of our audit, compensation, and nominating and corporate governance committees; and our code of ethics may also be found under the "Investment Information" section of our website at www.ae.com. A copy of the corporate governance materials are also available upon written request.

ITEM 2. PROPERTIES.

We rent our headquarters and distribution facility near Pittsburgh, PA from Linmar Realty Company, an affiliate of the Company and of Schottenstein Stores Corporation (see Note 3 of the Consolidated Financial Statements for a detailed description of the Company's relationship with Linmar Realty Company). Our headquarters and distribution center occupy approximately 490,000 square feet, 120,000 square feet of which is used for executive, administrative and buying offices. This lease expires on December 31, 2020. We also lease additional office and storage space near our headquarters totaling 38,000 square feet. These leases expire in March 2005 and August 2009, respectively.

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

We purchased an existing 290,000 square foot distribution facility in Ottawa, Kansas that opened in June 2001. This facility was expanded to approximately 400,000 square feet during Fiscal 2001. Through our Canadian acquisition, we purchased NLS, a 400,000 square foot distribution facility near Toronto, which is also used for the American Eagle Canada administrative offices. Additionally, we rent four smaller distribution sub-centers across Canada as part of NLS with a total of approximately 65,000 square feet. These sub-center leases expire with various terms through 2009. A warehousing and deconsolidation facility and office near Puebla, Mexico of approximately 94,300 square feet is also leased until 2005.

All of our stores in the United States and Canada are leased. The store leases generally have initial terms of 10 years. Some leases also include early termination options which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional rent when sales reach specified levels. Under our store leases, we are typically responsible for maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is traded on the Nasdaq National Market under the symbol "AEOS". The following table sets forth the range of high and low sales prices of the common stock as reported on the Nasdaq National Market during the periods indicated. As of March 1, 2004, there were 795 stockholders of record. However, when including associates who own shares through the Company's 401(k) retirement plan and employee stock purchase plan, and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 20,000.

For the Quarters Ended	Market Price
	High	Low
January 2004	$18.81	$14.88
October 2003	$22.16	$14.80
July 2003	$22.42	$14.59
April 2003	$17.46	$13.51
January 2003	$20.17	$12.87
October 2002	$17.03	$10.29
July 2002	$25.83	$15.17
April 2002	$29.00	$21.69

We have never declared or paid cash dividends and presently all of our earnings are being retained for the development of our business and the share repurchase program (see Note 2 of the Consolidated Financial Statements). We assess our dividend policy from time to time. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 below and the Consolidated Financial Statements and notes thereto, included in Item 8 below. Most of the selected data presented below is derived from the Company's Consolidated Financial Statements which are filed in response to Item 8 below. The selected consolidated income statement data for the years ended February 3, 2001 and January 29, 2000 and the selected consolidated balance sheet data as of February 2, 2002, February 3, 2001 and January 29, 2000 are derived from audited consolidated financial statements not included herein.

(In thousands, except per share amounts, ratios and other financial information)
	For the Years Ended (1)
	January 31, 2004 (2)	February 1, 2003 (2)	February 2, 2002 (2)	February 3, 2001 (2)	January 29, 2000
Summary of Operations
Net sales	$1,519,968	$1,463,141	$1,371,899	$1,093,477	$832,104
American Eagle comparable store sales (decrease) increase (3)	(6.6)%	(4.3)%	2.3%	5.8%	20.9%
Consolidated comparable store sales decrease (4)	(6.7)%	(5.7)%	-	-	-
Gross profit	$554,252	$542,498	$547,368	$436,225	$356,508
Gross profit as a percentage of net sales	36.5%	37.1%	39.9%	39.9%	42.8%
Operating income (5)	$104,564	$141,085	$166,473	$146,551	$149,514
Operating income as a percentage of net sales	6.9%	9.6%	12.1%	13.4%	18.0%
Net income (5)	$60,000	$88,735	$105,495	$93,758	$90,660
Net income as a percentage of net sales	3.9%	6.0%	7.7%	8.6%	10.9%

Per Share Results
Basic income per common share (5)	$0.84	$1.24	$1.47	$1.35	$1.30
Diluted income per common share (5)	$0.83	$1.22	$1.43	$1.30	$1.24
Weighted average common shares outstanding - basic	71,113	71,709	71,529	69,652	69,555
Weighted average common shares outstanding - diluted	72,207	72,783	73,797	72,132	73,113

Balance Sheet Information
Total assets	$865,071	$741,339	$673,895	$543,046	$354,628
Total cash and short-term investments	$337,812	$241,573	$225,483	$161,373	$168,492
Working capital	$336,588	$285,140	$225,593	$169,514	$174,137
Stockholders' equity	$643,670	$577,482	$502,052	$367,695	$264,501
Long-term debt	$13,874	$16,356	$19,361	$24,889	-
Current ratio	2.78	3.01	2.49	2.14	2.97
Average return on stockholders' equity	9.8%	16.4%	24.3%	29.7%	43.6%

Other Financial Information
Total stores at year-end - American Eagle	805	753	678	554	466
Total stores at year-end - Bluenotes	110	111	112	109	-
Capital expenditures (000's)	$64,173	$61,407	$119,347	$87,825	$45,556
Net sales per average selling square foot (6)	$427	$460	$514	$549	$569
Total selling square feet at end of period	3,739,988	3,383,912	2,981,020	2,354,245	1,625,731
Net sales per average gross square foot (6)	$347	$372	$415	$441	$451
Total gross square feet at end of period	4,591,229	4,170,712	3,688,163	2,919,556	2,039,380
Number of employees at end of period	17,400	15,720	15,280	12,920	8,900

See footnotes on page 9.

(1) Except for the fiscal year ended February 3, 2001, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2) Includes the results of operations, beginning October 29, 2000, for the three businesses in Canada that were acquired during Fiscal 2000.
(3) The American Eagle comparable store sales increase for the period ended February 3, 2001 was compared to the corresponding 53-week period in the prior year.
(4) Consolidated comparable stores sales include American Eagle and Bluenotes stores.
(5) For the fiscal year ended January 31, 2004, amounts include non-cash goodwill impairment charges of $14.1 million attributed to Bluenotes goodwill.
(6) Net sales per average square foot is calculated using retail sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with those statements and notes thereto.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable for the circumstances. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity. See also Note 2 of the Consolidated Financial Statements.

Revenue Recognition. The Company records revenue for store sales upon the purchase of merchandise by customers. The Company's e-commerce and catalog business records revenue at the time the goods are shipped. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Revenue is recorded net of sales returns.

Revenue is not recorded on the sell-off of end-of-season, overstock and irregular merchandise to off-price retailers. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales. See Note 3 of the Consolidated Financial Statements for further discussion.

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

Asset Impairment. The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets associated with retail stores that have been open longer than one year. Assets are evaluated for impairment when undiscounted future cash flows are projected to be less than the carrying value of those assets. When events such as these occur, the assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

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

During the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present related to the Bluenotes goodwill.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained an independent third party to perform a step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003,

Management believed that a loss was probable and determined its best estimate at that time in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.

During the fourth quarter of Fiscal 2003, the independent third party valuation of the Bluenotes reporting unit was completed. Based upon the step one analysis, it was concluded that the fair market value of the Bluenotes reporting unit was below the book value of the business. The Company completed the step two analysis and allocated the fair value, as determined by the valuation firm, to the existing assets and liabilities and determined that the remaining carrying value of the goodwill was impaired. As a result, the Company recorded an additional $6.1 million loss during the fourth quarter of Fiscal 2003. As of January 31, 2004, the book value related to the Bluenotes goodwill was zero. See Note 9 of the Consolidated Financial Statements for further discussion.

Income Taxes. The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

Legal Proceedings and Claims. The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, Management records a reserve for estimated losses when the amount is probable and can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FIN 14, an interpretation of SFAS No. 5. As the Company has provided adequate reserves, it believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company.

Results of Operations

Overview

Fiscal 2003 was a challenging year. Our merchandise assortments were not clearly focused on our target customers, resulting in negative comparable store sales. Higher markdowns and increased promotional activity were necessary to clear through the inventory units. This resulted in a lower average unit retail price, which was the primary driver of the decline in comparable store sales.

Consolidated net sales for Fiscal 2003 increased 3.9% to $1.520 billion from $1.463 billion for Fiscal 2002, while our consolidated comparable store sales decreased 6.7% compared to the corresponding period last year.

Gross profit as a percent to sales declined to 36.5% for Fiscal 2003 from 37.1% for the same period last year. The decline in our gross profit margin was primarily due to the deleveraging of rent expense as a result of weak comparable store sales. We were also not able to leverage selling, general and administrative expenses as a result of the negative comp store sales, which increased from 24.0% to 25.0%, as a percent to sales.

During Fiscal 2003, we recognized a $14.1 million goodwill impairment charge due to the continued weak performance of the Bluenotes segment. Reported net income for Fiscal 2003, which includes the goodwill impairment charge, decreased to $60.0 million, or $0.83 per diluted share. Adjusted net income*, which excludes the goodwill impairment charge, decreased to $74.1 million, or $1.03 per diluted share, compared to $88.7 million, or $1.22 per diluted share in the prior year.

Despite a challenging year, we ended Fiscal 2003 with $337.8 million in cash and short-term investments, an increase of $96.2 million from last year. And we continued to make significant investments in our business, including approximately $64.2 million in capital expenditures, which related primarily to our new and remodeled American Eagle stores in the U.S. and Canada.

In response to disappointing results, we made a number of changes throughout the Company. We upgraded our merchandising and design process, and added new creative talent in key positions. Across operating functions, we focused on improving productivity and strengthened operating disciplines. And importantly, during Fiscal 2003, we interviewed over 3,000 of our customers. This research led to adjustments to our product line. Going forward, our merchandise assortments are planned to be clearly targeted at our 15 to 25 year old customers, with a strong value message and an emphasis on key items.

*A complete definition and discussion of the Company's use of non-GAAP measures, identified by an asterisk (*), is located below.

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company's Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.5	62.9	60.1

Gross profit	36.5	37.1	39.9
Selling, general and administrative expenses	25.0	24.0	24.7
Depreciation and amortization expense	3.7	3.5	3.1
Goodwill impairment loss	0.9	-	-

Operating income	6.9	9.6	12.1
Other income, net	0.1	0.2	0.2

Income before income taxes	7.0	9.8	12.3
Provision for income taxes	3.1	3.8	4.6

Net income	3.9%	6.0%	7.7%

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 805 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 110 Bluenotes/Thriftys stores in Canada.

Comparison of Fiscal 2003 to Fiscal 2002

Net Sales

Consolidated net sales increased 3.9% to $1.520 billion from $1.463 billion. The sales increase was due to a 10.1% increase in gross square feet, consisting primarily of the addition of 51 net new stores offset by a consolidated comparable store sales decline of 6.7%.

American Eagle net sales increased 3.8% to $1.435 billion from $1.383 billion. The sales increase was due to an 11.1% increase in gross square feet, consisting primarily of the addition of 52 net new stores, offset by a comparable store sales decline of 6.6%. The comparable store sales decrease was driven by a lower average unit retail price as well as a decline in the number of transactions per average store, while the number of units sold per average store increased compared to a year ago. Comparable store sales in the women's business declined in the mid single-digits for the period while the men's comparable store sales decreased in the low double-digits.

Bluenotes net sales increased 5.4% to $84.5 million from $80.2 million due to a stronger Canadian dollar during the period compared to the same period last year. Comparable store sales, which exclude the impact of foreign currency fluctuations, decreased 7.3% due primarily to a lower average unit retail price partially offset by an increase in the number of transactions per average store, the number of units per transaction and the number of units sold per average store.

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

Gross Profit

Gross profit as a percent to net sales declined to 36.5% from 37.1%. The percentage decrease was attributed to the deleveraging of buying, occupancy and warehousing costs offset by an improvement in merchandise margins. By segment, American Eagle contributed to the decline in gross margin as a percent to sales, while Bluenotes had a positive impact.

Buying, occupancy and warehousing expenses deleveraged due primarily to the deleveraging of rent expense at the American Eagle stores. As a percent to consolidated net sales, Bluenotes buying, occupancy and warehousing expenses remained relatively flat.

Merchandise margins increased for the period due primarily to an improved markon at both segments offset by increased markdowns at American Eagle stores as well as an increase in the liquidation of sell-off merchandise at both American Eagle and Bluenotes. Additionally, a reduction in the American Eagle stores sales returns reserve contributed to the higher merchandise margins.

The Company's gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses. See Note 2 of the Consolidated Financial Statements for a description of the Company's accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales increased to 25.0% from 24.0% due primarily to the deleveraging of compensation at both the American Eagle and Bluenotes stores. Compensation deleveraged due primarily to the 6.7% decline in comparable store sales. Insurance expense deleveraged at American Eagle and store impairment expense deleveraged at both American Eagle and Bluenotes. These increases were partially offset by the leveraging of communications, advertising and chargecard fees primarily at American Eagle. Overall, American Eagle and Bluenotes both contributed to the deleveraging of selling, general and administrative expenses. Consolidated selling, general and administrative expenses per square foot declined compared to the same period last year and increased slightly per average store.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales increased to 3.7% from 3.5% due primarily to our American Eagle stores expansion, including new and remodeled stores.

Goodwill Impairment Loss

Based on the unanticipated and continued weak performance of the Bluenotes division during Fiscal 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142 during the quarter ended November 1, 2003.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained an independent third party to perform a step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and determined its best estimate at that time in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the quarter ended November 1, 2003. During the fourth quarter of Fiscal 2003, the independent third party valuation of the Bluenotes reporting unit was completed. Based upon the step one analysis, it was concluded that the fair market value of the Bluenotes reporting unit was below the book value of the business. The Company completed the step two analysis and allocated the fair value, as determined by the valuation firm, to the existing assets and liabilities and determined that the remaining carrying value of the goodwill was impaired. As a result, the Company recorded an additional $6.1 million loss during the fourth quarter of Fiscal 2003. See Note 9 of the Consolidated Financial Statements for further discussion.

Other Income, Net

Other income, net decreased to $2.0 million from $2.5 million due primarily to lower interest income partially offset by lower interest expense.

Net Income

Reported net income decreased to $60.0 million, or 3.9% as a percent to net sales. Adjusted net income*, which excludes the non-cash goodwill impairment charges, decreased to $74.1 million, or 4.9% as a percent to net sales, from $88.7 million, or 6.0% as a percent to net sales. The decline in net income was attributable to the factors noted above.

Diluted income per common share decreased to $0.83. Adjusted diluted income per common share*, which excludes the non-cash goodwill impairment charges, decreased to $1.03 from $1.22. The decline in diluted income per common share was attributable to the factors noted above.

*A complete definition and discussion of the Company's use of non-GAAP measures, identified by an asterisk (*), is located below.

Comparison of Fiscal 2002 to Fiscal 2001

Net Sales

Consolidated net sales increased 6.7% to $1.463 billion from $1.372 billion. The sales increase was due to a 13.1% increase in gross square feet, consisting primarily of the addition of 74 net new stores offset by a consolidated comparable store sales decrease of 5.7%.

American Eagle net sales increased 8.8% to $1.383 billion from $1.271 billion. The sales increase was due to a 14.5% increase in gross square feet, consisting primarily of the net addition of 75 stores offset by a comparable store sales decrease of 4.3%. The comparable store sales decrease was driven primarily by a lower average unit retail price due to increased promotional activity. The units sold per average store and units sold per transaction increased, while the number of transactions per average store declined slightly. Comparable store sales in the men's business declined in Fiscal 2002 while the women's comparable store sales were flat for the year.

Bluenotes net sales decreased 20.3% to $80.2 million from $100.7 million. The sales decline was due primarily to a comparable store sales decrease of 22.3%, which excludes the impact of foreign currency fluctuations. Comparable store sales declined as a result of a lower average unit retail price as well as a decline in units sold per average store.

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

Gross Profit

Gross profit as a percent to sales declined to 37.1% from 39.9%. The percentage decrease was attributed to a lower merchandise margin and the deleveraging of buying, occupancy and warehousing costs. Both American Eagle and Bluenotes contributed to the decline in gross margin as a percent to sales.

A lower merchandise margin resulted from an increase in markdowns at both American Eagle and Bluenotes, as a percent to sales, partially offset by an improved markon at American Eagle. Additionally, the American Eagle merchandise margin in the second half of the year, primarily the fourth quarter, was negatively impacted by increased airfreight expense stemming from the West Coast dock strike.

Buying, occupancy and warehousing expenses deleveraged due primarily to the deleveraging of rent expense at both American Eagle and Bluenotes.

The Company's gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses. See Note 2 of the Consolidated Financial Statements for a description of the Company's accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to sales decreased to 24.0% from 24.7% as a result of reduced incentive compensation expense as well as cost control measures that were initiated in Fiscal 2002 at American Eagle. These decreases were partially offset by the deleveraging of selling, general and administrative expenses at Bluenotes. For the year, selling, general and administrative expense per gross square foot declined 8.5% and decreased 5.4% per average store. Overall, the Company leveraged total compensation, advertising, services purchased, leasing costs and travel expenses in Fiscal 2002 compared to Fiscal 2001.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to sales increased to 3.5% from 3.1% due primarily to our American Eagle stores expansion, including new and remodeled stores.

Other Income, Net

Other income, net decreased to $2.5 million from $2.8 million due primarily to higher interest expense.

Net Income

Net income decreased to $88.7 million, or 6.0% as a percent to net sales, from $105.5 million, or 8.6% as a percent to net sales. The decline in net income was attributable to the factors noted above.

Diluted income per common share decreased to $1.22 from $1.43. The decline in diluted income per common share was attributable to the factors noted above.

Non-GAAP Measure Disclosure

The following definitions are provided for the non-GAAP (Generally Accepted Accounting Principles) measures used by the Company in this Form 10-K. These measures are adjusted net income and adjusted diluted income per common share. Each use is indicated by an asterisk*. We do not intend for these non-GAAP measures to be considered in isolation or as a substitute for the related GAAP measures. Other companies may define the measures differently.

Adjusted Financial Results

Adjusted net income* and adjusted diluted income per common share* exclude the non-cash goodwill impairment charges of $14.1 million related to our Bluenotes operation. We believe that these adjusted measures provide investors with an important perspective on the current underlying operating performance of our businesses by isolating and excluding the impact of the non-cash impairment charges related to our acquisition of the Bluenotes business in Fiscal 2000.

The Company defines "adjusted net income" as GAAP net income less non-cash goodwill impairment charges. The table below shows a reconciliation between GAAP net income and adjusted net income*.

The Company defines "adjusted diluted income per common share" as GAAP diluted income per common share less non-cash goodwill impairment charges per share. The table below shows a reconciliation between GAAP diluted income per common share and adjusted diluted income per common share*.

Non-GAAP Financial Measures

Reconciliation of GAAP net income and diluted income per common share to adjusted net income and adjusted diluted income per common share:
	For the Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net income	$60,000	$88,735	$105,495
Non-cash goodwill impairment charges	14,118	-	-

Adjusted net income*	$74,118	$88,735	$105,495

Diluted income per common share	$0.83	$1.22	$1.43
Non-cash goodwill impairment charges per share	0.20	-	-

Adjusted diluted income per common share*	$1.03	$1.22	$1.43

Liquidity and Capital Resources

The Company's uses of cash are primarily for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements and the purchase of both short and long-term investments. Historically, these uses of cash have been met through cash flow from operations.

The following sets forth certain measures of the Company's liquidity:

	January 31, 2004	February 1, 2003
Working capital (in 000's)	$336,588	$285,140
Current ratio	2.78	3.01

The Company's major source of cash from operations is merchandise sales. Our primary outflows of cash for operations are for the purchase of inventory, operational costs, and the payment of taxes.

Net cash provided by operating activities of $189.5 million during Fiscal 2003 reflected changes in working capital as well as an increase in non-cash charges, depreciation and amortization, and the goodwill impairment loss offset by lower net income compared to the same period last year. The changes in working capital were primarily due to the timing of income tax payments and a reduction in cash used for inventory purchases.

Investing activities for Fiscal 2003 included $64.2 million for capital expenditures and $63.8 million for the net purchase of investments. Capital expenditures consisted primarily of $49.6 million related to 59 new and 66 remodeled American Eagle stores in the United States and Canada. The remaining capital expenditures related primarily to fixtures and improvements to existing stores and technological improvements. The Company purchased both short and long-term investments during Fiscal 2003. We invest primarily in tax-exempt municipal bonds, taxable agency bonds and corporate notes with an original maturity between three and twenty-four months and an expected rate of return of approximately a 2% taxable equivalent yield. The Company places an emphasis on investing in tax-exempt and tax-advantaged asset classes. Additionally, all investments must have a highly liquid secondary market.

Cash outflows for financing activities of $5.0 million during Fiscal 2003 were primarily used for principle payments on the note payable.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.0% at January 31, 2004) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were required against the line for the current or prior periods. At January 31, 2004, letters of credit in the amount of $39.7 million were outstanding on this facility, leaving a remaining available balance on the line of $78.9 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution. At January 31, 2004, letters of credit in the amount of $25.0 million were outstanding on this facility, leaving a remaining available balance on the line of $25.0 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") in connection with its Canadian acquisition. The term facility has an outstanding balance, including foreign currency translation adjustments, of $18.7 million as of January 31, 2004. The facility requires annual payments of $4.8 million and matures in December 2007. The term facility bears interest at the one-month Bankers' Acceptance Rate (2.5% at January 31, 2004) plus 140 basis points.

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

The Company also had an $11.2 million revolving operating facility (the "operating facility") that was used to support the working capital and capital expenditures of the acquired Canadian businesses. The operating facility was due in November 2003 and had four additional one-year extensions. The Company has chosen not to extend the operating facility for another year. During Fiscal 2002, the Company borrowed and subsequently repaid $4.8 million under the operating facility. There were no borrowings under the operating facility for the years ended January 31, 2004 or February 2, 2002.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock. As part of this stock repurchase program, the Company purchased 40,000, 1,140,000 and 63,800 shares of common stock for approximately $0.6 million, $17.8 million and $1.1 million on the open market during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. As of January 31, 2004, approximately 700,000 shares remain authorized for repurchase. Additionally, during Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company purchased 8,000 shares, 58,000 shares and 44,000 shares, respectively, from certain employees at market prices totaling $0.1 million, $1.6 million and $1.4 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

We have never declared or paid cash dividends and presently all of our earnings are being retained for the development of our business and the share repurchase program (see Note 2 of the Consolidated Financial Statements). We assess our dividend policy from time to time. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

We expect capital expenditures for Fiscal 2004 to be approximately $85 to $90 million, which will relate primarily to approximately 50 new American Eagle stores in the United States and Canada, and the remodeling of approximately 50 American Eagle stores in the United States. Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, an investment relating to our corporate headquarters, information technology upgrades and distribution center improvements. Additionally, in Fiscal 2004, we plan to pay $4.8 million in scheduled principal payments on the term facility. We plan to fund these capital expenditures and debt repayments primarily through existing cash and cash generated from operations. These forward-looking statements will be influenced by our financial position, consumer spending, availability of financing, and the number of acceptable leases that may become available.

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

Disclosure about Contractual Obligations

The following table summarizes significant contractual obligations of the Company as of January 31, 2004:
	Payments Due by Period
(In thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Note Payable	$18,706	$4,832	$9,664	$4,210	$ -
Purchase Obligations	69,551	69,551	-	-	-
Operating Leases	1,087,344	139,455	270,756	256,080	421,053

Total Contractual Obligations	$1,175,601	$213,838	$280,420	$260,290	$421,053

In addition to the above purchase obligations, the Company has outstanding letters of credit attributed to inventory purchases, as stated in the table below.

Disclosure about Commercial Commitments

The following table summarizes significant commercial commitments of the Company as of January 31, 2004:
(In thousands)	Total Amount Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	2-3 years	4-5 years	After 5 years
Letters of Credit	$64,737	$64,737	-	-	-

Total Commercial Commitments	$64,737	$64,737	-	-	-

New Accounting Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments, in January 2003 and subsequently issued a revision of the Interpretation in December 2003 ("FIN 46R").  FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The provisions of FIN 46R are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46R for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46R did not have a material impact on the Company. Management is currently performing an evaluation of the effect, if any, that the adoption of the remaining provisions of FIN 46R may have on the Company. However, this adoption is not anticipated to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Certain Relationships and Related Party Transactions

The Company and its wholly-owned subsidiaries have various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from unrelated third parties. The nature of the Company's relationship with these related parties and a description of the respective transactions are as follows:

As of January 31, 2004, the Schottenstein-Deshe-Diamond families (the "families") owned 26% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which owns Linmar Realty Company and also includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc. The Company had the following transactions with these related parties during Fiscal 2003, Fiscal 2002 and Fiscal 2001.

  The Company leases its distribution center and headquarters offices from Linmar Realty Company.

  The Company sells portions of its end-of-season, overstock and irregular merchandise to RVI.

  SSC and its affiliates charge the Company for an allocated cost of various professional services provided to the Company, including certain legal, real estate, travel and insurance services.

  Deposits were previously made with SSC in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft.  The Company is currently negotiating a discontinuation of this agreement. The Company incurred operating costs and usage fees under this arrangement.

  In connection with the liquidation of certain inventory from the Canadian acquisition, the Company contracted the services of a related party consultant, an affiliate of SSC, during Fiscal 2001.

See Note 3 of the Consolidated Financial Statements for additional information regarding related party transactions.

Income Taxes

As of January 31, 2004, we had deferred tax assets of $11.7 million associated with foreign tax loss carryforwards. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 38% effective tax rate, we will need to recognize pretax net income of approximately $31.3 million in future periods to recover this deferred tax amount.

A valuation allowance was provided against the deferred tax asset that resulted from a capital loss carryforward in the amount of $1.5 million. Management believes that it is not likely that the previously identified tax strategies will enable the Company to utilize the capital loss carryforward prior to the July 2006 expiration date. The effective tax rate used for the provision of income tax approximated 44%. The increase in the effective tax rate during Fiscal 2003 was primarily due to the goodwill impairment charge of $14.1 million for which no income tax benefit was recorded. See Note 12 of the Consolidated Financial Statements.

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

  the planned opening of approximately 50 American Eagle stores in the United States and Canada in Fiscal 2004,

  the selection of approximately 50 stores in the United States for remodeling,

  the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2004 cash requirements, and the possibility of growth through acquisitions and/or internally developing new brands.

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

In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially during our peak selling seasons. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by the Company, could, among other things, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on the Company's results of operations and financial condition.

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

Our ability to expand through new store growth

The Company's continued growth and success will depend in part on its ability to open and operate new stores on a timely and profitable basis. During Fiscal 2004, the Company plans to open approximately 50 new American Eagle stores in the United States and Canada. Accomplishing the Company's new store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, the expansion of the Company's buying and inventory capabilities and the availability of capital. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new stores profitably.

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand. The Bluenotes business began incurring operating losses during Fiscal 2002 due to a combination of factors, including (i) an abrupt change to the target customer and merchandising strategy, (ii) adjusting the merchandise fit to a smaller size, (iii) a merchandise product assortment that was skewed too high in price points and not consistent with the brand strategy, (iv) a marketing approach that was too narrow in scope, (v) a lack of sourcing efficiencies and (vi) increased competitive pressure. The Company made management changes in the Bluenotes division in 2003 and has implemented new merchandising and operating strategies.  However, the Bluenotes business continued to under perform and incurred an operating loss of approximately $29.3 million during Fiscal 2003 (see Note 11 of the Consolidated Financial Statements). Furthermore, the Bluenotes business continues to face challenges, including the installation of a new design team and increased competitive pressures. If the business trend does not improve and the Company is not successful repositioning the Bluenotes brand, Management may need to evaluate potential strategic alternatives for this division during Fiscal 2004.

Based on the unanticipated and continued weak performance of the Bluenotes division during Fiscal 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142 during the quarter ended November 1, 2003.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained a third party to perform an independent step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and determined its best estimate at that time in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the quarter ended November 1, 2003. During the fourth quarter of Fiscal 2003, the independent third party valuation of the Bluenotes reporting unit was completed. Based upon the step one analysis, it was concluded that the fair market value of the Bluenotes reporting unit was below the book value of the business. The Company completed the step two analysis and allocated the fair value, as determined by the valuation firm, to the existing assets and liabilities and determined that the remaining carrying value of the goodwill was impaired. As a result, the Company recorded an additional $6.1 million loss during the fourth quarter of Fiscal 2003. See Note 9 of the Consolidated Financial Statements for further discussion.

The interruption of the flow of merchandise from key vendors, including the effect of the elimination of the quota

The Company purchases merchandise from domestic and foreign suppliers. During Fiscal 2003, a majority of the Company's merchandise was purchased from foreign suppliers. Since we rely on a small number of overseas sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier or a significant labor dispute, such as a dock strike could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom's enforcement actions, or political or economic disruptions.

Additionally, a majority of the merchandise imported by the Company has been subject to import quotas. These quotas restrict the quantity of a given textile or apparel product that can be exported on an annual basis from a given country. As of January 1, 2005, the U.S. has agreed to phase out these quotas. This phase-out of textile and apparel quotas, and the resulting removal of country specific restrictions on the quantity of goods that can be imported into the U.S., could have a significant impact on worldwide sourcing patterns during the fourth quarter of Fiscal 2004 as well as in 2005. However, the extent of this impact, if any, and the possible effect on the Company's purchasing patterns and costs, can not be determined at this time.

We do not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2003, the third and fourth fiscal quarters accounted for approximately 58.6% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key business systems; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of key services provided by third party vendors; changes in weather patterns; the effects of changes in current exchange rates and interest rates; and international and domestic acts of terror.

The impact of all of the previously discussed factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash equivalents and investments. The impact on cash and investments held at the end of Fiscal 2003 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of approximately $0.4 million during Fiscal 2003.

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. The recent weakening of the U.S. dollar compared to the Canadian dollar has positively impacted our net sales and any operating income generated by our Canadian businesses; however it has negatively impacted any operating losses generated by our Canadian businesses, specifically Bluenotes. As of January 31, 2004, a 10% change in the Canadian foreign exchange rate would result in an increase or decrease in our net income of approximately $0.8 million during Fiscal 2003. We are also subject to foreign exchange transaction exposure when our Canadian businesses purchase inventory in U.S. dollars. The Company has entered into foreign exchange forward contracts from time to time to mitigate this risk. However, the Company does not have any foreign currency forward contracts outstanding as of January 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)	January 31, 2004	February 1, 2003
Assets
Current assets:
Cash and cash equivalents	$251,324	$194,526
Short-term investments	86,488	47,047
Merchandise inventory	120,586	124,708
Accounts and note receivable, including related party	22,820	13,598
Prepaid expenses and other	27,589	32,153
Deferred income taxes	16,816	14,694

Total current assets	525,623	426,726

Property and equipment, at cost, net of accumulated depreciation and amortization	278,689	267,479
Goodwill, net of accumulated amortization	10,136	23,614
Long-term investments	24,357	-
Other assets, net of accumulated amortization	26,266	23,520

Total assets	$865,071	$741,339

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,330	$50,608
Current portion of note payable	4,832	4,225
Accrued compensation and payroll taxes	14,409	13,001
Accrued rent	30,985	28,476
Accrued income and other taxes	28,669	12,655
Unredeemed stored value cards and gift certificates	25,785	22,837
Other liabilities and accrued expenses	13,025	9,784

Total current liabilities	189,035	141,586

Non-current liabilities:
Note payable	13,874	16,356
Other non-current liabilities	18,492	5,915

Total non-current liabilities	32,366	22,271

Commitments and contingencies	-	-
Stockholders' equity	643,670	577,482

Total liabilities and stockholders' equity	$865,071	$741,339

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	$1,519,968	$1,463,141	$1,371,899
Cost of sales, including certain buying, occupancy and warehousing expenses	965,716	920,643	824,531

Gross profit	554,252	542,498	547,368
Selling, general and administrative expenses	379,289	350,752	339,020
Depreciation and amortization expense	56,281	50,661	41,875
Goodwill impairment loss	14,118	-	-

Operating income	104,564	141,085	166,473
Other income, net	2,021	2,528	2,772

Income before income taxes	106,585	143,613	169,245
Provision for income taxes	46,585	54,878	63,750

Net income	$60,000	$88,735	$105,495

Basic income per common share	$0.84	$1.24	$1.47

Diluted income per common share	$0.83	$1.22	$1.43

Weighted average common shares outstanding - basic	71,113	71,709	71,529

Weighted average common shares outstanding - diluted	72,207	72,783	73,797

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
(In thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Net income	$60,000	$88,735	$105,495
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(84)	58	-
Foreign currency translation adjustment	3,981	1,507	(1,590)
Unrealized derivative gains (losses) on cash flow hedge	(148)	299	(659)

Other comprehensive income (loss), net of tax	3,749	1,864	(2,249)

Comprehensive income	$63,749	$90,599	$103,246

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Shares (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Deferred Compensation Expense	Accumulated Other Comprehensive Income/(Loss)	Stockholders' Equity
Balance at February 3, 2001	70,419	$716	$118,697	$274,292	$(22,339)	$(4,025)	$354	$367,695

Stock options and restricted stock	1,595	15	32,530	-	-	1,079	-	33,624
Repurchase of common stock	(108)	-	-	-	(2,513)	-	-	(2,513)
Net income	-	-	-	105,495	-	-	-	105,495
Other comprehensive loss, net of tax	-	-	-	-	-	-	(2,249)	(2,249)

Balance at February 2, 2002	71,906	731	151,227	379,787	(24,852)	(2,946)	(1,895)	502,052

Stock options and restricted stock	339	2	3,613	-	-	693	-	4,308
Repurchase of common stock	(1,198)	-	-	-	(19,477)	-	-	(19,477)
Net income	-	-	-	88,735	-	-	-	88,735
Other comprehensive income, net of tax	-	-	-	-	-	-	1,864	1,864

Balance at February 1, 2003	71,047	733	154,840	468,522	(44,329)	(2,253)	(31)	577,482

Stock options and restricted stock	192	2	1,934	-	-	1,192	-	3,128
Repurchase of common stock	(48)	-	-	-	(689)	-	-	(689)
Net income	-	-	-	60,000	-	-	-	60,000
Other comprehensive income, net of tax	-	-	-	-	-	-	3,749	3,749

Balance at January 31, 2004	71,191	$735	$156,774	$528,522	$(45,018)	$(1,061)	$ 3,718	$643,670

(1) 250 million authorized, 74 million issued and 71 million outstanding, $.01 par value common stock at January 31, 2004 and February 1, 2003. The Company had 74 million shares issued and 72 million shares outstanding at February 2, 2002. The Company has 5 million authorized, with none issued or outstanding, $.01 par value preferred stock at January 31, 2004, February 1, 2003 and February 2, 2002.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
(In thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Operating activities:
Net income	$60,000	$88,735	$105,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,281	50,661	41,875
Goodwill impairment loss	14,118	-	-
Stock compensation	1,192	853	3,084
Deferred income taxes	7,466	2,792	6,574
Other adjustments	4,487	2,543	2,717
Changes in assets and liabilities:
Merchandise inventory	6,123	(33,001)	(7,709)
Accounts and note receivable, including related party	(7,997)	4,751	8,696
Prepaid expenses and other	3,342	(8,495)	(4,493)
Accounts payable	21,124	12,752	(2,134)
Unredeemed stored value cards and gift certificates	2,755	5,213	4,530
Accrued liabilities	20,578	(22,256)	16,255

Total adjustments	129,469	15,813	69,395

Net cash provided by operating activities	189,469	104,548	174,890

Investing activities:
Capital expenditures	(64,173)	(61,407)	(119,347)
Purchase of investments	(154,373)	(86,856)	(53,019)
Sale of investments	90,574	84,894	35,861
Other investing activities	(1,513)	(5,102)	1,966

Net cash used for investing activities	(129,485)	(68,471)	(134,539)

Financing activities:
Payments on note payable and line of credit	(5,434)	(9,555)	(5,716)
Proceeds from borrowings from line of credit	-	4,777	-
Repurchase of common stock	(689)	(19,476)	(2,515)
Net proceeds from stock options exercised	1,139	1,840	15,832

Net cash (used for) provided by financing activities	(4,984)	(22,414)	7,601

Effect of exchange rates on cash	1,798	465	(1,000)

Net increase in cash and cash equivalents	56,798	14,128	46,952
Cash and cash equivalents - beginning of period	194,526	180,398	133,446

Cash and cash equivalents - end of period	$251,324	$194,526	$180,398

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JANUARY 31, 2004

1.  Business Operations

The Company designs, markets, and sells its American Eagle brand of relaxed, casual clothing for 15 to 25 year olds in its United States and Canadian retail stores. We also operate via the Internet at ae.com as well as through our catalog business. The American Eagle brand provides high quality merchandise at affordable prices. American Eagle's collection offers modern basics like jeans, cargo pants, and graphic T's as well as a stylish assortment of cool accessories, outerwear and footwear. The Bluenotes brand targets a slightly younger demographic, offering a more urban/suburban, denim-driven collection for 12 to 22 year olds. The Company operates retail stores located primarily in regional enclosed shopping malls in the United States and Canada.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Men's apparel and accessories	35%	36%	39%
Women's apparel and accessories	60%	57%	54%
Footwear and other - men's and women's	5%	7%	7%

Total	100%	100%	100%

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2003", "Fiscal 2002" and "Fiscal 2001" refer to the fifty-two week periods ended January, 31, 2004, February 1, 2003 and February 2, 2002, respectively. "Fiscal 2004" refers to the fifty-two week period ending January 29, 2005.

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

Recent Financial Accounting Standards Board Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments, in January 2003 and subsequently issued a revision of the Interpretation in December 2003 ("FIN 46R").  FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The provisions of FIN 46R are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46R for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46R did not have a material impact on the Company. Management is currently performing an evaluation of the effect, if any, that the adoption of the remaining provisions of FIN 46R may have on the Company. However, this adoption is not anticipated to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income, net of income taxes, in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 8 of the Consolidated Financial Statements).

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Cash in excess of operating requirements is invested in taxable or tax-exempt fixed income notes or bonds. As of January 31, 2004, short-term investments included investments with an original maturity of greater than three months (averaging approximately six months) and consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available for sale.

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company recognizes its inventory at the point when it arrives at one of our deconsolidation centers.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. The Company recognized $1.9 million and $0.6 million in impairment losses during Fiscal 2003 and Fiscal 2002, respectively. There were no impairment losses recognized during Fiscal 2001.

Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on February 3, 2002, the beginning of Fiscal 2002. In accordance with SFAS No. 142, management evaluates goodwill for impairment by comparing the fair value of the reporting unit to the book value. The book value of goodwill has been assigned to the Company's American Eagle and Bluenotes reporting units. Approximately $10.3 million and $13.7 million in goodwill was assigned to American Eagle and Bluenotes, respectively. The Company made an adjustment to goodwill for approximately $0.4 million during Fiscal 2002 related to the Canadian acquisition lease costs. The fair value of the Company's reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized. During Fiscal 2003, the Company recognized impairment losses attributed to its Bluenotes goodwill and reduced the goodwill carrying value to zero. See Note 9 of the Consolidated Financial Statements. There were no impairment losses relating to goodwill recognized for Fiscal 2002 or Fiscal 2001.

Long-term Investments

As of January 31, 2004, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding twenty-four months (averaging approximately twenty-one months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

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

Interest Rate Swap

The Company's interest rate swap agreement is used to manage interest rate risk. The derivative effectively changes the interest rate on the borrowings under the non-revolving term facility from a variable rate to a fixed rate. The Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). During Fiscal 2003, unrealized net losses on derivative instruments of approximately $0.1 million, net of related tax effects, were recorded in other comprehensive income (loss). The Company does not hold or issue derivative financial instruments for trading purposes.

Stock Repurchases

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock. As part of this stock repurchase program, the Company purchased 40,000, 1,140,000 and 63,800 shares of common stock for approximately $0.6 million, $17.8 million and $1.1 million on the open market during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. As of January 31, 2004, approximately 700,000 shares remain authorized for repurchase. Additionally, during Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company purchased 8,000 shares, 58,000 shares and 44,000 shares, respectively, from certain employees at market prices totaling $0.1 million, $1.6 million and $1.4 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

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
	For the Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Risk-free interest rates	2.6%	4.6%	4.6%
Dividend yield	None	None	None
Volatility factors of the expected market price of the Company's common stock	.503	.629	.763
Weighted-average expected life	5 years	5 years	5 years
Expected forfeiture rate	11.5%	10.2%	10.2%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
	For the Years Ended
(In thousands, except per share amounts)	January 31, 2004	February 1, 2003	February 2, 2002
Net income, as reported	$60,000	$88,735	$105,495
Add: stock-based compensation expense included in reported net income, net of tax	767	592	291
Less: total stock-based compensation expense determined under fair value method, net of tax	(14,463)	(8,489)	(12,076)

Pro forma net income	$46,304	$80,838	$93,710

Basic income per common share:
As reported	$0.84	$1.24	$1.47
Pro forma	$0.65	$1.13	$1.31
Diluted income per common share:
As reported	$0.83	$1.22	$1.43
Pro forma	$0.64	$1.11	$1.28

Revenue Recognition

The Company records revenue for store sales upon the purchase of merchandise by customers. The Company's e-commerce and catalog business records revenue at the time the goods are shipped. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Revenue is recorded net of sales returns.

Revenue is not recorded on the sell-off of end-of-season, overstock and irregular merchandise to off-price retailers. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales. See Note 3 of the Consolidated Financial Statements for further discussion.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consists of compensation and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs.

The gross profit impact of a sales returns reserve, which is recorded in cost of sales, is provided on gross sales for projected merchandise returns based on historical average return percentages. During Fiscal 2003, the Company obtained better information regarding the historical rate components which resulted in a reduction of the estimated return percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, other than for our design, sourcing and importing teams, our buyers and our distribution centers. Such compensation and employee benefit expenses include salaries, incentives and related benefits associated with our stores and corporate headquarters, except as previously noted. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, freight related to inter-store transfers, communication costs, travel and entertainment, leasing costs and services purchased.

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. Costs associated with the production of television advertising are expensed over the life of the campaign. All other advertising costs are expensed as incurred. The Company recognized $46.5 million in advertising expense during both Fiscal 2003 and Fiscal 2002 and $45.3 million during Fiscal 2001.

Design Costs

The Company has certain design costs, which include compensation, rent, travel, supplies and samples, which are included in cost of sales as the respective inventory is sold.

Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, Management records a reserve for estimated losses when the amount is probable and can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FIN 14, an interpretation of SFAS No. 5. As the Company has provided adequate reserves, it believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company.

Supplemental Disclosures of Cash Flow Information
(In thousands)	For the Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Cash paid during the periods for:
Income taxes	$ 25,496	$ 64,547	$ 48,024
Interest	$ 1,510	$ 1,964	$ 1,886

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock equivalents (stock options and restricted stock).

(In thousands)	For the Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net income	$60,000	$88,735	$105,495
Weighted average common shares outstanding:
Basic shares	71,113	71,709	71,529
Dilutive effect of stock options and non-vested restricted stock	1,094	1,074	2,268

Diluted shares	72,207	72,783	73,797

Options to purchase 5,272,000, 5,438,000 and 779,000 shares of common stock during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2003 presentation.

3.  Related Party Transactions

The Company and its wholly-owned subsidiaries have various transactions with related parties. The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from unrelated third parties. The nature of the Company's relationship with these related parties and a description of the respective transactions are as follows:

As of January 31, 2004, the Schottenstein-Deshe-Diamond families (the "families") owned 26% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which owns Linmar Realty Company and also includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc. The Company had the following transactions with these related parties during Fiscal 2003, Fiscal 2002 and Fiscal 2001.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company. The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $2.4 million during Fiscal 2003 and Fiscal 2002 and $2.5 million during Fiscal 2001 under the lease.

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including RVI. These sell-offs, which are without recourse, are typically sold below cost and the proceeds are reflected in cost of sales. The cost of merchandise disposed of via sell-offs during Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $38.3 million, $21.3 million and $11.9 million, respectively, which resulted in adjustments to cost of sales of $6.0 million, $1.9 million and $1.7 million for the respective years attributed to these transactions. Included in these amounts were $12.9 million, $7.8 million and $4.6 million of merchandise, at cost, which was sold to RVI during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, and resulted in adjustments to cost of sales of $0.3 million, $0.1 million and $1.1 million during the respective periods.

The Company had approximately $2.8 million and $1.3 million included in accounts receivable at January 31, 2004 and February 1, 2003, respectively, that pertained to related party merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate, travel and insurance services. For Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company paid approximately $0.9 million, $0.5 million and $1.4 million, respectively, for these services.

Deposits were previously made with SSC totaling approximately $2.5 million in a cost sharing arrangement for the acquisition of an interest in several corporate aircraft.  These deposits were included in other assets, net of accumulated amortization as of February 1, 2003 and February 2, 2002. The Company is currently negotiating a discontinuation of this arrangement and has determined the net realizable value of these deposits based upon an independent third party valuation. As a result, the Company expects to receive approximately $1.4 million from SSC, which was included in related party accounts receivable as of January 31, 2004 (see Note 4 to the Consolidated Financial Statements). The Company has recognized a loss of $1.0 million as a result of this write-down, which was included in selling, general and administrative expenses during Fiscal 2003. Additionally, the Company paid $1.0 million during Fiscal 2003 and Fiscal 2002 and $1.1 million during Fiscal 2001 to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement.

In connection with the liquidation of certain inventory from the Canadian acquisition in October 2000, the Company contracted the services of a related party consultant, an affiliate of SSC. The contract was in effect until July 2001, when certain stores closed and were turned over to the Company for conversion to American Eagle stores. During Fiscal 2001, the Company paid $1.7 million to the consultant. As of February 2, 2002, all services were completed under this contract. As a result, there were no payments made during Fiscal 2002 or Fiscal 2003.

4.  Accounts and Note Receivable

Accounts and note receivable are comprised of the following:

(In thousands)	January 31, 2004	February 1, 2003
Fabric	$4,257	$ -
Related party	4,219	1,266
Construction allowances	3,879	5,247
Sell-offs to non-related parties	3,358	1,670
Foreign government taxes	2,319	2,297
Distribution services	1,040	1,010
Other	3,748	2,108

Total	$22,820	$13,598

The fabric receivable represents amounts due from a third party vendor for fabric purchased by the Company and sold to the respective vendor. Upon receipt of the finished goods from the vendor, the Company records the full cost of the merchandise in inventory, and reduces the amount of payment due to the third party by the respective fabric receivable.

5.  Property and Equipment

Property and equipment consists of the following:

(In thousands)	January 31, 2004	February 1, 2003
Land	$2,355	$2,355
Buildings	20,957	20,144
Leasehold improvements	251,504	217,102
Fixtures and equipment	188,716	164,175

	463,532	403,776
Less: Accumulated depreciation and amortization	(184,843)	(136,297)

Net property and equipment	$278,689	$267,479

Depreciation expense is summarized as follows:

	For the Years Ended
(In thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Depreciation expense	$55,399	$49,429	$38,860

6.  Note Payable and Other Credit Arrangements

Unsecured Demand Lending Arrangement

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.0% at January 31, 2004) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. Because there were no borrowings during any of the past three years, there were no amounts paid for interest on this facility. At January 31, 2004, letters of credit in the amount of $39.7 million were outstanding on this facility, leaving a remaining available balance on the line of $78.9 million.

Uncommitted Letter of Credit Facility

The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution. At January 31, 2004, letters of credit in the amount of $25.0 million were outstanding on this facility, leaving a remaining available balance on the line of $25.0 million.

Non-revolving Term Facility and Revolving Operating Facility

The Company has a $29.1 million non-revolving term facility (the "term facility") in connection with its Canadian acquisition. The term facility has an outstanding balance, including foreign currency translation adjustments, of $18.7 million as of January 31, 2004. The facility requires annual payments of $4.8 million and matures in December 2007. The term facility bears interest at the one-month Bankers' Acceptance Rate (2.5% at January 31, 2004) plus 140 basis points. Interest paid under the term facility was $1.5 million, $1.6 million and $1.8 million for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

The term facility contains restrictive covenants related to financial ratios. As of January 31, 2004, the Company was in compliance with these covenants.

The Company also had an $11.2 million revolving operating facility (the "operating facility") that was used to support the working capital and capital expenditures of the acquired Canadian businesses. The operating facility was due in November 2003 and had four additional one-year extensions. The Company has chosen not to extend the operating facility. During Fiscal 2002, the Company borrowed and subsequently repaid $4.8 million under the operating facility. Interest paid under the operating facility was $0.1 million for the year ended February 1, 2003. There were no borrowings under the operating facility for the years ended January 31, 2004 or February 2, 2002.

7.  Accounting for Derivative Instruments and Hedging Activities

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss). Unrealized net gains (losses) on derivative instruments of approximately $(0.1) million, $0.3 million, and $(0.7) million for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively, net of related tax effects, were recorded in other comprehensive income (loss).

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

8.  Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive income (loss) included as part of the Consolidated Statements of Stockholders' Equity follow:
(In thousands)	Before Tax Amount	Tax Benefit (Expense)	Other Comprehensive Income (Loss)
Balance at February 3, 2001	$770	$(416)	$354

Foreign currency translation adjustment	(2,764)	1,174	(1,590)
Unrealized derivative (losses) on cash flow hedge	(1,063)	404	(659)

Balance at February 2, 2002	(3,057)	1,162	(1,895)

Unrealized gain on investments	94	(36)	58
Foreign currency translation adjustment	2,432	(925)	1,507
Unrealized derivative gains on cash flow hedge	480	(181)	299

Balance at February 1, 2003	(51)	20	(31)

Unrealized (loss) on investments	(135)	51	(84)
Foreign currency translation adjustment	6,569	(2,588)	3,981
Unrealized derivative (losses) on cash flow hedge	(247)	99	(148)

Balance at January 31, 2004	$6,136	$(2,418)	$3,718

9.  Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their estimated useful lives.

In accordance with SFAS No. 142, the Company did not restate the fiscal year ended February 2, 2002 to add back the amortization expense of goodwill. If the Company had been accounting for its goodwill under SFAS No. 142 for all prior periods presented, the Company's net income and income per common share would have been as follows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002:

	For the Years Ended
(In thousands, except per share amounts)	January 31, 2004	February 1, 2003	February 2, 2002
Net income
Reported net income	$60,000	$88,735	$105,495
Add back amortization expense, net of tax	-	-	1,135

Adjusted net income	$60,000	$88,735	$106,630

Basic income per common share
Reported basic income per common share	$0.84	$1.24	$1.47
Add back amortization expense, net of tax	-	-	0.02

Adjusted basic income per common share	$0.84	$1.24	$1.49

Diluted income per common share
Reported diluted income per common share	$0.83	$1.22	$1.43
Add back amortization expense, net of tax	-	-	0.02

Adjusted diluted income per common share	$0.83	$1.22	$1.45

In accordance with the requirements of SFAS No. 142, the Company assigned and tested its goodwill for impairment at the reporting unit level as of February 3, 2002, the beginning of Fiscal 2002. The Company identified its reporting units, American Eagle and Bluenotes, as operating segments in accordance with SFAS No. 142. The Company considers each American Eagle and Bluenotes retail store location a separate component of the respective brand or operating segment. The Company determined that each store had similar characteristics with others in the same brand. As such, the Company aggregated the stores with the respective brand's operating segment and identified the reporting units at the operating segment level. The Company assigned approximately $10.3 million and $13.7 million in goodwill to the American Eagle and Bluenotes reporting units, respectively, as of February 3, 2002.

The fair value of the Company's goodwill was estimated using discounted cash flow methodologies. As a result of the impairment test performed at February 3, 2002 as well as during the fourth quarter of Fiscal 2002, the Company determined that no goodwill impairment existed. During the fourth quarter of Fiscal 2002, the Company included consideration of recent management changes as well as new merchandising and operating strategies in its model assumptions related to the Bluenotes' goodwill. Based upon these changes, the Company expected to see an improvement in the Bluenotes operations beginning with the back-to-school selling season in the third fiscal quarter of 2003.

During the six months ended August 1, 2003, the Company continued to monitor the Bluenotes' goodwill for impairment and determined that no impairment existed during that time based upon the updated discounted cash flow models. The Company updated its assumptions regarding comparable sales growth, gross margin percentages, and other operating metrics during this time and continued to anticipate that a recovery in the Bluenotes business would occur during the back-to-school selling season.

During the three months ended November 1, 2003, Bluenotes' results of operations were below Management's expectations.  Based on the implementation of the new merchandising and operating strategies as well as the management changes within the division, Management was expecting improved financial results beginning in the third quarter of Fiscal 2003.  However, the segment did not perform to Management's expectations and the assumptions for the discounted cash flow model were amended to reflect a weaker current and expected financial performance.

Based on the unanticipated and continued weak performance of the Bluenotes division during the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142.  The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained an independent third party to perform a step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and determined its best estimate at that time in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.

During the fourth quarter of Fiscal 2003, the independent third party valuation of the Bluenotes reporting unit was completed. Based upon the step one analysis, it was concluded that the fair market value of the Bluenotes reporting unit was below the book value of the business. The Company completed the step two analysis and allocated the fair value, as determined by the valuation firm, to the existing assets and liabilities and determined that the remaining carrying value of the goodwill was impaired. As a result, the Company recorded an additional $6.1 million loss during the fourth quarter of Fiscal 2003. As of January 31, 2004, the book value related to the Bluenotes goodwill was zero.

The changes in the book value of goodwill by reportable segment during Fiscal 2003 were as follows:
(In thousands)	February 1, 2003	Impairment Loss	January 31, 2004
American Eagle Stores	$10,136	$ -	$10,136
Bluenotes	13,478	(13,478)	-

Total	$23,614	$(13,478)	$10,136

The $13.5 million change in the book value of goodwill during Fiscal 2003, as noted in the table above, differs from the $14.1 million impairment loss attributed to the Bluenotes goodwill, which was recognized in the Company's Consolidated Statements of Operations, due to foreign currency translation. In accordance with SFAS No. 52, Foreign Currency Translation, goodwill denominated in foreign currencies was translated into U.S. dollars at the exchange rate prevailing at the related acquisition date. Expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period.

10.  Leases

The Company leases all store premises, some of our office and distribution facility space, and certain information technology and office equipment. The store leases generally have initial terms of ten years. Most of these store leases provide for base rentals and the payment of a percentage of sales as additional rent when sales exceed specified levels. Minimum rentals relating to these leases are recorded on a straight-line basis. These leases are classified as operating leases.

A summary of fixed minimum and contingent rent expense for all operating leases follows:
	For the Years Ended
(In thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Store rent:
Fixed minimum	$118,934	$99,784	$82,419
Contingent	4,827	5,451	10,825

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	123,761	105,235	93,244

Offices, distribution facilities, equipment and other	17,755	18,274	19,739

Total rent expense	$141,516	$123,509	$112,983

In addition, the Company is typically responsible under its store, office and distribution center leases for common area maintenance charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 31, 2004:

Fiscal years: (In thousands)	Future Minimum Lease Obligations
2004	$139,455
2005	136,562
2006	134,194
2007	130,423
2008	125,657
Thereafter	421,053

Total	$1,087,344

11.  Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 805 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 110 Bluenotes/Thriftys stores in Canada. Both segments derive their revenues from the sale of apparel. However, the segments are identified by a distinct brand name and target customer.

A summary of significant accounts and balances by segment follows:

(In thousands)	American Eagle	Bluenotes	Total
As of and for the year ended January 31, 2004
Net sales	$1,435,436	$84,532	$1,519,968
Depreciation and amortization	51,355	4,926	56,281
Goodwill impairment loss	-	14,118	14,118
Operating income (loss)	133,888	(29,324)	104,564
Total assets	815,969	49,102	865,071
Capital expenditures	62,811	1,362	64,173
As of and for the year ended February 1, 2003
Net sales	$1,382,923	$80,218	$1,463,141
Depreciation and amortization	46,040	4,621	50,661
Operating income (loss)	159,885	(18,800)	141,085
Total assets	684,873	56,466	741,339
Capital expenditures	59,333	2,074	61,407
As of and for the year ended February 2, 2002			-
Net sales	$1,271,248	$100,651	$1,371,899
Depreciation and amortization	37,228	4,647	41,875
Operating income	161,193	5,280	166,473
Total assets	618,603	55,292	673,895
Capital expenditures	113,018	6,329	119,347

The following is geographical information as of and for the years ended January 31, 2004, February 1, 2003 and February 2, 2002:

(In thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Net sales:
United States	$1,339,305	$1,304,890	$1,223,264
Canada	180,663	158,251	148,635

Consolidated net sales	$1,519,968	$1,463,141	$1,371,899

Long-lived assets, net:
United States	$236,432	$223,796	$211,935
Canada	52,393	67,297	69,762

Consolidated long-lived assets, net	$288,825	$291,093	$281,697

12.  Income Taxes

The components of income from continuing operations before taxes on income were:

(In thousands)	January 31, 2004	February 1, 2003	February 2, 2002
U.S.	$121,703	$161,722	$171,787
Foreign	(15,118)	(18,109)	(2,542)

Total	$106,585	$143,613	$169,245

The significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)	January 31, 2004	February 1, 2003
Deferred tax assets:
Current:
Inventories	$ 4,037	$ 2,286
Rent	10,000	8,302
Deferred compensation	1,432	608
Capital loss	1,455	1,455
Other	1,347	2,043
Valuation allowance	(1,455)	-

Total current deferred tax assets	16,816	14,694

Long-term:
Purchase accounting basis differences	7,384	8,483
Operating losses	12,073	6,492
Other	1,427	1,453

Total long-term deferred tax assets	20,884	16,428

Total deferred tax assets	$ 37,700	$ 31,122

Deferred tax liabilities:
Property and equipment	$ 14,643	$ 5,029
Other Comprehensive Income	2,755	-

Total deferred tax liabilities	$ 17,398	$ 5,029

Significant components of the provision for income taxes are as follows:

	For the Years Ended
(In thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Current:
Federal	$ 36,420	$ 48,521	$ 52,168
Foreign taxes	1,192	(3,114)	2,173
State	4,643	6,679	2,835

Total current	42,255	52,086	57,176

Deferred:
Federal	9,724	5,786	8,682
Foreign taxes	(5,700)	(3,790)	(3,303)
State	306	796	1,195

Total deferred	4,330	2,792	6,574

Provision for income taxes	$ 46,585	$ 54,878	$ 63,750

A tax benefit has been recognized as contributed capital, in the amount of $0.7 million for the year ended January 31, 2004, $1.2 million for the year ended February 1, 2003 and $11.3 million for the year ended February 2, 2002 resulting from additional tax deductions related to vested restricted stock grants and stock option exercises.

No provision was made for U.S. Income taxes on any undistributed earnings of the foreign subsidiaries, as it would be our intention to utilize those earnings in the foreign operations for an indefinite period of time.

Of the $12.0 million deferred tax operating loss carryforwards, $11.7 million is associated with foreign tax loss carryforwards, of which $0.7 million expires over the next four tax years, $9.0 million expires over the next six tax years and $2.0 million expires over the next seven tax years. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 38% effective tax rate, we will need to recognize pretax net income of approximately $31.3 million in future periods to recover this deferred tax amount. For the year ended January 31, 2004 the Company recorded a valuation allowance against the capital loss deferred tax asset of $1.5 million. The capital loss carryforward will expire in July 2006.

A reconciliation between statutory federal income tax and the effective tax rate follows:

	For the Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	4	3	3
Change in valuation reserve for capital losses	1	-	-
Change in tax reserves	(1)	-	-
Non-deductible goodwill	5	-	-

	44%	38%	38%

13.  Retirement Plan and Employee Stock Purchase Plan

The Company maintains a 401(k) retirement plan and profit sharing plan. Full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained twenty one years of age, have completed sixty days of service, and work at least twenty hours per week. Individuals can decline enrollment or can contribute up to 30% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match up to 4.5% of participants' eligible compensation. Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $2.1 million, $3.1 million, and $0.9 million in expense during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, in connection with the 401(k) retirement plan and profit sharing plan.

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

14.  Stock Incentive Plan, Stock Option Plan, and Restricted Stock Grants

Stock Incentive Plan

The 1999 Stock Incentive Plan (the "Plan") was approved by the shareholders on June 8, 1999. The Plan authorized 6,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units, or performance shares. The Plan was subsequently amended, in June 2001, to increase the shares available for grant to 11,000,000. Additionally, the Plan provides that the maximum number of shares awarded to any individual may not exceed 3,000,000 shares. The Plan allows the Compensation and Stock Option Committee to determine which employees and consultants will receive awards and the terms and conditions of these awards. The Plan provides for a grant of 1,875 stock options quarterly to each director who is not an officer or employee of the Company starting in August 2003. At January 31, 2004, 9,922,770 non-qualified stock options and 453,288 shares of restricted stock were granted under the Plan to employees and certain non-employees.

Approximately 37% of the options granted vest eight years after the date of grant but can be accelerated to vest over three years if the Company meets annual performance goals. Approximately 31% of the options granted under the Plan vest over three years, 22% vest over five years with the remaining grants vesting over one year. All options expire after ten years. Restricted stock is earned if the Company meets established performance goals. For Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company recorded approximately $1.3 million, $1.4 million and $3.1 million, respectively, in compensation expense related to stock options and restricted stock in connection with the Plan.

Stock Option Plan

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "Plan"). The Plan provided for the grant of 4,050,000 incentive or non-qualified options to purchase common stock. The Plan was subsequently amended to increase the shares available for grant to 8,100,000 shares. Additionally, the amendment provided that the maximum number of options which may be granted to any individual may not exceed 2,700,000 shares. The options granted under the Plan are approved by the Compensation and Stock Option Committee of the Board of Directors, primarily vest over five years, and expire ten years from the date of grant. The Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

A summary of the Company's stock option activity under all plans follows:

	For the Years Ended
	January 31, 2004 (1)		February 1, 2003 (1)		February 2, 2002 (1)
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding - beginning of year	8,105,856	$19.83	6,949,339	$18.85	7,775,338	$15.52
Granted (Exercise price equal to fair value)	2,628,780	$14.36	1,527,804	$23.48	907,950	$34.80
Exercised (2)	(198,828)	$5.72	(196,928)	$9.35	(1,536,069)	$10.30
Cancelled	(510,713)	$22.10	(174,359)	$26.31	(197,880)	$24.57

Outstanding - end of year	10,025,095	$18.55	8,105,856	$19.83	6,949,339	$18.85

Exercisable - end of year	4,611,211	$17.45	3,769,825	$15.90	2,568,408	$13.54
Weighted-average fair value of options granted during the year (Black-Scholes method)		$7.48		$13.12		$20.59

(1) As of January 31, 2004, February 1, 2003 and February 2, 2002, the Company had 1,469,981 shares, 3,621,266 shares and 4,981,106 shares, available for grant, respectively.
(2) Options exercised during Fiscal 2003 ranged in price from $0.93 to $15.77 with an average of $5.72.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2004:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31,2004	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable at January 31, 2004	Weighted-Average Exercise Price
$0.93 to $13.50	1,599,362	4.09	$4.90	1,545,402	$4.73
$14.05 to $15.77	2,984,404	7.97	$14.43	289,088	$15.60
$15.83 to $24.21	2,547,819	6.09	$21.43	1,572,221	$21.73
$24.35 to $40.41	2,893,510	7.71	$27.82	1,204,500	$28.61

$0.93 to $40.41	10,025,095	7.26	$18.55	4,611,211	$17.45

Restricted Stock Grants

The Company maintains a restricted stock plan for compensating certain employees. Through January 31, 2004 a total of 2,503,233 shares of restricted stock had been granted through Fiscal 2003 and all shares have vested.

For Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company recorded $0.1 million, $0.5 million and $2.5 million, in compensation expense, respectively, on restricted stock.

15.  Quarterly Financial Information - Unaudited
(In thousands, except per share amounts)	Quarters Ended
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
Net sales	$291,858	$337,055	$ 373,800	$ 517,255
Gross profit	105,988	111,189	142,269	194,806
Net income	6,403	8,104	10,139*	35,354*
Basic income per common share	0.09	0.11	0.14*	0.50*
Diluted income per common share	0.09	0.11	0.14*	0.49*

	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003
Net sales	$277,893	$ 319,223	$ 374,471	$ 491,554
Gross profit	110,019	109,754	146,307	176,418
Net income	12,718	10,080	27,061	38,876
Basic income per common share	0.18	0.14	0.38	0.55
Diluted income per common share	0.17	0.14	0.37	0.54

* Amounts include the non-cash goodwill impairment charges of $8.0 million and $6.1 million recognized during the third and fourth quarters of Fiscal 2003, respectively, attributed to Bluenotes goodwill.

Management Responsibility for Financial Reporting

The integrity and objectivity of the financial statements and related financial information in this report are the responsibility of the management of the Company.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include, when necessary, the best estimates and judgments of management.

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

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 31, 2004 and February 1, 2003 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002.

Ernst & Young LLP

Pittsburgh, Pennsylvania
February 25, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2004.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of Fiscal 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions "Information Regarding Nominees For Class III Directors With Terms Expiring in 2007," "Information Regarding Class I Directors With Terms Expiring in 2005," "Information Regarding Class II Directors With Terms Expiring in 2006," "Executive Officers," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders under the captions "Executive Officer Compensation," "Option/SAR Grants in Last Fiscal Year," and "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement relating to our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following consolidated financial statements are included in Item 8:

  Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

  Consolidated Statements of Operations for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

  Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

  Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

  Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

  Notes to Consolidated Financial Statements

  (a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

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
10.4           Form of Indemnification Agreement (6)
10.5           Employee Stock Purchase Plan (7)
10.6           Form of the Registrant's 1999 Stock Incentive Plan, as amended (8)
10.7           Employment Agreement between the Registrant and Roger S. Markfield dated September 9, 1999 (9)
10.8           Employment Agreement between the Registrant and Susan P. Miller dated September 4, 2002 (10)
10.9           Employment Agreement between the Registrant and Michael Leedy dated July 30, 2003 (11)
10.10         Employment Agreement between the Registrant and James O'Donnell dated December 30, 2003
10.11         Corporate Services Agreement between the Registrant and Schottenstein Stores Corporation dated March 10, 2004
21              Subsidiaries
23              Consent of Ernst & Young LLP
24              Power of Attorney
31.1           Certification by James V. O'Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2           Certification by Laura A. Weil pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 32.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(10) Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended November 2, 2002, filed December 17, 2002 and incorporated herein by reference.
(11) Previously filed as Exhibit 10.13 to the Form 10-Q for the period ended August 2, 2003, filed September 12, 2003 and incorporated herein by reference.

(b) We filed the following reports on Form 8-K during the quarter ended January 31, 2004:

1. On November 4, 2003, we issued a press release announcing our October 2003 sales and the appointments of Jim O'Donnell as Chief Executive Officer, Roger Markfield as Vice-Chairman/President of the American Eagle Division and Susan Miller as Chief Merchandising Officer of the AE Brand. The press release was filed on Form 8-K with the SEC on November 6, 2003.

2. On November 13, 2003, we issued a press release announcing our financial results for the third quarter ended November 1, 2003. The press release was filed on Form 8-K with the SEC on November 13, 2003.

3. On November 13, 2003, we issued a press release announcing the appointments of Michael Leedy as Executive Vice President of Strategic Planning and Michael Tam as Executive Vice President of Marketing. The press release was filed on Form 8-K with the SEC on November 14, 2003.

4. On December 3, 2003, we issued a press release announcing our November 2003 sales. The press release was filed on Form 8-K with the SEC on December 5, 2003.

5. On January 7, 2004, we issued a press release announcing our December 2003 sales. The press release was filed on Form 8-K with the SEC on January 9, 2004.

(c) Exhibits

The exhibits to this report begin on page 52.

(d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN EAGLE OUTFITTERS, INC. By: /s/ James V. O'Donnell James V. O'Donnell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on March 31, 2004.

Signature	Title
/s/ James V. O'Donnell James V. O'Donnell	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Roger S. Markfield Roger S. Markfield	Vice-Chairman, President and Director
/s/ Laura A. Weil Laura A. Weil	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Dale E. Clifton Dale E. Clifton	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)
* Jay L. Schottenstein	Chairman of the Board and Director
* George Kolber	Vice Chairman of the Board and Director
* Ari Deshe	Director
* Jon P. Diamond	Director
* Martin P. Doolan	Director
* Gilbert W. Harrison	Director
* Michael G. Jesselson	Director
* John L. Marakas	Director
* Robert R. McMaster	Director
* Gerald E. Wedren	Director
* Larry M. Wolf	Director

*By: /s/ Laura A. Weil

Laura A. Weil, Attorney-in-Fact