Form 10-Q
period 2004-05-01
AMERICAN EAGLE OUTFITTERS INC
filed 2004-06-07
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,720,424 Common Shares were outstanding at June 1, 2004.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Balance Sheets
May 1, 2004, January 31, 2004 and May 3, 2003	3
Consolidated Statements of Operations
Three months ended May 1, 2004 and May 3, 2003	4
Consolidated Statements of Cash Flows
Three months ended May 1, 2004 and May 3, 2003	5
Notes to Consolidated Financial Statements	6
Independent Accountants' Review Report	14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	23

PART I

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands) Assets	May 1, 2004 (Unaudited)	January 31, 2004	May 3, 2003 (Unaudited)
Current assets:
Cash and cash equivalents	$212,449	$251,324	$106,955
Short-term investments	113,819	86,488	107,066
Merchandise inventory	146,786	120,586	146,205
Accounts and note receivable, including related party	26,249	22,820	21,474
Prepaid expenses and other	30,671	27,589	43,541
Deferred income taxes	19,920	16,816	9,386
Total current assets	549,894	525,623	434,627
Property and equipment, at cost, net of accumulated depreciation and amortization	277,193	278,689	270,903
Goodwill, net of accumulated amortization	10,136	10,136	23,614
Long-term investments	24,258	24,357	-
Other assets, net of accumulated amortization	27,568	26,266	30,882
Total assets	$889,049	$865,071	$760,026

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,777	$71,330	$60,769
Current portion of note payable	4,832	4,832	4,528
Accrued compensation and payroll taxes	22,546	14,409	14,962
Accrued rent	30,778	30,985	27,291
Accrued income and other taxes	18,152	28,669	18,449
Unredeemed stored value cards and gift certificates	18,181	25,785	16,195
Other liabilities and accrued expenses	13,091	13,025	9,931
Total current liabilities	176,357	189,035	152,125
Non-current liabilities:
Note payable	12,660	13,874	16,019
Other non-current liabilities	18,746	18,492	5,836
Total non-current liabilities	31,406	32,366	21,855
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock	-	-	-
Common stock	740	735	734
Contributed capital	180,017	156,774	155,345
Accumulated other comprehensive income	3,991	3,718	2,007
Retained earnings	553,629	528,522	474,925
Deferred compensation	(12,073)	(1,061)	(2,035)
Treasury stock	(45,018)	(45,018)	(44,930)
Total stockholders' equity	681,286	643,670	586,046
Total liabilities and stockholders' equity	$889,049	$865,071	$760,026
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
(In thousands, except per share amounts)	May 1, 2004	May 3, 2003
Net sales	$350,025	$291,858
Cost of sales, including certain buying, occupancy and warehousing expenses	200,156	185,870
Gross profit	149,869	105,988
Selling, general and administrative expenses	95,180	82,856
Depreciation and amortization expense	14,622	13,416
Operating income	40,067	9,716
Other income, net	977	641
Income before income taxes	41,044	10,357
Provision for income taxes	15,937	3,954
Net income	$25,107	$6,403

Basic income per common share	$0.35	$0.09
Diluted income per common share	$0.34	$0.09
Weighted average common shares outstanding - basic	71,506	71,056
Weighted average common shares outstanding - diluted	73,247	71,991

Retained earnings, beginning	$528,522	$468,522
Net income	25,107	6,403
Retained earnings, ending	$553,629	$474,925
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
(In thousands)	May 1, 2004	May 3, 2003
Operating activities:
Net income	$25,107	$6,403
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	14,622	13,416
Stock compensation	4,239	220
Deferred income taxes	(3,882)	(1,335)
Other adjustments	320	620
Changes in assets and liabilities:
Merchandise inventory	(26,714)	(20,325)
Accounts and note receivable, including related party	(2,253)	(9,356)
Prepaid expenses and other	(3,252)	(11,027)
Accounts payable	(2,211)	9,322
Unredeemed stored value cards and gift certificates	(7,565)	(6,719)
Accrued liabilities	(1,014)	5,946
Total adjustments	(27,710)	(19,238)
Net cash used for operating activities	(2,603)	(12,835)
Investing activities:
Capital expenditures	(14,992)	(13,618)
Purchase of investments	(38,563)	(69,735)
Sale of investments	11,331	9,716
Other investing activities	30	(166)
Net cash used for investing activities	(42,194)	(73,803)
Financing activities:
Payments on note payable	(1,404)	(1,574)
Repurchase of common stock	-	(601)
Net proceeds from stock options exercised	7,931	236
Net cash provided by (used for) financing activities	6,527	(1,939)
Effect of exchange rates on cash	(605)	1,006
Net decrease in cash and cash equivalents	(38,875)	(87,571)
Cash and cash equivalents - beginning of period	251,324	194,526
Cash and cash equivalents - end of period	$212,449	$106,955

Supplemental disclosures of non-cash transactions:  During the three months ended May 1, 2004, the Company recorded an increase to deferred compensation and contributed capital of $15.3 million related to the issuance of restricted stock.  There was no related amount recorded during the three months ended May 3, 2003.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 1, 2004

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at May 1, 2004 and May 3, 2003 and for the three month periods ended May 1, 2004 (the "current period") and May 3, 2003 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2003 Annual Report.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 2004 was derived from the audited financial statements.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2004," and "Fiscal 2003" refer to the fifty-two week periods ending January 29, 2005 and January 31, 2004, respectively.

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

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the May 1, 2004 presentation.

Recent Financial Accounting Standards Board Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments, in January 2003 and subsequently issued a revision of the Interpretation in December 2003 ("FIN 46R").  FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The provisions of FIN 46R were effective for the first reporting period that ended after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46R for all other entities was effective for the first reporting period ending after March 15, 2004.  The Company has no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46R did not have an impact on the Company.  Additionally, the Company adopted the remaining provisions of FIN 46R during the three months ended May 1, 2004, which did not have an impact on the Company's consolidated financial position, results of operations or liquidity because the Company has no interest in any variable interest entities.

FASB Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95

On March 31, 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.  The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees.  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  The comment period for the exposure draft ends on June 30, 2004 and final rules are expected to be issued in late 2004.  The standard would be applicable for fiscal years beginning after December 15, 2004.  The Company will evaluate the impact of any change in the accounting standards on the Company's financial position and results of operations when the final rules are issued.

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

Revenue is not recorded on the sell-off of end-of-season, overstock and irregular merchandise to off-price retailers. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales. See Note 5 of the Consolidated Financial Statements for further discussion.

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

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash in excess of operating requirements is invested in variable rate or auction rate fixed income notes or money market mutual funds. As of May 1, 2004, the Company's cash equivalents included investments with an average original maturity of approximately one month.

Short-term Investments

Short-term investments include investments with an original maturity of greater than three months.  As of May 1, 2004, the Company's short-term investments consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale with an average original maturity of approximately six months.

Long-term Investments

Long-term investments include investments with an original maturity of greater than twelve months, but not exceeding twenty-four months.  As of May 1, 2004, the Company's long-term investments consisted primarily of agency bonds and debt securities issued by states and municipalities classified as available-for-sale with an average original maturity of approximately eighteen months.

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

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 75 million issued and 72 million outstanding at May 1, 2004 and 74 million issued and 71 million outstanding at January 31, 2004 and May 3, 2003, respectively.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at May 1, 2004, January 31, 2004 or May 3, 2003.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  No repurchases were made during the three months ended May 1, 2004 as part of this stock repurchase program.  During the three months ended May 3, 2003, the company purchased 40,000 shares of common stock for approximately $0.5 million on the open market.  Additionally, during the three months ended May 3, 2003, the Company purchased 3,300 shares  from certain employees at market prices totaling $0.1 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

(In thousands)	Three Months Ended
	May 1, 2004	May 3, 2003
Net income	$25,107	$6,403
Weighted average common shares outstanding:
Basic shares	71,506	71,056
Dilutive effect of stock options and non-vested restricted stock	1,741	935
Diluted shares	73,247	71,991

Options to purchase 2,182,000 and 6,253,000 shares of common stock during the three months ended May 1, 2004 and May 3, 2003, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended
(In thousands, except per share amounts)	May 1, 2004	May 3, 2003
Net income, as reported	$25,107	$6,403
Add: stock-based compensation expense included in reported net income, net of tax	75	185
Less: total stock-based compensation expense determined under fair value method, net of tax	(3,125)	(3,890)
Pro forma net income	$22,057	$2,698

Basic income per common share:
As reported	$0.35	$0.09
Pro forma	$0.31	$0.04

Diluted income per common share:
As reported	$0.34	$0.09
Pro forma	$0.30	$0.04

3. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(In thousands)	May 1, 2004	January 31, 2004	May 3, 2003
Sell-offs to non-related parties	$7,267	$3,358	$6,099
Fabric	4,234	4,257	1,706
Taxes	3,334	2,319	1,082
Construction allowances	2,296	3,879	2,432
Related party	1,805	4,219	7,809
Distribution services	1,177	1,040	849
Other	6,136	3,748	1,497
Total	$26,249	$22,820	$21,474

The fabric receivable represents amounts due from a third party vendor for fabric purchased by the Company and sold to the respective vendor.  Upon receipt of the finished goods from the vendor, the Company records the full cost of the merchandise in inventory, and reduces the amount of payment due to the third party by the respective fabric receivable.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	May 1, 2004	January 31, 2004	May 3, 2003
Land	$2,355	$2,355	$2,355
Buildings	20,764	20,957	20,544
Leasehold improvements	256,523	251,504	227,433
Fixtures and equipment	194,239	188,716	169,948
	473,881	463,532	420,280
Less: Accumulated depreciation and amortization	196,688	184,843	149,377
Net property and equipment	$277,193	$278,689	$270,903

5. Related Party Transactions

The Company and its wholly-owned subsidiaries have various transactions with related parties as set forth in the Company's Corporate Services Agreement, dated March 10, 2004.  The Company has begun to reduce and/or eliminate these related party transactions during Fiscal 2004.   The Company believes that the terms of these transactions are as favorable to the Company as those that could be obtained from unrelated third parties. The nature of the Company's relationship with these related parties and a description of the respective transactions is stated below.

As of May 1, 2004, the Schottenstein-Deshe-Diamond families (the "families") owned 25% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which owns Linmar Realty Company and also includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc. The Company had the following transactions with these related parties during the three months ended May 1, 2004 and May 3, 2003.

The Company has an operating lease for its corporate headquarters and distribution center with Linmar Realty Company. The lease, which expires on December 31, 2020, provides for annual rental payments of approximately $2.4 million through 2005, $2.6 million through 2015, and $2.7 million through the end of the lease. Rent expense was $0.6 million during the three months ended May 1, 2004 and May 3, 2003 under the lease.  In a subsequent event, the Company purchased Linmar Realty Company (see Note 11 of the Consolidated Financial Statements).

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including RVI.  These sell-offs, which are without recourse, are typically sold below cost and the proceeds are reflected in cost of sales.  During April 2004, the Company entered into an agreement with an independent third-party vendor for the sale of merchandise sell-offs, thus reducing sell-offs to related parties.  Below is a summary of merchandise sell-offs for the three months ended May 1, 2004 and May 3, 2003:

(In thousands)	Related Party	Non-Related Party	Total
For the three months ended May 1, 2004
Marked-down cost of merchandise disposed of via sell-offs	$147	$7,551	$7,698
Proceeds from sell-offs	148	7,641	7,789
Decrease to cost of sales	$(1)	$(90)	$(91)

For the three months ended May 3, 2003
Marked-down cost of merchandise disposed of via sell-offs	$6,754	$10,492	$17,246
Proceeds from sell-offs	7,721	6,717	14,438
(Decrease) increase to cost of sales	$(967)	$3,775	$2,808

The Company had approximately $0.1 million, $4.2 million and $7.8 million included in accounts receivable at May 1, 2004, January 31, 2004 and May 3, 2003, respectively, that pertained to related party merchandise sell-offs.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended May 1, 2004 and May 3, 2003, the Company paid approximately $40,000 and $380,000, respectively, for these services.

During the three months ended May 1, 2004, the Company finalized the discontinuation of its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft.  As a result, the Company had approximately $1.7 million included in related party accounts receivable related to this transaction as of May 1, 2004.  Additionally, the Company paid $0.1 million and $0.3 million for the three months ended May 1, 2004 and May 3, 2003, respectively, to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income. For the three months ended May 1, 2004 and May 3, 2003, unrealized net gains (losses) on derivative instruments of approximately $(77,000) and $35,000, respectively, net of related tax effects, were recorded in other comprehensive income.

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

7. Other Comprehensive Income

Other comprehensive income is comprised of the following:

(In thousands)	Three Months Ended
	May 1, 2004	May 3, 2003
Net Income	$25,107	$6,403
Unrealized gain (loss) on investments, net of tax	20	(59)
Foreign currency translation adjustment, net of tax	330	2,062
Unrealized derivative (losses) gains on cash flow hedge, net of tax	(77)	35
Other comprehensive income, net of tax	273	2,038
Total comprehensive income	$25,380	$8,441

8.  Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 809 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 109 Bluenotes/Thriftys stores in Canada. Both segments derive their revenues from the sale of apparel. However, the segments are identified by a distinct brand name and target customer.

(In thousands)	American Eagle	Bluenotes	Total
As of and for the three months ended May 1, 2004
Net sales	$332,230	$17,795	$350,025
Operating income (loss)	42,866	(2,799)	40,067
Total assets	854,704	34,345	889,049
As of and for the three months ended May 3, 2003
Net sales	$276,069	$15,789	$291,858
Operating income (loss)	15,402	(5,686)	9,716
Total assets	697,149	62,877	760,026

The decrease in Bluenotes total assets from May 3, 2003 to May 1, 2004 is due primarily to an impairment of the segment's total goodwill and a decrease in the segment's long-term deferred tax asset during the third and fourth quarters of Fiscal 2003.

9. Income Taxes

For the three months ended May 1, 2004 and May 3, 2003 the effective tax rate used for the provision of income tax approximated 39% and 38%, respectively.

10. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not expect the results of such litigation to be material to the financial statements.

11. Subsequent Event

On May 20, 2004, the Board of Directors approved the purchase of Linmar Realty Company, the related party that owns the Company's corporate headquarters and distribution center.  The terms of the agreement require a payment of $20.0 million to the former owners of Linmar Realty Company.  This transaction was approved by the Audit Committee of the Company's Board of Directors, based in part upon an independent third party appraisal.  The purchase price will be recorded as land and building on the consolidated balance sheet and depreciated over its anticipated useful life.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three month periods ended May 1, 2004 and May 3, 2003, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of May 1, 2004 and May 3, 2003 and the related consolidated statements of operations and cash flows for the three month periods ended May 1, 2004 and May 3, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 25, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
May 11, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Results of Operations

Overview

We achieved record first quarter sales and earnings during the three months ended May 1, 2004 (the "first quarter") driven primarily by an increase in comparable store sales and strong merchandise margins.  Our merchandising process has been strengthened and we are executing more efficiently.  During the quarter, our product assortments were better accepted by our target customers, we managed our inventories efficiently and curtailed promotions which led to broad-based sales strength and improved profitability.  Additionally, general economic conditions and consumer spending have improved compared to the same period last year.

Consolidated net sales for the first quarter increased 19.9% to $350.0 million from $291.9 million and our consolidated comparable store sales increased 9.3%.  Gross profit as a percent to net sales increased to 42.8% for the first quarter this year from 36.3% last year led by strong merchandise sell-throughs and a significant reduction in markdowns.  We continued to control our expenses, resulting in an 11.4% operating income for the first quarter, which was our highest first quarter rate to sales since Fiscal 1999.

The following table shows the percentage relationship to net sales of the listed line items included in the Company's Consolidated Statements of Operations.

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	57.2	63.7
Gross profit	42.8	36.3
Selling, general and administrative expenses	27.2	28.4
Depreciation and amortization expense	4.2	4.6
Operating income	11.4	3.3
Other income, net	0.3	0.2
Income before income taxes	11.7	3.5
Provision for income taxes	4.6	1.4
Net income	7.1%	2.1%

Consolidated store data for the three months ended May 1, 2004 and May 3, 2003

	Three Months Ended
	May 1, 2004	May 3, 2003
Number of stores:
Beginning of period	915	864
Opened	9	9
Closed	(6)	(1)
End of period	918	872

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 809 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 109 Bluenotes/Thriftys stores in Canada.

Store count and gross square feet by brand as of May 1, 2004 and May 3, 2003

	May 1, 2004		May 3, 2003
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters	809	4,285,182	761	3,883,468
Bluenotes/Thriftys	109	349,661	111	353,325
Total stores and gross square feet	918	4,634,843	872	4,236,793

Comparison of three months ended May 1, 2004 to the three months ended May 3, 2003

Net Sales

 Consolidated net sales increased 19.9% to $350.0 million from $291.9 million. The sales increase was due to a 9.3% consolidated comparable store sales increase and a 9.4% increase in gross square feet, consisting primarily of the net addition of 46 stores.

American Eagle net sales increased 20.3% to $332.2 million from $276.1 million. The sales increase was due to a 9.8% comparable store sales increase and a 10.3% increase in gross square footage.  The gross square footage increase consisted primarily of the net addition of 48 stores. The comparable store sales increase was driven by a higher average unit retail price, resulting primarily from fewer markdowns.  Additionally, units sold per average store, units sold per transaction and the number of transactions per average store all increased during the quarter.  Comparable store sales increased in the low double-digits in the women's business and the men's business increased in the mid single-digits over last year.

Bluenotes net sales increased 12.7% to $17.8 million from $15.8 million. The sales increase was due primarily to a stronger Canadian dollar during the period compared to the same period last year as well as a comparable store sales increase of 2.5%. The comparable store sales increase, which excludes the impact of foreign currency fluctuations, was due to an increase in units sold per average store and the number of transactions per average store offset by a decline in the average unit retail price and the number of units per sales transaction.

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

Gross Profit

Gross profit as a percent to net sales increased to 42.8% from 36.3%.  The percentage increase was primarily attributed to an improvement in merchandise margins.  By segment, both American Eagle and Bluenotes contributed to the increase in gross margin as a percent to sales.  Merchandise margins increased significantly for the period due primarily to lower markdowns and an improved markon at American Eagle as well as Bluenotes.  Buying, occupancy and warehousing expenses leveraged due primarily to the leveraging of rent expense at both segments.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to sales decreased to 27.2% from 28.4% due primarily to the leveraging of advertising, travel, communications, charge card fees and leasing costs as a result of our cost control initiatives.  These improvements were partially offset by the deleveraging of incentive compensation, which was not incurred in the prior year.  For the quarter, selling, general and administrative expense per gross square foot was flat compared to the same period last year.  By segment, both American Eagle and Bluenotes contributed to the leveraging of selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to sales decreased to 4.2% from 4.6% due primarily to the comparable store sales increase.

Other Income

Other income increased to $1.0 million from $0.6 million due primarily to higher investment income resulting from a higher cash balance during the period compared to last year.

Net Income

Net income increased to $25.1 million, or 7.1% as a percent to net sales, from $6.4 million or 2.1% as a percent to net sales.  The increase in net income was attributable to the factors noted above.

Liquidity and Capital Resources

The Company's uses of cash are generally for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements and the purchase of both short and long-term investments. Historically, these uses of cash have been met through cash flow from operations.

The following sets forth certain measures of the Company's liquidity:

	May 1, 2004	January 31, 2004	May 3, 2003
Working capital (in 000's)	$373,537	$336,588	$282,502
Current ratio	3.12	2.78	2.86

The Company's major source of cash from operations is merchandise sales. Our primary outflows of cash for operations are for the purchase of inventory, operational costs, and the payment of taxes.

Net cash used for operating activities of $2.6 million for the three months ended May 1, 2004 reflected changes in working capital offset by an increase in net income compared to the same period last year.  The changes in working capital were primarily due to an increase in cash used for inventory purchases as well as the timing of income tax payments.

Investing activities for the three months ended May 1, 2004 included $27.2 million for the net purchase of short-term investments and $15.0 million for capital expenditures.  Capital expenditures consisted primarily of $11.2 million related to our American Eagle stores in the United States.  The Company invests primarily in tax-exempt municipal bonds, taxable agency bonds and corporate notes with an original maturity between three and twenty-four months and an expected rate of return of approximately a 2% taxable equivalent yield. The Company places an emphasis on investing in tax-exempt and tax-advantaged asset classes. Additionally, all investments must have a highly liquid secondary market.

Cash provided by financing activities resulted from $7.9 million in proceeds from stock option exercises during the quarter partially offset by principle payments on the note payable.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.0% at May 1, 2004) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were required against the line for the current or prior periods. At May 1, 2004, letters of credit in the amount of $46.7 million were outstanding on this facility, leaving a remaining available balance on the line of $71.9 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution. At May 1, 2004, letters of credit in the amount of $41.4 million were outstanding on this facility, leaving a remaining available balance on the line of $8.6 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") in connection with its Canadian acquisition. The term facility has an outstanding balance, including foreign currency translation adjustments, of $17.5 million as of May 1, 2004. The facility requires annual payments of $4.8 million and matures in December 2007. The term facility bears interest at the one-month Bankers' Acceptance Rate (2.1% at May 1, 2004) plus 140 basis points.

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

We expect capital expenditures for Fiscal 2004 to be approximately $85 to $90 million, which will relate primarily to approximately 50 new American Eagle stores in the United States and Canada, the remodeling of approximately 50 American Eagle stores in the United States and the purchase of the Company's corporate headquarters and distribution center (see Note 11 of the Consolidated Financial Statements). Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, information technology upgrades and distribution center improvements. Additionally, during Fiscal 2004, we plan to pay $4.8 million in scheduled principal payments on the term facility. We plan to fund these capital expenditures and debt repayments primarily through existing cash and cash generated from operations. These forward-looking statements will be influenced by our financial position, consumer spending, availability of financing, and the number of acceptable leases that may become available.

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

Critical Accounting Policies

The Company's critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to the Company's consolidated financial statements for the year ended January 31, 2004 contained in the Company's Fiscal 2003 Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to the Company's consolidated financial statements for the period ended May 1, 2004.  The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Income Taxes

As of May 1, 2004, we had deferred tax assets of $11.4 million associated with foreign tax loss carryforwards. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 38% effective tax rate, we will need to recognize pretax net income of approximately $30.5 million in future periods to recover this deferred tax amount.

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

The success of the Company's operations also depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, rising gasoline prices and consumer confidence. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting the Company's continued growth and results of operations.

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

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand.  During both Fiscal 2002 and Fiscal 2003, the Bluenotes business incurred operating losses due to a combination of merchandising and operating challenges.  As a result, we recorded a $14.1 million goodwill impairment loss during Fiscal 2003 related to the Bluenotes segment.  The Company made management changes in the division and has implemented a number of merchandising and operational strategy changes.  During the three months ended May 1, 2004, the Bluenotes business did see an improvement in its results of operations.  However, there can be no assurance that the division will continue to improve its financial performance.  The Bluenotes business continues to face challenges, including the installation of a new design team and increased competitive pressures.  If the business trend does not continue to improve and the Company is not successful repositioning the Bluenotes brand, Management may need to evaluate potential strategic alternatives for this division.

The interruption of the flow of merchandise from key vendors, including the effect of the elimination of the quota

The Company purchases merchandise from domestic and foreign suppliers. Historically, a majority of the Company's merchandise has been purchased from foreign suppliers. Since we rely on a small number of overseas sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier or a significant labor dispute, such as a dock strike could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom's enforcement actions, or political or economic disruptions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in the Company's exposure to market risk from January 31, 2004.  Our market risk profile as of January 31, 2004 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Fiscal 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal controls over financial reporting that occurred during the three months ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b)	We filed the following reports on Form 8-K during the three months ended May 1, 2004:

1.  On February 4, 2004, we issued a press release announcing, among other things, our January 2004 sales, filed on Form 8-K with the SEC on February 5, 2004.

2.  On February 26, 2004, we issued a press release announcing, among other things, our financial results for the fourth quarter ended January 31, 2004, filed on Form 8-K with the SEC on February 26, 2004.

3.  On March 3, 2004, we issued a press release announcing our February 2004 sales, filed on Form 8-K with the SEC on March 5, 2004.

4.  On March 31, 2004, we issued a press release announcing our March 2004 month-to-date sales and provided First Quarter 2004 EPS guidance, filed on Form 8-K with the SEC on April 2, 2004.

5.  On April 7, 2004, we issued a press release announcing our March 2004 sales, filed on Form 8-K with the SEC on April 8, 2004.

6. On April 22, 2004, the Company issued a press release announcing the appointment of LeAnn Nealz to the position of Executive Vice President and Chief Design Officer, filed on Form 8-K with the SEC on April 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 4, 2004

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer