Form 10-Q
period 2004-07-31
AMERICAN EAGLE OUTFITTERS INC
filed 2004-09-03
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,385,355 Common Shares were outstanding at August 31, 2004.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets
July 31, 2004, January 31, 2004 and August 2, 2003	3
Consolidated Statements of Operations
Three and six months ended July 31, 2004 and August 2, 2003	4
Consolidated Statements of Cash Flows
Six months ended July 31, 2004 and August 2, 2003	5
Notes to Consolidated Financial Statements	6
Independent Accountants' Review Report	15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	26

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands) Assets	July 31, 2004 (Unaudited)	January 31, 2004	August 2, 2003 (Unaudited)
Current assets:
Cash and cash equivalents	$223,353	$251,324	$119,328
Short-term investments	109,258	86,488	89,638
Merchandise inventory	169,840	120,586	159,036
Accounts and note receivable, including related party	24,945	22,820	25,230
Prepaid expenses and other	30,085	27,589	35,117
Deferred income taxes	31,037	16,816	13,468
Total current assets	588,518	525,623	441,817
Property and equipment, at cost, net of accumulated depreciation and amortization	299,115	278,689	277,619
Goodwill, net of accumulated amortization	10,136	10,136	23,614
Long-term investments	26,151	24,357	-
Other assets, net of accumulated amortization	26,952	26,266	30,934
Total assets	$950,872	$865,071	$773,984

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,732	$71,330	$64,525
Current portion of note payable	4,832	4,832	4,593
Accrued compensation and payroll taxes	26,415	14,409	17,762
Accrued rent	29,984	30,985	27,874
Accrued income and other taxes	18,640	28,669	14,852
Unredeemed stored value cards and gift certificates	15,388	25,785	13,593
Other liabilities and accrued expenses	15,661	13,025	10,103
Total current liabilities	181,652	189,035	153,302
Non-current liabilities:
Note payable	11,469	13,874	15,100
Other non-current liabilities	21,475	18,492	9,752
Total non-current liabilities	32,944	32,366	24,852
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock	-	-	-
Common stock	750	735	734
Contributed capital	199,077	156,774	156,319
Accumulated other comprehensive income	6,087	3,718	2,417
Retained earnings	583,253	528,522	483,029
Deferred compensation	(7,873)	(1,061)	(1,698)
Treasury stock	(45,018)	(45,018)	(44,971)
Total stockholders' equity	736,276	643,670	595,830
Total liabilities and stockholders' equity	$950,872	$865,071	$773,984
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$413,777	$337,055	$763,802	$628,913
Cost of sales, including certain buying, occupancy and warehousing expenses	249,485	225,866	449,641	411,736
Gross profit	164,292	111,189	314,161	217,177
Selling, general and administrative expenses	100,742	84,826	195,922	167,682
Depreciation and amortization expense	15,684	13,763	30,306	27,179
Operating income	47,866	12,600	87,933	22,316
Other income, net	520	514	1,497	1,155
Income before income taxes	48,386	13,114	89,430	23,471
Provision for income taxes	18,762	5,010	34,699	8,964
Net income	$29,624	$8,104	$54,731	$14,507

Basic income per common share	$0.41	$0.11	$0.76	$0.20
Diluted income per common share	$0.40	$0.11	$0.74	$0.20
Weighted average common shares outstanding - basic	72,251	71,085	71,878	71,071
Weighted average common shares outstanding - diluted	74,164	72,380	73,692	72,175

Retained earnings, beginning	$553,629	$474,925	$528,522	$468,522
Net income	29,624	8,104	54,731	14,507
Retained earnings, ending	$583,253	$483,029	$583,253	$483,029

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003
Operating activities:
Net income	$54,731	$14,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,306	27,179
Stock compensation	9,717	555
Deferred income taxes	(12,617)	(1,183)
Tax benefit from exercise of stock options	8,693	472
Other adjustments	728	1,089
Changes in assets and liabilities:
Merchandise inventory	(49,198)	(33,015)
Accounts and note receivable, including related party	(843)	(13,155)
Prepaid expenses and other	(2,501)	(2,454)
Accounts payable	(616)	12,976
Unredeemed stored value cards and gift certificates	(10,391)	(9,345)
Accrued liabilities	6,446	6,997
Total adjustments	(20,276)	(9,884)
Net cash provided by operating activities	34,455	4,623
Investing activities:
Capital expenditures	(52,270)	(34,158)
Purchase of investments	(59,858)	(82,544)
Sale of investments	35,294	39,953
Other investing activities	27	(730)
Net cash used for investing activities	(76,807)	(77,479)
Financing activities:
Payments on note payable	(2,777)	(2,814)
Repurchase of common stock	-	(642)
Net proceeds from stock options exercised	17,095	527
Net cash provided by (used for) financing activities	14,318	(2,929)
Effect of exchange rates on cash	63	587
Net decrease in cash and cash equivalents	(27,971)	(75,198)
Cash and cash equivalents - beginning of period	251,324	194,526
Cash and cash equivalents - end of period	$223,353	$119,328

Supplemental disclosures of non-cash transactions:  During the six months ended July 31, 2004, the Company recorded an increase to deferred compensation and contributed capital of $16.5 million related to the issuance of restricted stock.  There was no related amount recorded during the six months ended August 2, 2003.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at July 31, 2004 and August 2, 2003 and for the three and six month periods ended July 31, 2004 (the "current period") and August 2, 2003 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2003 Annual Report.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 2004 was derived from the audited financial statements.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2004," and "Fiscal 2003" refer to the fifty-two week period ending January 29, 2005 and the fifty-two week period ended January 31, 2004, respectively.

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

Recent Financial Accounting Standards Board Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities

The FASB issued a final version of Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments, in December 2003 ("FIN 46R").  FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  All provisions of FIN 46R were effective for the first reporting period ending after March 15, 2004.  The Company fully adopted the provisions of FIN 46R during the three months ended May 1, 2004, which did not have an impact on the Company's consolidated financial position, results of operations or liquidity because the Company has no interest in any variable interest entities.

FASB Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95

On March 31, 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.  The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees.  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued in late 2004.  The standard would be applicable for fiscal years beginning after December 15, 2004.  The Company will evaluate the impact of any change in the accounting standards on the Company's financial position and results of operations when the final rules are issued.

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

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash in excess of operating requirements is invested in variable rate or auction rate fixed income notes or money market mutual funds. As of July 31, 2004, the Company's cash equivalents included investments with an average original maturity of approximately one month.

Short-term Investments

Short-term investments include investments with an original maturity of greater than three months, but not exceeding twelve months.  As of July 31, 2004, the Company's short-term investments consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale with an average original maturity of approximately six months.

Long-term Investments

Long-term investments include investments with an original maturity of greater than twelve months, but not exceeding twenty-four months.  As of July 31, 2004, the Company's long-term investments consisted primarily of agency bonds and debt securities issued by states and municipalities classified as available-for-sale with an average original maturity of approximately eighteen months.

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

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 76 million issued and 73 million outstanding at July 31, 2004 and 74 million issued and 71 million outstanding at January 31, 2004 and August 2, 2003, respectively.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at July 31, 2004, January 31, 2004 or August 2, 2003.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  No repurchases were made during the six months ended July 31, 2004 as part of this stock repurchase program.  During the six months ended August 2, 2003, the company purchased 40,000 shares of common stock for approximately $0.5 million on the open market.  Additionally, during the six months ended August 2, 2003, the Company purchased 5,400 shares  from certain employees at market prices totaling $0.1 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income	$29,624	$8,104	$54,731	$14,507
Weighted average common shares outstanding:
Basic shares	72,251	71,085	71,878	71,071
Dilutive effect of stock options and non-vested restricted stock	1,913	1,295	1,814	1,104
Diluted shares	74,164	72,380	73,692	72,175

Options to purchase 804,000 and 1,227,000 shares of common stock during the three and six months ended July 31, 2004, respectively, and 5,420,000 and 5,467,000 shares during the three and six months ended August 2, 2003, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$29,624	$8,104	$54,731	$14,507
Add: stock-based compensation expense included in reported net income, net of tax	74	412	149	597
Less: total stock-based compensation expense determined under fair value method, net of tax	(3,268)	(3,867)	(6,319)	(7,758)
Pro forma net income	$26,430	$4,649	$48,561	$7,346

Basic income per common share:
As reported	$0.41	$0.11	$0.76	$0.20
Pro forma	$0.37	$0.07	$0.68	$0.10

Diluted income per common share:
As reported	$0.40	$0.11	$0.74	$0.20
Pro forma	$0.36	$0.06	$0.66	$0.10

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the July 31, 2004 presentation.

3. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(In thousands)	July 31, 2004	January 31, 2004	August 2, 2003
Sell-offs to non-related parties	$5,954	$2,479	$4,637
Fabric	6,229	5,136	3,189
Taxes	4,180	2,319	804
Construction allowances	3,481	3,879	5,722
Related party	15	4,219	3,759
Distribution services	996	1,040	1,069
Other	4,090	3,748	6,050
Total	$24,945	$22,820	$25,230

The fabric receivable represents amounts due from a third party vendor for fabric purchased by the Company and sold to the respective vendor.  Upon receipt of the finished goods from the vendor, the Company records the full cost of the merchandise in inventory, and reduces the amount of payment due to the third party by the respective fabric receivable.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	July 31, 2004	January 31, 2004	August 2, 2003
Land	$4,655	$2,355	$2,355
Buildings	36,266	20,957	20,629
Leasehold improvements	262,740	251,504	240,265
Fixtures and equipment	206,515	188,716	176,434
	510,176	463,532	439,683
Less: Accumulated depreciation and amortization	211,061	184,843	162,064
Net property and equipment	$299,115	$278,689	$277,619

5. Related Party Transactions

The Company and its wholly-owned subsidiaries have historically had various transactions with related parties.  During Fiscal 2004, as part of our strategic plan to eliminate the Company's related party transactions, we significantly reduced these arrangements as discussed below.  The Company believes that the terms of these transactions are as favorable to the Company as those that could have been obtained from unrelated third parties. The nature of the Company's relationship with the related parties and a description of the respective transactions is stated below.

As of July 31, 2004, the Schottenstein-Deshe-Diamond families (the "families") owned 21% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company until June 4, 2004.  The Company had the following transactions with these related parties during the three and six months ended July 31, 2004 and August 2, 2003.

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including RVI.  These sell-offs, which are without recourse, are typically sold below cost and the proceeds are reflected in cost of sales.  During April 2004, the Company entered into an agreement with an independent third-party vendor for the sale of merchandise sell-offs, thus reducing sell-offs to related parties.  Below is a summary of merchandise sell-offs for the three and six months ended July 31, 2004 and August 2, 2003:

(In thousands)	Related Party	Non-Related Party	Total
Fiscal 2004
For the three months ended July 31, 2004:
Marked-down cost of merchandise disposed of via sell-offs	$ -	$1,137	$1,137
Proceeds from sell-offs	-	1,130	1,130
Increase to cost of sales	$ -	$7	$7
For the six months ended July 31, 2004:
Marked-down cost of merchandise disposed of via sell-offs	$147	$8,688	$8,835
Proceeds from sell-offs	148	8,771	8,919
Decrease to cost of sales	$(1)	$(83)	$(84)

Fiscal 2003
For the three months ended August 2, 2003:
Marked-down cost of merchandise disposed of via sell-offs	$650	$5,190	$5,840
Proceeds from sell-offs	659	4,940	5,599
(Decrease) increase to cost of sales	$(9)	$250	$241
For the six months ended August 2, 2003:
Marked-down cost of merchandise disposed of via sell-offs	$7,404	$15,682	$23,086
Proceeds from sell-offs	8,380	11,657	20,037
(Decrease) increase to cost of sales	$(976)	$4,025	$3,049

The Company had approximately $15,000, $4,219,000 and $3,759,000 included in accounts receivable at July 31, 2004, January 31, 2004 and August 2, 2003,  respectively, that pertained to related party merchandise sell-offs as well as a corporate aircraft arrangement, which is further discussed below.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended July 31, 2004 and August 2, 2003, the Company paid approximately $85,000 and $369,000 respectively, for these services.  For the six months ended July 31, 2004 and August 2, 2003, the Company paid approximately $125,000 and $749,000, respectively, for these services.

During the six months ended July 31, 2004, the Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft.  The Company paid $0.4 million for the three months ended August 2, 2003 and $0.1 million and $0.7 million for the six months ended July 31, 2004 and August 2, 2003, respectively, to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement.  No payments were made during the three months ended July 31, 2004 as part of this arrangement.

On June 4, 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, purchased for $20.0 million Linmar Realty Company ("Linmar Realty"), a general partnership that owned the Company's corporate headquarters and distribution center.  The purchase price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the consolidated balance sheet during the three months ended July 31, 2004 and is being depreciated over its anticipated useful life of twenty-five years.  Prior to the purchase, the Company had an operating lease with Linmar Realty for the corporate headquarters and distribution center.  Rent expense was $0.2 million and $0.6 million for the three months ended July 31, 2004 and August 2, 2003, respectively, and $0.8 million and $1.2 million for the six months ended July 31, 2004 and August 2, 2003, respectively, under the lease.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that is designated and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income.  Unrealized net gains (losses) on derivative instruments of approximately $131,000 and $(39,000) for the three months ended July 31, 2004 and August 2, 2003, respectively, and $54,000 and $(4,000) for the six months ended July 31, 2004 and August 2, 2003, respectively, net of related tax effects, were recorded in other comprehensive income.

The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the bank. In the event of non-performance by the bank, the Company's loss would be limited to any unfavorable interest rate differential.

7. Other Comprehensive Income

Other comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net Income	$29,624	$8,104	$54,731	$14,507
Unrealized gain (loss) on investments, net of tax	5	(7)	25	(66)
Foreign currency translation adjustment, net of tax	1,960	456	2,290	2,518
Unrealized derivative gains (losses) on cash flow hedge, net of tax	131	(39)	54	(4)
Other comprehensive income, net of tax	2,096	410	2,369	2,448
Total comprehensive income	$31,720	$8,514	$57,100	$16,955

8.  Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 825 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 107 Bluenotes/Thriftys stores in Canada. Both segments derive their revenues from the sale of apparel. However, the segments are identified by a distinct brand name and target customer.

Segment information as of and for the three and six months ended July 31, 2004 and August 2, 2003 follows:

(In thousands)
Fiscal 2004	American Eagle	Bluenotes	Total
For the three months ended July 31, 2004:
Net sales	$395,402	$18,375	$413,777
Operating income (loss)	51,620	(3,754)	47,866
As of and for the six months ended July 31, 2004:
Net sales	$727,632	$36,170	$763,802
Operating income (loss)	94,486	(6,553)	87,933
Total assets	914,512	36,360	950,872
Fiscal 2003
For the three months ended August 2, 2003:
Net sales	$317,766	$19,289	$337,055
Operating income (loss)	17,032	(4,432)	12,600
As of and for the six months ended August 2, 2003:
Net sales	$593,835	$35,078	$628,913
Operating income (loss)	32,434	(10,118)	22,316
Total assets	712,050	61,934	773,984

The decrease in Bluenotes total assets from August 2, 2003 to July 31, 2004 is due primarily to an impairment of the segment's total goodwill and a decrease in the segment's long-term deferred tax asset during the third and fourth quarters of Fiscal 2003.

9. Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company.  As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual.  This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates.  As of July 31, 2004, under the original terms of this executive's option agreements, 211,200 shares would have remained unvested which could result in compensation expense and a reduction to net income by $2.0 million based on the July 31, 2004 stock value if the executive ceases employment with the Company.

10. Income Taxes

For the three and six months ended July 31, 2004 and August 2, 2003, the effective tax rate used for the provision of income tax approximated 39% and 38%, respectively.

11. Legal Proceedings

The Company is a party to litigation incidental to its business. At this time, management does not expect the results of the litigation to be material to the Company's financial position or results of operations.

12. Subsequent Event

On September 1, 2004, the Company announced that the Board of Directors voted to initiate a cash dividend payment at an annual rate of $0.24 per share.  The first quarterly dividend of $0.06 per share was declared and is payable on October 8, 2004 to stockholders of record at the close of business on September 24, 2004.

Review by Independent Accountants

Ernst & Young LLP, our independent accountants, have performed a limited review of the Consolidated Financial Statements for the three and six month periods ended July 31, 2004 and August 2, 2003, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Independent Accountants' Review Report

The Board of Directors and Stockholders
American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the "Company") as of July 31, 2004 and August 2, 2003, the related consolidated statements of income for the three-month and six-month periods ended July 31, 2004 and August 2, 2003, and the consolidated statements of cash flows for the six-month periods ended July 31, 2004 and August 2, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 2004, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
August 10, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Results of Operations

Overview

 We achieved record second quarter sales and earnings during the three months ended July 31, 2004 (the "second quarter").  Our product assortments were well received by our target customers, we managed our inventories efficiently and curtailed promotions which led to broad-based sales strength and improved profitability during the quarter.

Consolidated net sales for the second quarter increased 22.8% to $413.8 million from $337.1 million and our consolidated comparable store sales increased 12.7%.  Our gross profit margin increased to 39.7% for the second quarter this year from 33.0% last year led by strong merchandise sell-throughs and a significant reduction in markdowns.  We also achieved lower product costs and leveraged rent expense within cost of sales.  Selling, general and administrative expenses leveraged by 90 basis points as a result of our strong comparable store sales as well as ongoing expense control initiatives.  We achieved an 11.6% operating margin for the second quarter, which was our highest second quarter rate to sales since Fiscal 1999.  Year-to-date, we have increased our net income to $54.7 million compared to $14.5 million for the corresponding period last year.

The following table shows the percentage relationship to net sales of the listed line items included in the Company's Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.3	67.0	58.9	65.5
Gross profit	39.7	33.0	41.1	34.5
Selling, general and administrative expenses	24.3	25.2	25.6	26.7
Depreciation and amortization expense	3.8	4.1	4.0	4.3
Operating income	11.6	3.7	11.5	3.5
Other income, net	0.1	0.2	0.2	0.2
Income before income taxes	11.7	3.9	11.7	3.7
Provision for income taxes	4.5	1.5	4.5	1.4
Net income	7.2%	2.4%	7.2%	2.3%

Consolidated store data for the six months ended July 31, 2004 and August 2, 2003

	Six Months Ended
	July 31, 2004	August 2, 2003
Number of stores:
Beginning of period	915	864
Opened	26	24
Closed	(9)	(1)
End of period	932	887

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 825 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 107 Bluenotes/Thriftys stores in Canada.

Store count and gross square feet by brand as of July 31, 2004 and August 2, 2003

	July 31, 2004		August 2, 2003
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	825	4,390,790	776	4,009,727
Bluenotes/Thriftys stores	107	348,306	111	354,206
Total stores and gross square feet at end of period	932	4,739,096	887	4,363,933

Comparison of three months ended July 31, 2004 to the three months ended August 2, 2003

Net Sales

 Consolidated net sales increased 22.8% to $413.8 million from $337.1 million.  The sales increase was due to a 12.7% consolidated comparable store sales increase and an 8.6% increase in gross square feet, consisting primarily of the net addition of 45 stores.

American Eagle net sales increased 24.4% to $395.4 million from $317.8 million. The sales increase was due to a 13.8% comparable store sales increase and a 9.5% increase in gross square footage.  The gross square footage increase consisted primarily of the net addition of 49 stores. The comparable store sales increase was driven by a higher average unit retail price, resulting primarily from fewer markdowns.  Additionally, units sold per average store and the number of transactions per average store increased during the quarter while units sold per transaction declined slightly.  Comparable store sales increased in the mid-teens in the women's business and the men's business increased in the low double-digits over last year.

Bluenotes net sales decreased 4.7% to $18.4 million from $19.3 million. The sales decline was due to a comparable store sales decline of 4.2% as well as a stronger Canadian dollar during the period compared to the same period last year.  The comparable store sales decrease, which excludes the impact of foreign currency fluctuations, was due to a decline in the number of transactions per average store as well as a lower average unit retail price.  Units sold per average store were flat for the period while units sold per transaction increased compared to the corresponding period last year.

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

Gross Profit

Gross profit as a percent to net sales increased to 39.7% from 33.0%.  The percentage increase was primarily attributed to an improvement in merchandise margins.  Merchandise margins increased significantly for the period due primarily to lower markdowns and an improved markon reflecting better sourcing and a continuation of our cost control initiatives at American Eagle as well as Bluenotes.  Buying, occupancy and warehousing expenses leveraged due primarily to the leveraging of rent expense at American Eagle.  By segment, both American Eagle and Bluenotes contributed to the increase in gross margin as a percent to sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 24.3% from 25.2% due to our strong comparable store sales as well as our cost control initiatives.  During the quarter we leveraged direct salaries, advertising, leasing costs, communications and services purchased.  These improvements were partially offset by the deleveraging of incentive compensation, which was not incurred in the prior year.  By segment, American Eagle leveraged selling, general and administrative expenses for the period while Bluenotes deleveraged slightly.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.8% from 4.1% due primarily to the comparable store sales increase.

Other Income

Other income remained relatively flat for the period.  Investment income increased resulting from a higher cash balance during the period compared to last year offset by the strengthening of the Canadian dollar compared to a year ago.

Net Income

Net income increased to $29.6 million, or 7.2% as a percent to net sales, from $8.1 million or 2.4% as a percent to net sales.  The increase in net income was attributable to the factors noted above.

Comparison of six months ended July 31, 2004 to the six months ended August 2, 2003

Net Sales

 Consolidated net sales increased 21.4% to $763.8 million from $628.9 million.  The sales increase was due to an 11.1% consolidated comparable store sales increase and an 8.5% increase in gross square feet, consisting primarily of the net addition of 45 stores.

American Eagle net sales increased 22.5% to $727.6 million from $593.8 million. The sales increase was due to an 11.9% comparable store sales increase and a 9.5% increase in gross square footage.  The gross square footage increase consisted primarily of the net addition of 49 stores. The comparable store sales increase was driven by a higher average unit retail price, resulting primarily from fewer markdowns.  Additionally, units sold per average store, units sold per transaction and the number of transactions per average store all increased during the period.  Comparable store sales increased in the mid-teens in the women's business and the men's business increased in the high single-digits over last year.

Bluenotes net sales increased 3.1% to $36.2 million from $35.1 million. The sales increase was due to a stronger Canadian dollar during the period compared to the same period last year partially offset by a comparable store sales decline of 1.0%.  The comparable store sales decrease, which excludes the impact of foreign currency fluctuations, was due to a decline in the average unit retail price as well as a slight decrease in the number of transactions per average store.  Units sold per transaction and units sold per average store both increased compared to the corresponding period last year.

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

Gross Profit

Gross profit as a percent to net sales increased to 41.1% from 34.5%.  The percentage increase was primarily attributed to an improvement in merchandise margins.  Merchandise margins increased significantly for the period due primarily to lower markdowns and an improved markon reflecting better sourcing and a continuation of our cost control initiatives at American Eagle as well as Bluenotes.  Buying, occupancy and warehousing expenses leveraged due primarily to the leveraging of rent expense at American Eagle.  By segment, both American Eagle and Bluenotes contributed to the increase in gross margin as a percent to sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 25.6% from 26.7% due to our strong comparable store sales as well as our cost control initiatives.  During the period we leveraged direct salaries, advertising, leasing costs, communications, travel and services purchased.  These improvements were partially offset by the deleveraging of incentive compensation, which was not incurred in the prior year.  By segment, both American Eagle and Bluenotes contributed to the leveraging of selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 4.0% from 4.3% due primarily to the comparable store sales increase.

Other Income, Net

Other income increased to $1.5 million from $1.2 million due primarily to higher investment income resulting from a higher cash balance during the period compared to last year.

Net Income

Net income increased to $54.7 million, or 7.2% as a percent to net sales, from $14.5 million or 2.3% as a percent to net sales.  The increase in net income was attributable to the factors noted above.

Liquidity and Capital Resources

The Company's uses of cash are generally for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements and the purchase of both short and long-term investments. Historically, these uses of cash have been met through cash flow from operations.

The following sets forth certain measures of the Company's liquidity:

	July 31, 2004	January 31, 2004	August 2, 2003
Working capital (in 000's)	$406,866	$336,588	$288,515
Current ratio	3.24	2.78	2.88

Net cash provided by operating activities of $34.5 million for the six months ended July 31, 2004 reflects net income earned from operations partially offset by changes in working capital.  The changes in working capital were primarily due to an increase in cash used for inventory purchases related to our upcoming back-to-school selling season.

Investing activities for the six months ended July 31, 2004 included $52.3 million for capital expenditures and $24.6 million for the net purchase of investments.  Capital expenditures consisted primarily of $20.4 million related to our American Eagle stores in the United States and $20.0 million related to the purchase of our corporate headquarters and distribution center during June 2004.

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

Cash provided by financing activities resulted from $17.1 million in proceeds from stock option exercises during the quarter partially offset by principle payments on the note payable.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.3% at July 31, 2004) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were required against the line for the current or prior periods. At July 31, 2004, letters of credit in the amount of $41.4 million were outstanding on this facility, leaving a remaining available balance on the line of $77.2 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution. At July 31, 2004, letters of credit in the amount of $34.1 million were outstanding on this facility, leaving a remaining available balance on the line of $15.9 million.

The Company has a $29.1 million non-revolving term facility (the "term facility") in connection with its Canadian acquisition. The term facility has an outstanding balance, including foreign currency translation adjustments, of $16.3 million as of July 31, 2004. The facility requires annual payments of $4.8 million and matures in December 2007. The term facility bears interest at the one-month Bankers' Acceptance Rate (2.1% at July 31, 2004) plus 140 basis points.

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

We expect capital expenditures for Fiscal 2004 to be approximately $85 to $90 million, which will relate primarily to approximately 50 new American Eagle stores in the United States and Canada, the remodeling of approximately 45 American Eagle stores in the United States and the purchase of the Company's corporate headquarters and distribution center.  Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, information technology upgrades and distribution center improvements. Additionally, during Fiscal 2004, we plan to pay $4.8 million in scheduled principal payments on the term facility. We plan to fund these capital expenditures and debt repayments primarily through existing cash and cash generated from operations. These forward-looking statements will be influenced by our financial position, consumer spending, availability of financing, and the number of acceptable leases that may become available.

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

Critical Accounting Policies

The Company's critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to the Company's consolidated financial statements for the year ended January 31, 2004 contained in the Company's Fiscal 2003 Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to the Company's consolidated financial statements for the period ended July 31, 2004.  The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Income Taxes

As of July 31, 2004, we had deferred tax assets of $11.5 million associated with foreign tax loss carryforwards. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 38% effective tax rate, we will need to recognize pretax net income of approximately $30.7 million in future periods to recover this deferred tax amount.

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

  the planned opening of approximately 50 American Eagle stores in the United States and Canada in Fiscal 2004,

  the selection of approximately 45 stores in the United States for remodeling,

  the sufficiency of existing cash and investment balances, cash flows and line of credit facilities to meet Fiscal 2004 cash requirements, and the possibility of growth through acquisitions and/or internally developing new brands.

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

Our ability to successfully reposition the Bluenotes brand

The Company's future earnings depend, in part, upon its ability to successfully reposition the Bluenotes brand.  During both Fiscal 2002 and Fiscal 2003, the Bluenotes business incurred operating losses due to a combination of merchandising and operating challenges.  As a result, we recorded a $14.1 million goodwill impairment loss during Fiscal 2003 related to the Bluenotes segment.  The Company made management changes in the division and has implemented a number of merchandising and operational strategy changes.  During the six months ended July 31, 2004, the Bluenotes business did see an improvement in its results of operations.  However, there can be no assurance that the division will continue to improve its financial performance.  The Bluenotes business continues to face challenges, including the installation of a new design team and increased competitive pressures.  If the business trend does not continue to improve and the Company is not successful repositioning the Bluenotes brand, Management may need to evaluate potential strategic alternatives for this division.

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

Additionally, a majority of the merchandise imported by the Company has been subject to import quotas. These quotas restrict the quantity of a given textile or apparel product that can be exported on an annual basis from a given country. As of January 1, 2005, the U.S. has agreed to phase out these quotas. This phase-out of textile and apparel quotas, and the resulting removal of country specific restrictions on the quantity of goods that can be imported into the U.S., could have a significant impact on worldwide sourcing patterns during the fourth quarter of Fiscal 2004 as well as in 2005. However, the extent of this impact, if any, and the possible effect on the Company's purchasing patterns and costs, cannot be determined at this time.

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

The effect of expensing employee stock option grants

In March 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 ("the exposure draft").  The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").  Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.

Currently, the Company accounts for its stock-based compensation plans under APB No. 25 and provides the related pro forma information regarding net income and earnings per share, as required by SFAS No. 123, as amended by SFAS No. 148, in the notes to the consolidated financial statements.  If the FASB changes the accounting standards related to employee stock option grants and requires the related cost to be recognized in the income statement, it could have an adverse affect on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal controls over financial reporting that occurred during the three months ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its 2004 Annual Meeting of Stockholders on June 22, 2004.  Holders of 58,868,498 shares of the Company's common stock were present in person or by proxy representing approximately 82.1% of the Company's 71,705,141 shares outstanding on the record date.

(b) and (c) The following persons continued to serve as Class I directors: Ari Deshe, Michael G. Jesselson, George Kolber, Roger S. Markfield and Jay L. Schottenstein; and the following persons continue to serve as Class II directors: John L. Marakas, Robert R. McMaster, Gerald E. Wedren and Larry M. Wolf.  The following persons were elected as Class III members of the Board of Directors to serve a three year term  until the annual meeting in 2007 or until their successors are duly elected and qualified.  Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Shares For	Shares Abstain
Jon P. Diamond	45,179,208	13,689,290
James V. O'Donnell	45,502,864	13,365,634
Janice E. Page	56,874,757	1,993,741

The stockholder proposal regarding the expensing of stock options did not pass.  It received 23,657,827 shares for, 28,646,855 shares against and 846,274 shares abstain.  The Company believes that it is prudent to wait until the promulgation of the final standard from the FASB to begin expensing stock options.  The stockholder proposal regarding the adoption of human rights standards did not pass.  It received 3,678,931 shares for, 45,879,623 shares against and 3,592,403 shares abstain.  The Company has an existing comprehensive vendor compliance program that contractually requires all suppliers to meet our global workplace standards, including human rights standards.

(d) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 10.12 Employment Agreement between the Registrant and Ms. LeAnn Nealz dated March 31, 2004

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

(b)	We filed the following reports on Form 8-K during the three months ended July 31, 2004:

1.  On May 5, 2004, we issued a press release announcing, among other things, our April 2004 sales, filed on Form 8-K with the SEC on May 6, 2004.

2.   On May 13, 2004, we  issued a press release announcing, among other things, our financial results for the first quarter ended May 1, 2004, filed on Form 8-K with the SEC on May 13, 2004.

3. On May 25, 2004, we issued a press release announcing the appointments of Dennis Parodi to the position of Senior Vice President of Real Estate in addition to his current role as COO/Vice President of the New York office and Michael Leedy to the position of Chief Marketing Officer, filed on Form 8-K with the SEC on May 27, 2004.

4.  On June 2, 2004, we issued a press release announcing, among other things, our May 2004 sales, filed on Form 8-K with the SEC on June 4, 2004.

5. On June 14, 2004, we filed a Form 8-K with the SEC related to the Company's purchase of Linmar Realty Company, under Item 5.

6.  On July 7, 2004, we issued a press release announcing, among other things, our June 2004 sales, filed on Form 8-K with the SEC on July 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 3, 2004

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

 /s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer