Form 10-Q
period 2004-10-30
AMERICAN EAGLE OUTFITTERS INC
filed 2004-12-06
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,713,366 Common Shares were outstanding at November 30, 2004.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands) Assets	October 30, 2004 (Unaudited)	January 31, 2004	November 1, 2003 (Unaudited)
Current assets:
Cash and cash equivalents	$273,755	$251,324	$92,754
Short-term investments	110,885	86,488	113,324
Merchandise inventory	204,972	120,586	193,796
Accounts and note receivable, including related party	25,493	22,820	33,039
Prepaid expenses and other	28,318	27,589	34,099
Deferred income taxes	33,644	16,816	17,602
Total current assets	677,067	525,623	484,614
Property and equipment, at cost, net of accumulated depreciation and amortization	310,512	278,689	288,230
Goodwill	10,136	10,136	15,614
Long-term investments	34,155	24,357	13,970
Other assets, net of accumulated amortization	25,355	26,266	30,935
Total assets	$1,057,225	$865,071	$833,363

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$84,303	$71,330	$98,018
Current portion of note payable	-	4,832	4,874
Accrued compensation and payroll taxes	39,985	14,409	18,073
Accrued rent	31,749	30,985	29,079
Accrued income and other taxes	27,646	28,669	17,769
Unredeemed stored value cards and gift certificates	15,451	25,785	13,507
Other liabilities and accrued expenses	15,715	13,025	13,269
Total current liabilities	214,849	189,035	194,589
Non-current liabilities:
Note payable	-	13,874	15,213
Other non-current liabilities	21,933	18,492	15,050
Total non-current liabilities	21,933	32,366	30,263
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock	-	-	-
Common stock	755	735	734
Contributed capital	215,537	156,774	156,532
Accumulated other comprehensive income	14,065	3,718	4,480
Retained earnings	636,886	528,522	493,168
Deferred compensation	(1,782)	(1,061)	(1,388)
Treasury stock	(45,018)	(45,018)	(45,015)
Total stockholders' equity	820,443	643,670	608,511
Total liabilities and stockholders' equity	$1,057,225	$865,071	$833,363
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$503,431	$373,800	$1,267,233	$1,002,713
Cost of sales, including certain buying, occupancy and warehousing expenses	266,041	231,531	715,682	643,267
Gross profit	237,390	142,269	551,551	359,446
Selling, general and administrative expenses	125,408	98,732	321,330	266,414
Depreciation and amortization expense	16,176	14,373	46,482	41,552
Goodwill impairment loss	-	8,000	-	8,000
Operating income	95,806	21,164	183,739	43,480
Other income (expense), net	(596)	483	901	1,638
Income before income taxes	95,210	21,647	184,640	45,118
Provision for income taxes	37,161	11,508	71,860	20,472
Net income	$58,049	$10,139	$112,780	$24,646

Basic income per common share	$0.80	$0.14	$1.56	$0.35
Diluted income per common share	$0.77	$0.14	$1.51	$0.34
Cash dividends per common share	$0.06	$ -	$0.06	$ -

Weighted average common shares outstanding - basic	73,002	71,130	72,253	71,091
Weighted average common shares outstanding - diluted	75,785	72,234	74,468	72,189

Retained earnings, beginning	$583,253	$483,029	$528,522	$468,522
Net income	58,049	10,139	112,780	24,646
Cash dividends	(4,416)	-	(4,416)	-
Retained earnings, ending	$636,886	$493,168	$636,886	$493,168

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(In thousands)	October 30, 2004	November 1, 2003
Operating activities:
Net income	$112,780	$24,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,482	41,552
Goodwill impairment loss	-	8,000
Stock compensation	19,589	866
Deferred income taxes	(10,590)	1,172
Tax benefit from exercise of stock options	11,385	526
Other adjustments	940	2,213
Changes in assets and liabilities:
Merchandise inventory	(82,271)	(66,278)
Accounts and note receivable, including related party	(3,103)	(22,466)
Prepaid expenses and other	(490)	(1,198)
Accounts payable	11,917	45,659
Unredeemed stored value cards and gift certificates	(10,437)	(9,488)
Accrued liabilities	33,246	11,304
Total adjustments	16,668	11,862
Net cash provided by operating activities	129,448	36,508
Investing activities:
Capital expenditures	(77,909)	(54,514)
Purchase of investments	(111,436)	(131,532)
Sale of investments	77,241	51,285
Other investing activities	33	(1,087)
Net cash used for investing activities	(112,071)	(135,848)
Financing activities:
Payments on note payable	(2,484)	(3,500)
Retirement of note payable and termination of swap agreement	(16,915)	-
Repurchase of common stock	-	(687)
Cash dividends paid	(4,416)	-
Net proceeds from stock options exercised	26,568	682
Net cash provided by (used for) financing activities	2,753	(3,505)
Effect of exchange rates on cash	2,301	1,073
Net increase (decrease) in cash and cash equivalents	22,431	(101,772)
Cash and cash equivalents - beginning of period	251,324	194,526
Cash and cash equivalents - end of period	$273,755	$92,754

Supplemental disclosures of non-cash transactions:  During the nine months ended October 30, 2004, the Company recorded an increase to deferred compensation and contributed capital of $20.8 million related to the issuance of restricted stock.  There was no related amount recorded during the nine months ended November 1, 2003.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at October 30, 2004 and November 1, 2003 and for the three and nine month periods ended October 30, 2004 (the "current period") and November 1, 2003 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2003 Annual Report.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 2004 was derived from the audited financial statements.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2005" and "Fiscal 2004" refer to the fifty-two week periods ending January 28, 2006 and January 29, 2005, respectively. "Fiscal 2003" refers to the fifty-two week period ended January 31, 2004.

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

Recent Financial Accounting Standards Board Pronouncements

FASB Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95

On March 31, 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.  The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees.  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  On October 13, 2004, the FASB delayed the effective date of the proposed standard.  The final standard, which is expected to be issued before December 31, 2004, would be applicable for annual and interim periods beginning after June 15, 2005.  The Company will evaluate the impact of and comply with any change in the accounting standards on the Company's financial position and results of operations when the final rules are issued.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income, net of income taxes (where applicable under SFAS No. 109, Accounting for Income Taxes), in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 7 of the Consolidated Financial Statements).

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

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash in excess of operating requirements is invested in variable rate or auction rate fixed income notes or money market mutual funds. As of October 30, 2004, the Company's cash equivalents included investments with an average original maturity of approximately one month.

Short-term Investments

Short-term investments include investments with an original maturity of greater than three months, but not exceeding twelve months.  As of October 30, 2004, the Company's short-term investments consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale with an average original maturity of approximately six months.

Long-term Investments

Long-term investments include investments with an original maturity of greater than twelve months, but not exceeding twenty-four months.  As of October 30, 2004, the Company's long-term investments consisted primarily of agency bonds and debt securities issued by states and municipalities classified as available-for-sale with an average original maturity of approximately eighteen months.

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

Capital Structure

The Company has 250 million common shares authorized at $.01 par value, 77 million issued and 74 million outstanding at October 30, 2004 and 74 million issued and 71 million outstanding at January 31, 2004 and November 1, 2003, respectively.  The Company has 5 million preferred shares authorized at $.01 par value, with none issued or outstanding at October 30, 2004, January 31, 2004 or November 1, 2003.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 3,750,000 shares of its stock.  No repurchases were made during the nine months ended October 30, 2004 as part of this stock repurchase program.  During the nine months ended November 1, 2003, the company purchased 40,000 shares of common stock for approximately $0.6 million on the open market.  As of October 30, 2004, approximately 700,000 shares remain authorized for repurchase. Additionally, during the nine months ended November 1, 2003, the Company purchased 8,000 shares from certain employees at market prices totaling $0.1 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income	$58,049	$10,139	$112,780	$24,646
Weighted average common shares outstanding:
Basic shares	73,002	71,130	72,253	71,091
Dilutive effect of stock options and non-vested restricted stock	2,783	1,104	2,215	1,098
Diluted shares	75,785	72,234	74,468	72,189

Options to purchase 615,000 and 692,000 shares of common stock during the three and nine months ended October 30, 2004, respectively, and 5,437,000 shares during the three and nine months ended November 1, 2003, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income, as reported	$58,049	$10,139	$112,780	$24,646
Add: stock-based compensation expense included in reported net income, net of tax	73	191	222	787
Less: total stock-based compensation expense determined under fair value method, net of tax	(2,473)	(3,602)	(8,792)	(11,359)
Pro forma net income	$55,649	$6,728	$104,210	$14,074

Basic income per common share:
As reported	$0.80	$0.14	$1.56	$0.35
Pro forma	$0.76	$0.09	$1.44	$0.20

Diluted income per common share:
As reported	$0.77	$0.14	$1.51	$0.34
Pro forma	$0.74	$0.09	$1.41	$0.20

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the October 30, 2004 presentation.

3. Accounts and Note Receivable

Accounts and note receivable is comprised of the following:

(In thousands)	October 30, 2004	January 31, 2004	November 1, 2003
Sell-offs to non-related parties	$6,858	$2,479	$5,206
Fabric	3,244	5,136	6,512
Taxes	4,088	2,319	1,139
Construction allowances	5,165	3,879	7,055
Related party	11	4,219	4,393
Distribution services	2,204	1,040	2,296
Other	3,923	3,748	6,438
Total	$25,493	$22,820	$33,039

The fabric receivable represents amounts due from a third party vendor for fabric purchased by the Company and sold to the respective vendor.  Upon receipt of the finished goods from the vendor, the Company records the full cost of the merchandise in inventory, and reduces the amount of payment due to the third party by the respective fabric receivable.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	October 30, 2004	January 31, 2004	November 1, 2003
Land	$4,655	$2,355	$2,355
Buildings	36,278	20,999	20,999
Leasehold improvements	274,526	251,462	254,896
Fixtures and equipment	223,990	188,716	185,258
	539,449	463,532	463,508
Less: Accumulated depreciation and amortization	(228,937)	(184,843)	(175,278)
Net property and equipment	$310,512	$278,689	$288,230

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

As of October 30, 2004, the Schottenstein-Deshe-Diamond families (the "families") owned 20% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company until June 4, 2004.  The Company had the following transactions with these related parties during the three and nine months ended October 30, 2004 and November 1, 2003.

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including RVI.  These sell-offs, which are without recourse, are typically sold below cost and the proceeds are reflected in cost of sales.  During April 2004, the Company entered into an agreement with an independent third-party vendor for the sale of such merchandise, thus reducing sell-offs to related parties.  Below is a summary of merchandise sell-offs for the three and nine months ended October 30, 2004 and November 1, 2003:

(In thousands)	Related Party	Non-Related Party	Total
Fiscal 2004
For the three months ended October 30, 2004:
Marked-down cost of merchandise disposed of via sell-offs	$ -	$5,931	$5,931
Proceeds from sell-offs	-	5,885	5,885
Increase to cost of sales	$ -	$46	$46
For the nine months ended October 30, 2004:
Marked-down cost of merchandise disposed of via sell-offs	$147	$14,619	$14,766
Proceeds from sell-offs	148	14,656	14,804
Decrease to cost of sales	$(1)	$(37)	$(38)

Fiscal 2003
For the three months ended November 1, 2003:
Marked-down cost of merchandise disposed of via sell-offs	$4,558	$7,289	$11,847
Proceeds from sell-offs	4,040	5,352	9,392
Increase to cost of sales	$518	$1,937	$2,455
For the nine months ended November 1, 2003:
Marked-down cost of merchandise disposed of via sell-offs	$11,962	$22,971	$34,933
Proceeds from sell-offs	12,420	17,009	29,429
(Decrease) increase to cost of sales	$(458)	$5,962	$5,504

The Company had approximately $11,000, $4,219,000 and $4,393,000 included in accounts receivable at October 30, 2004, January 31, 2004 and November 1, 2003, respectively, that pertained to related party merchandise sell-offs as well as a corporate aircraft arrangement, which is further discussed below.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate and insurance services. For the three months ended October 30, 2004 and November 1, 2003, the Company paid approximately $62,000 and $43,000 respectively, for these services.  For the nine months ended October 30, 2004 and November 1, 2003, the Company paid approximately $187,000 and $820,000, respectively, for these services.

During the nine months ended October 30, 2004, the Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft.  The Company paid $0.1 million for the three months ended November 1, 2003 and $0.1 million and $0.7 million for the nine months ended October 30, 2004 and November 1, 2003, respectively, to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement.  No payments were made during the three months ended October 30, 2004 as part of this arrangement.

On June 4, 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, purchased for $20.0 million Linmar Realty Company ("Linmar Realty"), a general partnership that owned the Company's corporate headquarters and distribution center.  The purchase price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the consolidated balance sheet during the three months ended July 31, 2004 and is being depreciated over its anticipated useful life of twenty-five years.  Prior to the purchase, the Company had an operating lease with Linmar Realty for the corporate headquarters and distribution center.  Rent expense was $0.6 million for the three months ended November 1, 2003 and $0.8 million and $1.8 million for the nine months ended October 30, 2004 and November 1, 2003, respectively, under the lease.  No rent expense was recorded during the three months ended October 30, 2004 due to the aforementioned purchase.

6. Accounting for Derivative Instruments and Hedging Activities

On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with the term facility. The swap amount decreased on a monthly basis beginning January 1, 2001 until the early termination of the agreement during the three months ended October 30, 2004.  The Company also retired its term facility for $16.2 million at that time. The interest rate swap was used by the Company to manage interest rate risk. The Company paid a fixed rate of 5.97% and received a variable rate based on the one-month Bankers' Acceptance Rate. This agreement effectively changed the interest rate on the borrowings under the term facility from a variable rate to a fixed rate of 5.97% plus 140 basis points.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that was designated and met all the required criteria for a cash flow hedge were recorded in accumulated other comprehensive income. Unrealized net losses on derivative instruments of approximately $0.4 million for the three months and nine months ended November 1, 2003, net of related tax effects, were recorded in other comprehensive income. On October 1, 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility. As a result, during the three months ended October 30, 2004, the Company reclassified approximately $0.4 million, net of tax, of unrealized net losses into earnings.

7. Other Comprehensive Income

Other comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net Income	$58,049	$10,139	$112,780	$24,646
Unrealized gain (loss) on investments, net of tax	(50)	7	(25)	(59)
Foreign currency translation adjustment, net of tax	7,574	2,416	9,864	4,934
Unrealized derivative gains (losses) on cash flow hedge, net of tax	17	(360)	71	(364)
Reclassification adjustment for losses realized in net income, net of tax, related to termination of the cash flow hedge	437	-	437	-
Other comprehensive income, net of tax	7,978	2,063	10,347	4,511
Total Comprehensive Income	$66,027	$12,202	$123,127	$29,157

8.  Segment Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-makers review the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 839 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 108 Bluenotes/Thriftys stores in Canada. Both segments derive their revenues from the sale of apparel. However, the segments are identified by a distinct brand name and target customer.  See Note 13 of the Consolidated Financial Statements for related subsequent event discussion regarding Bluenotes.

Segment information as of and for the three and nine months ended October 30, 2004 and November 1, 2003 is as follows:

(In thousands)
Fiscal 2004	American Eagle	Bluenotes	Total
For the three months ended October 30, 2004:
Net sales	$479,585	$23,846	$503,431
Operating income (loss)	97,116	(1,310)	95,806
As of and for the nine months ended October 30, 2004:
Net sales	$1,207,217	$60,016	$1,267,233
Operating income (loss)	191,602	(7,863)	183,739
Total assets	1,020,201	37,024	1,057,225
Fiscal 2003
For the three months ended November 1, 2003:
Net sales	$351,021	$22,779	$373,800
Operating income (loss)	31,570	(10,406)	21,164
As of and for the nine months ended November 1, 2003:
Net sales	$944,856	$57,857	$1,002,713
Operating income (loss)	64,005	(20,525)	43,480
Total assets	775,057	58,306	833,363

The decrease in Bluenotes total assets from November 1, 2003 to October 30, 2004 is due primarily to an impairment of the segment's total goodwill and a decrease in the segment's long-term deferred tax asset during the fourth quarter of Fiscal 2003.

9. Goodwill

For the three months ended November 1, 2003 the Bluenotes segment failed to produce sufficient cash flows to support the discounted cash flow model assumptions used by the Company in the Fiscal 2002 annual impairment test models.  Based on the unanticipated and continued weak performance of the Bluenotes division during the three months ended November 1, 2003, the Company believed that certain indicators of impairment were present.  As a result, the Company performed an interim test of impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company completed step one and determined that impairment was likely, which also required the completion of step two.  Due to the significant assumptions required for this test, the Company retained a third party to perform an independent step two analysis and to validate Management's assumptions used in step one.  Although the third party valuation was still pending as of November 1, 2003, Management believed that a loss was probable and was able to reasonably estimate the amount in accordance with the provisions of SFAS No. 142, as supplemented by SFAS No. 5, Accounting for Contingencies.  As a result, the Company recorded an $8.0 million estimated impairment loss during the three months ended November 1, 2003.

During the fourth quarter of Fiscal 2003, the independent third party valuation of the Bluenotes reporting unit was completed and it was confirmed that the fair market value of the Bluenotes reporting unit was below the book value of the business. The Company completed the step two analysis and allocated the fair value, as determined by the valuation firm, to the existing assets and liabilities and determined that the remaining carrying value of the goodwill was impaired. As a result, the Company recorded an additional $6.1 million loss during the fourth quarter of Fiscal 2003. As of January 31, 2004, the book value related to the Bluenotes goodwill was zero. The Company has approximately $10.1 million of goodwill remaining at October 30, 2004, which is attributed to the American Eagle reportable segment.

10. Income Taxes

For the three and nine months ended October 30, 2004 the effective tax rate used for the provision of income tax approximated 39%.  For the three and nine months ended November 1, 2003, the effective tax rate used for the provision of income tax approximated 53% and 45%, respectively.  The higher effective tax rate during Fiscal 2003 is primarily due to the goodwill impairment charge of $8 million for which no income tax benefit was recorded.

The effective tax rate is comprised of the following components:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Effective federal and state tax rate	39.0%	38.8%	38.9%	38.5%
Impact of the goodwill impairment charge	-	14.4	-	6.9
Effective tax rate	39.0%	53.2%	38.9%	45.4%

11. Contingency

During Fiscal 2000, a senior executive assumed a new position within the Company.  As a result of this change, the Company accelerated the vesting on grants covering 780,000 shares of stock for this individual.  This acceleration does not result in additional compensation expense unless this executive ceases employment with the Company prior to the original vesting dates.  As of October 30, 2004, under the original terms of this executive's option agreements, 211,200 shares would have remained unvested which could result in compensation expense and a reduction to net income by $3.0 million based on the October 30, 2004 stock value if the executive ceases employment with the Company.

12. Legal Proceedings

The Company is a party to litigation incidental to its business. At this time, management does not expect the results of the litigation to be material to the Company's financial position or results of operations.

13. Subsequent Event

On November 22, 2004, the Company entered into a definitive agreement to sell the assets of its Bluenotes business in a cash transaction. The transaction is scheduled to close on December 10, 2004, to be effective as of December 5, 2004, and is subject to customary conditions.

The Company expects to record a fourth quarter after-tax loss from discontinued operations of approximately $0.08 to $0.11 per diluted share related to Bluenotes.  Effective in the fourth quarter, the Company's financial statements will reflect Bluenotes' operations (including the transaction loss) as a discontinued operation for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the Consolidated Financial Statements for the three and nine month periods ended October 30, 2004 and November 1, 2003, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 30, 2004 and November 1, 2003, the related consolidated statements of income for the three-month and nine-month periods ended October 30, 2004 and November 1, 2003, and the consolidated statements of cash flows for the nine-month periods ended October 30, 2004 and November 1, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
November 24, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Results of Operations

Overview

 We achieved record third quarter sales and earnings during the three months ended October 30, 2004 (the "third quarter"). Our back-to-school and fall season product assortments were well received by our target customers. Our top line sales growth was driven by strong full-price selling and efficient inventory management. We continued to significantly reduce markdowns and promotions, as well as uphold our on-going expense control initiatives, which led to improved profitability during the quarter.

Consolidated net sales for the third quarter increased 34.7% to $503.4 million from $373.8 million and our consolidated comparable store sales increased 24.9%. Our gross profit margin increased to a record rate of 47.1% for the third quarter this year from 38.1% last year led by strong merchandise sell-throughs and a significant reduction in markdowns.  We also achieved an improved markon and leveraged rent expense within cost of sales.  Selling, general and administrative expenses leveraged by 150 basis points as a result of our strong comparable store sales as well as ongoing expense control initiatives. We achieved a 19.0% operating margin for the third quarter, which was our highest rate to sales since the fourth quarter of Fiscal 1999. Third quarter net income increased 220% to $58.0 million, or 11.5% as a percent to net sales, compared to adjusted net income* of $18.1 million, or 4.9% as a percent to net sales, for the corresponding period last year. Adjusted net income* excludes the non-cash goodwill impairment charge recorded during the third quarter last year.

*A complete definition and discussion of the Company's use of non-GAAP measures, identified by an asterisk (*), is located below.

The following table shows the percentage relationship to net sales of the listed line items included in the Company's Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	52.9	61.9	56.5	64.2
Gross profit	47.1	38.1	43.5	35.8
Selling, general and administrative expenses	24.9	26.4	25.3	26.6
Depreciation and amortization expense	3.2	3.8	3.7	4.1
Goodwill impairment loss	-	2.2	-	0.8
Operating income	19.0	5.7	14.5	4.3
Other income (expense), net	(0.1)	0.1	0.1	0.2
Income before income taxes	18.9	5.8	14.6	4.5
Provision for income taxes	7.4	3.1	5.7	2.0
Net income	11.5%	2.7%	8.9%	2.5%

Consolidated store data for the nine months ended October 30, 2004 and November 1, 2003

	Nine Months Ended
	October 30, 2004	November 1, 2003
Number of stores:
Beginning of period	915	864
Opened	42	48
Closed	(10)	(3)
End of period	947	909

The Company has two reportable segments, American Eagle and Bluenotes. The American Eagle segment includes the Company's 839 U.S. and Canadian retail stores, the Company's e-commerce business, ae.com, as well as the Company's catalog business. The Bluenotes segment includes the Company's 108 Bluenotes/Thriftys stores in Canada.

Store count and gross square feet by brand as of October 30, 2004 and November 1, 2003

	October 30, 2004		November 1, 2003
	Number of stores	Gross square feet	Number of stores	Gross square feet
American Eagle Outfitters stores	839	4,489,606	798	4,157,046
Bluenotes/Thriftys stores	108	351,659	111	354,206
Total stores and gross square feet at end of period	947	4,841,265	909	4,511,252

Comparison of three months ended October 30, 2004 to the three months ended November 1, 2003

Net Sales

 Consolidated net sales increased 34.7% to $503.4 million from $373.8 million. The sales increase was due to a 24.9% consolidated comparable store sales increase as well as a 7.3% increase in gross square feet, consisting primarily of the net addition of 38 stores.

American Eagle net sales increased  36.6% to $479.6 million from $351.0 million. The sales increase was due to a 26.8% comparable store sales increase as well as an 8.0% increase in gross square footage. The gross square footage increase consisted primarily of the net addition of 41 stores. The comparable store sales increase was driven by a higher average unit retail price, resulting primarily from fewer markdowns, and an increase in the number of units sold per average store.  Additionally, both sales transactions per average store and the number of units sold per transaction increased during the quarter. Comparable store sales percentages increased in the mid-twenties in both the men's and women's businesses over last year.

Bluenotes net sales increased 4.7% to $23.8 million from $22.8 million. The sales increase was due to a stronger Canadian dollar during the period compared to the same period last year partially offset by a comparable store sales decline of 0.9%.  Excluding the impact of foreign currency fluctuations, the comparable store sales decrease was due to a decline in the average unit retail price of merchandise sold.  Units sold per transaction, units sold per average store and sales transactions per average store all increased compared to the corresponding period last year.

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

Gross Profit

Gross profit as a percent to net sales increased to 47.1% from 38.1%.  The percentage increase was primarily attributed to an improvement in merchandise margins.  Merchandise margins increased significantly for the period due primarily to lower markdowns and an improved markon reflecting better sourcing and a continuation of our cost control initiatives, including reduced freight costs and lower sell-offs, at American Eagle.  Buying, occupancy and warehousing expenses declined as a percent to net sales due primarily to the leveraging of rent expense at American Eagle.  By segment, American Eagle was responsible for the increase in gross margin as a percent to net sales, while Bluenotes was flat for the period as a percent to net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 24.9% from 26.4% due to our strong comparable store sales as well as our cost control initiatives.  During the quarter we leveraged direct salaries, advertising, leasing costs, communications, delivery, insurance and travel.  These improvements were partially offset by the deleveraging of incentive compensation, which was not incurred in the prior year.  By segment, American Eagle leveraged selling, general and administrative expenses for the period while Bluenotes remained flat as a percent to net sales.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.2% from 3.8% due primarily to the comparable store sales increase.

Goodwill Impairment Loss

During the third quarter of Fiscal 2003, the Company recorded an estimated $8.0 million impairment loss related to the Bluenotes division (see Note 9 of the Consolidated Financial Statements for further discussion).  There was no goodwill impairment loss recorded during the three months ended October 30, 2004.

Other Income (Expense), Net

We incurred other expense of $0.6 million during the three months ended October 30, 2004 compared to other income of $0.5 million in the corresponding period last year. Other expense increased during the period due to $1.6 million incurred for the early termination of the Company's swap agreement and term loan facility.  This expense was partially offset by increased investment income resulting from a higher cash balance during the period compared to last year.

Net Income

Net income increased 220% to $58.0 million, or 11.5% as a percent to net sales, from adjusted net income* of $18.1 million, or 4.9% as a percent to net sales. Adjusted net income* excludes the non-cash goodwill impairment charge recorded during the three months ended November 1, 2003.  The increase in net income was attributable to the factors noted above.

Diluted income per common share increased to $0.77 from adjusted diluted income per common share* of $0.25 in the prior year.  Adjusted diluted income per common share* excludes the non-cash goodwill impairment charge recorded during the three months ended November 1, 2003.  The increase in diluted income per common share was attributable to the factors noted above.

*A complete definition and discussion of the Company's use of non-GAAP measures, identified by an asterisk (*), is located below.

Comparison of nine months ended October 30, 2004 to the nine months ended November 1, 2003

Net Sales

 Consolidated net sales increased 26.4% to $1.267 billion from $1.003 billion.  The sales increase was due to a 16.3% consolidated comparable store sales increase as well as a 7.3% increase in gross square feet, consisting primarily of the net addition of 38 stores.

American Eagle net sales increased 27.8% to $1.207 billion from $944.9 million. The sales increase was due to a 17.5% comparable store sales increase as well as an 8.0% increase in gross square footage.  The gross square footage increase consisted primarily of the net addition of 41 stores. The comparable store sales increase was driven by a higher average unit retail price, resulting primarily from fewer markdowns.  Additionally, units sold per average store, the number of transactions per average store and the number of units sold per transaction all increased during the period.  Comparable store sales percentages increased in the high-teens in the women's business and the men's business increased in the mid-teens over last year.

Bluenotes net sales increased 3.7% to $60.0 million from $57.9 million. The sales increase was due to a stronger Canadian dollar during the period compared to the same period last year partially offset by a comparable store sales decline of 1.0%.  Excluding the impact of foreign currency fluctuations, the comparable store sales decrease was due to a decline in the average unit retail price of merchandise sold.  The number of transactions per average store, units sold per transaction and units sold per average store all increased compared to the corresponding period last year.

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

Gross Profit

Gross profit as a percent to net sales increased to 43.5% from 35.8%.  The percentage increase was primarily attributed to an improvement in merchandise margins.  Merchandise margins increased significantly for the period due primarily to lower markdowns and an improved markon reflecting better sourcing and a continuation of our cost control initiatives, including reduced freight costs and lower sell-offs, at American Eagle.  Buying, occupancy and warehousing expenses declined as a percent to sales due primarily to the leveraging of rent expense at American Eagle.  By segment, American Eagle as well as Bluenotes contributed to the increase in gross margin as a percent to sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 25.3% from 26.6% due to our strong comparable store sales as well as our cost control initiatives.  During the period we leveraged direct salaries, advertising, leasing costs, communications, delivery, insurance, travel and services purchased.  These improvements were partially offset by the deleveraging of incentive compensation, which was not incurred in the prior year.  By segment, American Eagle leveraged selling, general and administrative expenses for the period while Bluenotes remained flat as a percent to net sales.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.7% from 4.1% due primarily to the comparable store sales increase.

Goodwill Impairment Loss

During the nine months ended November 1, 2003, the Company recorded an estimated $8.0 million impairment loss related to the Bluenotes division (see Note 9 of the Consolidated Financial Statements for further discussion).  There was no goodwill impairment loss recorded during the nine months ended October 30, 2004.

Other Income (Expense), Net

Other income decreased to $0.9 million from $1.6 million due primarily to $1.6 million of expense incurred for the early termination of the Company's swap agreement and term loan facility, which was not incurred in the prior year. This expense was partially offset by higher investment income resulting from a higher cash balance during the period compared to last year.

Net Income

Net income increased 245% to $112.8 million, or 8.9% as a percent to net sales from adjusted net income* of $32.6 million, or 3.3% as a percent to net sales.  Adjusted net income* excludes the non-cash goodwill impairment charge recorded during the nine months ended November 1, 2003.  The increase in net income was attributable to the factors noted above.

Diluted income per common share increased to $1.51 from adjusted diluted income per common share* of $0.45 in the prior year.  Adjusted diluted income per common share* excludes the non-cash goodwill impairment charge recorded during the nine months ended November 1, 2003.  The increase in diluted income per common share was attributable to the factors noted above.

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

Adjusted Financial Results

Adjusted net income and adjusted diluted income per common share exclude the non-cash goodwill impairment charge of $8.0 million related to our Bluenotes operation, which was recorded during the three months ended November 1, 2003.  We believe that these adjusted measures provide investors with an important perspective on the current underlying operating performance of our businesses by isolating and excluding the impact of the non-cash goodwill impairment charge.

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

Non-GAAP Financial Measures:

Reconciliation of GAAP net income and diluted income per common share to adjusted net income and adjusted diluted income per common share

(In thousands)	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income	$58,049	$10,139	$112,780	$24,646
Non-cash goodwill impairment charge	-	8,000	-	8,000
Adjusted net income	$58,049	$18,139	$112,780	$32,646
Diluted income per common share	$0.77	$0.14	$1.51	$0.34
Non-cash goodwill impairment charge	-	0.11	-	0.11
Adjusted diluted income per common share	$0.77	$0.25	$1.51	$0.45

Liquidity and Capital Resources

The Company's uses of cash are generally for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements, the purchase of both short and long-term investments and the payment of dividends. Historically, these uses of cash have been met through cash flow from operations.

The following sets forth certain measures of the Company's liquidity:

	October 30, 2004	January 31, 2004	November 1, 2003
Working capital (in 000's)	$462,218	$336,588	$290,025
Current ratio	3.15	2.78	2.49

Net cash provided by operating activities totaled $129.4 million for the nine months ended October 30, 2004. Cash was provided primarily by net income earned for the period adjusted for certain non-cash items. The Company's use of cash during the period consisted primarily of merchandise inventory purchases.

Investing activities for the nine months ended October 30, 2004 included $77.9 million for capital expenditures and $34.2 million for the net purchase of investments.  Capital expenditures consisted primarily of $35.9 million related to our American Eagle stores in the United States and $20.0 million related to the purchase of our corporate headquarters and distribution center during June 2004. The remaining capital expenditures were primarily related to improvements at our distribution centers and information technology upgrades at our home office.

The Company invests primarily in tax-exempt municipal bonds, taxable agency bonds and corporate notes with an original maturity between three and twenty-four months and an expected rate of return of approximately a 3% taxable equivalent yield.  The Company places an emphasis on investing in tax-exempt and tax-advantaged asset classes.  Additionally, all investments must have a highly liquid secondary market.

Cash provided by financing activities resulted primarily from $26.6 million in proceeds from stock option exercises during the period partially offset by $16.9 million used for the early retirement of debt and termination of the swap agreement as well as $4.4 million used for the payment of dividends. During the three months ended October 30, 2004, the Company retired its non-revolving term facility, that was entered into in conjunction with its Canadian acquisition, for $16.2 million. The term facility was originally scheduled to mature in December 2007.

On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with the term facility. The interest rate swap was used by the Company to manage interest rate risk. The Company paid a fixed rate of 5.97% and received a variable rate based on the one-month Bankers' Acceptance Rate. This agreement effectively changed the interest rate on the borrowings under the term facility from a variable rate to a fixed rate of 5.97% plus 140 basis points. On October 1, 2004, the fair value of our interest rate swap, which was terminated on that date in connection with the retirement of the term facility, was a net loss of $0.7 million.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (4.75% at October 30, 2004) or a negotiated rate such as LIBOR. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were required against the line for the current or prior periods. At October 30, 2004, letters of credit in the amount of $60.1 million were outstanding on this facility, leaving a remaining available balance on the line of $58.5 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution. At October 30, 2004, letters of credit in the amount of $43.5 million were outstanding on this facility, leaving a remaining available balance on the line of $6.5 million.

The payment of dividends is at the discretion of our Board of Directors and is based on future earnings, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. Any dividends paid will be declared on a quarterly basis. During the three months ended October 30, 2004, the Company's Board of Directors voted to initiate a cash dividend payment. A quarterly dividend of $0.06 per share was declared and paid during the third quarter. Additionally, on November 22, 2004, the Company's Board of Directors declared a quarterly dividend of $0.06 per share to be paid during the fourth quarter of Fiscal 2004.

We expect capital expenditures for Fiscal 2004 to be approximately $90 million, which will relate primarily to approximately 50 new American Eagle stores in the United States and Canada, the remodeling of 36 American Eagle stores in the United States and the purchase of the Company's corporate headquarters and distribution center.  Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, information technology upgrades and distribution center improvements.

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

Recent Financial Accounting Standards Board Pronouncements

FASB Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95

On March 31, 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.  The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees.  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  On October 13, 2004, the FASB delayed the effective date of the proposed standard.  The final standard, which is expected to be issued before December 31, 2004, would be applicable for annual and interim periods beginning after June 15, 2005.  The Company will evaluate the impact of and comply with any change in the accounting standards on the Company's financial position and results of operations when the final rules are issued.

Critical Accounting Policies

The Company's critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to the Company's consolidated financial statements for the year ended January 31, 2004 contained in the Company's Fiscal 2003 Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to the Company's consolidated financial statements for the period ended October 30, 2004.  The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Income Taxes

As of October 30, 2004, we had deferred tax assets of $9.4 million associated with foreign tax loss carryforwards, which expire beginning in 2008. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 36% effective tax rate, we will need to recognize pretax net income of approximately $26.1 million in future periods to recover this deferred tax amount.

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

  the planned opening of the remaining 10 American Eagle stores in the United States and Canada during Fiscal 2004,

  the planned opening of approximately 30 to 40 American Eagle stores in the United States and Canada in Fiscal 2005,

  the selection of the remaining 4 stores in the United States for remodeling during Fiscal 2004,

  the selection of approximately 60 to 70 American Eagle stores in the United States for remodeling in Fiscal 2005,

  the possibility of growth through acquisitions and/or internally developing new brands,

  the payment of a dividend in future periods, and

  the expected closing of the Bluenotes sale transaction on December 10, 2004.

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

Our ability to grow through new store openings and existing store remodels and expansions

The Company's continued growth and success will depend in part on its ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2005, the Company plans to open approximately 30 to 40 new American Eagle stores in the United States and Canada.  Additionally, the Company plans to remodel or expand approximately 60 to 70 existing stores during Fiscal 2005. Accomplishing the Company's new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, the expansion of the Company's buying and inventory capabilities and the availability of capital. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new and remodeled stores profitably.

The interruption of the flow of merchandise from key vendors, including the effect of the elimination of quota

The Company purchases merchandise from domestic and foreign suppliers. Historically, a majority of the Company's merchandise has been purchased from foreign suppliers. Since we rely on a small number of foreign sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier or a significant labor dispute, such as a dock strike could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom's enforcement actions, or political or economic disruptions.

Additionally, a majority of the merchandise imported by the Company has been subject to import quotas which restrict the quantity of textile or apparel products that can be exported annually from a given country. As a member of the World Trade Organization, the U.S. has agreed to a world wide phase out of these quotas as of January 1, 2005, resulting in the removal of country specific restrictions on the quantity of goods that can be imported into the U.S. At the current time, however, a number of pending applications have been made to U.S. government agencies to delay the elimination of certain quota categories at January 1, 2005. The outcome of these applications, plus other possible efforts to impede the elimination of quotas, could have a significant impact on worldwide sourcing patterns in 2005; however, the extent of this impact, if any, and the possible effect on the Company's purchasing patterns and costs, cannot be determined at this time.

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

Currently, the Company accounts for its stock-based compensation plans under APB No. 25 and provides the related pro forma information regarding net income and earnings per share, as required by SFAS No. 123, as amended by SFAS No. 148, in the notes to the consolidated financial statements.  When the FASB changes the accounting standards related to employee stock option grants and requires the related cost to be recognized in the income statement, it will have an adverse affect on our reported net income.

Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002

The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires Management's assessment of the effectiveness of the Company's internal controls over financial reporting as of the end of Fiscal 2004 and a report by the Company's independent registered public accounting firm addressing Management's assessment and the effectiveness of the internals controls as of that date. During the course of the Company's testing, the Company may identify deficiencies and weaknesses, which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If Management is unable to conclude that the Company's internal controls are effective at year-end or the Company's independent registered public accounting firm is unable to give a favorable report on management's assessment, this could have a material adverse effect on the Company's reputation, financial condition and market price of the Company's common stock.

Failure to close sale of Bluenotes

We entered into a definitive agreement on November 22, 2004 for the sale of the assets of our Bluenotes business to a private Canadian company. The transaction is scheduled to close on December 10, 2004, to be effective as of December 5, 2004, and is subject to customary conditions. The conditions include, among other items, consent of landlords to the assignment of store leases to the buyer and execution of a Transitional Services Agreement. If the transaction closes, we expect to recognize a fourth quarter loss from discontinued operations of approximately $0.08 to $0.11 per diluted share. If the transaction does not close, we will continue to evaluate other potential strategic alternatives for the business.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal controls over financial reporting that occurred during the three months ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

ITEM 6. EXHIBITS.

Exhibit 15          Acknowledgement of Independent Registered Public Accounting Firm

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

Dated December 3, 2004

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

 /s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer