Form 10-K
period 2005-01-29
AMERICAN EAGLE OUTFITTERS INC
filed 2005-04-14
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2005

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

Registrant’s telephone number, including area code: (724) 776-4857

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2004 was $1,865,336,988.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,243,762 Common Shares were outstanding at March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for 2005 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1. BUSINESS.

Overview

American Eagle Outfitters, Inc., a Delaware corporation, is a leading lifestyle retailer that designs, markets and sells our own brand of relaxed, casual clothing for 15 to 25 year olds, providing high-quality merchandise at affordable prices. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. We also distribute merchandise via our e-commerce operation, ae.com. Our collection offers modern basics like jeans, cargo pants, and graphic T’s as well as a stylish assortment of accessories, outerwear and footwear under our American Eagle Outfitters® and AE® brand names.

As of January 29, 2005, we operated 846 American Eagle Outfitters stores in the United States and Canada.

As used in this report, all references to “we,” “our,” and “the Company” refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries. The term “American Eagle” refers to our U.S. and Canadian American Eagle Outfitters stores and the Company’s e-commerce operation. “Bluenotes” refers to the Bluenotes/Thriftys specialty apparel chain which we operated in Canada prior to its disposition during Fiscal 2004.

Information concerning the Company’s business segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

Organization

On April 13, 1994, the Company successfully completed an initial public offering of its common stock. Our stock is traded on the Nasdaq National Market under the symbol “AEOS”.

In November 2000, we acquired three businesses in Canada - the Bluenotes chain, a Canadian brand which we disposed of during Fiscal 2004; the Braemar chain, with real estate in prime mall locations, of which 46 were converted to American Eagle stores during Fiscal 2001; and National Logistics Services (“NLS”), a 400,000 square foot distribution center near Toronto, which handles all of the distribution needs for our Canadian stores and provides services to third parties.

In December 2004, we completed the disposition of Bluenotes to 6295215 Canada Inc. (the “Purchaser”), a privately held Canadian company. As a result, the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented (note that amounts in the Company’s Consolidated Balance Sheets have not been reclassified to reflect Bluenotes as discontinued operations). See Note 10 of the Consolidated Financial Statements for additional information regarding this transaction.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2004,” “Fiscal 2003” and “Fiscal 2002” refer to the fifty-two week periods ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. “Fiscal 2005” refers to the fifty-two week period ending January 28, 2006.

Growth Strategy

Store Growth

Our primary store growth strategy is to continue our expansion throughout the United States and Canada by filling in existing markets. At the end of Fiscal 2004, we operated in 49 states, the District of Columbia and Puerto Rico. We opened 37 net new U.S. stores during Fiscal 2004, increasing our U.S. store base by approximately 5% to 777 stores. Additionally, our U.S. gross square footage increased by approximately 7% during Fiscal 2004 due to the new store openings as well as incremental square footage from 36 U.S. store remodels.

During Fiscal 2004, we continued to grow in the western U.S. with 40% of our store openings in that region. We added seven new stores in California, a market with strong demographics for our target customer. We continue to expand in our newer markets including Puerto Rico, where we opened an additional store during Fiscal 2004. We also opened our second “flagship” store in New York City this year, located on West 34th Street in Herald Square. Our flagship locations utilize a larger store format in which we offer our customers a broader merchandise selection.

In Fiscal 2005, we plan to enter Alaska with two new store locations. These openings will expand our operations into all 50 states. We also plan to open our third “flagship” store in New York City, located in Union Square, and an additional “flagship” store in downtown Seattle next year. Our performance is strong in our new markets and we will continue to explore similar opportunities for new store growth. Our research has shown that there are still attractive retail locations where we can open American Eagle stores in enclosed regional malls, urban areas and lifestyle centers.

During Fiscal 2004, we opened five new stores in Canada, including four locations in the province of Quebec, which increased our total Canadian store base by approximately 6% to 69 stores. We also closed one Canadian store during the year. We remain pleased with the results of our American Eagle expansion into Canada and look to a long-term potential of approximately 80 stores across the country.

The table below shows certain information relating to our historical American Eagle store growth in the U.S. and Canada:

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2000
Stores at beginning of period	805	753	678	554	466
Stores opened during the period	50	59	79	127	90
Stores closed during the period	(9)	(7)	(4)	(3)	(2)

Total stores at end of period	846	805	753	678	554

Store Remodeling and Refurbishment Opportunities

The Company continues to remodel its older stores into its new store format. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process. We select stores for expansion based on market demographics and store volume forecasts. In most cases stores selected for expansion increase from an average of 4,000 gross square feet to an average of 6,000 gross square feet. We believe the larger format can better accommodate our new merchandise categories and support future growth. In certain cases, we also upgrade the store location within the mall. During Fiscal 2004 we remodeled 36 stores in the U.S. to the new store design, of which 9 stores were expanded, 13 stores were relocated within the mall and 14 stores were refurbished as further discussed below. As of January 29, 2005, approximately three-fourths of all American Eagle stores in the U.S. are in our new store format.

During Fiscal 2004, the Company initiated a store refurbishment program, targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated with certain aspects of our new store format, including paint and certain new fixtures. This program provides a cost effective update for our lower volume stores. We refurbished 14 stores in the U.S. during Fiscal 2004.

Other Growth Opportunities

American Eagle sells merchandise via its e-commerce site, ae.com, which is an extension of the lifestyle that we convey in our stores. During Fiscal 2004, ae.com began shipping internationally to 24 countries, providing us an opportunity to grow in regions where we do not currently have store locations.

During Fiscal 2004, the Company announced plans to develop a new brand (the “new concept”) that will target a different demographic than the American Eagle brand. The Company currently has creative and operational teams in place and we expect to open test stores for the new concept in 2006.

Store Locations

Our stores average approximately 5,400 gross square feet and approximately 4,400 on a selling square foot basis. At January 29, 2005, we operated 846 stores in the United States and Canada as shown below:

United States, including the Commonwealth of Puerto Rico - 777 stores

Alabama	15	Indiana	18	Nebraska	6	Rhode Island	3
Arizona	12	Iowa	14	Nevada	5	South Carolina	12
Arkansas	4	Kansas	7	New Hampshire	5	South Dakota	2
California	62	Kentucky	12	New Jersey	20	Tennessee	20
Colorado	12	Louisiana	13	New Mexico	4	Texas	56
Connecticut	10	Maine	3	New York	37	Utah	11
Delaware	3	Maryland	17	North Carolina	24	Vermont	3
District of Columbia	1	Massachusetts	25	North Dakota	4	Virginia	26
Florida	42	Michigan	30	Ohio	38	Washington	16
Georgia	23	Minnesota	15	Oklahoma	11	West Virginia	7
Hawaii	4	Mississippi	6	Oregon	9	Wisconsin	13
Idaho	3	Missouri	16	Pennsylvania	46	Wyoming	2
		Illinois	26	Montana	2	Puerto Rico	2

Canada - 69 stores

Alberta	7	New Brunswick	3	Ontario	37
British Columbia	10	Newfoundland	2	Quebec	4
Manitoba	2	Nova Scotia	2	Saskatchewan	2

Purchasing

The Company purchases merchandise from suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 2004, the Company purchased a majority of its merchandise from non-North American suppliers.

All of our merchandise suppliers receive a vendor compliance manual that describes our quality standards and shipping instructions. We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for uniformity of sizes and colors, and for overall quality of manufacturing. Periodic quality inspections are also made by our employees at manufacturing facilities to identify quality problems prior to shipment of merchandise.

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

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity. The security issues posed by 9/11 and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. In response, the Company became a certified member of the Customs – Trade Partnership Against Terrorism program (“C-TPAT”) during 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. As a result, the Company’s internal security procedures were validated by CBP during February 2005 and a validation of processes with respect to our external partners will be completed in June 2005. Additionally, the Company took significant steps to expand the scope of our security procedures during 2004, including, but not limited to, a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and a requirement that all of our international trading partners be members of C-TPAT.

Trade Compliance

During 2003, the Company was selected by CBP for a Focused Assessment Audit. The purpose of this audit was to review and evaluate our adherence to CBP’s rules and regulations regarding trade compliance issues such as merchandise classification, valuation and origin. The Company’s audit was completed during May 2004 and resulted in no unacceptable risks of non-compliance being found.

Merchandise Inventory, Replenishment and Distribution

Purchase orders, executed by our buyers, are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors and routed to our two distribution centers, one in Warrendale, PA and the other in Ottawa, KS. Upon receipt, merchandise is entered into the merchandise system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. These factors impact anticipated sales volume and the quantity and mix of merchandise allocated to stores. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements. Ae.com, the Company’s e-commerce operation, uses a third-party vendor for its fulfillment services.

Our stores in Canada receive merchandise from NLS, our Canadian distribution network which consists of a 400,000 square foot central distribution center near Toronto and five smaller sub-centers located in Toronto and across Canada totaling approximately 120,000 square feet. Merchandise is shipped to the stores two to five times per week depending upon the season and store requirements.

To support new store growth, over the past several years, we have improved our primary distribution facilities by installing a new warehouse management system, which makes the distribution process more efficient and productive. Additionally, to support our geographical expansion into the Northwest and Southwest, we purchased an existing distribution center in Ottawa, Kansas, which was opened in June 2001. This facility comprises approximately 400,000 square feet and will support our continuing American Eagle store growth in the western U.S. as well as the store growth of our new concept. This second facility increases our potential capacity to roughly 1,100 stores and gives the Company one or two day shipping times to approximately 85% of our stores. We also operate a facility near Puebla, Mexico, which supports our knit and denim production with warehousing, deconsolidation, product development and testing, quality control, and other value added services.

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

Gift cards can be purchased in our American Eagle stores in the U.S. and Canada, as well as through our e-commerce site, ae.com. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. If a gift card remains inactive for greater than twenty-four months, the Company assesses the recipient a one dollar per month service fee, where allowed by law, which is automatically deducted from the remaining value of the card. This service fee is recorded within selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

We offer our customers a hassle-free return policy. The Company believes that certain of its competitors offer similar credit card and service policies.

Competition

The retail apparel industry is very competitive. We compete primarily on the basis of quality, fashion, service, selection and price. Our stores in the U.S. compete with various divisions of The Limited, The Gap, Abercrombie & Fitch, Pacific Sunwear and Hot Topic as well as with retail chains such as Aeropostale, The Buckle and other national, regional and local retailers catering to a youthful customer. We also compete with the casual apparel and footwear departments of department stores and discount retailers.

Our stores in Canada compete with a variety of national specialty retail chains, a number of independent retailers and casual clothing shops within department stores, as well as various divisions of The Gap.

Trademarks and Service Marks

We have registered American Eagle Outfitters® in the U.S. Patent and Trademark Office (“PTO”) as a trademark for clothing and for a variety of non-clothing products, including jewelry, perfume, and personal care products, and as a service mark for retail clothing stores and credit card services. We have also registered AE® for clothing and footwear products and an application is pending to register AE® for a variety of non-clothing items. An application for American Eagle™ is pending for a variety of clothing items and we have also registered a number of other marks used in our business.

We have registered American Eagle Outfitters® in the Canadian Trademark Office for a wide variety of clothing products, as well as for retail clothing store services. In addition, we are exclusively licensed in Canada to use AE® and AEO® in connection with the sale of a wide range of clothing products.

Employees

As of January 29, 2005, we had approximately 20,600 employees in the United States, of whom approximately 16,100 were part-time and seasonal hourly employees. We consider our relationship with our employees to be satisfactory.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2004, the third and fourth fiscal quarters accounted for approximately 61% of our sales and approximately 74% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, free of charge, under the “About AE” section of our website at www.ae.com. These reports are available as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

The Company’s corporate governance materials, including our corporate governance guidelines; the charters of our audit, compensation, and nominating and corporate governance committees; and our code of ethics may also be found under the “About AE” section of our website at www.ae.com. A copy of the corporate governance materials are also available upon written request.

Additionally, the Company’s investor presentations are available under the “About AE” section of our website at www.ae.com. These presentations are available as soon as reasonably practicable after they are presented at investor conferences.

ITEM 2. PROPERTIES.

During Fiscal 2004, the Company acquired Linmar Realty Company II (“Linmar Realty”), a general partnership that owned the Company’s corporate headquarters and distribution facility near Pittsburgh, PA. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties. Our headquarters and distribution center occupy approximately 490,000 square feet, 120,000 square feet of which is used for executive, administrative and buying offices. We lease additional office and storage space near our headquarters totaling 38,000 square feet. The leases for this additional office and storage space expire in March 2010 and August 2009, respectively.

The Company rents office space in New York, NY for its designers, sourcing, and production team. This lease was expanded to approximately 75,000 square feet during Fiscal 2004 and expires in May 2016. We previously occupied office space of approximately 18,000 square feet in New York, NY, which has been subleased to a tenant through the expiration of the lease term in December 2008. During Fiscal 2004, we entered into a lease for an additional 9,500 square feet of office space in New York, NY, which expires in September 2005.

In June 2001, we purchased a second U.S. distribution facility in Ottawa, Kansas comprising of 290,000 square feet. This facility was expanded to approximately 400,000 square feet during Fiscal 2001. Additionally, we own NLS, a 400,000 square foot distribution facility near Toronto, which is also used for the American Eagle Canada administrative offices. We also rent five smaller distribution sub-centers located in Toronto and across Canada as part of NLS with a total of approximately 120,000 square feet. The sub-center leases expire with various terms through 2010. A warehousing and deconsolidation facility and office near Puebla, Mexico of approximately 94,000 square feet is also leased until 2008.

In connection with the disposition of Bluenotes, the Company is currently subleasing the related headquarters, consisting of approximately 40,000 square feet in Toronto, Ontario, to the Purchaser. The sublease and lease expire in November 2005 and February 2007, respectively.

All of our stores in the United States and Canada are leased. The store leases generally have initial terms of 10 years. Certain leases also include early termination options which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional rent when sales reach specified levels. Under our store leases, we are typically responsible for maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to litigation incidental to its business. At this time, management does not expect the results of the litigation to be material to the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is traded on the Nasdaq National Market under the symbol “AEOS”. The following table sets forth the range of high and low sales prices of the common stock as reported on the Nasdaq National Market during the periods indicated. As of April 1, 2005, there were 715 stockholders of record. However, when including associates who own shares through the Company’s 401(k) retirement plan and employee stock purchase plan, and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 60,000. The following information reflects the March 2005 two-for-one stock split.

For the Quarters Ended	Market Price
	High	Low
January 2005	$25.24	$20.08
October 2004	$20.77	$15.27
July 2004	$16.39	$12.83
April 2004	$14.26	$9.55
January 2004	$9.41	$7.44
October 2003	$11.08	$7.40
July 2003	$11.21	$7.30
April 2003	$8.73	$6.76

During the third quarter of Fiscal 2004, our Board of Directors (the “Board”) authorized the Company’s first-ever quarterly cash dividend of three cents per share, which was paid on October 8, 2004. A second quarterly dividend of three cents per share was paid on January 7, 2005. During the first quarter of Fiscal 2005, the Board voted to raise the Company’s cash dividend to an annual rate of twenty cents per share. A quarterly dividend of five cents per share was paid on April 8, 2005. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

The Company did not repurchase any shares of its Common Stock during Fiscal 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and notes thereto, included in Item 8 below. Most of the selected data presented below is derived from the Company’s Consolidated Financial Statements, which are filed in response to Item 8 below. The selected consolidated income statement data for the years ended February 2, 2002 and February 3, 2001 and the selected consolidated balance sheet data as of February 1, 2003, February 2, 2002 and February 3, 2001 are derived from audited consolidated financial statements not included herein.

The five-year selected consolidated financial data presented below has been revised to reflect the Company’s restatement related to lease accounting and the two-for-one stock split distributed on March 7, 2005. See Note 2 and Note 16 of the accompanying Consolidated Financial Statements for additional information regarding the restatement and the stock split, respectively.

	For the Years Ended (1)
(In thousands, except per share amounts, ratios and other financial information)	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
		(Restated)	(Restated)	(Restated)	(Restated)
Summary of Operations (2)
Net sales	$1,881,241	$1,435,436	$1,382,923	$1,271,248	$1,058,454
Comparable store sales increase (decrease) (3)	21.4%	(6.6)%	(4.3)%	2.3%	5.8%
Gross profit	$877,808	$549,497	$540,955	$520,470	$426,609
Gross profit as a percentage of net sales	46.7%	38.3%	39.1%	40.9%	40.3%
Operating income	$362,706	$133,271	$158,861	$159,681	$140,841
Operating income as a percentage of net sales	19.3%	9.3%	11.5%	12.6%	13.3%
Income from continuing operations	$224,232	$83,108	$99,644	$101,666	$91,152
Income from continuing operations as a percentage of net sales	11.9%	5.8%	7.2%	8.0%	8.6%

Per Share Results (4)
Income from continuing operations per common share-basic	$1.55	$0.59	$0.69	$0.71	$0.65
Income from continuing operations per common share-diluted	$1.49	$0.57	$0.68	$0.69	$0.63
Weighted average common shares outstanding – basic	145,150	142,226	143,418	143,058	139,304
Weighted average common shares outstanding – diluted	150,244	144,414	145,566	147,594	144,264
Cash dividends per common share (5)	$0.06	—	—	—	—

Balance Sheet Information
Total assets	$1,293,659	$932,414	$802,854	$723,480	$583,748
Total cash and short-term investments	$589,607	$337,812	$241,573	$225,483	$161,373
Long-term investments	$84,416	$24,357	—	—	—
Working capital	$574,375	$321,721	$272,288	$218,963	$161,986
Stockholders’ equity	$963,486	$637,377	$571,590	$496,792	$363,360
Long-term debt	—	$13,874	$16,356	$19,361	$24,889
Current ratio	3.27	2.54	2.72	2.34	2.01
Average return on stockholders’ equity	26.7%	9.9%	16.5%	24.3%	29.3%

Other Financial Information (6)
Total stores at year-end	846	805	753	678	554
Capital expenditures (000’s)	$97,288	$77,544	$78,787	$127,622	$102,747
Net sales per average selling square foot (7)	$504	$420	$460	$516	$558
Total selling square feet at end of period	3,709,012	3,466,368	3,108,556	2,705,314	2,092,864
Net sales per average gross square foot (7)	$412	$343	$374	$417	$448
Total gross square feet at end of period	4,540,095	4,239,497	3,817,442	3,334,694	2,596,863
Number of employees at end of period	20,600	15,800	14,100	12,500	11,250

See footnotes on page 10.

(1)	Except for the fiscal year ended February 3, 2001, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)	All amounts presented are from continuing operations and exclude Bluenotes’ results of operations for all periods. See Note 10 of the accompanying Consolidated Financial Statements for additional information regarding discontinued operations and the disposition of Bluenotes.
(3)	The comparable store sales increase for the period ended February 3, 2001 was compared to the corresponding 53-week period in the prior year.
(4)	Per share results for all periods presented have been restated to reflect the two-for-one stock split distributed on March 7, 2005. See Note 16 of the accompanying Consolidated Financial Statements for additional information regarding the stock split.
(5)	Amount represents cash dividends paid for two quarters only. Note that the Company’s first ever cash dividend was initiated during the third quarter of Fiscal 2004.
(6)	All amounts have been updated to reflect American Eagle operations only and exclude Bluenotes for all periods presented. See Note 10 of the accompanying Consolidated Financial Statements for additional information regarding the disposition of Bluenotes.
(7)	Net sales per average square foot is calculated using retail sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company’s Consolidated Financial Statements and should be read in conjunction with those statements and notes thereto.

Restatement of Prior Financial Information

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its historical method of accounting for rent holidays and tenant allowances, as more fully described below, was not in accordance with GAAP. As a result, the Company restated its previously filed Consolidated Financial Statements for the years ended January 31, 2004 and February 1, 2003. The Company also restated its quarterly financial information for Fiscal 2003 and the first three quarters of Fiscal 2004, as shown in Note 15 of the Consolidated Financial Statements. The restatement also affects periods prior to Fiscal 2002. The impact of the restatement on prior periods has been reflected as a cumulative adjustment of $5.3 million to retained earnings as of February 2, 2002 in the Consolidated Statement of Stockholders’ Equity.

Historically, the Company has recognized straight line rent expense for leases beginning on the store opening date. This had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent and recognizes construction allowances. In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company is now changing this practice to include the build-out period in the calculations of rent expense and construction allowance amortization.

Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the Company is changing its classification of construction allowances on its Consolidated Financial Statements to record them as deferred liabilities, which will be amortized as a reduction to rent expense. Furthermore, construction allowances will be presented within operating activities on its Consolidated Statements of Cash Flows. Historically, construction allowances have been classified on the Company’s Consolidated Balance Sheets as a reduction of property and equipment and the related amortization had been classified as a reduction to depreciation and amortization expense (over the lesser of the useful life or the life of the lease) on the consolidated statements of operations. The Company’s consolidated statements of cash flows have historically reflected construction allowances as a reduction of capital expenditures within investing activities.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement. Accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon. All referenced amounts for prior periods in this Annual Report on Form 10-K are presented on a restated basis.

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

Revenue Recognition. The Company records revenue for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue at the time the goods are shipped. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Revenue is recorded net of sales returns.

Revenue is not recorded on the sell-off of end-of-season, overstock and irregular merchandise to off-price retailers. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales. See Note 3 of the Consolidated Financial Statements for further discussion.

Merchandise Inventory. Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses.

The Company reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear merchandise. If inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price, additional markdowns may be necessary. These markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected. The Company also estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

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

Income Taxes. The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized.

Legal Proceedings and Claims. The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, Management records a reserve for estimated losses when the amount is probable and can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FIN 14, an interpretation of SFAS No. 5. As the Company has provided adequate reserves, it believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position or results of operations of the Company.

Self Insurance Reserve. The Company is self-insured for certain losses related to employee medical benefits. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Key Performance Indicators

Management of the Company evaluates the following items, which are considered key performance indicators, in assessing the Company’s performance:

Comparable store sales – A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Management considers comparable store sales to be an important indicator of the Company’s current performance. Comparable store sales results are important in achieving leveraging of our costs, including store payroll, store supplies, rent, etc. Positive comparable store sales contribute to greater leveraging of costs while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on the Company’s total net sales, cash and working capital.

Gross profit – Gross profit measures whether the Company is appropriately optimizing the price of its merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consists of compensation and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse effect on the Company’s gross profit and results of operations.

Operating income – Management views operating income as a key indicator of the Company’s success. The key drivers of operating income are comparable store sales, gross profit and the Company’s ability to control operating costs.

Store productivity – Store productivity, including sales per square foot, average unit retail price, number of transactions per store, number of units sold per store and number of units per transaction, is evaluated by Management in assessing the operational performance of the Company.

Inventory turnover – Management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity – Management evaluates cash flow from operations, investing and financing in determining the sufficiency of the Company’s cash position. Cash flow from operations has historically been sufficient to cover the Company’s uses of cash. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

Fiscal 2004 was a record year. Our merchandise assortments were fashion right and clearly focused on our target customers. Strong full-priced selling led to significantly reduced markdowns which drove our earnings improvement throughout the year.

Net sales for Fiscal 2004 increased 31.1% to $1.881 billion from $1.435 billion for Fiscal 2003 and our consolidated comparable store sales increased 21.4% compared to the corresponding period last year. Our comparable store sales increase was driven by a higher realized average unit retail price as well as increased transactions per store and increased units sold per store.

Operating income as a percent to sales rose to a record rate of 19.3% for Fiscal 2004 from 9.3% for the same period last year, driven by an improvement in our gross margin and leveraging of selling, general and administrative expenses. In addition to significantly lower markdowns, we achieved an increase in markon due to lower product costs. Strong comparable store sales also enabled us to leverage fixed expenses including rent and selling, general and administrative expenses.

Income from continuing operations for Fiscal 2004 increased 170% to $224.2 million, or $1.49 per diluted share, from $83.1 million, or $0.57 per diluted share last year. Income from continuing operations was 11.9% as a percent to net sales during Fiscal 2004, which is our highest rate to net sales ever.

Loss from discontinued operations for Fiscal 2004 decreased to $10.9 million, or $0.07 per diluted share, from $23.5 million, or $0.16 per diluted share last year. The Fiscal 2004 loss from discontinued operations represents the Bluenotes loss from operations of $6.1 million, as well as a $4.8 million loss recorded on the disposition. The Fiscal 2003 loss from discontinued operations represents Bluenotes’ loss from operations for the period, including a goodwill impairment charge of $14.1 million.

We ended Fiscal 2004 with $674.0 million in cash and short and long-term investments, an increase of $311.9 million from last year. During the year we continued to make significant investments in our business, including $97.3 million in capital expenditures, which related primarily to our new and remodeled stores in the U.S. and Canada, as well as the purchase of our corporate headquarters and distribution center near Pittsburgh, PA.

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	53.3	61.7	60.9

Gross profit	46.7	38.3	39.1
Selling, general and administrative expenses	23.8	24.8	23.8
Depreciation and amortization expense	3.6	4.2	3.8

Operating income	19.3	9.3	11.5
Other income, net	0.2	0.1	0.2

Income before income taxes	19.5	9.4	11.7
Provision for income taxes	7.6	3.6	4.5

Income from continuing operations	11.9%	5.8%	7.2%

As a result of the Bluenotes’ disposition during Fiscal 2004, the Company’s operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes the Company’s 846 U.S. and Canadian retail stores and the Company’s e-commerce operation, ae.com.

Comparison of Fiscal 2004 to Fiscal 2003

Net Sales

Net sales increased 31.1% to $1.881 billion from $1.435 billion. The sales increase was due to a 21.4% comparable store sales increase as well as a 7.1% increase in gross square feet, consisting primarily of the addition of 41 net new stores. The comparable store sales increase was driven by a higher average unit retail price, resulting primarily from fewer markdowns and an increase in the number of transactions per average store. Additionally, both the number of units sold per average store and the number of units sold per transaction increased during the year. Comparable store sales percentages increased in the mid-twenties in the women’s business over last year and the men’s comparable store sales percentage increased in the high teens.

A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Gross Profit

Gross profit as a percent to net sales increased to a record rate of 46.7% from 38.3% last year. The percentage increase was primarily attributed to an improvement in merchandise margins. Merchandise margins increased significantly for the period due primarily to lower markdowns as well as an improved markon, reflecting better sourcing and a continuation of our cost control initiatives, including reduced freight costs and lower sell-offs. Buying, occupancy and warehousing expenses declined as a percent to net sales due primarily to the leveraging of rent expense.

The Company’s gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as design costs in cost of sales. Other retailers may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses. See Note 2 of the Consolidated Financial Statements for a description of the Company’s accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 23.8% from 24.8% due to our strong comparable store sales results, as well as our cost control initiatives. During the period, we leveraged direct salaries, advertising, leasing costs, asset write-offs related to store closings, communications, travel and services purchased. These improvements were partially offset by the deleveraging of incentive compensation, which was not incurred in the prior year, as well as the deleveraging of holiday packaging.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.6% from 4.2% due primarily to the comparable store sales increase.

Other Income, Net

Other income, net increased to $4.1 million from $2.0 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment rates.

Income from Continuing Operations

Income from continuing operations increased 170% to a record of $224.2 million, or 11.9% as a percent to net sales, from $83.1 million, or 5.8% as a percent to net sales last year. Income from continuing operations per diluted share increased to $1.49 from $0.57 last year. The increase in income from continuing operations was attributable to the factors noted above.

Loss from Discontinued Operations

Loss from discontinued operations for Fiscal 2004 decreased to $10.9 million, or $0.07 per diluted share, from $23.5 million, or $0.16 per diluted share last year. The Fiscal 2004 loss from discontinued operations represents the Bluenotes loss from operations of $6.1 million, as well as a $4.8 million loss recorded on the disposition. The Fiscal 2003 loss from discontinued operations represents Bluenotes’ loss from operations for the period, including a goodwill impairment charge of $14.1 million.

Comparison of Fiscal 2003 to Fiscal 2002

Net Sales

Net sales increased 3.8% to $1.435 billion from $1.383 billion. The sales increase was due to an 11.1% increase in gross square feet, consisting primarily of the addition of 52 net new stores, offset by a comparable store sales decline of 6.6%. The comparable store sales decrease was driven by a lower average unit retail price as well as a decline in the number of transactions per average store, while the number of units sold per average store increased compared to a year ago. Comparable store sales in the women’s business declined in the mid single-digits for the period while the men’s comparable store sales decreased in the low double-digits.

Gross Profit

Gross profit as a percent to net sales declined to 38.3% from 39.1%. The percentage decrease was attributed to the deleveraging of buying, occupancy and warehousing costs offset by an improvement in merchandise margins. Buying, occupancy and warehousing expenses deleveraged due primarily to the deleveraging of rent expense. Merchandise margins increased for the period due primarily to an improved markon offset by increased markdowns as well as an increase in the liquidation of sell-off merchandise. Additionally, a reduction in the sales returns reserve contributed to the higher merchandise margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales increased to 24.8% from 23.8% due primarily to the deleveraging of compensation expense. Compensation expense deleveraged due primarily to the 6.6% decline in comparable store sales. Additionally, insurance expense and services purchased deleveraged. These increases were partially offset by the leveraging of communications, advertising and chargecard fees.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales increased to 4.2% from 3.8% due primarily to our store expansion, including new and remodeled stores.

Other Income, Net

Other income, net decreased to $2.0 million from $2.4 million due primarily to lower interest income partially offset by lower interest expense.

Income from Continuing Operations

Income from continuing operations decreased to $83.1 million, or 5.8% as a percent to net sales, from $99.6 million, or 7.2% as a percent to net sales. Income from continuing operations per diluted share decreased to $0.57 from $0.68. The decline in income from continuing operations was attributable to the factors noted above.

Loss from discontinued operations

Loss from discontinued operations increased to $23.5 million, or $0.16 per diluted share, from $11.5 million, or $0.08 per diluted share. The Fiscal 2003 loss from discontinued operations included a goodwill impairment charge of $14.1 million, which was not incurred during the prior year.

Liquidity and Capital Resources

The Company’s uses of cash are primarily for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements, the purchase of both short and long-term investments and the payment of dividends. Historically, these uses of cash have been met through cash flow from operations.

The following sets forth certain measures of the Company’s liquidity:

	January 29, 2005	January 31, 2004
		(Restated)
Working capital (in 000’s)	$574,375	$321,721
Current ratio	3.27	2.54

Net cash provided by operating activities from continuing operations totaled $368.7 million during Fiscal 2004. The Company’s major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory, operational costs, and the payment of taxes.

Investing activities from continuing operations for Fiscal 2004 included $97.3 million for capital expenditures and $173.9 million for the net purchase of investments. Capital expenditures consisted primarily of $56.8 million related to 50 new and 36 remodeled stores in the United States and Canada, as well as $20.0 million for the acquisition of our corporate headquarters and distribution center. The remaining capital expenditures related primarily to fixtures and improvements to existing stores and technological improvements.

The Company purchased both short and long-term investments during Fiscal 2004. We invest primarily in tax-exempt municipal bonds, taxable agency bonds and corporate notes with an original maturity between three and twenty-four months and an expected rate of return of approximately a 3% taxable equivalent yield. The Company places an emphasis on investing in tax-exempt and tax-advantaged asset classes. Additionally, all investments must have a highly liquid secondary market.

Cash provided by financing activities from continuing operations for Fiscal 2004 resulted from $57.5 million in proceeds from stock option exercises during the year partially offset by $16.9 million used for the early retirement of debt and termination of the related swap agreement, as further described below, as well as $8.8 million used for the payment of dividends.

The Company has an unsecured demand lending arrangement (the “facility”) with a bank to provide a $118.6 million line of credit at either the lender’s prime lending rate (5.25% at January 29, 2005) or at LIBOR plus a negotiated margin rate. The facility has a limit of $40.0 million to be used for direct borrowing. No borrowings were required against the line for the current or prior periods. At January 29, 2005, letters of credit in the amount of $55.0 million were outstanding on this facility, leaving a remaining available balance on the line of $63.6 million. The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution. At January 29, 2005, letters of credit in the amount of $17.6 million were outstanding on this facility, leaving a remaining available balance on the line of $32.4 million.

During Fiscal 2004, the Company retired its $29.1 million non-revolving term facility (the “term facility”) that it had in connection with its Canadian acquisition. The term facility required annual payments of $4.8 million, with interest at the one-month Bankers’ Acceptance Rate plus 140 basis points, and was originally scheduled to mature in December 2007. At redemption, the term facility had an outstanding balance, including foreign currency translation adjustments, of $16.2 million.

On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with the term facility. The swap amount decreased on a monthly basis beginning January 1, 2001 until the early termination of the agreement during Fiscal 2004. During Fiscal 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility. As a result, the Company reclassified approximately $0.4 million, net of tax, of unrealized net losses from other comprehensive income into earnings during Fiscal 2004.

The Company also had an $11.2 million revolving operating facility (the “operating facility”) that was used to support the working capital and capital expenditures of the acquired Canadian businesses. The operating facility was due in November 2003 and had four additional one-year extensions. During Fiscal 2003, the Company chose not to extend the operating facility.

On February 24, 2000, the Company’s Board of Directors authorized the repurchase of up to 7,500,000 shares of its stock. The Company did not purchase any shares of common stock on the open market during Fiscal 2004 as part of this stock repurchase program. The Company purchased 80,000 and 2,280,000 shares of common stock for approximately $0.6 million and $17.8 million on the open market during Fiscal 2003 and Fiscal 2002, respectively. Prior to Fiscal 2002, the Company had purchased approximately 3,740,000 shares of common stock on the open market under this stock repurchase program. As of January 31, 2005, approximately 1,400,000 shares remain authorized for repurchase. Additionally, during Fiscal 2003 and Fiscal 2002, the Company purchased 16,000 shares and 116,000 shares, respectively, from certain employees at market prices totaling $0.1 million and $1.6 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

During the third quarter of Fiscal 2004, our Board of Directors authorized the Company’s first-ever quarterly cash dividend of three cents per share, which was paid on October 8, 2004. A second quarterly dividend of three cents per share was paid on January 7, 2005. During the first quarter of Fiscal 2005, the Board voted to raise the Company’s cash dividend to an annual rate of twenty cents per share. A quarterly dividend of five cents per share was paid on April 8, 2005. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

We expect capital expenditures for Fiscal 2005 to be approximately $100 million, which will relate primarily to approximately 35 to 40 new American Eagle stores in the United States and Canada, and the remodeling of approximately 60 American Eagle stores in the United States. Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, information technology upgrades, distribution center improvements and the construction of a new data center. We plan to fund these capital expenditures through existing cash and cash generated from operations.

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

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes significant contractual obligations of the Company as of January 29, 2005:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases	$982,420	$135,410	$268,760	$250,354	$327,896
Purchase Obligations	88,970	85,004	3,579	387	—

Total Contractual Obligations	$1,071,390	$220,414	$272,339	$250,741	$327,896

In addition to the above purchase obligations, the Company has outstanding letters of credit attributed to inventory purchases, as stated in the table below.

Disclosure about Commercial Commitments

The following table summarizes significant commercial commitments of the Company as of January 29, 2005:

	Total Amount Committed	Amount of Commitment Expiration Per Period
(In thousands)		Less than 1 year	2-3 years	4-5 years	After 5 years
Letters of Credit	$72,576	$72,576	—	—	—

Total Commercial Commitments	$72,576	$72,576	—	—	—

Guarantees

In connection with the disposition of Bluenotes, the Company has provided guarantees related to two store leases that were assigned to 6295215 Canada Inc. (the “Purchaser”). These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.6 million as of January 29, 2005. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Purchaser, in accordance with the Bluenotes Asset Purchase Agreement.

In accordance with FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), as the Company issued the guarantees at the time it became secondarily liable under a new lease, no amounts have been accrued in the Company’s Consolidated Financial Statements related to these guarantees. Additionally, Management believes that the likelihood of having to perform under the guarantees is remote.

New Accounting Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments, in January 2003 and subsequently issued a revision of the Interpretation in December 2003 (“FIN 46R”). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. All provisions of FIN 46R were effective for the first reporting period ended after March 15, 2004. The Company fully adopted the provisions of FIN 46R during the three months ended May 1, 2004, which did not have an impact on the Company’s consolidated financial position, results of operations or liquidity because the Company has no interest in any variable interest entities.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 allows additional time for companies to determine how the American Jobs Creation Act of 2004 (the “Act”) affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of the Act. At this time, the Company has not yet identified qualified earnings that would be beneficial to repatriate. The Company will continue to monitor its foreign earnings during Fiscal 2005 to determine whether it is beneficial to repatriate earnings under the Act.

SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R).

SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company will adopt SFAS No. 123(R) in its third quarter of Fiscal 2005, beginning July 31, 2005, as required. The Company is currently in the process of determining the transition method that it will use to adopt the new standard.

The Company currently accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. As a result of using this method, the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and the use of the fair value method will have a significant impact on our results of operations. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in our pro forma disclosure as shown in Note 2 of the Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options. The amount of operating cash flows recognized for such excess tax deductions was $28.8 million, $0.7 million and $1.2 million in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Certain Relationships and Related Party Transactions

The Company and its wholly-owned subsidiaries historically had various transactions with related parties. The nature of the Company’s relationship with the related parties and a description of the respective transactions is stated below.

As of January 29, 2005, the Schottenstein-Deshe-Diamond families (the “families”) owned 17% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation (“SSC”), which includes a publicly-traded subsidiary, Retail Ventures, Inc. (“RVI”), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II (“Linmar Realty”) until June 4, 2004. During Fiscal 2004, the Company implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families as of January 29, 2005. We believe that the terms of the prior transactions were as favorable to the Company as those that could have been obtained from unrelated third parties. The Company had the following transactions with these related parties during Fiscal 2004, Fiscal 2003 and Fiscal 2002.

•	The Company acquired Linmar Realty Company II, a general partnership that owned the Company’s corporate headquarters and distribution center. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties.

•	The Company sold portions of its end-of-season, overstock and irregular merchandise to RVI.

•	SSC and its affiliates charged the Company for an allocated cost of various professional services provided to the Company, including certain legal, real estate, travel and insurance services.

•	The Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft. The Company incurred operating costs and usage fees under this arrangement.

See Note 3 of the Consolidated Financial Statements and Part III, Item 13 of this Form 10-K for additional information regarding related party transactions.

Income Taxes

As of January 29, 2005, the Company had deferred tax assets of $9.6 million associated with Canadian tax loss carryforwards. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 37% effective tax rate, we will need to recognize pretax net income of approximately $26 million in future periods to realize this deferred tax asset.

For the year ended January 31, 2004, a valuation allowance was provided against the deferred tax asset that resulted from a capital loss carryforward in the amount of $1.4 million. Management believes that it is no longer more likely than not that the previously identified tax strategies will enable the Company to utilize the capital loss carryforward prior to its July 2006 expiration date. The effective tax rate used for the provision of income tax approximated 39%.

The recently enacted American Jobs Creation Act of 2004 allows U.S. companies to repatriate earnings from their foreign subsidiaries and receive an 85% deduction for eligible dividends. At this time, the Company has not yet identified qualified earnings that would be beneficial to repatriate. The Company will continue to monitor its foreign earnings during Fiscal 2005 to determine whether it is beneficial to repatriate earnings under the Act.

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

Safe Harbor Statement, Seasonality and Risk Factors

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 35 to 40 American Eagle stores in the U.S. and Canada in Fiscal 2005,

•	the selection of approximately 60 American Eagle stores in the U.S. for remodeling or refurbishment in Fiscal 2005,

•	the possibility of growth through acquisitions and/or internally developing new brands,

•	the expected payment of a dividend in future periods, and

•	the expected completion of our external trading partners’ security procedure validation process by the Bureau of Customs and Border Protection during 2005.

We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

Our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner

The Company’s future success depends, in part, upon its ability to identify and respond to fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise typically must be ordered well in advance of the selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still susceptible to changing fashion trends and fluctuations in customer demands.

In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially during our peak selling seasons. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by the Company, could, among other things, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.

The effect of competitive pressures from other retailers and other business factors

The specialty retail industry is highly competitive. The Company competes primarily on the basis of quality, fashion, service, selection and price. There can be no assurance that the Company will be able to successfully compete in the future.

The success of the Company’s operations also depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, and consumer confidence. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting the Company’s continued growth and results of operations.

Our ability to grow through new store openings and existing store remodels and expansions

The Company’s continued growth and success will depend in part on its ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2005, the Company plans to open approximately 35 to 40 new American Eagle stores in the U.S. and Canada. Additionally, the Company plans to remodel or expand approximately 60 existing stores during Fiscal 2005. Accomplishing the Company’s new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of the Company’s buying and inventory capabilities. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company’s operations or operate its new and remodeled stores profitably.

Our ability to grow through the internal development of a new brand

During Fiscal 2004, the Company announced that it would begin development of a new brand concept. The ability to succeed in this new concept requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that the Company will be able to develop a new concept that will grow or become profitable. If we are unable to succeed in developing a profitable new brand, this could adversely impact the Company’s continued growth and results of operations.

Our ability to continue the Company’s current level of sales and earnings growth

During Fiscal 2004, the Company realized substantial growth in both sales and earnings. A number of factors have historically affected, and will continue to affect, the Company’s rate of growth and performance. These factors include, among other things, customer trends and preferences, competition, economic conditions and new store openings. There can be no assurance that the Company will be able to continue the rates of growth or performance experienced in its last fiscal year. Additionally, any decline in the Company’s future growth or performance could have a material adverse effect on the market price of the Company’s common stock.

The interruption of the flow of merchandise from key vendors, including the effect of the elimination of quota restraints

The Company purchases merchandise from domestic and foreign suppliers. Historically, a majority of the Company’s merchandise has been purchased from foreign suppliers. Since we rely on a small number of foreign sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier or a significant labor dispute could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom’s enforcement actions, or political or economic disruptions.

Since the time of the attack on the World Trade Centers in 2001, the Company believes that there has been an increased risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. The Company has instituted policies and procedures to prevent such actions including, but not limited to, a significant increase in the number of factory audits performed; the revision of our factory audit protocol to include all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, the Company has become a certified member of the Customs – Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with Customs to strengthen overall supply chain security. The Company cannot predict at this time the likelihood of such events, the extent of their impact, if any, and the possible effect on the Company’s operations.

As a member of the World Trade Organization (“WTO”), the U.S. agreed to a world wide phase out of textile quotas on January 1, 2005, resulting in the removal of country specific restrictions on the quantity of goods being imported into the U.S. Notwithstanding these general phase outs, under the terms of the People’s Republic of China’s accession agreement to the WTO, the U.S. was empowered to impose “Temporary Safeguard” quotas on certain categories of textile merchandise manufactured in China if there was an affirmative determination by government agencies that imports of such products were disruptive to the U.S. market. The Company believes that such temporary quotas may be applied during Fiscal 2005. In addition, the Company believes that further steps may be taken, such as the application for imposition of anti-dumping or countervailing duties, to impede the importation of textile goods from China. Any of the foregoing actions could have a significant impact on worldwide sourcing patterns during Fiscal 2005; however, the likelihood of such events, the extent of their impact, if any, and the possible effect on the Company’s purchasing patterns and costs, cannot be determined at this time.

We do not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2004, the third and fourth fiscal quarters accounted for approximately 61% of our sales and approximately 74% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

The effect of expensing employee stock option grants

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”). The Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Under SFAS No. 123(R), all forms of share-based payments to employees, including grants of employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the Statement of Operations.

Currently, the Company accounts for its stock-based compensation plans under APB No. 25 and provides the related pro forma information regarding net income and earnings per share, as required by SFAS No. 123, as amended by SFAS No. 148, in Note 2 of the Consolidated Financial Statements. The Company will adopt SFAS No. 123(R) in its third quarter of Fiscal 2005, beginning July 31, 2005, as required. The Company is currently in the process of determining the transition method that it will use to adopt the new standard. When we implement SFAS No. 123(R), the requirement to recognize the cost of share-based payments in our Consolidated Statement of Operations will have an adverse affect on our reported net income.

Our reliance on key personnel

The Company’s success depends to a significant extent upon the continued services of its key personnel, including senior management, as well as its ability to attract and retain qualified key personnel and skilled employees in the future. The Company’s operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company’s management.

Our ability to successfully upgrade and maintain our information systems

The Company relies upon its various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace these systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s business.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002

In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, the Company must continuously document, test, monitor and enhance its internal control over financial reporting. There can be no assurance that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock. See Part II, Item 9A of this Form 10-K for additional information.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash equivalents and investments. The impact on cash and investments held at the end of Fiscal 2004 from a hypothetical 10% decrease in interest rates would have been a decrease in net income of approximately $1.1 million during Fiscal 2004.

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. The recent weakening of the U.S. dollar compared to the Canadian dollar has positively impacted our net sales and any operating income generated by our Canadian businesses. As of January 29, 2005, a 10% change in the Canadian foreign exchange rate would have resulted in an increase or decrease in net income of approximately $1.6 million during Fiscal 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, during the period ended January 29, 2005, the Company corrected its policies for accounting for leases and tenant allowances. The prior periods presented have been restated for this correction.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

Pittsburgh, Pennsylvania

April 8, 2005

AMERICAN EAGLE OUTFITTERS, INC. CONSOLIDATED BALANCE SHEETS

(In thousands)	January 29, 2005	January 31, 2004
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$275,061	$137,087
Short-term investments	314,546	200,725
Merchandise inventory	137,991	120,586
Accounts and note receivable, including related party	26,432	24,129
Prepaid expenses and other	25,856	27,589
Deferred income taxes	47,754	20,584

Total current assets	827,640	530,700

Property and equipment, at cost, net of accumulated depreciation and amortization	353,213	340,955
Goodwill	10,136	10,136
Long-term investments	84,416	24,357
Other assets, net	18,254	26,266

Total assets	$1,293,659	$932,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76,344	$71,330
Current portion of note payable	—	4,832
Accrued compensation and payroll taxes	36,008	14,409
Accrued rent	45,089	40,668
Accrued income and other taxes	33,926	28,669
Unredeemed stored value cards and gift certificates	32,724	25,785
Current portion of deferred lease credits	9,798	10,261
Other liabilities and accrued expenses	19,376	13,025

Total current liabilities	253,265	208,979

Non-current liabilities:
Note payable	—	13,874
Deferred lease credits	57,758	53,936
Other non-current liabilities	19,150	18,248

Total non-current liabilities	76,908	86,058

Commitments and contingencies	—	—
Stockholders’ equity	963,486	637,377

Total liabilities and stockholders’ equity	$1,293,659	$932,414

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Net sales	$1,881,241	$1,435,436	$1,382,923
Cost of sales, including certain buying, occupancy and warehousing expenses	1,003,433	885,939	841,968

Gross profit	877,808	549,497	540,955
Selling, general and administrative expenses	446,829	356,261	328,733
Depreciation and amortization expense	68,273	59,965	53,361

Operating income	362,706	133,271	158,861
Other income, net	4,129	2,016	2,418

Income before income taxes	366,835	135,287	161,279
Provision for income taxes	142,603	52,179	61,635

Income from continuing operations	224,232	83,108	99,644
Loss from discontinued operations, net of income tax benefit	(10,889)	(23,486)	(11,536)

Net income	$213,343	$59,622	$88,108

Basic income per common share:
Income from continuing operations	$1.55	$0.59	$0.69
Loss from discontinued operations	(0.08)	(0.17)	(0.08)

Net income per basic share	$1.47	$0.42	$0.61

Diluted income per common share:
Income from continuing operations	$1.49	$0.57	$0.68
Loss from discontinued operations	(0.07)	(0.16)	(0.08)

Net income per diluted share	$1.42	$0.41	$0.60

Weighted average common shares outstanding - basic	145,150	142,226	143,418

Weighted average common shares outstanding - diluted	150,244	144,414	145,566

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Net income	$213,343	$59,622	$88,108
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(231)	(84)	58
Foreign currency translation adjustment	7,315	3,958	1,502
Reclassification adjustment for losses realized in net income related to the sale of Bluenotes	2,467	—	—
Unrealized derivative gains (losses) on cash flow hedge, net of tax	71	(148)	299
Reclassification adjustment for losses realized in net income related to termination of the cash flow hedge, net of tax	437	—	—

Other comprehensive income	10,059	3,726	1,859

Comprehensive income	$223,402	$63,348	$89,967

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Shares (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Deferred Compensation Expense	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
Balance at February 2, 2002 (Previously reported)	71,906	$731	$151,227	$379,787	$(24,852)	$(2,946)	$(1,895)	$502,052
Cumulative effect of restatement on prior years (see Note 2)	—	—	—	(5,259)	—	—	(1)	(5,260)

Balance at February 2, 2002 (Restated)	71,906	731	151,227	374,528	(24,852)	(2,946)	(1,896)	496,792

Stock options and restricted stock	339	2	3,613	—	—	693	—	4,308
Repurchase of common stock	(1,198)	—	—	—	(19,477)	—	—	(19,477)
Net income	—	—	—	88,108	—	—	—	88,108
Other comprehensive income, net of tax	—	—	—	—	—	—	1,859	1,859

Balance at February 1, 2003 (Restated)	71,047	733	154,840	462,636	(44,329)	(2,253)	(37)	571,590

Stock options and restricted stock	192	2	1,934	—	—	1,192	—	3,128
Repurchase of common stock	(48)	—	—	—	(689)	—	—	(689)
Net income	—	—	—	59,622	—	—	—	59,622
Other comprehensive income, net of tax	—	—	—	—	—	—	3,726	3,726

Balance at January 31, 2004 (Restated)	71,191	735	156,774	522,258	(45,018)	(1,061)	3,689	637,377

Stock options and restricted stock	3,553	35	112,259	—	—	(746)	—	111,548
Two-for-one stock split – March 7, 2005	74,744	747	(747)	—	—	—	—	—
Net income	—	—	—	213,343	—	—	—	213,343
Other comprehensive income, net of tax	—	—	—	—	—	—	10,059	10,059
Cash dividends ($0.06 per share) (2)	—	—	—	(8,841)	—	—	—	(8,841)

Balance at January 29, 2005	149,488	$1,517	$268,286	$726,760	$(45,018)	$(1,807)	$13,748	$963,486

(1)	250 million authorized, 156 million issued and 149 million outstanding, $.01 par value common stock at January 29, 2005, 250 million authorized, 149 million issued and 142 million outstanding at January 31, 2004 and 250 million authorized, 148 million issued and 142 million outstanding at February 1, 2003. The Company has 5 million authorized, with none issued or outstanding, $.01 par value preferred stock at January 29, 2005, January 31, 2004 and February 1, 2003.

(2)	Amount represents cash dividends paid for two quarters only. Note that the Company’s first ever cash dividend was initiated during the third quarter of Fiscal 2004.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Operating activities:
Net income	$213,343	$59,622	$88,108
Loss from discontinued operations	10,889	23,486	11,536

Income from continuing operations	224,232	83,108	99,644
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	68,273	59,965	53,361
Stock compensation	25,166	1,192	853
Deferred income taxes	(17,087)	13,008	8,012
Tax benefit from exercise of stock options	28,800	674	1,155
Other adjustments	2,796	5,999	3,091
Changes in assets and liabilities:
Merchandise inventory	(25,840)	6,681	(34,516)
Accounts and note receivable, including related party	3,878	(9,344)	4,941
Prepaid expenses and other	1,918	3,342	(8,495)
Accounts payable	4,466	21,124	12,752
Unredeemed stored value cards and gift certificates	7,373	2,725	5,226
Deferred lease credits	3,359	5,290	9,999
Accrued liabilities	41,349	21,437	(20,967)

Total adjustments	144,451	132,093	35,412

Net cash provided by operating activities from continuing operations	368,683	215,201	135,056

Investing activities:
Capital expenditures	(97,288)	(77,544)	(78,787)
Purchase of investments	(483,083)	(353,486)	(132,532)
Sale of investments	309,203	203,755	102,265
Other investing activities	(14)	(1,513)	(5,102)

Net cash used for investing activities from continuing operations	(271,182)	(228,788)	(114,156)

Financing activities:
Payments on note payable and line of credit	(2,655)	(5,434)	(9,555)
Retirement of note payable and termination of swap agreement	(16,915)	—	—
Proceeds from borrowings from line of credit	—	—	4,777
Repurchase of common stock	—	(689)	(19,476)
Net proceeds from stock options exercised	57,533	1,139	1,840
Payment of cash dividend	(8,841)	—	—

Net cash provided by (used for) financing activities from continuing operations	29,122	(4,984)	(22,414)

Effect of exchange rates on cash	1,903	1,055	275

Net cash provided by (used for) discontinued operations	9,448	(11,618)	(12,938)

Net increase (decrease) in cash and cash equivalents	137,974	(29,134)	(14,177)
Cash and cash equivalents - beginning of period	137,087	166,221	180,398

Cash and cash equivalents - end of period	$275,061	$137,087	$166,221

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 29, 2005

1. Business Operations

The Company designs, markets, and sells its American Eagle brand of relaxed, casual clothing for 15 to 25 year olds in its United States and Canadian retail stores. We also operate via the Internet at ae.com. The American Eagle brand provides high quality merchandise at affordable prices. American Eagle’s collection offers modern basics like jeans, cargo pants, and graphic T’s as well as a stylish assortment of accessories, outerwear and footwear. The Company operates retail stores located primarily in regional enclosed shopping malls in the United States and Canada.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Men’s apparel and accessories	34%	35%	38%
Women’s apparel and accessories	61%	60%	57%
Footwear – men’s and women’s	5%	5%	5%

Total	100%	100%	100%

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 29, 2005, the Company operated in one reportable segment, American Eagle.

In December 2004, the Company completed the disposition of Bluenotes, which refers to the Bluenotes/Thriftys specialty apparel chain which we operated in Canada. As a result, the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented (note that amounts in the Company’s Consolidated Balance Sheets have not been reclassified to reflect Bluenotes as discontinued operations). Prior to the disposition, Bluenotes was presented as a separate reportable segment. Additional information regarding the disposition is contained in Note 10 of the Consolidated Financial Statements.

Fiscal Year

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2004,” “Fiscal 2003” and “Fiscal 2002” refer to the fifty-two week periods ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. “Fiscal 2005” refers to the fifty-two week period ending January 28, 2006.

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

Restatement of Prior Financial Information

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its historical method of accounting for rent holidays and tenant allowances, as more fully described below, was not in accordance with GAAP. As a result, the Company restated its previously filed Consolidated Financial Statements for the years ended January 31, 2004 and February 1, 2003. The Company also restated its quarterly financial information for Fiscal 2003 and the first three quarters of Fiscal 2004, as shown in Note 16 of the Consolidated Financial Statements. The restatement also affects periods prior to Fiscal 2002. The impact of the restatement on prior periods has been reflected as a cumulative adjustment of $5.3 million to retained earnings as of February 2, 2002 in the Consolidated Statement of Stockholders’ Equity.

Historically, the Company has recognized straight line rent expense for leases beginning on the store opening date. This had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent and recognizes construction allowances. In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company is now changing this practice to include the build-out period in the calculations of rent expense and construction allowance amortization.

Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the Company is changing its classification of construction allowances on its Consolidated Financial Statements to record them as deferred liabilities, which will be amortized as a reduction to rent expense. Furthermore, construction allowances will be presented within operating activities on its Consolidated Statements of Cash Flows. Historically, construction allowances have been classified on the Company’s Consolidated Balance Sheets as a reduction of property and equipment and the related amortization had been classified as a reduction to depreciation and amortization expense (over the lesser of the useful life or the life of the lease) on the consolidated statements of operations. The Company’s consolidated statements of cash flows have historically reflected construction allowances as a reduction of capital expenditures within investing activities.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement. Accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon. All referenced amounts for prior periods in this Annual Report on Form 10-K are presented on a restated basis.

The following is a summary of the effects of the restatement adjustments on our Consolidated Financial Statements.

	Consolidated Statements of Operations
(In thousands, except per share amounts)	As Previously Reported (1)	Adjustments	As Restated
Fiscal year ended January 31, 2004
Cost of sales	$895,444	$(9,505)	$885,939
Gross profit	539,992	9,505	549,497
Selling, general and administrative expenses	354,749	1,512	356,261
Depreciation and amortization expense	51,355	8,610	59,965
Operating income	133,888	(617)	133,271
Income before income taxes	135,904	(617)	135,287
Provision for income taxes	52,418	(239)	52,179
Income from continuing operations	83,486	(378)	83,108
Net income	60,000	(378)	59,622
Basic income from continuing operations per common share	0.59	—	0.59
Diluted income from continuing operations per common share	0.58	(0.01)	0.57
Basic income per common share	0.42	—	0.42
Diluted income per common share	0.42	(0.01)	0.41

Fiscal year ended February 1, 2003
Cost of sales	$848,813	$(6,845)	$841,968
Gross profit	534,110	6,845	540,955
Selling, general and administrative expenses	328,185	548	328,733
Depreciation and amortization expense	46,040	7,321	53,361
Operating income	159,885	(1,024)	158,861
Income before income taxes	162,303	(1,024)	161,279
Provision for income taxes	62,032	(397)	61,635
Income from continuing operations	100,271	(627)	99,644
Net income	88,735	(627)	88,108
Basic income from continuing operations per common share	0.70	(0.01)	0.69
Diluted income from continuing operations per common share	0.69	(0.01)	0.68
Basic income per common share	0.62	(0.01)	0.61
Diluted income per common share	0.61	(0.01)	0.60

(1)	Amounts have been reclassified to reflect the Bluenotes’ results of operations as discontinued operations. See Note 10 of the Consolidated Financial Statements for additional information.

	Consolidated Balance Sheets
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
As of January 31, 2004
Accounts and note receivable, including related party	$22,820	$1,309	$24,129
Deferred income taxes	16,816	3,768	20,584
Total current assets	525,623	5,077	530,700
Property and equipment, at cost, net of accumulated depreciation and amortization	278,689	62,266	340,955
Total assets	865,071	67,343	932,414
Accrued rent	30,985	9,683	40,668
Current portion of deferred lease credits	—	10,261	10,261
Total current liabilities	189,035	19,944	208,979
Deferred lease credits	—	53,936	53,936
Other non-current liabilities	18,492	(244)	18,248
Total non-current liabilities	32,366	53,692	86,058
Stockholders’ equity	643,670	(6,293)	637,377
Total liabilities and stockholders’ equity	865,071	67,343	932,414

Recent Financial Accounting Standards Board Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Instruments, in January 2003 and subsequently issued a revision of the Interpretation in December 2003 (“FIN 46R”). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. All provisions of FIN 46R were effective for the first reporting period ended after March 15, 2004. The Company fully adopted the provisions of FIN 46R during the three months ended May 1, 2004, which did not have an impact on the Company’s consolidated financial position, results of operations or liquidity because the Company has no interest in any variable interest entities.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 allows additional time for companies to determine how the American Jobs Creation Act of 2004 (the “Act”) affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of the Act. At this time, the Company has not yet identified qualified earnings that would be beneficial to repatriate. The Company will continue to monitor its foreign earnings during Fiscal 2005 to determine whether it is beneficial to repatriate earnings under the Act.

SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R).

SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company will adopt SFAS No. 123(R) in its third quarter of Fiscal 2005, beginning July 31, 2005, as required. The Company is currently in the process of determining the transition method that it will use to adopt the new standard.

The Company currently accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. As a result of using this method, the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and the use of the fair value method will have a significant impact on our results of operations. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in our pro forma disclosure within the Stock Option Plan section of Note 2 of the Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options. The amount of operating cash flows recognized for such excess tax deductions was $28.8 million, $0.7 million and $1.2 million during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 8 of the Consolidated Financial Statements).

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At January 29, 2005, Management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments. The fair value of long-term investments is estimated based on quoted market prices for those or similar investments. The estimated fair value of the Company’s long-term investments at January 29, 2005 and January 31, 2004 was $84.2 million and $24.3 million, respectively. Considerable judgment is required when interpreting market information and other data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Cash in excess of operating requirements is invested in taxable or tax-exempt fixed income notes or bonds. As of January 29, 2005, short-term investments included investments with an original maturity of greater than three months (averaging approximately six months) and consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available for sale. The Company had previously included auction rate securities as a component of cash and cash equivalents on its Consolidated Balance Sheets, but has now determined that categorization as a component of short-term investments is more appropriate. Accordingly, these auction rate securities have been reclassified from cash and cash equivalents to short-term investments for all periods presented. This reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows. The purchase and sale of auction rate securities previously presented as cash and cash equivalents have been reclassified to investing activities for all periods presented.

The following table summarizes our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, and our short-term investments:

(In thousands, except per share amounts) Balance at January 29, 2005	Cost	Fair Value	Cash and Cash Equivalents	Short-term Investments
Original maturity less than 91 days
Cash and money market investments	$90,200	$90,200	$90,200	$—
Tax exempt investments	148,685	148,685	148,685	—
Taxable investments	36,176	36,176	36,176	—
Original maturity greater than 91 days
Tax exempt investments	305,726	305,726	—	305,726
Taxable investments	8,820	8,820	—	8,820

Total	$589,607	$589,607	$275,061	$314,546

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company recognizes its inventory at the point when it arrives at one of our deconsolidation centers.

The Company reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected.

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the estimated useful lives as follows:

Buildings	25 to 40 years
Leasehold improvements	5 to 10 years
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. The Company recognized $1.4 million, $1.4 million and $0.5 million in impairment losses during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on February 3, 2002, the beginning of Fiscal 2002. In accordance with SFAS No. 142, Management evaluates goodwill for impairment by comparing the fair value of the reporting unit to the book value. At the time of adoption, the book value of goodwill was assigned to the Company’s American Eagle and Bluenotes reporting units. Approximately $10.3 million and $13.7 million in goodwill was assigned to American Eagle and Bluenotes, respectively. The fair value of the Company’s reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized.

Due to the unanticipated and continued weak performance of the Bluenotes division during Fiscal 2003, the Company believed that certain indicators of impairment were present. At that time, an impairment test was performed in accordance with SFAS No. 142 and the Company determined that the carrying value of the goodwill was impaired. As a result, the Company recorded a $14.1 million impairment loss during Fiscal 2003, which reduced the goodwill carrying value to zero. Due to the disposition of Bluenotes during Fiscal 2004, this impairment loss has been reclassified to discontinued operations in the accompanying Consolidated Financial Statements.

The Company has approximately $10.1 million of goodwill remaining at January 29, 2005, which is attributed to the American Eagle reportable segment.

Long-term Investments

As of January 29, 2005, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding five years (averaging approximately twenty-four months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

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

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts promised to the Company by its landlords as part of the negotiated lease terms. The Company records a receivable and a deferred lease credit liability at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord.

Self Insurance Reserve

The Company is self-insured for certain losses related to employee medical benefits. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Interest Rate Swap

During Fiscal 2004, the Company terminated its interest rate swap agreement, which was previously used to manage interest rate risk. The derivative effectively changed the interest rate on the borrowings under the non-revolving term facility from a variable rate to a fixed rate. The Company recognized its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative that was designated and met all the required criteria for a cash flow hedge were recorded in accumulated other comprehensive income (loss). During Fiscal 2003, unrealized net losses on derivative instruments of approximately $0.1 million, net of related tax effects, were recorded in other comprehensive income (loss). On October 1, 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility. As a result, the Company reclassified approximately $0.4 million, net of tax, of unrealized net losses into earnings during Fiscal 2004. The Company does not hold or issue derivative financial instruments for trading purposes.

Stock Repurchases

On February 24, 2000, the Company’s Board of Directors authorized the repurchase of up to 7,500,000 shares of its stock. The Company did not purchase any shares of common stock on the open market during Fiscal 2004 as part of this stock repurchase program. The Company purchased 80,000 and 2,280,000 shares of common stock for approximately $0.6 million and $17.8 million on the open market during Fiscal 2003 and Fiscal 2002, respectively. As of January 31, 2005, approximately 1,400,000 shares remain authorized for repurchase. Additionally, during Fiscal 2003 and Fiscal 2002, the Company purchased 16,000 shares and 116,000 shares, respectively, from certain employees at market prices totaling $0.1 million and $1.6 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

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

Stock Option Plan

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The pro forma information below is based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”), issued in December 2002. SFAS No. 148 requires that the pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Risk-free interest rates	2.9%	2.6%	4.6%
Dividend yield	0.48%	None	None
Volatility factors of the expected market price of the Company’s common stock	31.4%	50.3%	62.9%
Weighted-average expected life	6 years	5 years	5 years
Expected forfeiture rate	13.6%	11.5%	10.2%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Years Ended
(In thousands, except per share amounts)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Net income, as reported	$213,343	$59,622	$88,108
Add: stock-based compensation expense included in reported net income, net of tax	1,301	767	592
Less: total stock-based compensation expense determined under fair value method, net of tax	(10,948)	(14,463)	(8,489)

Pro forma net income	$203,696	$45,926	$80,211

Basic income per common share:
As reported	$1.47	$0.42	$0.61
Pro forma	$1.40	$0.32	$0.56
Diluted income per common share:
As reported	$1.42	$0.41	$0.60
Pro forma	$1.36	$0.32	$0.55

Revenue Recognition

The Company records revenue for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue at the time the goods are shipped. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Revenue is recorded net of sales returns.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. Costs associated with the production of television advertising are expensed over the life of the campaign. All other advertising costs are expensed as incurred. The Company recognized $41.4 million, $44.8 million and $44.4 million in advertising expense during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Design Costs

The Company has certain design costs, including compensation, rent, travel, supplies and samples, which are included in cost of sales as the respective inventory is sold.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, Management records a reserve for estimated losses when the amount is probable and can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FIN 14, an interpretation of SFAS No. 5. As the Company has provided adequate reserves, it believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position or results of operations of the Company.

Supplemental Disclosures of Cash Flow Information

	For the Years Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Cash paid during the periods for:
Income taxes	$121,138	$25,496	$64,547
Interest	$1,188	$1,510	$1,964

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock equivalents (stock options and restricted stock).

	For the Years Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Net income	$213,343	$59,622	$88,108
Weighted average common shares outstanding:
Basic shares	145,150	142,226	143,418
Dilutive effect of stock options and non-vested restricted stock	5,094	2,188	2,148

Diluted shares	150,244	144,414	145,566

Options to purchase 1,327,000, 10,543,000 and 10,876,000 shares of common stock during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

Segment Information

As a result of the Bluenotes’ disposition during Fiscal 2004 (see Note 10 of the Consolidated Financial Statements), the Company’s operations are now conducted in one reportable segment. Prior to its disposition, Bluenotes was presented as a separate reportable segment.

The following is geographical information as of and for the years ended January 29, 2005, January 31, 2004 and February 1, 2003:

(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Net sales (1):
United States	$1,751,776	$1,339,636	$1,304,890
Foreign (2)	129,465	95,800	78,033

Total net sales	$1,881,241	$1,435,436	$1,382,923

Long-lived assets, net:
United States	$320,021	$295,557	$279,692
Foreign	43,328	55,534	68,844

Total long-lived assets, net	$363,349	$351,091	$348,536

(1)	Net sales data represents American Eagle operations only. Bluenotes’ net sales amounts have been excluded as they are being presented in discontinued operations. See Note 10 of the Consolidated Financial Statements for additional information regarding Bluenotes.
(2)	Amounts represent sales from American Eagle’s Canadian retail stores, as well as AE Direct sales which are billed to and/or shipped to foreign countries, including Canada.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2004 presentation.

3. Related Party Transactions

The Company and its wholly-owned subsidiaries historically had various transactions with related parties. The nature of the Company’s relationship with the related parties and a description of the respective transactions is stated below.

As of January 29, 2005, the Schottenstein-Deshe-Diamond families (the “families”) owned 17% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation (“SSC”), which includes a publicly-traded subsidiary, Retail Ventures, Inc. (“RVI”), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II (“Linmar Realty”) until June 4, 2004. During Fiscal 2004, the Company implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families as of January 29, 2005. We believe that the terms of the prior transactions were as favorable to the Company as those that could have been obtained from unrelated third parties. The Company had the following transactions with these related parties during Fiscal 2004, Fiscal 2003 and Fiscal 2002.

During Fiscal 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, acquired for $20.0 million Linmar Realty Company II, a general partnership that owned the Company’s corporate headquarters and distribution center. The acquisition price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the consolidated balance sheet during the three months ended July 31, 2004 and is being depreciated over its anticipated useful life of twenty-five years. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties. Rent expense was $0.8 million during Fiscal 2004 and $2.4 million during both Fiscal 2003 and Fiscal 2002 under the lease.

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, including RVI. These sell-offs, which are without recourse, are typically sold below cost and the proceeds are reflected in cost of sales. During April 2004, the Company entered into an agreement with an independent third-party vendor for the sale of merchandise sell-offs, thus reducing sell-offs to related parties. Below is a summary of merchandise sell-offs for Fiscal 2004, Fiscal 2003 and Fiscal 2002:

(In thousands)	Related Party	Non-Related Party	Total
Fiscal 2004
Marked-down cost of merchandise disposed of via sell-offs	$147	$15,633	$15,780
Proceeds from sell-offs	148	15,273	15,421

Increase (decrease) to cost of sales	$(1)	$360	$359

Fiscal 2003
Marked-down cost of merchandise disposed of via sell-offs	$12,924	$23,538	$36,462
Proceeds from sell-offs	13,256	18,688	31,944

Increase (decrease) to cost of sales	$(332)	$4,850	$4,518

Fiscal 2002
Marked-down cost of merchandise disposed of via sell-offs	$7,787	$12,462	$20,249
Proceeds from sell-offs	7,639	11,360	18,999

Increase to cost of sales	$148	$1,102	$1,250

At January 29, 2005, the Company did not have a balance in accounts receivable that pertained to related parties. At January 31, 2004, approximately $4.2 million was included in accounts receivable pertaining to related party merchandise sell-offs as well as a corporate aircraft arrangement, which is further discussed below.

SSC and its affiliates charge the Company for various professional services provided to the Company, including certain legal, real estate, travel and insurance services. For Fiscal 2004, Fiscal 2003 and Fiscal 2002, the Company paid approximately $0.2 million, $0.9 million and $0.5 million, respectively, for these services.

During Fiscal 2004, the Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft. The Company paid $0.1 million during Fiscal 2004 and $1.0 million during Fiscal 2003 and Fiscal 2002 to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement.

See Part III, Item 13 of this Form 10-K for additional information regarding related party transactions.

4. Accounts and Note Receivable

Accounts and note receivable are comprised of the following:

(In thousands)	January 29, 2005	January 31, 2004
		(Restated)
Fabric	$2,871	$5,136
Related party	—	4,219
Construction allowances	6,801	5,188
Sell-offs to non-related parties	6,657	2,479
Taxes	2,584	2,319
Distribution services	2,015	1,040
Sale of Bluenotes	2,707	—
Other	2,797	3,748

Total	$26,432	$24,129

The fabric receivable represents amounts due from a third party vendor for fabric purchased by the Company and sold to the respective vendor. Upon receipt of the finished goods from the vendor, the Company records the full cost of the merchandise in inventory, and reduces the amount of payment due to the third party by the respective fabric receivable.

5. Property and Equipment

Property and equipment consists of the following:

(In thousands)	January 29, 2005	January 31, 2004
		(Restated)
Land	$4,655	$2,355
Buildings	36,301	20,999
Leasehold improvements	358,408	354,406
Fixtures and equipment	218,050	187,304
Construction in progress	2,318	1,693

	619,732	566,757
Less: Accumulated depreciation and amortization	(266,519)	(225,802)

Net property and equipment	$353,213	$340,955

Depreciation expense is summarized as follows:

	For the Years Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Depreciation expense	$66,326	$59,083	$52,128

6. Note Payable and Other Credit Arrangements

Unsecured Demand Lending Arrangement

The Company has an unsecured demand lending arrangement (the “facility”) with a bank to provide a $118.6 million line of credit at either the lender’s prime lending rate (5.25% at January 29, 2005) or at LIBOR plus a negotiated margin rate. The facility has a limit of $40.0 million to be used for direct borrowing. Because there were no borrowings during any of the past three years, there were no amounts paid for interest on this facility. At January 29, 2005, letters of credit in the amount of $55.0 million were outstanding on this facility, leaving a remaining available balance on the line of $63.6 million.

Uncommitted Letter of Credit Facility

The Company also has an uncommitted letter of credit facility for $50.0 million with a separate financial institution. At January 29, 2005, letters of credit in the amount of $17.6 million were outstanding on this facility, leaving a remaining available balance on the line of $32.4 million.

Non-revolving Term Facility and Revolving Operating Facility

During Fiscal 2004, the Company retired its $29.1 million non-revolving term facility (the “term facility”) for $16.2 million. The term facility required annual payments of $4.8 million, with interest at the one-month Bankers’ Acceptance Rate plus 140 basis points, and was originally scheduled to mature in December 2007. Interest paid under the term facility was $1.2 million, $1.5 million and $1.6 million for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

The Company also had an $11.2 million revolving operating facility (the “operating facility”) that was used to support the working capital and capital expenditures of the acquired Canadian businesses. The operating facility was due in November 2003 and had four additional one-year extensions. During Fiscal 2003, the Company chose not to extend the operating facility for another year.

7. Accounting for Derivative Instruments and Hedging Activities

On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with the term facility. The swap amount decreased on a monthly basis beginning January 1, 2001 until the early termination of the agreement during Fiscal 2004. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative, which was designated and met all the required criteria for a cash flow hedge, were recorded in accumulated other comprehensive income (loss). Unrealized net gains (losses) on derivative instruments of approximately $(0.1) million and $0.3 million for the years ended January 31, 2004 and February 1, 2003, respectively, net of related tax effects, were recorded in other comprehensive income (loss). During Fiscal 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility (see Note 6 to the Consolidated Financial Statements). As a result, the Company reclassified approximately $0.4 million, net of tax, of unrealized net losses from other comprehensive income into earnings during Fiscal 2004. As of January 29, 2005, the Company does not have any remaining derivative instruments.

8. Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive income (loss) included as part of the Consolidated Statements of Stockholders’ Equity follow:

(In thousands)	Before Tax Amount	Tax Benefit (Expense)	Other Comprehensive Income (Loss)
Balance at February 2, 2002 (Restated)	$(3,058)	$1,162	$(1,896)

Unrealized gain on investments	94	(36)	58
Foreign currency translation adjustment	2,423	(921)	1,502
Unrealized derivative gain on cash flow hedge	480	(181)	299

Balance at February 1, 2003 (Restated)	(61)	24	(37)

Unrealized (loss) on investments	(135)	51	(84)
Foreign currency translation adjustment	6,521	(2,563)	3,958
Unrealized derivative (loss) on cash flow hedge	(247)	99	(148)

Balance at January 31, 2004 (Restated)	6,078	(2,389)	3,689

Unrealized (loss) on investments	(378)	147	(231)
Foreign currency translation adjustment (1)	4,581	2,734	7,315
Reclassification adjustment for losses realized in net income related to the disposition of Bluenotes	2,467	—	2,467
Unrealized derivative gain on cash flow hedge	116	(45)	71

Reclassification adjustment for loss realized in net income related to termination of the cash flow hedge	714	(277)	437

Balance at January 29, 2005	$13,578	$170	$13,748

(1)	During Fiscal 2004, the Company reclassified the income tax provision related to its foreign currency translation gains, as it is the Company’s intention to utilize the earnings of its foreign subsidiaries in the foreign operations for an indefinite period of time. See Note 11 of the Consolidated Financial Statements for additional information.

9. Leases

The Company leases all store premises, some of our office and distribution facility space, and certain information technology and office equipment. The store leases generally have initial terms of ten years. Most of these store leases provide for base rentals and the payment of a percentage of sales as additional rent when sales exceed specified levels. Additionally, most leases contain construction allowances and/or rent holidays. In recognizing landlord incentives and minimum rent expense, the Company amortizes the charges on a straight line basis over the lease term (including the pre-opening build-out period). These leases are classified as operating leases.

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
		(Restated)	(Restated)
Store rent:
Fixed minimum	$124,507	$100,418	$85,285
Contingent	6,788	4,758	5,304

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	131,295	105,176	90,589
Offices, distribution facilities, equipment and other	11,265	16,943	17,525

Total rent expense	$142,560	$122,119	$108,114

In addition, the Company is typically responsible under its store, office and distribution center leases for common area maintenance charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 29, 2005:

Fiscal years: (In thousands)	Future Minimum Lease Obligations
2005	$135,410
2006	135,810
2007	132,950
2008	129,295
2009	121,059
Thereafter	327,896

Total	$982,420

10. Discontinued Operations

During December 2004, the Company completed its disposition of Bluenotes to 6295215 Canada Inc (the “Purchaser”). The transaction had an effective date of December 5, 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Statements of Operations reflect Bluenotes’ results of operations as discontinued operations for all periods presented. Additionally, the accompanying Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations (note that amounts in the Company’s Consolidated Balance Sheets have not been reclassified to reflect Bluenotes as discontinued operations).

The Company expects to receive approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. As of January 29, 2005, the Company had received $20.7 million of the aforementioned consideration. In accordance with the terms of the sale, the remaining cash proceeds will be received as the inventory is sold by the Purchaser in the normal course of business through April 2, 2005. The transaction resulted in an after-tax loss of $4.8 million, or $0.03 per diluted share, which has been recorded in discontinued operations during Fiscal 2004.

The operating results of Bluenotes, which are being presented as discontinued operations, were as follows:

(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Net sales	$69,825	$84,532	$80,218

Loss from operations, net of income tax benefit (1)	$(6,070)	$(23,486)	$(11,536)
Loss on disposition, net of income tax benefit	(4,819)	—	—

Loss from discontinued operations, net of income tax benefit (2)	$(10,889)	$(23,486)	$(11,536)

(1)	Fiscal 2003 includes a goodwill impairment charge of $14.1 million, for which no tax benefit was realized.
(2)	Amounts are net of income tax benefit of $3.9 million, $5.8 million and $7.1 million, respectively.

11. Income Taxes

The components of income from continuing operations before taxes on income were:

(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
U.S.	$339,328	$131,804	$158,113

Foreign	27,507	3,483	3,166

Total	$366,835	$135,287	$161,279

The significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	January 29, 2005	January 31, 2004
Deferred tax assets:
Current:
Inventories	$4,192	$4,037
Rent	14,732	13,768
Deferred compensation	26,003	1,432
Capital loss	1,426	1,455
Valuation allowance	(1,426)	(1,455)
Other	2,827	1,347

Total current deferred tax assets	47,754	20,584

Long-term:
Purchase accounting basis differences	1,194	7,384
Operating losses	9,750	12,073
Other	1,987	1,427

Total long-term deferred tax assets	12,931	20,884

Total deferred tax assets	$60,685	$41,468

Deferred tax liabilities:
Property and equipment	$18,147	$14,399
Other Comprehensive Income	—	2,755

Total deferred tax liabilities	$18,147	$17,154

Significant components of the provision for income taxes are as follows:

	For the Years Ended
(In thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Current:
Federal	$130,988	$33,519	$47,470
State	24,338	5,860	7,054

Total current	155,326	39,379	54,524

Deferred:
Federal	(18,860)	10,424	6,396
Foreign taxes	9,572	525	(263)
State	(3,435)	1,851	978

Total deferred	(12,723)	12,800	7,111

Provision for income taxes	$142,603	$52,179	$61,635

As a result of additional tax deductions related to vested restricted stock grants and stock option exercises, tax benefits have been recognized as contributed capital for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 in the amounts of $28.8 million, $0.7 million and $1.2 million, respectively.

No provision was made for U.S. income taxes on any undistributed earnings of the Canadian subsidiaries as it is the Company’s intention to utilize those earnings in the Canadian operations for an indefinite period of time. Income tax accruals of $25.4 million and $21.4 million were recorded at January 29, 2005 and January 31 2004, respectively. As of January 29, 2005 contingent tax reserves of approximately $7.4 million were recorded, of which $6.8 million related to potential state and local income tax liabilities.

Of the $9.8 million deferred tax asset related to net operating loss carryforwards, $9.6 million was associated with Canadian tax loss carryforwards, of which $8.0 million expires over the next five tax years and $1.6 million expires over the next six tax years. Assuming a 37% effective tax rate, we will need to recognize pretax net income of approximately $26 million in future periods to recover this deferred tax amount. We anticipate that future Canadian taxable income will be sufficient to utilize the full amount of this deferred tax asset. For the year ended January 31, 2004, the Company recorded a valuation allowance against a capital loss deferred tax asset of $1.4 million. The capital loss carryforward will expire in July 2006.

A reconciliation between statutory federal income tax and the effective tax rate from continuing operations follows:

	For the Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	4	4	3
Change in valuation reserve for capital losses	—	1	—
Change in tax reserves	—	(1)	—

	39%	39%	38%

12. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained twenty one years of age, have completed sixty days of service, and work at least twenty hours per week. Individuals can decline enrollment or can contribute up to 30% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match up to 4.5% of participants’ eligible compensation. Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $4.8 million, $2.1 million and $3.1 million in expense during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively, in connection with the 401(k) retirement plan and profit sharing plan.

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

13. Stock Incentive Plan, Stock Option Plan, and Restricted Stock Grants

All amounts below have been updated to reflect the Company’s two-for-one stock split, unless otherwise indicated.

Stock Option Plan

On February 10, 1994, the Company’s Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the grant of 8,100,000 incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 16,200,000 shares. Additionally, the amendment provided that the maximum number of options which may be granted to any individual may not exceed 5,400,000 shares. The options granted under the 1994 Plan are approved by the Compensation and Stock Option Committee of the Board of Directors, primarily vest over five years and expire ten years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

Stock Incentive Plan

The 1999 Stock Incentive Plan (the “1999 Plan”) was approved by the shareholders on June 8, 1999. The 1999 Plan authorized 12,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units, or performance shares. The 1999 Plan was subsequently amended, in June 2001, to increase the shares available for grant to 22,000,000. Additionally, the 1999 Plan provides that the maximum number of shares awarded to any individual may not exceed 6,000,000 shares. The 1999 Plan allows the Compensation and Stock Option Committee to determine which employees and consultants will receive awards and the terms and conditions of these awards. The 1999 Plan provides for a grant of 1,875 stock options quarterly (not to be adjusted for stock split) to each director who is not an officer or employee of the Company. At January 29, 2005, 21,426,790 non-qualified stock options and 3,874,722 shares of restricted stock were granted under the 1999 Plan to employees and certain non-employees. Approximately 35% of the options granted vest eight years after the date of grant but can be accelerated to vest over three years if the Company meets annual performance goals. Approximately 32% of the options granted under the 1999 Plan vest over three years, 24% vest over five years and the remaining grants vest over one year. All options expire after ten years. Restricted stock is earned if the Company meets established performance goals.

A summary of the Company’s stock option activity under all plans follows:

	For the Years Ended
	January 29, 2005 (1)		January 31, 2004 (1)		February 1, 2003 (1)
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding - beginning of year	20,050,190	$9.28	16,211,712	$9.92	13,898,678	$9.43
Granted (Exercise price equal to fair value)	1,581,250	$15.63	5,257,560	$7.18	3,055,608	$11.74
Exercised (2)	(7,105,752)	$8.10	(397,656)	$2.86	(393,856)	$4.68
Cancelled	(1,044,440)	$10.74	(1,021,426)	$11.05	(348,718)	$13.16

Outstanding - end of year	13,481,248	$10.53	20,050,190	$9.28	16,211,712	$9.92

Exercisable - end of year	4,699,874	$11.69	9,222,422	$8.73	7,539,650	$7.95
Weighted-average fair value of options granted during the year (Black-Scholes method)		$6.34		$3.74		$6.56

(1)	As of January 29, 2005, January 31, 2004 and February 1, 2003, the Company had 1,396,482 shares, 2,939,962 shares and 7,242,532 shares, available for grant, respectively.
(2)	Options exercised during Fiscal 2004 ranged in price from $0.46 to $19.32 with an average of $8.10.

The following table summarizes information about stock options outstanding and exercisable at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 29, 2005	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at January 29, 2005	Weighted- Average Exercise Price
$0.57 to $7.03	4,041,342	7.47	$5.85	1,107,840	$7.03
$7.17 to $10.83	3,761,118	5.61	$9.78	1,632,946	$9.92
$10.85 to $13.15	3,288,246	6.54	$12.46	1,228,908	$12.04
$13.20 to $24.50	2,390,542	8.05	$16.97	730,180	$17.69

$0.57 to $24.50	13,481,248	7.12	$10.53	4,699,874	$11.69

Restricted Stock Grants

The Company issued restricted stock awards under the 1999 plan to compensate certain employees. Through January 29, 2005 a total of 7,974,612 shares of restricted stock had been granted, of which 2,136,826 shares have been forfeited and 4,884,966 shares have vested. The Fiscal 2004 performance-based restricted stock award of 862,820 shares vested on March 8, 2005 and a time-based restricted stock award of 90,000 shares will vest over 3 years beginning in May 2004.

For Fiscal 2004, Fiscal 2003 and Fiscal 2002, the Company recorded approximately $25.2 million, $1.3 million and $1.4 million, respectively, in compensation expense related to stock options and restricted stock in connection with the above Plans. The compensation expense related to stock options was recorded for non-employee grants in accordance with APB No. 25.

14. Contingencies

Guarantees

In connection with the disposition of Bluenotes, the Company has provided guarantees related to two store leases that were assigned to the Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.6 million as of January 29, 2005. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Purchaser, in accordance with the Bluenotes Asset Purchase Agreement.

In accordance with FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), as the Company issued the guarantees at the time it became secondarily liable under a new lease, no amounts have been accrued in the Company’s Consolidated Financial Statements related to these guarantees. Additionally, Management believes that the likelihood of having to perform under the guarantees is remote.

15. Quarterly Financial Information - Unaudited

Due to the disposition of Bluenotes during December 2004, Bluenotes’ results of operations are presented as discontinued operations for all periods. As a result, the quarterly data presented below will not agree to previously issued quarterly statements. Additionally, due to the restatement related to changes in the Company’s accounting practices for leasing transactions, a reconciliation has been provided to illustrate the effect of this change. See Note 2 of the Consolidated Financial Statements for additional information regarding the restatement.

All per share amounts below have been restated to reflect the two-for-one stock split which was distributed on March 7, 2005. Additionally, the sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

(In thousands, except per share amounts)	As Previously Reported May 3, 2003	Restatement Due to Change in Lease Accounting Practices	As Restated May 3, 2003
Net sales	$276,069	$—	$276,069
Gross profit	105,025	2,505	107,530
Income from continuing operations, net of tax	9,894	56	9,950
Loss from discontinued operations, net of income tax benefit	(3,491)	—	(3,491)

Net income	6,403	56	6,459

Basic per common share amounts:
Income from continuing operations	0.07	—	0.07
Loss from discontinued operations	(0.02)	—	(0.02)

Net income per basic share	0.05	—	0.05

Diluted per common share amounts:
Income from continuing operations	0.07	—	0.07
Loss from discontinued operations	(0.02)	—	(0.02)

Net income per diluted share	0.05	—	0.05

(In thousands, except per share amounts)	As Previously Reported August 2, 2003	Restatement Due to Change in Lease Accounting Practices	As Restated August 2, 2003
Net sales	$317,766	$—	$317,766
Gross profit	108,762	2,406	111,168
Income from continuing operations, net of tax	10,811	23	10,834
Loss from discontinued operations, net of income tax benefit	(2,707)	—	(2,707)

Net income	8,104	23	8,127

Basic per common share amounts:
Income from continuing operations	0.08	—	0.08
Loss from discontinued operations	(0.02)	—	(0.02)

Net income per basic share	0.06	—	0.06

Diluted per common share amounts:
Income from continuing operations	0.08	—	0.08
Loss from discontinued operations	(0.02)	—	(0.02)

Net income per diluted share	0.06	—	0.06

(In thousands, except per share amounts)	As Previously Reported November 1, 2003	Restatement Due to Change in Lease Accounting Practices	As Restated November 1, 2003
Net sales	$351,021	$—	$351,021
Gross profit	137,475	2,544	140,019
Income from continuing operations, net of tax	19,611	(97)	19,514
Loss from discontinued operations, net of income tax benefit	(9,472)	—	(9,472)

Net income	10,139	(97)	10,042

Basic per common share amounts:
Income from continuing operations	0.14	—	0.14
Loss from discontinued operations	(0.07)	—	(0.07)

Net income per basic share	0.07	—	0.07

Diluted per common share amounts:
Income from continuing operations	0.14	—	0.14
Loss from discontinued operations	(0.07)	—	(0.07)

Net income per diluted share	0.07	—	0.07

(In thousands, except per share amounts)	As Previously Reported January 31, 2004	Restatement Due to Change in Lease Accounting Practices	As Restated January 31, 2004
Net sales	$490,580	$—	$490,580
Gross profit	188,730	2,050	190,780
Income from continuing operations, net of tax	43,170	(360)	42,810
Loss from discontinued operations, net of income tax benefit	(7,816)	—	(7,816)

Net income	35,354	(360)	34,994

Basic per common share amounts:
Income from continuing operations	0.30	—	0.30
Loss from discontinued operations	(0.05)	—	(0.05)

Net income per basic share	0.25	—	0.25

Diluted per common share amounts:
Income from continuing operations	0.29	—	0.29
Loss from discontinued operations	(0.05)	—	(0.05)

Net income per diluted share	0.24	—	0.24

(In thousands, except per share amounts)	As Previously Reported May 1, 2004	Restatement Due to Change in Lease Accounting Practices	As Restated May 1, 2004
Net sales	$332,230	$—	$332,230
Gross profit	146,052	2,667	148,719
Income from continuing operations, net of tax	26,834	167	27,001
Loss from discontinued operations, net of income tax benefit	(1,727)	—	(1,727)

Net income	25,107	167	25,274

Basic per common share amounts:
Income from continuing operations	0.19	—	0.19
Loss from discontinued operations	(0.01)	—	(0.01)

Net income per basic share	0.18	—	0.18

Diluted per common share amounts:
Income from continuing operations	0.18	—	0.18
Loss from discontinued operations	(0.01)	—	(0.01)

Net income per diluted share	0.17	—	0.17

(In thousands, except per share amounts)	As Previously Reported July 31, 2004	Restatement Due to Change in Lease Accounting Practices	As Restated July 31, 2004
Net sales	$395,402	$—	$395,402
Gross profit	161,129	1,725	162,854
Income from continuing operations, net of tax	31,952	(370)	31,582
Loss from discontinued operations, net of income tax benefit	(2,328)	—	(2,328)

Net income	29,624	(370)	29,254

Basic per common share amounts:
Income from continuing operations	0.22	—	0.22
Loss from discontinued operations	(0.02)	—	(0.02)

Net income per basic share	0.20	—	0.20

Diluted per common share amounts:
Income from continuing operations	0.22	—	0.22
Loss from discontinued operations	(0.02)	—	(0.02)

Net income per diluted share	0.20	—	0.20

(In thousands, except per share amounts)	As Previously Reported October 30, 2004	Restatement Due to Change in Lease Accounting Practices	As Restated October 30, 2004
Net sales	$479,585	$—	$479,585
Gross profit	231,631	2,227	233,858
Income from continuing operations, net of tax	58,856	(151)	58,705
Loss from discontinued operations, net of income tax benefit	(807)	—	(807)

Net income	58,049	(151)	57,898

Basic per common share amounts:
Income from continuing operations	0.40	—	0.40
Loss from discontinued operations	—	—	—

Net income per basic share	0.40	—	0.40

Diluted per common share amounts:
Income from continuing operations	0.39	—	0.39
Loss from discontinued operations	(0.01)	—	(0.01)

Net income per diluted share	0.38	—	0.38

(In thousands, except per share amounts)	As Previously Reported January 29, 2005	Restatement Due to Change in Lease Accounting Practices	As Restated January 29, 2005
Net sales	$674,024	$—	$674,024
Gross profit	330,281	2,096	332,377
Income from continuing operations, net of tax	107,238	(294)	106,944
Loss from discontinued operations, net of income tax benefit	(6,027)	—	(6,027)

Net income	101,211	(294)	100,917

Basic per common share amounts:
Income from continuing operations	0.73	—	0.73
Loss from discontinued operations	(0.04)	—	(0.04)

Net income per basic share	0.69	—	0.69

Diluted per common share amounts:
Income from continuing operations	0.70	—	0.70
Loss from discontinued operations	(0.04)	—	(0.04)

Net income per diluted share	0.66	—	0.66

16. Subsequent Event

On February 4, 2005, the Company’s Board of Directors approved a two-for-one stock split that was distributed on March 7, 2005, to shareholders of record on February 14, 2005. All share amounts and per share data have been restated to reflect this stock split.

On March 8, 2005, the Company’s Board of Directors voted to raise its cash dividend payment by 67% to an annual rate of $0.20 per share, from $0.12 per share. A quarterly cash dividend of $0.05 per share was paid on April 8, 2005 to stockholders of record on March 25, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the “Management”), including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K as of January 29, 2005, an evaluation was performed under the supervision and with the participation of the Company’s Management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, Management reviewed the Company’s lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP (the “SEC Letter”). The Company’s lease accounting practices had not changed materially over the years. The Company’s independent auditors had specifically reviewed and approved the historical lease accounting practices, which were similar to those used by many other companies in the retail and restaurant industries. When reviewed against GAAP as set forth in the SEC Letter, the Company determined that its historical method of accounting for rent holidays and tenant allowances was not in accordance with GAAP. As a result of changing its historical lease accounting practices to conform to GAAP as set forth in the SEC Letter, Management concluded that the Company’s previously reported fixed assets and deferred lease credits had been understated and that previously issued annual and interim financial statements should be restated. Because of this change in its lease accounting practices, the Company concluded that it had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases and tenant allowances. Based solely on this change in lease accounting practices, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were not effective as of January 29, 2005.

Management’s Annual Report on Internal Control Over Financial Reporting

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide a reasonable assurance to Management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. This assessment identified the material weakness in the Company’s internal control that arose in connection with the Company’s change in lease accounting practices described above, pursuant to which Management determined to restate previously issued annual and interim financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As described above, in response to the SEC Letter, the Company’s Management initiated a review of its lease-related accounting practices (see Note 2 of the Consolidated Financial Statements for additional information). Upon completion of this review, Management determined that the Company’s historical method of accounting for rent holidays and tenant allowances was not in accordance with GAAP as set forth in the SEC Letter.

As a result of changing its historical lease accounting practices to conform to GAAP as set forth in the SEC Letter, Management concluded that the Company’s previously reported fixed assets and deferred lease credits had been understated and that previously issued annual and interim financial statements should be restated. Although the Company corrected these errors prior to the filing of its Form 10-K for Fiscal 2004, thus remediating its only material weakness, they were not effectively remediated prior to January 29, 2005. Because of the change in its lease accounting practices, the Company concluded that it had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases and tenant allowances.

Based solely on the change in lease accounting practices, Management concluded that the Company’s internal control over financial reporting was not effective as of January 29, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is located below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that American Eagle Outfitters, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the Company’s ineffective controls over the selection and monitoring of appropriate assumptions and factors affecting the accounting for leases and tenant allowances, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO control criteria). American Eagle Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of January 29, 2005, management identified as a material weakness the Company’s ineffective controls over the selection and monitoring of appropriate assumptions and factors affecting the accounting for leases and tenant allowances. As a result of this material weakness in internal control, American Eagle Outfitters, Inc. concluded the Company’s previously reported fixed assets and deferred lease credits had been understated and that previously issued annual and interim financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 financial statements, and this report does not affect our report dated April 8, 2005 on those financial statements.

In our opinion, management’s assessment that American Eagle Outfitters, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, American Eagle Outfitters, Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on the COSO control criteria.

Ernst & Young LLP

Pittsburgh, Pennsylvania

April 8, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions “Information Regarding Class II Directors With Terms Expiring in 2006,” “Information Regarding Nominees For Class III Directors With Terms Expiring in 2007,” “Information Regarding Class I Directors With Terms Expiring in 2008,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders under the captions “Executive Officer Compensation,” “Option/SAR Grants in Last Fiscal Year,” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement relating to our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement relating to our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a	)(1)	The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004

Consolidated Statements of Operations for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

Notes to Consolidated Financial Statements

(a	)(2)	Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a	)(3)	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

4.1	See Second Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1

4.2	See Amended and Restated Bylaws in Exhibit 3.2

10.1	Form of the Registrant’s 1994 Stock Option Plan (3)

10.2	Form of Restricted Stock Agreement (4)

10.3	Form of Indemnification Agreement (5)

10.4	Employee Stock Purchase Plan (6)

10.5	Form of the Registrant’s 1999 Stock Incentive Plan, as amended (7)

10.6	Employment Agreement between the Registrant and Roger S. Markfield dated September 9, 1999 (8)

10.7	Employment Agreement between the Registrant and Susan P. (Miller) McGalla dated September 4, 2002 (9)

10.8	Employment Agreement between the Registrant and Michael Leedy dated July 30, 2003 (10)

10.9	Employment Agreement between the Registrant and James O’Donnell dated December 30, 2003 (11)

10.10	Corporate Services Agreement between the Registrant and Schottenstein Stores Corporation dated March 10, 2004 (12)

10.11	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004 (13)

10.12	Employment Agreement between the Registrant and George Kolber dated December 4, 2000 (14)

10.13	Agreement and Plan of Merger between the Registrant and Linmar Realty Company II dated June 4, 2004 (15)

10.14	Asset Purchase Agreement between the Registrant and 6295215 Canada Inc. dated November 22, 2004 (16)

10.15	Asset Purchase Amending Agreement between the Registrant and 6295215 Canada Inc. dated December 10, 2004 (17)

10.16	Profit Sharing and 401(k) Plan (18)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Laura A. Weil pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 4(b) to Registration Statement on Form S-8 (file no. 333-121641), filed on December 23, 2004 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to Registration Statement on Form S-4 (file no. 333-68609) filed December 9, 1999, as amended and incorporated herein by reference.
(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994, as amended on Form S-8 (file no. 33-12643) filed September 25, 1996 and Form S-8 (file no. 33-44759) filed January 22, 1998 and incorporated herein by reference.
(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358) filed May 25, 1994 and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294) filed February 14, 1994, as amended, and incorporated herein by reference.
(6)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed on April 5, 1996 and incorporated herein by reference.
(7)	Previously filed as Exhibit B to the Proxy Statement for the period ended February 3, 2001, filed May 2, 2001, and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.4 to the Form 10-Q for the period ended October 30, 1999, filed November 24, 1999, and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended November 2, 2002, filed December 17, 2002 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.13 to the Form 10-Q for the period ended August 2, 2003, filed September 12, 2003 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.10 to the Form 10-K for the period ended January 31, 2004, filed April 1, 2004 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.11 to the Form 10-K for the period ended January 31, 2004, filed April 1, 2004 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.13 to the Form 8-K dated January 10, 2005, filed February 9, 2005 and incorporated herein by reference.
(15)	Previously filed as Exhibit 99.1 to the Form 8-K dated June 4, 2004, filed June 14, 2004 and incorporated herein by reference.
(16)	Previously filed as Exhibit 2.1 to the Form 8-K dated December 21, 2004, filed December 23, 2004 and incorporated herein by reference.
(17)	Previously filed as Exhibit 2.2 to the Form 8-K dated December 21, 2004, filed December 23, 2004 and incorporated herein by reference.
(18)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 333-121641), filed on December 23, 2004 and incorporated herein by reference.

(b)	Exhibits

The exhibits to this report begin on page 67.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on April 14, 2005.

Signature	Title
/s/ James V. O’Donnell	Chief Executive Officer and Director (Principal Executive Officer)
James V. O’Donnell

/s/ Roger S. Markfield	Vice-Chairman, President and Director
Roger S. Markfield

/s/ Laura A. Weil	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Laura A. Weil

/s/ Dale E. Clifton	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)
Dale E. Clifton

*	Chairman of the Board and Director
Jay L. Schottenstein

*	Vice Chairman of the Board and Director
George Kolber

*	Director
Ari Deshe

*	Director
Jon P. Diamond

*	Director
Michael G. Jesselson

*	Director
Robert R. McMaster

*	Director
Janice E. Page

*	Director
Gerald E. Wedren

*	Director
Larry M. Wolf

*By:	/s/ Laura A. Weil
Laura A. Weil, Attorney-in-Fact