Form 10-Q
period 2005-04-30
AMERICAN EAGLE OUTFITTERS INC
filed 2005-06-03
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 154,115,811 Common Shares were outstanding at May 31, 2005.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) Assets	April 30, 2005 (Unaudited)	January 29, 2005	May 1, 2004 (Unaudited)
Current assets:			(Restated)
Cash and cash equivalents	$250,298	$275,061	$122,850
Short-term investments	310,999	314,546	203,418
Merchandise inventory	153,749	137,991	146,786
Accounts and note receivable, including related party, net	27,417	26,432	28,864
Prepaid expenses and other	27,509	25,856	30,671
Deferred income taxes	77,226	47,754	23,579
Total current assets	847,198	827,640	556,168
Property and equipment, net of accumulated depreciation and amortization	349,493	353,213	339,198
Goodwill	10,136	10,136	10,136
Long-term investments	119,897	84,416	24,258
Other assets, net	29,899	18,254	27,568
Total assets	$1,356,623	$1,293,659	$957,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$65,638	$76,344	$68,777
Current portion of note payable	-	-	4,832
Accrued compensation and payroll taxes	30,105	36,008	22,546
Accrued rent	44,835	45,089	40,173
Accrued income and other taxes	25,636	33,926	18,152
Unredeemed stored value cards and gift certificates	22,287	32,724	18,181
Current portion of deferred lease credits	10,457	9,798	9,966
Other liabilities and accrued expenses	14,618	19,376	13,091
Total current liabilities	213,576	253,265	195,718
Non-current liabilities:
Note payable	-	-	12,660
Deferred lease credits	57,162	57,758	55,299
Other non-current liabilities	26,990	19,150	18,493
Total non-current liabilities	84,152	76,908	86,452
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 5 million shares authorized; none issued and outstanding	-	-	-
Common stock, $0.01 par value; 250 million shares authorized; 160 million, 156 million and
150 million shares issued; 153 million, 149 million and 143 million shares outstanding, respectively	1,590	1,517	1,480
Contributed capital	340,371	268,286	179,277
Accumulated other comprehensive income	12,457	13,748	3,960
Retained earnings	774,371	726,760	547,532
Deferred compensation	(14,722)	(1,807)	(12,073)
Treasury stock	(55,172)	(45,018)	(45,018)
Total stockholders' equity	1,058,895	963,486	675,158
Total liabilities and stockholders' equity	$1,356,623	$1,293,659	$957,328
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 30, 2005	May 1, 2004 (Restated)
Net sales	$454,019	$332,230
Cost of sales, including certain buying, occupancy and warehousing expenses	231,859	183,511
Gross profit	222,160	148,719
Selling, general and administrative expenses	116,536	89,850
Depreciation and amortization expense	18,102	15,738
Operating income	87,522	43,131
Other income, net	2,975	940
Income before income taxes	90,497	44,071
Provision for income taxes	35,313	17,070
Income from continuing operations, net of tax	55,184	27,001
Income (loss) from discontinued operations, net of tax	89	(1,727)
Net income	$55,273	$25,274

Basic per common share amounts:
Income from continuing operations	$0.36	$0.19
Loss from discontinued operations	0.00	(0.01)
Net income per basic common share	$0.36	$0.18

Diluted per common share amounts:
Income from continuing operations	$0.35	$0.18
Loss from discontinued operations	0.00	(0.01)
Net income per diluted common share	$0.35	$0.17

Cash dividends per common share	$0.05	$ -

Weighted average common shares outstanding - basic	151,582	143,012
Weighted average common shares outstanding - diluted	156,109	146,494

Retained earnings, beginning	$726,760	$522,258
Net income	55,273	25,274
Cash dividends	(7,662)	-
Retained earnings, ending	$774,371	$547,532

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
(In thousands)	April 30, 2005	May 1, 2004 (Restated)
Operating activities:
Net income	$55,273	$25,274
(Income) loss from discontinued operations	(89)	1,727
Income from continuing operations	55,184	27,001
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	18,102	15,738
Stock compensation	4,264	4,239
Deferred income taxes	(29,824)	(2,011)
Tax benefit from exercise of stock options	25,336	2,097
Other adjustments	1,024	450
Changes in assets and liabilities:
Merchandise inventory	(15,842)	(25,635)
Accounts and note receivable, including related party, net	5,038	(5,409)
Prepaid expenses and other	(1,680)	(3,252)
Accounts payable	(10,668)	(2,211)
Unredeemed stored value cards and gift certificates	(10,432)	(7,535)
Deferred lease credits	74	1,067
Accrued liabilities	(13,710)	1,366
Total adjustments	(28,318)	(21,096)
Net cash provided by operating activities from continuing operations	26,866	5,905
Investing activities:
Capital expenditures	(16,758)	(16,500)
Purchase of investments	(174,763)	(128,161)
Sale of investments	142,829	125,571
Other investing activities	(628)	(3,105)
Net cash used for investing activities from continuing operations	(49,320)	(22,195)
Financing activities:
Payments on note payable and capital leases	(170)	(1,404)
Repurchase of common stock from employees	(10,154)	-
Cash dividends paid	(7,662)	-
Net proceeds from stock options exercised	29,647	5,834
Net cash provided by financing activities from continuing operations	11,661	4,430
Effect of exchange rates on cash	(339)	(497)
Net cash used for discontinued operations	(13,631)	(1,880)
Net decrease in cash and cash equivalents	(24,763)	(14,237)
Cash and cash equivalents - beginning of period	275,061	137,087
Cash and cash equivalents - end of period	$250,298	$122,850

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$48,318	$28,837

Supplemental disclosures of non-cash transactions:  During the three months ended April 30, 2005 and May 1, 2004, the Company recorded an increase to deferred compensation and contributed capital of $17.4 million and $15.3 million, respectively, related to the issuance of restricted stock.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at April 30, 2005 and May 1, 2004 and for the three month periods ended April 30, 2005 (the "current period") and May 1, 2004 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2004 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 29, 2005 was derived from the audited financial statements.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2006" and "Fiscal 2005" refer to the fifty-three and fifty-two week periods ending February 3, 2007 and January 28, 2006, respectively. "Fiscal 2004" refers to the fifty-two week period ended January 29, 2005.

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

Restatement of Prior Financial Information

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP"). In light of this letter, the Company's management initiated a review of its lease-related accounting and determined that its historical method of accounting for rent holidays and tenant allowances, as more fully described below, was not in accordance with GAAP. As a result, the Company restated its Consolidated Financial Statements for the year ended January 31, 2004 in its 2004 Annual Report on Form 10-K.  The Company also restated its quarterly financial information for Fiscal 2004, as described in Note 16 of the Consolidated Financial Statements included in its 2004 Annual Report on Form 10-K. The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement. Accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon. All referenced amounts for prior quarterly periods in this Quarterly Report on Form 10-Q are presented on a restated basis.

Historically, the Company had recognized straight line rent expense for leases beginning on the store opening date. This had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent and recognizes construction allowances. In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company changed this practice to include the build-out period in the calculations of rent expense and construction allowance amortization.

Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the Company changed its classification of construction allowances on its Consolidated Financial Statements to record them as deferred credits, which are amortized as a reduction to rent expense. Furthermore, construction allowances are now presented within operating activities on its Consolidated Statements of Cash Flows. Historically, construction allowances had been classified on the Company's Consolidated Balance Sheets as a reduction of property and equipment and the related amortization had been classified as a reduction to depreciation and amortization expense (over the lesser of the useful life or the life of the lease) on the Consolidated Statements of Operations. The Company's Consolidated Statements of Cash Flows had historically reflected construction allowances as a reduction of capital expenditures within investing activities.

The following is a summary of the effects of the restatement adjustments on our Consolidated Financial Statements.

	Consolidated Statements of Operations
(In thousands, except per share amounts)	As Previously Reported (1)	Adjustments	As Restated
Three months ended May 1, 2004
Cost of sales	$186,178	$(2,667)	$183,511
Gross profit	146,052	2,667	148,719
Selling, general and administrative expenses	89,725	125	89,850
Depreciation and amortization expense	13,461	2,277	15,738
Operating income	42,866	265	43,131
Income before income taxes	43,806	265	44,071
Provision for income taxes	16,972	98	17,070
Income from continuing operations, net of tax	26,834	167	27,001
Net income	25,107	167	25,274
Basic income from continuing operations per common share	0.19	-	0.19
Diluted income from continuing operations per common share	0.18	-	0.18
Basic income per common share	0.18	-	0.18
Diluted income per common share	0.17	-	0.17

(1)	Amounts have been reclassified to reflect the Bluenotes' results of operations as discontinued operations. See Note 7 of the Consolidated Financial Statements for additional information.

	Consolidated Balance Sheets
(In thousands)	As Previously Reported	Adjustments	As Restated
As of May 1, 2004
Accounts and note receivable, including related party, net	$26,249	$2,615	$28,864
Deferred income taxes	19,920	3,659	23,579
Total current assets	549,894	6,274	556,168
Property and equipment, net of accumulated depreciation and amortization	277,193	62,005	339,198
Total assets	889,049	68,279	957,328
Accrued rent	30,778	9,395	40,173
Current portion of deferred lease credits	-	9,966	9,966
Total current liabilities	176,357	19,361	195,718
Deferred lease credits	-	55,299	55,299
Other non-current liabilities	18,746	(253)	18,493
Total non-current liabilities	31,406	55,046	86,452
Accumulated other comprehensive income	3,991	(31)	3,960
Retained earnings	553,629	(6,097)	547,532
Total stockholders' equity	681,286	(6,128)	675,158
Total liabilities and stockholders' equity	889,049	68,279	957,328

Recent Financial Accounting Standards Board Pronouncements

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2").  FSP No. 109-2 allows additional time for companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of the Act. Unremitted earnings that are considered reasonably possible for repatriation range from zero to $12.6 million. Repatriation of these earnings would require the Company to pay income taxes in the range of zero to $0.7 million. At this time, the Company has not established a provision for income taxes on unremitted earnings of the Canadian subsidiaries as it is the Company's intention to permanently invest these earnings in the Canadian Operations. However, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by July 30, 2005.

SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), a revision of SFAS No. 123. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R).

In April 2005, the SEC adopted a rule that amended the effective dates of SFAS No. 123(R). Under this guidance, SFAS No. 123(R) is effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005. Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company is currently in the process of determining the transition method that it will use to adopt the new standard, which will be adopted no later than the beginning of Fiscal 2006 as required.

The Company currently accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. As a result of using this method, the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and the use of the fair value method will have an impact on our results of operations. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in our pro forma disclosure within the Stock Option Plan section of Note 2 of the Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options.

Staff Accounting Bulletin No. 107, Share-Based Payment

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB No. 107"). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, including guidance related to valuation methods; the classification of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R); and modifications of options prior to the adoption of SFAS No. 123(R). The Company is currently assessing the guidance in SAB No. 107 as part of its evaluation of the adoption of SFAS No. 123(R).

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian businesses. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 5 of the Consolidated Financial Statements).

Revenue Recognition

The Company records revenue for store sales upon the purchase of merchandise by customers. The Company's e-commerce operation records revenue at the time the goods are shipped. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Revenue is recorded net of sales returns.

Revenue is not recorded on the sell-off of end-of-season, overstock and irregular merchandise to off-price retailers. These sell-offs are typically sold below cost and the proceeds are reflected in cost of sales. See Note 4 of the Consolidated Financial Statements for further discussion.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consists of compensation and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs.

The gross profit impact of a sales returns reserve, which is recorded in cost of sales, is based on projected merchandise returns determined through the use of historical average return percentages.

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

Short-term Investments

Cash in excess of operating requirements is invested in taxable or tax-exempt fixed income notes or bonds. As of April 30, 2005, short-term investments included investments with an original maturity of three to twelve months (averaging approximately six months) and consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available for sale. The Company had previously included auction rate securities as a component of cash and cash equivalents on its Consolidated Balance Sheets, but has now determined that categorization as a component of short-term investments is more appropriate. Accordingly, these auction rate securities have been reclassified from cash and cash equivalents to short-term investments for all periods presented. This reclassification also resulted in changes in the Company's Consolidated Statements of Cash Flows. The purchase and sale of auction rate securities previously presented as cash and cash equivalents have been reclassified to investing activities for all periods presented.

The following table summarizes our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, and our short-term investments:

(In thousands) Balance at April 30, 2005	Cost	Fair Value	Cash and Cash Equivalents	Short-term Investments
Original maturity of three months or less
Cash and money market investments	$71,142	$71,142	$71,142	$ -
Tax exempt investments	89,010	89,010	89,010	-
Taxable investments	90,146	90,146	90,146	-
Original maturity of three to twelve months
Tax exempt investments	284,179	284,179	-	284,179
Taxable investments	26,820	26,820	-	26,820
Total	$561,297	$561,297	$250,298	$310,999

Goodwill

As of April 30, 2005, the Company had approximately $10.1 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Management evaluates goodwill for possible impairment on at least an annual basis.

Long-term Investments

As of April 30, 2005, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding five years (averaging approximately twenty-four months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company's retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a deferred lease credit liability at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord.

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

Stock Repurchases

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 7,500,000 shares of its stock.  No repurchases were made during the three months ended April 30, 2005 or May 1, 2004 as part of this stock repurchase program.  As of April 30, 2005, approximately 1,400,000 shares remain authorized for repurchase.  During the three months ended April 30, 2005, the Company purchased 349,000 shares from certain employees at market prices totaling $10.2 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

Stock Split

On February 4, 2005, the Company's Board of Directors approved a two-for-one stock split that was distributed on March 7, 2005, to stockholders of record on February 14, 2005. All share amounts and per share data have been restated to reflect this stock split.

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	Three Months Ended
(In thousands)	April 30, 2005	May 1, 2004 (Restated)
Net income	$55,273	$25,274
Weighted average common shares outstanding:
Basic shares	151,582	143,012
Dilutive effect of stock options and non-vested restricted stock	4,527	3,482
Diluted shares	156,109	146,494

Options to purchase 40,000 shares of common stock during the three months ended April 30, 2005 and 4,363,000 shares during the three months ended May 1, 2004, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended
(In thousands, except per share amounts)	April 30, 2005	May 1, 2004 (Restated)
Net income, as reported	$55,273	$25,274
Add: stock-based compensation expense included in reported net income, net of tax	144	75
Less: total stock-based compensation expense determined under fair value method, net of tax	(2,382)	(3,125)
Pro forma net income	$53,035	$22,224

Basic income per common share:
As reported	$0.36	$0.18
Pro forma	$0.35	$0.16

Diluted income per common share:
As reported	$0.35	$0.17
Pro forma	$0.34	$0.15

Segment Information

As a result of the Bluenotes' disposition during Fiscal 2004 (see Note 7 of the Consolidated Financial Statements), the Company's operations are now conducted in one reportable segment. Prior to its disposition, Bluenotes was presented as a separate reportable segment.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the April 30, 2005 presentation.

3. Property and Equipment

Property and equipment consists of the following:

(In thousands)	April 30, 2005	January 29, 2005	May 1, 2004 (Restated)
Property and equipment, at cost	624,498	611,281	574,090
Less: Accumulated depreciation and amortization	(275,005)	(258,068)	(234,892)
Net property and equipment	$349,493	$353,213	$339,198

4. Related Party Transactions

The Company and its wholly-owned subsidiaries historically had various transactions with related parties. The nature of the Company's relationship with the related parties and a description of the respective transactions is stated below.

As of April 30, 2005, the Schottenstein-Deshe-Diamond families (the "families") owned 14% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II ("Linmar Realty") until June 4, 2004. During Fiscal 2004, the Company implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families as of January 29, 2005. We believe that the terms of the prior transactions were as favorable to the Company as those that could have been obtained from unrelated third parties. The Company had the following transactions with these related parties during the three months ended May 1, 2004.

During Fiscal 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, acquired for $20.0 million Linmar Realty Company II, a general partnership that owned the Company's corporate headquarters and distribution center. The acquisition price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the Consolidated Balance Sheet during the three months ended July 31, 2004 and is being depreciated over its anticipated useful life of twenty-five years. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties. Rent expense was $0.6 million during the three months ended May 1, 2004 under the lease.

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, which has historically included RVI. These sell-offs, which are without recourse, are typically sold below cost and the proceeds are reflected in cost of sales.  During the three months ended May 1, 2004, $147,000 of merchandise, at cost, was sold to RVI. During April 2004, the Company entered into an agreement with an independent third-party vendor for the sale of merchandise sell-offs, thus reducing sell-offs to related parties. As a result, there have been no sell-offs of merchandise to related parties since the date of the agreement.

At April 30, 2005, the Company did not have a balance in accounts receivable that pertained to related parties. At May 1, 2004, approximately $1.8 million was included in accounts receivable pertaining to related party transactions.

Prior to the implementation of the Company's plan to eliminate related party transactions, SSC and its affiliates charged the Company for various professional services provided, including certain legal, real estate, and insurance services. For the three months ended May 1, 2004, the Company paid approximately $40,000 for these services.

During the three months ended May 1, 2004, the Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft. As a result, the Company had approximately $1.7 million included in related party accounts receivable related to this transaction as of May 1, 2004.  Additionally, the Company paid $0.1 million during the three months ended May 1, 2004, to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement.

5. Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended
(In thousands)	April 30, 2005	May 1, 2004 (Restated)
Net income	$55,273	$25,274
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(171)	20
Foreign currency translation adjustment	(1,120)	342
Unrealized derivative loss on cash flow hedge, net of tax	-	(77)
Other comprehensive (loss) income	(1,291)	285
Total comprehensive income	$53,982	$25,559

6. Income Taxes

For the three months ended April 30, 2005 and May 1, 2004 the effective tax rate used for the provision of income tax approximated 39%.

7. Discontinued Operations

During Fiscal 2004, the Company completed its disposition of Bluenotes to 6295215 Canada Inc (the "Purchaser"). The transaction had an effective date of December 5, 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Statements of Operations reflect Bluenotes' results of operations as discontinued operations for all periods presented. Additionally, the accompanying Consolidated Statements of Cash Flows reflect Bluenotes' results of operations as discontinued operations (note that amounts in the Company's Consolidated Balance Sheets have not been reclassified to reflect Bluenotes as discontinued operations).

The Company expects to receive approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. As of April 30, 2005, the Company had received $22.8 million of the aforementioned consideration. In accordance with the terms of the sale, the remaining cash proceeds will be received upon final settlement and reconciliation. The transaction resulted in an after-tax loss of $4.8 million, or $0.03 per diluted share, during Fiscal 2004 and was partially offset by net income from the disposition of $89,000 during the three months ended April 30, 2005. Additionally, during the three months ended April 30, 2005, the Company recorded a $6.0 million income tax benefit related to the completion of the Bluenotes' disposition.  At this time, the realization of the aforementioned income tax benefit is uncertain.  As a result, the Company has recorded a contingency reserve for the full amount.

 The operating results of Bluenotes, which are being presented as discontinued operations, were as follows:

	Three Months Ended
(In thousands)	April 30, 2005	May 1, 2004
Net sales	$ -	$17,795

Loss from operations, net of tax	$ -	$(1,727)
Income from disposition, net of tax	89	-
Income (loss) from discontinued operations, net of tax (1)	$89	$(1,727)

(1)	Amounts are net of tax of $50 and $(1,000), respectively.

8. Contingencies

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, the Company provided guarantees related to two store leases that were assigned to the Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.5 million as of April 30, 2005. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Purchaser, in accordance with the Bluenotes' Asset Purchase Agreement.

In accordance with FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"), as the Company issued the guarantees at the time it became secondarily liable under a new lease, no amounts have been accrued in the Company's Consolidated Financial Statements related to these guarantees. Management believes that it is unlikely that the Company will be required to perform under the guarantees.

9. Legal Proceedings

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

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the Consolidated Financial Statements for the three month periods ended April 30, 2005 and May 1, 2004, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of April 30, 2005 and May 1, 2004 and the related consolidated statements of operations and retained earnings and cash flows for the three-month periods ended April 30, 2005 and May 1, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 29, 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated April 8, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
May 24, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Results of Operations

Overview

 We achieved record first quarter sales and earnings during the three months ended April 30, 2005 (the "first quarter"). Our spring product assortment was well received by our target customers and we experienced improvements in our store traffic patterns. Our top line sales growth and improved merchandise margins were driven by strong full-price selling as well as increased transactions per average store. We continued to reduce markdowns and leverage expenses, which led to improved profitability during the quarter.

Net sales for the first quarter increased 36.7% to $454.0 million from $332.2 million and our comparable store sales increased 27.1%. Our gross profit margin increased by 420 basis points to a record rate of 48.9% for the first quarter this year from 44.7% last year, led by the leveraging of rent expense and a reduction in merchandise markdowns. We also achieved an improved markon within cost of sales. Selling, general and administrative expenses leveraged by 140 basis points to 25.6%, our lowest first quarter rate since Fiscal 1999, as a result of our strong comparable store sales growth. We achieved a record 19.3% operating margin for the first quarter. First quarter net income increased 119% to $55.3 million, or 12.2% as a percent to net sales, compared to net income of $25.3 million, or 7.6% as a percent to net sales, for the corresponding period last year.

The following table shows the percentage relationship to net sales of the listed line items included in the Company's Consolidated Statements of Operations.

	Three Months Ended
	April 30, 2005	May 1, 2004 (Restated)
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	51.1	55.3
Gross profit	48.9	44.7
Selling, general and administrative expenses	25.6	27.0
Depreciation and amortization expense	4.0	4.7
Operating income	19.3	13.0
Other income, net	0.6	0.2
Income before income taxes	19.9	13.2
Provision for income taxes	7.7	5.1
Income from continuing operations, net of tax	12.2	8.1
Income (loss) from discontinued operations, net of tax	0.0	(0.5)
Net income	12.2%	7.6%

Store data for the three months ended April 30, 2005 and May 1, 2004

	Three Months Ended
	April 30, 2005	May 1, 2004
Number of stores:
Beginning of period	846	805
Opened	6	9
Closed	(7)	(5)
End of period	845	809

Total gross square feet at end of period	4,549,729	4,285,182

As a result of the Bluenotes' disposition during Fiscal 2004, the Company's operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes the Company's 845 U.S. and Canadian retail stores and the Company's e-commerce operation, ae.com.

Restatement of Prior Financial Information

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP"). In light of this letter, the Company's management initiated a review of its lease-related accounting and determined that its historical method of accounting for rent holidays and tenant allowances, as more fully described below, was not in accordance with GAAP. As a result, the Company restated its Consolidated Financial Statements for the year ended January 31, 2004 in its 2004 Annual Report on Form 10-K.  The Company also restated its quarterly financial information for Fiscal 2004, as described in Note 16 of the Consolidated Financial Statements included in its 2004 Annual Report on Form 10-K. The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement. Accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon. All referenced amounts for prior quarterly periods in this Quarterly Report on Form 10-Q are presented on a restated basis.

Historically, the Company had recognized straight line rent expense for leases beginning on the store opening date. This had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent and recognizes construction allowances. In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company changed this practice to include the build-out period in the calculations of rent expense and construction allowance amortization.

Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the Company changed its classification of construction allowances on its Consolidated Financial Statements to record them as deferred credits, which are amortized as a reduction to rent expense. Furthermore, construction allowances are now presented within operating activities on its Consolidated Statements of Cash Flows. Historically, construction allowances had been classified on the Company's Consolidated Balance Sheets as a reduction of property and equipment and the related amortization had been classified as a reduction to depreciation and amortization expense (over the lesser of the useful life or the life of the lease) on the Consolidated Statements of Operations. The Company's Consolidated Statements of Cash flows had historically reflected construction allowances as a reduction of capital expenditures within investing activities.

Comparison of three months ended April 30, 2005 to the three months ended May 1, 2004

Net Sales

 Net sales increased 36.7% to $454.0 million from $332.2 million. The sales increase was due to a 27.1% comparable store sales increase as well as a 6.2% increase in gross square footage. The gross square footage increase consisted primarily of the net addition of 36 stores. The comparable store sales increase was driven by strong increases in the number of transactions per average store and the number of units sold per average store, which both increased in the high-teens. Additionally, we achieved a higher average unit retail price, resulting primarily from fewer markdowns. Comparable store sales percentages increased in the high-twenties in both the men's and women's businesses over last year.

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

Gross Profit

Gross profit as a percent to net sales increased by 420 basis points to 48.9% from 44.7%.  The percentage increase was primarily attributed to the leveraging of buying, occupancy and warehousing costs and an improvement in merchandise margins. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to the leveraging of rent expense.  Merchandise margins increased for the period due primarily to lower markdowns as well as an improved markon.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 25.6% from 27.0% due to our strong comparable store sales growth. During the quarter, we leveraged direct salaries, leasing costs, services purchased, insurance and communication expenses.  These improvements were partially offset by development costs for our new brand concept and the deleveraging of advertising and travel costs.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 4.0% from 4.7% due primarily to the comparable store sales increase.

Other Income, Net

Other income, net increased to $3.0 million from $0.9 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment rates.  The improvement in investment rates is partially attributable to an increase in long-term investments resulting from a change in the Company's investment policy.

Net Income

Net income increased 119% to $55.3 million, or 12.2% as a percent to net sales, from $25.3 million, or 7.6% as a percent to net sales last year. Net income per diluted common share increased to $0.35 from $0.17 in the prior year (which included a $0.01 loss from discontinued operations related to Bluenotes). The increase in net income was attributable to the factors noted above.

Liquidity and Capital Resources

The Company's uses of cash are generally for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements, the purchase of both short and long-term investments and the payment of dividends. Historically, these uses of cash have been met through cash flow from operations.

The following sets forth certain measures of the Company's liquidity:

	April 30, 2005	January 29, 2005	May 1, 2004 (Restated)
Working capital (in 000's)	$633,622	$574,375	$360,450
Current ratio	3.97	3.27	2.84

Net cash provided by operating activities from continuing operations totaled $26.9 million for the three months ended April 30, 2005. The Company's major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and operational costs.

Investing activities for the three months ended April 30, 2005 included $16.8 million for capital expenditures and $31.9 million for the net purchase of investments.  Capital expenditures consisted primarily of $12.9 million related to six new and nine remodeled stores in the United States and Canada. The remaining capital expenditures were primarily related to improvements at our distribution centers and information technology upgrades at our home office.

The Company invests primarily in tax-exempt municipal bonds, taxable agency bonds and corporate notes with an original maturity between three and twenty-four months and an expected rate of return of approximately a 4% taxable equivalent yield.  The Company places an emphasis on investing in tax-exempt and tax-advantaged asset classes.  Additionally, all investments must have a highly liquid secondary market.

Cash provided by financing activities resulted primarily from $29.6 million in proceeds from stock option exercises during the period partially offset by $10.2 million used for the purchase of shares from certain employees for the payment of taxes in connection with the vesting of restricted stock. Additionally, the Company used $7.7 million for the payment of dividends.

The Company has an unsecured demand lending arrangement (the "facility") with a bank to provide a $118.6 million line of credit at either the lender's prime lending rate (5.75% at April 30, 2005) or at LIBOR plus a negotiated margin rate. The full facility is available for letters of credit and $40.0 million of the facility is available for direct borrowing. At April 30, 2005, letters of credit in the amount of $41.5 million were outstanding on this facility, leaving a remaining available balance on the line of $77.1 million. No direct borrowings were required against the line for the current or prior periods. The Company also has an uncommitted letter of credit facility for $75.0 million with a separate financial institution. At April 30, 2005, letters of credit in the amount of $34.7 million were outstanding on this facility, leaving a remaining available balance on the line of $40.3 million.

During the first quarter of Fiscal 2005, the Board of Directors (the "Board") voted to raise the Company's cash dividend to an annual rate of twenty cents per share from twelve cents per share. As a result, a quarterly dividend of five cents per share was paid on April 8, 2005. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

We expect capital expenditures for Fiscal 2005 to be approximately $100 million, which will relate primarily to approximately 40 to 45 new stores in the United States and Canada and the remodeling of 50 to 55 stores in the United States. Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, information technology upgrades, distribution center improvements and the construction of a new data center.

In addition to our current new brand concept, our growth strategy includes the possibility of acquisitions and/or internally developing additional new brands. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

Recent Financial Accounting Standards Board Pronouncements

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2").  FSP No. 109-2 allows additional time for companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of the Act. Unremitted earnings that are considered reasonably possible for repatriation range from zero to $12.6 million. Repatriation of these earnings would require the Company to pay income taxes in the range of zero to $0.7 million. At this time, the Company has not established a provision for income taxes on unremitted earnings of the Canadian subsidiaries as it is the Company's intention to permanently invest these earnings in the Canadian Operations. However, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by July 30, 2005.

SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), a revision of SFAS No. 123. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R).

In April 2005, the SEC adopted a rule that amended the effective dates of SFAS No. 123(R). Under this guidance SFAS No. 123(R) is now effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005. Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company is currently in the process of determining the transition method that it will use to adopt the new standard, which will be adopted no later than the beginning of Fiscal 2006 as required.

The Company currently accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. As a result of using this method, the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and the use of the fair value method will have an impact on our results of operations. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in our pro forma disclosure within the Stock Option Plan section of Note 2 of the Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options.

Staff Accounting Bulletin No. 107, Share-Based Payment

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB No. 107"). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, including guidance related to valuation methods; the classification of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R); and modifications of options prior to the adoption of SFAS No. 123(R). The Company is currently assessing the guidance in SAB No. 107 as part of its evaluation of the adoption of SFAS No. 123(R).

Critical Accounting Policies

The Company's critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to the Company's Consolidated Financial Statements for the year ended January 29, 2005 contained in the Company's Fiscal 2004 Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to the Company's Consolidated Financial Statements for the period ended April 30, 2005.  The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Income Taxes

As of April 30, 2005, we had deferred tax assets of $7.6 million associated with Canadian tax loss carryforwards, which expire beginning in 2010. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 37% effective tax rate, we will need to recognize pretax net income of approximately $20.4 million in future periods to recover this deferred tax amount.

Income tax accruals of $15.3 million and $9.2 million were recorded at April 30, 2005 and May 1, 2004, respectively. As of April 30, 2005, the Company had recorded contingent tax reserves of approximately $13.6 million.

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

  the planned opening of approximately 40 to 45 American Eagle stores in the United States and Canada during Fiscal 2005,

  the selection of approximately 50 to 55 stores in the United States for remodeling during Fiscal 2005,

  the possibility of growth through acquisitions and/or internally developing additional new brands, and the expected payment of a dividend in future periods.

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

In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially during our peak selling seasons. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases. The failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by the Company, could, among other things, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on the Company's results of operations and financial condition.

Our ability to continue the Company's current level of sales and earnings growth

During the past several quarters, the Company realized substantial growth in both sales and earnings. A number of factors have historically affected, and will continue to affect, the Company's rate of growth and performance. These factors include, among other things, customer trends and preferences, competition, economic conditions and new store openings. There can be no assurance that the Company will be able to continue the rates of growth or performance that it has been recently experiencing. Additionally, any decline in the Company's future growth or performance could have a material adverse effect on the market price of the Company's common stock.

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

Our ability to grow through new store openings and existing store remodels and expansions

The Company's continued growth and success will depend in part on its ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2005, the Company plans to open approximately 40 to 45 new American Eagle stores in the U.S. and Canada. Additionally, the Company plans to remodel or expand approximately 50 to 55 existing stores during Fiscal 2005. Accomplishing the Company's new and existing store expansion goals will depend upon a number of  factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of the Company's buying and inventory capabilities. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new and remodeled stores profitably.

Our ability to grow through the internal development of a new brand

During Fiscal 2004, the Company announced that it began development of a new brand concept. The ability to succeed in this new concept requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that the Company will be able to develop a new concept that will grow or become profitable. If we are unable to succeed in developing a profitable new brand, this could adversely impact the Company's continued growth and results of operations.

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

Since the time of the attack on the World Trade Centers in 2001, the Company believes that there has been an increased risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. The Company has instituted policies and procedures to prevent such actions including, but not limited to, a significant increase in the number of factory audits performed; the revision of our factory audit protocol to include all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, the Company has become a certified member of the Customs – Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with Customs to strengthen overall supply chain security. The Company cannot predict at this time the likelihood of such events, the extent of their impact, if any, and the possible effect on the Company's operations.

As a member of the World Trade Organization ("WTO"), the U.S. agreed to a world wide phase out of textile quotas on January 1, 2005, resulting in the removal of country specific restrictions on the quantity of goods being imported into the U.S. Notwithstanding these general phase outs, under the terms of the People's Republic of China's accession agreement to the WTO, the U.S. was empowered to impose "Temporary Safeguard" quotas on certain categories of textile merchandise manufactured in China if there was an affirmative determination by government agencies that imports of such products were disruptive to the U.S. market. On May 23, 2005, the U.S. Government's Committee on the Implementation of Tariff Agreements (CITA) invoked safeguards on several categories of textiles being exported from China. The Company also believes that additional safeguard quotas will be invoked during Fiscal 2005 and that further steps may be taken, such as the application for imposition of anti-dumping or countervailing duties, to impede the importation of textile goods from China. Any of the foregoing actions could have a significant impact on worldwide sourcing patterns during Fiscal 2005; however, the likelihood of such events, the extent of their impact, if any, and the possible effect on the Company's purchasing patterns and costs, cannot be determined at this time.

Although we have historically purchased a significant portion of our merchandise from a single vendor, we do not maintain any exclusive commitments to purchase from any single supplier.

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

The effect of expensing employee stock option grants

In December 2004, the FASB issued SFAS No. 123(R), a revision of SFAS No. 123. Under SFAS No. 123(R), all forms of share-based payments to employees, including grants of employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the Statement of Operations.

Currently, the Company accounts for its stock-based compensation plans under APB No. 25 and provides the related pro forma information regarding net income and earnings per share, as required by SFAS No. 123, as amended by SFAS No. 148, in Note 2 of the Consolidated Financial Statements. The Company will adopt SFAS No. 123(R) no later than its first quarter of Fiscal 2006, beginning January 29, 2006, as required. The Company is currently in the process of determining the transition method that it will use to adopt the new standard. When we implement SFAS No. 123(R), the requirement to recognize the cost of share-based payments in our Consolidated Statement of Operations will have an impact on our results of operations.

Our reliance on key personnel

The Company's success depends to a significant extent upon the continued services of its key personnel, including senior management, as well as its ability to attract and retain qualified key personnel and skilled employees in the future. The Company's operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

Our ability to successfully upgrade and maintain our information systems

The Company relies upon its various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace these systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with the Company's current systems, or any other disruptions affecting the Company's information systems, could have a material adverse impact on the Company's business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in the Company's exposure to market risk from January 29, 2005.  Our market risk profile as of January 29, 2005 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Fiscal 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the "Management"), including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q as of April 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's Management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

In connection with the preparation of the Company's Annual Report on Form 10-K as of January 29, 2005, the Company's Management assessed the effectiveness of the Company's internal control over financial reporting.  In performing that evaluation, Management reviewed the Company's lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP (the "SEC Letter").  The Company's lease accounting practices had not changed materially over the years.  The Company's independent auditors had specifically reviewed and approved the historical lease accounting practices, which were similar to those used by many other companies in the retail and restaurant industries.  When reviewed against GAAP as set forth in the SEC Letter, the Company determined that its historical method of accounting for rent holidays and tenant allowances was not in accordance with GAAP.  As a result of changing its historical lease accounting practices to conform to GAAP as set forth in the SEC Letter, Management concluded that the Company's previously reported fixed assets and deferred lease credits had been understated and that previously issued annual and interim financial statements should be restated.  Based solely on this change in lease accounting practices, the Company concluded that it had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in the accounting for leases and tenant allowances as of January 29, 2005.  During the three months ended April 30, 2005 and prior to the filing of the Company's Annual Report on Form 10-K for Fiscal 2004, the Company corrected its accounting for leases and tenant allowances, thus remediating its only material weakness.

Other than the changes to our lease accounting practices discussed above, there were no significant changes in internal control over financial reporting that occurred during the three months ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated June 3, 2005

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

 /s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer