Form 10-Q/A
period 2005-04-30
AMERICAN EAGLE OUTFITTERS INC
filed 2005-06-27
CIK 919012

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

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

Page Number
PART II - OTHER INFORMATION

Item 6. Exhibits	3

Explanatory Note

This Form 10-Q/A (Amendment No. 1) is being filed solely to correct typographical errors in the certifications of the Chief Executive Officer and Chief Financial Officer filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).  These certifications were originally filed as Exhibits 31.1 and 31.2, respectively, to the Quarterly Report on Form 10-Q for the period ended April 30, 2005, initially filed with the Securities and Exchange Commission on June 3, 2005.  No other information has been amended from the original Form 10-Q covering this period.

PART II

ITEM 6. EXHIBITS.

 *  Exhibit 15          Acknowledgement of Independent Registered Public Accounting Firm

** Exhibit 31.1       Certification by James V. O'Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 31.2       Certification by Laura A. Weil pursuant to Rule 13a-14(a) or Rule 15d-14(a)

  *  Exhibit 32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *  Exhibit 32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as part of the Form 10-Q for the quarterly period ended April 30, 2005.
** Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 24, 2005

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

/s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer