Form 10-Q
period 2005-07-30
AMERICAN EAGLE OUTFITTERS INC
filed 2005-09-07
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).  YES [   ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 155,393,243 Common Shares were outstanding at August 31, 2005.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) Assets	July 30, 2005 (Unaudited)	January 29, 2005	July 31, 2004 (Unaudited)
Current assets:			(Restated)
Cash and cash equivalents	$202,538	$275,061	$148,549
Short-term investments	422,636	314,546	184,062
Merchandise inventory	227,771	137,991	169,840
Accounts and note receivable, including related party, net	22,151	26,432	26,204
Prepaid expenses and other	27,256	25,856	30,085
Deferred income taxes	48,239	47,754	34,978
Total current assets	950,591	827,640	593,718
Property and equipment, net of accumulated depreciation and amortization	351,331	353,213	363,459
Goodwill	10,136	10,136	10,136
Long-term investments	125,568	84,416	26,151
Other assets, net	26,314	18,254	26,952
Total assets	$1,463,940	$1,293,659	$1,020,416

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$102,049	$76,344	$70,732
Current portion of note payable	-	-	4,832
Accrued compensation and payroll taxes	30,991	36,008	26,415
Accrued rent	47,268	45,089	40,107
Accrued income and other taxes	17,655	33,926	18,640
Unredeemed stored value cards and gift certificates	19,111	32,724	15,388
Current portion of deferred lease credits	10,377	9,798	10,061
Other liabilities and accrued expenses	12,673	16,152	12,967
Total current liabilities	240,124	250,041	199,142
Non-current liabilities:
Note payable	-	-	11,469
Deferred lease credits	58,337	57,758	56,068
Other non-current liabilities	29,227	22,374	23,963
Total non-current liabilities	87,564	80,132	91,500
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.01 par value; 250,000 shares authorized; 161,992, 155,817 and 152,591
shares issued; 155,302, 149,489 and 145,393 shares outstanding, respectively	1,603	1,517	1,500
Contributed capital	372,072	268,286	198,327
Accumulated other comprehensive income	13,598	13,748	6,052
Retained earnings	820,769	726,760	576,786
Deferred compensation	(16,286)	(1,807)	(7,873)
Treasury stock	(55,504)	(45,018)	(45,018)
Total stockholders' equity	1,136,252	963,486	729,774
Total liabilities and stockholders' equity	$1,463,940	$1,293,659	$1,020,416
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 30, 2005	July 31, 2004 (Restated)	July 30, 2005	July 31, 2004 (Restated)
Net sales	$513,320	$395,402	$967,339	$727,632
Cost of sales, including certain buying, occupancy and warehousing expenses	285,340	232,548	517,199	416,059
Gross profit	227,980	162,854	450,140	311,573
Selling, general and administrative expenses	123,362	94,951	239,898	184,801
Depreciation and amortization expense	18,581	16,886	36,683	32,624
Operating income	86,037	51,017	173,559	94,148
Other income, net	4,449	491	7,424	1,431
Income before income taxes	90,486	51,508	180,983	95,579
Provision for income taxes	32,452	19,926	67,765	36,996
Income from continuing operations, net of tax	58,034	31,582	113,218	58,583
Income (loss) from discontinued operations, net of tax	(15)	(2,328)	74	(4,055)
Net income	$58,019	$29,254	$113,292	$54,528

Basic per common share amounts:
Income from continuing operations	$0.38	$0.22	$0.74	$0.41
Loss from discontinued operations	-	(0.02)	-	(0.03)
Net income per basic common share	$0.38	$0.20	$0.74	$0.38

Diluted per common share amounts:
Income from continuing operations	$0.37	$0.22	$0.72	$0.40
Loss from discontinued operations	-	(0.02)	-	(0.03)
Net income per diluted common share	$0.37	$0.20	$0.72	$0.37

Cash dividends per common share	$0.08	$ -	$0.13	$ -

Weighted average common shares outstanding - basic	153,943	144,502	152,763	143,756
Weighted average common shares outstanding - diluted	157,806	148,328	156,961	147,384

Retained earnings, beginning	$774,371	$547,532	$726,760	$522,258
Net income	58,019	29,254	113,292	54,528
Cash dividends	(11,621)	-	(19,283)	-
Retained earnings, ending	$820,769	$576,786	$820,769	$576,786

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(In thousands)	July 30, 2005	July 31, 2004 (Restated)
Operating activities:
Net income	$113,292	$54,528
(Income) loss from discontinued operations	(74)	4,055
Income from continuing operations	113,218	58,583
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	36,683	32,624
Stock compensation	11,425	9,717
Deferred income taxes	4,284	(12,820)
Tax benefit from exercise of stock options	34,071	8,693
Other adjustments	2,250	706
Changes in assets and liabilities:
Merchandise inventory	(89,757)	(46,547)
Accounts and note receivable, including related party, net	9,822	(6,255)
Prepaid expenses and other	(1,394)	(2,501)
Accounts payable	25,679	(616)
Unredeemed stored value cards and gift certificates	(13,620)	(10,193)
Deferred lease credits	1,222	1,932
Accrued liabilities	(18,488)	9,336
Total adjustments	2,177	(15,924)
Net cash provided by operating activities from continuing operations	115,395	42,659
Investing activities:
Capital expenditures	(38,613)	(57,277)
Purchase of investments	(461,065)	(140,898)
Sale of investments	311,823	155,767
Other investing activities	(91)	(2,742)
Net cash used for investing activities from continuing operations	(187,946)	(45,150)
Financing activities:
Payments on note payable and capital leases	(362)	(2,777)
Repurchase of common stock from employees	(10,487)	-
Cash dividends paid	(19,283)	-
Net proceeds from stock options exercised	43,899	17,095
Net cash provided by financing activities from continuing operations	13,767	14,318
Effect of exchange rates on cash	77	22
Net cash used for discontinued operations	(13,816)	(387)
Net increase (decrease) in cash and cash equivalents	(72,523)	11,462
Cash and cash equivalents - beginning of period	275,061	137,087
Cash and cash equivalents - end of period	$202,538	$148,549

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$48,593	$52,295

Supplemental disclosures of non-cash transactions:  During the six months ended July 30, 2005 and July 31, 2004, the Company recorded an increase to deferred compensation and contributed capital of $25.5 million and $16.5 million, respectively, related to the issuance of stock awards.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at July 30, 2005 and July 31, 2004 and for the three and six month periods ended July 30, 2005 (the "current period") and July 31, 2004 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2004 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 29, 2005 was derived from the audited financial statements.

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

The following is a summary of the effects of the restatement adjustments on our Consolidated Financial Statements.

	Consolidated Statements of Operations
(In thousands, except per share amounts)	As Previously Reported (1)	Adjustments	As Restated
Three months ended July 31, 2004
Cost of sales	$234,273	$(1,725)	$232,548
Gross profit	161,129	1,725	162,854
Selling, general and administrative expenses	94,965	(14)	94,951
Depreciation and amortization expense	14,544	2,342	16,886
Operating income	51,620	(603)	51,017
Income before income taxes	52,111	(603)	51,508
Provision for income taxes	20,159	(233)	19,926
Income from continuing operations, net of tax	31,952	(370)	31,582
Net income	29,624	(370)	29,254
Basic income from continuing operations per common share	0.22	-	0.22
Diluted income from continuing operations per common share	0.22	-	0.22
Basic income per common share	0.20	-	0.20
Diluted income per common share	0.20	-	0.20

(In thousands, except per share amounts)	As Previously Reported (1)	Adjustments	As Restated
Six months ended July 31, 2004
Cost of sales	$420,451	$(4,392)	$416,059
Gross profit	307,181	4,392	311,573
Selling, general and administrative expenses	184,690	111	184,801
Depreciation and amortization expense	28,005	4,619	32,624
Operating income	94,486	(338)	94,148
Income before income taxes	95,917	(338)	95,579
Provision for income taxes	37,131	(135)	36,996
Income from continuing operations, net of tax	58,786	(203)	58,583
Net income	54,731	(203)	54,528
Basic income from continuing operations per common share	0.41	-	0.41
Diluted income from continuing operations per common share	0.40	-	0.40
Basic income per common share	0.38	-	0.38
Diluted income per common share	0.37	-	0.37

(1)	Amounts have been reclassified to reflect the Bluenotes' results of operations as discontinued operations. See Note 7 of the Consolidated Financial Statements for additional information.

	Consolidated Balance Sheets
(In thousands)	As Previously Reported (1)	Adjustments	As Restated
As of July 31, 2004
Accounts and note receivable, including related party, net	$24,945	$1,259	$26,204
Deferred income taxes	31,037	3,941	34,978
Total current assets	588,518	5,200	593,718
Property and equipment, net of accumulated depreciation and amortization	299,115	64,344	363,459
Total assets	950,872	69,544	1,020,416
Accrued rent	29,984	10,123	40,107
Current portion of deferred lease credits	-	10,061	10,061
Total current liabilities	178,958	20,184	199,142
Deferred lease credits	-	56,068	56,068
Other non-current liabilities	24,169	(206)	23,963
Total non-current liabilities	35,638	55,862	91,500
Accumulated other comprehensive income	6,087	(35)	6,052
Retained earnings	583,253	(6,467)	576,786
Total stockholders' equity	736,276	(6,502)	729,774
Total liabilities and stockholders' equity	950,872	69,544	1,020,416

(1)	Certain amounts have been reclassified in order to conform to the July 30, 2005 presentation.

Recent Financial Accounting Standards Board Pronouncements

SFAS No. 154, Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its Consolidated Financial Statements.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2").  FSP No. 109-2 allows additional time for companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. At this time, the Company has not established a provision for income taxes on unremitted earnings of the Canadian subsidiaries as it is the Company's intention to permanently invest these earnings in the Canadian Operations. The Company is currently evaluating the opportunity to take this deduction for the tax year ending July 29, 2006. Unremitted Canadian earnings that are considered reasonably possible for repatriation range from zero to $52 million. Repatriation of these earnings would require the Company to pay income taxes in the range of zero to $2.7 million. Additional unremitted Canadian earnings generated before the end of the tax year ending July 29, 2006 may also be repatriated.

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

The Company currently accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. As a result of using this method, the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and the use of the fair value method will have an impact on our results of operations. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in our pro forma disclosure within the Stock Option Plan disclosure on page 13 of this Form 10-Q. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options.

Historically, for pro forma reporting purposes the Company has followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions.  Under this approach, the Company recognizes compensation expense over the vesting period of the award. If an employee retires before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant. Refer to the Stock Option Plan disclosure on page 13 of this Form 10-Q for additional discussion of the non-substantive vesting period approach.

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

Revenue Recognition

The Company records revenue for store sales upon the purchase of merchandise by customers. The Company's e-commerce operation records revenue at the time the goods are shipped. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Revenue is recorded net of actual sales returns and deductions for coupon redemptions and other promotions.

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

The gross profit impact of a sales returns reserve, which is recorded in cost of sales and other liabilities and accrued expenses, is based on projected merchandise returns determined through the use of historical average return percentages. The sales return reserve was $3.4 million as of July 30, 2005 and January 29, 2005 and $2.9 million as of July 31, 2004.

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

Short-term Investments

Cash in excess of operating requirements is invested in taxable or tax-exempt fixed income notes or bonds. As of July 30, 2005, short-term investments included investments with an original maturity of three to twelve months and averaging approximately ten months (excluding auction rate securities) and consisted primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available for sale. The Company had previously included auction rate securities as a component of cash and cash equivalents on its Consolidated Balance Sheets but has determined that classification as short-term investments is more appropriate. Accordingly, auction rate securities have been reclassified from cash and cash equivalents to short-term investments for all periods presented. This reclassification also resulted in changes in the Company's Consolidated Statements of Cash Flows. The purchase and sale of auction rate securities previously presented as cash and cash equivalents have been reclassified to investing activities for all periods presented.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, and our short-term investments:

(In thousands)	July 30, 2005	January 29, 2005	July 31, 2004
Cash and cash equivalents:
Cash and money market investments	$85,698	$90,200	$43,971
Tax exempt investments	46,000	148,685	57,495
Taxable investments	70,840	36,176	47,083
Total cash and cash equivalents	202,538	275,061	148,549
Short-term investments:
Tax exempt investments	286,027	305,726	162,962
Taxable investments	136,609	8,820	21,100
Total short-term investments	422,636	314,546	184,062
Total	$625,174	$589,607	$332,611

Goodwill

As of July 30, 2005, the Company had approximately $10.1 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Management evaluates goodwill for possible impairment on at least an annual basis.

Long-term Investments

As of July 30, 2005, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding five years (averaging approximately twenty-four months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

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

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

Stock Repurchases

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 7,500,000 shares of its stock. No repurchases were made during the six months ended July 30, 2005 or July 31, 2004 as part of this stock repurchase program. As of July 30, 2005, approximately 1,400,000 shares remain authorized for repurchase. See Note 10 of the Consolidated Financial Statements for information on a subsequent event related to our share repurchase program.

During the six months ended July 30, 2005, the Company purchased 361,000 shares from certain employees at market prices totaling $10.5 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. These repurchases have been recorded as treasury stock.

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

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2005	July 31, 2004 (Restated)	July 30, 2005	July 31, 2004 (Restated)
Net income	$58,019	$29,254	$113,292	$54,528
Weighted average common shares outstanding:
Basic shares	153,943	144,502	152,763	143,756
Dilutive effect of stock options and non-vested restricted stock	3,863	3,826	4,198	3,628
Diluted shares	157,806	148,328	156,961	147,384

Options to purchase 30,000 shares of common stock during the six months ended July 30, 2005 and 1,227,000 shares during the six months ended July 31, 2004, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 30, 2005	July 31, 2004 (Restated)	July 30, 2005	July 31, 2004 (Restated)
Net income, as reported	$58,019	$29,254	$113,292	$54,528
Add: stock-based compensation expense included in reported net income, net of tax	368	74	543	149
Less: total stock-based compensation expense determined under fair value method, net of tax	(2,114)	(3,268)	(4,544)	(6,319)
Pro forma net income	$56,273	$26,060	$109,291	$48,358

Basic income per common share:
As reported	$0.38	$0.20	$0.74	$0.38
Pro forma	$0.37	$0.18	$0.72	$0.34

Diluted income per common share:
As reported	$0.37	$0.20	$0.72	$0.37
Pro forma	$0.36	$0.18	$0.70	$0.33

Historically, for pro forma reporting purposes the Company has followed the nominal vesting period approach for stock-basked compensation awards with retirement eligibility provisions. Under this approach, the Company recognizes compensation expense over the vesting period of the award. If an employee retires before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant.

The SEC recently clarified that companies following the nominal vesting period approach should continue to follow that approach until the adoption of SFAS No. 123(R). Accordingly, the Company will continue to follow the nominal vesting period approach for any new stock based compensation awards containing retirement eligibility provisions granted prior to the adoption of SFAS No. 123(R) and for the remaining portion of unvested outstanding awards containing retirement eligibility provisions after adopting SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the Company will apply the non-substantive vesting period approach to new stock award grants that have retirement eligibility provisions. Had the Company applied the non-substantive vesting period approach for retirement eligible employees, there would not have been an impact to our reported pro forma income per common share for Fiscal 2005 or Fiscal 2004.

Segment Information

As a result of the Bluenotes' disposition during Fiscal 2004 (see Note 7 of the Consolidated Financial Statements), the Company's operations are now conducted in one reportable segment. Prior to its disposition, Bluenotes was presented as a separate reportable segment.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the July 30, 2005 presentation.

3. Property and Equipment

Property and equipment consists of the following:

(In thousands)	July 30, 2005	January 29, 2005	July 31, 2004
			(Restated)
Property and equipment, at cost	$641,715	$611,281	$615,088
Less: Accumulated depreciation and amortization	(290,384)	(258,068)	(251,629)
Net property and equipment	$351,331	$353,213	$363,459

4. Related Party Transactions

The Company and its wholly-owned subsidiaries historically had various transactions with related parties. The nature of the Company's relationship with the related parties and a description of the respective transactions is stated below.

As of July 30, 2005, the Schottenstein-Deshe-Diamond families (the "families") owned 13.7% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II ("Linmar Realty") until June 4, 2004. During Fiscal 2004, the Company implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families as of January 29, 2005. We believe that the terms of the prior transactions were as favorable to the Company as those that could have been obtained from unrelated third parties. The Company had the following transactions with these related parties during the six months ended July 31, 2004.

During Fiscal 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, acquired for $20.0 million Linmar Realty Company II, a general partnership that owned the Company's corporate headquarters and distribution center. The acquisition price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the Consolidated Balance Sheet during the six months ended July 31, 2004 and is being depreciated over its anticipated useful life of twenty-five years. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties. Rent expense was $0.2 million and $0.8 million during the three and six months ended July 31, 2004, respectively, under the lease.

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

At July 30, 2005, the Company did not have a balance in accounts receivable that pertained to related parties. At July 31, 2004, approximately $15,000 was included in accounts receivable pertaining to related party transactions.

Prior to the implementation of the Company's plan to eliminate related party transactions, SSC and its affiliates charged the Company for various professional services provided, including certain legal, real estate and insurance services. For the three and six months ended July 31, 2004, the Company paid approximately $85,000 and $125,000, respectively, for these services.

During the three months ended May 1, 2004, the Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft. The Company paid $0.1 million during the three months ended May 1, 2004, to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement. No payments were made after the three months ended May 1, 2004, as a result of the discontinuation of this arrangement.

5. Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2005	July 31, 2004 (Restated)	July 30, 2005	July 31, 2004 (Restated)
Net income	$58,019	$29,254	$113,292	$54,528
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(133)	5	(304)	25
Foreign currency translation adjustment	1,274	1,956	154	2,298
Unrealized derivative loss on cash flow hedge, net of tax	-	131	-	54
Other comprehensive (loss) income	1,141	2,092	(150)	2,377
Total comprehensive income	$59,160	$31,346	$113,142	$56,905

6. Income Taxes

For the three and six months ended July 30, 2005, the effective tax rate used for the provision of income tax approximated 36% and 37%, respectively. For the three and six months ended  July 31, 2004, the effective tax rate used for the provision of income tax approximated 39%.  The lower effective tax rates during the current period are due primarily to state tax credits received during the three months ended July 30, 2005.

The effective tax rate is comprised of the following components:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Effective federal and state tax rate	39%	39%	39%	39%
Impact of state tax credits received	(3)	-	(2)	-
Effective tax rate	36%	39%	37%	39%

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

The Company received approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. As of July 30, 2005, the Company had received $22.8 million of the aforementioned consideration. In accordance with the terms of the sale, the remaining cash proceeds were received during August 2005 upon final settlement and reconciliation. The transaction resulted in an after-tax loss of $4.8 million, or $0.03 per diluted share, during Fiscal 2004 and was partially offset by net income from the disposition of $74,000 during the six months ended July 30, 2005. Additionally, during the six months ended July 30, 2005, the Company recorded a $6.0 million income tax benefit related to the completion of the Bluenotes' disposition.  At this time, the realization of the aforementioned income tax benefit is uncertain.  As a result, the Company has recorded a contingency reserve for the full amount.

The operating results of Bluenotes, which are being presented as discontinued operations, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$ -	$18,375	$ -	$36,170

Loss from operations, net of tax	$ -	$ (2,328)	$ -	$ (4,055)
Income (loss) from disposition, net of tax	(15)	-	74	-
Income (loss) from discontinued operations, net of tax (1)	$(15)	$ (2,328)	$74	$ (4,055)

(1)	Three month amounts are net of tax of $(3) and $(1,400), respectively. Six month amounts are net of tax of $45 and $(2,400), respectively.

8. Contingencies

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, the Company provided guarantees related to two store leases that were assigned to the Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.4 million as of July 30, 2005. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Purchaser, in accordance with the Bluenotes' Asset Purchase Agreement.

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

9. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, Management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FIN 14, an interpretation of SFAS No. 5. As the Company has provided adequate reserves, it believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position or results of operations of the Company.

10. Subsequent Event

On September 2, 2005, the Company's Board of Directors authorized the repurchase of an additional 2,100,000 million shares of the Company's common stock. The repurchase of shares will occur at the discretion of the Company.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the Consolidated Financial Statements for the three and six month periods ended July 30, 2005 and July 31, 2004, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of July 30, 2005 and July 31, 2004 and the related consolidated statements of operations and retained earnings and cash flows for the three and six-month periods ended July 30, 2005 and July 31, 2004. These financial statements are the responsibility of the Company's management.

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
August 15, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Key Performance Indicators

Management of the Company evaluates the following items, which are considered key performance indicators, in assessing the Company's performance:

Comparable store sales - Comparable store sales provide a measure of sales growth for stores open at least one year. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Management considers comparable store sales to be an important indicator of the Company's current performance. Comparable store sales results are important in achieving leveraging of our costs, including store payroll, store supplies, rent, etc. Positive comparable store sales contribute to greater leveraging of costs while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on the Company's total net sales, cash and working capital.

Gross profit - Gross profit measures whether the Company is appropriately optimizing the price of its merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company's use of markdowns could have an adverse effect on the Company's gross profit and results of operations.

Operating income - Management views operating income as a key indicator of the Company's success. The key drivers of operating income are comparable store sales, gross profit and the Company's ability to control operating costs.

Store productivity - Store productivity, including sales per square foot, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by Management in assessing the operational performance of the Company.

Inventory turnover - Management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity - Management evaluates cash flow from operations, investing and financing in determining the sufficiency of the Company's cash position. Cash flow from operations has historically been sufficient to cover the Company's uses of cash. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

 We achieved our sixth consecutive quarter of record sales and earnings during the three months ended July 30, 2005 (the "second quarter"). Our product assortments were well received by our target customers and we experienced improvements in our store traffic patterns. Strong top line sales growth and improved merchandise margins were driven by an increase in full-price selling as well as higher units sold per average store and transactions per average store. Also, we continued to reduce markdowns, which led to improved profitability during the quarter.

Net sales for the second quarter increased 29.8% to $513.3 million from $395.4 million and our comparable store sales increased 21.1%. Our gross profit margin increased by 320 basis points to a record second quarter rate of 44.4% this year from 41.2% last year, led by the reduction of rent expense and merchandise markdowns as a percent to net sales. We also achieved an improved markon within cost of sales. Selling, general and administrative expenses as a rate to net sales were flat for the second quarter, as compared to the prior period, at 24.0%. We achieved a record 16.8% operating margin for the second quarter. The second quarter effective tax rate decreased to approximately 36% from 39% for the corresponding period last year, reflecting state tax credits received during the current period. Second quarter net income increased 98.3% to $58.0 million, or 11.3% as a percent to net sales, compared to net income of $29.3 million, or 7.4% as a percent to net sales, for the corresponding period last year.

The following table shows the percentage relationship to net sales of the listed line items included in the Company's Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004 (Restated)	July 30, 2005	July 31, 2004 (Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	55.6	58.8	53.5	57.2
Gross profit	44.4	41.2	46.5	42.8
Selling, general and administrative expenses	24.0	24.0	24.8	25.4
Depreciation and amortization expense	3.6	4.3	3.8	4.5
Operating income	16.8	12.9	17.9	12.9
Other income, net	0.8	0.1	0.8	0.2
Income before income taxes	17.6	13.0	18.7	13.1
Provision for income taxes	6.3	5.0	7.0	5.1
Income from continuing operations, net of tax	11.3	8.0	11.7	8.0
Income (loss) from discontinued operations, net of tax	0.0	(0.6)	0.0	(0.5)
Net income	11.3%	7.4%	11.7%	7.5%

Store data for the six months ended July 30, 2005 and July 31, 2004

	Six Months Ended
	July 30, 2005	July 31, 2004
Number of stores:
Beginning of period	846	805
Opened	16	25
Closed	(8)	(5)
End of period	854	825

Total gross square feet at end of period	4,631,461	4,390,790

As a result of the Bluenotes' disposition during Fiscal 2004, the Company's operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes the Company's 854 U.S. and Canadian retail stores and the Company's e-commerce operation, ae.com.

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

Comparison of the three months ended July 30, 2005 to the three months ended July 31, 2004

Net Sales

Net sales increased 29.8% to $513.3 million from $395.4 million. The sales increase was due to a 21.1% comparable store sales increase as well as a 5.5% increase in gross square footage. The gross square footage increase consisted primarily of the net addition of 29 stores. The comparable store sales increase was driven by strong increases in the number of transactions per average store and the number of units sold per average store, which both increased in the mid-teens. Additionally, we achieved a higher average unit retail price, resulting primarily from fewer markdowns. Comparable store sales percentages increased in the low-twenties in both the men's and women's businesses over last year.

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

Gross Profit

Gross profit as a percent to net sales increased by 320 basis points to 44.4% from 41.2%.  The percentage increase was primarily attributed to an improvement in merchandise margins and a reduction of buying, occupancy and warehousing costs as a percent to net sales. Merchandise margins increased for the period due primarily to lower markdowns as well as an improved markon. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a rate to net sales were flat for the second quarter this year as compared to the prior period, at 24.0%. During the quarter, our incentive compensation and benefits improved as a rate to net sales. These improvements were offset by development costs for our new brand concept as well as an increase in store payroll as a percent to net sales.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.6% from 4.3% due primarily to the comparable store sales increase.

Other Income, Net

Other income, net increased to $4.4 million from $0.5 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment rates.  The improvement in investment returns is partially attributable to an increase in long-term investments resulting from a change in the Company's investment policy.

Provision for Income Taxes

The effective tax rate decreased to approximately 36% from 39% last year, reflecting state tax credits received during the current period.

Net Income

Net income increased 98.3% to $58.0 million, or 11.3% as a percent to net sales, from $29.3 million, or 7.4% as a percent to net sales last year. Net income per diluted common share increased to $0.37 from $0.20 in the prior year (which included a $0.02 loss from discontinued operations related to Bluenotes). The increase in net income was attributable to the factors noted above.

Comparison of the six months ended July 30, 2005 to the six months ended July 31, 2004

Net Sales

 Net sales increased 32.9% to $967.3 million from $727.6 million. The sales increase was due to a 23.8% comparable store sales increase as well as a 5.5% increase in gross square footage. The gross square footage increase consisted primarily of the net addition of 29 stores. The comparable store sales increase was driven by strong increases in the number of transactions per average store, which increased in the high-teens and the number of units sold per average store, which increased in the mid-teens. Additionally, we achieved a higher average unit retail price, resulting primarily from fewer markdowns. Comparable store sales percentages increased in the mid-twenties in both the men's and women's businesses over last year.

Gross Profit

Gross profit as a percent to net sales increased by 370 basis points to 46.5% from 42.8%. The percentage increase was primarily attributed to an improvement in merchandise margins and a reduction of buying, occupancy and warehousing costs as a percent to net sales. Merchandise margins increased for the period due primarily to lower markdowns as well as an improved markon. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 24.8% from 25.4% due to our strong comparable store sales growth. During the period, incentive compensation, direct compensation and leasing costs improved as a rate to net sales. These improvements were partially offset by development costs for our new brand concept.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.8% from 4.5% due primarily to the comparable store sales increase.

Other Income, Net

Other income, net increased to $7.4 million from $1.4 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment rates.  The improvement in investment returns is partially attributable to an increase in long-term investments resulting from a change in the Company's investment policy.

Provision for Income Taxes

The effective tax rate decreased to approximately 37% from 39% last year, reflecting state tax credits received during the current period.

Net Income

Net income increased 108% to $113.3 million, or 11.7% as a percent to net sales, from $54.5 million, or 7.5% as a percent to net sales last year. Net income per diluted common share increased to $0.72 from $0.37 in the prior year (which included a $0.03 loss from discontinued operations related to Bluenotes). The increase in net income was attributable to the factors noted above.

Liquidity and Capital Resources

The Company's uses of cash are generally for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements, the purchase of both short and long-term investments and the payment of dividends. Historically, these uses of cash have been met through cash flow from operations.

The following sets forth certain measures of the Company's liquidity:

	July 30, 2005	January 29, 2005	July 31, 2004 (Restated)
Working capital (in 000's)	$710,467	$577,599	$394,576
Current ratio	3.96	3.31	2.98

Net cash provided by operating activities from continuing operations totaled $115.4 million for the six months ended July 30, 2005. The Company's major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and the payment of operational costs. Additionally, during the six months ended July 30, 2005, the Company reduced its estimated income tax payments by $43.1 million due to accelerated tax deductions resulting from a change in the method for deducting stock option compensation expense.

Investing activities for the six months ended July 30, 2005 included $38.6 million for capital expenditures and $149.2 million for the net purchase of investments. Capital expenditures consisted primarily of $23.6 million related to investments in our stores, including 16 new and 19 remodeled stores in the United States and Canada. The remaining capital expenditures were primarily related to improvements at our distribution centers and information technology upgrades at our home office.

The Company invests primarily in tax-exempt municipal bonds, taxable agency bonds and corporate notes with an original maturity between three and twenty-four months and an expected rate of return of approximately a 4.0% taxable equivalent yield.  The Company places an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market.  During Fiscal 2004, the Company amended its investment policy to allow for investments with stated maturities of up to five years.  This represents a change from the Company's previous policy of allowing investments with maturities of up to two years.

Cash provided by financing activities resulted primarily from $43.9 million in proceeds from stock option exercises during the period partially offset by $19.3 million used for the payment of dividends and $10.5 million used for the purchase of shares from certain employees for the payment of taxes in connection with the vesting of restricted stock.

The Company has a $78.6 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit (the "line") which can be used for letters of credit and/or direct borrowing, totaling $118.6 million (the "facility"). The interest rate is at the lender's prime lending rate (6.25% at July 30, 2005) or at LIBOR plus a negotiated margin rate.  No direct borrowings were required against the line for the current or prior periods.  At July 30, 2005, letters of credit in the amount of $89.1 million were outstanding on this facility, leaving a remaining available balance on the line of $29.5 million. The Company also has an uncommitted letter of credit facility for $75.0 million with a separate financial institution. At July 30, 2005, letters of credit in the amount of $41.1 million were outstanding on this facility, leaving a remaining available balance on the line of $33.9 million.

During the second quarter of Fiscal 2005, the Board of Directors (the "Board") voted to raise the Company's cash dividend to an annual rate of thirty cents per share from twenty cents per share. As a result, a quarterly dividend of $0.075 per share was paid on July 8, 2005. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to 7,500,000 shares of its stock. No repurchases were made during the six months ended July 30, 2005 or July 31, 2004 as part of this stock repurchase program. As of July 30, 2005, approximately 1,400,000 shares remain authorized for repurchase. On September 2, 2005, the Company's Board of Directors authorized the repurchase of an additional 2,100,000 million shares of the Company's common stock. The repurchase of shares will occur at the discretion of the Company.

We expect capital expenditures for Fiscal 2005 to be approximately $100 million, which will relate primarily to approximately 35 to 40 new stores in the United States and Canada and the remodeling of 45 to 50 stores in the United States. Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, information technology upgrades, distribution center improvements and the construction of a new data center.

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

Recent Financial Accounting Standards Board Pronouncements

SFAS No. 154, Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its Consolidated Financial Statements.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2").  FSP No. 109-2 allows additional time for companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. At this time, the Company has not established a provision for income taxes on unremitted earnings of the Canadian subsidiaries as it is the Company's intention to permanently invest these earnings in the Canadian Operations. The Company is currently evaluating the opportunity to take this deduction for the tax year ending July 29, 2006. Unremitted Canadian earnings that are considered reasonably possible for repatriation range from zero to $52 million. Repatriation of these earnings would require the Company to pay income taxes in the range of zero to $2.7 million. Additional unremitted Canadian earnings generated before the end of the tax year ending July 29, 2006 may also be repatriated.

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

The Company currently accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. As a result of using this method, the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and the use of the fair value method will have an impact on our results of operations. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in our pro forma disclosure within the Stock Option Plan disclosure on page 13 of this Form 10-Q. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options.

Historically, for pro forma reporting purposes the Company has followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions. Under this approach, the Company recognizes compensation expense over the vesting period of the award. If an employee retires before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant. Refer to the Stock Option Plan disclosure on page 13 of this Form 10-Q for additional discussion of the non-substantive vesting period approach.

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

Critical Accounting Policies

The Company's critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to the Company's Consolidated Financial Statements for the year ended January 29, 2005 contained in the Company's Fiscal 2004 Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to the Company's Consolidated Financial Statements for the period ended July 30, 2005.  The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Income Taxes

As of July 30, 2005, we had deferred tax assets of $2.3 million associated with Canadian tax loss carryforwards, which expire in 2010 and 2011. We anticipate that future taxable income in Canada will be sufficient to utilize the full amount of the deferred tax assets. Assuming a 36% effective tax rate, we will need to recognize pretax net income of approximately $6.4 million in future periods to recover this deferred tax amount.

Income tax accruals of $6.6 million and $7.6 million were recorded at July 30, 2005 and July 31, 2004, respectively. As of July 30, 2005, the Company had recorded tax reserves of approximately $13.9 million.

For the three and six months ended July 30, 2005, the effective tax rate used for the provision of income tax approximated 36% and 37%, respectively. For the three and six months ended  July 31, 2004, the effective tax rate used for the provision of income tax approximated 39%.  The lower effective tax rates during the current period are due primarily to state tax credits received during the three months ended July 30, 2005.

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

  the planned opening of approximately 35 to 40 American Eagle stores in the United States and Canada during Fiscal 2005;

  the selection of approximately 45 to 50 stores in the United States for remodeling during Fiscal 2005;

  the possibility of growth through acquisitions and/or internally developing additional new brands; and

  the expected payment of a dividend in future periods.

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

Our ability to grow through new store openings and existing store remodels and expansions

The Company's continued growth and success will depend in part on its ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2005, the Company plans to open approximately 35 to 40 new American Eagle stores in the U.S. and Canada. Additionally, the Company plans to remodel or expand approximately 45 to 50 existing stores during Fiscal 2005. Accomplishing the Company's new and existing store expansion goals will depend upon a number of  factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of the Company's buying and inventory capabilities. There can be no assurance that the Company will be able to achieve its store expansion goals, manage its growth effectively, successfully integrate the planned new stores into the Company's operations or operate its new and remodeled stores profitably.

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

Our international merchandise sourcing strategy

A majority of the Company's merchandise is purchased from foreign suppliers. Although we purchase a significant portion of our merchandise from a single foreign vendor, we do not maintain any exclusive commitments to purchase from any vendor. Since we rely on a small number of foreign sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier or a significant labor dispute could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom's enforcement actions, or political or economic disruptions.

We have a Vendor Code of Conduct that provides guidelines for all of our vendors regarding working conditions, employment practices and compliance with local laws.  A copy of the Vendor Code of Conduct is posted on our website, ae.com.  We have a factory compliance program to audit for compliance with the Code of Conduct.  However, there can be no assurance that our factory compliance program will be effective in discovering violations.  Publicity regarding violation of our Vendor Code of Conduct or other social responsibility standards by any of our vendor factories could adversely affect our sales and financial performance.

Since the time of the attack on the World Trade Centers in 2001, the Company believes that there has been an increased risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. The Company has instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, a significant increase in the number of factory audits performed; the revision of our factory audit protocol to include all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, the Company has become a certified member of the Customs - Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with Customs to strengthen overall supply chain security. There can be no assurance that terrorist activity can be prevented and we cannot predict the likelihood of any such activities or the extent of their adverse impact on the Company's operations.

As a member of the World Trade Organization ("WTO"), the U.S. agreed to a world wide phase out of textile quotas on January 1, 2005, resulting in the removal of country specific restrictions on the quantity of goods being imported into the U.S. Notwithstanding these general phase outs, under the terms of the People's Republic of China's accession agreement to the WTO, the U.S. was empowered to impose "Temporary Safeguard" quotas on certain categories of textile merchandise manufactured in China if there was an affirmative determination by government agencies that imports of such products were disruptive to the U.S. market. During the second quarter of Fiscal 2005, the U.S. Government's Committee on the Implementation of Tariff Agreements ("CITA") invoked safeguards on several categories of textiles being imported from China. Representatives from CITA and the Chinese government are currently negotiating the re-establishment of quota limits on certain categories of textiles; however, the outcome of such negotiations cannot be determined at this time. In the event that these negotiations do not lead to an agreement, the Company believes that additional safeguard quotas will be invoked during the remainder of Fiscal 2005 and that further steps may be taken, such as the application for imposition of anti-dumping or countervailing duties, to impede the importation of textile goods from China. Any of the foregoing actions could have a significant impact on worldwide sourcing patterns in the future; however, the likelihood of such events, the timing and extent of their impact, if any, and any adverse effect on the Company's purchasing patterns and costs, cannot be determined at this time.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2004, the third and fourth fiscal quarters accounted for approximately 61% of our sales and approximately 74% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of July 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's Management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its 2005 Annual Meeting of Stockholders on June 15, 2005. Holders of 139,447,712 shares of the Company's common stock were present in person or by proxy representing approximately 91% of the Company's 153,303,496 shares outstanding on the record date.

(b) and (c) The following persons continue to serve as Class II directors: Robert R. McMaster, Gerald E. Wedren and Larry M. Wolf; and the following persons continue to serve as Class III directors: Jon P. Diamond, James V. O'Donnell and Janice E. Page. The following persons were elected as Class I members of the Board of Directors to serve a three year term until the annual meeting in 2008 or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Shares For	Shares Abstain
Michael G. Jesselson	128,502,016	10,945,696
Roger S. Markfield	135,979,502	3,468,210
Jay L. Schottenstein	128,369,697	11,078,015

The proposal to approve the Company's 2005 Stock Award and Incentive Plan passed. It received 101,369,242 shares for, 23,853,047 shares against and 79,395 shares abstain.

(d) Not applicable

ITEM 6. EXHIBITS.

* * * **

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

**	Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 7, 2005

American Eagle Outfitters, Inc.
(Registrant)

/s/ Laura A. Weil

Laura A. Weil
Executive Vice President and Chief Financial Officer

 /s/ Dale E. Clifton

Dale E. Clifton
Vice President, Controller and Chief Accounting Officer