Form 10-Q
period 2005-10-29
AMERICAN EAGLE OUTFITTERS INC
filed 2005-12-05
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

OR

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

Former name, former address and former fiscal year, if changed since last report: Not Applicable

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 149,489,887 Common Shares were outstanding at November 30, 2005.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) Assets	October 29, 2005 (Unaudited)	January 29, 2005	October 30, 2004 (Unaudited)
Current assets:			(Restated)
Cash and cash equivalents	$216,047	$275,061	$153,202
Short-term investments	340,328	314,546	231,438
Merchandise inventory	253,476	137,991	204,972
Accounts and note receivable, including related party, net	31,332	26,432	29,282
Prepaid expenses and other	31,172	25,856	28,318
Deferred income taxes	44,188	47,754	37,698
Total current assets	916,543	827,640	684,910
Property and equipment, net of accumulated depreciation and amortization	351,855	353,213	375,042
Goodwill	10,136	10,136	10,136
Long-term investments	123,461	84,416	34,155
Other assets, net	26,588	18,254	25,355
Total assets	$1,428,583	$1,293,659	$1,129,598

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$104,386	$76,344	$84,303
Accrued compensation and payroll taxes	48,732	36,008	39,985
Accrued rent	49,473	45,089	42,164
Accrued income and other taxes	17,257	33,926	27,646
Unredeemed stored value cards and gift certificates	19,065	32,724	15,451
Current portion of deferred lease credits	10,422	9,798	10,147
Other liabilities and accrued expenses	15,858	16,152	12,489
Total current liabilities	265,193	250,041	232,185
Non-current liabilities:
Deferred lease credits	64,021	57,758	58,678
Other non-current liabilities	29,667	22,374	24,960
Total non-current liabilities	93,688	80,132	83,638
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.01 par value; 250,000 shares authorized; 162,163, 155,817 and 153,659
shares issued; 149,474, 149,489 and 147,331 shares outstanding, respectively	1,605	1,517	1,510
Contributed capital	368,445	268,286	214,782
Accumulated other comprehensive income	17,895	13,748	14,015
Retained earnings	882,451	726,760	630,268
Deferred compensation	(6,493)	(1,807)	(1,782)
Treasury stock, 12,689, 6,328 and 6,328 shares, respectively	(194,201)	(45,018)	(45,018)
Total stockholders' equity	1,069,702	963,486	813,775
Total liabilities and stockholders' equity	$1,428,583	$1,293,659	$1,129,598
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 29, 2005	October 30, 2004 (Restated)	October 29, 2005	October 30, 2004 (Restated)
Net sales	$577,665	$479,585	$1,545,004	$1,207,217
Cost of sales, including certain buying, occupancy and warehousing expenses	308,298	245,727	825,497	661,786
Gross profit	269,367	233,858	719,507	545,431
Selling, general and administrative expenses	137,324	119,642	377,222	304,443
Depreciation and amortization expense	18,746	17,345	55,429	49,969
Operating income	113,297	96,871	286,856	191,019
Other income (expense), net	4,083	(645)	11,507	786
Income before income taxes	117,380	96,226	298,363	191,805
Provision for income taxes	44,023	37,521	111,788	74,517
Income from continuing operations, net of tax	73,357	58,705	186,575	117,288
Income (loss) from discontinued operations, net of tax	(37)	(807)	37	(4,862)
Net income	$73,320	$57,898	$186,612	$112,426

Basic per common share amounts:
Income from continuing operations	$0.48	$0.40	$1.22	$0.81
Loss from discontinued operations	-	-	-	(0.03)
Net income per basic common share	$0.48	$0.40	$1.22	$0.78

Diluted per common share amounts:
Income from continuing operations	$0.47	$0.39	$1.19	$0.79
Loss from discontinued operations	-	(0.01)	-	(0.04)
Net income per diluted common share	$0.47	$0.38	$1.19	$0.75

Cash dividends per common share	$0.08	$0.03	$0.20	$0.03

Weighted average common shares outstanding - basic	152,776	146,004	152,767	144,506
Weighted average common shares outstanding - diluted	155,987	151,570	156,658	148,937

Retained earnings, beginning	$820,769	$576,786	$726,760	$522,258
Net income	73,320	57,898	186,612	112,426
Cash dividends	(11,638)	(4,416)	(30,921)	(4,416)
Retained earnings, ending	$882,451	$630,268	$882,451	$630,268

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(In thousands)	October 29, 2005	October 30, 2004 (Restated)
Operating activities:
Net income	$186,612	$112,426
(Income) loss from discontinued operations	(37)	4,862
Income from continuing operations	186,575	117,288
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	55,429	49,969
Stock compensation	15,398	19,862
Deferred income taxes	9,882	(10,921)
Tax benefit from exercise of stock options and restricted stock	34,335	11,385
Other adjustments	4,167	993
Changes in assets and liabilities:
Merchandise inventory	(114,583)	(79,667)
Accounts and note receivable, including related party, net	10,189	(8,072)
Prepaid expenses and other	(5,180)	(490)
Accounts payable	27,498	11,917
Unredeemed stored value cards and gift certificates	(13,734)	(10,218)
Deferred lease credits	6,683	4,318
Accrued liabilities	(5,362)	34,457
Total adjustments	24,722	23,533
Net cash provided by operating activities from continuing operations	211,297	140,821
Investing activities:
Capital expenditures	(59,752)	(86,476)
Purchase of investments	(661,997)	(314,214)
Sale of investments	597,710	273,703
Other investing activities	(84)	(273)
Net cash used for investing activities from continuing operations	(124,123)	(127,260)
Financing activities:
Payments on note payable and capital leases	(554)	(2,484)
Retirement of note payable and termination of swap agreement	-	(16,915)
Repurchase of common stock as part of publicly announced programs	(138,696)	-
Repurchase of common stock from employees	(10,487)	-
Cash dividends paid	(30,921)	(4,416)
Net proceeds from stock options exercised	45,828	26,568
Net cash provided by (used for) financing activities from continuing operations	(134,830)	2,753
Effect of exchange rates on cash	3,064	1,864
Net cash used for discontinued operations	(14,422)	(2,063)
Net increase (decrease) in cash and cash equivalents	(59,014)	16,115
Cash and cash equivalents - beginning of period	275,061	137,087
Cash and cash equivalents - end of period	$216,047	$153,202

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$87,374	$52,295

Supplemental disclosures of non-cash transactions:  During the nine months ended October 29, 2005 and October 30, 2004, the Company recorded an increase to deferred compensation and contributed capital of $20.6 million and $20.8 million, respectively, related to the issuance of stock awards.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at October 29, 2005 and October 30, 2004 and for the three and nine month periods ended October 29, 2005 (the "current period") and October 30, 2004 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2004 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 29, 2005 was derived from the audited financial statements.

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

The following is a summary of the effects of the restatement adjustments on our Consolidated Financial Statements.

	Consolidated Statements of Operations
(In thousands, except per share amounts)	As Previously Reported (1)	Adjustments	As Restated
Three months ended October 30, 2004
Cost of sales	$247,954	$(2,227)	$245,727
Gross profit	231,631	2,227	233,858
Selling, general and administrative expenses	119,567	75	119,642
Depreciation and amortization expense	14,948	2,397	17,345
Operating income	97,116	(245)	96,871
Income before income taxes	96,471	(245)	96,226
Provision for income taxes	37,615	(94)	37,521
Income from continuing operations, net of tax	58,856	(151)	58,705
Net income	58,049	(151)	57,898
Basic income from continuing operations per common share	0.40	-	0.40
Diluted income from continuing operations per common share	0.39	-	0.39
Basic income per common share	0.40	-	0.40
Diluted income per common share	0.38	-	0.38

(In thousands, except per share amounts)	As Previously Reported (1)	Adjustments	As Restated
Nine months ended October 30, 2004
Cost of sales	$668,405	$(6,619)	$661,786
Gross profit	538,812	6,619	545,431
Selling, general and administrative expenses	304,257	186	304,443
Depreciation and amortization expense	42,953	7,016	49,969
Operating income	191,602	(583)	191,019
Income before income taxes	192,388	(583)	191,805
Provision for income taxes	74,746	(229)	74,517
Income from continuing operations, net of tax	117,642	(354)	117,288
Net income	112,780	(354)	112,426
Basic income from continuing operations per common share	0.81	-	0.81
Diluted income from continuing operations per common share	0.79	-	0.79
Basic income per common share	0.78	-	0.78
Diluted income per common share	0.75	-	0.75

(1)	Amounts have been reclassified to reflect the Bluenotes' results of operations as discontinued operations. See Note 7 of the Consolidated Financial Statements for additional information.

	Consolidated Balance Sheets
(In thousands)	As Previously Reported (1)	Adjustments	As Restated
As of October 30, 2004
Accounts and note receivable, including related party, net	$25,493	$3,789	$29,282
Deferred income taxes	33,644	4,054	37,698
Total current assets	677,067	7,843	684,910
Property and equipment, net of accumulated depreciation and amortization	310,512	64,530	375,042
Total assets	1,057,225	72,373	1,129,598
Accrued rent	31,749	10,415	42,164
Current portion of deferred lease credits	-	10,147	10,147
Total current liabilities	211,623	20,562	232,185
Deferred lease credits	-	58,678	58,678
Other non-current liabilities	25,159	(199)	24,960
Total non-current liabilities	25,159	58,479	83,638
Accumulated other comprehensive income	14,065	(50)	14,015
Retained earnings	636,886	(6,618)	630,268
Total stockholders' equity	820,443	(6,668)	813,775
Total liabilities and stockholders' equity	1,057,225	72,373	1,129,598

(1)	Certain amounts have been reclassified in order to conform to the October 29, 2005 presentation.

Recent Accounting Pronouncements

FSP No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)

In October 2005, the FASB issued Staff Position No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) ("FSP No. 123(R)-2"). FSP No. 123(R)-2 provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). Assuming all other criteria in the grant date definition are met, FSP No. 123(R)-2 permits companies to measure compensation cost for awards subject to SFAS No. 123(R) on the Board of Directors approval date, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP No. 123(R)-2 is required to be applied upon initial adoption of SFAS No. 123(R). The Company is currently assessing the guidance in FSP No. 123(R)-2 as part of its evaluation of the adoption of SFAS No. 123(R).

FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)

In September 2005, the FASB issued Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) ("FSP No. 123(R)-1"). FSP No. 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee. FSP No. 123(R)-1 is required to be applied upon initial adoption of SFAS No. 123(R). The Company is currently assessing the guidance in FSP No. 123(R)-1 as part of its evaluation of the adoption of SFAS No. 123(R).

FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period

In October 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period ("FSP No. 13-1"). FSP No. 13-1 indicates that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. Adoption is required for the first reporting period beginning after December 15, 2005. The Company is in compliance with the FSP No. 13-1, and therefore, the adoption of FSP No. 13-1 will not have an impact on its Consolidated Financial Statements.

SFAS No. 154, Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have an impact on its Consolidated Financial Statements.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2").  FSP No. 109-2 allows additional time for companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. At this time, the Company has not established a provision for income taxes on unremitted earnings of the Canadian subsidiaries as it is the Company's intention to permanently invest these earnings in the Canadian Operations. The Company is currently evaluating the opportunity to take this deduction for its tax year ending July 29, 2006. Unremitted Canadian earnings generated through October 29, 2005 that are being considered for repatriation range from zero to $61 million. Repatriation of these earnings would require the Company to pay income taxes in the range of zero to $3.2 million. Additional unremitted Canadian earnings generated before the end of the tax year ending July 29, 2006 may also be repatriated.

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

In April 2005, the SEC adopted a rule that amended the effective dates of SFAS No. 123(R). Under this guidance, SFAS No. 123(R) is effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005. Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company will adopt the new standard in the first quarter of Fiscal 2006 and is currently in the process of determining the transition method that it will use.

The Company currently accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. As a result of using this method, the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and the use of the fair value method will have an impact on our results of operations. The impact of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in our pro forma disclosure within the Stock Option Plan disclosure on pages 14 and 15 of this Form 10-Q. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options.

Historically, for pro forma reporting purposes the Company has followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions.  Under this approach, the Company recognizes compensation expense over the vesting period of the award. If an employee retires before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant. Refer to the Stock Option Plan disclosure on pages 14 and 15 of this Form 10-Q for additional discussion of the non-substantive vesting period approach.

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

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consist of compensation and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs.

The gross profit impact of a sales returns reserve, which is recorded in cost of sales and other liabilities and accrued expenses, is based on projected merchandise returns determined through the use of historical average return percentages. The sales return reserve was $3.5 million as of October 29, 2005, $3.4 million as of January 29, 2005 and $3.1 million as of October 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, freight related to inter-store transfers, communication costs, travel and entertainment, leasing costs and services purchased. Selling, general and administrative expenses do not include compensation and employee benefit expenses for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales.

Cash and Cash Equivalents

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Cash in excess of operating requirements is invested in taxable or tax-exempt fixed income notes or bonds. As of October 29, 2005, short-term investments included investments with an original maturity of three to twelve months and averaging approximately eleven months (excluding auction rate securities of $200.6 million, $161.3 million and $120.6 million at October 29, 2005, January 29, 2005 and October 30, 2004, respectively) and consisted primarily of tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities classified as available for sale. The Company had previously included auction rate securities as a component of cash and cash equivalents on its Consolidated Balance Sheets but has determined that classification as short-term investments is more appropriate. Accordingly, auction rate securities have been reclassified from cash and cash equivalents to short-term investments for all periods presented. This reclassification also resulted in changes in the Company's Consolidated Statements of Cash Flows. The purchase and sale of auction rate securities previously presented as cash and cash equivalents have been reclassified to investing activities for all periods presented.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, and our short-term investments:

(In thousands)	October 29, 2005	January 29, 2005	October 30, 2004
Cash and cash equivalents:
Cash and money market investments	$74,077	$90,200	$41,475
Tax exempt investments	57,835	148,685	87,671
Taxable investments	84,135	36,176	24,056
Total cash and cash equivalents	216,047	275,061	153,202
Short-term investments:
Tax exempt investments	218,440	297,726	207,326
Taxable investments	57,188	8,820	12,812
Tax advantage investments	64,700	8,000	11,300
Total short-term investments	340,328	314,546	231,438
Total	$556,375	$589,607	$384,640

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight line method over the estimated useful lives as follows:

Buildings	25 to 40 years
Leasehold improvements	5 to 10 years
Fixtures and equipment	3 to 5 years

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.

Goodwill

As of October 29, 2005, the Company had approximately $10.1 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Management evaluates goodwill for possible impairment on at least an annual basis.

Long-term Investments

As of October 29, 2005, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding five years (averaging approximately twenty-four months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

Derivative Instruments and Hedging Activities

On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with a $29.1 million non-revolving term loan facility (the "term facility"). The swap amount decreased on a monthly basis beginning January 1, 2001 until the early termination of the agreement during the three months ended October 30, 2004. The Company also retired its term facility for $16.2 million at that time.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative, which was designated and met all the required criteria for a cash flow hedge, were recorded in accumulated other comprehensive income. On October 1, 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility. As a result, during the three months ended October 30, 2004, the Company reclassified approximately $0.4 million, net of tax, of unrealized net losses from other comprehensive income into earnings. As of October 29, 2005, the Company did not have any derivative instruments.

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

Customer Loyalty Program

During the three months ended October 29, 2005, the Company introduced the AE All-Access Pass (the "Pass"), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date and can be redeemed for a discount on a future purchase of merchandise. Rewards not redeemed during the one month redemption period are forfeited. A current liability is recorded for the estimated cost of anticipated redemptions and is adjusted through cost of sales based on reward earning activity. Rewards are recorded as markdowns at the time of redemption.

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

Stock Repurchases

On February 24, 2000, the Company's Board of Directors (the "Board") authorized the repurchase of up to 7.5 million shares of its common stock. At the beginning of the current period, approximately 1.4 million shares remained available for repurchase under this authorization. The Company's Board authorized the repurchase of an additional 2.1 million shares of the Company's common stock on September 2, 2005. As part of these stock repurchase authorizations, the Company repurchased 3.5 million shares during the three months ended October 29, 2005 for approximately $81.1 million, at an average share price of $23.16.

On October 6, 2005, the Company's Board authorized the repurchase of an additional 2.5 million shares of the Company's common stock. The repurchase of these shares was completed during October 2005 for approximately $57.6 million, at an average share price of $23.00. No repurchases were made during the nine months ended October 30, 2004.

Additionally, during the nine months ended October 29, 2005, the Company purchased 361,000 shares from certain employees at market prices totaling $10.5 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock. See Note 10 of the Consolidated Financial Statements for information on a subsequent event related to our share repurchase program.

Stock Split

On February 4, 2005, the Company's Board of Directors approved a two-for-one stock split that was distributed on March 7, 2005, to stockholders of record on February 14, 2005. All share amounts and per share data have been restated to reflect this stock split.

Earnings Per Share

The following table shows the amounts used in computing earnings per share from continuing operations and the effect on income from continuing operations and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2005	October 30, 2004 (Restated)	October 29, 2005	October 30, 2004 (Restated)
Income from continuing operations	$73,357	$58,705	$186,575	$117,288
Weighted average common shares outstanding:
Basic shares	152,776	146,004	152,767	144,506
Dilutive effect of stock options and non-vested restricted stock	3,211	5,566	3,891	4,431
Diluted shares	155,987	151,570	156,658	148,937

Options to purchase 541,000 and 75,000 shares of common stock during the three and nine months ended October 29, 2005, respectively, and 1,229,000 and 1,383,000 shares during the three and nine months ended October 30, 2004, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts because the options' exercise prices were greater than the average market price of the underlying shares.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 29, 2005	October 30, 2004 (Restated)	October 29, 2005	October 30, 2004 (Restated)
Net income, as reported	$73,320	$57,898	$186,612	$112,426
Add: stock-based compensation expense included in reported net income, net of tax	(461)	73	82	222
Less: total stock-based compensation expense determined under fair value method, net of tax	(2,065)	(2,473)	(6,609)	(8,792)
Pro forma net income	$70,794	$55,498	$180,085	$103,856

Basic income per common share:
As reported	$0.48	$0.40	$1.22	$0.78
Pro forma	$0.46	$0.38	$1.18	$0.72

Diluted income per common share:
As reported	$0.47	$0.38	$1.19	$0.75
Pro forma	$0.45	$0.37	$1.15	$0.70

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

The SEC has clarified that companies following the nominal vesting period approach should continue to follow that approach until the adoption of SFAS No. 123(R). Accordingly, the Company will continue to follow the nominal vesting period approach for any new stock based compensation awards containing retirement eligibility provisions granted prior to the adoption of SFAS No. 123(R) and for the remaining portion of unvested outstanding awards containing retirement eligibility provisions after adopting SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the Company will apply the non-substantive vesting period approach to new stock award grants that have retirement eligibility provisions. Had the Company applied the non-substantive vesting period approach for retirement eligible employees, there would not have been an impact to our reported pro forma income per common share for Fiscal 2005 or Fiscal 2004.

Segment Information

As a result of the Bluenotes' disposition during Fiscal 2004 (see Note 7 of the Consolidated Financial Statements), the Company's operations are now conducted in one reportable segment. Prior to its disposition, Bluenotes was presented as a separate reportable segment.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the October 29, 2005 presentation.

3. Property and Equipment

Property and equipment consists of the following:

(In thousands)	October 29, 2005	January 29, 2005	October 30, 2004
			(Restated)
Property and equipment, at cost	$659,545	$611,281	$646,993
Less: Accumulated depreciation and amortization	(307,690)	(258,068)	(271,951)
Net property and equipment	$351,855	$353,213	$375,042

4. Related Party Transactions

The Company and its wholly-owned subsidiaries historically had various transactions with related parties. The nature of the Company's relationship with the related parties and a description of the respective transactions is stated below.

As of October 29, 2005, the Schottenstein-Deshe-Diamond families (the "families") owned 14.2% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation ("SSC"), which includes a publicly-traded subsidiary, Retail Ventures, Inc. ("RVI"), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II ("Linmar Realty") until June 4, 2004. During Fiscal 2004, the Company implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families as of January 29, 2005. We believe that the terms of the prior transactions were as favorable to the Company as those that could have been obtained from unrelated third parties. The Company had the following transactions with these related parties during the nine months ended October 30, 2004.

During Fiscal 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, acquired for $20.0 million Linmar Realty Company II, a general partnership that owned the Company's corporate headquarters and distribution center. The acquisition price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the Consolidated Balance Sheet during the three months ended July 31, 2004 and is being depreciated over its anticipated useful life of twenty-five years. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties. Rent expense was $0.8 million during the nine months ended October 30, 2004 under the lease.

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

At October 29, 2005, the Company did not have a balance in accounts receivable that pertained to related parties. At October 30, 2004, approximately $11,000 was included in accounts receivable pertaining to related party transactions.

Prior to the implementation of the Company's plan to eliminate related party transactions, SSC and its affiliates charged the Company for various professional services provided, including certain legal, real estate and insurance services. For the three and nine months ended October 30, 2004, the Company paid approximately $62,000 and $187,000, respectively, for these services.

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

5. Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2005	October 30, 2004 (Restated)	October 29, 2005	October 30, 2004 (Restated)
Net income	$73,320	$57,898	$186,612	$112,426
Other comprehensive income:
Unrealized loss on investments, net of tax	(1,547)	(50)	(1,851)	(25)
Foreign currency translation adjustment	5,844	7,559	5,998	9,857
Unrealized derivative gain on cash flow hedge, net of tax	-	17	-	71
Reclassification adjustment for losses realized in net income, net of tax, related to termination of the cash flow hedge	-	437	-	437
Other comprehensive income	4,297	7,963	4,147	10,340
Total comprehensive income	$77,617	$65,861	$190,759	$122,766

6. Income Taxes

For the three and nine months ended October 29, 2005, the effective tax rate used for the provision of income tax approximated 37.5%. For the three and nine months ended October 30, 2004, the effective tax rate used for the provision of income tax approximated 39%. The lower effective tax rate during the three months ended October 29, 2005 is due primarily to the impact of a significant increase in tax exempt interest income as well as the reconciliation of the Company's tax rate with its most recent tax filings. The lower effective tax rate during the nine months ended October 29, 2005 is due primarily to state tax credits received during the three months ended July 30, 2005 as well as the factors described for the three months ended October 29, 2005.

7. Discontinued Operations

During Fiscal 2004, the Company completed its disposition of Bluenotes to 6295215 Canada Inc (the "Purchaser"). The transaction had an effective date of December 5, 2004. In accordance with SFAS No. 144, the accompanying Consolidated Statements of Operations reflect Bluenotes' results of operations as discontinued operations for all periods presented. Additionally, the accompanying Consolidated Statements of Cash Flows reflect Bluenotes' results of operations as discontinued operations. Amounts in the Company's Consolidated Balance Sheets, including total assets of $0.4 million, $18.2 million and $37.0 million at October 29, 2005, January 29, 2005 and October 30, 2004, respectively, have not been reclassified to reflect Bluenotes as discontinued operations.

The Company received approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. As of October 29, 2005, the Company had received the full amount of the aforementioned consideration. The transaction resulted in an after-tax loss of $4.8 million, or $0.03 per diluted share, during Fiscal 2004 and was partially offset by net income from the disposition of $37,000 during the nine months ended October 29, 2005. Additionally, during the nine months ended October 29, 2005, the Company recorded a $6.0 million income tax benefit related to the completion of the Bluenotes' disposition. At this time, the realization of the aforementioned income tax benefit is uncertain. As a result, the Company has recorded a contingency reserve for the full amount.

The operating results of Bluenotes, which are being presented as discontinued operations, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$ -	$23,846	$ -	$60,016

Loss from operations, net of tax	$ -	$ (807)	$ -	$(4,862)
Income (loss) from disposition, net of tax	(37)	-	37	-
Income (loss) from discontinued operations, net of tax (1)	$(37)	$ (807)	$37	$(4,862)

(1)	Three month amounts are net of tax of $(27) and $(454), respectively. Nine month amounts are net of tax of $18 and $(2,886), respectively.

8. Contingencies

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, the Company provided guarantees related to two store leases that were assigned to the Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.5 million as of October 29, 2005. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Purchaser, in accordance with the Bluenotes' Asset Purchase Agreement.

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

9. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, Management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FIN 14, an interpretation of SFAS No. 5. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position or results of operations of the Company.

10. Subsequent Event

On November 15, 2005, the Company's Board of Directors authorized the repurchase of an additional 4.5 million shares of the Company's common stock. The repurchase of shares will occur at the discretion of the Company. As of December 1, 2005, the Company had repurchased 1.0 million shares under this authorization for approximately $22.3 million, at an average share price of $22.30.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the Consolidated Financial Statements for the three and nine month periods ended October 29, 2005 and October 30, 2004, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 29, 2005 and October 30, 2004 and the related consolidated statements of operations and retained earnings for the three and nine-month periods ended October 29, 2005 and October 30, 2004, and the consolidated statements of cash flows for the nine-months periods ended October 29, 2005 and October 30, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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
December 1, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

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

Management considers comparable store sales to be an important indicator of our current performance. Comparable store sales results are important in achieving leveraging of our costs, including store payroll, store supplies, rent, etc. Positive comparable store sales contribute to greater leveraging of costs while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

Gross profit - Gross profit measures whether we are appropriately optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income - Management views operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit and our ability to control operating costs.

Store productivity - Store productivity, including sales per square foot, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by Management in assessing our operational performance.

Inventory turnover - Management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity - Management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to cover our uses of cash. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

 We achieved our seventh consecutive quarter of record sales and earnings during the three months ended October 29, 2005 (the "third quarter"). Our product assortments were well received by our target customers and we experienced an increase in our store traffic. Top line sales growth was driven by higher transactions per average store, higher units sold per average store and an increase in average unit retail price. During the quarter, we achieved our second highest historical third quarter gross margin rate. While our gross margin rate declined from the prior year, lower expenses and higher other income as a percent to net sales contributed to improved profitability during the quarter.

Net sales for the third quarter increased 20.5% to $577.7 million from $479.6 million and our comparable store sales increased 13.6%. Our gross profit increased by $35.5 million compared to the prior year, however, our gross margin declined by 220 basis points to a rate of 46.6%. Selling, general and administrative expenses as a rate to net sales improved by 120 basis points to 23.8% as a result of our strong comparable store sales growth. We achieved a 19.6% operating margin for the third quarter. The third quarter effective tax rate decreased to approximately 37.5% from 39% for the corresponding period last year, reflecting a significant increase in tax exempt interest income as well as the reconciliation of our tax rate with our most recent tax filings. Third quarter net income increased 26.6% to $73.3 million, or 12.7% as a percent to net sales, compared to net income of $57.9 million, or 12.1% as a percent to net sales, for the corresponding period last year.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004 (Restated)	October 29, 2005	October 30, 2004 (Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	53.4	51.2	53.4	54.8
Gross profit	46.6	48.8	46.6	45.2
Selling, general and administrative expenses	23.8	25.0	24.4	25.2
Depreciation and amortization expense	3.2	3.6	3.6	4.2
Operating income	19.6	20.2	18.6	15.8
Other income (expense), net	0.7	(0.1)	0.7	0.1
Income before income taxes	20.3	20.1	19.3	15.9
Provision for income taxes	7.6	7.8	7.2	6.2
Income from continuing operations, net of tax	12.7	12.3	12.1	9.7
Loss from discontinued operations, net of tax	-	(0.2)	-	(0.4)
Net income	12.7%	12.1%	12.1%	9.3%

Store data for the nine months ended October 29, 2005 and October 30, 2004

	Nine Months Ended
	October 29, 2005	October 30, 2004
Number of stores:
Beginning of period	846	805
Opened	30	40
Closed*	(10)	(6)
End of period**	866	839

Total gross square feet at end of period	4,729,612	4,489,606

*	Stores closed during the nine months ended October 29, 2005 include one store permanently closed due to Hurricane Katrina.

**	Ending store count as of October 29, 2005 includes two stores that remain closed due to Hurricane Katrina. One of these stores reopened in the fourth quarter of Fiscal 2005 and the remaining store is expected to reopen in the first quarter of Fiscal 2006.

As a result of the Bluenotes' disposition during Fiscal 2004, our operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes our 866 U.S. and Canadian retail stores and our e-commerce operation, ae.com.

Restatement of Prior Financial Information

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP"). In light of this letter, our management initiated a review of our lease-related accounting and determined that our historical method of accounting for rent holidays and tenant allowances, as more fully described below, was not in accordance with GAAP. As a result, we restated our Consolidated Financial Statements for the year ended January 31, 2004 in our 2004 Annual Report on Form 10-K. We also restated our quarterly financial information for Fiscal 2004, as described in Note 16 of the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement. Accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon. All referenced amounts for prior quarterly periods in this Quarterly Report on Form 10-Q are presented on a restated basis.

Historically, we had recognized straight line rent expense for leases beginning on the store opening date. This had the effect of excluding the build-out period of our stores from the calculation of the period over which we expense rent and recognize construction allowances. In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we changed this practice to include the build-out period in the calculations of rent expense and construction allowance amortization.

Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we changed our classification of construction allowances on our Consolidated Financial Statements to record them as deferred credits, which are amortized as a reduction to rent expense. Furthermore, construction allowances are now presented within operating activities on our Consolidated Statements of Cash Flows. Historically, construction allowances had been classified on our Consolidated Balance Sheets as a reduction of property and equipment and the related amortization had been classified as a reduction to depreciation and amortization expense (over the lesser of the useful life or the life of the lease) on the Consolidated Statements of Operations. Our Consolidated Statements of Cash flows had historically reflected construction allowances as a reduction of capital expenditures within investing activities.

Comparison of the three months ended October 29, 2005 to the three months ended October 30, 2004

Net Sales

Net sales increased 20.5% to $577.7 million from $479.6 million. The sales increase was due to a 13.6% comparable store sales increase as well as a 5.1% increase in gross square footage. The gross square footage increase consisted primarily of the net addition of 27 stores. The comparable store sales increase was driven by strong increases in the number of transactions per average store and the number of units sold per average store, which both increased in the low double-digits. Additionally, we achieved a higher average unit retail price, resulting from a change in product mix, partially offset by higher markdowns. Comparable store sales percentages increased in the mid-teens in the men's business and in the low double-digits in the women's business over last year.

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

Gross Profit

Gross profit as a percent to net sales declined by 220 basis points to 46.6% from 48.8%. The percentage decrease was primarily attributed to a lower merchandise margin, partially offset by a reduction of buying, occupancy and warehousing costs as a percent to net sales. Merchandise margin was lower for the period due primarily to increased markdowns taken as part of a more typical third quarter promotional strategy. This is compared to exceptionally strong full priced business last year, which resulted in our lowest historical third quarter markdown rate. The decrease in merchandise margin was partially offset by an improved markon. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses. See Note 2 of the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a rate to net sales decreased to 23.8% from 25.0% due to our strong comparable store sales growth. During the quarter, our incentive compensation and direct compensation, including both store and non-store payroll, improved as a rate to net sales. These improvements were partially offset by development costs for Martin + Osa, our new brand concept.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.2% from 3.6% due primarily to the comparable store sales increase.

Other Income (Expense), Net

Other income (expense), net increased to $4.1 million from $(0.6) million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment returns. The improvement in investment returns is partially attributable to an increase in long-term investments resulting from a change in our investment policy. Additionally, we incurred $1.6 million of expense in the prior year for the early termination of our swap agreement and term facility.

Provision for Income Taxes

The effective tax rate decreased to approximately 37.5% from 39% last year, reflecting a significant increase in tax exempt interest income as well as the reconciliation of our tax rate with our most recent tax filings.

Net Income

Net income increased 26.6% to $73.3 million, or 12.7% as a percent to net sales, from $57.9 million, or 12.1% as a percent to net sales last year. Net income per diluted common share increased to $0.47 from $0.38 in the prior year (which included a $0.01 loss from discontinued operations related to Bluenotes). The increase in net income was attributable to the factors noted above.

Comparison of the nine months ended October 29, 2005 to the nine months ended October 30, 2004

Net Sales

 Net sales increased 28.0% to $1.545 billion from $1.207 billion. The sales increase was due to a 19.8% comparable store sales increase as well as a 5.1% increase in gross square footage. The gross square footage increase consisted primarily of the net addition of 27 stores. The comparable store sales increase was driven by strong increases in the number of transactions per average store and the number of units sold per average store, both of which increased in the mid-teens. Additionally, we achieved a higher average unit retail price, resulting from a change in product mix, partially offset by higher markdowns. Comparable store sales percentages increased in the low-twenties in the men's business and in the high-teens in the women's business over last year.

Gross Profit

Gross profit as a percent to net sales increased by 140 basis points to 46.6% from 45.2%. The percentage increase was primarily attributed to a reduction of buying, occupancy and warehousing costs as a percent to net sales as well as an improvement in merchandise margins. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales. Merchandise margins increased for the period due primarily to an improved markon, partially offset by increased markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 24.4% from 25.2% due to our strong comparable store sales growth. During the period, incentive compensation, direct compensation, leasing costs, benefits and services purchased/professional services improved as a rate to net sales. These improvements were partially offset by development costs for Martin + Osa, our new brand concept.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.6% from 4.2% due primarily to the comparable store sales increase.

Other Income (Expense), Net

Other income (expense), net increased to $11.5 million from $0.8 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment returns.  The improvement in investment returns is partially attributable to an increase in long-term investments resulting from a change in our investment policy. Additionally, we incurred $1.6 million of expense in the prior year for the early termination of our swap agreement and term facility.

Provision for Income Taxes

The effective tax rate decreased to approximately 37.5% from 39% last year, reflecting state tax credits received during the three months ended July 30, 2005 as well as a significant increase in tax exempt interest income and reconciliation of our tax rate with our most recent tax filings.

Net Income

Net income increased 66.0% to $186.6 million, or 12.1% as a percent to net sales, from $112.4 million, or 9.3% as a percent to net sales last year. Net income per diluted common share increased to $1.19 from $0.75 in the prior year (which included a $0.04 loss from discontinued operations related to Bluenotes). The increase in net income was attributable to the factors noted above.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and the remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been met through cash flow from operations. In the future, we expect that our uses of cash will also include the purchase and construction of our new corporate headquarters, international expansion and new brand concept development.

The following sets forth certain measures of our liquidity:

	October 29, 2005	January 29, 2005	October 30, 2004 (Restated)
Working capital (in 000's)	$651,350	$577,599	$452,725
Current ratio	3.46	3.31	2.95

Net cash provided by operating activities from continuing operations totaled $211.3 million for the nine months ended October 29, 2005. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and the payment of operational costs.

Investing activities for the nine months ended October 29, 2005 included $59.8 million for capital expenditures and $64.3 million for the net purchase of investments. Capital expenditures consisted primarily of $39.2 million related to investments in our stores, including 30 new and 31 remodeled stores in the United States and Canada. The remaining capital expenditures were primarily related to improvements at our distribution centers and information technology upgrades at our home office.

We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to twenty-four months and an expected rate of return of approximately a 4.4% taxable equivalent yield.  We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market.  During Fiscal 2004, we amended our investment policy to allow for investments with stated maturities of up to five years.  This represents a change from our previous policy of allowing investments with maturities of up to two years.

Cash used for financing activities resulted primarily from $149.2 million used for the repurchase of common stock and $30.9 million used for the payment of dividends, partially offset by $45.8 million in proceeds from stock option exercises during the period.

We have a $90.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit (the "line") which can be used for letters of credit and/or direct borrowing, totaling $130.0 million (the "facility"). The interest rate is at the lender's prime lending rate (6.75% at October 29, 2005) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At October 29, 2005, letters of credit in the amount of $42.0 million were outstanding on this facility, leaving a remaining available balance on the line of $88.0 million. We also have an uncommitted letter of credit facility for $75.0 million with a separate financial institution. At October 29, 2005, letters of credit in the amount of $71.4 million were outstanding on this facility, leaving a remaining available balance on the line of $3.6 million.

During the third quarter of Fiscal 2005, our Board of Directors (our "Board") declared a quarterly dividend of $0.075 per share, which was paid on October 7, 2005. Subsequent to the third quarter of Fiscal 2005, our Board declared a quarterly dividend of $0.075 per share, payable on January 6, 2006 to stockholders of record at the close of business on December 23, 2005. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

On February 24, 2000, our Board authorized the repurchase of up to 7.5 million shares of our common stock. At the beginning of the current period, approximately 1.4 million shares remained available for repurchase under this authorization. Our Board authorized the repurchase of an additional 2.1 million shares of our common stock on September 2, 2005. As part of these stock repurchase authorizations, we repurchased 3.5 million shares during the three months ended October 29, 2005 for approximately $81.1 million, at an average share price of $23.16.

On October 6, 2005, our Board authorized the repurchase of an additional 2.5 million shares of our common stock. The repurchase of these shares was completed during October 2005 for approximately $57.6 million, at an average share price of $23.00. Our Board authorized the repurchase of an additional 4.5 million shares of our common stock on November 15, 2005. The repurchase of shares will occur at our discretion. As of December 1, 2005, we had repurchased 1.0 million shares under this authorization for approximately $22.3 million, at an average share price of $22.30. No repurchases were made during the nine months ended October 30, 2004. Additionally, during the nine months ended October 29, 2005, we purchased 361,000 shares from certain employees at market prices totaling $10.5 million for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. The aforementioned share repurchases have been recorded as treasury stock.

We expect capital expenditures for Fiscal 2005 to be approximately $80 million, which will relate primarily to approximately 36 new stores in the United States and Canada and the remodeling of 44 stores in the United States and Canada. Remaining capital expenditures will relate to new fixtures and enhancements to existing stores, information technology upgrades and improvements to our New York Design Office and distribution centers.  As of October 29, 2005, $59.8 million of the Fiscal 2005 capital expenditures had been incurred.

In addition to our current new brand concept, Martin + Osa, our growth strategy includes the possibility of acquisitions, internally developing additional new brands and/or expanding our existing brands to international locations. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 29, 2005 contained in our Fiscal 2004 Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements for the period ended October 29, 2005.  The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Income Taxes

Income tax accruals of $4.3 million and $17.1 million were recorded at October 29, 2005 and October 30, 2004, respectively. As of October 29, 2005, we had recorded tax reserves of approximately $14.4 million.

For the three and nine months ended October 29, 2005, the effective tax rate used for the provision of income tax approximated 37.5%. For the three and nine months ended October 30, 2004, the effective tax rate used for the provision of income tax approximated 39%. The lower effective tax rate during the three months ended October 29, 2005 is due primarily to the impact of a significant increase in tax exempt interest income as well as the reconciliation of our tax rate with our most recent tax filings. The lower effective tax rate during the nine months ended October 29, 2005 is primarily due to state tax credits received during the three months ended July 30, 2005 as well as the factors described for the three months ended October 29, 2005.

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

  the planned opening of the remaining 6 American Eagle stores in the United States and Canada during Fiscal 2005;

  the planned opening of approximately 40 to 50 American Eagle stores in the United States and Canada during Fiscal 2006;

  the completion of remodeling at 13 additional American Eagle stores in the United States during Fiscal 2005;

  the selection of approximately 40 to 50 American Eagle stores in the United States for remodeling during Fiscal 2006;

  the completion of improvements and expansion at our distribution centers;

  the possibility of growth through acquisitions, internally developing additional new brands and/or expanding our existing brands to international locations;

  the expected payment of a dividend in future periods;

  the launch of our new brand concept, Martin + Osa, during Fiscal 2006, including the planned opening of approximately 5 stores in the United States; and

  the completion of the purchase and the construction of our new corporate headquarters.

We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

Our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner

Our future success depends, in part, upon our ability to identify and respond to fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise typically must be ordered well in advance of the selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still susceptible to changing fashion trends and fluctuations in customer demands.

In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially during our peak selling seasons. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases. The failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by us, could, among other things, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.

Our ability to continue our current level of sales and earnings growth

During the past several quarters, we realized substantial growth in both sales and earnings. A number of factors have historically affected, and will continue to affect, our rate of growth and performance. These factors include, among other things, customer trends and preferences, competition, economic conditions and new store openings. There can be no assurance that we will be able to continue the rates of growth or performance that we have been recently experiencing. Additionally, any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

The effect of competitive pressures from other retailers and other business factors

The specialty retail industry is highly competitive. We compete primarily on the basis of quality, fashion, service, selection and price. There can be no assurance that we will be able to successfully compete in the future.

The success of our operations also depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, and consumer confidence. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting our continued growth and results of operations.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2006, we plan to open approximately 40 to 50 new American Eagle stores in the U.S. and Canada. Additionally, we plan to remodel or expand approximately 40 to 50 existing stores during Fiscal 2006. Accomplishing our new and existing store expansion goals will depend upon a number of  factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to grow through the internal development of a new brand

We have announced plans to launch a new brand concept, named Martin + Osa, during Fiscal 2006. Our ability to succeed in this new concept requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that this new concept will grow or become profitable. If we are unable to succeed in developing a profitable new brand, this could adversely impact our continued growth and results of operations.

Our international merchandise sourcing strategy

A majority of our merchandise is purchased from foreign suppliers. Although we purchase a significant portion of our merchandise from a single foreign vendor, we do not maintain any exclusive commitments to purchase from any vendor. Since we rely on a small number of foreign sources for a significant portion of our purchases, any event causing the disruption of imports including the insolvency of a significant supplier or a significant labor dispute could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom's enforcement actions, or political or economic disruptions.

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

Since the time of the attack on the World Trade Centers in 2001, we believe that there has been an increased risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, a significant increase in the number of factory audits performed; the revision of our factory audit protocol to include all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, we have become a certified member of the Customs - Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with Customs to strengthen overall supply chain security. There can be no assurance that terrorist activity can be prevented and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

As a member of the World Trade Organization ("WTO"), the U.S. agreed to a world wide phase out of textile quotas on January 1, 2005, resulting in the removal of country specific restrictions on the quantity of goods being imported into the U.S. Notwithstanding these general phase outs, under the terms of the People's Republic of China's accession agreement to the WTO, the U.S. was empowered to impose "Temporary Safeguard" quotas on certain categories of textile merchandise manufactured in China if there was an affirmative determination by government agencies that imports of such products were disruptive to the U.S. market. Through the end of the third quarter of Fiscal 2005, the U.S. Government's Committee on the Implementation of Tariff Agreements ("CITA") invoked safeguards on several categories of textiles being imported from China. Representatives from CITA and the Chinese government are currently negotiating the re-establishment of quota limits on certain categories of textiles; however, the outcome of such negotiations cannot be determined at this time. In the event that these negotiations do not lead to an agreement, we believe that additional safeguard quotas will be invoked during the remainder of Fiscal 2005 and that further steps may be taken, such as the application for imposition of anti-dumping or countervailing duties, to impede the importation of textile goods from China. Any of the foregoing actions could have a significant impact on worldwide sourcing patterns in the future; however, the likelihood of such events, the timing and extent of their impact, if any, and any adverse effect on our purchasing patterns and costs, cannot be determined at this time.

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

Currently, we account for our stock-based compensation plans under APB No. 25 and provide the related pro forma information regarding net income and earnings per share, as required by SFAS No. 123, as amended by SFAS No. 148, in Note 2 of the Consolidated Financial Statements. We will adopt SFAS No. 123(R) in the first quarter of Fiscal 2006, beginning January 29, 2006, and are currently in the process of determining the transition method that we will use. When we implement SFAS No. 123(R), the requirement to recognize the cost of share-based payments in our Consolidated Statement of Operations will have an impact on our results of operations.

Our reliance on key personnel

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, as well as its ability to attract and retain qualified key personnel and skilled employees in the future. Our operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in our management.

Our ability to successfully upgrade and maintain our information systems

We rely upon our various information systems to manage our operations and regularly make investments to upgrade, enhance or replace these systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse impact on our business.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002

In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance its internal control over financial reporting. There can be no assurance that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from January 29, 2005. Our market risk profile as of January 29, 2005 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the "Management"), including our Chief Executive Officer ("CEO") and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 29, 2005, an evaluation was performed under the supervision and with the participation of our Management, including the CEO and Interim Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our CEO and Interim Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended October 29, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
Month #1 (July 31, 2005 through August 27, 2005)	-	$-	-	1,400,000
Month #2 (August 28, 2005 through October 1, 2005)	3,500,000	$23.16	3,500,000	-
Month #3 (October 2, 2005 through October 29, 2005)	2,500,000	$23.00	2,500,000	-

Total	6,000,000	$23.10	6,000,000	-

(1)	All shares repurchased during the three months ended October 29, 2005 were repurchased as part of our publicly announced stock repurchase program.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	On February 24, 2000, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. Our Board of Directors authorized the repurchase of an additional 2,100,000 and 2,500,000 shares of our common stock on September 2, 2005 and October 6, 2005, respectively.

ITEM 6. EXHIBITS.

* * * * **

Exhibit 10.1      Employment Agreement between the Registrant and Thomas DiDonato dated June 29, 2005

Exhibit 15          Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1       Certification by James V. O'Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2       Certification by Dale E. Clifton pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1       Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Exhibit 32.2 Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated December 2, 2005

American Eagle Outfitters, Inc.
(Registrant)

 /s/ James V. O'Donnell

James V. O'Donnell
Chief Executive Officer

 /s/ Dale E. Clifton

Dale E. Clifton
Senior Vice President and Chief Accounting Officer