Form 10-K
period 2006-01-28
AMERICAN EAGLE OUTFITTERS INC
filed 2006-04-05
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2006

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

Common Shares, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large accelerated filer                    ☐  Accelerated filer                    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 30, 2005 was $4,356,846,338.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 148,753,711 Common Shares were outstanding at March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for 2006 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1. BUSINESS.

General

American Eagle Outfitters, Inc., a Delaware corporation, is a leading retailer that designs, markets and sells its own brand of laidback, current clothing targeting 15 to 25 year-olds, providing high-quality merchandise at affordable prices. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. We also distribute merchandise via our e-commerce operation, ae.com, which offers additional sizes, colors and styles of favorite AE merchandise and ships around the world. Our original collection includes standards like jeans and graphic Ts as well as essentials like accessories, outerwear, footwear, basics and swimwear under our American Eagle Outfitters®, American Eagle® and AE® brand names. The Company plans to open MARTIN + OSA™, a new sportswear concept targeting 25 to 40 year-old women and men, in the fall of 2006. Additionally, the Company plans to launch aerie™ by American Eagle, its new intimates sub-brand, in the fall of 2006.

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

As of January 28, 2006, we operated 869 American Eagle Outfitters stores in the United States and Canada.

In November 2000, we acquired three businesses in Canada - the Bluenotes chain, an established Canadian brand; the Braemar chain, with real estate in prime mall locations, of which 46 were converted to American Eagle stores during Fiscal 2001; and National Logistics Services (“NLS”), a 400,000 square foot distribution center near Toronto, which handled all of the distribution needs for our Canadian stores.

In December 2004, we completed the disposition of Bluenotes to 6295215 Canada Inc. (the “Bluenotes Purchaser”), a privately held Canadian company. As a result, the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented (note that amounts in the Company’s Consolidated Balance Sheets have not been reclassified to reflect Bluenotes as discontinued operations). See Note 9 of the Consolidated Financial Statements for additional information regarding this transaction.

In January 2006, we entered into an agreement to sell certain assets of NLS to 6510965 Canada Inc. (the “NLS Purchaser”), a privately held Canadian company. The sale of these assets was completed in February 2006, at which time the Company exited its NLS operations. As a result, the Company’s Consolidated Balance Sheets reflect the assets subject to the agreement as held-for-sale for all periods presented. See Note 9 of the Consolidated Financial Statements for additional information regarding this transaction.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2005,” “Fiscal 2004” and “Fiscal 2003” refer to the fifty-two week periods ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. “Fiscal 2006” refers to the fifty-three week period ending February 3, 2007.

Information concerning the Company’s business segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

Growth Strategy

As we enter Fiscal 2006, we have several well-defined strategies in place to grow our business and sustain our financial performance. Our primary growth strategies are focused on the following key areas of opportunity:

Real Estate

Store Growth

We are continuing the expansion of the AE brand throughout the United States and Canada. At the end of Fiscal 2005, we operated in all 50 states, the District of Columbia and Puerto Rico. During Fiscal 2005, we opened 21 new U.S. stores, net of 13 closings, increasing our U.S. store base by approximately 3% to 798 stores. Additionally, our U.S. gross square footage increased by approximately 5% during Fiscal 2005 due to the new store openings as well as incremental square footage from 41 U.S. store remodels.

During Fiscal 2005, we continued to grow in the western U.S. with 47% of our store openings in that region. We added seven new stores in California, a market with strong demographics for our target customer. We expanded our operations into all 50 states this year by opening two locations in Alaska. We also opened our latest “flagship” stores in Seattle and Union Square in New York City. Our flagship locations utilize a larger store format in which we offer our customers a broader merchandise selection.

In Fiscal 2006, we plan to open approximately 50 new stores and remodel approximately 50 existing stores. We believe that there are attractive retail locations where we can continue to open American Eagle stores in enclosed regional malls, urban areas and lifestyle centers.

During Fiscal 2005, we opened two new stores in Canada, both of which were in the province of British Columbia, increasing our total Canadian store base by approximately 3% to 71 stores. We remain pleased with the results of our American Eagle expansion into Canada and look to a long-term potential of approximately 80 to 90 stores across the country.

The table below shows certain information relating to our historical American Eagle store growth in the U.S. and Canada:

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
Stores at beginning of period	846	805	753	678	554
Stores opened during the period	36	50	59	79	127
Stores closed during the period *	(13)	(9)	(7)	(4)	(3)

Total stores at end of period **	869	846	805	753	678

*	Stores closed during Fiscal 2005 include one store closed due to Hurricane Katrina as well as one store closed due to a fire.
**	Fiscal 2005 ending store count includes one store that was temporarily closed due to Hurricane Katrina, which reopened during February 2006.

Store Remodeling and Refurbishment Opportunities

We continue to remodel our older stores into our current store format. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process. We select stores for expansion based on market demographics and store volume forecasts. In Fiscal 2005, stores selected for expansion increased from an average of 4,300 gross square feet to an average of 6,300 gross square feet. We believe the larger format can better accommodate our new merchandise categories and support future growth. In certain cases, we also upgrade the store location within the mall. During Fiscal 2005, we remodeled 41 stores in the U.S. to the current store design, of which 19 stores were expanded, 15 stores were relocated within the mall and seven stores were refurbished as further discussed below. As of January 28, 2006, approximately 78% of all American Eagle stores in the U.S. are in our current store format.

During Fiscal 2004, the Company initiated a store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and certain new fixtures. This program provides a cost effective update for our lower volume stores.

AE Brand Market Share

We believe that we can leverage the success we have had in making American Eagle the denim destination brand and increase market share in other brand-defining key categories. In Fiscal 2006, we expect to build upon this success by focusing on knit tops, including men’s and women’s polos and graphic Ts and women’s tank tops. Additionally, we believe that our new customer loyalty program, the AE All-Access Pass, which we launched during Fiscal 2005, will help us to continue making AE a destination for our customers. This new program gives us a direct, one-on-one connection with our best customers and allows us to develop a relationship with these customers while rewarding brand loyalty.

Intimates Expansion

We currently offer an assortment of women’s underwear and dorm wear in all of our stores and on ae.com. In the fall of 2006, we plan to launch our new intimates sub-brand, aerie by American Eagle, which targets our core AE customers. This new sub-brand will allow us to expand our assortments into a comprehensive line of bras, panties and dormwear and will drive store productivity by building upon our experience and success in this area. Our real estate strategy in this area includes expanded intimates shops located in existing AE stores, new side-by-side locations and stand-alone stores.

E-commerce

American Eagle sells merchandise via its e-commerce site, ae.com, which is an extension of the lifestyle that we convey in our stores. During Fiscal 2004, ae.com began shipping internationally to 24 countries, providing an opportunity to grow in regions where we do not currently have store locations. We are continuing to focus on the growth of ae.com through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, targeted marketing strategies and the launch of aerie by American Eagle, our new intimates sub-brand.

MARTIN + OSA

During Fiscal 2005, we introduced MARTIN + OSA as the name of our new casual sportswear retail concept. The merchandise assortment for MARTIN + OSA is planned to be an innovative blend of sport, classic and denim, targeting 25 to 40 year-old men and women in a way that is unique to the market. We expect to open approximately four to six MARTIN + OSA stores in premier shopping centers throughout the United States during the fall of 2006.

Store Locations

Our stores average approximately 5,500 gross square feet and approximately 4,500 on a selling square foot basis. At January 28, 2006, we operated 869 stores in the United States and Canada as shown below:

United States, including the Commonwealth of Puerto Rico – 798 stores

Alabama	15	Illinois	26	Montana	2	Puerto Rico	2
Alaska	2	Indiana	18	Nebraska	6	Rhode Island	3
Arizona	12	Iowa	13	Nevada	4	South Carolina	12
Arkansas	4	Kansas	7	New Hampshire	5	South Dakota	2
California	69	Kentucky	11	New Jersey	21	Tennessee	20
Colorado	13	Louisiana	12	New Mexico	4	Texas	58
Connecticut	10	Maine	3	New York	38	Utah	10
Delaware	3	Maryland	18	North Carolina	24	Vermont	3
District of Columbia	1	Massachusetts	26	North Dakota	4	Virginia	26
Florida	44	Michigan	29	Ohio	36	Washington	18
Georgia	25	Minnesota	17	Oklahoma	12	West Virginia	7
Hawaii	4	Mississippi	7	Oregon	9	Wisconsin	13
Idaho	3	Missouri	17	Pennsylvania	48	Wyoming	2

Canada – 71 stores

Alberta	7	New Brunswick	3	Ontario	37
British Columbia	12	Newfoundland	2	Quebec	4
Manitoba	2	Nova Scotia	2	Saskatchewan	2

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. During Fiscal 2005, we purchased a majority of our merchandise from non-North American suppliers.

All of our merchandise suppliers receive a vendor compliance manual that describes our quality standards and shipping instructions. We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for uniformity of sizes and colors, and for overall quality of manufacturing. Periodic quality inspections are also made by our employees and agents at manufacturing facilities to identify quality problems prior to shipment of merchandise.

Global Labor Compliance

We are firmly committed to the goal of using only the most highly regarded and efficient suppliers throughout the world. We require our suppliers to provide a workplace environment that not only meets basic human rights standards, but also one that complies with all local legal requirements and encourages opportunity for all, with dignity and respect.

For many years, we have had a policy for the inspection of factories throughout the world where goods are produced to our order. This inspection process is important for quality control purposes, as well as customs compliance and human rights standards. We have a comprehensive vendor compliance program that was developed with the assistance of an internationally recognized consulting firm. This program contractually requires all suppliers to meet our global workplace standards, including human rights standards, as set forth in our Code of Conduct. The Code of Conduct is required to be posted in all factories in the local language. The program utilizes third party inspectors to audit compliance by vendor factories with our workplace standards and Code of Conduct.

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity. The security issues posed by 9/11 and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. In response, we became a certified member of the Customs – Trade Partnership Against Terrorism program (“C-TPAT”) during 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. Our internal security procedures were reviewed by CBP during February 2005 and a validation of processes with respect to our external partners was completed in June 2005. We received a formal written validation of our security procedures from CBP during the first quarter of Fiscal 2006 indicating the highest level of benefits afforded to C-TPAT members. Additionally, we took significant steps to expand the scope of our security procedures during 2004, including, but not limited to, a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and a requirement that all of our international trading partners be members of C-TPAT.

Trade Compliance

During 2003, we were selected by CBP for a Focused Assessment Audit. The purpose of this audit was to review and evaluate our adherence to CBP’s rules and regulations regarding trade compliance issues such as merchandise classification, valuation and origin. Our audit was completed during May 2004 and resulted in no unacceptable risks of non-compliance being found.

Merchandise Inventory, Replenishment and Distribution

Purchase orders are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors and routed to our two distribution centers, one in Warrendale, Pennsylvania and the other in Ottawa, Kansas. Historically, our stores in Canada received merchandise from NLS. Beginning in Fiscal 2006, our stores in Canada will receive merchandise through logistics services provided under a transitional services agreement with the NLS Purchaser. Upon receipt, merchandise is entered into the merchandise system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. Merchandise is shipped to our stores two to five times per week depending upon the season and store requirements. Ae.com, the Company’s e-commerce operation, uses a third-party vendor for its fulfillment services. We have announced plans for the construction of a third distribution center, to be located adjacent to our existing distribution center in Ottawa, Kansas. This new facility will be used to support MARTIN + OSA and our new intimates sub-brand, aerie by American Eagle, as well as future growth opportunities.

Customer Credit and Returns

We offer our U.S. customers an American Eagle private label credit card, issued by a third-party bank. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing bank’s procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional offers and advance notice of all in-store sales events. American Eagle customers in the U.S. and Canada may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check.

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

Competition

The retail apparel industry, including retail stores and e-commerce, is highly competitive. We compete with various individual and chain specialty stores catering to a youthful customer as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection and price.

Trademarks and Service Marks

We have registered American Eagle Outfitters® in the U.S. Patent and Trademark Office as a trademark for clothing and for a variety of non-clothing products, including jewelry, perfume, and personal care products, and as a service mark for retail clothing stores and credit card services. We have also registered AE® for clothing and footwear products and an application is pending to register AE® for a variety of non-clothing items. Additionally, American Eagle® is registered for a variety of clothing items.

We have registered American Eagle Outfitters® in the Canadian Trademark Office for a wide variety of clothing products, as well as for retail clothing store services. In addition, we are exclusively licensed in Canada to use AE® and AEO® in connection with the sale of a wide range of clothing products.

We have pending applications for MARTIN + OSA™ in the U.S. Patent and Trademark Office and Canadian Trademark Office as a trademark for clothing and for a variety of non-clothing products and as a service mark for retail clothing store services.

We have pending applications for aerie™ in the U.S. Patent and Trademark Office and Canadian Trademark Office as a trademark for clothing and for a variety of non-clothing products and as a service mark for retail clothing store services.

We have also registered a number of other marks used in our business.

Employees

As of January 28, 2006, we had approximately 23,000 employees in the United States and Canada, of whom approximately 18,000 were part-time and seasonal hourly employees. We consider our relationship with our employees to be satisfactory.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2005, the third and fourth fiscal quarters accounted for approximately 58% of our sales and approximately 61% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, free of charge, under the “About AE” section of our website at www.ae.com. These reports are available as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Our corporate governance materials, including our corporate governance guidelines; the charters of our audit, compensation, and nominating and corporate governance committees; and our code of ethics may also be found under the “About AE” section of our website at www.ae.com. Any amendments or waivers to our code of ethics will also be available on our website. A copy of the corporate governance materials is also available upon written request.

Additionally, our investor presentations are available under the “About AE” section of our website at www.ae.com. These presentations are available as soon as reasonably practicable after they are presented at investor conferences.

ITEM 1A. RISK FACTORS.

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 50 American Eagle stores in the United States and Canada during Fiscal 2006;

•	the selection of approximately 50 American Eagle stores in the United States and Canada for remodeling during Fiscal 2006;

•	the completion of improvements and expansion at our distribution centers;

•	the possibility of growth through acquisitions and/or internally developing additional new brands;

•	the expected payment of a dividend in future periods;

•	the launch of our new brand concept, MARTIN + OSA, during Fiscal 2006, including the planned opening of approximately four to six stores in the United States;

•	the launch of our new intimates sub-brand, aerie by American Eagle, during Fiscal 2006; and

•	the completion of the purchase and initiation of the construction of our new corporate headquarters and data center.

We caution that these statements are further qualified by factors that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the following:

Our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner

Our future success depends, in part, upon our ability to identify and respond to fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers because merchandise typically must be ordered well in advance of the selling season. While we endeavor to test many merchandise items before ordering large quantities, we are still susceptible to changing fashion trends and fluctuations in customer demands.

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

Our ability to continue our current level of sales and earnings growth

During the past year, we realized substantial growth in both sales and earnings. A number of factors have historically affected, and will continue to affect, our rate of growth and performance. These factors include, among other things, customer trends and preferences, competition, economic conditions and new store openings. There can be no assurance that we will be able to continue the rates of growth or performance that we have been recently experiencing. Additionally, any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

The effect of competitive pressures from other retailers and other business factors

The specialty retail industry is highly competitive. We compete primarily on the basis of quality, fashion, service, selection and price. There can be no assurance that we will be able to successfully compete in the future.

The success of our operations also depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates and consumer confidence. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting our continued growth and results of operations.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2006, we plan to open approximately 50 new American Eagle stores in the U.S. and Canada. Additionally, we plan to remodel or expand approximately 50 existing stores during Fiscal 2006. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to grow through the internal development of new brands

We have announced plans to launch a new brand concept, MARTIN + OSA, and a new intimates sub-brand, aerie by American Eagle, during Fiscal 2006. Our ability to succeed in these new brands requires significant capital expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

Our international merchandise sourcing strategy

Substantially all of our merchandise is purchased from foreign suppliers. Although we purchase a significant portion of our merchandise from a single foreign vendor, we do not maintain any exclusive commitments to purchase from any vendor. Since we rely on a small number of foreign sources for a significant portion of our purchases, any event causing the disruption of imports, including the insolvency of a significant supplier or a significant labor dispute, could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom’s enforcement actions, or political or economic disruptions.

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

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2005, the third and fourth fiscal quarters accounted for approximately 58% of our sales and approximately 61% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

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

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002

In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal control over financial reporting. There can be no assurance that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.

Our reliance on third-party distribution services for our Canadian stores

Our stores in Canada receive merchandise through logistics services provided under a transitional services agreement with the NLS Purchaser. Any significant interruption in the logistics services provided by the NLS Purchaser could have a material adverse effect on the operation of our stores in Canada and on our financial condition and results.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key business systems; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of key services provided by third party vendors; any interruption of our business related to an outbreak of a pandemic disease, such as the Avian Flu, in a country where we source or market our merchandise; changes in weather patterns; the effects of changes in current exchange rates and interest rates; and international and domestic acts of terror.

The impact of any of the previously discussed factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We own our corporate headquarters and distribution center located near Pittsburgh, Pennsylvania. These facilities occupy approximately 490,000 square feet, 120,000 square feet of which is used for executive, administrative and buying offices. We lease three additional locations near our headquarters, which are used for office and storage space, totaling approximately 51,000 square feet. These leases expire with various terms through 2011.

During Fiscal 2005, we entered into an agreement for the purchase of an 186,000 square foot building and adjacent land in an urban Pittsburgh, Pennsylvania location. This building and land will be used for the relocation and expansion of our corporate headquarters. We plan to close on the purchase during Fiscal 2006 and we expect to relocate our corporate headquarters to the new location in 2007.

We rent approximately 92,000 square feet of office space in New York, NY for our designers and sourcing and production teams as well as for the offices of MARTIN + OSA. The lease for this space expires in May 2016. During Fiscal 2005, we entered into a lease for an additional 10,000 square feet of office space in New York, NY, which expires in February 2014.

We own a distribution facility in Ottawa, Kansas consisting of approximately 400,000 square feet. During Fiscal 2005, we purchased land in Ottawa, Kansas to be used for the construction of an additional distribution center. This new facility will be used to support new and existing growth initiatives, including MARTIN + OSA and our new intimates sub-brand, aerie by American Eagle.

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

ITEM 3. LEGAL PROCEEDINGS.

We are a party to litigation incidental to our business. At this time, our Management does not expect the results of the litigation to be material to our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is traded on the Nasdaq National Market under the symbol “AEOS.” The following table sets forth the range of high and low sales prices of the common stock as reported on the Nasdaq National Market during the periods indicated. As of March 15, 2006, there were 740 stockholders of record. However, when including associates who own shares through the Company’s 401(k) retirement plan and employee stock purchase plan, and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 50,000. The following information reflects the March 2005 two-for-one stock split.

	Market Price		Cash Dividends per Common Share
For the Quarters Ended	High	Low
January 28, 2006	$26.94	$19.45	$0.075
October 29, 2005	$33.60	$20.32	$0.075
July 30, 2005	$34.04	$25.56	$0.075
April 30, 2005	$30.45	$24.78	$0.050
January 29, 2005	$25.71	$19.67	$0.030
October 30, 2004	$20.80	$14.78	$0.030
July 31, 2004	$16.55	$12.66	$0.000
May 1, 2004	$14.49	$9.29	$0.000

During the third quarter of Fiscal 2004, our Board of Directors (the “Board”) authorized a quarterly cash dividend of three cents per share. Since that time, a quarterly dividend has been paid as shown in the table above. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended January 28, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Month #1 (October 30, 2005 through November 26, 2005)	—	$—	—	4,500,000
Month #2 (November 27, 2005 through December 31, 2005)	1,000,000	$22.30	1,000,000	3,500,000
Month #3 (January 1, 2006 through January 28, 2006)	—	$—	—	3,500,000

Total	1,000,000	$22.30	1,000,000	3,500,000

(1)	Average price paid per share excludes any broker commissions paid.
(2)	On November 15, 2005, our Board authorized the repurchase of 4,500,000 shares of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and notes thereto, included in Item 8 below. Most of the selected data presented below is derived from the Company’s Consolidated Financial Statements, which are filed in response to Item 8 below. The selected consolidated income statement data for the years ended February 1, 2003 and February 2, 2002 and the selected consolidated balance sheet data as of January 31, 2004, February 1, 2003 and February 2, 2002 are derived from audited consolidated financial statements not included herein.

	For the Years Ended (1)
(In thousands, except per share amounts, ratios and other financial information)	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
Summary of Operations (2)
Net sales	$2,309,371	$1,881,241	$1,435,436	$1,382,923	$1,271,248
Comparable store sales increase (decrease)	15.5%	21.4%	(6.6)%	(4.3)%	2.3%
Gross profit	$1,073,751	$877,808	$549,497	$540,955	$520,470
Gross profit as a percentage of net sales	46.5%	46.7%	38.3%	39.1%	40.9%
Operating income	$461,082	$362,706	$133,271	$158,861	$159,681
Operating income as a percentage of net sales	20.0%	19.3%	9.3%	11.5%	12.6%
Income from continuing operations	$293,711	$224,232	$83,108	$99,644	$101,666
Income from continuing operations as a percentage of net sales	12.7%	11.9%	5.8%	7.2%	8.0%

Per Share Results (3)
Income from continuing operations per common share-basic	$1.94	$1.55	$0.59	$0.69	$0.71
Income from continuing operations per common share-diluted	$1.89	$1.49	$0.57	$0.68	$0.69
Weighted average common shares outstanding – basic	151,604	145,150	142,226	143,418	143,058
Weighted average common shares outstanding – diluted	155,354	150,244	144,414	145,566	147,594
Cash dividends per common share (4)	$0.28	$0.06	—	—	—

Balance Sheet Information
Total cash and short-term investments	$751,518	$589,607	$337,812	$241,573	$225,483
Total assets (5)	$1,605,649	$1,328,926	$946,229	$824,510	$723,480
Long-term investments	$145,774	$84,416	$24,357	—	—
Long-term debt	—	—	$13,874	$16,356	$19,361
Stockholders’ equity	$1,155,552	$963,486	$637,377	$571,590	$496,792
Working capital (5)(6)	$719,049	$582,739	$321,721	$272,288	$218,963
Current ratio (5)(6)	2.99	3.06	2.44	2.51	2.34
Average return on stockholders’ equity	27.8%	26.7%	9.9%	16.5%	24.3%

Other Financial Information (7)
Total stores at year-end	869	846	805	753	678
Capital expenditures (000’s)	$81,545	$97,288	$77,544	$78,787	$127,622
Net sales per average selling square foot (8)	$577	$504	$420	$460	$516
Total selling square feet at end of period	3,896,441	3,709,012	3,466,368	3,108,556	2,705,314
Net sales per average gross square foot (8)	$471	$412	$343	$374	$417
Total gross square feet at end of period	4,772,487	4,540,095	4,239,497	3,817,442	3,334,694
Number of employees at end of period	23,000	20,600	15,800	14,100	12,500

See footnotes on page 14.

(1)	All fiscal years presented include 52 weeks.
(2)	All amounts presented are from continuing operations and exclude Bluenotes’ results of operations for all periods. See Note 9 of the accompanying Consolidated Financial Statements for additional information regarding discontinued operations and the disposition of Bluenotes.
(3)	Per share results for all periods presented reflect the two-for-one stock split distributed on March 7, 2005. See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding the stock split.
(4)	Amount for the year ended January 29, 2005 represents cash dividends paid for two quarters only. Note that the Company initiated dividend payments during the third quarter of Fiscal 2004.
(5)	Amounts for the years ended January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003 have been adjusted to reflect a change in the Company’s recognition of its in-transit merchandise inventory. See Note 2 of the accompanying Consolidated Financial Statements for additional information.
(6)	Calculations for the years ended January 28, 2006 and January 29, 2005 reflect certain assets of NLS as held-for-sale. See Note 9 of the accompanying Consolidated Financial Statements for additional information regarding assets held-for-sale.
(7)	All amounts reflect American Eagle operations only and exclude Bluenotes for all periods presented. See Note 9 of the accompanying Consolidated Financial Statements for additional information regarding the disposition of Bluenotes.
(8)	Net sales per average square foot is calculated using retail sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements and should be read in conjunction with those statements and notes thereto.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. See also Note 2 of the Consolidated Financial Statements.

Revenue Recognition. We record revenue for store sales upon the purchase of merchandise by customers. Our e-commerce operation records revenue at the time the goods are shipped. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Revenue is recorded net of actual sales returns and deductions for coupon redemptions and other promotions.

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

We review our inventory levels in order to identify slow-moving merchandise and generally use markdowns to clear merchandise. If inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price, additional markdowns may be necessary. These markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected. We also estimate a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Asset Impairment. We are required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Our Management evaluates the ongoing value of assets associated with retail stores that have been open longer than one year. Assets are evaluated for impairment when undiscounted future cash flows are projected to be less than the carrying value of those assets. When events such as these occur, the assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Income Taxes. We calculate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

Legal Proceedings and Claims. We are subject to certain legal proceedings and claims arising out of the conduct of our business. In accordance with SFAS No. 5, Accounting for Contingencies, our Management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists, we record the accrual at the low end of the range, in accordance with FIN 14, an interpretation of SFAS No. 5. As Management believes that we have provided adequate reserves, we anticipate that the ultimate outcome of any matter currently pending against us will not materially affect our financial position or results of operations.

Self-Insurance Reserve. We are self-insured for certain losses related to employee medical benefits. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. We believe that we have adequately reserved for our self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Key Performance Indicators

Our Management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales. Comparable store sales provide a measure of sales growth for stores open at least one year. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Management considers comparable store sales to be a good indicator of our current performance. Comparable store sales results are important in achieving leveraging of our costs, including store payroll, store supplies, rent and other operating expenses. Positive comparable store sales generally contribute to leveraging of costs while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

Gross profit. Gross profit measures whether we are appropriately optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. An inability to obtain acceptable levels of initial markups or a significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income. Management views operating income as a key indicator of our success. The primary drivers of operating income are comparable store sales, gross profit and our ability to control operating costs.

Store productivity. Store productivity, including sales per square foot, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by Management in assessing our operational performance.

Inventory turnover. Management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity. Management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to cover our uses of cash. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

We achieved strong financial performance in Fiscal 2005. Our merchandise assortments were consistently on-trend and well received by our customers. Increased in-store traffic and higher transaction counts throughout the year led to strong comparable stores sales growth. As a result, our operating margin reached a new high for the second year in a row.

Net sales for Fiscal 2005 increased 22.8% to $2.309 billion from $1.881 billion for Fiscal 2004 and our consolidated comparable store sales increased 15.5% compared to the corresponding period last year. Our comparable store sales growth was driven by higher transactions per store as well as a higher realized average unit retail price.

Operating income as a percent to net sales rose to a rate of 20.0% for Fiscal 2005 from 19.3% for the same period last year. The increase was driven by an improvement in selling, general and administrative expenses and depreciation and amortization expense as a percent to net sales, partially offset by a reduction in gross margin as a percent to net sales. Our gross profit increased $195.9 million compared to the prior year, however our gross margin declined by 20 basis points to a rate of 46.5%. Strong comparable store sales enabled us to leverage fixed expenses including: rent; selling, general and administrative expenses; and depreciation and amortization expense.

Income from continuing operations for Fiscal 2005 increased 31.0% to a record $293.7 million, or $1.89 per diluted share, from $224.2 million, or $1.49 per diluted share last year. Income from continuing operations was 12.7% as a percent to net sales during Fiscal 2005, which is our highest historical rate to net sales.

Income (loss) from discontinued operations for Fiscal 2005 improved to $0.4 million, or $0.00 per diluted share, from $(10.9) million, or $(0.07) per diluted share last year. The Fiscal 2005 income from discontinued operations represents the elimination of any remaining reserves related to the Bluenotes’ disposition. The Fiscal 2004 loss from discontinued operations represents the Bluenotes’ loss from operations of $6.1 million, as well as a $4.8 million loss recorded on the disposition.

We ended Fiscal 2005 with $897.3 million in cash and short and long-term investments, an increase of $223.3 million from last year. During the year, we continued to make significant investments in our business, including $81.5 million in capital expenditures, which related primarily to our new and remodeled stores in the U.S. and Canada, as well as $161.0 million for the repurchase of common stock.

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	53.5	53.3	61.7

Gross profit	46.5	46.7	38.3
Selling, general and administrative expenses	23.3	23.8	24.8
Depreciation and amortization expense	3.2	3.6	4.2

Operating income	20.0	19.3	9.3
Other income, net	0.6	0.2	0.1

Income before income taxes	20.6	19.5	9.4
Provision for income taxes	7.9	7.6	3.6

Income from continuing operations	12.7%	11.9%	5.8%

As a result of the Bluenotes’ disposition during Fiscal 2004, the Company’s operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes the Company’s 869 U.S. and Canadian retail stores and the Company’s e-commerce operation, ae.com.

Comparison of Fiscal 2005 to Fiscal 2004

Net Sales

Net sales increased 22.8% to $2.309 billion from $1.881 billion. The sales increase was due to a 15.5% comparable store sales increase as well as a 5.1% increase in gross square feet, consisting primarily of the addition of 23 new stores, net of 13 closings. The comparable store sales increase was driven by an increase in transactions per store as well as a higher realized average unit retail price. Comparable store sales percentages increased in the high-teens in the men’s business over last year and the women’s comparable store sales percentage increased in the mid-teens.

A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Gross Profit

Gross profit as a percent to net sales declined by 20 basis points to 46.5% from 46.7% last year. The percentage decrease was attributed to a lower merchandise margin rate, partially offset by a reduction of buying, occupancy and warehousing costs as a percent to net sales. The merchandise margin rate was lower for the period due primarily to increased markdowns during the second half of Fiscal 2005 compared to last year’s strong full priced business. The increase in markdowns was partially offset by an improved markon, reflecting lower product costs. Buying, occupancy and warehousing expenses decreased as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales, partially offset by an increase in expenses related to the loss from operations and sale of NLS, our Canadian distribution operation.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 23.3% from 23.8% due to our strong comparable store sales growth. During the period, direct compensation, incentive compensation, services purchased/professional services and leasing costs improved as a percent to net sales. These improvements were partially offset by development costs for MARTIN + OSA, our new brand concept.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.2% from 3.6% as a result of the comparable store sales increase.

Other Income, Net

Other income, net increased to $15.9 million from $4.1 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year, as well as improved investment returns. The improvement in investment returns is partially attributable to an increase in long-term investments. Long-term investments increased as a result of a change in our investment policy.

Provision for Income Taxes

The effective tax rate decreased to approximately 38% from 39% last year, reflecting a significant increase in tax exempt interest income and state tax credits received during the current year. This activity was partially offset by the recognition of a tax liability related to the planned repatriation of unremitted Canadian earnings prior to the tax year ending July 2006.

Income from Continuing Operations

Income from continuing operations increased 31.0% to a record $293.7 million, or 12.7% as a percent to net sales, from $224.2 million, or 11.9% as a percent to net sales last year. Income from continuing operations per diluted share increased to $1.89 from $1.49 last year. The increase in income from continuing operations was attributable to the factors noted above.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for Fiscal 2005 improved to $0.4 million, or $0.00 per diluted share, from $(10.9) million, or $(0.07) per diluted share last year. The Fiscal 2005 income from discontinued operations represents the elimination of any remaining reserves related to the Bluenotes’ disposition. The Fiscal 2004 loss from discontinued operations represents the Bluenotes’ loss from operations of $6.1 million, as well as a $4.8 million loss recorded on the disposition.

Comparison of Fiscal 2004 to Fiscal 2003

Net Sales

Net sales increased 31.1% to $1.881 billion from $1.435 billion. The sales increase was due to a 21.4% comparable store sales increase as well as a 7.1% increase in gross square feet, consisting primarily of the addition of 41 new stores, net of nine closings. The comparable store sales increase was driven by a higher average unit retail price, resulting primarily from fewer markdowns and an increase in transactions per store. Additionally, both the number of units sold per average store and the number of units sold per transaction increased during the year. Comparable store sales percentages increased in the mid-twenties in the women’s business over Fiscal 2003 and the men’s comparable store sales percentage increased in the high-teens.

Gross Profit

Gross profit as a percent to net sales increased to a record rate of 46.7% from 38.3% in Fiscal 2003. The percentage increase was primarily attributed to an improvement in merchandise margins. Merchandise margins increased significantly for the period due primarily to lower markdowns as well as an improved markon, reflecting better sourcing and a continuation of our cost control initiatives, including reduced freight costs and fewer sell-offs. Buying, occupancy and warehousing expenses declined as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales decreased to 23.8% from 24.8% due to our strong comparable store sales results, as well as our cost control initiatives. During the period, direct salaries, advertising, leasing costs, asset write-offs related to store closings, communications, travel and services purchased improved as a percent to net sales. These improvements were partially offset by an increase in incentive compensation, which was not incurred in Fiscal 2003, as well as an increase in holiday packaging as a percent to net sales.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.6% from 4.2% due primarily to the comparable store sales increase.

Other Income, Net

Other income, net increased to $4.1 million from $2.0 million due primarily to increased investment income resulting from higher cash and investment balances during Fiscal 2004 compared to Fiscal 2003, as well as improved investment rates.

Income from Continuing Operations

Income from continuing operations increased 170% to $224.2 million, or 11.9% as a percent to net sales, from $83.1 million, or 5.8% as a percent to net sales in Fiscal 2003. Income from continuing operations per diluted share increased to $1.49 from $0.57 in Fiscal 2003. The increase in income from continuing operations was attributable to the factors noted above.

Loss from Discontinued Operations

Loss from discontinued operations for Fiscal 2004 decreased to $10.9 million, or $0.07 per diluted share, from $23.5 million, or $0.16 per diluted share in Fiscal 2003. The Fiscal 2004 loss from discontinued operations represents the Bluenotes loss from operations of $6.1 million, as well as a $4.8 million loss recorded on the disposition. The Fiscal 2003 loss from discontinued operations represents Bluenotes’ loss from operations for the period, including a goodwill impairment charge of $14.1 million.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. In the future, we expect that our uses of cash will also include the purchase and construction of our new corporate headquarters; the construction of a new data center to support our information technology needs; development of MARTIN + OSA; development of aerie by American Eagle, our new intimates sub-brand; and new brand concept development.

The following sets forth certain measures of our liquidity:

	January 28, 2006	January 29, 2005
Working capital (in 000’s)	$719,049	$582,739
Current ratio	2.99	3.06

Net cash provided by operating activities from continuing operations totaled $480.4 million during Fiscal 2005. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and operational costs.

Investing activities from continuing operations for Fiscal 2005 included $81.5 million for capital expenditures and $311.4 million for the net purchase of investments. Capital expenditures consisted primarily of $54.7 million related to investments in our stores, including 36 new and 43 remodeled stores in the United States and Canada. The remaining capital expenditures related primarily to improvements to our corporate offices and distribution centers as well as information technology upgrades.

We purchased both short and long-term investments during Fiscal 2005. We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to five years and an expected rate of return of approximately a 4.7% taxable equivalent yield. We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market and a stated maturity not exceeding five years.

Cash used for financing activities from continuing operations resulted primarily from $171.5 million used for the repurchase of common stock and $42.1 million used for the payment of dividends, partially offset by $48.2 million in proceeds from stock option exercises during the period.

We have a $90.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit which can be used for letters of credit and/or direct borrowing, totaling $130.0 million. The interest rate is at the lender’s prime lending rate (7.25% at January 28, 2006) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At January 28, 2006, letters of credit in the amount of $90.0 million were outstanding on this facility, leaving a remaining available balance on the line of $40.0 million. We also have an uncommitted letter of credit facility for $75.0 million with a separate financial institution. At January 28, 2006, letters of credit in the amount of $39.7 million were outstanding on this facility, leaving a remaining available balance on the line of $35.3 million.

During Fiscal 2004, we retired our $29.1 million non-revolving term facility (the “term facility”) that we had in connection with our Canadian acquisition. The term facility required annual payments of $4.8 million, with interest at the one-month Bankers’ Acceptance Rate plus 140 basis points, and was originally scheduled to mature in December 2007. At redemption, the term facility had an outstanding balance, including foreign currency translation adjustments, of $16.2 million.

On November 30, 2000, we entered into an interest rate swap agreement totaling $29.2 million in connection with the term facility. The swap amount decreased on a monthly basis beginning January 1, 2001 until the early termination of the agreement during Fiscal 2004. During Fiscal 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility. As a result, we reclassified approximately $0.4 million, net of tax, of unrealized net losses from other comprehensive income into earnings during Fiscal 2004.

On February 24, 2000, our Board authorized the repurchase of up to 7.5 million shares of our common stock. Prior to Fiscal 2003, we purchased approximately 6.0 million shares of common stock under this authorization. During Fiscal 2003, we purchased 80,000 shares of common stock for approximately $0.6 million. We did not purchase any shares of common stock on the open market during Fiscal 2004. At the beginning of Fiscal 2005, approximately 1.4 million shares remained available for repurchase under this authorization. Our Board authorized the repurchase of an additional 2.1 million shares of our common stock on September 2, 2005. As part of these stock repurchase authorizations, we repurchased 3.5 million shares during the three months ended October 29, 2005 for approximately $81.1 million, at an average share price of $23.16.

On October 6, 2005, our Board authorized the repurchase of an additional 2.5 million shares of our common stock. The repurchase of these shares was completed during October 2005 for approximately $57.6 million, at an average share price of $23.00. Our Board authorized the repurchase of an additional 4.5 million shares of our common stock on November 15, 2005. As of January 28, 2006, we had repurchased 1.0 million shares under this authorization for approximately $22.3 million, at an average share price of $22.30. The remaining shares will be repurchased at our discretion.

Additionally, during Fiscal 2005 and Fiscal 2003, we purchased 361,000 and 16,000 shares, respectively, from certain employees at market prices totaling $10.5 million and $0.1 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. No shares were repurchased during Fiscal 2004. The aforementioned share repurchases have been recorded as treasury stock.

During the third quarter of Fiscal 2004, our Board of Directors authorized a quarterly cash dividend of three cents per share. Since that time, we have continued to pay a quarterly cash dividend, with a $0.03 per share dividend paid in the fourth quarter of Fiscal 2004, a $0.05 per share dividend paid during the first quarter of Fiscal 2005 and a $0.075 per share dividend paid during each of the second, third and fourth quarters of Fiscal 2005. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Cash flows of discontinued operations, including operating, investing and financing activities, are presented separately from cash flows from continuing operations in the Consolidated Statements of Cash Flows. The absence of the cash flows from discontinued operations is not expected to materially affect our future liquidity or capital resources.

We expect capital expenditures for Fiscal 2006 to be approximately $175 million, which will relate primarily to approximately 50 new and 50 remodeled American Eagle stores in the United States and Canada, the construction of our new distribution center in Ottawa, Kansas and the purchase and initiation of the construction of our new corporate headquarters and data center. We plan to fund these capital expenditures through existing cash and cash generated from operations.

Our growth strategy includes internally developing new brands and the possibility of acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of January 28, 2006:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,037,311	$149,645	$294,866	$262,095	$330,705
Purchase Obligations (1)	174,906	171,832	3,074	—	—

Total Contractual Obligations	$1,212,217	$321,477	$297,940	$262,095	$330,705

(1)	Purchase obligations primarily include binding commitments to purchase merchandise inventory as well as other legally binding commitments made in the normal course of business. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of January 28, 2006:

(In thousands)	Total Amount Committed	Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of Credit (1)	$129,699	$129,699	—	—	—

Total Commercial Commitments	$129,699	$129,699	—	—	—

(1)	Letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise upon presentation of documents demonstrating that the merchandise has shipped.

Guarantees

In connection with the disposition of Bluenotes, we have provided guarantees related to two store leases that were assigned to 6295215 Canada Inc. (the “Bluenotes Purchaser”). These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require us to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $1.4 million as of January 28, 2006. In the event that we would be required to make any such payments, we would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes’ Asset Purchase Agreement.

In accordance with FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), as we issued the guarantees at the time we became secondarily liable under a new lease, no amounts have been accrued in our Consolidated Financial Statements related to these guarantees. Our Management believes that it is unlikely that we will be required to perform under the guarantees.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Certain Relationships and Related Party Transactions

We have historically had various transactions with related parties. The nature of our relationship with the related parties and a description of the respective transactions are stated below.

As of January 28, 2006, the Schottenstein-Deshe-Diamond families (the “families”) owned 15% of the outstanding shares of our Common Stock. The families also own a private company, Schottenstein Stores Corporation (“SSC”), which includes a publicly-traded subsidiary, Retail Ventures, Inc. (“RVI”), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II (“Linmar Realty”) until June 4, 2004. During Fiscal 2004, we implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families subsequent to January 29, 2005. We believe that the terms of the prior transactions were as favorable as those that could have been obtained from unrelated third parties. We had the following transactions with these related parties during Fiscal 2004 and Fiscal 2003.

•	We acquired Linmar Realty Company II, a general partnership that owned our corporate headquarters and distribution center. Prior to the acquisition, we had an operating lease with Linmar Realty for these properties.

•	We sold portions of our end-of-season, overstock and irregular merchandise to RVI.

•	SSC and its affiliates charged us for an allocated cost of various professional services provided to us, including certain legal, real estate, travel and insurance services.

•	We discontinued our cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft. We incurred operating costs and usage fees under this arrangement.

See Note 3 of the Consolidated Financial Statements and Part III, Item 13 of this Form 10-K for additional information regarding related party transactions.

Income Taxes

For the year ended January 28, 2006, we recorded a deferred tax asset of $1.1 million relating to certain state tax credits that can be used to offset state income tax. The credits will expire over a period from July 2011 to July 2014. No valuation allowance has been provided against this deferred tax asset. Our Management believes that it is more likely than not that the benefit of this asset will be realized prior to the expiration dates of the tax credits.

For the year ended January 28, 2006, $0.9 million of a $1.4 million valuation allowance that had been previously recorded against a capital loss deferred tax asset was released, as our Management expects that we will be able to generate sufficient capital gains. The capital loss carryforward will expire in July 2006. The effective tax rate used for the provision of income tax approximated 38%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash equivalents and investments. The impact on cash and investments held at the end of Fiscal 2005 from a hypothetical 10% decrease in interest rates would have been a decrease in net income of approximately $2.7 million during Fiscal 2005.

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. The recent weakening of the U.S. dollar compared to the Canadian dollar has positively impacted our net sales and any operating income generated by our Canadian businesses. As of January 28, 2006, a 10% change in the Canadian foreign exchange rate would have resulted in an increase or decrease in net income of approximately $2.5 million during Fiscal 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 31, 2006

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	January 28, 2006	January 29, 2005
Assets
Current assets:
Cash and cash equivalents	$130,529	$219,372
Short-term investments	620,989	370,235
Merchandise inventory	210,739	170,576
Accounts and note receivable	29,146	26,432
Prepaid expenses and other	30,110	25,856
Deferred income taxes	46,976	39,313
Assets held-for-sale	12,183	13,581

Total current assets	1,080,672	865,365

Property and equipment, at cost, net of accumulated depreciation and amortization	345,518	339,833
Goodwill	9,950	9,950
Long-term investments	145,774	84,416
Other assets, net	23,735	29,362

Total assets	$1,605,649	$1,328,926

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$139,197	$108,929
Accrued compensation and payroll taxes	58,186	36,008
Accrued rent	52,506	45,089
Accrued income and other taxes	43,273	33,926
Unredeemed stored value cards and gift certificates	43,045	32,724
Current portion of deferred lease credits	10,406	9,798
Other liabilities and accrued expenses	15,010	16,152

Total current liabilities	361,623	282,626

Non-current liabilities:
Deferred lease credits	60,087	57,758
Other non-current liabilities	28,387	25,056

Total non-current liabilities	88,474	82,814

Commitments and contingencies	—	—
Stockholders’ equity	1,155,552	963,486

Total liabilities and stockholders’ equity	$1,605,649	$1,328,926

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	$2,309,371	$1,881,241	$1,435,436
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	1,235,620	1,003,433	885,939

Gross profit	1,073,751	877,808	549,497
Selling, general and administrative expenses	538,091	446,829	356,261
Depreciation and amortization expense	74,578	68,273	59,965

Operating income	461,082	362,706	133,271
Other income, net	15,885	4,129	2,016

Income before income taxes	476,967	366,835	135,287
Provision for income taxes	183,256	142,603	52,179

Income from continuing operations	293,711	224,232	83,108
Income (loss) from discontinued operations, net of tax	442	(10,889)	(23,486)

Net income	$294,153	$213,343	$59,622

Basic income per common share:
Income from continuing operations	$1.94	$1.55	$0.59
Loss from discontinued operations	—	(0.08)	(0.17)

Net income per basic share	$1.94	$1.47	$0.42

Diluted income per common share:
Income from continuing operations	$1.89	$1.49	$0.57
Loss from discontinued operations	—	(0.07)	(0.16)

Net income per diluted share	$1.89	$1.42	$0.41

Weighted average common shares outstanding - basic	151,604	145,150	142,226

Weighted average common shares outstanding - diluted	155,354	150,244	144,414

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Net income	$294,153	$213,343	$59,622
Other comprehensive income:
Unrealized loss on investments, net of tax	(543)	(231)	(84)
Foreign currency translation adjustment	8,823	7,315	3,958
Reclassification adjustment for losses realized in net income related to the sale of Bluenotes	—	2,467	—
Unrealized derivative gains (losses) on cash flow hedge, net of tax	—	71	(148)
Reclassification adjustment for losses realized in net income related to termination of the cash flow hedge, net of tax	—	437	—

Other comprehensive income	8,280	10,059	3,726

Comprehensive income	$302,433	$223,402	$63,348

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)	Shares (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Deferred Compensation Expense	Accumulated Other Comprehensive (Loss)/Income	Stockholders’ Equity
Balance at February 1, 2003	71,047	$733	$154,840	$462,636	$(44,329)	$(2,253)	$(37)	$571,590

Stock awards	192	2	1,934	—	—	1,192	—	3,128
Repurchase of common stock as part of publicly announced programs	(40)	—	—	—	(550)	—	—	(550)
Repurchase of common stock from employees	(8)	—	—	—	(139)	—	—	(139)
Net income	—	—	—	59,622	—	—	—	59,622
Other comprehensive income, net of tax	—	—	—	—	—	—	3,726	3,726

Balance at January 31, 2004	71,191	735	156,774	522,258	(45,018)	(1,061)	3,689	637,377

Stock awards	3,553	35	112,259	—	—	(746)	—	111,548
Two-for-one stock split – March 7, 2005	74,744	747	(747)	—	—	—	—	—
Net income	—	—	—	213,343	—	—	—	213,343
Other comprehensive income, net of tax	—	—	—	—	—	—	10,059	10,059
Cash dividends ($0.06 per share) (3)	—	—	—	(8,841)	—	—	—	(8,841)

Balance at January 29, 2005	149,488	1,517	268,286	726,760	(45,018)	(1,807)	13,748	963,486

Stock awards	5,804	91	102,329	—	—	766	—	103,186
Repurchase of common stock as part of publicly announced programs	(7,000)	—	—	—	(161,008)	—	—	(161,008)
Repurchase of common stock from employees	(361)	—	—	—	(10,487)	—	—	(10,487)
Net income	—	—	—	294,153	—	—	—	294,153
Other comprehensive income, net of tax	—	—	—	—	—	—	8,280	8,280
Cash dividends ($0.28 per share)	—	—	—	(42,058)	—	—	—	(42,058)

Balance at January 28, 2006	147,931	$1,608	$370,615	$978,855	$(216,513)	$(1,041)	$22,028	$1,155,552

(1)	250,000 authorized, 162,381 issued and 147,931 outstanding (excluding 761 shares of non-vested restricted stock), $.01 par value common stock at January 28, 2006; 250,000 authorized, 156,769 issued and 149,488 outstanding (excluding 953 shares of non-vested restricted stock) at January 29, 2005; and 250,000 authorized, 148,711 issued and 142,382 outstanding (post-split) at January 31, 2004. The Company has 5,000 authorized, with none issued or outstanding, $.01 par value preferred stock at January 28, 2006, January 29, 2005 and January 31, 2004.
(2)	13,689 shares at January 28, 2006 and 6,328 shares (post-split) at both January 29, 2005 and January 31, 2004.
(3)	Amount represents cash dividends paid for two quarters only. Note that the Company initiated dividend payments during the third quarter of Fiscal 2004.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
(In thousands)		(Revised)	(Revised)
Operating activities:
Net income	$294,153	$213,343	$59,622
(Income) loss from discontinued operations	(442)	10,889	23,486

Income from continuing operations	293,711	224,232	83,108
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	74,578	68,273	59,965
Stock compensation	19,620	25,166	1,192
Deferred income taxes	4,752	(17,087)	13,008
Tax benefit from exercise of stock options and restricted stock	35,371	28,800	674
Other adjustments	4,867	2,796	5,999
Changes in assets and liabilities:
Merchandise inventory	(39,137)	(44,540)	14,452
Accounts and note receivable, including related party	4,638	3,878	(9,344)
Prepaid expenses and other	(3,642)	1,918	3,342
Accounts payable	29,366	23,166	13,353
Unredeemed stored value cards and gift certificates	10,137	7,373	2,725
Deferred lease credits	2,784	3,359	5,290
Accrued liabilities	43,374	41,349	21,437

Total adjustments	186,708	144,451	132,093

Net cash provided by operating activities from continuing operations	480,419	368,683	215,201

Investing activities:
Capital expenditures	(81,545)	(97,288)	(77,544)
Purchase of investments	(1,187,556)	(508,768)	(397,506)
Sale of investments	876,111	330,390	245,640
Other investing activities	(74)	(14)	(1,513)

Net cash used for investing activities from continuing operations	(393,064)	(275,680)	(230,923)

Financing activities:
Payments on note payable and capital leases	(745)	(2,655)	(5,434)
Retirement of note payable and termination of swap agreement	—	(16,915)	—
Repurchase of common stock as part of publicly announced programs	(161,008)	—	(550)
Repurchase of common stock from employees	(10,487)	—	(139)
Net proceeds from stock options exercised	48,198	57,533	1,139
Cash dividends paid	(42,058)	(8,841)	—

Net cash (used for) provided by financing activities from continuing operations	(166,100)	29,122	(4,984)

Effect of exchange rates on cash	4,680	1,903	1,055

Cash flows of discontinued operations (Revised – See Note 2)
Net cash (used for) provided by operating activities	(15,214)	3,315	(11,165)
Net cash provided by (used for) investing activities	—	5,371	(1,362)
Net cash provided by (used for) financing activities	—	—	—
Effect of exchange rates on cash	436	762	909

Net cash (used for) provided by discontinued operations	(14,778)	9,448	(11,618)

Net (decrease) increase in cash and cash equivalents	(88,843)	133,476	(31,269)
Cash and cash equivalents - beginning of period	219,372	85,896	117,165

Cash and cash equivalents - end of period	$130,529	$219,372	$85,896

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 28, 2006

1. Business Operations

The Company designs, markets and sells its own brand of laidback, current clothing targeting 15 to 25 year-olds in its United States and Canadian retail stores. We also operate via our e-commerce operation, ae.com. The American Eagle brand provides high quality merchandise at affordable prices. American Eagle’s collection includes standards like jeans and graphic Ts as well as essentials like accessories, outerwear, footwear, basics and swimwear. The Company operates retail stores located primarily in regional enclosed shopping malls in the United States and Canada.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Men’s apparel and accessories	35%	34%	35%
Women’s apparel and accessories	60%	61%	60%
Footwear – men’s and women’s	5%	5%	5%

Total	100%	100%	100%

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 28, 2006, the Company operated in one reportable segment, American Eagle.

In December 2004, the Company completed the disposition of Bluenotes, which refers to the Bluenotes/Thriftys specialty apparel chain that we operated in Canada. As a result, the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented. Amounts in the Company’s Consolidated Balance Sheets have not been reclassified to reflect Bluenotes as discontinued operations. Prior to the disposition, Bluenotes was presented as a separate reportable segment. Additional information regarding the disposition is contained in Note 9 of the Consolidated Financial Statements.

Fiscal Year

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2005,” “Fiscal 2004” and “Fiscal 2003” refer to the fifty-two week periods ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. “Fiscal 2006” refers to the fifty-three week period ending February 3, 2007.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our Management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements

FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP No. 123(R)-4”). FSP No. 123(R)-4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under SFAS No. 123(R), provided that: (1) the contingent event that permits or requires cash settlement is not considered probable of occurring; (2) the contingent event is not within the control of the employee; and (3) the award includes no other features that would require liability classification. The Company will implement the guidance in FSP No. 123(R)-4 in connection with its adoption of SFAS No. 123(R) in the first quarter of 2006. The Company does not permit or require the cash settlement of options upon any contingent events. Therefore, the Company does not believe that FSP No. 123(R)-4 will have an impact on its Consolidated Financial Statements.

FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP No. 123(R)-3”). FSP No. 123(R)-3 provides an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company will implement the guidance in FSP No. 123(R)-3 in connection with its adoption of SFAS No. 123(R) in the first quarter of 2006. In accordance with this guidance, the Company will follow the transition method for the APIC pool as provided in SFAS No. 123(R) and will not apply the alternative transition methods provided by FSP No. 123(R)-3.

FSP No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)

In October 2005, the FASB issued Staff Position No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP No. 123(R)-2”). FSP No. 123(R)-2 provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). Assuming all other criteria in the grant date definition are met, FSP No. 123(R)-2 permits companies to measure compensation cost for awards subject to SFAS No. 123(R) on the Board of Directors approval date, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP No. 123(R)-2 is required to be applied upon initial adoption of SFAS No. 123(R). The Company does not believe that the adoption of FSP No. 123(R)-2 will have a material impact on its Consolidated Financial Statements and will implement the guidance in connection with its adoption of SFAS No. 123(R) in the first quarter of 2006.

FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)

In September 2005, the FASB issued Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (“FSP No. 123(R)-1”). FSP No. 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to

SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee. FSP No. 123(R)-1 is required to be applied upon initial adoption of SFAS No. 123(R). The Company does not believe that the adoption of FSP No. 123(R)-1 will have an impact on its Consolidated Financial Statements and will implement the guidance in connection with its adoption of SFAS No. 123(R) in the first quarter of 2006.

FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period

In October 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP No. 13-1”). FSP No. 13-1 indicates that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. Adoption is required for the first reporting period beginning after December 15, 2005. The Company is in compliance with FSP No. 13-1, and therefore, the adoption of FSP No. 13-1 will not have an impact on its Consolidated Financial Statements.

SFAS No. 154, Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have an impact on its Consolidated Financial Statements.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the “Act”) affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. Although the deduction is subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the necessary information to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company plans to repatriate certain earnings generated prior to the tax year ending July 29, 2006 as extraordinary dividends from its Canadian subsidiaries, as defined in the Act. These earnings were previously considered permanently reinvested. As of January 28, 2006, unremitted Canadian earnings subject to repatriation approximated $73 million. Accordingly, the Company has recorded a tax liability of $3.8 million related to the planned repatriation of this amount. As additional Canadian earnings are generated before the end of the tax year ending July 29, 2006, additional tax liabilities will be recorded.

The decision to take advantage of the special one-time deduction under the Act is a discrete event and it has not changed the Company’s intention to indefinitely reinvest accumulated earnings from its Canadian Operations to the extent not repatriated under the Act. Accordingly, no provision will be made for income taxes that would be payable upon the distributions of such earnings.

SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), a revision of SFAS No. 123. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R).

In April 2005, the SEC adopted a rule that amended the effective dates of SFAS No. 123(R). Under this guidance, SFAS No. 123(R) is effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005. Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company will adopt the new standard in the first quarter of Fiscal 2006 using the modified prospective transition method.

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

Historically, for pro forma reporting purposes the Company has followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions. Under this approach, the Company recognizes compensation expense over the vesting period of the award. If an employee retires before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant. Refer to the Stock Option Plan disclosure on pages 40 and 41 of this Annual Report on Form 10-K for additional discussion of the non-substantive vesting period approach.

Based on its current analysis and information, the Company has determined that the impact of adopting SFAS No. 123(R) will result in a reduction of net income and expects diluted earnings per share to be reduced by approximately $0.04 to $0.05 on a full year basis for Fiscal 2006.

Staff Accounting Bulletin No. 107, Share-Based Payment

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, including guidance related to valuation methods; the classification of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R); and modifications of options prior to the adoption of SFAS No. 123(R). The Company will implement the guidance in SAB No. 107 in connection with its adoption of SFAS No. 123(R) in the first quarter of 2006.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), Disclosures about Fair Value of Financial Instruments, requires Management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At January 28, 2006, Management believes that the carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments. Short-term and long-term investments consist of available for sale securities and are recorded on the Consolidated Balance Sheets at fair value, which is estimated based on quoted market prices for the same or similar investments. Any difference between the original cost and the fair value of these investments is recorded in other comprehensive income.

Cash and Cash Equivalents and Short-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of January 28, 2006, short-term investments included investments with an original maturity of three to twelve months and averaging approximately seven months (excluding auction rate securities and variable rate demand notes of $276.3 million and $82.5 million, respectively, at January 28, 2006 and $161.3 million and $55.7 million, respectively, at January 29, 2005) and consisted primarily of tax-exempt municipal bonds, taxable agency bonds, corporate notes, variable rate demand notes (“VRDNs”) and auction rate securities classified as available for sale. The Company had previously included VRDNs as a component of cash and cash equivalents on its Consolidated Balance Sheets, but has now determined that categorization as a component of short-term investments is more appropriate. Accordingly, these VRDNs have been reclassified from cash and cash equivalents to short-term investments for all periods presented. This reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows. The purchase and sale of VRDNs previously presented as cash and cash equivalents have been reclassified to investing activities for all periods presented.

The following table summarizes the fair value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, and our short-term investments:

(In thousands)	January 28, 2006	January 29, 2005
Cash and cash equivalents:
Cash and money market investments	$69,641	$90,200
Tax exempt investments	—	110,797
Taxable investments	60,888	18,375

Total cash and cash equivalents	130,529	219,372

Short-term investments:
Tax exempt investments	517,199	343,614
Taxable investments	103,790	26,621

Total short-term investments	620,989	370,235

Total	$751,518	$589,607

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company has historically recognized ownership of merchandise inventory for financial reporting purposes at the point when it arrived at one of the Company’s deconsolidation centers. As of January 28, 2006, the Company records merchandise at the FOB port as a result of upgrades to its merchandise systems, which increased visibility earlier in the supply chain process. The Company assumes risk of loss and title transfers at the FOB port. The merchandise inventory and accounts payable balances on the Company’s Consolidated Balance Sheet, as of January 29, 2005, have been adjusted by $32.6 million to reflect this change. Additionally, the Company has adjusted its Consolidated Statements of Cash Flows for the years ended January 29, 2005 and January 31, 2004 to reflect this change. These adjustments did not result in a change in cash and cash equivalents for either period.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Management evaluates the ongoing value of the Company’s property and equipment, including but not limited to leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. The Company recognized $1.2 million in impairment losses during Fiscal 2005 and $1.4 million in impairment losses during both Fiscal 2004 and Fiscal 2003.

Goodwill

As of January 28, 2006, the Company had approximately $10.0 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Management evaluates goodwill for possible impairment on at least an annual basis.

Long-term Investments

As of January 28, 2006, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding five years (averaging approximately twenty months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

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

Self-Insurance Reserve

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

Customer Loyalty Program

During Fiscal 2005, the Company introduced the AE All-Access Pass (the “Pass”), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date and can be redeemed for a discount on a future purchase of merchandise. Rewards not redeemed during the one month redemption period are forfeited. A current liability is recorded for the estimated cost of anticipated redemptions and is adjusted through cost of sales based on reward earning activity. Rewards are recorded as markdowns at the time of redemption.

Derivative Instruments and Hedging Activities

On November 30, 2000, the Company entered into an interest rate swap agreement totaling $29.2 million in connection with a $29.1 million non-revolving term loan facility (the “term facility”). The swap amount decreased on a monthly basis beginning January 1, 2001 until the early termination of the agreement during Fiscal 2004. The Company also retired its term facility for $16.2 million at that time.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized its derivative on the balance sheet at fair value at the end of each period. Changes in the fair value of the derivative, which was designated and met all the required criteria for a cash flow hedge, were recorded in accumulated other comprehensive income. An unrealized net loss on derivative instruments of approximately $0.1 million, net of related tax effects, was recorded in other comprehensive income (loss) during Fiscal 2003. During Fiscal 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility. As a result, the Company reclassified approximately $0.4 million, net of tax, of unrealized net losses from other comprehensive income into earnings during Fiscal 2004. As of January 29, 2005, the Company did not have any remaining derivative instruments.

Stock Split

On February 4, 2005, the Company’s Board of Directors approved a two-for-one stock split that was distributed on March 7, 2005, to stockholders of record on February 14, 2005. All share amounts and per share data reflect this stock split.

Stock Repurchases

On February 24, 2000, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 7.5 million shares of its common stock. Prior to Fiscal 2003, the Company purchased approximately 6.0 million shares of common stock under this authorization. During Fiscal 2003, the Company purchased 80,000 shares for approximately $0.6 million. The Company did not purchase any shares of common stock on the open market during Fiscal 2004. At the beginning of Fiscal 2005, approximately 1.4 million shares remained available for repurchase under this authorization. The Company’s Board authorized the repurchase of an additional 2.1 million shares of the Company’s common stock on September 2, 2005. As part of these stock repurchase authorizations, the Company repurchased 3.5 million shares during the three months ended October 29, 2005 for approximately $81.1 million, at an average share price of $23.16.

On October 6, 2005, the Company’s Board authorized the repurchase of an additional 2.5 million shares of the Company’s common stock. The repurchase of these shares was completed during October 2005 for approximately $57.6 million, at an average share price of $23.00. On November 15, 2005, the Company’s Board authorized the repurchase of an additional 4.5 million shares of the Company’s common stock. As of January 28, 2006, the Company had repurchased 1.0 million shares under this authorization for approximately $22.3 million, at an average share price of $22.30. The repurchase of the remaining shares will occur at the discretion of the Company.

Additionally, during Fiscal 2005 and Fiscal 2003, the Company purchased 361,000 shares and 16,000 shares, respectively, from certain employees at market prices totaling $10.5 million and $0.1 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 1999 Stock Incentive Plan. During Fiscal 2004, the Company did not repurchase any shares of common stock from employees for the payment of taxes in connection with the vesting of restricted stock.

The aforementioned share repurchases have been recorded as treasury stock.

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

	For the Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Risk-free interest rates	3.8%	2.9%	2.6%
Dividend yield	1.12%	0.48%	None
Volatility factors of the expected market price of the Company’s common stock	38.0%	31.4%-48.6%	50.3%-64.5%
Weighted-average expected life	5 years	6 years	5 years
Expected forfeiture rate	13.9%	13.6%	11.5%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Years Ended
(In thousands, except per share amounts)	January 28, 2006	January 29, 2005	January 31, 2004
Net income, as reported	$294,153	$213,343	$59,622
Add: stock-based compensation expense included in reported net income, net of tax	304	1,301	767
Less: total stock-based compensation expense determined under fair value method, net of tax	(9,283)	(10,948)	(14,463)

Pro forma net income	$285,174	$203,696	$45,926

Basic income per common share:
As reported	$1.94	$1.47	$0.42
Pro forma	$1.88	$1.40	$0.32

Diluted income per common share:
As reported	$1.89	$1.42	$0.41
Pro forma	$1.83	$1.36	$0.32

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

The SEC has clarified that companies following the nominal vesting period approach should continue to follow that approach until the adoption of SFAS No. 123(R). Accordingly, the Company will continue to follow the nominal vesting period approach for any new stock based compensation awards containing retirement eligibility provisions granted prior to the adoption of SFAS No. 123(R) and for the remaining portion of unvested outstanding awards containing retirement eligibility provisions after adopting SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the Company will apply the non-substantive vesting period approach to new stock award grants that have retirement eligibility provisions. Had the Company applied the non-substantive vesting period approach for retirement eligible employees, there would not have been an impact to our reported pro forma income per common share for Fiscal 2005, Fiscal 2004 or Fiscal 2003.

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

The gross profit impact of our sales returns reserve, which is recorded in cost of sales and other liabilities and accrued expenses, is based on projected merchandise returns determined through the use of historical average return percentages. A summary of activity in the sales return reserve account follows:

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Beginning balance	$3,369	$2,400	$4,043
Returns	(67,668)	(55,677)	(49,598)
Provisions	68,054	56,646	47,955

Ending balance	$3,755	$3,369	$2,400

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. Costs associated with the production of television advertising are expensed over the life of the campaign. All other advertising costs are expensed as incurred. The Company recognized $53.3 million, $41.4 million and $44.8 million in advertising expense during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

Design Costs

The Company has certain design costs, including compensation, rent, travel, supplies and samples, which are included in cost of sales as the respective inventory is sold.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. If a gift card remains inactive for greater than twenty-four months, the Company assesses the recipient a one dollar per month service fee, where allowed by law, which is automatically deducted from the remaining value of the card. This service fee is recorded within selling, general and administrative expenses.

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

Supplemental Disclosures of Cash Flow Information

We have revised the Consolidated Statements of Cash Flows for the years ended January 29, 2005 and January 31, 2004 to separately disclose the operating, investing and financing portions of the cash flows attributable to the Company’s discontinued operations. We had previously reported these amounts on a combined basis.

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Cash paid during the periods for:
Income taxes	$133,461	$121,138	$25,496
Interest	$—	$1,188	$1,510

Earnings Per Share

The following table shows the amounts used in computing earnings per share from continuing operations and the effect on income from continuing operations and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Income from continuing operations	$293,711	$224,232	$83,108
Weighted average common shares outstanding:
Basic shares	151,604	145,150	142,226
Dilutive effect of stock options and non-vested restricted stock	3,750	5,094	2,188

Diluted shares	155,354	150,244	144,414

Options to purchase 115,000, 1,327,000 and 10,543,000 shares of common stock during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has identified three operating segments (U.S. retail stores, Canadian retail stores and the Company’s e-commerce operation, ae.com) that reflect the basis used internally to review performance and allocate resources. The three operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131, based on their similar economic characteristics, products, production processes, target customers and distribution methods. Prior to its disposition, Bluenotes was presented as a separate reportable segment. (See Note 9 of the Consolidated Financial Statements.)

The following tables present summarized geographical information:

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Net sales (1):
United States	$2,132,497	$1,751,776	$1,339,636
Foreign (2)	176,874	129,465	95,800

Total net sales	$2,309,371	$1,881,241	$1,435,436

(1)	Net sales data represents American Eagle operations only. Bluenotes’ net sales amounts have been excluded from all periods as they are being presented in discontinued operations. See Note 9 of the Consolidated Financial Statements for additional information regarding Bluenotes.
(2)	Amounts represent sales from American Eagle’s Canadian retail stores, as well as AE Direct sales, which are billed to and/or shipped to foreign countries.

(In thousands)	January 28, 2006	January 29, 2005
Long-lived assets, net:
United States	$329,050	$320,021
Foreign (1)	26,418	29,762

Total long-lived assets, net (1)	$355,468	$349,783

(1)	Long-lived assets as of January 28, 2006 and January 29, 2005 do not include the assets of National Logistics Services subject to the sales agreement entered into during the fourth quarter of Fiscal 2005, as they have been classified as held-for-sale. See Note 9 of the Consolidated Financial Statements for additional information regarding National Logistics Services.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2005 presentation.

3. Related Party Transactions

The Company and its wholly-owned subsidiaries historically had various transactions with related parties. The nature of the Company’s relationship with the related parties and a description of the respective transactions is stated below.

As of January 28, 2006, the Schottenstein-Deshe-Diamond families (the “families”) owned 15% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation (“SSC”), which includes a publicly-traded subsidiary, Retail Ventures, Inc. (“RVI”), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II (“Linmar Realty”) until June 4, 2004. During Fiscal 2004, the Company implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families subsequent to January 29, 2005. We believe that the terms of the prior transactions were as favorable to the Company as those that could have been obtained from unrelated third parties. The Company had the following transactions with these related parties during Fiscal 2004 and Fiscal 2003.

During Fiscal 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, acquired for $20.0 million Linmar Realty Company II, a general partnership that owned the Company’s corporate headquarters and distribution center. The acquisition price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the consolidated balance sheet during the three months ended July 31, 2004 and is being depreciated over its anticipated useful life of twenty-five years. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties. Rent expense under the lease was $0.8 million and $2.4 million during Fiscal 2004 and Fiscal 2003, respectively.

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, which have historically included RVI. These sell-offs, which are without recourse, are typically sold below cost and the proceeds are reflected in cost of sales. During April 2004, the Company entered into an agreement with an independent third-party vendor for the sale of merchandise sell-offs, thus reducing sell-offs to related parties. As a result, there have been no sell-offs of merchandise to related parties since the date of the agreement. Below is a summary of merchandise sell-offs for Fiscal 2004 and Fiscal 2003:

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

At January 28, 2006 and January 29, 2005, the Company had no related party accounts receivable.

Prior to the implementation of the Company’s plan to eliminate related party transactions, SSC and its affiliates charged the Company for various professional services provided, including certain legal, real estate and insurance services. For Fiscal 2004 and Fiscal 2003, the Company paid approximately $0.2 million and $0.9 million, respectively, for these services.

During Fiscal 2004, the Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft. The Company paid $0.1 million and $1.0 million during Fiscal 2004 and Fiscal 2003, respectively, to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement. No payments were made during Fiscal 2005, as a result of the discontinuation of this arrangement.

See Part III, Item 13 of this Form 10-K for additional information regarding related party transactions.

4. Accounts and Note Receivable

Accounts and note receivable are comprised of the following:

(In thousands)	January 28, 2006	January 29, 2005
Fabric	$—	$2,871
Construction allowances	8,212	6,801
Sell-offs to non-related parties	6,904	6,657
Taxes	1,860	2,584
Distribution services	1,618	2,015
Sale of Bluenotes	—	2,707
Interest income	2,982	821
Property insurance claims	4,081	—
Other	3,489	1,976

Total	$29,146	$26,432

5. Property and Equipment

Property and equipment consists of the following:

(In thousands)	January 28, 2006	January 29, 2005
Land	$4,284	$3,250
Buildings	30,682	30,397
Leasehold improvements	391,820	358,161
Fixtures and equipment	239,139	209,352
Construction in progress	1,098	2,318

	667,023	603,478
Less: Accumulated depreciation and amortization	(321,505)	(263,645)

Net property and equipment	$345,518	$339,833

Amounts as of January 28, 2006 and January 29, 2005 reflect certain assets of NLS as held-for-sale. See Note 9 of the Consolidated Financial Statements for additional information regarding assets held-for-sale.

Depreciation expense is summarized as follows:

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Depreciation expense	$74,056	$66,326	$59,083

6. Note Payable and Other Credit Arrangements

Unsecured Demand Lending Arrangement

The Company has a $90.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit that can be used for letters of credit and/or direct borrowing, totaling $130.0 million. The interest rate is at the lender’s prime lending rate (7.25% at January 28, 2006) or at LIBOR plus a negotiated margin rate. Because there were no borrowings during any of the past three years, there were no amounts paid for interest on this facility. At January 28, 2006, letters of credit in the amount of $90.0 million were outstanding on this facility, leaving a remaining available balance on the line of $40.0 million.

Uncommitted Letter of Credit Facility

The Company also has an uncommitted letter of credit facility for $75.0 million with a separate financial institution. At January 28, 2006, letters of credit in the amount of $39.7 million were outstanding on this facility, leaving a remaining available balance on the line of $35.3 million.

Non-revolving Term Facility

During Fiscal 2004, the Company retired its $29.1 million non-revolving term facility (the “term facility”) for $16.2 million. The term facility required annual payments of $4.8 million, with interest at the one-month Bankers’ Acceptance Rate plus 140 basis points, and was originally scheduled to mature in December 2007. Interest paid under the term facility was $1.2 million and $1.5 million for the years ended January 29, 2005 and January 31, 2004, respectively.

7. Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive income (loss) included as part of the Consolidated Statements of Stockholders’ Equity follow:

(In thousands)	Before Tax Amount	Tax Benefit (Expense)	Other Comprehensive Income (Loss)
Balance at February 1, 2003	$(61)	$24	$(37)

Unrealized (loss) on investments	(135)	51	(84)
Foreign currency translation adjustment	6,521	(2,563)	3,958
Unrealized derivative (loss) on cash flow hedge	(247)	99	(148)

Balance at January 31, 2004	6,078	(2,389)	3,689

Unrealized (loss) on investments	(378)	147	(231)
Foreign currency translation adjustment (1)	4,581	2,734	7,315
Reclassification adjustment for losses realized in net income related to the disposition of Bluenotes	2,467	—	2,467
Unrealized derivative gain on cash flow hedge	116	(45)	71
Reclassification adjustment for loss realized in net income related to termination of the cash flow hedge	714	(277)	437

Balance at January 29, 2005	13,578	170	13,748

Unrealized (loss) on investments	(913)	370	(543)
Foreign currency translation adjustment	8,823	—	8,823

Balance at January 28, 2006	$21,488	$540	$22,028

(1)	During Fiscal 2004, the Company reclassified the income tax provision related to its foreign currency translation gains, as it is the Company’s intention to utilize the earnings of its foreign subsidiaries in the foreign operations for an indefinite period of time. See Note 10 of the Consolidated Financial Statements for additional information.

8. Leases

The Company leases all store premises, some of our office space and certain information technology and office equipment. The store leases generally have initial terms of ten years. Most of these store leases provide for base rentals and the payment of a percentage of sales as additional rent when sales exceed specified levels. Additionally, most leases contain construction allowances and/or rent holidays. In recognizing landlord incentives and minimum rent expense, the Company amortizes the charges on a straight line basis over the lease term (including the pre-opening build-out period). These leases are classified as operating leases.

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Store rent:
Fixed minimum	$136,876	$124,507	$100,418
Contingent	13,248	6,788	4,758

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	150,124	131,295	105,176
Offices, distribution facilities, equipment and other	10,752	11,265	16,943

Total rent expense	$160,876	$142,560	$122,119

In addition, the Company is typically responsible under its store, office and distribution center leases for common area maintenance charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 28, 2006:

Fiscal years: (In thousands)	Future Minimum Lease Obligations
2006	$149,645
2007	149,545
2008	145,321
2009	137,838
2010	124,257
Thereafter	330,705

Total	$1,037,311

9. Assets Held-for-Sale and Discontinued Operations

On January 27, 2006, the Company entered into an asset purchase agreement (the “Agreement”) with 6510965 Canada Inc. (the “NLS Purchaser”), a privately held Canadian company, for the sale of certain assets of NLS. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the accompanying Consolidated Balance Sheets reflect the assets subject to the Agreement as held-for-sale, for all periods presented. An impairment loss of $0.6 million was recorded in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations for the year ended January 28, 2006 to record these assets at their fair value less costs to sell. The transaction was completed during February 2006. See Note 15 of the Consolidated Financial Statements for additional information related to this subsequent event.

Additionally, as a result of entering into the Agreement, the Company recorded estimated severance costs of approximately $1.3 million in cost of sales, including certain buying, occupancy and warehousing expenses, on its Consolidated Statement of Operations for the year ended January 28, 2006. These costs were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits.

During December 2004, the Company completed its disposition of Bluenotes to 6295215 Canada Inc. (the “Bluenotes Purchaser”). The transaction had an effective date of December 5, 2004. In accordance with SFAS No. 144, the accompanying Consolidated

Statements of Operations reflect Bluenotes’ results of operations as discontinued operations for all periods presented. Additionally, the accompanying Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations. Amounts in the Company’s Consolidated Balance Sheets, including total assets of $18.2 million at January 29, 2005, have not been reclassified to reflect Bluenotes as discontinued operations. As of January 28, 2006, there were no remaining assets related to Bluenotes recorded in the Company’s Consolidated Balance Sheet.

The Company received approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. The transaction resulted in an after-tax loss of $4.8 million, or $0.03 per diluted share, during Fiscal 2004 and was partially offset by net income from the disposition of $0.4 million during Fiscal 2005. Additionally, during Fiscal 2005, the Company recorded a $6.0 million income tax benefit related to the completion of the Bluenotes’ disposition. At this time, the realization of the aforementioned income tax benefit is uncertain. As a result, the Company has recorded a valuation reserve for the full amount.

The operating results of Bluenotes, which are being presented as discontinued operations, were as follows:

(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	$—	$69,825	$84,532
Loss from operations, net of tax (1)	$—	$(6,070)	$(23,486)
Income (loss) on disposition, net of tax	442	(4,819)	—

Income (loss) from discontinued operations, net of tax (2)	$442	$(10,889)	$(23,486)

(1)	Fiscal 2003 includes a goodwill impairment charge of $14.1 million, for which no tax benefit was realized.
(2)	Amounts are net of tax (expense) benefit of $(0.3) million, $3.9 million and $5.8 million, respectively.

10. Income Taxes

The components of income from continuing operations before taxes on income were:

(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
U.S.	$448,442	$339,328	$131,804
Foreign	28,525	27,507	3,483

Total	$476,967	$366,835	$135,287

The significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	January 28, 2006	January 29, 2005
Deferred tax assets:
Current:
Inventories	$7,018	$4,192
Rent	16,393	14,732
Deferred compensation	16,206	17,562
Capital loss	1,173	1,426
Valuation allowance	(477)	(1,426)
Other	6,663	2,827

Total current deferred tax assets	46,976	39,313

Long-term:
Purchase accounting basis differences	124	1,194
Deferred compensation	9,544	8,441
Property and equipment	2,194	2,682
Operating losses	—	9,750
Other	1,659	1,987

Total long-term deferred tax assets	13,521	24,054

Total deferred tax assets	$60,497	$63,367

Deferred tax liabilities:
Property and equipment	$22,077	$20,829

Total deferred tax liabilities	$22,077	$20,829

Significant components of the provision for income taxes are as follows:

	For the Years Ended
(In thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Current:
Federal	$152,416	$130,988	$33,519
State	26,722	24,338	5,860

Total current	179,138	155,326	39,379

Deferred:
Federal	(3,387)	(18,860)	10,424
Foreign taxes	8,109	9,572	525
State	(604)	(3,435)	1,851

Total deferred	4,118	(12,723)	12,800

Provision for income taxes	$183,256	$142,603	$52,179

As a result of additional tax deductions related to vested restricted stock grants and stock option exercises, tax benefits have been recognized as contributed capital for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 in the amounts of $35.3 million, $28.8 million and $0.7 million, respectively.

The Company has made a decision to take advantage of the special one-time deduction of 85% of certain foreign earnings that are repatriated under the American Jobs Creation Act of 2004, prior to the tax year ending July 29, 2006.

As of January 28, 2006, unremitted Canadian earnings subject to repatriation approximated $73 million. Accordingly, the Company has recorded a tax liability of $3.8 million related to the planned repatriation of this amount. This decision has not changed the Company’s intention to indefinitely reinvest accumulated earnings from its Canadian Operations to the extent not repatriated under the Act. Accordingly, no provision will be made for income taxes that would be payable upon the distributions of such earnings.

Income tax accruals of $35.9 million and $25.4 million were recorded at January 28, 2006 and January 29, 2005, respectively. As of January 28, 2006, contingent tax reserves of approximately $16.0 million were recorded, of which $8.1 million related to potential state and local income tax liabilities.

For the year ended January 28, 2006, the Company released $0.9 million from the $1.4 million valuation allowance it had previously recorded against a capital loss deferred tax asset as it expects to be able to generate sufficient capital gains. The capital loss carryforward will expire in July 2006.

A reconciliation between the statutory federal income tax rate and the effective tax rate from continuing operations follows:

	For the Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	4	4	4
Change in valuation reserve for capital losses	—	—	1
Change in tax reserves	—	—	(1)
Accrued tax on unremitted Canadian earnings	1	—	—
State tax credits, net of federal income tax effect	(1)	—	—
Tax impact of tax exempt interest	(1)	—	—

	38%	39%	39%

11. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 21 years of age, have completed sixty days of service, and work at least twenty hours per week. Individuals can decline enrollment or can contribute up to 30% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match up to 4.5% of participants’ eligible compensation. Contributions to the profit sharing plan, as determined by the Board of Directors, are discretionary. The Company recognized $4.8 million in expense during both Fiscal 2005 and Fiscal 2004 and $2.1 million in expense during Fiscal 2003 in connection with the Retirement Plan.

The Employee Stock Purchase Plan is a non-qualified plan that covers all full-time and part-time employees who are at least 18 years old, have completed sixty days of service, and work at least twenty hours a week. Contributions are determined by the employee, with the Company matching 15% of the investment up to a maximum investment of $100 per pay period. These contributions are used to purchase shares of Company stock in the open market.

12. Stock Incentive Plan, Stock Option Plan, and Restricted Stock Grants

All amounts below reflect the Company’s two-for-one stock split, unless otherwise indicated.

1994 Stock Option Plan

On February 10, 1994, the Company’s Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the grant of 8,100,000 incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 16,200,000 shares. Additionally, the amendment provided that the maximum number of options that may be granted to any individual may not exceed 5,400,000 shares. The options granted under the 1994 Plan are approved by the Compensation Committee of the Board of Directors, primarily vest over five years, and expire ten years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the “1999 Plan”) was approved by the shareholders on June 8, 1999. The 1999 Plan authorized 12,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units, or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 22,000,000. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 6,000,000 shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock split) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock options grants in June 2005. At January 28, 2006, notwithstanding cancellations to date, 22,106,155 non-qualified stock options and 4,472,246 shares of restricted stock were granted under the 1999 Plan to employees and certain non-employees. Approximately 33% of the options granted vest eight years after the date of grant but can be accelerated to vest over three years if the Company meets annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years with the remaining grants vesting over one year. All options expire after ten years. Restricted stock is earned if the Company meets established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Stock Award and Incentive Plan (the “2005 Plan”) was approved by the shareholders on June 15, 2005. The 2005 Plan authorized 12,250,000 shares for issuance, of which 4,250,000 shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 8,000,000 shares are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 4,000,000 shares per year plus the amount of the unused annual limit of the previous year. The 2005 Plan allows the Compensation Committee to determine which employees receive awards and the terms and conditions of these awards. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year. At January 28, 2006, notwithstanding cancellations to date, 102,000 non-qualified stock options, 133,500 shares of restricted stock and 27,916 shares of common stock had been granted under the 2005 Plan to employees and directors. Approximately 64% of the options granted under the 2005 Plan vest over three years and 36% vest over five years. Options were granted for ten and seven year terms. Restricted stock is earned if the Company meets established performance goals.

A summary of the Company’s stock option activity under all plans follows:

	For the Years Ended
	January 28, 2006(1)		January 29, 2005(1)		January 31, 2004(1)
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding - beginning of year	13,481,248	$10.53	20,050,190	$9.28	16,211,712	$9.92
Granted (Exercise price equal to fair value)	781,365	$26.57	1,581,250	$15.63	5,257,560	$7.18
Exercised (2)	(4,883,113)	$9.87	(7,105,752)	$8.10	(397,656)	$2.86
Cancelled	(374,590)	$12.08	(1,044,440)	$10.74	(1,021,426)	$11.05

Outstanding - end of year	9,004,910	$12.22	13,481,248	$10.53	20,050,190	$9.28

Exercisable - end of year	4,680,459	$10.90	4,699,874	$11.69	9,222,422	$8.73
Weighted-average fair value of options granted during the year (Black-Scholes method)		$10.52		$6.34		$3.74

(1)	As of January 28, 2006, the Company had 8,094,203 shares available for stock option grants. As of January 29, 2005 and January 31, 2004, the Company had 1,396,482 shares and 2,939,962 shares available for the grant of stock options (as well as restricted stock and all other awards allowed under the 1999 Plan), respectively.
(2)	Options exercised during Fiscal 2005 ranged in price from $0.57 to $20.52 with an average of $9.87.

The following table summarizes information about stock options outstanding and exercisable at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 28, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at January 28, 2006	Weighted- Average Exercise Price
$0.97 to $7.03	2,213,421	6.69	$6.49	718,853	$5.49
$7.17 to $10.83	2,594,122	4.49	$9.91	2,284,506	$10.16
$10.85 to $13.15	1,892,736	5.72	$12.42	1,087,220	$12.14
$13.20 to $32.81	2,304,631	7.13	$20.14	589,880	$18.08

$0.97 to $32.81	9,004,910	6.34	$12.22	4,680,459	$10.90

Restricted Stock Grants

The Company issued restricted stock awards under the above Plans to compensate certain employees. Through January 28, 2006, a total of 9,078,868 shares of restricted stock had been granted, of which 2,541,058 have been cancelled and 5,777,786 shares have vested. Included in the aforementioned shares of restricted stock that have vested is one-third of a 90,000 share time-based restricted stock award, which vested in May 2005. The remaining 60,000 shares of this time-based restricted stock award will vest over two years. The Fiscal 2005 performance-based restricted stock award of 700,024 shares vested on February 28, 2006.

For Fiscal 2005, Fiscal 2004 and Fiscal 2003, the Company recorded approximately $19.6 million, $25.2 million and $1.3 million, respectively, in compensation expense related to stock options, restricted stock and stock awards in connection with the above Plans. The compensation expense related to stock options was recorded for non-employee grants in accordance with APB No. 25.

13. Contingencies

Guarantees

In connection with the disposition of Bluenotes, the Company has provided guarantees related to two store leases that were assigned to the Bluenotes Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.4 million as of January 28, 2006. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes Asset Purchase Agreement.

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

14. Quarterly Financial Information - Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Quarters Ended
(In thousands, except per share amounts)	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	$332,230	$395,402	$479,585	$674,024
Gross profit	148,719	162,854	233,858	332,377
Income from continuing operations, net of tax	27,001	31,582	58,705	106,944
Loss from discontinued operations, net of tax	(1,727)	(2,328)	(807)	(6,027)

Net income	25,274	29,254	57,898	100,917

Basic per common share amounts:
Income from continuing operations	0.19	0.22	0.40	0.73
Loss from discontinued operations	(0.01)	(0.02)	—	(0.04)

Net income per basic share	0.18	0.20	0.40	0.69

Diluted per common share amounts:
Income from continuing operations	0.18	0.22	0.39	0.70
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)

Net income per diluted share	0.17	0.20	0.38	0.66

	Quarters Ended
(In thousands, except per share amounts)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	$454,019	$513,320	$577,665	$764,367
Gross profit	222,160	227,980	269,367	354,244
Income from continuing operations, net of tax	55,184	58,034	73,357	107,136
Income (loss) from discontinued operations, net of tax	89	(15)	(37)	405

Net income	55,273	58,019	73,320	107,541

Basic per common share amounts:
Income from continuing operations	0.36	0.38	0.48	0.72
Loss from discontinued operations	—	—	—	—

Net income per basic share	0.36	0.38	0.48	0.72

Diluted per common share amounts:
Income from continuing operations	0.35	0.37	0.47	0.71
Loss from discontinued operations	—	—	—	—

Net income per diluted share	0.35	0.37	0.47	0.71

15. Subsequent Event

On January 27, 2006, the Company entered into an asset purchase agreement with 6510965 Canada Inc., for the sale of certain assets of NLS. During February 2006, the Company completed the transaction, with an effective date of February 28, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the “Management”), including the Company’s Chief Executive Officer (“CEO”) and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K as of January 28, 2006, an evaluation was performed under the supervision and with the participation of our Management, including the CEO and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the CEO and the Interim Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide a reasonable assurance to our Management and our Board regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2006. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of January 28, 2006.

Our Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young’s attestation report on Management’s assessment of our internal control over financial reporting is located below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Eagle Outfitters, Inc. (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Eagle Outfitters, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006 and our report dated March 31, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 31, 2006

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions “Information Regarding Nominees For Class III Directors With Terms Expiring in 2007,” “Information Regarding Class I Directors With Terms Expiring in 2008,” “Information Regarding Class II Directors With Terms Expiring in 2009,” “Code of Ethics,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders under the captions “Executive Officer Compensation,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “Long-Term Incentive Plans—Awards in the Last Fiscal Year” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Table” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement relating to our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement relating to our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005

Consolidated Statements of Operations for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

Notes to Consolidated Financial Statements

(a)(2)	Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3)	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

4.1	See Second Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1 hereof

4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof

10.1	Form of the Registrant’s 1994 Stock Option Plan (3)

10.2	Form of Restricted Stock Agreement (4)

10.3	Form of Indemnification Agreement (5)

10.4	Employee Stock Purchase Plan (6)

10.5	Form of the Registrant’s 1999 Stock Incentive Plan, as amended (7)

10.6	Employment Agreement between the Registrant and James O’Donnell dated December 30, 2003 (8)

10.7	Corporate Services Agreement between the Registrant and Schottenstein Stores Corporation dated February 1, 2004 (9)

10.8	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004 (10)

10.9	Agreement and Plan of Merger between the Registrant and Linmar Realty Company II dated June 4, 2004 (11)

10.10	Asset Purchase Agreement between the Registrant and 6295215 Canada Inc. dated November 22, 2004 (12)

10.11	Asset Purchase Amending Agreement between the Registrant and 6295215 Canada Inc. dated December 10, 2004 (13)

10.12	Profit Sharing and 401(k) Plan (14)

10.13	Employment Agreement between the Registrant and Roger S. Markfield, dated May 16, 2005 (15)

10.14	Employment Agreement between the Registrant and Susan P. McGalla, dated May 16, 2005 (16)

10.15	Deferred Compensation Plan (17)

10.16	2005 Stock Award and Incentive Plan (18)

10.17	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005 (19)

10.18	Form of Director Deferred Compensation Agreement (20)

10.19	Resignation Agreement and Release between the Registrant and Michael J. Leedy, dated February 20, 2006 (21)

10.20	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003 (22)

10.21	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006 (23)

10.22	Employment Agreement between the Registrant and Kathy Savitt, dated January 3, 2006 (24)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Dale E. Clifton pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 4(b) to Registration Statement on Form S-8 (file no. 333-121641), filed December 23, 2004 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to Registration Statement on Form S-4 (file no. 333-68609), filed December 9, 1999, as amended and incorporated herein by reference.
(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.
(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994 and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.
(6)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed on April 5, 1996 and incorporated herein by reference.
(7)	Previously filed as Appendix B to the Proxy Statement for the period ended February 3, 2001, filed May 2, 2001, and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.10 to the Form 10-K for the period ended January 31, 2004, filed April 1, 2004 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.11 to the Form 10-K for the period ended January 31, 2004, filed April 1, 2004 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.
(11)	Previously filed as Exhibit 99.1 to the Form 8-K dated June 4, 2004, filed June 14, 2004 and incorporated herein by reference.
(12)	Previously filed as Exhibit 2.1 to the Form 8-K dated December 21, 2004, filed December 23, 2004 and incorporated herein by reference.
(13)	Previously filed as Exhibit 2.2 to the Form 8-K dated December 21, 2004, filed December 23, 2004 and incorporated herein by reference.
(14)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 333-121641), filed on December 23, 2004 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 16, 2005, filed May 20, 2005 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.2 to the Form 8-K dated May 16, 2005, filed May 20, 2005 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2004, filed May 25, 2005 and incorporated herein by reference.

(18)	Previously filed as Appendix B to the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders held on June 15, 2005, filed May 2, 2005 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 20, 2006, filed February 24, 2006 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(24)	Previously filed as Exhibit 10.3 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith.

(b)	Exhibits

The exhibits to this report begin on page 64.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 5, 2006.

Signature	Title

/s/ James V. O’Donnell James V. O’Donnell	Chief Executive Officer and Director (Principal Executive Officer)

* Roger S. Markfield	Vice-Chairman and Director

/s/ Dale E. Clifton Dale E. Clifton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer, Interim Principal Financial Officer)

* Jay L. Schottenstein	Chairman of the Board and Director

* Jon P. Diamond	Director

* Michael G. Jesselson	Director

* Robert R. McMaster	Director

* Janice E. Page	Director

* J. Thomas Presby	Director

* Gerald E. Wedren	Director

* Larry M. Wolf	Director

*By:	/s/ Dale E. Clifton
Dale E. Clifton, Attorney-in-Fact