Form 10-Q
period 2006-04-29
AMERICAN EAGLE OUTFITTERS INC
filed 2006-05-31
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): [X] Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).  YES [   ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 149,766,117 Common Shares were outstanding at May 15, 2006.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) Assets	April 29, 2006 (Unaudited)	January 28, 2006	April 30, 2005 (Unaudited)
Current assets:
Cash and cash equivalents	$168,572	$130,529	$190,788
Short-term investments	602,796	620,989	370,509
Merchandise inventory	195,312	210,739	175,612
Accounts and note receivable	30,645	29,146	27,417
Prepaid expenses and other	33,355	30,110	27,509
Deferred income taxes	34,126	44,560	65,275
Assets held-for-sale	-	12,183	13,335
Total current assets	1,064,806	1,078,256	870,445
Property and equipment, net of accumulated depreciation and amortization	356,614	345,518	336,358
Goodwill	9,950	9,950	9,950
Long-term investments	153,719	145,774	119,897
Other assets, net	32,169	26,151	40,667
Total assets	$1,617,258	$1,605,649	$1,377,317

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$121,033	$139,197	$87,502
Accrued compensation and payroll taxes	30,609	51,891	28,765
Accrued rent	49,202	52,506	44,835
Accrued income and other taxes	37,237	43,273	25,636
Unredeemed stored value cards and gift certificates	29,973	43,045	22,287
Current portion of deferred lease credits	10,389	10,406	10,457
Other liabilities and accrued expenses	16,116	15,010	14,618
Total current liabilities	294,559	355,328	234,100
Non-current liabilities:
Deferred lease credits	61,889	60,087	57,162
Other non-current liabilities	37,711	34,682	27,160
Total non-current liabilities	99,600	94,769	84,322
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.01 par value; 250,000 shares authorized; 163,736, 162,381 and 159,981
shares issued; 148,934, 147,931 and 153,214 shares outstanding, respectively	1,620	1,608	1,590
Contributed capital	387,664	370,615	340,371
Accumulated other comprehensive income	25,684	22,028	12,457
Retained earnings	1,031,796	978,855	774,371
Deferred compensation	-	(1,041)	(14,722)
Treasury stock, 13,970, 13,689 and 6,677 shares, respectively	(223,665)	(216,513)	(55,172)
Total stockholders' equity	1,223,099	1,155,552	1,058,895
Total liabilities and stockholders' equity	$1,617,258	$1,605,649	$1,377,317
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
	Three Months Ended
(In thousands, except per share amounts)	April 29, 2006	April 30, 2005
Net sales	$522,428	$456,477
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	268,612	234,317
Gross profit	253,816	222,160
Selling, general and administrative expenses	135,762	116,536
Depreciation and amortization expense	19,233	18,102
Operating income	98,821	87,522
Other income, net	7,541	2,975
Income before income taxes	106,362	90,497
Provision for income taxes	42,206	35,313
Income from continuing operations, net of tax	64,156	55,184
Income from discontinued operations, net of tax of $50	-	89
Net income	$64,156	$55,273

Basic income per common share:
Income from continuing operations	$0.43	$0.36
Income from discontinued operations	-	-
Net income per basic common share	$0.43	$0.36

Diluted income per common share:
Income from continuing operations	$0.42	$0.35
Income from discontinued operations	-	-
Net income per diluted common share	$0.42	$0.35

Cash dividends per common share	$0.08	$0.05

Weighted average common shares outstanding - basic	148,481	151,582
Weighted average common shares outstanding - diluted	152,258	156,109

Retained earnings, beginning	$978,855	$726,760
Net income	64,156	55,273
Cash dividends	(11,215)	(7,662)
Retained earnings, ending	$1,031,796	$774,371

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
(In thousands)	April 29, 2006	April 30, 2005
Operating activities:		(Revised)
Net income	$64,156	$55,273
Income from discontinued operations	-	(89)
Income from continuing operations	64,156	55,184
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,233	18,102
Stock-based compensation	8,375	4,264
Deferred income taxes	3,124	(29,824)
Tax benefit from exercise of stock options	4,283	25,336
Excess tax benefit from exercise of stock options	(3,241)	-
Loss on impairment and write-off of assets	2,074	1,024
Changes in assets and liabilities:
Merchandise inventory	15,783	(5,152)
Accounts and note receivable	(2,943)	5,038
Prepaid expenses and other	(3,213)	(1,680)
Accounts payable	(18,433)	(21,358)
Unredeemed stored value cards and gift certificates	(13,118)	(10,432)
Deferred lease credits	1,844	74
Accrued liabilities	(23,669)	(13,710)
Total adjustments	(9,901)	(28,318)
Net cash provided by operating activities from continuing operations	54,255	26,866
Investing activities:
Capital expenditures	(31,709)	(16,758)
Proceeds from the sale of assets	12,345	-
Purchase of investments	(229,116)	(175,048)
Sale of investments	239,700	144,944
Other investing activities	-	(628)
Net cash used for investing activities from continuing operations	(8,780)	(47,490)
Financing activities:
Payments on capital leases	(174)	(170)
Repurchase of common stock from employees	(7,152)	(10,154)
Cash dividends paid	(11,215)	(7,662)
Excess tax benefit from exercise of stock options	3,241	-
Net proceeds from stock options exercised	5,444	29,647
Net cash (used for) provided by financing activities from continuing operations	(9,856)	11,661
Effect of exchange rates on cash	2,424	(339)
Cash flows of discontinued operations (Revised - See Note 2)
Net cash used for operating activities	-	(13,748)
Effect of exchange rates on cash	-	117
Net cash used for discontinued operations	-	(13,631)
Net increase (decrease) in cash and cash equivalents	38,043	(22,933)
Cash and cash equivalents - beginning of period	130,529	213,721
Cash and cash equivalents - end of period	$168,572	$190,788

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$43,159	$48,318

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at April 29, 2006 and April 30, 2005 and for the three month periods ended April 29, 2006 (the "current period") and April 30, 2005 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2005 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2006" refers to the fifty-three week period ending February 3, 2007. "Fiscal 2005" and "Fiscal 2004" refer to the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively.

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

Revenue Recognition

During the current period, the Company reviewed its accounting policies related to revenue recognition.  As a result of this review, the Company determined that shipping and handling amounts billed to customers, which were historically recorded as a reduction to cost of sales, should be recorded as revenue. Accordingly, beginning in Fiscal 2006 these amounts are recorded within net sales. As a result of this change, the Company recorded $3.4 million in net sales for the three months ended April 29, 2006 and reclassified $2.5 million for the three months ended April 30, 2005 from cost of sales to net sales.

Revenue is recorded for store sales upon the purchase of merchandise by customers.  The Company's e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the impact of adjustments to its sales return reserve within net sales and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages.

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

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consist of compensation and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased. Selling, general and administrative expenses do not include compensation and employee benefit expenses for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales.

Cash and Cash Equivalents and Short-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of April 29, 2006, short-term investments generally included investments with an original maturity of three to twelve months (averaging approximately seven months), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available for sale, as well as investments classified as trading.  Additionally, short-term investments include variable rate demand notes ("VRDNs") and auction rate securities classified as available for sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. Prior to January 28, 2006, the Company had included VRDNs as a component of cash and cash equivalents on its Consolidated Balance Sheets. For comparative purposes, VRDNs at April 30, 2005 have been reclassified from cash and cash equivalents to short-term investments. Additionally, the purchase and sale of VRDNs have been reclassified from cash and cash equivalents to investing activities on the Company's Consolidated Statements of Cash Flows.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, and our short-term investments:

(In thousands)	April 29, 2006	January 28, 2006	April 30, 2005
Cash and cash equivalents:
Cash and money market investments	$127,997	$69,641	$71,142
Tax exempt investments	2,700	-	47,115
Taxable investments	37,875	60,888	72,531
Total cash and cash equivalents	168,572	130,529	190,788
Short-term investments:
Tax exempt investments	369,501	517,199	326,074
Taxable investments	233,295	103,790	44,435
Total short-term investments	602,796	620,989	370,509
Total	$771,368	$751,518	$561,297

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. Prior to January 28, 2006, the Company recognized ownership of merchandise inventory for financial reporting purposes at the point when it arrived at one of the Company's deconsolidation centers. As of January 28, 2006, the Company records merchandise at the FOB port as a result of upgrades to its merchandise systems, which increased visibility earlier in the supply chain process. The Company assumes risk of loss and title transfers at the FOB port. The merchandise inventory and accounts payable balances on the Company's Consolidated Balance Sheet as of April 30, 2005 have been adjusted by $21.9 million to reflect this change. Additionally, the Company has adjusted its Consolidated Statement of Cash Flows for the three months ended April 30, 2005 to reflect this change. This adjustment did not result in a change in net cash flow for the prior period.

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

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight line method over the estimated useful lives as follows:

Buildings	25 years
Leasehold improvements	5 to 10 years
Fixtures and equipment	3 to 5 years

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. The Company recognized $0.2 million and $0.3 million in impairment losses during the three months ended April 29, 2006 and April 30, 2005, respectively.

Goodwill

As of April 29, 2006, the Company had approximately $10.0 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Management evaluates goodwill for possible impairment on at least an annual basis.

Long-term Investments

As of April 29, 2006, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding five years (averaging approximately seventeen months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

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

Customer Loyalty Program

During the three months ended October 29, 2005, the Company introduced the AE All-Access Pass (the "Pass"), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one month redemption period are forfeited. A current liability is recorded for the estimated cost of anticipated redemptions and is adjusted through cost of sales based on reward earning activity. Rewards are recorded as markdowns at the time of redemption.

Stock Repurchases

During Fiscal 2005, the Company repurchased 7.0 million shares of its common stock under various repurchase authorizations made by its Board of Directors. At the beginning of Fiscal 2006, 3.5 million shares remained authorized for repurchase under the November 15, 2005 4.5 million share repurchase authorization.  No repurchases were made under this authorization during the three months ended April 29, 2006. The repurchase of the remaining shares will occur at the discretion of the Company. The Company did not repurchase any shares as part of its stock repurchase program during the three months ended April 30, 2005.

During the three months ended April 29, 2006 and April 30, 2005, the Company purchased 281,000 shares and 349,000 shares, respectively, from certain employees at market prices totaling $7.2 million and $10.2 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.

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

	Three Months Ended
(In thousands)	April 29, 2006	April 30, 2005
Income from continuing operations	$64,156	$55,184
Weighted average common shares outstanding:
Basic shares	148,481	151,582
Dilutive effect of stock options and non-vested restricted stock	3,777	4,527
Diluted shares	152,258	156,109

Equity awards to purchase 2,125,000 and 40,000 shares of common stock during the three months ended April 29, 2006 and April 30, 2005, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.  Additionally, for the three months ended April 29, 2006 and April 30, 2005, 717,000 and 731,000 shares of performance based restricted stock, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company's performance compared to pre-established annual EPS performance goals.

Cash Flow Information

We have revised the Consolidated Statement of Cash Flows for the three months ended April 30, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to the Company's discontinued operations. We had previously reported these amounts on a combined basis.

Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), the Company has identified three operating segments (U.S. retail stores, Canadian retail stores and the Company's e-commerce operation, ae.com) that reflect the basis used internally to review performance and allocate resources. The three operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131, based on their similar economic characteristics, products, production processes, target customers and distribution methods. Prior to its disposition, Bluenotes was presented as a separate reportable segment. (See Note 7 of the Consolidated Financial Statements.)

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the April 29, 2006 presentation.

3. Share-Based Payments

At April 29, 2006, the Company had three share-based compensation plans, which are described below.  Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statements of Operations prior to January 29, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method.  Under this transition method, share-based compensation cost recognized in the three months ended April 29, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of the Company's common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in the Consolidated Statements of Operations for the three months ended April 29, 2006 and April 30, 2005 was $8.4 million ($5.2 million, net of tax) and $4.3 million ($2.6 million, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

Historically, for pro forma reporting purposes, the Company had followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions. Under this approach, the Company recognized compensation expense over the vesting period of the award. If an employee retired before the end of the vesting period, any remaining unrecognized compensation cost was recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant.  Had the Company applied the non-substantive vesting period approach for retirement eligible employees, there would not have been an impact to our reported pro forma income per common share for the three months ended April 30, 2005.  In accordance with SFAS No. 123(R), beginning in Fiscal 2006, the Company applies the non-substantive vesting period approach to new stock award grants that have retirement eligibility provisions.

As a result of adopting SFAS No. 123(R) on January 29, 2006, the Company's income before income taxes and net income for the three months ended April 29, 2006 are $2.7 million and $1.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Net income per basic and diluted common share for the three months ended April 29, 2006 would have been $0.44 and $0.43, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported net income per basic and diluted common share of $0.43 and $0.42, respectively. The $0.01 reduction in net income per diluted common share resulting from the adoption of SFAS No. 123(R) is attributed to $0.02 of employee stock option expense, partially offset by lower restricted stock expense calculated in accordance with SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the three months ended April 29, 2006, the $3.2 million excess tax benefit from the exercise of stock options classified as a financing cash flow would have been classified as an operating cash flow if the company had not adopted SFAS No. 123(R).

The following table illustrates the effect on net income and income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock options granted in all periods presented.  For purposes of this pro forma disclosure, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model and amortized to expense over the options' vesting period.

Three Months Ended
(In thousands, except per share amounts)	April 30, 2005
Net income, as reported	$55,273
Add: stock-based compensation expense included in reported net income, net of tax	144
Less: total stock-based compensation expense determined under fair value method, net of tax	(2,382)
Pro forma net income	$53,035

Basic income per common share:
As reported	$0.36
Pro forma	$0.35

Diluted income per common share:
As reported	$0.35
Pro forma	$0.34

Share-based compensation plans

1994 Stock Option Plan

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provided for the grant of 8,100,000 incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 16,200,000 shares. Additionally, the amendment provided that the maximum number of options that may be granted to any individual may not exceed 5,400,000 shares. The options granted under the 1994 Plan are approved by the Compensation Committee of the Board of Directors, primarily vest over five years, and expire ten years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the "1999 Plan") was approved by the shareholders on June 8, 1999. The 1999 Plan authorized 12,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 22,000,000. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 6,000,000 shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock split) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock options grants in June 2005. At April 29, 2006, 22,106,155 non-qualified stock options and 4,472,246 shares of restricted stock were granted under the 1999 Plan to employees and certain non-employees (without considering cancellations to date of awards for 5,044,000 shares). Approximately 33% of the options granted vested over eight years after the date of grant but were accelerated to vest over three years as the Company met annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years with the remaining grants vesting over one year. All options expire after ten years. Restricted stock is earned if the Company meets established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Stock Award and Incentive Plan (the "2005 Plan") was approved by the shareholders on June 15, 2005. The 2005 Plan authorized 12,250,000 shares for issuance, of which 4,250,000 shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 8,000,000 shares are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 4,000,000 shares per year plus the amount of the unused annual limit of the previous year. The 2005 Plan allows the Compensation Committee to determine which employees receive awards and the terms and conditions of these awards. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year. At April 29, 2006, 1,778,300 non-qualified stock options, 905,571 shares of restricted stock and 27,916 shares of common stock had been granted under the 2005 Plan to employees and directors. Approximately 98% of the options granted under the 2005 Plan vest over three years and 2% vest over five years. Options were granted for ten and seven year terms. Approximately 93% of the restricted stock awards are performance based and are earned if the Company meets established performance goals. The remaining 7% of the restricted stock awards are time-based and vest over three years.

Stock Option Grants

A summary of the Company's stock option activity for the three months ended April 29, 2006 under all plans follows:

	Three Months Ended
	April 29, 2006 (1)
	Options	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding - January 29, 2006	9,004,910	$12.22
Granted (Exercise price equal to fair value)	1,676,300	$25.73
Exercised (2)	(596,009)	$9.34
Cancelled	(2,146)	$12.09
Outstanding - April 29, 2006	10,083,055	$14.63	5.9	$179,206
Exercisable - April 29, 2006	6,616,936	$10.78	5.1	$143,049
(1) As of April 29, 2006, the Company had 6,420,049 shares available for stock option grants.
(2) Options exercised during the three months ended April 29, 2006 ranged in price from $1.28 to $25.55.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
Black-Scholes Option Valuation Assumptions	April 29, 2006	April 30, 2005
Risk-free interest rates (1)	4.9%	3.7%
Dividend yield	1.0%	0.7%
Volatility factors of the expected market price of the Company's common stock (2)	41.3%	31.1%
Weighted-average expected term (3)	4.5 years	6.0 years
Expected forfeiture rate (4)	8%	13.7%
(1) Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)  For the three months ended April 29, 2006, expected stock price volatility is based on a combination of historical volatility of the Company's common stock and implied volatility. Prior to the adoption of SFAS No. 123(R), expected stock price volatility was estimated using only historical volatility.

(3)  Represents the period of time options are expected to be outstanding. The weighted average expected option term for the three months ended April 29, 2006 was determined using the "simplified method" as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB No. 107"). The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options. The weighted average expected option term for the three months ended April 30, 2005 is based upon historical experience.

(4) Based upon historical experience.

Cash received from the exercise of stock options was $5.4 million and $29.6 million for the three months ended April 29, 2006 and April 30, 2005, respectively.  The actual tax benefit realized from stock option exercises totaled $4.3 million and $25.3 million for the three months ended April 29, 2006 and April 30, 2005, respectively.

As of April 29, 2006, there was $22.4 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Grants

Under the 2005 Plan, the fair value of restricted stock awards is based on the closing market price of the Company's common stock on the date of grant.  A summary of the activity of the Company's restricted stock is presented in the following tables.

	Three Months Ended
	April 29, 2006
Time-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	60,000	$14.44
Granted	55,000	$29.46
Vested	-	-
Cancelled	-	-
Nonvested - April 29, 2006	115,000	$21.63

(1)  Nonvested time-based restricted stock at January 29, 2006 is related to an award that was issued under the 1999 Plan.  Under this plan, time-based awards were valued using the average of the high and low market price of the Company's common stock on the date of grant.

	Three Months Ended
	April 29, 2006
Performance-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	700,024	$26.04
Granted	717,071	$26.71
Vested	(700,024)	$26.04
Cancelled	-	-
Nonvested - April 29, 2006	717,071	$26.71

(1)  Nonvested performance-based restricted stock at January 29, 2006 includes awards issued under the 1999 Plan and the 2005 Plan.  In accordance with APB No. 25, these awards were valued using the closing price of the Company's common stock at the end of the performance period.

As of April 29, 2006, there was $18.3 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.0 year.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	April 29, 2006	January 28, 2006	April 30, 2005
Property and equipment, at cost	$689,874	$667,023	$608,099
Less: Accumulated depreciation and amortization	(333,260)	(321,505)	(271,741)
Net property and equipment	$356,614	$345,518	$336,358

5. Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended
(In thousands)	April 29, 2006	April 30, 2005
Net income	$64,156	$55,273
Other comprehensive income:
Unrealized loss on investments, net of tax	(288)	(171)
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	(177)	-
Foreign currency translation adjustment	3,243	(1,120)
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	878	-
Other comprehensive income (loss)	3,656	(1,291)
Total comprehensive income	$67,812	$53,982

6. Income Taxes

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the necessary information to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company plans to repatriate certain earnings generated prior to the tax year ending July 29, 2006 as extraordinary dividends from its Canadian subsidiaries, as defined in the Act. These earnings were previously considered permanently reinvested. Currently, un-remitted Canadian earnings subject to repatriation approximate $81 million. Accordingly, the Company has recorded a tax liability of $4.3 million as of April 28, 2006. As additional Canadian earnings are generated before the end of the tax year ending July 29, 2006, additional tax liabilities will be recorded.

The decision to take advantage of the special one-time deduction under the Act is a discrete event, and it has not changed the Company's intention to indefinitely reinvest accumulated earnings from its Canadian Operations to the extent not repatriated under the Act.  Accordingly, no provision will be made for income taxes that would be payable upon the distributions of such earnings.

For the three months ended April 29, 2006 and April 30, 2005, the effective tax rate used for the provision of income tax approximated 40% and 39%, respectively. The increase in the effective tax rate during the three months ended April 29, 2006 is due primarily to an increase in tax reserves as well as the recognition of additional tax liability related to the planned repatriation of unremitted Canadian earnings under the American Jobs Creation Act.  This activity was partially offset by an increase in tax exempt interest income as well as the release of the remaining $0.5 million valuation allowance previously recorded against a capital loss deferred tax asset.

7. Assets Held−for−Sale and Discontinued Operations

On January 27, 2006, the Company entered into an asset purchase agreement (the "Agreement") with 6510965 Canada Inc. (the "NLS Purchaser"), a privately held Canadian company, for the sale of certain assets of National Logistics Services ("NLS"). During February 2006, the Company completed this transaction with an effective date of February 28, 2006. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the accompanying Consolidated Balance Sheets as of January 28, 2006 and April 30, 2005 reflect the assets subject to the Agreement as held-for-sale. An impairment loss of $0.6 million was recorded in selling, general and administrative expenses on the Company's Consolidated Statement of Operations during Fiscal 2005 to record these assets at their fair value less costs to sell.  This loss was partially offset by a $0.1 million adjustment to the fair value of the assets upon final disposition, which was recorded in selling, general and administrative expenses during the three months ended April 29, 2006.

During December 2004, the Company completed its disposition of Bluenotes to 6295215 Canada Inc. (the "Bluenotes Purchaser"). The transaction had an effective date of December 5, 2004. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes' results of operations as discontinued operations for all periods presented. Amounts in the Company's Consolidated Balance Sheets, including total assets of $2.0 million at April 30, 2005, have not been reclassified to reflect Bluenotes as discontinued operations. As of January 28, 2006, there were no remaining assets related to Bluenotes.

The Company received approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. The transaction resulted in an after−tax loss of $4.8 million, or $0.03 per diluted share, during Fiscal 2004 and was partially offset by net income from the disposition of $0.4 million during Fiscal 2005. Additionally, during Fiscal 2005, the Company recorded a $6.0 million income tax benefit related to the completion of the Bluenotes' disposition. At this time, the realization of the aforementioned income tax benefit is uncertain. As a result, the Company has recorded a valuation reserve for the full amount.

8. Contingencies

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, the Company provided guarantees related to two store leases that were assigned to the Bluenotes Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.4 million as of April 29, 2006. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes' Asset Purchase Agreement.

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

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the Consolidated Financial Statements for the three month periods ended April 29, 2006 and April 30, 2005, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of April 29, 2006 and April 30, 2005, and the related consolidated statements of operations and retained earnings and consolidated statements of cash flows for the three-month periods ended April 29, 2006 and April 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 28, 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated March 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
May 30, 2006

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

Results of Operations

Overview

 We achieved our ninth consecutive quarter of record sales and earnings compared to the corresponding prior periods during the three months ended April 29, 2006 (the "first quarter"). Our strong product assortments were well received, leading to an increase in comparable store sales. Additionally, positive store traffic contributed to increases across all sales metrics. During the quarter, we achieved our second highest historical first quarter gross margin and operating margin rates. Our operating margin rate declined from the prior year due primarily to an increase in selling, general and administrative costs as a rate to net sales. An increase in other income, net contributed to improved profitability during the first quarter.

Net sales for the first quarter increased 14% to $522.4 million from $456.5 million and our comparable store sales increased 9%. Our gross profit increased by $31.7 million compared to the prior year but declined slightly as a percent to net sales to 48.6%. Selling, general and administrative expenses as a rate to net sales increased by 50 basis points to 26.0% due primarily to increased development costs for MARTIN + OSA and an increase in store supplies. We achieved an 18.9% operating margin for the first quarter. First quarter net income increased 16% to $64.2 million, or 12.2% as a percent to net sales, compared to net income of $55.3 million, or 12.1% as a percent to net sales, for the corresponding period last year.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	51.4	51.3
Gross profit	48.6	48.7
Selling, general and administrative expenses	26.0	25.5
Depreciation and amortization expense	3.7	4.0
Operating income	18.9	19.2
Other income, net	1.4	0.6
Income before income taxes	20.3	19.8
Provision for income taxes	8.1	7.7
Income from continuing operations, net of tax	12.2	12.1
Income from discontinued operations, net of tax	-	-
Net income	12.2%	12.1%

Store data for the three months ended April 29, 2006 and April 30, 2005

	Three Months Ended
	April 29, 2006	April 30, 2005
Number of stores:
Beginning of period	869	846
Opened	11	6
Closed	(4)	(7)
End of period*	876	845

Total gross square feet at end of period	4,847,077	4,549,729

*	Ending store count as of April 29, 2006 includes one store that was temporarily closed due to Hurricane Katrina. This store reopened during the first quarter of Fiscal 2006.

As a result of the Bluenotes' disposition during Fiscal 2004, our operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes our 876 U.S. and Canadian retail stores and our e-commerce operation, ae.com.

Adoption of New Accounting Standard

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value of the equity or liability instruments issued.  On January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method. Prior to this adoption, we accounted for share-based payments to employees under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").  No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations for the three months ended April 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS No. 123(R) on January 29, 2006, our income before income taxes and net income for the three months ended April 29, 2006 are $2.7 million and $1.6 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Net income per basic and diluted common share for the three months ended April 29, 2006 would have been $0.44 and $0.43, respectively, if we had not adopted SFAS No. 123(R), compared to reported net income per basic and diluted common share of $0.43 and $0.42, respectively. The $0.01 reduction in net income per diluted common share resulting from the adoption of SFAS No. 123(R) is attributed to $0.02 of employee stock option expense, partially offset by lower restricted stock expense calculated in accordance with SFAS No. 123(R).

As of April 29, 2006, we had $22.4 million and $18.3 million of unrecognized compensation expense related to nonvested stock option awards and nonvested restricted stock awards, respectively.  This unrecognized compensation expense is expected to be recognized over the weighted average periods of 2.5 years for stock options awards and 1.0 year for restricted stock awards.

For additional information on our adoption of SFAS No. 123(R), see Note 3 of the Consolidated Financial Statements.

Comparison of the three months ended April 29, 2006 to the three months ended April 30, 2005

Net Sales

Net sales increased 14% to $522.4 million from $456.5 million. The sales increase was due to a 9% comparable store sales increase as well as a 6.5% increase in gross square footage. The gross square footage increase consisted primarily of the addition of 31 new stores, net of 10 closings. The comparable store sales increase was driven by strong customer acceptance of our spring assortments as well as positive store traffic. As a result, we experienced increases in the number of units sold per average store and the number of transactions per average store, both of which increased in the mid single-digits. Additionally, we achieved a higher average unit retail price, resulting from a change in product mix, partially offset by higher markdowns. Comparable store sales percentages increased in the low double-digits in the men's business and in the high single-digits in the women's business over last year.

Gross Profit

Gross profit as a percent to net sales declined by 10 basis points to 48.6% from 48.7%. The percentage decrease was primarily attributed to a lower merchandise margin, partially offset by a reduction of buying, occupancy and warehousing costs as a percent to net sales. Merchandise margin was lower for the period due primarily to increased markdowns, which were partially offset by an improved markon. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales, partially offset by an increase in distribution expenses for our e-commerce business.  Share-based payment expense included in gross profit increased to approximately $1.8 million compared to $1.2 million last year due to our adoption of SFAS No. 123(R) during the first quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a rate to net sales increased to 26.0% from 25.5% due primarily to increased development costs for MARTIN + OSA and an increase in store supplies as a percent to net sales. These increases were partially offset by improvements in incentive compensation and store payroll as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $6.6 million compared to $3.0 million last year due primarily to our adoption of SFAS No. 123(R).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.7% from 4.0% due primarily to the comparable store sales increase.

Other Income, Net

Other income, net increased to $7.5 million from $3.0 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment returns. Additionally, we realized a $1.4 million gain related to an investment that is classified as a trading security. These increases were partially offset by the realization of a $0.9 million foreign currency translation loss related to the final settlement of NLS, which had previously been recorded in accumulated other comprehensive income.

Provision for Income Taxes

The effective tax rate increased to approximately 40% from 39% last year, reflecting an increase in our tax reserves as well as the recognition of additional tax liability related to the anticipated repatriation of unremitted Canadian earnings prior to the tax year ending July 29, 2006. These increases were partially offset by an increase in tax exempt interest income as well as the release of the remaining $0.5 million valuation allowance previously recorded against a capital loss deferred tax asset.

Net Income

Net income increased 16% to $64.2 million, or 12.2% as a percent to net sales, from $55.3 million, or 12.1% as a percent to net sales last year. Net income per diluted common share increased to $0.42 from $0.35 in the prior year. The increase in net income was attributable to the factors noted above.

Income Taxes

Income tax accruals of $26.5 million and $15.3 million were recorded at April 29, 2006 and April 30, 2005, respectively. As of April 29, 2006, we had recorded tax reserves of approximately $16.9 million. The effective tax rate used for the provision of income tax approximated 40%.

As of April 29, 2006, we had a deferred tax asset of $1.1 million relating to certain state tax credits that can be used to offset state income tax. The credits will expire over a period from July 2011 to July 2014. No valuation allowance has been provided against this deferred tax asset. Our Management believes that it is more likely than not that the benefit of this asset will be realized prior to the expiration dates of the tax credits.

For the three months ended April 29, 2006, the remaining $0.5 million of a $1.4 million valuation allowance that had been previously recorded against a capital loss deferred tax asset was released as our Management expects that we will be able to generate sufficient capital gains. The capital loss carryforward will expire in July 2006.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long−term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. In the future, we expect that our uses of cash will also include the purchase and construction of our new corporate headquarters; the construction of a new data center to support our information technology needs; development of MARTIN + OSA; development of aerie by American Eagle, our new intimates sub−brand; and new brand concept development.

The following sets forth certain measures of our liquidity:

	April 29, 2006	January 28, 2006	April 30, 2005
Working capital (in thousands)	$770,247	$722,928	$636,345
Current ratio	3.61	3.03	3.72

Net cash provided by operating activities from continuing operations totaled $54.3 million for the three months ended April 29, 2006. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and the payment of operational costs.

Investing activities for the three months ended April 29, 2006 included $31.7 million for capital expenditures, partially offset by $12.3 million of proceeds from the sale of NLS assets and $10.6 million from the net sale of investments. Capital expenditures consisted primarily of $15.0 million related to investments in our stores, including 11 new and 14 remodeled stores in the United States. The remaining capital expenditures were primarily related to the construction of an addition to our Ottawa, Kansas distribution center and information technology upgrades at our home office, including the construction of a new data center.

We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to five years and an expected rate of return of approximately a 5.2% taxable equivalent yield.  We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market.

Cash used for financing activities resulted primarily from $7.2 million used for the repurchase of common stock and $11.2 million used for the payment of dividends, partially offset by $5.4 million in proceeds from stock option exercises during the period and a $3.2 million excess tax benefit from the exercise of stock options.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the three months ended April 29, 2006, the $3.2 million excess tax benefit from the exercise of stock options is classified as a financing cash flow.

We have a $90.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit (the "line") which can be used for letters of credit and/or direct borrowing, totaling $130.0 million (the "facility"). The interest rate is at the lender's prime lending rate (7.75% at April 29, 2006) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At April 29, 2006, letters of credit in the amount of $120.2 million were outstanding on this facility, leaving a remaining available balance on the line of $9.8 million. We also have an uncommitted letter of credit facility for $75.0 million with a separate financial institution. At April 29, 2006, letters of credit in the amount of $74.5 million were outstanding on this facility, leaving a remaining available balance of $0.5 million.

During the first quarter of Fiscal 2006, our Board of Directors (our "Board") declared a quarterly dividend of $0.075 per share, which was paid on April 7, 2006. The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

During Fiscal 2005, we repurchased 7.0 million shares of our common stock under various repurchase authorizations made by our Board. At the beginning of Fiscal 2006, 3.5 million shares remained authorized for repurchase under the November 15, 2005 4.5 million share repurchase authorization.  No repurchases were made under this authorization during the three months ended April 29, 2006. The repurchase of the remaining shares will occur at our discretion. We did not repurchase any shares as part of our stock repurchase program during the three months ended April 30, 2005.

During the three months ended April 29, 2006 and April 30, 2005, we purchased 281,000 shares and 349,000 shares, respectively, from certain employees at market prices totaling $7.2 million and $10.2 million, respectively, for the payment of taxes in connection with the vesting of restricted stock as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan. The aforementioned share repurchases have been recorded as treasury stock.

Cash flows of discontinued operations, including operating, investing and financing activities, are presented separately from cash flows from continuing operations in the Consolidated Statements of Cash Flows. The absence of the cash flows from discontinued operations is not expected to materially affect our future liquidity or capital resources.

We expect capital expenditures for Fiscal 2006 to be approximately $215 million, which will relate primarily to approximately 45 to 50 new stores in the United States and Canada and the remodeling of approximately 65 to 70 stores in the United States and Canada. Remaining capital expenditures will relate to the continuing construction at our Ottawa, Kansas distribution center, the purchase and initiation of the construction of our new corporate headquarters in Pittsburgh, Pennsylvania and the construction of our new data center.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 28, 2006 contained in our Fiscal 2005 Annual Report on Form 10-K. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

As a result of the adoption of SFAS No. 123(R) at the beginning of Fiscal 2006, we have added "Share-Based Payments" as a critical accounting policy.

Share-Based Payments

We account for share-based payments in accordance with the provisions of SFAS No. 123(R). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.

We calculate a weighted-average expected term using the "simplified method" as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB No. 107"). The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options.  Expected stock price volatility is based on a combination of historical volatility of our common stock and implied volatility. We chose to use a combination of historical and implied volatility as we believe that this combination is more representative of future stock price trends than historical volatility alone. Estimated forfeitures are calculated based on historical experience. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from January 28, 2006. Our market risk profile as of January 28, 2006 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2005 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the "Management"), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q as of April 29, 2006, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS.

This report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

  the planned opening of approximately 45 to 50 American Eagle stores in the United States and Canada during Fiscal 2006;

  the selection of approximately 65 to 70 American Eagle stores in the United States and Canada for remodeling during Fiscal 2006;

  the completion of improvements and expansion at our distribution centers;

  the possibility of growth through acquisitions and/or internally developing additional new brands;

  the expected payment of a dividend in future periods;

  the launch of our new brand concept, MARTIN + OSA, during Fiscal 2006, including the planned opening of approximately four to six stores in the United States;

  the launch of our new intimates sub−brand, aerie by American Eagle, during Fiscal 2006; and

  the completion of the purchase and initiation of the construction of our new corporate headquarters and data center.

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

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2006, we plan to open approximately 45 to 50 new American Eagle stores in the U.S. and Canada. Additionally, we plan to remodel or expand approximately 65 to 70 existing stores during Fiscal 2006. Accomplishing our new and existing store expansion goals will depend upon a number of  factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to grow through the internal development of new brands

We have announced plans to launch a new brand concept, MARTIN + OSA, and a new intimates sub−brand, aerie by American Eagle, during Fiscal 2006. Our ability to succeed in these new brands requires significant capital expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

Our international merchandise sourcing strategy

Substantially all of our merchandise is purchased from foreign suppliers. Although we purchase a significant portion of our merchandise through a single foreign buying agent, we do not maintain any exclusive commitments to purchase from any vendor. Since we rely on a small number of foreign sources for a significant portion of our purchases, any event causing the disruption of imports, including the insolvency of a significant supplier or a significant labor dispute, could have an adverse effect on our operations. Other events which could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti−dumping provisions, increased Custom's enforcement actions, or political or economic disruptions.

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

Since the time of the attack on the World Trade Centers in 2001, we believe that there has been an increased risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, a significant increase in the number of factory audits performed; the revision of our factory audit protocol to include all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, U.S. Customs has recognized us as a validated, tier three member of the Customs - Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with Customs to strengthen overall supply chain security. There can be no assurance that terrorist activity can be prevented and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2005, the third and fourth fiscal quarters accounted for approximately 58% of our sales and approximately 61% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

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

Our reliance on third−party distribution services for our Canadian stores

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

The impact of any of the previously discussed factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward−looking statements we may make from time−to−time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended April 29, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Month #1 (January 29, 2006 through February 26, 2006)	-	$-	-	3,500,000
Month #2 (February 27, 2006 through April 1, 2006)	280,656	$25.68	-	3,500,000
Month #3 (April 2, 2006 through April 29, 2006)	-	$-	-	3,500,000

Total	280,656	$25.68	-	3,500,000

(1)	All shares repurchased during the three months ended April 29, 2006 were repurchased from certain employees for the payment of taxes in connection with the vesting of restricted stock.
(2)	On November 15, 2005, our Board authorized the repurchase of 4,500,000 shares of our common stock. During Fiscal 2005, 1,000,000 shares were repurchased under this authorization.

ITEM 6. EXHIBITS.

* * * **

Exhibit 15          Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1       Certification by James V. O'Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2       Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1       Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Exhibit 32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 31, 2006

American Eagle Outfitters, Inc.
(Registrant)

 /s/ Joan Holstein Hilson

Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand

(Principal Financial Officer)

 /s/ Dale E. Clifton

Dale E. Clifton
Senior Vice President and Chief Accounting Officer

(Principal Accounting Officer)