Form 10-Q
period 2006-07-29
AMERICAN EAGLE OUTFITTERS INC
filed 2006-08-30
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 148,291,448 Common Shares were outstanding at August 25, 2006.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) Assets	July 29, 2006 (Unaudited)	January 28, 2006	July 30, 2005 (Unaudited)
Current assets:
Cash and cash equivalents	$331,358	$130,529	$140,138
Short-term investments	482,732	620,989	485,036
Merchandise inventory	267,392	210,739	271,661
Accounts and note receivable	13,290	29,146	22,151
Prepaid expenses and other	33,953	30,110	27,256
Deferred income taxes	36,970	43,085	33,194
Assets held-for-sale	-	12,183	13,019
Total current assets	1,165,695	1,076,781	992,455
Property and equipment, net of accumulated depreciation and amortization	404,390	345,518	338,512
Goodwill	9,950	9,950	9,950
Long-term investments	117,291	145,774	125,568
Other assets, net	39,240	27,626	40,389
Total assets	$1,736,566	$1,605,649	$1,506,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$175,934	$139,197	$145,939
Accrued compensation and payroll taxes	26,542	48,050	26,729
Accrued rent	49,954	52,506	47,268
Accrued income and other taxes	35,397	43,273	17,655
Unredeemed stored value cards and gift certificates	25,371	43,045	19,111
Current portion of deferred lease credits	10,402	10,406	10,377
Other liabilities and accrued expenses	15,026	15,010	12,673
Total current liabilities	338,626	351,487	279,752
Non-current liabilities:
Deferred lease credits	60,036	60,087	58,337
Other non-current liabilities	44,516	38,523	32,533
Total non-current liabilities	104,552	98,610	90,870
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.01 par value; 250,000 shares authorized; 164,183, 162,381 and 161,992
shares issued; 149,395, 147,931 and 155,302 shares outstanding, respectively	1,698	1,608	1,603
Contributed capital	403,754	370,615	372,072
Accumulated other comprehensive income	25,054	22,028	13,598
Retained earnings	1,087,012	978,855	820,769
Deferred compensation	-	(1,041)	(16,286)
Treasury stock, 13,985, 13,689 and 6,689 shares, respectively	(224,130)	(216,513)	(55,504)
Total stockholders' equity	1,293,388	1,155,552	1,136,252
Total liabilities and stockholders' equity	$1,736,566	$1,605,649	$1,506,874
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$602,326	$515,868	$1,124,754	$972,345
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)
	327,792	287,888	596,404	522,205
Gross profit	274,534	227,980	528,350	450,140
Selling, general and administrative expenses	143,577	123,774	279,893	240,863
Depreciation and amortization expense	21,705	18,581	40,938	36,683
Operating income	109,252	85,625	207,519	172,594
Other income, net	8,969	4,861	17,064	8,389
Income before income taxes	118,221	90,486	224,583	180,983
Provision for income taxes	46,122	32,452	88,328	67,765
Income from continuing operations, net of tax	72,099	58,034	136,255	113,218
(Loss) income from discontinued operations, net of tax of $(3) and $45 for the three and six months ended July 30, 2005, respectively
	-	(15)	-	74
Net income	$72,099	$58,019	$136,255	$113,292

Basic income per common share:
Income from continuing operations	$0.48	$0.38	$0.92	$0.74
Income from discontinued operations	-	-	-	-
Net income per basic common share	$0.48	$0.38	$0.92	$0.74

Diluted income per common share:
Income from continuing operations	$0.47	$0.37	$0.89	$0.72
Income from discontinued operations	-	-	-	-
Net income per diluted common share	$0.47	$0.37	$0.89	$0.72

Cash dividends per common share	$0.11	$0.08	$0.19	$0.13

Weighted average common shares outstanding - basic	149,204	153,943	148,840	152,763
Weighted average common shares outstanding - diluted	152,807	157,806	152,407	156,961

Retained earnings, beginning	$1,031,796	$774,371	$978,855	$726,760
Net income	72,099	58,019	136,255	113,292
Cash dividends	(16,883)	(11,621)	(28,098)	(19,283)
Retained earnings, ending	$1,087,012	$820,769	$1,087,012	$820,769

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(In thousands)	July 29, 2006	July 30, 2005
Operating activities:		(Revised)
Net income	$136,255	$113,292
Income from discontinued operations	-	(74)
Income from continuing operations	136,255	113,218
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,938	36,683
Stock-based compensation	16,196	11,425
Deferred income taxes	(7,554)	4,284
Tax benefit from exercise of stock options	7,738	34,071
Excess tax benefit from exercise of stock options	(5,862)	-
Write-off and loss on impairment of assets	3,454	2,250
Proceeds from sale of trading securities	183,968	-
Changes in assets and liabilities:
Merchandise inventory	(56,444)	(101,076)
Accounts and note receivable	10,953	9,822
Prepaid expenses and other	(3,656)	(1,394)
Accounts payable	36,557	36,998
Unredeemed stored value cards and gift certificates	(17,713)	(13,620)
Deferred lease credits	758	1,222
Accrued liabilities	(18,023)	(18,488)
Total adjustments	191,310	2,177
Net cash provided by operating activities from continuing operations	327,565	115,395
Investing activities:
Capital expenditures	(103,149)	(38,613)
Proceeds from the sale of assets	12,345	-
Purchase of investments	(211,476)	(466,880)
Sale of investments	194,450	316,578
Other investing activities	-	(91)
Net cash used for investing activities from continuing operations	(107,830)	(189,006)
Financing activities:
Payments on capital leases	(470)	(362)
Repurchase of common stock from employees	(7,617)	(10,487)
Cash dividends paid	(28,098)	(19,283)
Excess tax benefit from exercise of stock options	5,862	-
Net proceeds from stock options exercised	10,263	43,899
Net cash (used for) provided by financing activities from continuing operations	(20,060)	13,767
Effect of exchange rates on cash	1,154	77
Cash flows of discontinued operations (Revised - See Note 2)
Net cash used for operating activities	-	(13,891)
Effect of exchange rates on cash	-	75
Net cash used for discontinued operations	-	(13,816)
Net increase (decrease) in cash and cash equivalents	200,829	(73,583)
Cash and cash equivalents - beginning of period	130,529	213,721
Cash and cash equivalents - end of period	$331,358	$140,138

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$99,615	$48,593

Supplemental disclosure of non-cash transactions:
Transfer of investment securities from available-for-sale to trading classification	$180,787	$ -

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at July 29, 2006 and July 30, 2005 and for the three and six month periods ended July 29, 2006 (the "current period") and July 30, 2005 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2005 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2007" refers to the fifty-two week period ending February 2, 2008 and "Fiscal 2006" refers to the fifty-three week period ending February 3, 2007. "Fiscal 2005" and "Fiscal 2004" refer to the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively.

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

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 5 of the Consolidated Financial Statements).

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 ("FIN No. 48"). FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN No. 48, a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN No. 48 beginning in the first quarter of Fiscal 2007. Upon adoption, the cumulative effect of applying the provisions of FIN No. 48 will be accounted for as an adjustment to the beginning balance of retained earnings for the first quarter of Fiscal 2007. The Company is currently assessing the impact of FIN No. 48 on its Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF No. 06-3").  EITF No. 06-3 indicates that a company may adopt a policy of presenting taxes within the scope of EITF No. 06-3 either gross within revenue or net. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of the taxes that are recognized on a gross basis.  EITF No. 06-3 is effective for the first interim period beginning after December 15, 2006 and the Company will adopt EITF No. 06-3 beginning in the first quarter of Fiscal 2007. The Company presents sales taxes collected from customers on a net basis. Therefore, EITF No. 06-3 will not have an impact on the Company's Consolidated Financial Statements.

Revenue Recognition

During the three months ended April 29, 2006, the Company reviewed its accounting policies related to revenue recognition.  As a result of this review, the Company determined that shipping and handling amounts billed to customers, which were historically recorded as a reduction to cost of sales, should be recorded as revenue. Accordingly, beginning in Fiscal 2006 these amounts are recorded within net sales. As a result of this change, the Company recorded $3.7 million and $7.1 million in net sales for the three and six months ended July 29, 2006, respectively, and reclassified $2.5 and $5.0 million for the three and six months ended July 30, 2005, respectively, from cost of sales to net sales.

Revenue is recorded for store sales upon the purchase of merchandise by customers.  The Company's e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the impact of adjustments to its sales return reserve quarterly within net sales and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages.

Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased. Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of July 29, 2006, short-term investments generally included investments with an original maturity of three to twelve months (averaging approximately three months), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale. Additionally, short-term investments include variable rate demand notes ("VRDNs") and auction rate securities classified as available-for-sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. Prior to January 28, 2006, the Company had included VRDNs as a component of cash and cash equivalents on its Consolidated Balance Sheets. For comparative purposes, VRDNs at July 30, 2005 have been reclassified from cash and cash equivalents to short-term investments. Additionally, the purchase and sale of VRDNs has been reclassified from cash and cash equivalents to investing activities on the Company's Consolidated Statements of Cash Flows.

As of July 29, 2006, long-term investments included investments with an original maturity of greater than twelve months, but not exceeding five years (averaging approximately twenty months) and consisted primarily of agency bonds and debt securities issued by states and local municipalities classified as available-for-sale.

Unrealized gains and losses on the Company's available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Proceeds from the sale of available-for-sale securities were $194.5 million and $316.6 million for the six months ended July 29, 2006 and July 30, 2005, respectively. For the three and six months ended July 29, 2006, $0.5 million of realized losses related to available-for-sale securities were included in other income, net and no gains or losses were realized for the three or six months ended July 30, 2005.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

(In thousands)	July 29, 2006	January 28, 2006	July 30, 2005
Cash and cash equivalents:
Cash and money market investments	$95,550	$69,641	$85,698
Tax exempt investments	2,700	-	-
Taxable investments	233,108	60,888	54,440
Total cash and cash equivalents	331,358	130,529	140,138
Short-term investments:
Tax exempt investments	423,953	517,199	396,827
Taxable investments	58,779	103,790	88,209
Total short-term investments	482,732	620,989	485,036
Long-term investments:
Tax exempt investments	112,291	145,774	125,568
Taxable investments	5,000	-	-
Total long-term investments	117,291	145,774	125,568
Total	$931,381	$897,292	$750,742

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. Prior to January 28, 2006, the Company recognized ownership of merchandise inventory for financial reporting purposes at the point when it arrived at one of the Company's deconsolidation centers. As of January 28, 2006, the Company records merchandise at the FOB port as a result of upgrades to its merchandise systems, which increased visibility earlier in the supply chain process. The Company assumes risk of loss and title transfers at the FOB port. The merchandise inventory and accounts payable balances on the Company's Consolidated Balance Sheet as of July 30, 2005 have been increased by $43.9 million to reflect this change. Additionally, the Company has adjusted its Consolidated Statement of Cash Flows for the six months ended July 30, 2005 to reflect this change. This adjustment did not result in a change in net cash flow for the prior period.

The Company reviews its inventory levels in order to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Additionally, the Company estimates a markdown reserve for future planned markdowns related to current inventory. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected. The Company also estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

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

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the estimated useful lives as follows:

Buildings	25 years
Leasehold improvements	Lesser of 5 to 10 years or the term of the lease
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. The Company did not recognize any impairment losses during the three months ended July 29, 2006 or July 30, 2005 and recognized $0.2 million and $0.3 million in impairment losses during the six months ended July 29, 2006 and July 30, 2005, respectively.

Goodwill

As of July 29, 2006, the Company had approximately $10.0 million of goodwill, which is primarily related to the acquisition of its importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company's retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a deferred lease credit liability at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord.

Customer Loyalty Program

During the three months ended October 29, 2005, the Company introduced its customer loyalty program, the AE All-Access Pass (the "Pass"). Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one month redemption period are forfeited. A current liability is recorded for the estimated cost of anticipated redemptions and the impact of adjustments to the liability is recorded in cost of sales.

Stock Repurchases

During Fiscal 2005, the Company repurchased 7.0 million shares of its common stock under various repurchase authorizations made by its Board of Directors. At the beginning of Fiscal 2006, 3.5 million shares remained authorized for repurchase under the November 15, 2005 authorization. The Company did not repurchase any shares as part of its stock repurchase program during the six months ended July 29, 2006 or July 30, 2005. The repurchase of the remaining shares will occur at the discretion of the Company. See Note 10 of the Consolidated Financial Statements for information on a subsequent event related to our stock repurchase program.

During the six months ended July 29, 2006 and July 30, 2005, the Company repurchased 295,000 shares and 361,000 shares, respectively, from certain employees at market prices totaling $7.6 million and $10.5 million, respectively, for the payment of taxes in connection with the vesting of share-based payments as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Earnings Per Share

The following table shows the amounts used in computing earnings per share from continuing operations.

	Three Months Ended		Six Months Ended
(In thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Income from continuing operations	$72,099	$58,034	$136,255	$113,218
Weighted average common shares outstanding:
Basic shares	149,204	153,943	148,840	152,763
Dilutive effect of stock options and non-vested restricted stock	3,603	3,863	3,567	4,198
Diluted shares	152,807	157,806	152,407	156,961

Equity awards to purchase 1,879,000 and 1,969,000 shares of common stock during the three and six months ended July 29, 2006, respectively, and 30,000 shares of common stock during both the three and six months ended July 30, 2005 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.  Additionally, for the three and six months ended July 29, 2006, 719,000 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company's performance compared to pre-established annual EPS performance goals. For the three and six months ended July 30, 2005, 723,000 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts due to this contingent issuance.

Cash Flow Information

We have revised the Consolidated Statement of Cash Flows for the six months ended July 30, 2005 to separately disclose the operating cash flows attributable to the Company's discontinued operations. We had previously disclosed cash flows from discontinued operations on a combined basis.

Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), the Company has identified three operating segments (U.S. retail stores, Canadian retail stores and the Company's e-commerce operation, ae.com) that reflect the basis used internally to review performance and allocate resources. The three operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131, based on their similar economic characteristics, products, production processes, target customers and distribution methods. Prior to its disposition, Bluenotes was presented as a separate reportable segment. (See Note 7 of the Consolidated Financial Statements.)

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the July 29, 2006 presentation.

3. Share-Based Payments

At July 29, 2006, the Company had three share-based compensation plans, which are described below.  Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statements of Operations prior to January 29, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the three and six months ended July 29, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of the Company's common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in the Consolidated Statements of Operations for the three and six months ended July 29, 2006 was $7.7 million ($4.8 million, net of tax) and $16.1 million ($10.0 million, net of tax), respectively, and $7.1 million ($4.4 million, net of tax) and $11.3 million ($7.0 million, net of tax) for the three and six months ended July 30, 2005, respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

Historically, for pro forma reporting purposes, the Company had followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions. Under this approach, the Company recognized compensation expense over the vesting period of the award. If an employee retired before the end of the vesting period, any remaining unrecognized compensation cost was recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant.  Had the Company applied the non-substantive vesting period approach for retirement eligible employees, there would not have been an impact to our reported pro forma income per common share for the three or six months ended July 30, 2005.  In accordance with SFAS No. 123(R), beginning in Fiscal 2006, the Company applies the non-substantive vesting period approach to new stock award grants that have retirement eligibility provisions.

As a result of adopting SFAS No. 123(R) on January 29, 2006, the Company's income before income taxes and net income were lower by $1.7 million and $1.1 million, respectively, for the three months ended July 29, 2006, and by $4.4 million and $2.7 million, respectively, for the six months ended July 29, 2006, than if the Company had continued to account for share-based compensation under APB No. 25. Net income per basic and diluted common share are each lower by $0.01 for the three months ended July 29, 2006, and by $0.02 each for the six months ended July 29, 2006, than if the Company had not adopted SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the six months ended July 29, 2006, the $5.9 million excess tax benefit from the exercise of stock options classified as a financing cash flow would have been classified as an operating cash flow if the company had not adopted SFAS No. 123(R).

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

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	July 30, 2005	July 30, 2005
Net income, as reported	$58,019	$113,292
Add: stock option compensation expense included in reported net income, net of tax	368	543
Less: total stock option compensation expense determined under fair value method, net of tax	(2,114)	(4,544)
Pro forma net income	$56,273	$109,291

Basic income per common share:
As reported	$0.38	$0.74
Pro forma	$0.37	$0.72

Diluted income per common share:
As reported	$0.37	$0.72
Pro forma	$0.36	$0.70

Share-based compensation plans

1994 Stock Option Plan

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provided for the grant of 8,100,000 incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 16,200,000 shares. Additionally, the amendment provided that the maximum number of options that may be granted to any individual may not exceed 5,400,000 shares. The options granted under the 1994 Plan were approved by the Compensation Committee of the Board of Directors, primarily vest over five years, and expire ten years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the "1999 Plan") was approved by the shareholders on June 8, 1999. The 1999 Plan authorized 12,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 22,000,000. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 6,000,000 shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock splits) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock options grants in June 2005. Through July 29, 2006, 22,106,155 non-qualified stock options and 4,472,246 shares of restricted stock were granted under the 1999 Plan to employees and certain non-employees (without considering cancellations to date of awards for 5,061,561 shares). Approximately 33% of the options granted were to vest over eight years after the date of grant but were accelerated as the Company met annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years and the remaining grants vest over one year. All options expire after ten years. Performance-based restricted stock was earned if the Company met established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Stock Award and Incentive Plan (the "2005 Plan") was approved by the shareholders on June 15, 2005. The 2005 Plan authorized 12,250,000 shares for issuance, of which 4,250,000 shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 8,000,000 shares are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 4,000,000 shares per year plus the amount of the unused annual limit of the previous year. The 2005 Plan allows the Compensation Committee to determine which employees receive awards and the terms and conditions of these awards. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year. Through July 29, 2006, 1,800,745 non-qualified stock options, 936,077 shares of restricted stock and 4,404 shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 19,000 shares). Approximately 98% of the options granted under the 2005 Plan vest over three years and 2% vest over five years. Options were granted for ten and seven year terms. Approximately 94% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 6% of the restricted stock awards are time-based and vest over three years.

Stock Option Grants

A summary of the Company's stock option activity for the six months ended July 29, 2006 under all plans follows:

	Six Months Ended
	July 29, 2006 (1)
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding - January 29, 2006	9,004,910	$12.22
Granted	1,698,745	$25.82
Exercised (2)	(1,023,856)	$10.01
Cancelled	(58,958)	$16.31
Outstanding - July 29, 2006	9,620,841	$14.78	6.0	$169,315
Exercisable - July 29, 2006	6,480,199	$11.60	5.7	$137,046
(1) As of July 29, 2006, the Company had 6,437,904 shares available for stock option grants.
(2) Options exercised during the six months ended July 29, 2006 ranged in price from $1.28 to $26.34.

The weighted-average grant date fair value of stock options granted during the three and six months ended July 29, 2006 was $32.01 and $25.82, respectively, and $27.07 and $26.74 for options granted during the three and six months ended July 30, 2005, respectively. The aggregate intrinsic value of options exercised during the three and six months ended July 29, 2006 was $10.0 million and $21.5 million, respectively, and $24.3 million and $110.9 million for options exercised during the three and six months ended July 30, 2005, respectively.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
Black-Scholes Option Valuation Assumptions	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Risk-free interest rates (1)	4.9%	3.7%	4.9%	3.7%
Dividend yield	1.0%	0.7%	1.0%	0.7%
Volatility factors of the expected market price of the Company's common stock (2)	41.3%	31.1%	41.3%	31.1%
Weighted-average expected term (3)	4.5 years	6.0 years	4.5 years	6.0 years
Expected forfeiture rate (4)	8%	13.7%	8%	13.7%
(1) Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)  For the three and six months ended July 29, 2006, expected stock price volatility is based on a combination of historical volatility of the Company's common stock and implied volatility. Prior to the adoption of SFAS No. 123(R), expected stock price volatility was estimated using only historical volatility.

(3)  Represents the period of time options are expected to be outstanding. The weighted average expected option term for the three and six months ended July 29, 2006 was determined using the "simplified method" as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB No. 107"). The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options. The weighted average expected option term for the three and six months ended July 30, 2005 is based upon historical experience.

(4) Based upon historical experience.

Cash received from the exercise of stock options was $4.8 million and $10.3 million for the three and six months ended July 29, 2006, respectively, and $14.3 million and $43.9 million for the three and six months ended July 30, 2005, respectively. The actual tax benefit realized from stock option exercises totaled $3.5 million and $7.7 million for the three and six months ended July 29, 2006, respectively, and $8.7 million and $34.1 million for the three and six months ended July 30, 2005, respectively.

As of July 29, 2006, there was $21.2 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Grants

Under the 2005 Plan, the fair value of restricted stock awards is based on the closing market price of the Company's common stock on the date of grant.  A summary of the activity of the Company's restricted stock is presented in the following tables.

	Six Months Ended
	July 29, 2006
Time-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	60,000	$14.44
Granted	55,000	$29.46
Vested	(30,000)	$14.44
Cancelled	-	-
Nonvested - July 29, 2006	85,000	$24.16

(1)  Nonvested time-based restricted stock at January 29, 2006 is related to an award that was issued under the 1999 Plan.  Under this plan, time-based awards were valued using the average of the high and low market price of the Company's common stock on the date of grant.

	Six Months Ended
	July 29, 2006
Performance-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	700,024	$26.04
Granted	719,660	$26.73
Vested	(700,024)	$26.04
Cancelled	(1,000)	$25.47
Nonvested - July 29, 2006	718,660	$26.74

(1)  Nonvested performance-based restricted stock at January 29, 2006 includes awards issued under the 1999 Plan and the 2005 Plan.  Under the 1999 Plan, awards were valued using the average of the high and low market price of the Company's common stock at the end of the performance period. Under the 2005 Plan, awards were valued using the closing price of the Company's common stock at the end of the performance period.

As of July 29, 2006, there was $13.2 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 10 months.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	July 29, 2006	January 28, 2006	July 30, 2005
Property and equipment, at cost	$752,028	$667,023	$625,172
Less: Accumulated depreciation and amortization	(347,638)	(321,505)	(286,660)
Net property and equipment	$404,390	$345,518	$338,512

5. Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net income	$72,099	$58,019	$136,255	$113,292
Other comprehensive (loss) income:
Unrealized gain (loss) on investments, net of tax	537	(133)	249	(304)
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	-	-	(177)	-
Foreign currency translation adjustment	(1,167)	1,274	2,076	154
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	-	-	878	-
Other comprehensive (loss) income	(630)	1,141	3,026	(150)
Total comprehensive income	$71,469	$59,160	$139,281	$113,142

6. Income Taxes

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and that meet certain requirements. During the three months ended July 29, 2006, the Company repatriated $83.4 million as extraordinary dividends from its Canadian subsidiaries. The Company recorded $0.1 million of income tax expense related to this repatriation during the three months ended July 29, 2006, in addition to the $4.3 million tax liability that had previously been recorded in anticipation of the repatriation.

The decision to take advantage of the special one-time deduction under the Act is a discrete event, and it has not changed the Company's intention to indefinitely reinvest accumulated earnings from its Canadian operations to the extent not repatriated under the Act.  Accordingly, no provision will be made for income taxes that would be payable upon the distributions of such earnings.

For the three and six months ended July 29, 2006, the effective tax rate used for the provision of income tax approximated 39%. For the three and six months ended July 30, 2005, the effective tax rate used for the provision of income tax approximated 36% and 37%, respectively. The increase in the effective tax rates during the current period is due primarily to state tax credits received during the prior period, which had the effect of lowering the effective tax rate during the three and six months ended July 30, 2005.

7. Assets Held-for-Sale and Discontinued Operations

On January 27, 2006, the Company entered into an asset purchase agreement (the "Agreement") with 6510965 Canada Inc. (the "NLS Purchaser"), a privately held Canadian company, for the sale of certain assets of National Logistics Services ("NLS"). During February 2006, the Company completed this transaction with an effective date of February 28, 2006. In accordance with SFAS No. 144, the accompanying Consolidated Balance Sheets as of January 28, 2006 and July 30, 2005 reflect the assets subject to the Agreement as held-for-sale. An impairment loss of $0.6 million was recorded in selling, general and administrative expenses on the Company's Consolidated Statement of Operations during Fiscal 2005 to record these assets at their fair value less costs to sell.  Additionally, a $0.3 million loss was recorded in cost of sales during the three months ended July 29, 2006 to record the obligation related to the remaining lease term at a former NLS distribution sub-center location. These losses were partially offset by a $0.1 million adjustment to the fair value of the assets upon final disposition, which was recorded in selling, general and administrative expenses during the six months ended July 29, 2006.

During December 2004, the Company completed its disposition of Bluenotes to 6295215 Canada Inc. (the "Bluenotes Purchaser"). The transaction had an effective date of December 5, 2004. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes' results of operations as discontinued operations for all periods presented. Amounts in the Company's Consolidated Balance Sheets, including total assets of $1.6 million at July 30, 2005, have not been reclassified to reflect Bluenotes as discontinued operations. As of January 28, 2006, there were no remaining assets related to Bluenotes.

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

8. Contingencies

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, the Company provided guarantees related to two store leases that were assigned to the Bluenotes Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.3 million as of July 29, 2006. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes' Asset Purchase Agreement.

In accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, as the Company issued the guarantees at the time it became secondarily liable under a new lease, no amounts have been accrued in the Company's Consolidated Financial Statements related to these guarantees. Management believes that it is unlikely that the Company will be required to perform under the guarantees.

9. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies ("SFAS No. 5"), Management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss-an interpretation of FASB Statement No. 5. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position or results of operations of the Company.

10. Subsequent Event

Subsequent to the second quarter of Fiscal 2006, the Company repurchased approximately 1.4 million shares of its common stock under the November 15, 2005 repurchase authorization.  These shares were repurchased for approximately $51.3 million, at an average share price of $37.31. As of August 30, 2006, the Company had approximately 2.1 million shares remaining authorized for repurchase. See Note 2 of the Consolidated Financial Statements for additional information regarding our stock repurchase program.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the Consolidated Financial Statements for the three and six month periods ended July 29, 2006 and July 30, 2005, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of July 29, 2006 and July 30, 2005, and the related consolidated statements of operations and retained earnings for the three and six-month periods ended July 29, 2006 and July 30, 2005 and the consolidated statements of cash flows for the six-month periods ended July 29, 2006 and July 30, 2005. These financial statements are the responsibility of the Company's management.

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
August 28, 2006

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

Gross profit - Gross profit measures whether we are appropriately optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce business. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income - Management views operating income as a key indicator of the Company's success. The key drivers of operating income are comparable store sales, gross profit and our ability to control selling, general and administrative expenses.

Store productivity - Store productivity, including net sales per average square foot, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by Management in assessing our operational performance.

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

Results of Operations

Overview

 We achieved our tenth consecutive quarter of record sales and earnings compared to the corresponding prior periods during the three months ended July 29, 2006 (the "second quarter"). Our strong product assortments were well received, leading to an increase in comparable store sales. All key sales metrics were positive in the second quarter and we achieved record high historical second quarter gross margin and operating margin rates. Additionally, we achieved a record low historical second quarter rate of selling, general and administrative expenses as a percent to net sales. An increase in other income, net also contributed to improved profitability during the second quarter.

Net sales for the second quarter increased approximately 17% to $602.3 million from $515.9 million for the second quarter last year and our comparable store sales increased 10%. Our gross profit margin increased 140 basis points to a rate of 45.6%, driven by a higher merchandise margin and a reduction in buying, occupancy and warehousing costs as a percent to net sales. Selling, general and administrative expenses as a percent to net sales improved by 20 basis points to 23.8% as a result of our comparable store sales growth. We achieved an 18.2% operating margin for the second quarter. Second quarter net income increased 24% to $72.1 million, or 12.0% as a percent to net sales, compared to net income of $58.0 million, or 11.1% as a percent to net sales, for the corresponding period last year.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)
	54.4	55.8	53.0	53.7
Gross profit	45.6	44.2	47.0	46.3
Selling, general and administrative expenses	23.8	24.0	24.9	24.8
Depreciation and amortization expense	3.6	3.6	3.6	3.8
Operating income	18.2	16.6	18.5	17.7
Other income, net	1.5	0.8	1.5	0.9
Income before income taxes	19.7	17.4	20.0	18.6
Provision for income taxes	7.7	6.3	7.9	7.0
Income from continuing operations, net of tax	12.0	11.1	12.1	11.6
Income from discontinued operations, net of tax	-	-	-	-
Net income	12.0%	11.1%	12.1%	11.6%

Store data for the six months ended July 29, 2006 and July 30, 2005

	Six Months Ended
	July 29, 2006	July 30, 2005
Number of stores:
Beginning of period	869	846
Opened	18	16
Closed	(4)	(8)
End of period	883	854

Total gross square feet at end of period	4,911,192	4,631,461

As a result of the Bluenotes disposition during Fiscal 2004, our operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes our 883 U.S. and Canadian retail stores and our e-commerce operation, ae.com.

Adoption of New Accounting Standard

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value of the equity or liability instruments issued.  On January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method. Prior to this adoption, we accounted for share-based payments to employees under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123.  No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations for the six months ended July 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS No. 123(R) on January 29, 2006, our income before income taxes and net income were lower by $1.7 million and $1.1 million, respectively, for the three months ended July 29, 2006, and by $4.4 million and $2.7 million, respectively, for the six months ended July 29, 2006, than if we had continued to account for share-based compensation under APB No. 25. Net income per basic and diluted common share are each lower by $0.01 for the three months ended July 29, 2006, and by $0.02 each for the six months ended July 29, 2006, than if we had not adopted SFAS No. 123(R).

As of July 29, 2006, we had $21.2 million and $3.2 million of unrecognized compensation expense related to nonvested stock option awards and nonvested restricted stock awards, respectively.  This unrecognized compensation expense is expected to be recognized over the weighted average periods of 2.3 years for stock options awards and 10 months for restricted stock awards.

For additional information on our adoption of SFAS No. 123(R), see Note 3 of the Consolidated Financial Statements.

Comparison of the three months ended July 29, 2006 to the three months ended July 30, 2005

Net Sales

Net sales increased approximately 17% to $602.3 million from $515.9 million. The sales increase was due to a 10% comparable store sales increase as well as a 6% increase in gross square footage. The gross square footage increase consisted primarily of the addition of 29 new stores, net of 9 closings. The comparable store sales increase was driven by strong customer acceptance of our back to school assortments as well as positive store traffic. As a result, we experienced a high single-digit increase in the number of units sold per average store and a mid single-digit increase in the number of transactions per average store. Our average transaction value increased in the mid single-digits, due to a higher average unit retail price as well as a low single-digit increase in the number of units per transaction. Lower markdowns as well as an improved markon contributed to a mid single-digit increase in our average unit retail price. Comparable store sales increased in the low double-digits in the men's business and in the high single-digits in the women's business.

Gross Profit

Gross profit as a percent to net sales improved by 140 basis points to a record high historical second quarter rate of 45.6% from 44.2% last year. The percentage increase was primarily attributed to a 70 basis point improvement in merchandise margin and a reduction of buying, occupancy and warehousing costs by 70 basis points as a percent to net sales. Our merchandise margin increased for the period due primarily to lower markdowns as well as an improved markon, partially offset by an increase in the shrinkage reserve as a result of a physical inventory count during the second quarter. This increase in the shrinkage reserve reflects a return to a normal shrinkage rate, compared to last year when we experienced favorability in the rate. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to an improvement in rent expense. Share-based payment expense included in gross profit declined to approximately $1.4 million compared to $1.6 million last year. The decline in share-based payment expense is primarily due to lower restricted stock expense, partially offset by increased stock option expense as a result of our adoption of SFAS No. 123(R) at the beginning of Fiscal 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales declined 20 basis points to 23.8%, a record low historical second quarter rate, from 24.0% last year. Strong comparable store sales and well-controlled, on-plan expenses contributed to the lower rate this year. An improvement in store payroll and services purchased as a percent to net sales was partially offset by incremental planned expenses for MARTIN + OSA as well as an increase in advertising and professional service fees as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $6.3 million compared to $5.5 million last year due primarily to our adoption of SFAS No. 123(R).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales was flat for the second quarter at 3.6% compared to the corresponding period last year. Depreciation and amortization expense increased to $21.7 million compared to $18.6 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $9.0 million from $4.9 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment returns. Included in other income, net for the second quarter is a $2.1 million realized capital gain related to investments that were classified as trading securities prior to being sold during the second quarter.

Provision for Income Taxes

The effective tax rate increased to 39% from approximately 36% last year. The increase in the effective tax rate is due primarily to state tax credits received during the three months ended July 30, 2005, which had the effect of lowering the effective tax rate last year.

Net Income

Net income increased 24% to $72.1 million, or 12.0% as a percent to net sales, from $58.0 million, or 11.1% as a percent to net sales last year. Net income per diluted common share increased to $0.47 from $0.37 in the prior year. The increase in net income was attributable to the factors noted above.

Comparison of the six months ended July 29, 2006 to the six months ended July 30, 2005

Net Sales

Net sales increased approximately 16% to $1.125 billion from $972.3 million. The sales increase was due to a 9% comparable store sales increase as well as a 6% increase in gross square footage. The gross square footage increase consisted primarily of the addition of 29 new stores, net of 9 closings. The comparable store sales increase was driven by strong customer acceptance of our assortments as well as positive store traffic. As a result, we experienced a high single-digit increase in the number of units sold per average store and a mid single-digit increase in the number of transactions per average store. Our average transaction value increased in the mid single-digits, due to a higher average unit retail price as well as a low single-digit increase in the number of units per transaction. A change in product mix as well as an improved markon contributed to a mid single-digit increase in our average unit retail price. Comparable store sales increased in the low double-digits in the men's business and in the high single-digits in the women's business.

Gross Profit

Gross profit as a percent to net sales improved by 70 basis points to 47.0% from 46.3%. The percentage increase was attributed to a reduction of buying, occupancy and warehousing costs as a percent to net sales. Our merchandise margin was flat for the period due primarily to an improved markon, offset by an increase in markdowns during the first quarter and an increase in the shrinkage reserve as a result of a physical inventory count during the second quarter. This increase in the shrinkage reserve reflects a return to a normal shrinkage rate, compared to last year when we experienced favorability in the rate. Buying, occupancy and warehousing costs declined as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales.  Share-based payment expense included in gross profit increased to approximately $3.2 million compared to $2.8 million last year due to our adoption of SFAS No. 123(R) at the beginning of Fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent to net sales increased to 24.9% from 24.8% due primarily to incremental planned expenses for MARTIN + OSA and an increase in store supplies as a percent to net sales. These increases were partially offset by improvements in store payroll, incentive compensation and payroll taxes as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $12.9 million compared to $8.5 million last year due primarily to our adoption of SFAS No. 123(R).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.6% from 3.8% due primarily to the comparable store sales increase. Depreciation and amortization expense increased to $40.9 million compared to $36.7 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $17.1 million from $8.4 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment returns. Included in other income, net for the six months ended July 29, 2006 is a $3.5 million realized capital gain related to investments that were classified as trading securities prior to being sold during the second quarter. These increases were partially offset by the realization of a $0.9 million foreign currency translation loss related to the final settlement of NLS, which had previously been recorded in accumulated other comprehensive income.

Provision for Income Taxes

The effective tax rate increased to approximately 39% from approximately 37% last year. The increase in the effective tax rate is due primarily to state tax credits received during the last year, which had the effect of lowering the effective tax rate.

Net Income

Net income increased 20% to $136.3 million, or 12.1% as a percent to net sales, from $113.3 million, or 11.6% as a percent to net sales last year. Net income per diluted common share increased to $0.89 from $0.72 in the prior year. The increase in net income was attributable to the factors noted above.

Income Taxes

Income tax accruals of $25.4 million and $6.6 million were recorded at July 29, 2006 and July 30, 2005, respectively. As of July 29, 2006, we had recorded tax reserves of approximately $17.7 million. For the three and six months ended July 29, 2006, the effective tax rate used for the provision of income tax approximated 39%. For the three and six months ended July 30, 2005, the effective tax rate used for the provision of income tax approximated 36% and 37%, respectively.

As of July 29, 2006, we had a deferred tax asset of $1.4 million relating to certain state tax credits that can be used to offset state income tax. The credits will expire over a period from July 2011 to July 2014. No valuation allowance has been provided against this deferred tax asset. Our management believes that it is more likely than not that the benefit of this asset will be realized prior to the expiration dates of the tax credits.

For the six months ended July 29, 2006, the remaining $0.5 million of a $1.4 million valuation allowance that had been previously recorded against a capital loss deferred tax asset was released. We were able to realize sufficient capital gains to fully utilize the capital loss carry forward prior to its expiration in July 2006.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. Additionally, our uses of cash include the purchase and construction of our new corporate headquarters; the construction of a new data center to support our information technology needs; development of MARTIN + OSA; and development of aerie by American Eagle, our new intimates sub-brand.  In the future, we expect that our uses of cash will also include new brand concept development.

The following sets forth certain measures of our liquidity:

	July 29, 2006	January 28, 2006	July 30, 2005
Working capital (in thousands)	$827,069	$725,294	$712,703
Current ratio	3.44	3.06	3.55

Net cash provided by operating activities from continuing operations totaled $327.6 million for the six months ended July 29, 2006. Our major sources of cash from operations were proceeds from the sale of trading securities as well as merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and the payment of operational costs.

Investing activities for the six months ended July 29, 2006 included $103.1 million for capital expenditures as well as $17.0 million for the net purchase of investments classified as available-for-sale, partially offset by $12.3 million of proceeds from the sale of NLS assets. Capital expenditures consisted primarily of $37.3 million related to investments in our stores, including 18 new stores in the United States and 32 remodeled stores in the United States and Canada. The remaining capital expenditures were primarily related to the purchase of our new corporate headquarters in Pittsburgh, Pennsylvania, construction of an addition to our Ottawa, Kansas distribution center and information technology upgrades at our home office, including the construction of a new data center.

We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to five years and an expected rate of return of approximately a 5.5% taxable equivalent yield.  We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market.

Cash used for financing activities resulted primarily from $28.1 million used for the payment of dividends and $7.6 million used for the repurchase of common stock, partially offset by $10.3 million in proceeds from stock option exercises during the period and a $5.9 million excess tax benefit from the exercise of stock options.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the six months ended July 29, 2006, the $5.9 million excess tax benefit from the exercise of stock options is classified as a financing cash flow.

During the second quarter, we received temporary increases in the amounts available for letters of credit under our two letter of credit facilities. These increases will remain in place until December 31, 2006 and will be used to support commitments for merchandise inventory purchases. We currently have a $130.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit (the "line") which can be used for letters of credit and/or direct borrowing, totaling $170.0 million (the "facility"). The interest rate is at the lender's prime lending rate (8.25% at July 29, 2006) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At July 29, 2006, letters of credit in the amount of $129.1 million were outstanding on this facility, leaving a remaining available balance of $40.9 million. We also have an uncommitted letter of credit facility for $100.0 million with a separate financial institution. At July 29, 2006, letters of credit in the amount of $83.9 million were outstanding on this facility, leaving a remaining available balance of $16.1 million.

During the second quarter of Fiscal 2006, our Board of Directors (our "Board") voted to raise our cash dividend to an annual rate of $0.45 per share from $0.30 per share. As a result, a quarterly cash dividend of $0.1125 was paid on July 7, 2006. Subsequent to the second quarter of Fiscal 2006, our Board declared a quarterly cash dividend of $0.1125 per share, payable on October 6, 2006 to stockholders of record at the close of business on September 22, 2006. The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

During Fiscal 2005, we repurchased 7.0 million shares of our common stock under various repurchase authorizations made by our Board. At the beginning of Fiscal 2006, 3.5 million shares remained authorized for repurchase under the November 15, 2005 authorization. We did not repurchase any shares as part of our stock repurchase program during the six months ended  July 29, 2006 or July 30, 2005. The repurchase of the remaining shares will occur at our discretion. Subsequent to the second quarter of Fiscal 2006, we repurchased approximately 1.4 million shares of our common stock under the November 15, 2005 repurchase authorization.  These shares were repurchased for approximately $51.3 million, at an average share price of $37.31. As of August 30, 2006, we had approximately 2.1 million shares remaining authorized for repurchase.

During the six months ended July 29, 2006 and July 30, 2005, we repurchased 295,000 shares and 361,000 shares, respectively, from certain employees at market prices totaling $7.6 million and $10.5 million, respectively, for the payment of taxes in connection with the vesting of share-based payments as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan. The aforementioned share repurchases have been recorded as treasury stock.

Cash flows of discontinued operations, including operating, investing and financing activities, are presented separately from cash flows from continuing operations in the Consolidated Statements of Cash Flows. The absence of the cash flows from discontinued operations is not expected to materially affect our future liquidity or capital resources.

We expect capital expenditures for Fiscal 2006 to be approximately $215 million, which will relate primarily to the construction of 46 new stores in the United States and Canada and the remodeling of 66 stores in the United States and Canada. Remaining capital expenditures will relate to the continuing construction at our Ottawa, Kansas distribution center, construction of our new corporate headquarters in Pittsburgh, Pennsylvania and the construction of our new data center.

Our growth strategies include continued expansion of the American Eagle Brand, internally developing new brands and the possibility of acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of July 29, 2006, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS.

This report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

  the planned opening of 46 American Eagle stores in the United States and Canada and five MARTIN + OSA stores in the United States during Fiscal 2006;

  the planned opening of approximately 50 American Eagle stores in the United States and Canada and 15 to 20 MARTIN + OSA stores in the United States during Fiscal 2007;

  the selection of 66 American Eagle stores in the United States and Canada for remodeling during Fiscal 2006;

  the selection of approximately 45 American Eagle stores in the United States and Canada for remodeling during Fiscal 2007;

  the completion of improvements and expansion at our distribution centers;

  the completion of the construction of our new corporate headquarters and data center;

  the launch of our new brand concept, MARTIN + OSA, during the third quarter of Fiscal 2006;

  the success of our new intimates sub-brand, aerie by American Eagle;

  the expected payment of a dividend in future periods; and

  the possibility of growth through acquisitions and/or internally developing additional new brands.

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

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2006, we plan to open 46 new American Eagle stores in the U.S. and Canada. Additionally, we plan to remodel or expand 66 existing stores during Fiscal 2006. Accomplishing our new and existing store expansion goals will depend upon a number of  factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to grow through the internal development of new brands

We launched our new intimates sub-brand, aerie by American Eagle, during the second quarter and we plan to launch MARTIN + OSA, our new brand concept, during the third quarter of Fiscal 2006. Our ability to succeed in these new brands requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended July 29, 2006.
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
Month #1 (April 30, 2006 through May 27, 2006)	-	$-	-	3,500,000
Month #2 (May 28, 2006 through July 1, 2006)	14,316	$31.24	-	3,500,000
Month #3 (July 2, 2006 through July 29, 2006)	514	$34.04	-	3,500,000

Total	14,830	$31.34	-	3,500,000

(1)	All shares repurchased during the three months ended July 29, 2006 were repurchased from certain employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	On November 15, 2005, our Board authorized the repurchase of 4,500,000 shares of our common stock. During Fiscal 2005, 1,000,000 shares were repurchased under this authorization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2006 Annual Meeting of Stockholders on June 13, 2006. Holders of 137,951,476 shares of our common stock were present in person or by proxy, representing approximately 92% of our 149,757,023 shares outstanding on the record date.

(b) and (c) The following persons continue to serve as Class III directors: Jon P. Diamond and James V. O'Donnell; and the following persons continue to serve as Class I directors: Michael G. Jesselson, Roger S. Markfield and Jay L. Schottenstein. The following persons were elected as Class I members of the Board of Directors to serve a three year term until the annual meeting in 2009 or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Shares For	Shares Withheld
Janice E. Page	131,133,371	6,818,105
J. Thomas Presby	134,439,373	3,512,103
Gerald E. Wedren	134,291,984	3,659,492

Additionally, Larry M. Wolf was elected as Class III member of the Board of Directors to serve a one year term until the annual meeting in 2007 or until his successor is duly elected and qualified. Mr. Wolf received 134,291,165 shares for and 3,660,311 shares abstain.

The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm passed. It received 137,786,641 shares for, 125,099 shares against and 39,736 shares abstain.

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

Dated August 30, 2006

American Eagle Outfitters, Inc.
(Registrant)

 /s/ James V. O'Donnell

James V. O'Donnell
Chief Executive Officer

(Principal Executive Officer)

 /s/ Joan Holstein Hilson

Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand

(Principal Financial Officer and Principal Accounting Officer)