Form 10-Q/A
period 2006-07-29
AMERICAN EAGLE OUTFITTERS INC
filed 2006-09-13
CIK 919012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 149,095,108 Common Shares were outstanding at August 25, 2006.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

Explanatory Note

This Form 10-Q/A (Amendment No. 1) (the "Amended Report") is being filed to correct incidental clerical and typographical errors in the Quarterly Report on Form 10-Q for the period ended July 29, 2006, initially filed with the Securities and Exchange Commission on August 30, 2006 (the "Original Report").

The number of Common Shares outstanding at August 25, 2006 was disclosed on the cover page of the Original Report as 148,291,448, but should have been 149,095,108. Additionally, in the Original Report the number of shares outstanding at July 30, 2005, shown in the line item description of the line beginning with "Common stock" on the Unaudited Consolidated Balance Sheets, was stated as 155,302 shares but should have been 154,519 shares.

In the Original Report, Note 3 of the Consolidated Financial Statements correctly states unrecognized compensation expense related to nonvested restricted stock awards of $13.2 million as of July 29, 2006. However, the third paragraph under the caption "Adoption of New Accounting Standard" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations is being amended to show this amount as $13.2 million, as opposed to $3.2 million shown in the Original Report.

This Amended Report contains only the cover page and Items 1 and 2 of Part I, which are being amended, as well as Item 6 of Part II to reflect updated certifications being filed as Exhibits 31 and furnished as Exhibits 32 to this Amended Report. This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

PART I

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) Assets	July 29, 2006 (Unaudited)	January 28, 2006	July 30, 2005 (Unaudited)
Current assets:
Cash and cash equivalents	$331,358	$130,529	$140,138
Short-term investments	482,732	620,989	485,036
Merchandise inventory	267,392	210,739	271,661
Accounts and note receivable	13,290	29,146	22,151
Prepaid expenses and other	33,953	30,110	27,256
Deferred income taxes	36,970	43,085	33,194
Assets held-for-sale	-	12,183	13,019
Total current assets	1,165,695	1,076,781	992,455
Property and equipment, net of accumulated depreciation and amortization	404,390	345,518	338,512
Goodwill	9,950	9,950	9,950
Long-term investments	117,291	145,774	125,568
Other assets, net	39,240	27,626	40,389
Total assets	$1,736,566	$1,605,649	$1,506,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$175,934	$139,197	$145,939
Accrued compensation and payroll taxes	26,542	48,050	26,729
Accrued rent	49,954	52,506	47,268
Accrued income and other taxes	35,397	43,273	17,655
Unredeemed stored value cards and gift certificates	25,371	43,045	19,111
Current portion of deferred lease credits	10,402	10,406	10,377
Other liabilities and accrued expenses	15,026	15,010	12,673
Total current liabilities	338,626	351,487	279,752
Non-current liabilities:
Deferred lease credits	60,036	60,087	58,337
Other non-current liabilities	44,516	38,523	32,533
Total non-current liabilities	104,552	98,610	90,870
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.01 par value; 250,000 shares authorized; 164,183, 162,381 and 161,992
shares issued; 149,395, 147,931 and 154,519 shares outstanding, respectively	1,698	1,608	1,603
Contributed capital	403,754	370,615	372,072
Accumulated other comprehensive income	25,054	22,028	13,598
Retained earnings	1,087,012	978,855	820,769
Deferred compensation	-	(1,041)	(16,286)
Treasury stock, 13,985, 13,689 and 6,689 shares, respectively	(224,130)	(216,513)	(55,504)
Total stockholders' equity	1,293,388	1,155,552	1,136,252
Total liabilities and stockholders' equity	$1,736,566	$1,605,649	$1,506,874
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$602,326	$515,868	$1,124,754	$972,345
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)
	327,792	287,888	596,404	522,205
Gross profit	274,534	227,980	528,350	450,140
Selling, general and administrative expenses	143,577	123,774	279,893	240,863
Depreciation and amortization expense	21,705	18,581	40,938	36,683
Operating income	109,252	85,625	207,519	172,594
Other income, net	8,969	4,861	17,064	8,389
Income before income taxes	118,221	90,486	224,583	180,983
Provision for income taxes	46,122	32,452	88,328	67,765
Income from continuing operations, net of tax	72,099	58,034	136,255	113,218
(Loss) income from discontinued operations, net of tax of $(3) and $45 for the three and six months ended July 30, 2005, respectively
	-	(15)	-	74
Net income	$72,099	$58,019	$136,255	$113,292

Basic income per common share:
Income from continuing operations	$0.48	$0.38	$0.92	$0.74
Income from discontinued operations	-	-	-	-
Net income per basic common share	$0.48	$0.38	$0.92	$0.74

Diluted income per common share:
Income from continuing operations	$0.47	$0.37	$0.89	$0.72
Income from discontinued operations	-	-	-	-
Net income per diluted common share	$0.47	$0.37	$0.89	$0.72

Cash dividends per common share	$0.11	$0.08	$0.19	$0.13

Weighted average common shares outstanding - basic	149,204	153,943	148,840	152,763
Weighted average common shares outstanding - diluted	152,807	157,806	152,407	156,961

Retained earnings, beginning	$1,031,796	$774,371	$978,855	$726,760
Net income	72,099	58,019	136,255	113,292
Cash dividends	(16,883)	(11,621)	(28,098)	(19,283)
Retained earnings, ending	$1,087,012	$820,769	$1,087,012	$820,769

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

As of July 29, 2006, we had $21.2 million and $13.2 million of unrecognized compensation expense related to nonvested stock option awards and nonvested restricted stock awards, respectively.  This unrecognized compensation expense is expected to be recognized over the weighted average periods of 2.3 years for stock options awards and 10 months for restricted stock awards.

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

PART II

ITEM 6. EXHIBITS.

* ** ** ***

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

***	Exhibit 32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as part of the Form 10-Q for the quarterly period ended July 29, 2006.
**	Filed with this report.
***	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 13, 2006

American Eagle Outfitters, Inc.
(Registrant)

 /s/ James V. O'Donnell

James V. O'Donnell
Chief Executive Officer

(Principal Executive Officer)

 /s/ Joan Holstein Hilson

Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand

(Principal Financial Officer and Principal Accounting Officer)