Form 10-Q
period 2006-10-28
AMERICAN EAGLE OUTFITTERS INC
filed 2006-12-01
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 222,960,944 Common Shares were outstanding at November 24, 2006.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

PART I

 ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) Assets	October 28, 2006 (Unaudited)	January 28, 2006	October 29, 2005 (Unaudited)
Current assets:
Cash and cash equivalents	$121,216	$130,529	$141,372
Short-term investments	636,711	620,989	415,003
Merchandise inventory	348,631	210,739	303,050
Accounts and note receivable	25,762	29,146	31,332
Prepaid expenses and other	34,414	30,110	31,172
Deferred income taxes	42,100	43,085	36,116
Assets held-for-sale	-	12,183	13,059
Total current assets	1,208,834	1,076,781	971,104
Property and equipment, net of accumulated depreciation and amortization	440,868	345,518	338,995
Goodwill	9,950	9,950	9,950
Long-term investments	146,140	145,774	123,461
Other assets, net	34,502	27,626	33,566
Total assets	$1,840,294	$1,605,649	$1,477,076

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$213,049	$139,197	$153,960
Accrued compensation and payroll taxes	46,716	48,050	41,895
Accrued rent	52,033	52,506	49,473
Accrued income and other taxes	28,173	43,273	17,257
Unredeemed stored value cards and gift certificates	25,672	43,045	19,065
Current portion of deferred lease credits	10,408	10,406	10,422
Other liabilities and accrued expenses	18,987	15,010	15,858
Total current liabilities	395,038	351,487	307,930
Non-current liabilities:
Deferred lease credits	65,174	60,087	64,021
Other non-current liabilities	47,295	38,523	35,423
Total non-current liabilities	112,469	98,610	99,444
Commitments and contingencies	-	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.01 par value; 250,000 shares authorized; 247,926, 243,572 and 243,245
shares issued; 222,759, 221,897 and 223,064 shares outstanding, respectively	2,453	2,348	2,349
Contributed capital	433,524	369,875	367,701
Accumulated other comprehensive income	26,025	22,028	17,895
Retained earnings	1,171,184	978,855	882,451
Deferred compensation	-	(1,041)	(6,493)
Treasury stock, 23,978, 20,534 and 19,034 shares, respectively	(300,399)	(216,513)	(194,201)
Total stockholders' equity	1,332,787	1,155,552	1,069,702
Total liabilities and stockholders' equity	$1,840,294	$1,605,649	$1,477,076
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$696,290	$580,547	$1,821,044	$1,552,892
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)
	353,803	311,180	950,207	833,385
Gross profit	342,487	269,367	870,837	719,507
Selling, general and administrative expenses	169,993	137,783	449,886	378,646
Depreciation and amortization expense	19,993	18,746	60,931	55,429
Operating income	152,501	112,838	360,020	285,432
Other income, net	9,080	4,542	26,144	12,931
Income before income taxes	161,581	117,380	386,164	298,363
Provision for income taxes	60,636	44,023	148,964	111,788
Income from continuing operations, net of tax	100,945	73,357	237,200	186,575
(Loss) income from discontinued operations, net of tax of $(27) and $18 for the three and nine months ended October 29, 2005, respectively
	-	(37)	-	37
Net income	$100,945	$73,320	$237,200	$186,612

Basic income per common share:
Income from continuing operations	$0.45	$0.32	$1.06	$0.81
Income from discontinued operations	-	-	-	-
Net income per basic common share	$0.45	$0.32	$1.06	$0.81

Diluted income per common share:
Income from continuing operations	$0.44	$0.31	$1.04	$0.79
Income from discontinued operations	-	-	-	-
Net income per diluted common share	$0.44	$0.31	$1.04	$0.79

Cash dividends per common share	$0.08	$0.05	$0.20	$0.13

Weighted average common shares outstanding - basic	222,797	229,164	222,888	229,151
Weighted average common shares outstanding - diluted	228,401	233,981	228,276	234,987

Retained earnings, beginning	$1,087,012	$820,769	$978,855	$726,760
Net income	100,945	73,320	237,200	186,612
Cash dividends	(16,773)	(11,638)	(44,871)	(30,921)
Retained earnings, ending	$1,171,184	$882,451	$1,171,184	$882,451
All share and per share amounts presented herein reflect the three-for-two stock split declared on November 13, 2006 (see Note 10 of the Consolidated Financial Statements).

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(In thousands)	October 28, 2006	October 29, 2005
Operating activities:		(Revised)
Net income	$237,200	$186,612
Income from discontinued operations	-	(37)
Income from continuing operations	237,200	186,575
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	60,931	55,429
Stock-based compensation	23,801	15,398
Deferred income taxes	(9,874)	9,882
Tax benefit from exercise of stock options	19,365	34,335
Excess tax benefit from exercise of stock options	(15,515)	-
Write-off and loss on impairment of assets	4,853	4,167
Proceeds from sale of trading securities	183,968	-
Changes in assets and liabilities:
Merchandise inventory	(137,436)	(131,443)
Accounts and note receivable	4,584	10,189
Prepaid expenses and other	(3,728)	(5,180)
Accounts payable	73,466	44,358
Unredeemed stored value cards and gift certificates	(17,434)	(13,734)
Deferred lease credits	5,128	6,683
Accrued liabilities	(926)	(5,362)
Total adjustments	191,183	24,722
Net cash provided by operating activities from continuing operations	428,383	211,297
Investing activities:
Capital expenditures	(161,523)	(59,752)
Proceeds from sale of asset	12,345	-
Purchase of investments	(631,556)	(682,617)
Sale of investments	431,758	604,995
Other investing activities	(159)	(84)
Net cash used for investing activities from continuing operations	(349,135)	(137,458)
Financing activities:
Proceeds from issuance of note payable	2,025	-
Payments on capital leases	(717)	(554)
Repurchase of common stock as part of publicly announced programs	(76,269)	(138,696)
Repurchase of common stock from employees	(7,635)	(10,487)
Cash dividends paid	(44,871)	(30,921)
Excess tax benefit from exercise of stock options	15,515	-
Net proceeds from stock options exercised	21,555	45,828
Net cash used for financing activities from continuing operations	(90,397)	(134,830)
Effect of exchange rates on cash	1,836	3,064
Cash flows of discontinued operations
Net cash used for operating activities	-	(14,714)
Effect of exchange rates on cash	-	292
Net cash used for discontinued operations	-	(14,422)
Net decrease in cash and cash equivalents	(9,313)	(72,349)
Cash and cash equivalents - beginning of period	130,529	213,721
Cash and cash equivalents - end of period	$121,216	$141,372

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$158,730	$87,374

Supplemental disclosure of non-cash transactions:
Transfer of investment securities from available-for-sale to trading classification	$180,787	-

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the "Company") at October 28, 2006 and October 29, 2005 and for the three and nine-month periods ended October 28, 2006 (the "current period") and October 29, 2005 (the "prior period") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 2005 Annual Report.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

As used in this report, all references to "we," "our," and the "Company" refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries.  The term "American Eagle" refers to our U.S. and Canadian American Eagle Outfitters stores and our e-commerce operation ("ae.com").  "MARTIN + OSA" refers to our new sportswear concept launched during the third quarter of Fiscal 2006.  "Bluenotes" refers to the Bluenotes/Thriftys specialty apparel chain which we operated in Canada prior to its disposition during Fiscal 2004.

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

Fiscal Year

The Company's financial year is a 52/53 week year that ends on the Saturday nearest to January 31.  As used herein, "Fiscal 2008" refers to the fifty-two week period ending January 31, 2009, "Fiscal 2007" refers to the fifty-two week period ending February 2, 2008 and "Fiscal 2006" refers to the fifty-three week period ending February 3, 2007. "Fiscal 2005" and "Fiscal 2004" refer to the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and will be adopted by the Company for Fiscal 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use fair value as a measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and the Company will adopt SFAS No. 157 beginning in the first quarter of Fiscal 2008. The Company is currently assessing the impact of SFAS No. 157 on its Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 ("FIN No. 48"). FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN No. 48, a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 beginning in the first quarter of Fiscal 2007. Upon adoption, the cumulative effect of applying the provisions of FIN No. 48 will be accounted for as an adjustment to the beginning balance of retained earnings for the first quarter of Fiscal 2007. The Company is currently assessing the impact of FIN No. 48 on its Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF No. 06-3").  EITF No. 06-3 indicates that a company may adopt a policy of presenting taxes within the scope of EITF No. 06-3 either gross within revenue or net. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of the taxes that are recognized on a gross basis.  EITF No. 06-3 is effective for the first interim period beginning after December 15, 2006, and the Company will adopt EITF No. 06-3 beginning in the first quarter of Fiscal 2007. The Company presents sales taxes collected from customers on a net basis and will include disclosure of this accounting policy in its Consolidated Financial Statements upon adoption of EITF No. 06-3.

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers.  The Company's e-commerce operation records revenue upon the estimated customer receipt date of the merchandise.  Prior to Fiscal 2006, these amounts were recorded at the time the goods were shipped. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial.

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

During the three months ended October 28, 2006, the Company reclassified sell-offs of end-of-season, overstock and irregular merchandise and presented the amounts on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively.  Historically, the Company has presented the proceeds and cost of sell-offs on a net basis within cost of sales.  For the three and nine months ended October 28, 2006, the Company recorded $4.2 million of proceeds and $5.3 million of cost of sell-offs in net sales and cost of sales, respectively.  Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial.

During the three months ended April 29, 2006, the Company reviewed its accounting policies related to revenue recognition.  As a result of this review, the Company determined that shipping and handling amounts billed to customers, which were historically recorded as a reduction to cost of sales, should be recorded as revenue. Accordingly, beginning in Fiscal 2006, these amounts are recorded within net sales. As a result of this change, the Company recorded $3.6 million and $10.7 million in net sales for the three and nine months ended October 28, 2006, respectively, and reclassified $2.9 million and $7.9 million for the three and nine months ended October 29, 2005, respectively, from cost of sales to net sales.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation.

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

Other Income, net

Other income, net consists primarily of interest income as well as interest expense and foreign currency transaction gain/loss. Beginning in the second quarter of Fiscal 2006, the Company records gift card service fee income in other income, net.  These amounts were previously recorded as a reduction to selling, general and administrative expenses.  For the three and nine months ended October 28, 2006, the Company recorded gift card service fee income of $0.4 million and $1.5 million, respectively. Prior year amounts of $0.4 million and $1.4 million for the three and nine months ended October 29, 2005, respectively, have been reclassified for comparative purposes.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. If a gift card remains inactive for greater than twenty-four months, the Company assesses the recipient a one dollar per month service fee, where allowed by law, which is automatically deducted from the remaining value of the card.  The service fee is recorded within other income, net.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of October 28, 2006, short-term investments generally included investments with remaining maturities of less than twelve months (averaging approximately three months), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale. Additionally, short-term investments include variable rate demand notes ("VRDNs") and auction rate securities classified as available-for-sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. Prior to January 28, 2006, the Company had included VRDNs as a component of cash and cash equivalents on its Consolidated Balance Sheets. For comparative purposes, VRDNs at October 29, 2005 have been reclassified from cash and cash equivalents to short-term investments. Additionally, the purchase and sale of VRDNs has been reclassified from cash and cash equivalents to investing activities on the Company's Consolidated Statements of Cash Flows.

As of October 28, 2006, long-term investments included investments with remaining maturities of greater than twelve months, but not exceeding five years (averaging approximately seventeen months) and consisted primarily of agency bonds classified as available-for-sale.

Unrealized gains and losses on the Company's available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Proceeds from the sale of available-for-sale securities were $431.8 million and $605.0 million for the nine months ended October 28, 2006 and October 29, 2005, respectively. These proceeds are offset against purchases of $631.6 million and $682.6 million for the nine months ended October 28, 2006 and October 29, 2005, respectively.  For the three months ended October 28, 2006, an immaterial amount of realized losses related to available-for-sale securities were included in other income, net.  For the nine months ended October 28, 2006 and October 29, 2005, realized losses related to available-for-sale securities of $0.5 million and $0.2 million, respectively, were included in other income, net.

During the three months ended April 29, 2006, the Company transferred certain investment securities from available-for-sale classification to trading classification (the "trading securities"). As a result of this transfer, during the three months ended April 29, 2006 a reclassification adjustment of $(0.3) million was recorded in other comprehensive income related to the gain realized in net income at the time of transfer. As a result of trading classification, the Company realized $3.5 million of capital gains, which were recorded in other income, net during the six months ended July 29, 2006.  The trading securities were sold during the three months ended July 29, 2006, at which time the Company received proceeds of $184.0 million. As of October 28, 2006, the Company had no investments classified as trading.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

(In thousands)	October 28, 2006	January 28, 2006	October 29, 2005
Cash and cash equivalents:
Cash and money market investments	$65,360	$69,641	$74,077
Tax exempt investments	2,700	-	-
Taxable investments	53,156	60,888	67,295
Total cash and cash equivalents	121,216	130,529	141,372
Short-term investments:
Tax exempt investments	550,272	517,199	340,975
Taxable investments	86,439	103,790	74,028
Total short-term investments	636,711	620,989	415,003
Long-term investments:
Tax exempt investments	4,594	-	-
Taxable investments	141,546	145,774	123,461
Total long-term investments	146,140	145,774	123,461
Total	$904,067	$897,292	$679,836

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. Prior to January 28, 2006, the Company recognized ownership of merchandise inventory for financial reporting purposes at the point when it arrived at one of the Company's deconsolidation centers. As of January 28, 2006, the Company records merchandise receipts at the time merchandise is delivered to the foreign shipping port by the manufacturer (FOB port). This is the point at which title and risk of loss transfer to the Company. The merchandise inventory and accounts payable balances on the Company's Consolidated Balance Sheet as of October 29, 2005 have been increased by $49.6 million to reflect this change. Additionally, the Company has adjusted its Consolidated Statement of Cash Flows for the nine months ended October 29, 2005 to reflect this change. This adjustment did not result in a change in net cash flow for the prior period.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. The Company did not recognize any impairment losses during the three months ended October 28, 2006 or October 29, 2005, respectively.  The Company recognized $0.2 million and $0.3 million in impairment losses during the nine months ended October 28, 2006 and October 29, 2005, respectively.

Goodwill

As of October 28, 2006, the Company had approximately $10.0 million of goodwill, which is primarily related to the acquisition of its importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.

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

Customer Loyalty Program

During the three months ended October 29, 2005, the Company introduced its customer loyalty program, the AE All-Access Pass (the "Pass"). Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. A current liability is recorded for the estimated cost of anticipated redemptions and the impact of adjustments to the liability is recorded in cost of sales.

Note Payable

During the three months ended October 28, 2006, the Company entered into an agreement with the Pennsylvania Industrial Development Authority ("PIDA") to borrow approximately $2.2 million with a fixed interest rate of 3.25% (the "PIDA loan"). The proceeds from the PIDA loan are restricted for construction costs related to the Company's new home office building in Pittsburgh, Pennsylvania. Amounts due under this agreement are recorded within other non-current liabilities on the Consolidated Balance Sheet. Payments on the loan are to begin during the fourth quarter of Fiscal 2006 and will continue through the time of maturity on October 1, 2021. As of October 28, 2006, the Company had received approximately $2.0 million of the proceeds. The Company expects to receive the remaining $0.2 million of proceeds in Fiscal 2007, upon satisfaction of terms expressed within the PIDA loan agreement.

Stock Repurchases

During Fiscal 2005, the Company repurchased 10.5 million shares of its common stock under various repurchase authorizations made by its Board of Directors. At the beginning of Fiscal 2006, 5.3 million shares remained authorized for repurchase under the November 15, 2005 authorization (the "authorization"). During the current period, the Company repurchased 3.0 million shares of its common stock under the authorization. These shares were repurchased for approximately $76.3 million at a weighted average share price of $25.41. As of October 28, 2006, the Company had approximately 2.3 million shares remaining authorized for repurchase. See Note 10 of the Consolidated Financial Statements for information on a subsequent event related to our stock repurchase program.

During the nine months ended October 28, 2006 and October 29, 2005, the Company repurchased approximately 0.4 million shares and 0.5 million shares, respectively, from certain employees at market prices totaling approximately $7.6 million and $10.5 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Stock Split

On November 13, 2006, the Company's Board of Directors approved a three-for-two stock split. This stock split will be distributed on December 18, 2006, to stockholders of record on November 24, 2006.  All share amounts and per share data presented herein have been restated to reflect this stock split.

Earnings Per Share

The following table shows the amounts used in computing earnings per share from continuing operations.

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Income from continuing operations	$100,945	$73,357	$237,200	$186,575
Weighted average common shares outstanding:
Basic shares	222,797	229,164	222,888	229,151
Dilutive effect of stock options and non-vested restricted stock	5,604	4,817	5,388	5,836
Diluted shares	228,401	233,981	228,276	234,987

Equity awards to purchase 1,006,783 and 1,012,971 shares of common stock during the three and nine months ended October 28, 2006, respectively, and 811,500 and 112,500 shares of common stock during the three and nine months ended October 29, 2005, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for the three and nine months ended October 28, 2006, 1,051,329 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company's performance compared to pre-established annual EPS performance goals. For the three and nine months ended October 29, 2005, 1,057,500 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts due to this contingent issuance.

Cash Flow Information

We have revised the Consolidated Statement of Cash Flows for the nine months ended October 29, 2005 to separately disclose the operating cash flows attributable to the Company's discontinued operations. We had previously disclosed cash flows from discontinued operations on a combined basis.

Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), the Company has identified four operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores, ae.com and MARTIN + OSA) that reflect the basis used internally to review performance and allocate resources. Three of the operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores and ae.com, collectively the "AE brand") have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131, based on their similar economic characteristics, products, production processes, target customers and distribution methods.  Aerie by American Eagle, our new intimates sub-brand, was not identified as a separate operating segment under SFAS No. 131 as it is reviewed and operated as a component of the operating segments comprising the AE brand.  MARTIN + OSA was determined to be immaterial for segment reporting purposes.  Therefore, the Company will combine MARTIN + OSA with the AE Brand operating segment as one reportable segment. The Company will continue to monitor the materiality of MARTIN + OSA and will present it as a separate reportable segment at the time it becomes material to the Consolidated Financial Statements.  Prior to its disposition, Bluenotes was presented as a separate reportable segment (see Note 7 of the Consolidated Financial Statements).

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the October 28, 2006 presentation.

3. Share-Based Payments

At October 28, 2006, the Company had three share-based compensation plans, which are described below.  Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statements of Operations prior to January 29, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the three and nine months ended October 28, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of the Company's common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in the Consolidated Statements of Operations for the three and nine months ended October 28, 2006 was $7.6 million ($4.7 million, net of tax) and $23.8 million ($14.7 million, net of tax), respectively, and $4.0 million ($2.5 million, net of tax) and $15.4 million ($9.5 million, net of tax) for the three and nine months ended October 29, 2005, respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

Historically, for pro forma reporting purposes, the Company had followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions. Under this approach, the Company recognized compensation expense over the vesting period of the award. If an employee retired before the end of the vesting period, any remaining unrecognized compensation cost was recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant.  Had the Company applied the non-substantive vesting period approach for retirement eligible employees, there would not have been an impact to our reported pro forma income per common share for the three or nine months ended October 29, 2005. In accordance with SFAS No. 123(R), beginning in Fiscal 2006, the Company applies the non-substantive vesting period approach to new stock award grants that have retirement eligibility provisions.

As a result of adopting SFAS No. 123(R) on January 29, 2006, the Company's income before income taxes and net income were higher by $2.7 million and $1.7 million, respectively, for the three months ended October 28, 2006, than if the Company had continued to account for share-based compensation under APB No. 25. Net income per basic and diluted common share are each higher by $0.01 for the three months ended October 28, 2006 than if the Company had not adopted SFAS No. 123(R). The increase in income before income taxes and net income is a result of lower expense being recognized for performance-based restricted stock awards, partially offset by employee stock option award expense that was not recognized under APB No. 25. The lower performance-based restricted stock expense recognized in accordance with SFAS No. 123(R) is a result of recognizing compensation cost based on the grant date fair value of the awards, rather than based on the closing price of the Company's common stock at the end of each reporting period as required by APB No. 25.

For the nine months ended October 28, 2006, as a result of adopting SFAS No. 123(R) the Company's income before income taxes and net income were lower by $1.7 million and $1.1 million, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.  The adoption of SFAS No. 123(R) had a nominal impact on net income per basic and diluted share for the nine months ended October 28, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the nine months ended October 28, 2006, the $15.5 million excess tax benefit from the exercise of stock options classified as a financing cash flow would have been classified as an operating cash flow if the company had not adopted SFAS No. 123(R).

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

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	October 29, 2005	October 29, 2005
Net income, as reported	$73,320	$186,612
Add: stock option compensation expense included in reported net income, net of tax	(461)	82
Less: total stock option compensation expense determined under fair value method, net of tax	(2,065)	(6,609)
Pro forma net income	$70,794	$180,085

Basic income per common share:
As reported	$0.32	$0.81
Pro forma	$0.31	$0.79

Diluted income per common share:
As reported	$0.31	$0.79
Pro forma	$0.30	$0.77

Share-based compensation plans

1994 Stock Option Plan

On February 10, 1994, the Company's Board of Directors adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provided for the grant of 12,150,000 incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 24,300,000 shares. Additionally, the amendment provided that the maximum number of options that may be granted to any individual may not exceed 8,100,000 shares. The options granted under the 1994 Plan were approved by the Compensation Committee of the Board of Directors, primarily vest over five years, and expire ten years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the "1999 Plan") was approved by the stockholders on June 8, 1999. The 1999 Plan authorized 18,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 33,000,000. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 9,000,000 shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock splits) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock options grants in June 2005. Through October 28, 2006, 33,159,233 non-qualified stock options and 6,708,369 shares of restricted stock were granted under the 1999 Plan to employees and certain non-employees (without considering cancellations to date of awards for 7,746,721 shares). Approximately 33% of the options granted were to vest over eight years after the date of grant but were accelerated as the Company met annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years and the remaining grants vest over one year. All options expire after ten years. Performance-based restricted stock was earned if the Company met established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Stock Award and Incentive Plan (the "2005 Plan") was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18,375,000 shares for issuance, of which 6,375,000 shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12,000,000 shares are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6,000,000 shares per year plus the amount of the unused annual limit of the previous year. The 2005 Plan allows the Compensation Committee to determine which employees receive awards and the terms and conditions of these awards. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through October 28, 2006, 2,745,523 non-qualified stock options, 1,382,679 shares of restricted stock and 53,613 shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 210,000 shares). Approximately 98% of the options granted under the 2005 Plan vest over three years and 2% vest over five years. Options were granted for ten and seven-year terms. Approximately 93% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 7% of the restricted stock awards are time-based and vest over three years.

Stock Option Grants

A summary of the Company's stock option activity for the nine months ended October 28, 2006 under all plans follows:

	Nine Months Ended
	October 28, 2006 (1)
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding - January 29, 2006	13,507,365	$8.15
Granted	2,592,523	$18.35
Exercised (2)	(3,198,421)	$6.74
Cancelled	(335,033)	$15.44
Outstanding - October 28, 2006	12,566,434	$10.42	5.8	$251,667
Exercisable - October 28, 2006	8,154,364	$7.63	5.5	$185,933
(1) As of October 28, 2006, the Company had 9,911,247 shares available for stock option grants.
(2) Options exercised during the nine months ended October 28, 2006 ranged in price from $0.85 to $18.03.

The weighted-average grant date fair value of stock options granted during the three and nine months ended October 28, 2006 was $25.28 and $18.35, respectively, and $17.04 and $17.78 for options granted during the three and nine months ended October 29, 2005, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended October 28, 2006 was $34.0 million and $55.4 million, respectively, and $3.0 million and $88.0 million for options exercised during the three and nine months ended October 29, 2005, respectively.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
Black-Scholes Option Valuation Assumptions	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Risk-free interest rates (1)	4.9%	3.8%	4.9%	3.8%
Dividend yield	1.0%	1.2%	1.0%	1.2%
Volatility factors of the expected market price of the Company's common stock (2)	41.3%	38.0%	41.3%	38.0%
Weighted-average expected term (3)	4.5 years	5.0 years	4.5 years	5.0 years
Expected forfeiture rate (4)	8%	14%	8%	14%
(1) Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)  For the three and nine months ended October 28, 2006, expected stock price volatility is based on a combination of historical volatility of the Company's common stock and implied volatility. Prior to the adoption of SFAS No. 123(R), expected stock price volatility was estimated using only historical volatility.

(3)  Represents the period of time options are expected to be outstanding. The weighted average expected option term for the three and nine months ended October 28, 2006 was determined using the "simplified method" as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB No. 107"). The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options. The weighted average expected option term for the three and nine months ended October 29, 2005 is based upon historical experience.

(4) Based upon historical experience.

Cash received from the exercise of stock options was $11.3 million and $21.6 million for the three and nine months ended October 28, 2006, respectively, and $1.9 million and $45.8 million for the three and nine months ended October 29, 2005, respectively. The actual tax benefit realized from stock option exercises totaled $11.6 million and $19.4 million for the three and nine months ended October 28, 2006, respectively, and $0.2 million and $34.3 million for the three and nine months ended October 29, 2005, respectively.

As of October 28, 2006, there was $18.2 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Grants

Under the 2005 Plan, the fair value of restricted stock awards is based on the closing market price of the Company's common stock on the date of grant.  A summary of the activity of the Company's restricted stock is presented in the following tables.

	Nine Months Ended
	October 28, 2006
Time-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	90,000	$9.63
Granted	93,000	$20.02
Vested	(45,000)	$9.63
Cancelled	-	-
Nonvested - October 28, 2006	138,000	$16.63

(1)  Nonvested time-based restricted stock at January 29, 2006 is related to an award that was issued under the 1999 Plan.  Under this plan, time-based awards were valued using the average of the high and low market price of the Company's common stock on the date of grant.

	Nine Months Ended
	October 28, 2006
Performance-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	1,050,036	$17.36
Granted	1,089,429	$17.88
Vested	(1,050,036)	$17.36
Cancelled	(38,100)	$16.98
Nonvested - October 28, 2006	1,051,329	$17.91

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

As of October 28, 2006, there was $8.5 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of nine months.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	October 28, 2006	January 28, 2006	October 29, 2005
Property and equipment, at cost	$801,861	$667,023	$642,314
Less: Accumulated depreciation and amortization	(360,993)	(321,505)	(303,319)
Net property and equipment	$440,868	$345,518	$338,995

5. Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$100,945	$73,320	$237,200	$186,612
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	354	(1,547)	310	(1,950)
Reclassification adjustment for losses realized in net income due to the sale of available-for-sale securities, net of tax	22	-	315	99
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	-	-	(177)	-
Foreign currency translation adjustment	595	5,844	2,671	5,998
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	-	-	878	-
Other comprehensive income	971	4,297	3,997	4,147
Total comprehensive income	$101,916	$77,617	$241,197	$190,759

6. Income Taxes

For the three and nine months ended October 28, 2006, the effective tax rate used for the provision of income tax approximated 38% and 39%, respectively. For the three and nine months ended October 29, 2005, the effective tax rate used for the provision of income tax approximated 38% and 37%, respectively. The higher effective tax rate for the nine months ended October 28, 2006 is primarily due to state tax credits received during the three months ended July 30, 2005, which had the effect of lowering the effective tax rate during the nine months ended October 29, 2005.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the "Act") affects a company's accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and that meet certain requirements. During the three months ended July 29, 2006, the Company repatriated $83.4 million as extraordinary dividends from its Canadian subsidiaries. As a result of the repatriation, the Company recognized total income tax expense of $4.4 million, of which $3.8 million was recorded during Fiscal 2005 and $0.6 million was recorded during the six months ended July 29, 2006.

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

7. Assets Held-for-Sale and Discontinued Operations

On January 27, 2006, the Company entered into an asset purchase agreement (the "Agreement") with 6510965 Canada Inc. (the "NLS Purchaser"), a privately held Canadian company, for the sale of certain assets of National Logistics Services ("NLS"). During February 2006, the Company completed this transaction with an effective date of February 28, 2006. In accordance with SFAS No. 144, the accompanying Consolidated Balance Sheets as of January 28, 2006 and October 29, 2005 reflect the assets subject to the Agreement as held-for-sale. As of April 29, 2006, there were no remaining assets related to NLS. An impairment loss of $0.6 million was recorded in selling, general and administrative expenses on the Company's Consolidated Statement of Operations during Fiscal 2005 to record these assets at their fair value less costs to sell. Additionally, a $0.3 million loss was recorded in cost of sales during the three months ended July 29, 2006 to record the obligation related to the remaining lease term at a former NLS distribution sub-center location. These losses were partially offset by a $0.1 million adjustment to the fair value of the assets upon final disposition, which was recorded in selling, general and administrative expenses during the six months ended July 29, 2006.

During December 2004, the Company completed its disposition of Bluenotes to 6295215 Canada Inc. (the "Bluenotes Purchaser"). The transaction had an effective date of December 5, 2004. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes' results of operations as discontinued operations for all periods presented. Amounts in the Company's Consolidated Balance Sheets, including total assets of $0.4 million at October 29, 2005, have not been reclassified to reflect Bluenotes as discontinued operations. As of January 28, 2006, there were no remaining assets related to Bluenotes.

The Company received approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. The transaction resulted in an after-tax loss of $4.8 million, or $0.02 per diluted share, during Fiscal 2004 and was partially offset by net income from the disposition of $0.4 million during Fiscal 2005. Additionally, during Fiscal 2005, the Company recorded a $6.0 million income tax benefit related to the completion of the Bluenotes' disposition. At this time, the realization of the aforementioned income tax benefit is uncertain. As a result, the Company has recorded a valuation reserve for the full amount.

8. Contingencies

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, the Company provided guarantees related to two store leases that were assigned to the Bluenotes Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.2 million as of October 28, 2006. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes' Asset Purchase Agreement.

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

10. Subsequent Events

On November 13, 2006, the Company's Board of Directors approved a three-for-two stock split. This stock split will be distributed on December 18, 2006, to stockholders of record on November 24, 2006.  All share amounts and per share data presented herein have been restated to reflect this stock split.

Subsequent to the third quarter of Fiscal 2006, the Company repurchased 1.2 million shares of its common stock under the November 15, 2005 repurchase authorization. These shares were repurchased for approximately $38.2 million, at a weighted average share price of $31.83. As of November 30, 2006, the Company had approximately 1.1 million shares remaining authorized for repurchase.  See Note 2 of the Consolidated Financial Statements for additional information regarding our repurchase program.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the three and nine-month periods ended October 28, 2006 and October 29, 2005, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 28, 2006 and October 29, 2005, and the related consolidated statements of operations and retained earnings for the three and nine-month periods ended October 28, 2006 and October 29, 2005 and the consolidated statements of cash flows for the nine-month periods ended October 28, 2006 and October 29, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 28, 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated March 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set fourth in the accompanying consolidated balance sheet as of January 28, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 28, 2006

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

  the planned opening of the remaining nine American Eagle stores in the United States and one MARTIN + OSA store in the United States during Fiscal 2006;

  the planned opening of approximately 45 American Eagle stores in the United States and Canada and 15 MARTIN + OSA stores in the United States during Fiscal 2007;

  the completion of remodeling at 24 additional American Eagle stores in the United States during Fiscal 2006;

  the selection of approximately 50 American Eagle stores in the United States and Canada for remodeling during Fiscal 2007;

  the completion of improvements and expansion at our distribution centers;

  the completion of the construction of our new corporate headquarters and data center;

  the success of our new brand concept, MARTIN + OSA;

  the success of our new intimates sub-brand, aerie by American Eagle;

  the expected payment of a dividend in future periods; and

  the possibility of growth through acquisitions and/or internally developing additional new brands.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2005 Annual Report on Form 10-K.  Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

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

Gross profit - Gross profit measures whether we are appropriately optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

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

Results of Operations

Overview

 We achieved our eleventh consecutive quarter of record sales and earnings during the three months ended October 28, 2006 (the "third quarter"), compared to corresponding prior periods. On-trend assortments and well managed inventories led to historically high third quarter gross margin and operating margin rates. An increase in other income, net also contributed to improved profitability during the third quarter. These improvements were partially offset by an increase in selling, general and administrative expenses as a percent to net sales.

Net sales for the third quarter increased approximately 20% to $696.3 million and our comparable store sales increased 13%. Our gross profit margin increased 280 basis points to a rate of 49.2%, driven by a higher merchandise margin and lower buying, occupancy and warehousing costs as a percent to net sales.  Selling, general and administrative expenses increased as a percent to net sales by 70 basis points to 24.4% primarily due to increases in incentive compensation, including stock option expense, and costs for branded packaging as well as increased expenses related to MARTIN + OSA. We achieved a record high third quarter operating margin of 21.9%. Net income increased 38% to $100.9 million, or 14.5% as a percent to net sales.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)
	50.8	53.6	52.2	53.7
Gross profit	49.2	46.4	47.8	46.3
Selling, general and administrative expenses	24.4	23.7	24.7	24.4
Depreciation and amortization expense	2.9	3.2	3.3	3.6
Operating income	21.9	19.5	19.8	18.3
Other income, net	1.3	0.7	1.4	0.8
Income before income taxes	23.2	20.2	21.2	19.1
Provision for income taxes	8.7	7.6	8.2	7.2
Income from continuing operations, net of tax	14.5	12.6	13.0	11.9
Income from discontinued operations, net of tax	-	-	-	-
Net income	14.5%	12.6%	13.0%	11.9%

The following table shows our consolidated store data for the nine months ended October 28, 2006 and October 29, 2005.

	Nine Months Ended
	October 28, 2006	October 29, 2005
Number of stores:
Beginning of period	869	846
Opened	41	30
Closed	(4)	(10)
End of period	906	866

Total gross square feet at end of period	5,064,771	4,729,612

As a result of the Bluenotes disposition during Fiscal 2004, our operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes our 902 U.S. and Canadian retail stores, ae.com and our four MARTIN + OSA retail stores. At the end of the current period, MARTIN + OSA was determined to be immaterial for classification as a separate reportable segment.

Adoption of New Accounting Standard

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value of the equity or liability instruments issued.  On January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method. Prior to this adoption, we accounted for share-based payments to employees under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123.  No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations for the nine months ended October 29, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS No. 123(R) on January 29, 2006, our  income before income taxes and net income were higher by $2.7 million and $1.7 million, respectively, for the three months ended October 28, 2006, than if we had continued to account for share-based compensation under APB No. 25.  Net income per basic and diluted common share are each higher by $0.01 for the three months ended October 28, 2006 than if we had not adopted SFAS No. 123(R).  The increase in income before income taxes and net income is a result of lower expense being recognized for performance-based restricted stock awards, partially offset by employee stock option award expense that was not recognized under APB No. 25. The lower performance-based restricted stock expense recognized in accordance with SFAS No. 123(R) is a result of recognizing compensation cost based on the grant date fair value of the awards, rather than based on the closing price of our common stock at the end of each reporting period as required by APB No. 25.

For the nine months ended October 28, 2006, as a result of adopting SFAS No. 123(R) our income before income taxes and net income were lower by $1.7 million and $1.1 million, respectively, than if we had continued to account for share-based compensation under APB No. 25. The adoption of SFAS No. 123(R) had a nominal impact on net income per basic and diluted share for the nine months ended October 28, 2006.

As of October 28, 2006, we had $18.2 million and $8.5 million of unrecognized compensation expense related to nonvested stock option awards and nonvested restricted stock awards, respectively. This unrecognized compensation expense is expected to be recognized over the weighted average periods of 1.5 years for stock options awards and nine months for restricted stock awards.

For additional information on our adoption of SFAS No. 123(R), see Note 3 of the Consolidated Financial Statements.

Comparison of the three months ended October 28, 2006 to the three months ended October 29, 2005

Net Sales

Net sales increased approximately 20% to $696.3 million from $580.5 million. The sales increase was due to a 13% comparable store sales increase as well as a 7% increase in gross square footage. The gross square footage increase consisted primarily of the addition of 40 new stores, net of seven closings. The comparable store sales increase was driven by strong customer acceptance of our assortments as well as positive store traffic. As a result, we experienced a high single-digit increase in our transaction value, driven by a high single-digit increase in units per transaction and an increase in our average unit retail price. Lower markdowns, reflecting less promotional activity and a strong full-priced business, contributed to a low single-digit increase in our average unit retail price. Comparable store sales increased 13% in the men's business and 12% in the women's business over last year.

Gross Profit

Gross profit increased 27% to $342.5 million from $269.4 million.  As a percent to net sales, gross profit improved by 280 basis points to a historically high third quarter rate of 49.2% from 46.4% last year. The percentage increase was primarily attributed to a 250 basis point improvement in merchandise margin and a 30 basis point reduction in buying, occupancy and warehousing costs. Our merchandise margin increased for the period primarily due to lower markdowns as well as an improved markon, partially offset by an increase in design costs and the impact of presenting the cost of merchandise sell-offs and the related proceeds on a gross basis (see Note 2 of the Consolidated Financial Statements). Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial. Buying, occupancy and warehousing costs declined as a percent to net sales primarily due to an improvement in rent expense. Share-based payment expense included in gross profit increased to approximately $1.3 million compared to $1.0 million last year due to our adoption of SFAS No. 123(R) at the beginning of Fiscal 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23% to $170.0 million from $137.8 million, rising 70 basis points as a percent to net sales to 24.4% from 23.7% last year. Increases in incentive compensation, including stock options; costs for branded packaging; MARTIN + OSA expenses; and severance expense as a percent to net sales were partially offset by improvements in advertising costs as well as store payroll as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $6.3 million compared to $3.0 million last year primarily due to our adoption of SFAS No. 123(R).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 2.9% for the third quarter compared to 3.2% for the corresponding period last year as a result of the positive comparable store sales increase. Depreciation and amortization expense increased to $20.0 million compared to $18.7 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $9.1 million from $4.5 million primarily due to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment returns. Beginning in the second quarter of Fiscal 2006, we record gift card service fee income in other income, net. These amounts were previously recorded as a reduction to selling, general and administrative expenses. For the three months ended October 28, 2006, we recorded gift card service fee income of $0.4 million, and reclassified $0.4 million for the three months ended October 29, 2005 from selling, general and administrative expenses to other income, net.

Provision for Income Taxes

The effective tax rate was unchanged for the third quarter at approximately 38% compared to the corresponding period last year.

Net Income

Net income increased 38% to $100.9 million, or 14.5% as a percent to net sales, from $73.3 million, or 12.6% as a percent to net sales last year. Net income per diluted common share increased to $0.44 from $0.31 in the prior year. The increase in net income was attributable to the factors noted above.

Comparison of the nine months ended October 28, 2006 to the nine months ended October 29, 2005

Net Sales

Net sales increased approximately 17% to $1.821 billion from $1.553 billion. The sales increase was due to a 10% comparable store sales increase as well as a 7% increase in gross square footage. The gross square footage increase consisted primarily of the addition of 40 new stores, net of seven closings. The comparable store sales increase was driven by strong customer acceptance of our assortments as well as positive store traffic. As a result, we experienced a high single-digit increase in the number of units sold per average store and a mid single-digit increase in the number of transactions per average store. Our average transaction value increased in the high single-digits, due to a mid single-digit increase in the number of units per transaction as well as an increase in our average unit retail price. A change in product mix contributed to a low single-digit increase in our average unit retail price. Comparable store sales increased 12% in the men's business and 9% in the women's business.

Gross Profit

Gross profit increased 21% to $870.8 million from $719.5 million.  As a percent to net sales, gross profit improved by 150 basis points to 47.8% from 46.3%. The percentage increase was primarily attributed to a 100 basis point improvement in merchandise margin and a 50 basis point reduction in buying, occupancy and warehousing costs. Our merchandise margin increased for the period primarily due to lower markdowns as well as an improved markon, partially offset by an increase in the shrinkage reserve as a result of a physical inventory during the three months ended July 29, 2006 and an increase in design costs. Buying, occupancy and warehousing costs declined as a percent to net sales primarily due to an improvement in rent expense. Share-based payment expense included in gross profit increased to approximately $4.5 million compared to $3.9 million last year due to our adoption of SFAS No. 123(R) at the beginning of Fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19% to $449.9 million from $378.6 million, rising 30 basis points as a percent to net sales to 24.7% from 24.4%. Incremental expenses for MARTIN + OSA, an increase in costs for branded packaging and severance expense contributed to the higher rate. These increases were partially offset by improvements in store payroll as well as advertising costs as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $19.3 million compared to $11.5 million last year primarily due to our adoption of SFAS No. 123(R).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.3% from 3.6% due to the comparable store sales increase. Depreciation and amortization expense increased to $60.9 million compared to $55.4 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $26.1 million from $12.9 million primarily due to increased investment income resulting from higher cash and investment balances this year compared to last year as well as improved investment returns. Included in other income, net for the nine months ended October 28, 2006 is a $3.5 million realized capital gain related to investments that were classified as trading securities prior to being sold during the three months ended July 29, 2006. Beginning in the second quarter of Fiscal 2006, we record gift card service fee income in other income, net. These amounts were previously recorded as a reduction to selling, general and administrative expenses. For the nine months ended October 28, 2006 the Company recorded gift card service fee income of $1.5 million, and reclassified $1.4 million for the nine months ended October 29, 2005 from selling, general and administrative expenses to other income, net.

Provision for Income Taxes

The effective tax rate increased to approximately 39% from approximately 37% last year. The increase in the effective tax rate is primarily due to state tax credits received during the three months ended July 30, 2005, which had the effect of lowering the effective tax rate for the nine months ended October 29, 2005.

Net Income

Net income increased 27% to $237.2 million, or 13.0% as a percent to net sales, from $186.6 million, or 11.9% as a percent to net sales last year. Net income per diluted common share increased to $1.04 from $0.79 in the prior year. The increase in net income was attributable to the factors noted above.

Income Taxes

Income tax accruals of $18.2 million and $4.3 million were recorded at October 28, 2006 and October 29, 2005, respectively. As of October 28, 2006, we had recorded tax reserves of approximately $19.4 million. For the three and nine months ended October 28, 2006, the effective tax rate used for the provision of income tax approximated 38% and 39%, respectively. For the three and nine months ended October 29, 2005, the effective tax rate used for the provision of income tax approximated 38% and 37%, respectively.

As of October 28, 2006, we had a deferred tax asset of $1.4 million relating to certain state tax credits that can be used to offset state income tax. The credits will expire over a period from July 2011 to July 2014. No valuation allowance has been provided against this deferred tax asset as our management believes that it is more likely than not that the benefit of this asset will be realized prior to the expiration dates of the tax credits.

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

The following sets forth certain measures of our liquidity:

	October 28, 2006	January 28, 2006	October 29, 2005
Working capital (in thousands)	$813,796	$725,294	$663,174
Current ratio	3.06	3.06	3.15

Net cash provided by operating activities from continuing operations totaled $428.4 million for the nine months ended October 28, 2006. Our major sources of cash from operations were merchandise sales as well as proceeds from the sale of trading securities. Our primary outflows of cash for operations were for the purchase of inventory and the payment of operational costs.

Investing activities for the nine months ended October 28, 2006 included $199.8 million for the net purchase of investments classified as available-for-sale and $161.5 million for capital expenditures, partially offset by $12.3 million of proceeds from the sale of NLS assets. The capital expenditures for the nine months ended October 28, 2006 included $59.8 million related to investments in our stores, including 41 new stores in the United States and Canada as well as 41 remodeled stores in the United States and Canada. The remaining capital expenditures were primarily related to the construction of an addition to our Ottawa, Kansas distribution center, the purchase and construction of our new corporate headquarters in Pittsburgh, Pennsylvania and information technology upgrades at our home office, including the construction of a new data center.

We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to five years and an expected rate of return of approximately a 5.5% taxable equivalent yield.  We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market.

Cash used for financing activities resulted primarily from $83.9 million used for the repurchase of common stock and $44.9 million used for the payment of dividends, partially offset by $21.6 million in proceeds from stock option exercises during the period and $2.0 million in proceeds from the PIDA loan (as discussed below).

During the third quarter, we entered into an agreement with the Pennsylvania Industrial Development Authority ("PIDA") to borrow approximately $2.2 million with a fixed interest rate of 3.25% (the "PIDA loan"). The proceeds from the PIDA loan are restricted for construction costs related to our new home office building in Pittsburgh, Pennsylvania. Amounts due under this agreement are recorded within other non-current liabilities on the Consolidated Balance Sheet. Payments on the loan are to begin during the fourth quarter of Fiscal 2006 and will continue through the time of maturity on October 1, 2021. As of October 28, 2006, we had received approximately $2.0 million of the proceeds. We expect to receive the remaining $0.2 million of proceeds in Fiscal 2007, upon satisfaction of terms expressed within the PIDA loan agreement.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the nine months ended October 28, 2006, the $15.5 million excess tax benefit from the exercise of stock options is classified as a financing cash flow.

During the second quarter of Fiscal 2006, we received temporary increases in the amounts available for letters of credit under our two letter of credit facilities. These increases will remain in place until December 31, 2006 and will be used to support commitments for merchandise inventory purchases. We currently have a $130.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit (the "line"), which can be used for letters of credit and/or direct borrowing, totaling $170.0 million (the "facility"). The interest rate is at the lender's prime lending rate (8.25% at October 28, 2006) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At October 28, 2006, letters of credit in the amount of $110.2 million were outstanding on this facility, leaving a remaining available balance of $59.8 million. We also have an uncommitted letter of credit facility for $100.0 million with a separate financial institution. At October 28, 2006, letters of credit in the amount of $74.3 million were outstanding on this facility, leaving a remaining available balance of $25.7 million.

During the third quarter of Fiscal 2006, our Board of Directors (our "Board") declared a quarterly cash dividend of $0.075 per share, which was paid on October 6, 2006. Subsequent to the third quarter of Fiscal 2006, our Board declared a quarterly cash dividend of $0.075 per share, payable on January 4, 2007 to stockholders of record at the close of business on December 21, 2006. The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

During Fiscal 2005, we repurchased 10.5 million shares of our common stock under various repurchase authorizations made by our Board. At the beginning of Fiscal 2006, 5.3 million shares remained authorized for repurchase under the November 15, 2005 authorization (the "authorization"). During the third quarter, we repurchased 3.0 million shares of our common stock under the authorization for approximately $76.3 million at a weighted average share price of $25.41. As of October 28, 2006, we had approximately 2.3 million shares remaining authorized for repurchase. Subsequent to the third quarter of Fiscal 2006, we repurchased approximately 1.2 million shares of our common stock under the authorization. These shares were repurchased for approximately $38.2 million, at a weighted average share price of $31.83. As of November 30, 2006, we had approximately 1.1 million shares remaining authorized for repurchase. The repurchase of the remaining shares will occur at our discretion.

During the nine months ended October 28, 2006 and October 29, 2005, we repurchased approximately 0.4 million shares and 0.5 million shares, respectively, from certain employees at market prices totaling approximately $7.6 million and $10.5 million, respectively, for the payment of taxes in connection with the vesting of share-based payments as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.  The aforementioned share repurchases have been recorded as treasury stock.

Cash flows of discontinued operations, including operating, investing and financing activities, are presented separately from cash flows from continuing operations in the Consolidated Statements of Cash Flows. The absence of the cash flows from discontinued operations is not expected to materially affect our future liquidity or capital resources.

We expect capital expenditures for Fiscal 2006 to be approximately $215 million.  These capital expenditure will include the construction of 51 new stores in the United States and Canada and the remodeling of 65 stores in the United States and Canada, as well as construction at our Ottawa, Kansas distribution center, the purchase and construction of our new corporate headquarters in Pittsburgh, Pennsylvania and information technology upgrades at our home office, including the construction of a new data center.  As of October 28, 2006, $161.5 million of the Fiscal 2006 capital expenditures had been incurred.

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

Share-Based Payments

We account for share-based payments in accordance with the provisions of SFAS No. 123(R). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the "expected term"), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.

We calculate a weighted-average expected term using the "simplified method" as allowed by SAB No. 107. The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options.  Expected stock price volatility is based on a combination of historical volatility of our common stock and implied volatility. We chose to use a combination of historical and implied volatility as we believe that this combination is more representative of future stock price trends than historical volatility alone. Estimated forfeitures are calculated based on historical experience. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the "Management"), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 28, 2006, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS.

In addition to the updated risk factors below, risk factors that affect our business and financial results are discussed within Item 1A of our Annual Report on Form 10-K for the year ended January 28, 2006.

Our ability to continue our current level of sales and earnings growth

With our Fiscal 2006 third quarter, we achieved 11 consecutive quarters of record high sales and earnings. Our gross margin and operating margin rates are also at historic highs and substantially exceed most of our industry peers. This performance has led to recent historic high trading prices for our common stock. It is difficult to maintain this level of performance and to continue to reach higher levels. However, we have growth initiatives that we are pursuing to achieve our goal of increasing earnings by at least 15% per year over the long term. Nonetheless, our product offerings are constantly changing and our success is directly dependent on customer acceptance of these new offerings. If our future product offerings are not as well accepted by our customers, our financial performance may decline until we are able to improve our product. A decline in our financial performance could result in a decline in the price of our common stock.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2007, we plan to open approximately 45 new American Eagle stores in the U.S. and Canada and 15 MARTIN + OSA stores.  Additionally, we plan to remodel or expand approximately 50 existing American Eagle stores during Fiscal 2007. Accomplishing our new and existing store expansion goals will depend upon a number of  factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to grow through the internal development of new brands

We launched our new brand concept, MARTIN + OSA, during the third quarter of Fiscal 2006 and our new intimates sub-brand, aerie by American Eagle, during the second quarter of Fiscal 2006.  Our ability to succeed in these new brands requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended October 28, 2006.
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
Month #1 (July 30, 2006 through August 26, 2006)	2,061,198	$24.87	2,061,198	3,188,802
Month #2 (August 27, 2006 through September 30, 2006)	938,802	$26.59	938,802	2,250,000
Month #3 (October 1, 2006 through October 28, 2006)	600	$29.22	-	2,250,000

Total	3,000,600	$25.41	3,000,000	2,250,000

(1)	All shares repurchased during Month #1 and Month #2 were repurchased as part of our publicly announced share repurchase program. All shares repurchased during Month #3 were repurchased from certain employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	On November 15, 2005, our Board authorized the repurchase of 6,750,000 shares of our common stock. During Fiscal 2005, 1,500,000 shares were repurchased under this authorization. During the three and nine months ended October 28, 2006, an additional 3,000,000 shares were repurchased.

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

Dated November 30, 2006

American Eagle Outfitters, Inc.
(Registrant)

 /s/ James V. O'Donnell

James V. O'Donnell
Chief Executive Officer

(Principal Executive Officer)

 /s/ Joan Holstein Hilson

Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand

(Principal Financial Officer and Principal Accounting Officer)