Form 10-K
period 2007-02-03
AMERICAN EAGLE OUTFITTERS INC
filed 2007-04-04
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2007

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33338

American Eagle Outfitters, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 13-2721761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Thorn Hill Drive, Warrendale, PA	15086-7528
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 776-4857

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $0.01 par value	New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES [X]    NO [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Act.    YES [    ]    NO [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES [    ]    NO [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2006 was $4,125,890,813.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 220,145,869 Common Shares were outstanding at March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Proxy Statement for 2007 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC. TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

General

American Eagle Outfitters, Inc., a Delaware corporation, is a leading retailer that operates under the American Eagle Outfitters® and MARTIN + OSATM brands.

American Eagle Outfitters designs, markets and sells its own brand of laidback, current clothing targeting 15 to 25 year-olds, providing high-quality merchandise at affordable prices. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. American Eagle® also distributes merchandise via its e-commerce operation (“ae.com”) which offers additional sizes, colors and styles of favorite AE® merchandise and ships to 41 countries around the world. AE’s original collection includes standards like jeans and graphic Ts, as well as essentials like accessories, outerwear, footwear, basics and swimwear under our American Eagle Outfitters, American Eagle and AE brand names. During Fiscal 2006, American Eagle launched its new intimates sub-brand, aerieTM by American Eagle (“aerie”). The aerie collection of dormwear and intimates includes bras, undies, camis, hoodies, robes, boxers and sweats for the AE girl.

We also introduced MARTIN + OSA, a new sportswear concept targeting 25 to 40 year-old women and men, in the fall of 2006. MARTIN + OSA carries apparel, accessories and footwear, using denim and sport inspiration to design fun and sport back into sportswear.

As used in this report, all references to “we,” “our,” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE,” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores, including the aerie sub-brand and ae.com. “MARTIN + OSA” refers to our new sportswear concept launched during Fiscal 2006. “Bluenotes” refers to the Bluenotes/Thriftys specialty apparel chain which we operated in Canada prior to its disposition during Fiscal 2004.

As of February 3, 2007, we operated 906 American Eagle Outfitters stores in the United States and Canada (including three aerie stand-alone stores) and five MARTIN + OSA stores.

In December 2004, we completed the disposition of Bluenotes to 6295215 Canada Inc. (the “Bluenotes Purchaser”), a privately held Canadian company. As a result, our Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented. See Note 9 of the Consolidated Financial Statements for additional information regarding this transaction.

In January 2006, we entered into an agreement to sell certain assets of National Logistics Services (“NLS”) to 6510965 Canada Inc. (the “NLS Purchaser”), a privately held Canadian company. The sale of these assets was completed in February 2006, at which time we exited our NLS operations. As a result, our Consolidated Balance Sheets reflect the assets subject to the agreement as held-for-sale for all periods presented. See Note 9 of the Consolidated Financial Statements for additional information regarding this transaction.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ending January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” and “Fiscal 2004” refer to the 52 week periods ended January 28, 2006 and January 29, 2005, respectively.

Information concerning our business segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

AMERICAN EAGLE OUTFITTERS	PAGE 1

Growth Strategy

During Fiscal 2006, we made significant progress on our key growth initiatives. As we enter Fiscal 2007, we remain focused on several well-defined strategies that we have in place to grow our business and sustain our financial performance. Our primary growth strategies are focused on the following key areas of opportunity:

Real Estate

We are continuing the expansion of our brands throughout the United States and Canada. At the end of Fiscal 2006, we operated in all 50 states, the District of Columbia, Puerto Rico and Canada. During Fiscal 2006, we opened 50 new stores, consisting of 41 U.S. AE stores, one Canadian AE store, three aerie stand-alone stores and five MARTIN + OSA stores. These store openings, offset by eight AE store closings, increased our total store base by approximately 5% to 911 stores. Additionally, our gross square footage increased by approximately 8% during Fiscal 2006, with approximately 5% attributable to new store openings and the remaining 3% attributable to the incremental square footage from 65 store remodels.

During Fiscal 2006, we continued to grow in the western and southeastern U.S. with 66% of our AE store openings in those regions. Approximately 50% of our U.S. AE store base is located in those two regions.

During Fiscal 2006, we increased our total Canadian AE store base to 72 stores. We remain pleased with the results of our American Eagle expansion into Canada and look to a long-term potential of approximately 80 AE stores across the country. In addition to the AE stores, we believe that there are opportunities to open aerie stand-alone stores in Canada.

In Fiscal 2007, we plan to open 45 to 50 new AE stores, at least 15 new aerie stand-alone stores and approximately 12 new MARTIN + OSA stores. Additionally, we plan to remodel approximately 45 existing AE stores. Our square footage growth is expected to be 10%. We believe that there are attractive retail locations where we can continue to open American Eagle stores in enclosed regional malls, urban areas and lifestyle centers.

The table below shows certain information relating to our historical store growth in the U.S. and Canada:

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
Stores at beginning of period	869	846	805	753	678
Stores opened during the period*	50	36	50	59	79
Stores closed during the period *	(8)	(13)	(9)	(7)	(4)
Total stores at end of period **	911	869	846	805	753

* Stores closed during Fiscal 2005 include one AE store closed due to Hurricane Katrina, as well as one AE store closed due to a fire. The store closed due to fire was reopened during Fiscal 2006 and is included in stores opened during that period.

** Fiscal 2005 ending store count includes one AE store that was temporarily closed due to Hurricane Katrina, which reopened during February 2006.

We continue to remodel our older AE stores into our current store format. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process, to approximately 6,000 to 6,500 square feet, either within their existing location or by upgrading the store location within the mall. We believe the larger format can better accommodate our expansion of merchandise categories. We select stores for expansion or relocation based on market demographics and store volume forecasts. During Fiscal 2006, we remodeled 63 stores in the U.S. and two stores in Canada to the current store design. Of the 65 remodeled stores, 32 stores were expanded in place, 32 stores were relocated to a larger space within the mall and one store was refurbished as further discussed below. As of February 3, 2007, approximately 88% of all American Eagle stores in the U.S. are in our current store format.

PAGE 2	ANNUAL REPORT 2006

We maintain a store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and certain new fixtures. This program provides a cost effective update for our lower volume stores.

Destination AE

Under our Destination AE initiative, we believe that we can leverage the success we have had in making American Eagle the denim destination brand and increase market share in other brand-defining key categories. In Fiscal 2007, we expect to build upon this success by continuing to focus on knit tops, including men’s and women’s polos and graphic Ts and women’s tank tops. Additionally, we believe that our customer loyalty program, the AE All-Access Pass, helps us to continue making AE a destination for our customers. This program gives us a direct, one-on-one connection with our best customers and allows us to develop a relationship with these customers while rewarding brand loyalty.

aerie by American Eagle

In the fall of 2006, we launched our new intimates sub-brand, aerie by American Eagle, which targets our core AE customers. The aerie collection of dormwear and intimates includes bras, undies, camis, hoodies, robes, boxers and sweats for the AE girl. It is intended to drive store productivity by expanding the product categories and building upon our experience. The aerie collection is offered in all American Eagle stores, including 18 side-by-side stores, three stand-alone stores and on ae.com. Based on the positive customer response to aerie, we are expanding our real estate strategy and plan to open at least 15 stand-alone stores during Fiscal 2007.

ae.com

American Eagle sells merchandise via its e-commerce operation, ae.com, which is an extension of the lifestyle that we convey in our stores. During Fiscal 2006, ae.com expanded its international shipping to 41 countries, providing an opportunity to grow in regions where we do not currently have store locations. We are continuing to focus on the growth of ae.com through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, unique online content and targeted marketing strategies.

MARTIN + OSA

During Fiscal 2006, we opened five MARTIN + OSA stores. MARTIN + OSA, a new sportswear concept targeting 25 to 40 year-old women and men, carries apparel, accessories and footwear, designed using denim and sport inspiration. We expect to open approximately 12 MARTIN + OSA stores in premier shopping centers throughout the United States during Fiscal 2007.

AMERICAN EAGLE OUTFITTERS	PAGE 3

Consolidated Store Locations

Our stores average approximately 5,700 gross square feet and approximately 4,600 on a selling square foot basis. At February 3, 2007, we operated 911 stores in the United States and Canada under the American Eagle Outfitters and MARTIN + OSA brands as shown below:

United States, including the Commonwealth of Puerto Rico – 839 stores

Alabama	18	Illinois	29	Montana	2	Puerto Rico	2
Alaska	3	Indiana	18	Nebraska	6	Rhode Island	3
Arizona	13	Iowa	12	Nevada	5	South Carolina	13
Arkansas	6	Kansas	8	New Hampshire	5	South Dakota	2
California	79	Kentucky	11	New Jersey	22	Tennessee	20
Colorado	14	Louisiana	13	New Mexico	3	Texas	62
Connecticut	10	Maine	3	New York	41	Utah	10
Delaware	3	Maryland	18	North Carolina	24	Vermont	3
District of Columbia	1	Massachusetts	27	North Dakota	4	Virginia	28
Florida	46	Michigan	30	Ohio	37	Washington	18
Georgia	26	Minnesota	16	Oklahoma	12	West Virginia	7
Hawaii	4	Mississippi	7	Oregon	9	Wisconsin	15
Idaho	3	Missouri	17	Pennsylvania	49	Wyoming	2

Canada – 72 stores

Alberta	8	New Brunswick	3	Ontario	37
British Columbia	12	Newfoundland	2	Quebec	4
Manitoba	2	Nova Scotia	2	Saskatchewan	2

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others, or both. During Fiscal 2006, we purchased a majority of our merchandise from non-North American suppliers.

All of our merchandise suppliers receive a vendor compliance manual that describes our quality standards and shipping instructions. We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for uniformity of sizes and colors, and for overall quality of manufacturing. Periodic inspections are also made by our employees and agents at manufacturing facilities to identify quality problems prior to shipment of merchandise.

Global Labor Compliance

We are firmly committed to the goal of using only the most highly regarded and efficient suppliers throughout the world. We require our suppliers to provide a workplace environment that not only meets basic human rights standards, but also one that complies with all local legal requirements and encourages opportunity for all, with dignity and respect.

For many years, we have had a policy for the inspection of factories throughout the world where goods are produced to our order. This inspection process is an important component of our comprehensive vendor compliance program that was developed with the assistance of an internationally recognized consulting firm. This program contractually requires all suppliers to meet our global workplace standards, including human rights standards, as set forth in our Vendor Code of Conduct. The Vendor Code of Conduct is required to be posted in all factories in the local language. The program utilizes third party inspectors to audit compliance by vendor factories with our workplace standards and Vendor Code of Conduct. Additionally, a copy of the Vendor Code of Conduct is posted on our website, www.ae.com.

PAGE 4	ANNUAL REPORT 2006

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity. The security issues posed by 9/11 and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. In response, we became a certified member of the Customs – Trade Partnership Against Terrorism program (“C-TPAT”) during 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. Our internal security procedures were reviewed by CBP during February 2005 and a validation of processes with respect to our external partners was completed in June 2005. We received a formal written validation of our security procedures from CBP during the first quarter of Fiscal 2006 indicating the highest level of benefits afforded to C-TPAT members. Additionally, we took significant steps to expand the scope of our security procedures during 2004, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and a requirement that all of our international trading partners be members of C-TPAT.

Trade Compliance

We act as the importer of record for substantially all of the merchandise we purchase overseas from foreign suppliers. Accordingly, we have an affirmative obligation to comply with the rules and regulations established for importers by the CBP regarding issues such as merchandise classification, valuation and country of origin. We have developed and implemented a comprehensive series of trade compliance procedures to assure that we adhere to all CBP requirements. In its most recent review and audit of our import operations and procedures, CBP found no unacceptable risks of non-compliance.

Merchandise Inventory, Replenishment and Distribution

Purchase orders are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors and routed to our two US distribution centers, one in Warrendale, Pennsylvania and the other in Ottawa, Kansas, or to our third-party distribution provider in Canada. Historically, our stores in Canada received merchandise from NLS. Beginning in Fiscal 2006, our stores in Canada receive merchandise through logistics services provided under a transitional services agreement with the NLS Purchaser. Upon receipt, merchandise is entered into the merchandise system, then processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. Merchandise is shipped to our stores two to five times per week depending upon the season and store requirements. Currently, ae.com uses a third-party vendor for its fulfillment services.

During Fiscal 2006, we began construction of an expansion to our Ottawa, Kansas distribution center, which will be completed during Fiscal 2007. Upon completion of the expansion, the fulfillment services for ae.com will be performed by the Company at the Ottawa distribution center. The expansion will also enhance our operating efficiency and is central to our plan for supporting future growth, especially in areas such as ae.com, aerie and MARTIN + OSA.

Customer Credit and Returns

We offer our AE customers in the U.S. an American Eagle private label credit card, issued by a third-party bank. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing bank’s procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional

AMERICAN EAGLE OUTFITTERS	PAGE 5

offers and advance notice of all American Eagle in-store sales events. Our customers in the U.S. and Canada may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check.

AE gift cards can be purchased in our American Eagle stores in the U.S. and Canada, as well as through ae.com. MARTIN + OSA gift cards are available in our MARTIN + OSA stores. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. If a gift card remains inactive for greater than twenty-four months, the Company assesses the recipient a one dollar per month service fee, where allowed by law, which is automatically deducted from the remaining value of the card. This service fee is recorded within other income, net on our Consolidated Statements of Operations.

We offer our customers a hassle-free return policy. We believe that certain of our competitors offer similar credit card and customer service policies.

Competition

The retail apparel industry, including retail stores and e-commerce, is highly competitive. We compete with various individual and chain specialty stores, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection and price.

Trademarks and Service Marks

We have registered American Eagle Outfitters® in the U.S. Patent and Trademark Office as a trademark for clothing and for a variety of non-clothing products, including jewelry, perfume, and personal care products, and as a service mark for retail clothing stores and credit card services. We have also registered AE® as a trademark for clothing and footwear products and as a service mark for a variety of retail clothing store and related services and an application is pending to register AE® for a variety of non-clothing items. Additionally, American Eagle® is registered for a variety of clothing items.

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

Employees

As of February 3, 2007, we had approximately 27,600 employees in the United States and Canada, of whom approximately 22,100 were part-time and seasonal hourly employees. We consider our relationship with our employees to be satisfactory.

PAGE 6	ANNUAL REPORT 2006

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2006, the third and fourth fiscal quarters accounted for approximately 60% of our sales and approximately 65% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available, free of charge, under the “About AE” section of our website at www.ae.com. These reports are available as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”).

Our corporate governance materials, including our corporate governance guidelines, the charters of our audit, compensation, and nominating and corporate governance committees, and our code of ethics may also be found under the “About AE” section of our website at www.ae.com. Any amendments or waivers to our code of ethics will also be available on our website. A copy of the corporate governance materials is also available upon written request.

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

In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially during our peak selling seasons. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases. The failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by us, could, among other things, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.

AMERICAN EAGLE OUTFITTERS	PAGE 7

Our ability to continue our current level of sales and earnings growth

With our Fiscal 2006 fourth quarter, we achieved 12 consecutive quarters of record high sales and earnings. Our gross margin and operating margin rates are also near historic highs and exceed most of our industry peers. This performance has led to recent historic high trading prices for our common stock. It is difficult to maintain this level of performance and to continue to reach higher levels. However, we have growth initiatives that we are pursuing to achieve our goal of increasing earnings by at least 15% per year over the long term. Nonetheless, our product offerings are constantly changing and our success is directly dependent on customer acceptance of these new offerings. If our future product offerings are not as well accepted by our customers, our financial performance may decline until we are able to improve our product. A decline in our financial performance could result in a decline in the price of our common stock.

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

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2007, we plan to open 45 to 50 new American Eagle stores in the U.S. and Canada, at least 15 aerie stand-alone stores and approximately 12 MARTIN + OSA stores. Additionally, we plan to remodel or expand approximately 45 existing American Eagle stores during Fiscal 2007. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to grow through the internal development of new brands

We launched our new brand concept, MARTIN + OSA, and our new intimates sub-brand, aerie by American Eagle, during Fiscal 2006. Our ability to succeed in these new brands requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

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

PAGE 8	ANNUAL REPORT 2006

supplier or a significant labor dispute, could have an adverse effect on our operations. Other events that could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased Custom’s enforcement actions, or political or economic disruptions.

We have a Vendor Code of Conduct that provides guidelines for all of our vendors regarding working conditions, employment practices and compliance with local laws. A copy of the Vendor Code of Conduct is posted on our website, www.ae.com. We have a factory compliance program to audit for compliance with the Vendor Code of Conduct. However, there can be no assurance that our factory compliance program will be effective in discovering violations. Publicity regarding violation of our Vendor Code of Conduct or other social responsibility standards by any of our vendor factories could adversely affect our sales and financial performance.

Since the time of the attack on the World Trade Centers in 2001, we believe that there has been an increased risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, a significant increase in the number of factory audits performed; the revision of our factory audit protocol to include all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, U.S. Customs has recognized us as a validated, tier three member of the Customs—Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with Customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2006, the third and fourth fiscal quarters accounted for approximately 60% of our sales and approximately 65% of our income from continuing operations. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

Our reliance on key personnel

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, as well as its ability to attract and retain qualified key personnel and skilled employees in the future. Our operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in our management.

AMERICAN EAGLE OUTFITTERS	PAGE 9

Our ability to successfully complete important infrastructure projects

We are implementing multiple infrastructure projects in Fiscal 2007. The major projects include:

•	the construction of a new corporate headquarters in Pittsburgh, Pennsylvania;
•	the construction of a new corporate data center at our existing Warrendale, Pennsylvania campus;
•	the integration of our expanded Ottawa, Kansas distribution center, including the transition of ae.com fulfillment services to this location; and
•	the installation of a new point of sale system in all of our stores.

We rely upon our facilities and information systems to support the management of our operations. Any delays or difficulties in these important projects could have a material adverse impact on our business.

Failure to comply with regulatory requirements

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the New York Stock Exchange (the “NYSE”). Failure to comply with such laws and regulations could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

PAGE 10	ANNUAL REPORT 2006

ITEM 2. PROPERTIES.

We own our corporate headquarters and distribution center located in a suburban area near Pittsburgh, Pennsylvania. These facilities occupy approximately 490,000 square feet, 120,000 square feet of which is used for executive, administrative and buying offices. We also own a 45,000 square foot building, which will house our data center beginning in Fiscal 2007. We lease three additional locations near our headquarters, which are used for office and storage space, totaling approximately 51,000 square feet. These leases expire with various terms through 2011.

During Fiscal 2006, we completed our purchase of a 186,000 square foot building and adjacent land in an urban Pittsburgh, Pennsylvania location. In Fiscal 2007, we will begin construction of a 152,000 square foot building on the adjacent land. These buildings will be used for the relocation and expansion of our corporate headquarters. We expect to begin relocating our corporate headquarters to the new location during the first half of Fiscal 2007. During Fiscal 2006, we entered into a lease for approximately 36,000 square feet for store support services in the same urban Pittsburgh location, which expires in March 2022.

We rent approximately 125,000 square feet of office space in New York, New York for our designers and sourcing and production teams, as well as for the offices of MARTIN + OSA. The lease for this space expires in May 2016. We also lease an additional 5,000 square feet of office space in New York, New York, which expires in February 2014.

We own a distribution facility in Ottawa, Kansas consisting of approximately 400,000 square feet, as well as additional land to be used for the expansion of this facility. During Fiscal 2006, we began construction on a 555,000 square foot expansion of this distribution center. This expanded facility will be used to support new and existing growth initiatives, including ae.com, aerie and MARTIN + OSA.

All of our stores in the United States and Canada are leased. The store leases generally have initial terms of 10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

ITEM 3. LEGAL PROCEEDINGS.

We are a party to litigation incidental to our business. At this time, our management does not expect the results of the litigation to be material to our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

AMERICAN EAGLE OUTFITTERS	PAGE 11

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Effective March 8, 2007, our common stock is traded on the NYSE under the symbol “AEO.” Prior to that time, our stock was traded on the NASDAQ Stock Market LLC under the symbol “AEOS.” The following table sets forth the range of high and low sales prices of the common stock as reported on the NASDAQ Stock Market during the periods indicated. As of March 15, 2007, there were 808 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 70,000. The following information reflects the December 2006 three-for-two stock split.

	Market Price		Cash Dividends per Common Share
For the Quarters Ended	High	Low
February 3, 2007	$34.80	$29.43	$0.075
October 28, 2006	$31.50	$20.61	$0.075
July 29, 2006	$24.10	$20.07	$0.075
April 29, 2006	$21.85	$16.57	$0.050
January 28, 2006	$17.96	$12.97	$0.050
October 29, 2005	$22.40	$13.55	$0.050
July 30, 2005	$22.69	$17.04	$0.050
April 30, 2005	$20.30	$16.52	$0.033

During Fiscal 2005 and Fiscal 2006, we paid quarterly dividends as shown in the table above. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

PAGE 12	ANNUAL REPORT 2006

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the NASDAQ Stock Market—U.S. Composite Index and our current and former peer groups as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 2, 2002 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07
American Eagle Outfitters, Inc.	100.00	66.20	75.11	200.27	213.12	400.65
NASDAQ Composite	100.00	67.71	106.18	110.50	128.60	128.35
S&P Apparel Retail	100.00	88.46	116.36	140.85	133.53	153.63
Peer Group	100.00	94.02	144.09	192.38	218.34	235.34

(1)

For Fiscal 2006, we established a custom peer group that consists of the following companies: Abercrombie & Fitch Co., Aeropostale, Inc., AnnTaylor Stores Corp., Chico’s FAS, Inc., Childrens Place Retail Stores, Inc., Coach, Inc., Coldwater Creek, Inc., Gap, Inc., Hot Topic, Inc., J. Crew Group, Inc., Limited Brands, Inc., New York & Company, Inc., Pacific Sunwear of California, Inc., Quicksilver, Inc., Talbots, Inc., and Urban Outfitters, Inc. Prior to Fiscal 2006, we compared our cumulative total return to the published Standard & Poor’s Apparel Retail Index. We believe that the new custom peer group provides a more representative sample of organizations in our core business and therefore will provide a more

AMERICAN EAGLE OUTFITTERS	PAGE 13

meaningful comparison of stock performance. Additionally, the new custom peer group is consistent with the group used for executive compensation benchmarking purposes. See Part III, Item 11 of this Form 10-K for further discussion of executive compensation.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended February 3, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
	(1)	(2)	(1) (3)	(3)
Month #1 (October 29, 2006 through November 25, 2006)	1,200,000	$31.83	1,200,000	1,050,000
Month #2 (November 26, 2006 through December 30, 2006)	1,050,000	$30.49	1,050,000	-
Month #3 (December 31, 2006 through February 3, 2007)	561	$31.21	-	-
Total	2,250,561	$31.20	2,250,000	-

(1)	All shares purchased during Month #1 and Month #2 were repurchased as part of our publicly announced share repurchase program. All shares purchased during Month #3 were repurchased from certain employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	On November 15, 2005, our Board authorized the repurchase of 6,750,000 shares of our common stock. During Fiscal 2005, 1,500,000 shares were repurchased under this authorization. During Fiscal 2006, the remaining 5,250,000 were repurchased under this authorization.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected data presented below is derived from our Consolidated Financial Statements, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 31, 2004 and February 1, 2003 and the selected Consolidated Balance Sheet data as of January 29, 2005, January 31, 2004 and February 1, 2003 are derived from audited Consolidated Financial Statements not included herein.

PAGE 14	ANNUAL REPORT 2006

	For the Years Ended (1)
(In thousands, except per share amounts, ratios and other financial information)	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
Summary of Operations (2)
Net sales (3)	$2,794,409	$2,321,962	$1,889,647	$1,441,864	$1,388,758
Comparable store sales increase (decrease) (4)	12%	16%	21%	(7)%	(4)%
Gross profit	$1,340,429	$1,077,749	$881,188	$552,559	$543,104
Gross profit as a percentage of net sales	48.0%	46.4%	46.6%	38.3%	39.1%
Operating income (5)	$586,790	$458,689	$360,968	$131,778	$158,061
Operating income as a percentage of net sales	21.0%	19.8%	19.1%	9.1%	11.4%
Income from continuing operations	$387,359	$293,711	$224,232	$83,108	$99,644
Income from continuing operations as a percentage of net sales	13.9%	12.7%	11.9%	5.8%	7.2%

Per Share Results (6)
Income from continuing operations per common share - basic	$1.74	$1.29	$1.03	$0.39	$0.46
Income from continuing operations per common share - diluted	$1.70	$1.26	$1.00	$0.38	$0.46
Weighted average common shares outstanding - basic	222,662	227,406	217,725	213,339	215,127
Weighted average common shares outstanding - diluted	228,384	233,031	225,366	216,621	218,349
Cash dividends per common share (7)	$0.28	$0.18	$0.04	$-	$-

Balance Sheet Information
Total cash and short-term investments	$827,113	$751,518	$589,607	$337,812	$241,573
Total assets (8)	$1,987,484	$1,605,649	$1,328,926	$946,229	$824,510
Long-term investments	$251,644	$145,774	$84,416	$24,357	$-
Long-term debt	$-	$-	$-	$13,874	$16,356
Stockholders’ equity	$1,417,312	$1,155,552	$963,486	$637,377	$571,590
Working capital (8)	$737,790	$725,294	$582,739	$321,721	$272,288
Current ratio (8)	2.60	3.06	3.06	2.44	2.51
Average return on stockholders’ equity	30.1%	27.8%	26.7%	9.9%	16.5%

Other Financial Information (9)
Total stores at year-end	911	869	846	805	753
Capital expenditures (000’s)	$225,939	$81,545	$97,288	$77,544	$78,787
Net sales per average selling square foot (10)	$642	$577	$504	$420	$460
Total selling square feet at end of period	4,220,929	3,896,441	3,709,012	3,466,368	3,108,556
Net sales per average gross square foot (10)	$524	$471	$412	$343	$374
Total gross square feet at end of period	5,173,065	4,772,487	4,540,095	4,239,497	3,817,442
Number of employees at end of period	27,600	23,000	20,600	15,800	14,100

(See footnotes on page 16)

AMERICAN EAGLE OUTFITTERS	PAGE 15

(1)	Except for the fiscal year ended February 3, 2007, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)	All amounts presented are from continuing operations and exclude Bluenotes’ results of operations for all periods. See Note 9 of the accompanying Consolidated Financial Statements for additional information regarding discontinued operations and the disposition of Bluenotes.
(3)	Amount for the fiscal year ended February 3, 2007 includes proceeds from merchandise sell-offs. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial. All amounts presented include shipping and handling amounts billed to customers. See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding the components of net sales.
(4)	The comparable store sales increase for the period ended February 3, 2007 is compared to the corresponding 53 week period last year.
(5)	All amounts presented exclude gift card service fee income, which was reclassified to other income, net. See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding gift cards.
(6)	Per share results for all periods presented reflect the three-for-two stock split distributed on December 18, 2006. See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding the stock split.
(7)	Amount for the fiscal year ended January 29, 2005 represents cash dividends paid for two quarters only. Note that the Company initiated quarterly dividend payments during the third quarter of Fiscal 2004.
(8)	Calculations for the years ended January 28, 2006 and January 29, 2005 reflect certain assets of NLS as held-for-sale. See Note 9 of the accompanying Consolidated Financial Statements for additional information regarding assets held-for-sale.
(9)	All amounts exclude Bluenotes for all periods presented. See Note 9 of the accompanying Consolidated Financial Statements for additional information regarding the disposition of Bluenotes.
(10)	Net sales per average square foot is calculated using retail sales for the year divided by the straight average of the beginning and ending square footage for the year.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of 45 to 50 American Eagle stores in the United States and Canada, at least 15 aerie stand-alone stores and approximately 12 MARTIN + OSA stores in the United States during Fiscal 2007;

•	the selection of approximately 45 American Eagle stores in the United States for remodeling during Fiscal 2007;
•	the completion of improvements and expansion at our distribution centers;
•	the completion of the construction of our new corporate headquarters and data center;
•	the success of our new brand concept, MARTIN + OSA;
•	the success of our new intimates sub-brand, aerie by American Eagle;
•	the expected payment of a dividend in future periods; and
•	the possibility of growth through acquisitions and/or internally developing additional new brands.

PAGE 16	ANNUAL REPORT 2006

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control, as discussed within Part I, Item 1A of this Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward looking statement.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. See Note 2 of the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

Revenue Recognition. We record revenue for store sales upon the purchase of merchandise by customers. Our e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise.

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The estimated sales return reserve is based on projected merchandise returns determined through the use of historical average return percentages. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

During Fiscal 2006, we reviewed our accounting policies related to revenue recognition and determined that shipping and handling amounts billed to customers, which were historically recorded as a reduction to cost of sales, should be recorded as revenue. Accordingly, these amounts are recorded within net sales. Prior year amounts were reclassified for comparative purposes.

During the three months ended October 28, 2006, we began recording sell-offs of end-of-season, overstock and irregular merchandise on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Historically, we presented the proceeds and cost of sell-offs on a net basis within cost of sales. Amounts for prior periods were not adjusted to reflect this change as the amounts were deemed to be immaterial.

Merchandise Inventory. Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses.

We review our inventory in order to identify slow-moving merchandise and generally use markdowns to clear merchandise. Additionally, we estimate a markdown reserve for future planned markdowns related to current inventory. If inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price, additional markdowns may be necessary. These markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected.

We estimate an inventory shrinkage reserve for anticipated losses for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve is calculated based on historical percentages and can be affected by changes in merchandise mix and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory shrinkage reserve. However, if actual physical inventory losses differ significantly from our estimate, our operating results could be adversely affected.

AMERICAN EAGLE OUTFITTERS	PAGE 17

Asset Impairment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. Assets are evaluated for impairment by comparing the projected undiscounted future cash flows of the asset to the carrying value. If the future cash flows are projected to be less than the carrying value of the asset, we adjust the asset value to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

Share-Based Payments. We account for share-based payments in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.

We calculate a weighted-average expected term using the “simplified method” as permitted by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”). The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Expected stock price volatility is based on a combination of historical volatility of our common stock and implied volatility. We chose to use a combination of historical and implied volatility as we believe that this combination is more representative of future stock price trends than historical volatility alone. Estimated forfeitures are calculated based on historical experience. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

Income Taxes. We calculate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.

Both the calculation of the deferred tax assets and liabilities, as well as the decision to establish a valuation allowance require management to make estimates and assumptions. Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions used, if actual results are not consistent with the estimates and assumptions, the balances of the deferred tax assets, liabilities and valuation allowance could be adversely affected.

PAGE 18	ANNUAL REPORT 2006

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

Store productivity - Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by management in assessing our operational performance.

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

Results of Operations

Overview

In Fiscal 2006, we delivered strong financial performance, marking the third consecutive year of record earnings. Our results were driven by our on-going customer focus, the depth of talent within our teams and a company-wide commitment to strong operating disciplines. During the year, we increased profitability and margins while investing in talent, new technology, infrastructure and new concepts to support future growth.

AMERICAN EAGLE OUTFITTERS	PAGE 19

Net sales for Fiscal 2006 increased 20% to $2.794 billion, and consolidated comparable store sales increased 12% compared to the corresponding 53 week period last year. Sales growth reflected consistently on-trend merchandise assortments that were well received by our customers. Sales metrics were favorable, led by increased in-store traffic, higher transaction counts and greater transaction value, which were driven by the strength and appeal of the AE brand.

Operating income as a percent to net sales rose to a rate of 21.0% for Fiscal 2006 from 19.8% for Fiscal 2005. The increase was driven by an improvement in gross profit and depreciation and amortization expense as a percent to net sales, partially offset by an increase in selling, general and administrative expenses as a percent to net sales.

For Fiscal 2006, net income increased 32% to a record $387.4 million. As a percent to net sales, net income increased to 13.9% during Fiscal 2006, which is our highest historical rate to net sales. Net income per diluted share increased 35% to $1.70 from $1.26 per diluted share last year.

Cash flow was strong in Fiscal 2006 due to increased profitability. We ended Fiscal 2006 with $1.079 billion in cash, short-term and long-term investments, an increase of $181.5 million from last year. During the year, we continued to make significant investments in our business, including $225.9 million in capital expenditures. These expenditures related primarily to our new and remodeled stores in the U.S. and Canada, the expansion of our Ottawa, Kansas distribution center, the purchase and construction of our new Pittsburgh, Pennsylvania home office, information technology upgrades at our home office and investments in our new MARTIN + OSA stores. Additionally, during Fiscal 2006, we repurchased shares of our common stock for approximately $146.5 million.

This table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	52.0	53.6	53.4
Gross profit	48.0	46.4	46.6
Selling, general and administrative expenses	23.8	23.2	23.8
Depreciation and amortization expense	3.2	3.4	3.7
Operating income	21.0	19.8	19.1
Other income, net	1.5	0.8	0.3
Income before income taxes	22.5	20.6	19.4
Provision for income taxes	8.6	7.9	7.5
Income from continuing operations	13.9%	12.7%	11.9%

As a result of the Bluenotes disposition during Fiscal 2004, our operations are now conducted in one reportable segment. Prior to the disposition, Bluenotes was presented as a separate reportable segment. The American Eagle segment includes our 906 U.S. and Canadian retail stores, ae.com and our five MARTIN + OSA retail stores. At the end of the current period, MARTIN + OSA was determined to be immaterial for classification as a separate reportable segment.

PAGE 20	ANNUAL REPORT 2006

Adoption of New Accounting Standard

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R). SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value of the equity or liability instruments issued. On January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method. Prior to this adoption, we accounted for share-based payments to employees under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations Fiscal 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS No. 123(R) on January 29, 2006, our income before income taxes and net income were lower by $3.9 million and $2.4 million, respectively, for Fiscal 2006, than if we had continued to account for share-based compensation under APB No. 25. Net income per basic and diluted common share are each lower by $0.01 for Fiscal 2006 than if we had not adopted SFAS No. 123(R).

As of February 3, 2007, we had $16.5 million and $3.1 million of unrecognized compensation expense related to nonvested stock option awards and nonvested restricted stock awards, respectively. This unrecognized compensation expense is expected to be recognized over the weighted average periods of 1.9 years for stock options awards and 10 months for restricted stock awards.

For additional information on our adoption of SFAS No. 123(R), see Note 3 of the Consolidated Financial Statements.

Comparison of Fiscal 2006 to Fiscal 2005

Net Sales

Net sales increased 20% to $2.794 billion from $2.322 billion. The sales increase was due to a 12% comparable store sales increase compared to the corresponding 53 week period last year, as well as an 8% increase in gross square feet, due primarily to the addition of new stores. The comparable store sales increase was driven by strong customer acceptance of our assortments, as well as positive store traffic. As a result, we experienced a high single-digit increase in our average transaction value, driven by a mid single-digit increase in units per transaction and a low single-digit increase in our average unit retail price. Comparable store sales percentages increased in the low double-digits in both the men’s and women’s businesses over last year.

Gross Profit

Gross profit increased 24% to $1.340 billion from $1.078 billion in Fiscal 2005. Gross profit as a percent to net sales increased by 160 basis points to 48.0% from 46.4% last year. The percentage increase was attributed to a 100 basis point improvement in the merchandise margin rate, as well as a 60 basis point reduction of buying, occupancy and warehousing costs as a percent to net sales. Merchandise margin improved for the period due primarily to lower markdowns, as well as a higher markon, partially offset by increased design costs and the impact of presenting the cost of merchandise sell-offs and the related proceeds on a gross basis. See Note 2 of the Consolidated Financial Statements for additional information regarding merchandise sell-offs. Buying, occupancy and warehousing expenses decreased as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales. Share-based payment expense included in gross profit increased to approximately $5.8 million compared to $5.0 million last year due to our adoption of SFAS No. 123(R) at the beginning of Fiscal 2006.

AMERICAN EAGLE OUTFITTERS	PAGE 21

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales. Other retailers may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses. See Note 2 of the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23% to $665.6 million from $540.3 million, rising 60 basis points as a percent to net sales to 23.8% from 23.2% last year. For the period, incentive compensation (including stock options), MARTIN + OSA expenses, and costs for branded packaging increased as a percent to net sales. These increases were partially offset by an improvement in store salaries as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $30.8 million compared to $14.6 million last year, primarily due to our adoption of SFAS No. 123(R).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.2% from 3.4% as a result of the positive comparable store sales increase. Depreciation and amortization expense increased 12% to $88.0 million from $78.7 million due primarily to the increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $42.3 million from $18.3 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year, as well as improved investment returns. Beginning in the second quarter of Fiscal 2006, we record gift card service fee income in other income, net. These amounts were previously recorded as a reduction to selling, general and administrative expenses. For Fiscal 2006, we recorded gift card service fee income of $2.3 million. For Fiscal 2005, we reclassified gift card service fee income of $2.4 million from selling, general and administrative expenses to other income, net.

Provision for Income Taxes

The effective tax rate was unchanged for Fiscal 2006 at approximately 38% compared to the corresponding period last year.

Income from Continuing Operations

Income from continuing operations increased 32% to a record $387.4 million, or 13.9% as a percent to net sales, from $293.7 million, or 12.7% as a percent to net sales last year. Income from continuing operations per diluted share increased to $1.70 from $1.26 last year. The increase in income from continuing operations was attributable to the factors noted above.

Comparison of Fiscal 2005 to Fiscal 2004

Net Sales

Net sales increased 23% to $2.322 billion from $1.890 billion. The sales increase was due to a 16% comparable store sales increase, as well as a 5% increase in gross square feet, due primarily to the addition of new stores. The comparable store sales increase was driven by an increase in transactions per store, as well as a higher realized average unit retail price. Comparable store sales percentages increased in the high-teens in the men’s business over Fiscal 2004 and the women’s comparable store sales percentage increased in the mid-teens.

PAGE 22	ANNUAL REPORT 2006

Gross Profit

Gross profit increased 22% to $1.078 billion from $881.2 million in Fiscal 2004. As a percent to net sales, gross profit declined by 20 basis points to 46.4% from 46.6% in Fiscal 2004. The percentage decrease was attributed to a lower merchandise margin rate, partially offset by a reduction of buying, occupancy and warehousing costs as a percent to net sales. The merchandise margin rate was lower for the period due primarily to increased markdowns during the second half of Fiscal 2005 compared to the strong full priced business in Fiscal 2004. The increase in markdowns was partially offset by an improved markon, reflecting lower product costs. Buying, occupancy and warehousing expenses decreased as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales, partially offset by an increase in expenses related to the loss from operations and sale of NLS, our Canadian distribution operation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20% to $540.3 million from $450.8 million. As a percent to net sales, selling, general and administrative expenses decreased to 23.2% from 23.8% due to our strong comparable store sales growth. During the period, direct compensation, incentive compensation, services purchased/professional services and leasing costs improved as a percent to net sales. These improvements were partially offset by development costs for MARTIN + OSA.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 3.4% from 3.7% as a result of the comparable store sales increase. Depreciation and amortization expense increased 13% to $78.7 million from $69.4 million due primarily to the increase in our depreciable property and equipment base.

Other Income, Net

Other income, net increased to $18.3 million from $5.9 million due primarily to increased investment income resulting from higher cash and investment balances this year compared to last year, as well as improved investment returns. The improvement in investment returns is partially attributable to an increase in long-term investments. Long-term investments increased as a result of a change in our investment policy.

Provision for Income Taxes

The effective tax rate decreased to approximately 38% from 39% during Fiscal 2004, reflecting a significant increase in tax exempt interest income and state tax credits received during Fiscal 2005. This activity was partially offset by the recognition of a tax liability related to the planned repatriation of unremitted Canadian earnings prior to the tax year ending July 2006.

Income from Continuing Operations

Income from continuing operations increased 31% to a record $293.7 million, or 12.7% as a percent to net sales, from $224.2 million, or 11.9% as a percent to net sales last year. Income from continuing operations per diluted share increased to $1.26 from $1.00 last year. The increase in income from continuing operations was attributable to the factors noted above.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for Fiscal 2005 improved to $0.4 million, or $0.00 per diluted share, from $(10.9) million, or $(0.05) per diluted share last year. The Fiscal 2005 income from discontinued operations represents the elimination of any remaining reserves related to the Bluenotes’ disposition. The Fiscal 2004 loss from discontinued operations represents the Bluenotes’ loss from operations of $6.1 million, as well as a $4.8 million loss recorded on the disposition.

AMERICAN EAGLE OUTFITTERS	PAGE 23

Income Taxes

Income tax accruals of $57.9 million and $19.8 million were recorded at the end of Fiscal 2006 and Fiscal 2005, respectively. As of February 3, 2007, we had recorded contingent tax reserves of approximately $16.9 million. For both Fiscal 2006 and Fiscal 2005, the effective tax rate used for the provision of income tax approximated 38%.

As of February 3, 2007, we had a deferred tax asset of $1.4 million relating to certain state tax credits that can be used to offset state income tax. The credits will expire over a period from July 2012 to July 2014. No valuation allowance has been provided against this deferred tax asset as our management believes that it is more likely than not that the benefit of this asset will be realized prior to the expiration dates of the tax credits.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. Additionally, our uses of cash include: the purchase and construction of our new corporate headquarters; the construction of a new data center to support our information technology needs; development of MARTIN + OSA; and development of aerie by American Eagle. In the future, we expect that our uses of cash will also include new brand concept development.

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

The following sets forth certain measures of our liquidity:

	February 3, 2007	January 28, 2006
Working Capital (in 000’s)	$737,790	$725,294
Current Ratio	2.60	3.06

Our current ratio declined to 2.60 as of February 3, 2007 from 3.06 last year due primarily to the increase in accrued income and other taxes as well as an increase in long-term investments. Accrued income and other taxes increased in comparison to last year primarily due to the timing of income tax payments. Additionally, a larger portion of our investments were classified as long-term due to strategic allocations and diversifying overall investment balances.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations totaled $749.3 million during Fiscal 2006. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and operational costs.

Cash Flows from Investing Activities

Investing activities from continuing operations for Fiscal 2006 included $225.9 million for capital expenditures and $437.4 million for the net purchase of investments.

We purchased both short and long-term investments during Fiscal 2006. We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to five years and an expected rate of return of approximately a 5.7% taxable equivalent yield. We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market and a stated maturity not exceeding five years.

PAGE 24	ANNUAL REPORT 2006

Cash Flows from Financing Activities

Cash used for financing activities from continuing operations resulted primarily from $154.1 million used for the repurchase of common stock and $61.5 million used for the payment of dividends, partially offset by $28.4 million in proceeds from stock option exercises during the period.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from share-based payments as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for Fiscal 2006, the $19.5 million excess tax benefit from share-based payments is classified as a financing cash flow.

Credit Facilities

During Fiscal 2006, we received temporary increases in the amounts available for letters of credit under our two letter of credit facilities. These increases will be used to support commitments for merchandise inventory and will remain in place until terminated by the Company. We have a $130.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit which can be used for letters of credit and/or direct borrowing, totaling $170.0 million. The interest rate is at the lender’s prime lending rate (8.25% at February 3, 2007) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At February 3, 2007, letters of credit in the amount of $70.5 million were outstanding on this facility, leaving a remaining available balance on the line of $99.5 million. We also have an uncommitted letter of credit facility for $100.0 million with a separate financial institution. At February 3, 2007, letters of credit in the amount of $48.3 million were outstanding on this facility, leaving a remaining available balance on the line of $51.7 million.

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

Capital Expenditures

Fiscal 2006 capital expenditures of $225.9 million consisted primarily of $101.5 million related to investments in our stores, including 50 new and 65 remodeled stores in the United States and Canada. The remaining capital expenditures related primarily to the expansion of our Ottawa, Kansas distribution center, the purchase and construction of our new corporate headquarters in Pittsburgh, Pennsylvania and information technology upgrades, including the construction of a new data center.

We expect capital expenditures for Fiscal 2007 to be approximately $240 million, which will relate primarily to approximately 45 to 50 new and 45 remodeled American Eagle stores in the United States and Canada, at least 15 new aerie stand-alone stores, information technology upgrades, the construction of our new corporate headquarters, investments in MARTIN + OSA, including approximately 12 new stores, and the completion of our expanded Ottawa, Kansas distribution center. We plan to fund these capital expenditures through existing cash and cash generated from operations.

AMERICAN EAGLE OUTFITTERS	PAGE 25

Stock Repurchases

We did not repurchase any shares of our common stock on the open market during Fiscal 2004. During Fiscal 2005, we repurchased 10.5 million shares of our common stock under various repurchase authorizations made by our Board. During Fiscal 2006, we repurchased the remaining 5.3 million shares of our common stock under the November 15, 2005 authorization for approximately $146.5 million, at a weighted average share price of $27.89. As of February 3, 2007, we had no shares remaining authorized for repurchase.

On March 6, 2007, our Board authorized an additional 7.0 million shares of our common stock for repurchase under our share repurchase program. Subsequent to this authorization, we repurchased 2.8 million shares for approximately $85.2 million, at a weighted average price of $30.42. As of March 30, 2007, we had 4.2 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion.

Additionally, during Fiscal 2006 and Fiscal 2005, we purchased 0.4 million and 0.5 million shares, respectively, from certain employees at market prices totaling $7.6 million and $10.5 million, respectively, for the payment of taxes in connection with the vesting of share-based payments as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan. No shares were repurchased during Fiscal 2004.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

During the third quarter of Fiscal 2004, our Board authorized a quarterly cash dividend of $0.02 per share. Since that time, we have continued to pay a quarterly cash dividend, with a $0.02 per share dividend paid in the fourth quarter of Fiscal 2004, a $0.033 per share dividend paid during the first quarter of Fiscal 2005, a $0.05 per share dividend paid during each of the second, third and fourth quarters of Fiscal 2005 and the first quarter of Fiscal 2006, and a $0.075 per share dividend paid during each of the second, third and fourth quarters of Fiscal 2006.

Subsequent to the fourth quarter of Fiscal 2006, our Board declared a quarterly cash dividend of $0.075 per share, payable on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations, including operating, investing and financing activities, are presented separately from cash flows from continuing operations in the Consolidated Statements of Cash Flows. The absence of the cash flows from discontinued operations will not materially affect our future liquidity or capital resources.

PAGE 26	ANNUAL REPORT 2006

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of February 3, 2007:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases (1)	$1,181,166	$166,582	$331,844	$284,263	$398,477
Purchase Obligations (2)	242,500	230,269	12,231	-	-
Total Contractual Obligations	$1,423,666	$396,851	$344,075	$284,263	$398,477

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (see Note 8 of the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.
(2)	Purchase obligations primarily include binding commitments to purchase merchandise inventory as well as other legally binding commitments made in the normal course of business. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of February 3, 2007:

		Amount of Commitment Expiration Per Period
(In thousands)	Total Amount Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of Credit (1)	$118,804	$118,804	-	-	-
Total Commercial Commitments	$118,804	$118,804	-	-	-

(1)	Letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise upon presentation of documents demonstrating that the merchandise has shipped.

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, we have provided guarantees related to two store leases that were assigned to the Bluenotes Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require us to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $1.1 million as of February 3, 2007. In the event that we would be required to make any such payments, we would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes’ Asset Purchase Agreement.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN No. 45”), as we issued the guarantees at the time we became secondarily liable under a new lease, no amounts have been accrued in our Consolidated Financial Statements related to these guarantees. Our management believes that it is unlikely that we will be required to perform under the guarantees.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

AMERICAN EAGLE OUTFITTERS	PAGE 27

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Certain Relationships and Related Party Transactions

We have historically had various transactions with related parties. The nature of our relationship with the related parties and a description of the respective transactions are stated below.

As of February 3, 2007, the Schottenstein-Deshe-Diamond families (the “families”) owned 13% of the outstanding shares of our Common Stock. The families also own a private company, Schottenstein Stores Corporation (“SSC”), which includes a publicly-traded subsidiary, Retail Ventures, Inc. (“RVI”), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II (“Linmar Realty”) until June 4, 2004. During Fiscal 2004, we implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families subsequent to January 29, 2005. We believe that the terms of the prior transactions were as favorable as those that could have been obtained from unrelated third parties. We had the following transactions with these related parties during Fiscal 2004.

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

See Note 12 of the Consolidated Financial Statements for further discussion of these relationships and transactions. Additionally, see Part III, Item 13 of this Form 10-K for further information regarding related party transactions.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash equivalents and investments. The impact on cash and investments held at the end of Fiscal 2006 from a hypothetical 10% decrease in interest rates would have been a decrease in net income of approximately $5.1 million during Fiscal 2006.

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. The recent weakening of the U.S. dollar compared to the Canadian dollar has positively impacted our net sales and any operating income generated by our Canadian businesses. As of February 3, 2007, a 10% change in the Canadian foreign exchange rate would have resulted in an increase or decrease in net income of approximately $4.3 million during Fiscal 2006.

PAGE 28	ANNUAL REPORT 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AMERICAN EAGLE OUTFITTERS	PAGE 29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

April 2, 2007

PAGE 30	ANNUAL REPORT 2006

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	February 3, 2007	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$59,737	$130,529
Short-term investments	767,376	620,989
Merchandise inventory	263,644	210,739
Accounts and note receivable	26,045	29,146
Prepaid expenses and other	33,720	30,110
Deferred income taxes	47,732	43,085
Assets held-for-sale	-	12,183
Total current assets	1,198,254	1,076,781
Property and equipment, at cost, net of accumulated depreciation and amortization	481,645	345,518
Goodwill	9,950	9,950
Long-term investments	251,644	145,774
Other assets, net	45,991	27,626
Total assets	$1,987,484	$1,605,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171,150	$139,197
Accrued compensation and payroll taxes	58,371	48,050
Accrued rent	57,543	52,506
Accrued income and other taxes	87,780	43,273
Unredeemed stored value cards and gift certificates	54,554	43,045
Current portion of deferred lease credits	12,803	10,406
Other liabilities and accrued expenses	18,263	15,010
Total current liabilities	460,464	351,487
Non-current liabilities:
Deferred lease credits	65,114	60,087
Other non-current liabilities	44,594	38,523
Total non-current liabilities	109,708	98,610
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 250,000 shares authorized; 248,155 and 243,571 shares issued; 221,284 and 221,897 shares outstanding, respectively	2,461	2,416
Contributed capital	453,418	369,807
Accumulated other comprehensive income	21,714	22,028
Retained earnings	1,302,345	978,855
Deferred compensation	-	(1,041)
Treasury stock, 25,699 and 20,534 shares, respectively	(362,626)	(216,513)
Total stockholders’ equity	1,417,312	1,155,552
Total liabilities and stockholders’ equity	$1,987,484	$1,605,649

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS	PAGE 31

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$2,794,409	$2,321,962	$1,889,647
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	1,453,980	1,244,213	1,008,459
Gross profit	1,340,429	1,077,749	881,188
Selling, general and administrative expenses	665,606	540,332	450,777
Depreciation and amortization expense	88,033	78,728	69,443
Operating income	586,790	458,689	360,968
Other income, net	42,277	18,278	5,867
Income before income taxes	629,067	476,967	366,835
Provision for income taxes	241,708	183,256	142,603
Income from continuing operations	387,359	293,711	224,232
Income (loss) from discontinued operations, net of tax	-	442	(10,889)
Net income	$387,359	$294,153	$213,343
Basic income per common share:
Income from continuing operations	$1.74	$1.29	$1.03
Loss from discontinued operations	-	-	(0.05)
Net income per basic share	$1.74	$1.29	$0.98
Diluted income per common share:
Income from continuing operations	$1.70	$1.26	$1.00
Loss from discontinued operations	-	-	(0.05)
Net income per diluted share	$1.70	$1.26	$0.95
Weighted average common shares outstanding—basic	222,662	227,406	217,725
Weighted average common shares outstanding—diluted	228,384	233,031	225,366

See Notes to Consolidated Financial Statements

PAGE 32	ANNUAL REPORT 2006

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Net income	$387,359	$294,153	$213,343
Other comprehensive income:
Unrealized loss on investments, net of tax	(191)	(642)	(227)
Reclassification adjustment for losses (gain) realized in net income due to the sale of available-for-sale securities, net of tax	356	99	(4)
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	(177)	-	-
Foreign currency translation adjustment	(1,180)	8,823	7,315
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	878	-	-
Reclassification adjustment for loss realized in net income related to the sale of Bluenotes	-	-	2,467
Unrealized derivative gains on cash flow hedge, net of tax	-	-	71

Reclassification adjustment for losses realized in net income related to termination of the cash flow hedge, net of tax	-	-	437
Other comprehensive income	(314)	8,280	10,059
Comprehensive income	$387,045	$302,433	$223,402

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS	PAGE 33

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Deferred Compensation Expense	Accumulated Other Comprehensive Income	Stockholders’ Equity
Balance at January 31, 2004	213,573	$2,174	$155,335	$522,258	$(45,018)	$(1,061)	$3,689	$637,377
Stock awards	10,659	105	112,189	-	-	(746)	-	111,548
Net income	-	-	-	213,343	-	-	-	213,343
Other comprehensive income, net of tax	-	-	-	-	-	-	10,059	10,059
Cash dividends ($0.04 per share) (3)	-	-	-	(8,841)	-	-	-	(8,841)

Balance at January 29, 2005	224,232	2,279	267,524	726,760	(45,018)	(1,807)	13,748	963,486

Stock awards	8,706	137	102,283	-	-	766	-	103,186
Repurchase of common stock as part of publicly announced programs	(10,500)	-	-	-	(161,008)	-	-	(161,008)
Repurchase of common stock from employees	(541)	-	-	-	(10,487)	-	-	(10,487)
Net income	-	-	-	294,153	-	-	-	294,153
Other comprehensive income, net of tax	-	-	-	-	-	-	8,280	8,280
Cash dividends ($0.18 per share)	-	-	-	(42,058)	-	-	-	(42,058)

Balance at January 28, 2006	221,897	2,416	369,807	978,855	(216,513)	(1,041)	22,028	1,155,552

Stock awards	4,556	45	83,615	-	-	1,041	-	84,701
Repurchase of common stock as part of publicly announced programs	(5,250)	-	-	-	(146,485)	-	-	(146,485)
Repurchase of common stock from employees	(443)	-	-	-	(7,635)	-	-	(7,635)
Cash paid for fractional shares in three-for-two stock split	(4)	-	(113)	-	-	-	-	(113)
Reissuance of treasury stock	528	-	109	(2,348)	8,007	-	-	5,768
Net income	-	-	-	387,359	-	-	-	387,359
Other comprehensive loss, net of tax	-	-	-	-	-	-	(314)	(314)
Cash dividends ($0.28 per share)	-	-	-	(61,521)	-	-	-	(61,521)

Balance at February 3, 2007	221,284	$2,461	$453,418	$1,302,345	$(362,626)	$-	$21,714	$1,417,312

All amounts presented have been restated to reflect the December 18, 2006 three-for-two stock split and the March 7, 2005 two-for-one stock split.

(1)	250,000 authorized, 248,155 issued and 221,284 outstanding (excluding 1,172 shares of non-vested restricted stock), $0.01 par value common stock at February 3, 2007; 250,000 authorized, 243,571 issued and 221,897 outstanding (excluding 1,140 shares of non-vested restricted stock) at January 28, 2006; and 250,000 authorized, 235,154 issued and 224,232 outstanding (excluding 1,430 shares of non-vested restricted stock) at January 29, 2005. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at February 3, 2007, January 28, 2006 and January 29, 2005.
(2)	25,699 shares, 20,534 shares and 9,492 shares at February 3, 2007, January 28, 2006 and January 29, 2005, respectively. During Fiscal 2006, 528 shares were reissued from treasury stock for the issuance of share-based payments.
(3)	Amount represents cash dividends paid for two quarters only. Note that the Company initiated quarterly dividend payments during the third quarter of Fiscal 2004.

See Notes to Consolidated Financial Statements

PAGE 34	ANNUAL REPORT 2006

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Operating activities:
Net income	$387,359	$294,153	$213,343
(Income) loss from discontinued operations	-	(442)	10,889
Income from continuing operations	387,359	293,711	224,232
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	88,033	78,728	69,443
Stock-based compensation	36,556	19,620	25,166
Deferred income taxes	(27,615)	4,752	(17,087)
Tax benefit from share-based payments	25,465	35,371	28,800
Excess tax benefit from share-based payments	(19,541)	-	-
Loss on impairment of assets	-	1,185	1,399
Proceeds from sale of trading securities	183,968	-	-
Changes in assets and liabilities:
Merchandise inventory	(53,527)	(39,137)	(44,540)
Accounts and note receivable, including related party	2,778	4,638	3,878
Prepaid expenses and other	(4,204)	(3,642)	1,918
Accounts payable	32,345	29,366	23,166
Unredeemed stored value cards and gift certificates	11,623	10,137	7,373
Deferred lease credits	7,791	2,784	3,359
Accrued liabilities	78,237	42,906	41,576
Total adjustments	361,909	186,708	144,451
Net cash provided by operating activities from continuing operations	749,268	480,419	368,683
Investing activities:
Capital expenditures	(225,939)	(81,545)	(97,288)
Proceeds from sale of assets	12,345	-	-
Purchase of investments	(1,353,339)	(1,187,556)	(508,768)
Sale of investments	915,952	876,111	330,390
Other investing activities	(140)	(74)	(14)
Net cash used for investing activities from continuing operations	(651,121)	(393,064)	(275,680)
Financing activities:
Payments on note payable and capital leases	(3,020)	(745)	(2,655)
Proceeds from issuance of note payable	2,025	-	-
Retirement of note payable and termination of swap agreement	-	-	(16,915)
Repurchase of common stock as part of publicly announced programs	(146,485)	(161,008)	-
Repurchase of common stock from employees	(7,635)	(10,487)	-
Cash paid for fractional shares in connection with three-for-two stock split	(113)	-	-
Net proceeds from stock options exercised	28,447	48,198	57,533
Excess tax benefit from share-based payments	19,541	-	-
Cash dividends paid	(61,521)	(42,058)	(8,841)
Net cash (used for) provided by financing activities from continuing operations	(168,761)	(166,100)	29,122
Effect of exchange rates on cash	(178)	4,680	1,903
Cash flows of discontinued operations
Net cash (used for) provided by operating activities	-	(15,214)	3,315
Net cash provided by investing activities	-	-	5,371
Net cash provided by financing activities	-	-	-
Effect of exchange rates on cash	-	436	762
Net cash (used for) provided by discontinued operations	-	(14,778)	9,448
Net (decrease) increase in cash and cash equivalents	(70,792)	(88,843)	133,476
Cash and cash equivalents - beginning of period	130,529	219,372	85,896
Cash and cash equivalents - end of period	$59,737	$130,529	$219,372

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS	PAGE 35

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 3, 2007

1. Business Operations

American Eagle Outfitters, Inc. is a leading retailer that operates under the American Eagle Outfitters and MARTIN + OSA brands.

American Eagle Outfitters designs, markets and sells its own brand of laidback, current clothing targeting 15 to 25 year-olds, providing high-quality merchandise at affordable prices. The Company opened its first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. American Eagle also distributes merchandise via its e-commerce operation, ae.com, which offers additional sizes, colors and styles of favorite AE merchandise and ships to 41 countries around the world. AE’s original collection includes standards like jeans and graphic Ts as well as essentials like accessories, outerwear, footwear, basics and swimwear under our American Eagle Outfitters, American Eagle and AE brand names. During Fiscal 2006, American Eagle launched its new intimates sub-brand, aerie by American Eagle. The aerie collection of dormwear and intimates includes bras, undies, camis, hoodies, robes, boxers and sweats for the AE girl.

The Company also introduced MARTIN + OSA, a new sportswear concept targeting 25 to 40 year-old women and men, in the fall of 2006. MARTIN + OSA carries apparel, accessories and footwear, using denim and sport inspiration to design fun and sport back into sportswear.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Men’s apparel and accessories	35%	35%	34%
Women’s apparel, accessories and intimates	60%	60%	61%
Footwear – men’s and women’s	5%	5%	5%
Total	100%	100%	100%

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At February 3, 2007, the Company operated in one reportable segment, American Eagle. MARTIN + OSA was determined to be immaterial for classification as a separate reportable segment and therefore is included within the American Eagle segment.

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

PAGE 36	ANNUAL REPORT 2006

Fiscal Year

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ending January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” and “Fiscal 2004” refer to the 52 week periods ended January 28, 2006 and January 29, 2005, respectively.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and the Company will adopt SFAS No. 159 in connection with the adoption of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in the first quarter of Fiscal 2008. The Company is currently assessing the impact of SFAS No. 159 on its Consolidated Financial Statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and was adopted by the Company for Fiscal 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 addresses how companies should measure fair value when they are required to use fair value as a measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and the Company will adopt SFAS No. 157 beginning in the first quarter of Fiscal 2008. The Company is currently assessing the impact of SFAS No. 157 on its Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN No. 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 beginning in the first quarter of Fiscal 2007. Upon adoption, the cumulative effect of applying the provisions of FIN No. 48 will be accounted for as an adjustment to the beginning balance of retained earnings for the first quarter of Fiscal 2007. The Company is currently assessing the impact of FIN No. 48 on its Consolidated Financial Statements.

AMERICAN EAGLE OUTFITTERS	PAGE 37

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 indicates that a company may adopt a policy of presenting taxes within the scope of EITF No. 06-3 either gross within revenue or net. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of the taxes that are recognized on a gross basis. EITF No. 06-3 is effective for the first interim period beginning after December 15, 2006, and the Company will adopt EITF No. 06-3 beginning in the first quarter of Fiscal 2007. The Company presents sales taxes collected from customers on a net basis within accrued income and other taxes on its Consolidated Balance Sheets, and will include disclosure of this accounting policy in its Consolidated Financial Statements upon adoption of EITF No. 06-3.

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

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At February 3, 2007, management believes that the carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments. Short-term and long-term investments consist of available-for-sale securities and are recorded on the Consolidated Balance Sheets at fair value, which is estimated based on quoted market prices for the investments. Any difference between the original cost and the fair value of these investments is recorded in other comprehensive income.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of February 3, 2007, short-term investments generally included investments with remaining maturities of less than 12 months (averaging approximately three months), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale. Additionally, short-term investments include variable rate demand notes (“VRDNs”) and auction rate securities classified as available-for-sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals.

As of February 3, 2007, long-term investments included investments with remaining maturities of greater than 12 months, but not exceeding five years (averaging approximately 27 months) and consisted primarily of agency bonds classified as available-for-sale.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Proceeds from the sale of available-for-sale securities were $916.0 million, $876.1 million and $330.4 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. These proceeds are offset against purchases of $1.353 billion, $1.188 billion and $508.8 million for Fiscal 2006, Fiscal

PAGE 38	ANNUAL REPORT 2006

2005 and Fiscal 2004, respectively. For Fiscal 2006 and Fiscal 2005, realized losses related to available-for-sale securities of $0.6 million and $0.2 million, respectively, were included in other income, net. For Fiscal 2004, a nominal amount of realized gain related to the sale of available-for-sale securities was included in other income, net.

During Fiscal 2006, the Company transferred certain investment securities from available-for-sale classification to trading classification (the “trading securities”). As a result of this transfer, during Fiscal 2006 a reclassification adjustment of $(0.3) million was recorded in other comprehensive income related to the gain realized in net income at the time of transfer. As a result of trading classification, the Company realized $3.5 million of capital gains, which were recorded in other income, net during Fiscal 2006. The trading securities were sold during Fiscal 2006, at which time the Company received proceeds of $184.0 million. As of February 3, 2007, the Company had no investments classified as trading securities.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

	February 3, 2007
(In thousands)	Balance	Unrealized Holding Gains	Unrealized Holding Losses
Cash and cash equivalents:
Cash and money market investments	$59,079	$-	$-
Taxable investments	658	-	-
Total cash and cash equivalents	$59,737	$-	$-
Short-term investments:
Tax exempt and advantaged investments	$659,906	$-	$28
Taxable investments	107,470	-	130
Total short-term investments	$767,376	$-	$158
Long-term investments
Tax exempt and advantaged investments	$7,477	$4	$23
Taxable investments	244,167	1	366
Total long-term investments	$251,644	$5	$389
Total	$1,078,757	$5	$547

	January 28, 2006
(In thousands)	Balance	Unrealized Holding Gains	Unrealized Holding Losses
Cash and cash equivalents:
Cash and money market investments	$69,641	$-	$-
Taxable investments	60,888	-	-
Total cash and cash equivalents	$130,529	$-	$-
Short-term investments:
Tax exempt and advantaged investments	$517,199	$-	$57
Taxable investments	103,790	-	61
Total short-term investments	$620,989	$-	$118
Long-term investments
Taxable investments	$145,774	$-	$636
Total long-term investments	$145,774	$-	$636
Total	$897,292	$-	$754

AMERICAN EAGLE OUTFITTERS	PAGE 39

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

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to third party vendors. Historically, the proceeds and cost of sell-offs, which are without recourse, were presented on a net basis within cost of sales. During the three months ended October 28, 2006, the Company began classifying its merchandise sell-offs on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial. Below is a summary of merchandise sell-offs for Fiscal 2006, Fiscal 2005 and Fiscal 2004.

	For the Years Ended
(in thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Proceeds from sell-offs	$16,061	$14,472	$15,421
Marked-down cost of merchandise disposed of via sell-offs	$22,656	$18,832	$15,780

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the estimated useful lives as follows:

Buildings	25 years
Leasehold improvement	Lesser of 5 to 10 years or the term of the lease
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, management evaluates the ongoing value of the Company’s property and equipment, including but not limited to leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. The Company did not recognize any impairment losses during Fiscal 2006 and recognized $1.2 million and $1.4 million in impairment losses during Fiscal 2005 and Fiscal 2004, respectively.

Goodwill

As of February 3, 2007, the Company had approximately $10.0 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.

PAGE 40	ANNUAL REPORT 2006

Other Assets

Other assets consist primarily of deferred taxes, assets related to our deferred compensation plans and trademark costs. Trademark costs are amortized over five to fifteen years. These assets, net of amortization, are presented as other assets (long-term) on the Consolidated Balance Sheets.

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

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. If a gift card remains inactive for greater than 24 months, the Company assesses the recipient a one dollar per month service fee, where allowed by law, which is automatically deducted from the remaining value of the card. For those jurisdictions where assessing a service fee is not allowable by law, the estimated breakage is recorded in a manner consistent with that described above, starting after 24 months of inactivity. Both gift card service fees and breakage estimates are recorded within other income, net.

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

AMERICAN EAGLE OUTFITTERS	PAGE 41

the derivative, which was designated and met all the required criteria for a cash flow hedge, were recorded in accumulated other comprehensive income. During Fiscal 2004, the interest rate swap was terminated at its fair value, which represented a net loss of $0.7 million, in conjunction with the payoff of the term facility. As a result, the Company reclassified approximately $0.4 million, net of tax, of unrealized net losses from other comprehensive income into earnings during Fiscal 2004. As of January 28, 2006, the Company did not have any remaining derivative instruments. The Company had no derivative activity during Fiscal 2006.

Stock Repurchases

The Company did not repurchase any shares of its common stock on the open market during Fiscal 2004. During Fiscal 2005, the Company repurchased 10.5 million shares of its common stock under various repurchase authorizations made by the Board. During Fiscal 2006, the Company repurchased the remaining 5.3 million shares of its common stock under the November 15, 2005 authorization for approximately $146.5 million, at a weighted average share price of $27.89. As of February 3, 2007, the Company had no shares remaining authorized for repurchase. See Note 15 of the Consolidated Financial Statements for information on subsequent events related to our stock repurchase program.

Additionally, during Fiscal 2006 and Fiscal 2005, the Company purchased 0.4 million and 0.5 million shares, respectively, from certain employees at market prices totaling $7.6 million and $10.5 million, respectively, for the payment of taxes in connection with the vesting of share-based payments as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan. No shares were repurchased during Fiscal 2004.

The aforementioned share repurchases have been recorded as treasury stock.

Stock Split

On November 13, 2006, the Company’s Board approved a three-for-two stock split. This stock split was distributed on December 18, 2006, to stockholders of record on November 24, 2006. All share amounts and per share data presented herein have been restated to reflect this stock split.

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Prior to Fiscal 2006, these amounts were recorded at the time the goods were shipped. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial.

PAGE 42	ANNUAL REPORT 2006

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

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006
Beginning balance	$3,755	$3,369
Returns	(78,290)	(67,668)
Provisions	80,533	68,054
Ending balance	$5,998	$3,755

Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise.

During the three months ended October 28, 2006, the Company began classifying sell-offs of end-of-season, overstock and irregular merchandise on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Historically, the Company has presented the proceeds and cost of sell-offs on a net basis within cost of sales. For Fiscal 2006, the Company recorded $5.3 million of proceeds and $6.5 million of cost of sell-offs within net sales and cost of sales, respectively. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial.

During Fiscal 2006, the Company reviewed its accounting policies related to revenue recognition. As a result of this review, the Company determined that shipping and handling amounts billed to customers, which were historically recorded as a reduction to cost of sales, should be recorded as revenue. Accordingly, beginning in Fiscal 2006, these amounts are recorded within net sales. As a result of this change, the Company recorded $17.7 million in net sales for Fiscal 2006 and reclassified $12.6 million and $8.4 million for Fiscal 2005 and Fiscal 2004, respectively, from cost of sales to net sales.

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

AMERICAN EAGLE OUTFITTERS	PAGE 43

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. Prior to February 3, 2007, the Company recorded this write-off of assets within selling, general and administrative expenses. However, the Company has now determined that classification within depreciation and amortization expense is more appropriate. As a result of this change, the Company recorded $6.1 million related to asset write-offs within depreciation and amortization expense for Fiscal 2006. Prior year amounts of $4.1 million and $1.2 million for Fiscal 2005 and Fiscal 2004, respectively, have been reclassified for comparative purposes.

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. Costs associated with the production of television advertising are expensed over the life of the campaign. All other advertising costs are expensed as incurred. The Company recognized $64.3 million, $53.3 million and $41.4 million in advertising expense during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

Design Costs

The Company has certain design costs, including compensation, rent, travel, supplies and samples, which are included in cost of sales as the respective inventory is sold.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other Income, Net

Other income, net consists primarily of interest income, as well as interest expense and foreign currency transaction gain/loss. Beginning in Fiscal 2006, the Company records gift card service fee income in other income, net. These amounts were previously recorded as a reduction to selling, general and administrative expenses. The Company recorded gift card service fee income of $2.3 million in Fiscal 2006. Prior year amounts of $2.4 million and $1.7 million for Fiscal 2005 and Fiscal 2004, respectively, have been reclassified for comparative purposes.

Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position or results of operations of the Company.

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Cash paid during the periods for:
Income taxes	$204,179	$133,461	$121,138
Interest	$19	$—	$1,188

PAGE 44	ANNUAL REPORT 2006

Earnings Per Share

The following table shows the amounts used in computing earnings per share from continuing operations and the effect on income from continuing operations and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Income from continuing operations	$387,359	$293,711	$224,232
Weighted average common shares outstanding:
Basic shares	222,662	227,406	217,725
Dilutive effect of stock options and non-vested restricted stock	5,722	5,625	7,641
Diluted shares	228,384	233,031	225,366

Equity awards to purchase 1,074,004 and 172,500 shares of common stock during Fiscal 2006 and Fiscal 2005, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for Fiscal 2006, 1,034,075 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual EPS performance goals. For Fiscal 2005, 1,050,036 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts due to this contingent issuance.

Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has identified four operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores, ae.com and MARTIN + OSA) that reflect the basis used internally to review performance and allocate resources. Three of the operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores and ae.com, collectively the “AE brand”) have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131, based on their similar economic characteristics, products, production processes, target customers and distribution methods. Our new intimates sub-brand, aerie by American Eagle, was not identified as a separate operating segment under SFAS No. 131 as it is reviewed and operated as a component of the operating segments comprising the AE brand. MARTIN + OSA was determined to be immaterial for segment reporting purposes. Therefore, the Company will combine MARTIN + OSA with the AE Brand operating segment as one reportable segment. The Company will continue to monitor the materiality of MARTIN + OSA and will present it as a separate reportable segment at the time it becomes material to the Consolidated Financial Statements. Prior to its disposition, Bluenotes was presented as a separate reportable segment (see Note 9 of the Consolidated Financial Statements).

AMERICAN EAGLE OUTFITTERS	PAGE 45

The following tables present summarized geographical information:

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Net sales (1):
United States	$2,562,831	$2,144,429	$1,760,111
Foreign (2)	231,578	177,533	129,536
Total net sales	$2,794,409	$2,321,962	$1,889,647

(1)	Bluenotes’ net sales amounts have been excluded from all periods as they are being presented in discontinued operations. See Note 9 of the Consolidated Financial Statements for additional information regarding Bluenotes.
(2)	Amounts represent sales from American Eagle’s Canadian retail stores, as well as ae.com sales, that are billed to and/or shipped to foreign countries.

(In thousands)	February 3, 2007	January 28, 2006
Long-lived assets, net:
United States	$470,494	$329,050
Foreign (1)	21,101	26,418
Total long-lived assets, net (1)	$491,595	$355,468

(1)	Long-lived assets as of January 28, 2006 do not include the assets of NLS subject to the sales agreement entered into during the fourth quarter of Fiscal 2005, as they have been classified as held-for-sale. As of February 3, 2007, there were no remaining assets related to NLS. See Note 9 of the Consolidated Financial Statements for additional information regarding NLS.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2006 presentation, including unaudited quarterly financial information. See Note 14 of the Consolidated Financial Statements.

3. Share-Based Payments

At February 3, 2007, the Company had three share-based compensation plans, which are described below. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. No share-based employee compensation cost related to stock options was recognized in the Consolidated Statements of Operations prior to January 29, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in Fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair

PAGE 46	ANNUAL REPORT 2006

value of the Company’s common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $36.6 million ($22.6 million, net of tax), $19.6 million ($12.1 million, net of tax) and $25.2 million ($15.4 million, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on January 29, 2006, the Company’s income before income taxes and net income were lower by $3.9 million and $2.4 million, respectively, for Fiscal 2006, than if the Company had continued to account for share-based compensation under APB No. 25. Net income per basic and diluted common share are each lower by $0.01 for Fiscal 2006 than if the Company had not adopted SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits from share-based payments as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for Fiscal 2006, the $19.5 million excess tax benefit from share-based payments classified as a financing cash flow would have been classified as an operating cash flow if the company had not adopted SFAS No. 123(R).

The following table illustrates the effect on net income and income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock options granted in all periods presented. For purposes of this pro forma disclosure, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model and amortized to expense over the options’ vesting period.

	For the Years Ended
(In thousands, except per share amounts)	January 28, 2006	January 29, 2005
Net Income, as reported	$294,153	$213,343
Add: stock option compensation expense included in reported net income, net of tax	304	1,301
Less: total stock option compensation expense determined under fair value method, net of tax	(9,283)	(10,948)
Pro forma net income	$285,174	$203,696
Basic income per common share:
As reported	$1.29	$0.98
Pro forma	$1.25	$0.94
Diluted income per share:
As reported	$1.26	$0.95
Pro forma	$1.22	$0.90

AMERICAN EAGLE OUTFITTERS	PAGE 47

Share-based compensation plans

1994 Stock Option Plan

On February 10, 1994, the Company’s Board adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the grant of 12,150,000 incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 24,300,000 shares. Additionally, the amendment provided that the maximum number of options that may be granted to any individual may not exceed 8,100,000 shares. The options granted under the 1994 Plan were approved by the Compensation Committee of the Board, primarily vest over five years, and expire ten years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the “1999 Plan”) was approved by the stockholders on June 8, 1999. The 1999 Plan authorized 18,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 33,000,000. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 9,000,000 shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock splits) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock option grants in June 2005. Through February 3, 2007, 33,159,233 non-qualified stock options and 6,708,369 shares of restricted stock were granted under the 1999 Plan to employees and certain non-employees (without considering cancellations to date of awards for 7,758,782 shares). Approximately 33% of the options granted were to vest over eight years after the date of grant but were accelerated as the Company met annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years and the remaining grants vest over one year. All options expire after ten years. Performance-based restricted stock was earned if the Company met established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Stock Award and Incentive Plan (the “2005 Plan”) was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18,375,000 shares for issuance, of which 6,375,000 shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12,000,000 shares are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6,000,000 shares per year plus the amount of the unused annual limit of the previous year. The 2005 Plan allows the Compensation Committee to determine which employees receive awards and the terms and conditions of these awards. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through February 3, 2007, 3,235,231 non-qualified stock options, 1,382,679 shares of restricted stock and 60,582 shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 287,702 shares). Approximately 98% of the options granted under the 2005 Plan vest over three years and 2% vest over five years. Options were granted for ten and seven-year terms. Approximately 93% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 7% of the restricted stock awards are time-based and vest over three years.

PAGE 48	ANNUAL REPORT 2006

Stock Option Grants

A summary of the Company’s stock option activity under all plans for Fiscal 2006 follows:

	For the Year Ended February 3, 2007 (1)
	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Average Intrinsic Value (In Thousands)
Outstanding - beginning of year	13,507,365	$8.15
Granted (Exercise price equal to fair value)	3,082,231	$20.24
Exercised (2)	(3,971,272)	$7.29
Cancelled	(408,982)	$15.36
Outstanding - end of year	12,209,342	$11.24	5.7	$256,656
Exercisable - end of year	7,666,687	$7.76	5.2	$187,950

(1)	As of February 3, 2007, the Company had 9,495,536 shares available for stock option grants.
(2)	Options exercised during Fiscal 2006 ranged in price from $0.85 to $18.03.

The weighted-average grant date fair value of stock options granted during Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $20.24, $17.71 and $10.42, respectively. The aggregate intrinsic value of options exercised during Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $73.4 million, $90.8 million and $76.9 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $28.4 million and $25.5 million, respectively, for Fiscal 2006.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
Black-Scholes Option Valuation Assumptions	February 3, 2007	January 28, 2006
Risk-free interest rates (1)	4.9%	3.8%
Dividend yield	1.0%	1.1%
Volatility factors of the expected market price of the Company’s common stock (2)	41.3%	38.0%
Weighted-average expected term (3)	4 years	5 years
Expected forfeiture rate (4)	8.0%	13.9%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	For Fiscal 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility. Prior to the adoption of SFAS No. 123(R), expected stock price volatility was estimated using only historical volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options, as permitted by SAB No. 107, and past exercise behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. The weighted average expected option term for Fiscal 2005 is based upon historical experience.
(4)	Based upon historical experience.

As of February 3, 2007, there was $16.5 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

AMERICAN EAGLE OUTFITTERS	PAGE 49

Restricted Stock Grants

Under the 2005 Plan, the fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A summary of the activity of the Company’s restricted stock is presented in the following tables.

	For the Year Ended February 3, 2007
Time-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	90,000	$9.63
Granted	93,000	$20.02
Vested	(45,000)	$9.63
Cancelled	-	-
Nonvested - February 3, 2007	138,000	$16.63

(1)	Nonvested time-based restricted stock at January 29, 2006 is related to an award that was issued under the 1999 Plan. Under this plan, time-based awards were valued using the average of the high and low market price of the Company’s common stock on the date of grant.

	For the Year Ended February 3, 2007
Performance-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 29, 2006 (1)	1,050,036	$17.36
Granted	1,089,429	$17.88
Vested	(1,050,036)	$17.36
Cancelled	(55,354)	$16.98
Nonvested - February 3, 2007	1,034,075	$17.93

(1)	Nonvested performance-based restricted stock at January 29, 2006 includes awards issued under the 1999 Plan and the 2005 Plan. Under the 1999 Plan, awards were valued using the average of the high and low market price of the Company’s common stock at the end of the performance period. Under the 2005 Plan, awards were valued using the closing price of the Company's common stock at the end of the performance period.

As of February 3, 2007, there was $3.1 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 10 months. The total fair value of restricted stock awards vested during Fiscal 2006 and Fiscal 2005 was $18.9 million and $25.9 million, respectively. No restricted stock awards vested during Fiscal 2004.

PAGE 50	ANNUAL REPORT 2006

4. Accounts and Note Receivable

Accounts and note receivable are comprised of the following:

(In thousands)	February 3, 2007	January 28, 2006
Construction allowances	$9,345	$8,212
Merchandise sell-offs	2,488	6,904
Taxes	1,012	1,860
Distribution services	-	1,618
Interest income	7,251	2,982
Property insurance claims	2,530	4,081
Other	3,419	3,489
Total	$26,045	$29,146

5. Property and Equipment

Property and equipment consists of the following:

(In thousands)	February 3, 2007	January 28, 2006
Land	$6,869	$4,284
Buildings	34,093	30,682
Leasehold improvements	434,881	391,820
Fixtures and equipment	289,828	239,139
Construction in progress	92,019	1,098
	$857,690	$667,023
Less: Accumulated depreciation and amortization	(376,045)	(321,505)
Net property and equipment	$481,645	$345,518

Amounts as of January 28, 2006 reflect certain assets of NLS as held-for-sale. As of February 3, 2007, there were no remaining assets related to NLS. See Note 9 of the Consolidated Financial Statements for additional information regarding assets held-for-sale.

Depreciation expense is summarized as follows:

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Depreciation expense	$87,869	$77,372	$67,495

6. Note Payable and Other Credit Arrangements

Pennsylvania Industrial Development Authority Loan

During Fiscal 2006, the Company entered into an agreement with the Pennsylvania Industrial Development Authority (“PIDA”) to borrow approximately $2.2 million with a fixed interest rate of 3.25% and a maturity date of October 1, 2021. The proceeds from the PIDA loan were restricted for construction costs related to the Company’s new home office building in Pittsburgh, Pennsylvania. During the three months ended October 28, 2006, the Company received approximately $2.0 million of the proceeds. During the fourth quarter, prior to the

AMERICAN EAGLE OUTFITTERS	PAGE 51

receipt of the remaining $0.2 million, the Company repaid the outstanding principal balance of the loan in full and terminated the loan agreement. A nominal amount of interest was paid under the PIDA loan during Fiscal 2006.

Unsecured Demand Lending Arrangement

During Fiscal 2006, the Company received a temporary increase in the amount available for letters of credit under its unsecured demand lending agreement. This increase will be used to support commitments for merchandise inventory purchases and will remain in place until terminated by the Company. As a result of the increase, the Company has a $130.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit that can be used for letters of credit and/or direct borrowing, totaling $170.0 million. The interest rate is at the lender’s prime lending rate (8.25% at February 3, 2007) or at LIBOR plus a negotiated margin rate. Because there were no direct borrowings during any of the past three years, there were no amounts paid for interest on this facility. At February 3, 2007, letters of credit in the amount of $70.5 million were outstanding on this facility, leaving a remaining available balance on the line of $99.5 million.

Uncommitted Letter of Credit Facility

During Fiscal 2006, the Company also received a temporary increase in the amount available for letters of credit under its uncommitted letter of credit facility with a separate financial institution. This increase will be used to support commitments for merchandise inventory purchases and will remain in place until terminated by the Company. As a result of the increase, the Company has an uncommitted letter of credit facility for $100.0 million. At February 3, 2007, letters of credit in the amount of $48.3 million were outstanding on this facility, leaving a remaining available balance on the line of $51.7 million.

Non-revolving Term Facility

During Fiscal 2004, the Company retired its $29.1 million non-revolving term facility (the “term facility”) for $16.2 million. The term facility required annual payments of $4.8 million, with interest at the one-month Bankers’ Acceptance Rate plus 140 basis points, and was originally scheduled to mature in December 2007. Interest paid under the term facility was $1.2 million for Fiscal 2004.

PAGE 52	ANNUAL REPORT 2006

7. Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

(In thousands)	Before Tax Amount	Tax (Expense) Benefit	Other Comprehensive Income
Balance at January 31, 2004	$6,078	$(2,389)	$3,689
Unrealized loss on investments	(372)	145	(227)
Reclassification adjustment for gain realized in net income related to sale of available-for-sale securities	(6)	2	(4)
Foreign currency translation adjustment (1)	4,581	2,734	7,315
Reclassification adjustment for loss realized in net income related to the disposition of Bluenotes	2,467	-	2,467
Unrealized derivative gains on cash flow hedge	116	(45)	71
Reclassification adjustment for losses realized in net income related to termination of the cash flow hedge	714	(277)	437
Balance at January 29, 2005	13,578	170	13,748
Unrealized loss on investments	(1,072)	430	(642)
Reclassification adjustment for losses realized in net income related to sale of available-for-sale securities	159	(60)	99
Foreign currency translation adjustment	8,823	-	8,823
Balance at January 28, 2006	21,488	540	22,028
Unrealized loss on investments	(276)	85	(191)
Reclassification adjustment for losses realized in net income related to sale of available-for-sale securities	578	(222)	356
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification	(287)	110	(177)
Foreign currency translation adjustment	(1,180)	-	(1,180)
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	878	-	878
Balance at February 3, 2007	$21,201	$513	$21,714

(1)	During Fiscal 2004, the Company reclassified the income tax provision related to its foreign currency translation gains, as it is the Company’s intention to utilize the earnings of its foreign subsidiaries in the foreign operations for an indefinite period of time. See Note 10 of the Consolidated Financial Statements for additional information.

The components of accumulated other comprehensive income were as follows:

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006
Net unrealized losses on available-for-sale securities, net of tax	$(811)	$(799)
Foreign currency translation adjustment	22,525	22,827
Accumulated other comprehensive income	$21,714	$22,028

AMERICAN EAGLE OUTFITTERS	PAGE 53

8. Leases

The Company leases all store premises, some of its office space and certain information technology and office equipment. The store leases generally have initial terms of ten years. Most of these store leases provide for base rentals and the payment of a percentage of sales as additional rent when sales exceed specified levels. Additionally, most leases contain construction allowances and/or rent holidays. In recognizing landlord incentives and minimum rent expense, the Company amortizes the charges on a straight line basis over the lease term (including the pre-opening build-out period). These leases are classified as operating leases.

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Store rent:
Fixed minimum	$145,519	$136,876	$124,507
Contingent	19,138	13,248	6,788
Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	164,657	150,124	131,295
Offices, distribution facilities, equipment and other	12,540	10,752	11,265
Total rent expense	$177,197	$160,876	$142,560

In addition, the Company is typically responsible under its store, office and distribution center leases for common area maintenance charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at February 3, 2007:

Fiscal years: (In thousands)	Future Minimum Lease Obligations
2007	$166,582
2008	168,450
2009	163,394
2010	151,500
2011	132,763
Thereafter	398,477
Total	$1,181,166

9. Assets Held-for-Sale and Discontinued Operations

On January 27, 2006, the Company entered into an asset purchase agreement (the “Agreement”) with the NLS Purchaser, a privately held Canadian company, for the sale of certain assets of NLS. During February 2006, the Company completed this transaction with an effective date of February 28, 2006. In accordance with SFAS No. 144, the accompanying Consolidated Balance Sheet as of January 28, 2006 reflects the assets subject to the Agreement as held-for-sale. As of February 3, 2007, there were no remaining assets related to NLS. An impairment loss of $0.6 million was recorded in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations during Fiscal 2005 to record these assets at their fair value less costs to sell. Additionally, a $0.3 million loss was recorded in cost of sales during Fiscal 2006 to record the obligation related to the remaining lease term at a former NLS distribution sub-center location. These losses were partially

PAGE 54	ANNUAL REPORT 2006

offset by a $0.1 million adjustment to the fair value of the assets upon final disposition, which was recorded in selling, general and administrative expenses during Fiscal 2006.

During December 2004, the Company completed its disposition of Bluenotes to the Bluenotes Purchaser. The transaction had an effective date of December 5, 2004. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented. As of January 28, 2006, there were no remaining amounts recorded in the Company’s Consolidated Balance Sheets related to Bluenotes.

The Company received approximately $23 million as consideration for the sale of certain of its Bluenotes assets, including inventory and property and equipment. The transaction resulted in an after-tax loss of $4.8 million, or $0.02 per diluted share, during Fiscal 2004 and was partially offset by net income from the disposition of $0.4 million during Fiscal 2005. Additionally, during Fiscal 2005, the Company recorded a $6.0 million income tax benefit related to the completion of the Bluenotes’ disposition. At this time, the realization of the aforementioned income tax benefit is uncertain. As a result, the Company has recorded a reserve for the full amount.

The operating results of Bluenotes, which are being presented as discontinued operations, were as follows:

(In thousands)	January 28, 2006	January 29, 2005
Net sales	$-	$69,825

Loss from operations, net of tax	$-	$(6,070)
Income (loss) on disposition, net of tax	442	(4,819)
Income (loss) from discontinued operations, net of tax (1)	$442	$(10,889)

(1)	Amounts are net of tax (expense) benefit of $(0.3) million and $3.9 million, respectively.

10. Income Taxes

The components of income from continuing operations before taxes on income were:

(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
U.S.	$561,178	$448,442	$339,328
Foreign	67,889	28,525	27,507
Total	$629,067	$476,967	$366,835

AMERICAN EAGLE OUTFITTERS	PAGE 55

The significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	February 3, 2007	January 28, 2006
Deferred tax assets:
Current:
Inventories	$8,668	$7,018
Rent	16,963	16,393
Deferred compensation	13,224	12,315
Capital loss	-	1,173
Valuation allowance	-	(477)
Other	8,877	6,663
Total current deferred tax assets	47,732	43,085
Long-term:
Deferred compensation	25,167	13,435
Property and equipment	953	2,194
Other	4,220	1,783
Total long-term deferred tax assets	30,340	17,412
Total deferred tax assets	$78,072	$60,497
Deferred tax liabilities:
Property and equipment	$12,080	$22,077
Total deferred tax liabilities	$12,080	$22,077

The net change in the deferred tax assets and liabilities increased by $27.6 million primarily due to an increase in share-based payments and incentives, as well as a reduction of property and equipment deferred tax liabilities.

Significant components of the provision for income taxes are as follows:

	For the Years Ended
(In thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Current:
Federal	$235,666	$152,416	$130,988
State	33,614	26,722	24,338
Total current	269,280	179,138	155,326
Deferred:
Federal	(26,141)	(3,387)	(18,860)
Foreign taxes	2,694	8,109	9,572
State	(4,125)	(604)	(3,435)
Total deferred	(27,572)	4,118	(12,723)
Provision for income taxes	$241,708	$183,256	$142,603

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 in the amounts of $25.5 million, $35.4 million and $28.8 million, respectively.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the

PAGE 56	ANNUAL REPORT 2006

“Act”) affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and that meet certain requirements. During Fiscal 2006, the Company repatriated $83.4 million as extraordinary dividends from its Canadian subsidiaries. As a result of the repatriation, the Company recognized total income tax expense of $4.4 million, of which $3.8 million was recorded during Fiscal 2005 and $0.6 million was recorded during Fiscal 2006.

The decision to take advantage of the special one-time deduction under the Act is a discrete event, and it has not changed the Company’s intention to indefinitely reinvest accumulated earnings from its Canadian operations to the extent not repatriated under the Act. Accordingly, no provision will be made for income taxes that would be payable upon the distributions of such earnings.

Income tax accruals of $57.9 million and $19.8 million were recorded at February 3, 2007 and January 28, 2006, respectively. As of February 3, 2007, contingent tax reserves of approximately $16.9 million were recorded, of which $8.5 million related to potential state and local income tax liabilities.

As of February 3, 2007, the Company had a deferred tax asset of $1.4 million relating to certain state tax credits that can be used to offset state income tax. The credits will expire over a period from July 2012 to July 2014. No valuation allowance has been provided against this deferred tax asset as the Company believes that it is more likely than not that the benefit of this asset will be realized prior to the expiration dates of the tax credits.

A reconciliation between the statutory federal income tax rate and the effective tax rate from continuing operations follows:

	For the Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	4	4	4
Accrued tax on unremitted Canadian earnings	-	1	-
State tax credits, net of federal income tax effect	-	(1)	-
Tax impact of tax exempt interest	(1)	(1)	-
	38%	38%	39%

11. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 21 years of age, have completed 60 days of service and work at least 20 hours per week. Individuals can decline enrollment or can contribute up to 30% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match up to 4.5% of participants’ eligible compensation. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $6.9 million in expense during Fiscal 2006 and $4.8 million in expense during both Fiscal 2005 and Fiscal 2004 in connection with the Retirement Plan.

The Employee Stock Purchase Plan is a non-qualified plan that covers all full-time employees and part-time employees who are at least 18 years old, have completed 60 days of service and work at least 20 hours per week. Contributions are determined by the employee, with the Company matching 15% of the investment up to a maximum investment of $100 per pay period. These contributions are used to purchase shares of Company stock in the open market.

AMERICAN EAGLE OUTFITTERS	PAGE 57

12. Related Party Transactions

The Company and its wholly-owned subsidiaries historically had various transactions with related parties. The nature of the Company’s relationship with the related parties and a description of the respective transactions is stated below.

As of February 3, 2007, the Schottenstein-Deshe-Diamond families (the “families”) owned approximately 13% of the outstanding shares of Common Stock of the Company. The families also own a private company, Schottenstein Stores Corporation (“SSC”), which includes a publicly-traded subsidiary, Retail Ventures, Inc. (“RVI”), formerly Value City Department Stores, Inc., and also owned 99% of Linmar Realty Company II (“Linmar Realty”) until June 4, 2004. During Fiscal 2004, the Company implemented a strategic plan to eliminate related party transactions with the families. As a result, we did not have any material transactions remaining with the families subsequent to January 28, 2006. We believe that the terms of the prior transactions were as favorable to the Company as those that could have been obtained from unrelated third parties.

During Fiscal 2004, the Company, through a subsidiary, Linmar Realty Company II LLC, acquired for $20.0 million Linmar Realty Company II, a general partnership that owned the Company’s corporate headquarters and distribution center. The acquisition price, less a straight-line rent accrual adjustment of $2.0 million, was recorded as land and building on the consolidated balance sheet during Fiscal 2004 and is being depreciated over its anticipated useful life of twenty-five years. Prior to the acquisition, the Company had an operating lease with Linmar Realty for these properties. Rent expense under the lease was $0.8 million during Fiscal 2004.

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to various parties, which have historically included RVI. During April 2004, the Company entered into an agreement with an independent third-party vendor for the sale of merchandise sell-offs, thus reducing sell-offs to related parties. As a result, there have been no sell-offs of merchandise to related parties since the date of the agreement. Prior to the agreement, during Fiscal 2004, $0.1 million of merchandise, at cost, was sold to RVI. See Note 2 of the Consolidated Financial Statements for additional information regarding merchandise sell-offs.

Prior to the implementation of the Company’s plan to eliminate related party transactions, SSC and its affiliates charged the Company for various professional services provided, including certain legal, real estate and insurance services. For Fiscal 2004, the Company paid approximately $0.2 million for these services.

During Fiscal 2004, the Company discontinued its cost sharing arrangement with SSC for the acquisition of an interest in several corporate aircraft. The Company paid $0.1 million during Fiscal 2004 to cover its share of operating costs based on usage of the corporate aircraft under the cost sharing arrangement. No payments were made during Fiscal 2005 or 2006, as a result of the discontinuation of this arrangement.

See Part III, Item 13 of this Form 10-K for additional information regarding related party transactions.

13. Contingencies

Guarantees

In connection with the disposition of Bluenotes, the Company has provided guarantees related to two store leases that were assigned to the Bluenotes Purchaser. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.1 million as of February 3, 2007. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes Asset Purchase Agreement.

PAGE 58	ANNUAL REPORT 2006

In accordance with FIN No. 45, as the Company issued the guarantees at the time it became secondarily liable under a new lease, no amounts have been accrued in the Company’s Consolidated Financial Statements related to these guarantees. Management believes that it is unlikely that the Company will be required to perform under the guarantees.

14. Quarterly Financial Information - Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Quarters Ended (1)
(In thousands, except per share amounts)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	$456,477	$515,868	$580,547	$769,070
Gross profit	222,723	228,476	270,096	356,454
Income from continuing operations, net of tax	55,184	58,034	73,357	107,136
Income (loss) from discontinued operations, net of tax	89	(15)	(37)	405
Net income	55,273	58,019	73,320	107,541
Basic per common share amounts:
Income from continuing operations	0.24	0.25	0.32	0.48
Loss from discontinued operations	-	-	-	-
Net income per basic share	0.24	0.25	0.32	0.48
Diluted per common share amounts:
Income from continuing operations	0.24	0.25	0.31	0.47
Loss from discontinued operations	-	-	-	-
Net income per diluted share	0.24	0.25	0.31	0.47

	Quarters Ended (1)
(In thousands, except per share amounts)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007
Net sales	$522,428	$602,326	$696,290	$973,365
Gross profit	254,369	275,261	344,324	466,475
Net income	64,156	72,099	100,945	150,159

Basic income per common share	0.29	0.32	0.45	0.68
Diluted income per common share	0.28	0.31	0.44	0.66

(1)	Quarters are presented in 13 week periods consistent with the Company’s fiscal year discussed in Note 2 of the Consolidated Financial Statements, except for the fourth quarter ended February 3, 2007, which is presented as a 14 week period.

15. Subsequent Event

On March 6, 2007, the Company’s Board authorized an additional 7.0 million shares of its common stock to be repurchased under the Company’s share repurchase program. Subsequent to this authorization, the Company repurchased 2.8 million shares of its common stock. The shares were repurchased for approximately $85.2 million, at a weighted average share price of $30.42. As of March 30, 2007, the Company had 4.2 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. See Note 2 of the Consolidated Financial Statements for additional information regarding our repurchase program.

On March 8, 2007, shares of the Company’s common stock began trading on the New York Stock Exchange under the symbol “AEO.” Prior to March 8, 2007, shares of the Company’s common stock traded on the NASDAQ Stock Market.

AMERICAN EAGLE OUTFITTERS	PAGE 59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the “Management”), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K as of February 3, 2007, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of February 3, 2007.

Our Management’s assessment of the effectiveness of internal control over financial reporting as of February 3, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young’s attestation report on Management’s assessment of our internal control over financial reporting is located below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAGE 60	ANNUAL REPORT 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that American Eagle Outfitters, Inc. (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Eagle Outfitters, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007 and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

April 2, 2007

AMERICAN EAGLE OUTFITTERS	PAGE 61

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the captions “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Table” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the captions “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006

Consolidated Statements of Operations for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

Notes to Consolidated Financial Statements

PAGE 62	ANNUAL REPORT 2006

(a)(2)	Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3) Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	See Second Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1 hereof
4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof
10.1	Form of the Registrant’s 1994 Stock Option Plan (3)
10.2	Form of Restricted Stock Agreement (4)
10.3	Form of Indemnification Agreement (5)
10.4	Employee Stock Purchase Plan (6)
10.5*	Form of the Registrant’s 1999 Stock Incentive Plan, as amended
10.6	Management Incentive Plan (7)
10.7	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004 (8)
10.8	Profit Sharing and 401(k) Plan (9)
10.9	Employment Agreement between the Registrant and Roger S. Markfield, dated May 16, 2005 (10)
10.10	Deferred Compensation Plan (11)
10.11	2005 Stock Award and Incentive Plan (12)
10.12	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005 (13)
10.13	Form of Director Deferred Compensation Agreement (14)
10.14	Resignation Agreement and Release between the Registrant and Michael J. Leedy, dated February 20, 2006 (15)
10.15	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003 (16)
10.16	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006 (17)
10.17	Employment Agreement between the Registrant and Kathy Savitt, dated January 3, 2006 (18)
10.18	Employment Agreement between the Registrant and Joan Hilson, dated July 18, 2005 (19)
10.19	Restricted Stock Exchange and Deferral Agreement, dated July 12, 2006 (20)
10.20	Employment Agreement between the Registrant and James V. O’Donnell dated December 28, 2006 (21)
10.21	Employment Agreement between the Registrant and Susan P. McGalla dated March 1, 2007 (22)
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney
31.1*	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 4(b) to Registration Statement on Form S-8 (file no. 333-121641), filed December 23, 2004 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated March 6, 2007, filed March 13, 2007 and incorporated herein by reference.
(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

AMERICAN EAGLE OUTFITTERS	PAGE 63

(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994 and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.
(6)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.
(7)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders held on May 27, 2003, filed April 14, 2003 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.
(9)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 333-121641), filed December 23, 2004, as amended and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 16, 2005, filed May 20, 2005 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2004, filed May 25, 2005 and incorporated herein by reference.
(12)	Previously filed as Appendix B to the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders held on June 15, 2005, filed May 2, 2005 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 20, 2006, filed February 24, 2006 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.3 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 18, 2006, filed April 24, 2006 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 12, 2006, filed July 18, 2006 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 28, 2006, filed January 3, 2007 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 1, 2007, filed March 7, 2007 and incorporated herein by reference.

*	Filed herewith.
**	Furnished herewith.

(b)	Exhibits

The exhibits to this report begin on page 66.

(c)	Financial Statement Schedules

None.

PAGE 64	ANNUAL REPORT 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 4, 2007	AMERICAN EAGLE OUTFITTERS, INC.
By: /s/ James V. O’Donnell
James V. O’Donnell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 4, 2007.

Signature	Title

/s/ James V. O’Donnell James V. O’Donnell	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joan Holstein Hilson Joan Holstein Hilson	Executive Vice President and Chief Financial Officer, AE Brand (Principal Financial Officer and Principal Accounting Officer)

* Jay L. Schottenstein	Chairmanof the Board and Director

* Jon P. Diamond	Director

* Michael G. Jesselson	Director

* Alan Kane	Director

* Roger S. Markfield	Director

* Janice E. Page	Director

* J. Thomas Presby	Director

* Gerald E. Wedren	Director

* Larry M. Wolf	Director

*By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson, Attorney-in-Fact

AMERICAN EAGLE OUTFITTERS	PAGE 65