Form 10-Q
period 2007-05-05
AMERICAN EAGLE OUTFITTERS INC
filed 2007-06-07
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    ☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 218,759,933 Common Shares were outstanding at May 31, 2007.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	May 5, 2007	February 3, 2007	April 29, 2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,791	$59,737	$168,572
Short-term investments	588,926	767,376	602,796
Merchandise inventory	274,846	263,644	195,312
Accounts and note receivable	39,553	26,045	30,645
Prepaid expenses and other	57,287	33,720	33,355
Deferred income taxes	39,971	51,886	35,992

Total current assets	1,070,374	1,202,408	1,066,672

Property and equipment, at cost, net of accumulated depreciation and amortization	523,487	481,645	356,614
Goodwill	9,950	9,950	9,950
Long-term investments	175,071	251,644	153,719
Non-current deferred income taxes	43,644	30,340	20,989
Other assets, net	18,557	15,651	13,082

Total assets	$1,841,083	$1,991,638	$1,621,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$138,545	$171,150	$121,033
Accrued compensation and payroll taxes	21,573	58,371	25,655
Accrued rent	54,030	57,543	49,202
Accrued income and other taxes	11,193	91,934	41,005
Unredeemed gift cards and gift certificates	40,287	54,554	29,973
Current portion of deferred lease credits	12,757	12,803	10,389
Other liabilities and accrued expenses	16,874	18,263	16,116

Total current liabilities	295,259	464,618	293,373

Non-current liabilities:
Deferred lease credits	62,512	65,114	61,889
Non-current accrued income taxes	46,929	—	—
Other non-current liabilities	40,283	44,594	42,665

Total non-current liabilities	149,724	109,708	104,554

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 250,000 shares authorized; 248,724, 248,155 and 245,604 shares issued; 219,663, 221,284 and 223,401 shares outstanding, respectively	2,473	2,461	2,439
Contributed capital	468,240	453,418	386,845
Accumulated other comprehensive income	26,531	21,714	25,684
Retained earnings	1,350,400	1,302,345	1,031,796
Treasury stock, 28,365, 25,699 and 20,955 shares, respectively	(451,544)	(362,626)	(223,665)

Total stockholders' equity	1,396,100	1,417,312	1,223,099

Total liabilities and stockholders’ equity	$1,841,083	$1,991,638	$1,621,026

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
(In thousands, except per share amounts)	May 5, 2007	April 29, 2006
Net sales	$612,386	$522,428
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	313,927	268,059

Gross profit	298,459	254,369
Selling, general and administrative expenses	156,989	134,669
Depreciation and amortization expense	25,482	21,434

Operating income	115,988	98,266
Other income, net	11,301	8,096

Income before income taxes	127,289	106,362
Provision for income taxes	48,519	42,206

Net income	$78,770	$64,156

Basic income per common share	$0.36	$0.29
Diluted income per common share	$0.35	$0.28
Cash dividends per common share	$0.08	$0.05

Weighted average common shares outstanding - basic	220,675	222,722
Weighted average common shares outstanding - diluted	225,565	228,387

Retained earnings, beginning	$1,289,041	$978,855
Net Income	78,770	64,156
Cash dividends	(16,520)	(11,215)
Reissuance of treasury stock	(891)	—

Retained earnings, ending	$1,350,400	$1,031,796

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	May 5, 2007	April 29, 2006
Operating activities:
Net income	$78,770	$64,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,482	21,434
Share-based compensation	12,506	8,375
Deferred income taxes	(84)	3,124
Tax benefit from share-based payments	2,866	4,283
Excess tax benefit from share-based payments	(2,628)	(3,241)
Loss on impairment of assets	—	150
Changes in assets and liabilities:
Merchandise inventory	(9,885)	15,783
Accounts and note receivable, including related party	(13,459)	(2,943)
Prepaid expenses and other	(23,410)	(3,213)
Accounts payable	(33,407)	(18,433)
Unredeemed gift cards and gift certificates	(14,471)	(13,118)
Deferred lease credits	(3,017)	1,844
Accrued liabilities	(96,939)	(23,946)

Total adjustments	(156,446)	(9,901)

Net cash (used for) provided by operating activities	(77,676)	54,255
Investing activities:
Capital expenditures	(65,321)	(31,709)
Proceeds from sale of assets	—	12,345
Purchase of investments	(301,421)	(229,116)
Sale of investments	558,680	239,700
Other investing activities	(820)	—

Net cash provided by (used for) investing activities	191,118	(8,780)
Financing activities:
Payments on capital leases	(388)	(174)
Repurchase of common stock as part of publicly announced programs	(85,233)	—
Repurchase of common stock from employees	(11,631)	(7,152)
Net proceeds from stock options exercised	6,951	5,444
Excess tax benefit from share-based payments	2,628	3,241
Cash dividends paid	(16,520)	(11,215)

Net cash used for financing activities	(104,193)	(9,856)

Effect of exchange rates on cash	805	2,424

Net increase in cash and cash equivalents	10,054	38,043
Cash and cash equivalents - beginning of period	59,737	130,529

Cash and cash equivalents - end of period	$69,791	$168,572

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$111,266	$43,159

Supplemental disclosure of non-cash transactions:
Transfer of investment securities from available-for-sale to trading classification	$—	$180,787

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 5, 2007 and April 29, 2006 and for the 13 week periods ended May 5, 2007 (the “current period”) and April 29, 2006 (the “prior period”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2006 Annual Report. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

As used in this report, all references to “we,” “our,” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE,” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores, including the aerie sub-brand and ae.com. “MARTIN + OSA” refers to our sportswear concept launched during Fiscal 2006.

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

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2009,” “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ending January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” refers to the 52 week period ended January 28, 2006.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of our contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 5 of the Consolidated Financial Statements).

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and the Company will adopt SFAS No. 159 in connection with the adoption of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in the first quarter of Fiscal 2008. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 addresses how companies should measure fair value when they are required to use fair value as a measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and the Company will adopt SFAS No. 157 beginning in the first quarter of Fiscal 2008. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its Consolidated Financial Statements.

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

During the 13 weeks ended October 28, 2006, the Company reclassified sell-offs of end-of-season, overstock and irregular merchandise and presented the amounts on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Prior to this, the Company presented the proceeds and cost of sell-offs on a net basis within cost of sales. For the 13 weeks ended May 5, 2007, the Company recorded $10.8 million of proceeds and $11.9 million of cost of sell-offs in net sales and cost of sales, respectively. Proceeds of $10.4 million and costs of $13.3 million for the 13 weeks ended April 29, 2006 were not adjusted to reflect this change as the amounts were determined to be immaterial.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation.

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

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. Prior to February 3, 2007, the Company recorded this write-off of assets within selling, general and administrative expenses. However, the Company has determined that classification within depreciation and amortization expense is more appropriate. Accordingly, the Company recorded $2.8 million related to asset write-offs within depreciation and amortization expense for the 13 weeks ended May 5, 2007. The prior year amount of $2.2 million for the 13 weeks ended April 29, 2006 has been reclassified for comparative purposes.

Other Income, Net

Other income, net consists primarily of interest income as well as interest expense and foreign currency transaction gain/loss. Beginning in the second quarter of Fiscal 2006, the Company records gift card service fee income in other income, net. These amounts were previously recorded as a reduction to selling, general and administrative expenses. For the 13 weeks ended May 5, 2007, the Company recorded gift card service fee income of $0.6 million. The prior year amount of $0.6 million for the 13 weeks ended April 29, 2006 has been reclassified for comparative purposes.

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

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of 13 weeks or less to be cash equivalents.

As of May 5, 2007, short-term investments generally included investments with remaining maturities of less than 12 months (averaging approximately three months), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale. Additionally, short-term investments include variable rate demand notes (“VRDNs”) and auction rate securities classified as available-for-sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals.

As of May 5, 2007, long-term investments included investments with remaining maturities of greater than 12 months, but not exceeding five years (averaging approximately 29 months) and consisted primarily of agency bonds classified as available-for-sale.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Proceeds from the sale of available-for-sale securities were $558.7 million and $239.7 million for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively. These proceeds are offset against purchases of $301.4 million and $229.1 million for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively. For the 13 weeks ended May 5, 2007, realized losses related to available-for-sale securities of $0.2 million were included in other income, net. The Company had no realized losses for the 13 weeks ended April 29, 2006.

During the 13 weeks ended April 29, 2006, the Company transferred certain investment securities from available-for-sale classification to trading classification (the “trading securities”). As a result of this transfer, during the 13 weeks ended April 29, 2006, a reclassification adjustment of $(0.3) million was recorded in other comprehensive income related to the gain realized in net income at the time of transfer. As a result of trading classification, the Company realized $1.4 million of capital gains, which were recorded in other income, net during the 13 weeks ended April 29, 2006. As of May 5, 2007, the Company had no investments classified as trading securities.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

(In thousands)	May 5, 2007	February 3, 2007	April 29, 2006
Cash and cash equivalents:
Cash and money market investments	$49,981	$59,079	$127,997
Tax exempt and advantaged investments	—	—	2,700
Taxable investments	19,810	658	37,875

Total cash and cash equivalents	69,791	59,737	168,572
Short-term investments:
Tax exempt and advantaged investments	398,518	659,906	369,501
Taxable investments	190,408	107,470	233,295

Total short-term investments	588,926	767,376	602,796
Long-term investments:
Tax exempt and advantaged investments	—	7,477	—
Taxable investments	175,071	244,167	153,719

Total long-term investments	175,071	251,644	153,719

Total	$833,788	$1,078,757	$925,087

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

Income Taxes

During the 13 weeks ended May 5, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN No. 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. See Note 6 of the Consolidated Financial Statements for further discussion of the adoption of FIN No. 48.

The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to FIN No. 48. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold Improvements	Lesser of 5 to 10 years or the term of the lease
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), our management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. No impairment losses were recognized during the 13 weeks ended May 5, 2007. The Company recognized impairment losses of $0.2 million during the 13 weeks ended April 29, 2006.

Goodwill

As of May 5, 2007, the Company had approximately $10.0 million of goodwill, which is primarily related to the acquisition of its importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our management evaluates goodwill for possible impairment on at least an annual basis.

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

Customer Loyalty Program

The Company offers its AE Brand customers a loyalty program, the AE All-Access Pass (the “Pass”). Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one-month from the mailing date. These rewards can be redeemed for a discount on a purchase of AE merchandise. Rewards not redeemed during the one month redemption period are forfeited. A current liability is recorded for the estimated cost of anticipated redemptions and the impact of adjustments to the liability is recorded in cost of sales.

Stock Repurchases

During Fiscal 2006, the Company completed the repurchase of the 5.3 million shares of its common stock that remained available under the November 15, 2005 authorization, none of which were repurchased during the 13 weeks ended April 29, 2006. These repurchases were completed for approximately $146.5 million, at a weighted average share price of $27.89. On March 6, 2007, the Company’s Board of Directors (the “Board”) authorized an additional 7.0 million shares of its common stock to be repurchased under the Company’s share repurchase program. During the 13 weeks ended May 5, 2007, the Company repurchased 2.8 million shares of its common stock for approximately $85.2 million, at a weighted average share price of $30.42. As of May 5, 2007, the Company had 4.2 million shares available for repurchase. See Note 10 of the Consolidated Financial Statements for information on subsequent events related to our repurchase program.

During each of the 13 week periods ended May 5, 2007 and April 29, 2006, the Company repurchased approximately 0.4 million shares from certain employees at market prices totaling approximately $11.6 million and $7.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Stock Split

On November 13, 2006, the Board approved a three-for-two stock split. This stock split was distributed on December 18, 2006, to stockholders of record on November 24, 2006. All share amounts and per share data presented herein have been restated to reflect this stock split.

Earnings Per Share

The following table shows the amounts used in computing earnings per share.

	13 Weeks Ended
(In thousands)	May 5, 2007	April 29, 2006
Net income	$78,770	$64,156
Weighted average common shares outstanding:
Basic shares	220,675	222,722
Dilutive effect of stock options and non-vested restricted stock	4,890	5,665

Diluted shares	225,565	228,387

Equity awards to purchase approximately 2,795,000 and 3,187,000 shares of common stock during the 13 weeks ended May 5, 2007 and April 29, 2006, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for the 13 weeks ended May 5, 2007 and April 29, 2006, approximately 570,000 and 1,075,500 shares, respectively, of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual EPS performance goals.

Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has identified four operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores, ae.com and MARTIN + OSA) that reflect the basis used internally to review performance and allocate resources. Three of the operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores and ae.com, collectively the “AE brand”) have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131, based on their similar economic characteristics, products, production processes, target customers and distribution methods. Our intimates sub-brand, aerie by American Eagle, was not identified as a separate operating segment under SFAS No. 131 as it is reviewed and operated as a component of the operating segments comprising the AE brand. At the end of the current period, MARTIN + OSA was determined to be immaterial for segment reporting purposes. Therefore, the Company has combined MARTIN + OSA with the AE Brand operating segment as one reportable segment. The Company will continue to monitor the materiality of MARTIN + OSA and will present it as a separate reportable segment at the time it becomes material to the Consolidated Financial Statements.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.

3. Share-Based Payments

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. In accordance with the provisions of SFAS No. 123(R), the Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of the Company’s common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 5, 2007 and April 29, 2006 was $12.5 million ($7.7 million, net of tax) and $8.4 million ($5.2 million, net of tax), respectively.

Stock Option Grants

A summary of the Company’s stock option activity for the 13 weeks ended May 5, 2007 follows:

	13 Weeks Ended May 5, 2007 (1)
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding - February 3, 2007	12,209,342	$11.24
Granted (Exercise price equal to fair value)	2,276,186	$29.85
Exercised (2)	(532,990)	$12.07
Cancelled	(29,152)	$17.54

Outstanding - May 5, 2007	13,923,386	$14.24	5.3	205,847

Vested and expected to vest - May 5, 2007	13,478,083	$14.04	5.3	202,041

Exercisable - May 5, 2007	8,412,696	$8.47	4.5	170,773

(1)	As of May 5, 2007, the Company had 7,248,502 shares available for stock option grants.
(2)	Options exercised during the 13 weeks ended May 5, 2007 ranged in price from $0.62 to $19.74.

The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 5, 2007 and April 29, 2006 was $29.85 and $17.15, respectively. The aggregate intrinsic value of options exercised during the 13 weeks ended May 5, 2007 and April 29, 2006 was $10.1 million and $11.5 million, respectively.

Cash received from the exercise of stock options was $7.0 million for the 13 weeks ended May 5, 2007 and $5.4 million for the 13 weeks ended April 29, 2006. The actual tax benefit realized from stock option exercises totaled $2.9 million for the 13 weeks ended May 5, 2007 and $4.3 million for the 13 weeks ended April 29, 2006.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
Black-Scholes Option Valuation Assumptions	May 5, 2007	April 29, 2006
Risk-free interest rates (1)	4.5%	4.9%
Dividend yield	0.9%	1.0%
Volatility factors of the expected market price of the Company's common stock (2)	39.2%	41.3%
Weighted-average expected term (3)	4.4 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.
(4)	Based upon historical experience.

As of May 5, 2007, there was $32.1 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Grants

The Company grants both time-based and performance-based restricted stock awards under its 2005 Stock Award and Incentive Plan (the “2005 Plan”). The time-based restricted stock awards vest over three years and performance-based restricted stock awards are earned if certain pre-established goals are met. The grant date fair value of the restricted stock awards are based on the closing market price of the Company’s common stock on the date of grant. A summary of the Company’s restricted stock activity is presented in the following tables.

	13 Weeks Ended May 5, 2007
Time-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - February 3, 2007	138,000	$16.63
Granted	—	—
Vested	(15,000)	$19.60
Cancelled	—	—

Nonvested - May 5, 2007	123,000	$16.27

(1)	Nonvested time-based restricted stock at February 3, 2007 includes 45,000 shares issued under the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 1999 Plan, awards were valued using the average of the high and low market price of the Company’s common stock on the date of grant.

	13 Weeks Ended May 5, 2007
Performance-Based Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested - February 3, 2007	1,034,075	$17.93
Granted	573,616	$29.84
Vested	(1,029,575)	$17.93
Cancelled	(4,500)	$17.45

Nonvested - May 5, 2007	573,616	$29.84

As of May 5, 2007, there was $16.3 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 11 months.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	May 5, 2007	February 3, 2007	April 29, 2006
Property and equipment, at cost	$915,091	$857,690	$689,874
Less: Accumulated depreciation and amortization	(391,604)	(376,045)	(333,260)

Net property and equipment	$523,487	$481,645	$356,614

5. Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended
(In thousands)	May 5, 2007	April 29, 2006
Net Income	$78,770	$64,156
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	182	(288)
Reclassification adjustment for loss realized in net income related to the sale of available-for-sale securities, net of tax	132	—
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	—	(177)
Foreign currency translation adjustment	4,503	3,243
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	—	878

Other comprehensive income:	4,817	3,656

Total comprehensive income	$83,587	$67,812

6. Income Taxes

For the 13 weeks ended May 5, 2007 and April 29, 2006, the effective tax rate used for the provision of income tax approximated 38% and 40%, respectively. The lower effective tax rate for the 13 weeks ended May 5, 2007 is primarily due to an increase in tax exempt interest income and the additional tax liability recorded during the 13 weeks ended April 29, 2006 related to the anticipated repatriation of unremitted Canadian earnings.

Effective February 4, 2007, the Company adopted FIN No. 48, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN No. 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

As a result of adopting FIN No. 48, the Company recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings for the current period. As of February 4, 2007, the gross amount of unrecognized tax benefits was $39.3 million, of which $27.6 million would affect the effective tax rate if recognized. The gross amount of unrecognized tax benefits at May 5, 2007 was not materially different from the gross amount at the date of adoption. Additionally, the Company does not believe that its unrecognized tax benefits will significantly change within the next twelve months.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $8.8 million in interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007. The amount of accrued interest and penalties related to unrecognized tax benefits at May 5, 2007 was not materially different from the amount accrued at the date of adoption.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years prior to July 2003. The examination of the Company’s U.S. federal income tax returns for tax years ended July 2003 to July 2005 is anticipated to be completed by the end of 2007. The Company does not anticipate that any adjustments will result in a material change to its financial position. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the “Act”) affects a company’s accounting for the deferred tax liabilities on unremitted foreign earnings. The Act provided for a special one-time deduction of 85% of certain foreign earnings that are repatriated and that meet certain requirements. During Fiscal 2006, the Company repatriated $83.4 million as extraordinary dividends from its Canadian subsidiaries. In anticipation of the repatriation, the Company had recorded a tax liability of $4.3 million as of April 29, 2006.

The decision to take advantage of the special one-time deduction under the Act is a discrete event, and it has not changed the Company’s intention to indefinitely reinvest accumulated earnings from its Canadian operations to the extent not repatriated under the Act. Accordingly, no provision will be made for income taxes that would be payable upon the distributions of such earnings.

7. Assets Held-for-Sale

On January 27, 2006, the Company entered into an asset purchase agreement (the “Agreement”) with 6510965 Canada Inc. (the “NLS Purchaser”), a privately-held Canadian company, for the sale of certain assets of National Logistics Services (“NLS”). During February 2006, the Company completed this transaction with an effective date of February 28, 2006. As of April 29, 2006, there were no remaining assets related to NLS. An impairment loss of $0.6 million was recorded in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations during Fiscal 2005 to record these assets at their fair value less costs to sell. This loss was partially offset by a $0.1 million adjustment to the fair value of the assets upon final disposition, which was recorded in selling, general and administrative expenses during the 13 weeks ended April 29, 2006.

8. Contingencies

Guarantees

In connection with the disposition of Bluenotes during Fiscal 2004, the Company provided guarantees related to two store leases that were assigned to 6295215 Canada Inc. (the “Bluenotes Purchaser”), a privately-held Canadian Company. These guarantees were provided to the applicable landlords and will remain in effect until the leases expire in 2007 and 2015, respectively. The lease guarantees require the Company to make all required payments under the lease agreements in the event of default by the Bluenotes Purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $1.1 million as of May 5, 2007. In the event that the Company would be required to make any such payments, it would pursue full reimbursement from YM, Inc., a related party of the Bluenotes Purchaser, in accordance with the Bluenotes’ Asset Purchase Agreement.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN No. 45”), as the Company issued the guarantees at the time it became secondarily liable under a new lease, no amounts have been accrued in the Company’s Consolidated Financial Statements related to these guarantees. Our management believes that it is unlikely that the Company will be required to perform under the guarantees.

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

10. Subsequent Events

On May 22, 2007, the Company announced that its Board authorized an additional 23.0 million shares of its common stock to be repurchased under the Company’s share repurchase program, bringing the total shares available for repurchase to 27.2 million. Share repurchases under this new authorization can be made through the end of Fiscal 2009. Subsequent to this authorization, the Company repurchased 1.7 million shares of its common stock. The shares were repurchased for approximately $47.0 million, at a weighted average share price of $27.62. As of June 7, 2007, the Company had 25.5 million shares available for repurchase. See Note 2 of the Consolidated Financial Statements for additional information regarding our repurchase program.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the 13 week periods ended May 5, 2007 and April 29, 2006, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Our management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of May 5, 2007 and April 29, 2006, and the related consolidated statements of operations and retained earnings and the consolidated statements of cash flows for the three month periods ended May 5, 2007 and April 29, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 3, 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated April 2, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 1, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 34 American Eagle stores in the United States and Canada, 40 aerie stores and 14 MARTIN + OSA store in the United States during Fiscal 2007;

•	the selection of approximately 56 American Eagle stores in the United States for remodeling during Fiscal 2007;

•	the completion of improvements and expansion at our distribution centers;

•	the completion of the construction of our new corporate headquarters;

•	the success of MARTIN + OSA;

•	the success of our intimates sub-brand, aerie by American Eagle;

•	the expected payment of a dividend in future periods; and

•	the possibility of growth through acquisitions and/or internally developing additional new brands.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2006 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales – Comparable store sales provide a measure of sales growth for stores open at least one year. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Our management considers comparable store sales to be an important indicator of our current performance. Comparable store sales results are important in achieving leveraging of our costs, including store payroll, store supplies, rent, etc. Positive comparable store sales contribute to greater leveraging of costs while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

Gross profit – Gross profit measures whether we are appropriately optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income – Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit and our ability to control selling, general and administrative expenses.

Store productivity – Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance.

Inventory turnover – Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity – Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to cover our uses of cash. Our management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

We achieved our thirteenth consecutive quarter of record sales and earnings during the 13 weeks ended May 5, 2007 (the “first quarter”). On trend merchandising and brand momentum resulted in net sales of $612.4 million, an increase of 17% over the prior year. Additionally, consolidated comparable store sales increased 6%, with all sales metrics positive during the quarter.

Operating income as a percent to net sales rose 10 basis points from the prior year to a rate of 18.9%. The increase was driven by an improvement in selling, general and administrative expenses, partially offset by an increase in depreciation and amortization expense as a percent to net sales. Net income for the first quarter increased 23% to $78.8 million, or 12.9% as a percent to net sales.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	51.3	51.3

Gross profit	48.7	48.7
Selling, general and administrative expenses	25.6	25.8
Depreciation and amortization expense	4.2	4.1

Operating income	18.9	18.8
Other income, net	1.9	1.5

Income before income taxes	20.8	20.3
Provision for income taxes	7.9	8.1

Net Income	12.9%	12.2%

The following table shows our consolidated store data for the 13 weeks ended May 5, 2007 and April 29, 2006.

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Number of stores:
Beginning of period	911	869
Opened	11	11
Closed	(2)	(4)

End of Period	920	876

Total gross square feet at end of period	5,257,032	4,847,077

Our operations are conducted in one reportable segment. The American Eagle segment consists of 912 U.S. and Canadian retail stores (including three aerie stand-alone stores), ae.com and our eight MARTIN + OSA retail stores. At the end of the current period, MARTIN + OSA was determined to be immaterial for classification as a separate reportable segment.

Comparison of the 13 weeks ended May 5, 2007 to the 13 weeks ended April 29, 2006

Net Sales

Net sales increased approximately 17% to $612.4 million from $522.4 million last year. The sales increase was due to a 6% comparable store sales increase, combined with an 8% increase in gross square feet due primarily to the addition of new stores. The comparable store sales increase was driven by strong customer acceptance of our assortments as well as positive store traffic. Accordingly, we experienced a mid single-digit increase in our transaction value, driven by a low single-digit increase in units per transaction and a slight increase in our average unit retail price. Comparable store sales increased in the high single-digits in our men’s business and mid single-digits in the women’s business over last year.

Gross Profit

Gross profit increased 17% to $298.5 million from $254.4 million last year. As a percent to net sales, gross profit was flat to last year at a rate of 48.7%. A 20 basis point improvement in merchandise margin was offset by a 20 basis point increase in buying, occupancy and warehousing costs. Our merchandise margin increased for the period primarily due to improvements in markon and design costs, partially offset by an increase in markdowns and the impact of presenting the cost of merchandise sell-offs and the related proceeds on a gross basis in the current period (see Note 2 of the Consolidated Financial Statements). Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial. Buying, occupancy and warehousing costs increased as a percent to net sales primarily due to increases in distribution and warehousing services and delivery charges. Share-based payment expense included in gross profit increased to approximately $1.9 million compared to $1.8 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17% to $157.0 million from $134.7 million, but improved by 20 basis points as a percent to net sales to 25.6% from 25.8% last year. Improvements in supplies and direct compensation were partially offset by an increase in services purchased and professional services as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $10.6 million compared to $6.6 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales increased to 4.2% for the first quarter compared to 4.1% for the corresponding period last year. Depreciation and amortization expense increased to $25.5 million compared to $21.4 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $11.3 million from $8.1 million primarily due to increased investment income resulting from improved investment returns. Beginning in the second quarter of Fiscal 2006, we record gift card service fee income in other income, net. These amounts were previously recorded as a reduction to selling, general and administrative expenses. For the 13 weeks ended May 5, 2007, we recorded gift card service fee income of $0.6 million, and reclassified $0.6 million for the 13 weeks ended April 29, 2006 from selling, general and administrative expenses to other income, net.

Provision for Income Taxes

The effective tax rate decreased to approximately 38% from approximately 40% last year. The decrease in the effective tax rate is primarily due to an increase in tax exempt interest income and the additional tax liability recorded during the 13 weeks ended April 29, 2006 related to the anticipated repatriation of unremitted Canadian earnings.

Net Income

Net income increased 23% to $78.8 million, or 12.9% as a percent to net sales, from $64.2 million, or 12.2% as a percent to net sales last year. Net income per diluted common share increased to $0.35 from $0.28 in the prior year. The increase in net income was attributable to the factors noted above.

Income Taxes

During the 13 weeks ended May 5, 2007, we adopted FIN No. 48. As a result of adopting FIN No. 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings for the current period.

As of May 5, 2007, we had a deferred tax asset of $1.3 million relating to certain state tax credits that can be used to offset state income tax. The credits will expire over a period from July 2012 to July 2014. No valuation allowance has been provided against this deferred tax asset as our management believes that it is more likely than not that the benefit of this asset will be realized prior to the expiration dates of the tax credits.

For the 13 weeks ended April 29, 2006, the remaining $0.5 million of a $1.4 million valuation allowance that had been previously recorded against a capital loss deferred tax asset was released. We were able to realize sufficient capital gains to fully utilize the capital loss carry forward prior to its expiration in July 2006.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of our common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. Additionally, our uses of cash include the construction of our new corporate headquarters and the development of MARTIN + OSA and aerie by American Eagle. In the future, we expect that our uses of cash will also include new brand concept development.

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

The following sets forth certain measures of our liquidity:

	May 5, 2007	February 3, 2007	April 29, 2006
Working Capital (in 000's)	$775,115	$737,790	$773,299
Current Ratio	3.63	2.59	3.64

Cash Flows from Operating Activities

Net cash used for operating activities totaled $77.7 million for the 13 weeks ended May 5, 2007. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.

Cash Flows from Investing Activities

Investing activities for the 13 weeks ended May 5, 2007 included $257.3 million from the net sale of investments classified as available-for-sale, partially offset by $65.3 million for capital expenditures.

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

Cash Flows from Financing Activities

Cash used for financing activities resulted primarily from $96.9 million used for the repurchase of our common stock and $16.5 million used for the payment of dividends.

Credit Facilities

We currently have a $130.0 million unsecured letter of credit facility for letters of credit and a $40.0 million unsecured demand line of credit (the “line”), which can be used for letters of credit and/or direct borrowing, totaling $170.0 million (the “facility”). The interest rate is at the lender’s prime lending rate (8.25% at May 5, 2007) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At May 5, 2007, letters of credit in the amount of $24.5 million were outstanding on this facility, leaving a remaining available balance of $145.5 million. We also have an uncommitted letter of credit facility for $100.0 million with a separate financial institution. At May 5, 2007, letters of credit in the amount of $41.2 million were outstanding on this facility, leaving a remaining available balance of $58.8 million.

Capital Expenditures

Capital expenditures for the 13 weeks ended May 5, 2007 included $17.1 million related to investments in our AE stores, including eight new AE stores in the United States and Canada, as well as eight remodeled stores in the United States. The remaining capital expenditures were primarily related to the purchase of a corporate aircraft, the construction of our new corporate headquarters in Pittsburgh, Pennsylvania, information technology upgrades at our home office and construction at our Ottawa, Kansas distribution center.

We expect capital expenditures for Fiscal 2007 to be approximately $240 to $260 million. These capital expenditures will include the construction of approximately 34 new AE stores in the United States and Canada, 40 new aerie stores and the remodeling of approximately 56 AE stores in the United States. The remaining capital expenditures will relate primarily to information technology upgrades, the construction of our new corporate headquarters, investments in MARTIN + OSA, including approximately 14 new stores, the purchase of a corporate aircraft and the completion of our Ottawa, Kansas distribution center. As of May 5, 2007, $65.3 million of the Fiscal 2007 capital expenditures had been incurred.

Stock Repurchases

During Fiscal 2006, we completed the repurchase of the 5.3 million shares of our common stock that remained available under the November 15, 2005 authorization, none of which were repurchased during the 13 weeks ended April 29, 2006. These repurchases were completed for approximately $146.5 million, at a weighted average share price of $27.89. On March 6, 2007, our Board authorized an additional 7.0 million shares of our common stock to be repurchased under our share repurchase program. During the 13 weeks ended May 5, 2007, we repurchased 2.8 million shares of our common stock for approximately $85.2 million, at a weighted average share price of $30.42. As of May 5, 2007, 4.2 million shares remained authorized for repurchase.

On May 22, 2007, we announced that our Board authorized an additional 23.0 million shares of our common stock to be repurchased under our share repurchase program, bringing the total shares available for repurchase to 27.2 million. Share repurchases under this new authorization can be made through the end of Fiscal 2009. Subsequent to this authorization, we repurchased 1.7 million shares for approximately $47.0 million, at a weighted average share price of $27.62. As of June 7, 2007, we had 25.5 million shares remaining authorized for repurchase.

During each of the 13 week periods ended May 5, 2007 and April 29, 2006, we repurchased approximately 0.4 million shares from certain employees at market prices totaling approximately $11.6 million and $7.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

During the first quarter of Fiscal 2007, our Board declared a quarterly cash dividend of $0.075 per share, which was paid on April 13, 2007. The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

As a result of the adoption of FIN No. 48 on February 4, 2007, we recorded a gross liability for unrecognized tax benefits of approximately $48.1 million, including approximately $8.8 million of accrued interest and penalties. We estimate that approximately $3.8 million of this amount will be paid within one year. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. The gross liability at May 5, 2007 was not materially different from the liability at the date of adoption. Other than the adoption of FIN No. 48, there have been no significant changes to the Contractual Obligations table which was included in our Fiscal 2006 Annual Report on Form 10-K.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 3, 2007 contained in our Fiscal 2006 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

There were no material changes in our exposure to market risk from February 3, 2007. Our market risk profile as of February 3, 2007 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2006 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 5, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the updated risk factors below, risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2006 Annual Report on Form 10-K.

Our ability to continue our current level of sales and earnings growth

With our Fiscal 2007 first quarter, we achieved 13 consecutive quarters of record-high sales and earnings. Our gross margin and operating margin rates are also near historic highs and exceed most of our industry peers. This performance has led to recent historic high trading prices for our common stock. It is difficult to maintain this level of performance and to continue to reach higher levels. However, we have growth initiatives that we are pursuing to achieve our goal of increasing earnings by at least 15% per year over the long term. Nonetheless, our product offerings are constantly changing and our success is directly dependent on customer acceptance of these new offerings. If our future product offerings are not as well accepted by our customers, our financial performance may decline until we are able to improve our product. A decline in our financial performance could result in a decline in the price of our common stock.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2007, we plan to open approximately 34 new American Eagle stores in the U.S. and Canada, 40 aerie stores and 14 MARTIN + OSA stores. Additionally, we plan to remodel or expand approximately 56 existing American Eagle stores during Fiscal 2007. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 5, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Share that May Yet Be Purchased Under the Program
	(1)	(2)	(1)(3)	(1)(3)
Month #1 (February 4, 2007 through March 3, 2007)	—	$—	—	7,000,000
Month #2 (March 4, 2007 through April 7, 2007)	3,190,379	$30.35	2,800,000	4,200,000
Month #3 (April 8, 2007 through May 5, 2007)	—	$—	—	4,200,000

Total	3,190,379	$30.35	2,800,000	4,200,000

(1)	Shares purchased during Month #2 include 2.8 million repurchased as part of our publicly announced share repurchase program and 0.4 million repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	On March 6, 2007, our Board authorized the repurchase of 7.0 million shares of our common stock.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 7, 2007

American Eagle Outfitters, Inc.
(Registrant)

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand
(Principal Financial Officer and Principal Accounting Officer)