Form 10-Q
period 2007-08-04
AMERICAN EAGLE OUTFITTERS INC
filed 2007-09-06
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33338

American Eagle Outfitters, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 13-2721761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Hot Metal Street, Pittsburgh, PA	15203-2329
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 432-3300

Former name, former address and former fiscal year, if changed since last report:

150 Thorn Hill Drive, Warrendale, PA 15086-7528

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 214,907,297 Common Shares were outstanding at August 31, 2007.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	August 4, 2007	February 3, 2007	July 29, 2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,717	$59,737	$331,358
Short-term investments	510,888	767,376	482,732
Merchandise inventory	321,263	263,644	267,392
Accounts and note receivable	29,783	26,045	13,290
Prepaid expenses and other	61,353	33,720	33,953
Deferred income taxes	44,194	51,886	40,507

Total current assets	1,091,198	1,202,408	1,169,232

Property and equipment, at cost, net of accumulated depreciation and amortization	552,218	481,645	404,390
Goodwill	9,950	9,950	9,950
Long-term investments	125,120	251,644	117,291
Non-current deferred income taxes	48,806	30,340	27,382
Other assets, net	20,223	15,651	11,858

Total assets	$1,847,515	$1,991,638	$1,740,103

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$146,431	$171,150	$175,934
Accrued compensation and payroll taxes	35,099	58,371	26,542
Accrued rent	56,259	57,543	49,954
Accrued income and other taxes	13,290	91,934	38,934
Unredeemed gift cards and gift certificates	30,093	54,554	25,371
Current portion of deferred lease credits	12,787	12,803	10,402
Other liabilities and accrued expenses	19,307	18,263	15,026

Total current liabilities	313,266	464,618	342,163

Non-current liabilities:
Deferred lease credits	64,472	65,114	60,036
Non-current accrued income taxes	52,514	—	—
Other non-current liabilities	42,425	44,594	44,516

Total non-current liabilities	159,411	109,708	104,552

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 248,777, 248,155 and 246,275 shares issued, respectively; 216,573, 221,284 and 224,092 shares outstanding, respectively	2,481	2,461	2,445
Contributed capital	479,450	453,418	403,007
Accumulated other comprehensive income	29,381	21,714	25,054
Retained earnings	1,405,414	1,302,345	1,087,012
Treasury stock, 31,499, 25,699 and 20,977 shares, respectively	(541,888)	(362,626)	(224,130)

Total stockholders’ equity	1,374,838	1,417,312	1,293,388

Total liabilities and stockholders’ equity	$1,847,515	$1,991,638	$1,740,103

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share amounts)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$703,189	$602,326	$1,315,575	$1,124,754
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	386,742	327,065	700,669	595,124

Gross profit	316,447	275,261	614,906	529,630
Selling, general and administrative expenses	166,386	142,772	323,375	277,441
Depreciation and amortization expense	27,375	23,237	52,857	44,671

Operating income	122,686	109,252	238,674	207,518
Other income, net	8,766	8,969	20,067	17,065

Income before income taxes	131,452	118,221	258,741	224,583
Provision for income taxes	50,108	46,122	98,627	88,328

Net income	$81,344	$72,099	$160,114	$136,255

Basic income per common share	$0.37	$0.32	$0.73	$0.61
Diluted income per common share	$0.37	$0.31	$0.71	$0.60

Cash dividends per common share	$0.10	$0.08	$0.18	$0.13

Weighted average common shares outstanding - basic	217,790	223,805	219,409	223,260
Weighted average common shares outstanding - diluted	222,044	229,211	223,943	228,610

Retained earnings, beginning (for the 26 weeks ended August 4, 2007, refer to Note 6 for information regarding the adoption of FIN 48)	$1,350,400	$1,031,796	$1,289,041	$978,855
Net Income	81,344	72,099	160,114	136,255
Cash dividends	(21,702)	(16,883)	(38,222)	(28,098)
Reissuance of treasury stock	(4,628)	—	(5,519)	—

Retained earnings, ending	$1,405,414	$1,087,012	$1,405,414	$1,087,012

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In thousands)	August 4, 2007	July 29, 2006
Operating activities:
Net income	$160,114	$136,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,857	44,671
Share-based compensation	19,686	16,196
Deferred income taxes	(18,976)	(7,554)
Tax benefit from share-based payments	6,916	7,738
Excess tax benefit from share-based payments	(5,754)	(5,862)
Loss on impairment of assets	—	150
Proceeds from sale of trading securities	—	183,968
Changes in assets and liabilities:
Merchandise inventory	(55,137)	(56,444)
Accounts and note receivable	(3,937)	12,161
Prepaid expenses and other	(27,337)	(3,656)
Other assets, net	(3,125)	(1,208)
Accounts payable	(26,216)	36,557
Unredeemed gift cards and gift certificates	(24,817)	(17,713)
Deferred lease credits	(1,127)	758
Accrued liabilities	(58,648)	(18,452)

Total adjustments	(145,615)	191,310

Net cash provided by operating activities	14,499	327,565
Investing activities:
Capital expenditures	(120,322)	(103,149)
Proceeds from sale of assets	—	12,345
Purchase of investments	(435,546)	(211,476)
Sale of investments	822,547	194,450
Other investing activities	(820)	—

Net cash provided by (used for) investing activities	265,859	(107,830)
Financing activities:
Payments on capital leases	(846)	(470)
Repurchase of common stock as part of publicly announced programs	(184,761)	—
Repurchase of common stock from employees	(12,249)	(7,617)
Net proceeds from stock options exercised	11,691	10,263
Excess tax benefit from share-based payments	5,754	5,862
Cash dividends paid	(38,222)	(28,098)

Net cash used for financing activities	(218,633)	(20,060)

Effect of exchange rates on cash	2,255	1,154

Net increase in cash and cash equivalents	63,980	200,829
Cash and cash equivalents - beginning of period	59,737	130,529

Cash and cash equivalents - end of period	$123,717	$331,358

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$164,446	$99,615

Supplemental disclosure of non-cash transactions:
Transfer of investment securities from available-for-sale to trading classification	—	$180,787

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 4, 2007 and July 29, 2006 and for the 13 and 26 week periods ended August 4, 2007 (the “current period”) and July 29, 2006 (the “prior period”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2006 Annual Report on Form 10-K. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Shipping and handling revenues are included in net sales. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of net sales. For further information on a change in the Company’s gift card program, see the Gift Cards caption below.

During the 13 weeks ended October 28, 2006, the Company reclassified sell-offs of end-of-season, overstock and irregular merchandise and presented the amounts on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Prior to this, the Company presented the proceeds and cost of sell-offs on a net basis within cost of sales. For the 13 weeks and 26 weeks ended August 4, 2007, the Company recorded $2.9 million and $13.7 million of proceeds and $2.8 million and $14.7 million of cost of sell-offs in net sales and cost of sales, respectively. Proceeds of $10.4 million and costs of $13.3 million for the 13 and 26 weeks ended July 29, 2006 were not reclassified to reflect this change as the amounts were determined to be immaterial.

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

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. Prior to February 3, 2007, the Company recorded this write-off of assets within selling, general and administrative expenses. However, the Company has determined that classification within depreciation and amortization expense is more appropriate. Accordingly, the Company recorded $2.1 million and $5.0 million related to asset write-offs within depreciation and amortization expense for the 13 weeks and 26 weeks ended August 4, 2007, respectively. Amounts of $1.5 million and $3.7 million for the 13 weeks and 26 weeks ended July 29, 2006, respectively, have been reclassified for comparative purposes.

Other Income, Net

Other income, net consists primarily of interest income as well as interest expense and foreign currency transaction gain/loss. As of July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. Prior to July 8, 2007, the Company recorded gift card service fee income in other income, net. For the 13 weeks and 26 weeks ended August 4, 2007, the Company recorded gift card service fee income of $0.2 million and $0.8 million, respectively. For the 13 weeks and 26 weeks ended July 29, 2006, the Company recorded gift card service fee of $0.5 million and $1.1 million, respectively.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Prior to July 8, 2007, if a gift card remained inactive for greater than 24 months, the Company assessed the recipient a one-dollar per month service fee, where allowed by law, which was automatically deducted from the remaining value of the card. For those jurisdictions where assessing a service fee was not allowable by law, the estimated breakage was recorded in a manner consistent with that described above, starting after 24 months of inactivity. Both gift card service fees and breakage estimates were recorded within other income, net.

On July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. As a result, the Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $4.8 million of revenue related to gift card breakage during the 13 weeks ended August 4, 2007. This amount included cumulative breakage revenue related to gift cards issued since the Company introduced its gift card program.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of 13 weeks or less to be cash equivalents.

As of August 4, 2007, short-term investments generally included investments with remaining maturities of less than 12 months (averaging approximately two months), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale. Additionally, short-term investments include variable rate demand notes (“VRDNs”) and auction rate securities classified as available-for-sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals.

As of August 4, 2007, long-term investments included investments with remaining maturities of greater than 12 months, but not exceeding five years (averaging approximately 30 months) and consisted primarily of agency bonds classified as available-for-sale.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Proceeds from the sale of available-for-sale securities were $822.5 million and $194.5 million for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively. These proceeds are offset against purchases of $435.5 million and $211.5 million for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively. For the 13 weeks and 26 weeks ended August 4, 2007, realized losses related to available-for-sale securities of $0.2 million and $0.4 million, respectively, were included in other income, net. For the 13 weeks and 26 weeks ended July 29, 2006, realized losses related to available-for-sale securities of $0.5 million were included in other income, net.

During the 13 weeks ended April 29, 2006, the Company transferred certain investment securities from available-for-sale classification to trading classification (the “trading securities”). As a result of this transfer, during the 13 weeks ended April 29, 2006, a reclassification adjustment of $(0.3) million was recorded in other comprehensive income related to the gain realized in net income at the time of transfer. As a result of trading classification, the Company realized $3.5 million of capital gains, which were recorded in other income, net during the 26 weeks ended July 29, 2006. The trading securities were sold during the 13 weeks ended July 29, 2006, at which time the Company received proceeds of $184.0 million. As of August 4, 2007, the Company had no investments classified as trading securities.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

(In thousands)	August 4, 2007	February 3, 2007	July 29, 2006
Cash and cash equivalents:
Cash and money market investments	$91,010	$59,079	$95,550
Tax exempt and advantaged investments	31,779	—	2,700
Taxable investments	928	658	233,108

Total cash and cash equivalents	123,717	59,737	331,358
Short-term investments:
Tax exempt and advantaged investments	356,579	659,906	423,953
Taxable investments	154,309	107,470	58,779

Total short-term investments	510,888	767,376	482,732
Long-term investments:
Tax exempt and advantaged investments	—	7,477	—
Taxable investments	125,120	244,167	117,291

Total long-term investments	125,120	251,644	117,291

Total	$759,725	$1,078,757	$931,381

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

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. See Note 6 of the Consolidated Financial Statements for further discussion of the adoption of FIN 48.

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold Improvements	Lesser of 5 to 10 years or the term of the lease
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), our management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. No impairment losses were recognized during the 13 weeks or 26 weeks ended August 4, 2007 or during the 13 weeks ended July 29, 2006. The Company recognized impairment losses of $0.2 million during the 26 weeks ended July 29, 2006.

Goodwill

As of August 4, 2007, the Company had approximately $10.0 million of goodwill, which is primarily related to the acquisition of its importing operations on January 31, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our management evaluates goodwill for possible impairment on at least an annual basis.

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

Customer Loyalty Program

The Company offers its AE Brand customers a loyalty program, the AE All-Access Pass (the “Pass”). Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one-month from the mailing date of the reward certificate to the customer. These rewards can be redeemed for a discount on a purchase of AE merchandise. Rewards not redeemed during the one-month redemption period are forfeited. A current liability is recorded for the estimated cost of anticipated redemptions and the impact of adjustments to the liability is recorded in cost of sales.

Stock Repurchases

On March 6, 2007 and then, additionally, on May 22, 2007, the Company’s Board of Directors (the “Board”) authorized a total of 30.0 million shares of its common stock to be repurchased under the Company’s share repurchase program through the end of Fiscal 2009. During the 26 weeks ended August 4, 2007, the Company repurchased 6.5 million shares of its common stock for approximately $184.8 million, at a weighted average share price of $28.41. As of August 4, 2007, the Company had 23.5 million shares available for repurchase. These shares may be repurchased at the Company’s discretion. See Note 8 of the Consolidated Financial Statements for information on a subsequent event related to the Company’s stock repurchase program.

During each of the 26 week periods ended August 4, 2007 and July 29, 2006, the Company repurchased approximately 0.4 million shares from certain employees at market prices totaling approximately $12.2 million and $7.6 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based compensation, as permitted under the 2005 Stock Award (the “2005 Plan”) and Incentive Plan and the 1999 Stock Incentive Plan (the “1999 Plan”).

All of the aforementioned share repurchases have been recorded as treasury stock.

Stock Split

On November 13, 2006, the Board approved a three-for-two stock split. This stock split was distributed on December 18, 2006, to stockholders of record on November 24, 2006. All share amounts and per share data presented herein have been restated to reflect this stock split.

Earnings Per Share

The following table shows the amounts used in computing earnings per share.

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$81,344	$72,099	$160,114	$136,255
Weighted average common shares outstanding:
Basic shares	217,790	223,805	219,409	223,260
Dilutive effect of stock options and non-vested restricted stock	4,254	5,406	4,534	5,350

Diluted shares	222,044	229,211	223,943	228,610

Equity awards to purchase approximately 2.8 million shares of common stock during the 13 weeks and 26 weeks ended August 4, 2007 and approximately 2.8 million and 3.0 million shares of common stock during the 13 weeks and 26 weeks ended July 29, 2006, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for the 13 weeks and 26 weeks ended August 4, 2007, approximately 0.6 million shares of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual EPS performance goals. For the 13 weeks and 26 weeks ended July 29, 2007, approximately 1.1 million shares of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts.

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

3. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires companies to measure and recognize compensation expense for all share-based compensation at fair value. In accordance with the provisions of SFAS No. 123(R), the Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of the Company’s common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 4, 2007 was $7.2 million ($4.4 million, net of tax) and $19.7 million ($12.1 million, net of tax), respectively, and for the 13 weeks and 26 weeks ended July 29, 2006, was $7.7 million ($4.8 million, net of tax) and $16.1 million ($10.0 million, net of tax), respectively.

Stock Option Grants

A summary of the Company’s stock option activity for the 26 weeks ended August 4, 2007 follows:

	26 Weeks Ended August 4, 2007 (1)
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - February 3, 2007	12,209,342	$11.24
Granted	2,356,973	$29.80
Exercised (2)	(1,096,438)	$10.09
Cancelled	(305,048)	$21.51

Outstanding - August 4, 2007	13,164,829	$14.42	5.2	$137,260

Vested and expected to vest - August 4, 2007	12,769,126	$14.23	5.1	$135,353

Exercisable - August 4, 2007	8,077,062	$8.66	4.4	$119,861

(1)	As of August 4, 2007, the Company had approximately 7.4 million shares available for stock option grants.
(2)	Options exercised during the 26 weeks ended August 4, 2007 had exercise prices ranging from $0.62 to $20.77.

The weighted-average grant date fair value of stock options granted during the 26 weeks ended August 4, 2007 was $10.68, and the weighted-average grant date fair value of stock options granted during the 26 weeks ended July 29, 2006 was $6.49. The aggregate intrinsic value of options exercised during the 26 weeks ended August 4, 2007 was $20.8 million. The aggregate intrinsic value of options exercised during the 26 weeks ended July 29, 2006 was $21.5 million.

Cash received from the exercise of stock options was $11.7 million for the 26 weeks ended August 4, 2007 and $10.3 million for the 26 weeks ended July 29, 2006. The actual tax benefit realized from stock option exercises totaled $6.9 million for the 26 weeks ended August 4, 2007 and $7.7 million for the 26 weeks ended July 29, 2006.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
	August 4, 2007	July 29, 2006
Black-Scholes Option Valuation Assumptions
Risk-free interest rates (1)	4.5%	4.9%
Dividend yield	0.9%	1.0%
Volatility factors of the expected market price of the Company’s common stock (2)	39.2%	41.3%
Weighted-average expected term (3)	4.4 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.
(4)	Based upon historical experience.

As of August 4, 2007, there was $27.4 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Grants

The Company grants both time-based and performance-based restricted stock awards under its 2005 Plan. The time-based restricted stock awards vest over three years and performance-based restricted stock awards are earned if certain pre-established goals are met. The grant date fair value of the restricted stock awards are based on the closing market price of the Company’s common stock on the date of grant. A summary of the Company’s restricted stock activity is presented in the following tables.

	26 Weeks Ended August 4, 2007
	Shares	Weighted- Average Grant Date Fair Value
Time-Based Restricted Stock
Nonvested - February 3, 2007 (1)	138,000	$16.63
Granted	—	—
Vested	(60,000)	$12.12
Cancelled	—	—

Nonvested - August 4, 2007	78,000	$20.10

(1)	Nonvested time-based restricted stock at February 3, 2007 includes 45,000 shares issued under the 1999 Plan. Under the 1999 Plan, awards were valued using the average of the high and low market price of the Company’s common stock on the date of grant.

	26 Weeks Ended August 4, 2007
	Shares	Weighted- Average Grant Date Fair Value
Performance-Based Restricted Stock
Nonvested - February 3, 2007	1,034,075	$17.93
Granted	662,550	$29.71
Vested	(1,029,575)	$17.93
Cancelled	(40,589)	$27.86

Nonvested - August 4, 2007	626,461	$29.75

As of August 4, 2007, there was $14.1 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 8 months.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	August 4, 2007	February 3, 2007	July 29, 2006
Property and equipment, at cost	$965,085	$857,690	$752,028
Less: Accumulated depreciation and amortization	(412,867)	(376,045)	(347,638)

Net property and equipment	$552,218	$481,645	$404,390

5. Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net Income	$81,344	$72,099	$160,114	$136,255
Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of tax	(420)	239	(238)	(49)
Reclassification adjustment for loss realized in net income related to the sale of available-for-sale securities, net of tax	129	298	261	298
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	—	—	—	(177)
Foreign currency translation adjustment	3,141	(1,167)	7,644	2,076
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	—	—	—	878

Other comprehensive income (loss):	2,850	(630)	7,667	3,026

Total comprehensive income	$84,194	$71,469	$167,781	$139,281

6. Income Taxes

For the 13 weeks and 26 weeks ended August 4, 2007, the effective tax rate used for the provision of income tax approximated 38.1%. For the 13 weeks and 26 weeks ended July 29, 2006, the effective tax rate used for the provision of income tax approximated 39.0% and 39.3%, respectively. The lower effective tax rate during Fiscal 2007 is primarily due to an increase in tax exempt interest income and the additional tax liability recorded during the 26 weeks ended July 29, 2006 related to the repatriation of unremitted Canadian earnings.

Effective February 4, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

As a result of adopting FIN 48, the Company recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. As of February 4, 2007, the gross amount of unrecognized tax benefits was $39.3 million, of which $27.6 million would affect the effective tax rate if recognized. The gross amount of unrecognized tax benefits as of August 4, 2007 was $46.2 million, of which $32.9 million would affect the effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits will significantly change within the next twelve months.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $8.8 million in interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007. The amount of accrued interest and penalties related to unrecognized tax benefits as of August 4, 2007 was $10.2 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years prior to July 2003. The examination of the Company’s U.S. federal income tax returns for tax years ended July 2003 to July 2005 is anticipated to be substantially completed by the end of 2007. The Company does not anticipate that any adjustments will result in a material change to its financial position. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the “Act”) affects a company’s accounting for the deferred tax liabilities on unremitted foreign earnings. The Act provided for a special one-time deduction of 85% of certain foreign earnings that are repatriated and that meet certain requirements. During Fiscal 2006, the Company repatriated $83.4 million as extraordinary dividends from its Canadian subsidiaries. In anticipation of the repatriation, the Company had recorded $0.6 million of income tax expense related to this repatriation during the 26 weeks ended July 29, 2006, in addition to the $3.8 million income tax liability that had been previously recorded in Fiscal 2005.

The decision to take advantage of the special one-time deduction under the Act is a discrete event, and it has not changed the Company’s intention to indefinitely reinvest accumulated earnings from its Canadian operations to the extent not repatriated under the Act. Accordingly, no provision has been made for income taxes that would be payable upon the distributions of such earnings.

7. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, our management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists, the Company records the accrual at the low end of the range, in accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss-an interpretation of FASB Statement No. 5. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position or results of operations of the Company.

8. Subsequent Events

Subsequent to the second quarter of Fiscal 2007, the Company repurchased 2.4 million shares of its common stock under the March 6, 2007 and May 22, 2007 repurchase authorizations. The shares were repurchased for approximately $58.5 million, at a weighted average share price of $24.34. As of September 4, 2007, the Company had 21.1 million shares available for repurchase under the May 22, 2007 authorization. These shares may be repurchased at the Company’s discretion. See Note 2 of the Consolidated Financial Statements for additional information regarding the Company’s repurchase program.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the 13 and 26 week periods ended August 4, 2007 and July 29, 2006, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Our management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of August 4, 2007 and July 29, 2006, the related consolidated statements of operations and retained earnings for the three and six month periods ended August 4, 2007 and July 29, 2006, and the consolidated statements of cash flows for the six month periods ended August 4, 2007 and July 29, 2006. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

September 4, 2007

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 32 American Eagle stores in the United States and Canada, 37 aerie stores and 14 MARTIN + OSA stores in the United States during Fiscal 2007;

•	the selection of approximately 53 American Eagle stores in the United States for remodeling during Fiscal 2007;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA;

•	the success of our intimates sub-brand, aerie by American Eagle;

•	the expected payment of a dividend in future periods; and

•	the possibility of growth through acquisitions and/or internally developing additional new brands.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales - Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2007, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Our management considers comparable store sales to be an important indicator of our current performance. Comparable store sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

Gross profit - Gross profit measures whether we are optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income - Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit and our ability to control selling, general and administrative expenses.

Store productivity - Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance.

Inventory turnover - Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity - Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to cover our uses of cash. Our management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

We achieved our fourteenth consecutive quarter of record sales and earnings during the 13 weeks ended August 4, 2007 (the “second quarter”). Net sales increased 17% over the prior year to $703.2 million.

During the second quarter, we discontinued assessing a service fee on inactive gift cards. As a result, we estimate gift card breakage and recognize revenue in proportion to actual gift card redemptions as a component of net sales. We recorded $4.8 million in revenue related to gift card breakage during the current period, which had the effect of increasing gross profit and operating income by a comparable amount. This amount included cumulative breakage revenue related to gift cards issued since the introduction of our gift card program in 1998.

Operating income as a percent to net sales decreased 80 basis points from the prior year to a rate of 17.4%. The decrease was driven primarily by a decline in gross profit, as a percent to net sales. Net income for the second quarter increased 13% to $81.3 million, or 11.6% as a percent to net sales.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	55.0	54.3	53.3	52.9

Gross profit	45.0	45.7	46.7	47.1
Selling, general and administrative expenses	23.7	23.7	24.5	24.6
Depreciation and amortization expense	3.9	3.8	4.0	4.0

Operating income	17.4	18.2	18.2	18.5
Other income, net	1.3	1.5	1.5	1.5

Income before income taxes	18.7	19.7	19.7	20.0
Provision for income taxes	7.1	7.7	7.5	7.9

Net income	11.6%	12.0%	12.2%	12.1%

The following table shows our consolidated store data for the 26 weeks ended August 4, 2007 and July 29, 2006.

	26 Weeks Ended
	August 4, 2007	July 29, 2006
Number of stores:
Beginning of period	911	869
Opened	20	18
Closed	(3)	(4)

End of Period	928	883

Total gross square feet at end of period	5,350,468	4,911,192

Our operations are conducted in one reportable segment. The American Eagle segment consists of 919 U.S. and Canadian retail stores (including five aerie stand-alone stores), ae.com and our nine MARTIN + OSA retail stores. At the end of the current period, MARTIN + OSA was determined to be immaterial for classification as a separate reportable segment.

Comparison of the 13 weeks ended August 4, 2007 to the 13 weeks ended July 29, 2006

Net Sales

Net sales increased approximately 17% to $703.2 million from $602.3 million last year. The sales increase was primarily due to an increase in comparable store sales, a 9% increase in gross square feet due to new stores and remodels, as well as an increase in sales from our e-commerce operation.

During the second quarter, we experienced a low single-digit increase in our transaction value, driven by a mid single-digit increase in units per transaction and partially offset by a slight decrease in our average unit retail price. Comparable store sales increased in the high single-digits in our men’s business and decreased in the low single-digits in the women’s business over last year.

Gross Profit

Gross profit increased 15% to $316.4 million from $275.3 million last year. However, as a percent to net sales, gross profit declined by 70 basis points to a rate of 45.0%. Our merchandise margin declined by 50 basis points primarily due to an increase in markdowns partially offset by a strong initial mark-up. Buying, occupancy and warehousing costs increased by 20 basis points, as a percent to net sales, primarily due to rent expense relating to upcoming aerie store openings, as well as incremental costs associated with transitioning our e-commerce fulfillment in-house to our Ottawa, Kansas distribution center. Share-based compensation expense included in gross profit was $1.4 million both this year and last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17% to $166.4 million from $142.8 million, but remained flat as a percent to net sales at a rate of 23.7%. Improvements in store payroll and lower incentive compensation were offset by an increase in store supplies and professional services, as a percent to net sales. Share-based compensation expense included in selling, general and administrative expenses decreased to $5.8 million, compared to $6.3 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percent to net sales, increased to 3.9% for the second quarter, compared to 3.8% for the corresponding period last year. Depreciation and amortization expense increased to $27.4 million, compared to $23.2 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net decreased to $8.8 million from $9.0 million primarily due to a gift card program change that occurred in July 2007. Prior to July 8, 2007, we recorded gift card service fee income in other income, net. As of July 8, 2007, we discontinued assessing a service fee on inactive gift cards and now record estimated gift card breakage revenue in net sales. For the 13 weeks ended August 4, 2007 and July 29, 2006, we recorded gift card service fee income of $0.2 million and $0.5 million, respectively, in other income, net.

Provision for Income Taxes

The effective tax rate declined to approximately 38% from 39% last year. The decrease was primarily due to an increase in tax exempt interest income during the 13 weeks ended August 4, 2007.

Net Income

Net income increased 13% to $81.3 million, or 11.6% as a percent to net sales, from $72.1 million, or 12.0% as a percent to net sales last year. Net income per diluted common share increased to $0.37 from $0.31 in the prior year. The increase in net income was attributable to the factors noted above.

Comparison of the 26 weeks ended August 4, 2007 to the 26 weeks ended July 29, 2006

Net Sales

Net sales increased approximately 17% to $1.316 billion from $1.125 billion last year. The sales increase was primarily due to a 9% increase in gross square feet from new stores and remodels, a comparable store sales increase, as well as an increase in sales from our e-commerce operation.

We experienced a low single-digit increase in our transaction value, driven by a low single-digit increase in units per transaction. Our average unit retail price was flat, compared to the corresponding period last year. Comparable store sales increased in the high single-digits in our men’s business and in the low-single digits in the women’s business over last year.

Gross Profit

Gross profit increased 16% to $614.9 million from $529.6 million last year. However, as a percent to net sales, gross profit declined by 40 basis points to a rate of 46.7%. Our merchandise margin decreased by 20 basis points primarily due to an increase in markdowns and the impact of presenting the cost of merchandise sell-offs and the related proceeds on a gross basis in the current period (see Note 2 of the Consolidated Financial Statements), partially offset by an improved markon. Amounts for prior periods were not adjusted to reflect the change in the presentation of merchandise sell-offs as the amounts were determined to be immaterial. Buying, occupancy and warehousing costs increased by 20 basis points, as a percent to net sales, primarily due to incremental costs associated with transitioning our e-commerce fulfillment in-house to our Ottawa, Kansas distribution center. Share-based compensation expense included in gross profit increased to approximately $3.3 million, compared to $3.2 million last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17% to $323.4 million from $277.4 million, but improved by 10 basis points, as a percent to net sales, to a rate of 24.5%. The improvement in the rate was primarily due to lower incentive compensation, as a percent to net sales, partially offset by an increase in professional services. Share-based compensation expense included in selling, general and administrative expenses increased to approximately $16.4 million, compared to $12.9 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percent to net sales, remained flat at a rate of 4.0%, compared to last year. However, depreciation and amortization expense increased to $52.9 million, compared to $44.7 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $20.1 million from $17.1 million primarily due to increased investment income resulting from improved investment returns. Additionally, we realized a $0.9 million foreign currency translation loss last year, related to the final settlement of National Logistics Services. These increases were partially offset by a $3.5 million realized capital gain last year, related to investments that were classified as trading securities prior to being sold during the 26 weeks ended July 29, 2006.

Provision for Income Taxes

The effective tax rate decreased to approximately 38% from approximately 39% last year. The decrease in the effective tax rate is primarily due to an increase in tax exempt interest income this year and the additional tax liability recorded during the 26 weeks ended July 29, 2006 related to the anticipated repatriation of unremitted Canadian earnings, which had the effect of increasing the effective tax rate last year.

Net Income

Net income increased 18% to $160.1 million, or 12.2% as a percent to net sales, from $136.3 million, or 12.1% as a percent to net sales last year. Net income per diluted common share increased to $0.71 from $0.60 in the prior year. The increase in net income was attributable to the factors noted above.

Income Taxes

Effective February 4, 2007, we adopted FIN 48. As a result of adopting FIN 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007.

We placed the second phase of our Ottawa, Kansas distribution center into service in May 2007. As a result, we are eligible for approximately $2.5 million of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 10 years. These available credits are not currently utilizable due to existing credit carryovers and the level of income taxes paid to Kansas. Additionally, use of these credits is dependent upon our meeting certain requirements in future periods. Due to the contingencies related to the future use of the credits, we believe that it is more likely than not that the benefit of this asset will not be realized within the carryforward period. Thus, a full valuation allowance of $2.5 million has been recorded as of August 4, 2007.

For the 26 weeks ended July 29, 2006, the remaining $0.5 million of a $1.4 million valuation allowance that had been previously recorded against a capital loss deferred tax asset was released. We were able to realize sufficient capital gains to fully utilize the capital loss carry forward prior to its expiration in July 2006.

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

The following sets forth certain measures of our liquidity:

	August 4, 2007	February 3, 2007	July 29, 2006
Working Capital (in 000’s)	$777,932	$737,790	$827,069
Current Ratio	3.48	2.59	3.42

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $14.5 million for the 26 weeks ended August 4, 2007, compared to $327.6 million for the 26 weeks ended July 29, 2006. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.

The decrease in net cash provided by operating activities of $313.1 million from the prior year was primarily due to proceeds from the sale of trading securities of $184.0 million received during the 26 weeks ended July 29, 2006, as well as a $62.8 million increase in cash used for the payment of accounts payable and a $40.2 million increase in cash used for accrued liabilities. The increase in cash used for the payment of accounts payable resulted primarily from a change in payment terms and method with our foreign buying agent, which also resulted in a reduction to the available amounts that we maintain under our unsecured letter of credit facility as discussed below. The increase in cash used for accrued liabilities resulted primarily from a reduction in our accrued income and other taxes as a result of payments made during the current period.

Cash Flows from Investing Activities

Investing activities for the 26 weeks ended August 4, 2007 included $387.0 million from the net sale of investments classified as available-for-sale, partially offset by $120.3 million for capital expenditures. Investing activities for the 26 weeks ended July 29, 2006 included $103.1 million for capital expenditures, as well as $17.0 million for the net purchase of investments classified as available-for-sale.

We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to five years and an expected rate of return of approximately a 5.8% taxable equivalent yield. We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market and a stated maturity not exceeding five years.

Cash Flows from Financing Activities

Cash used for financing activities resulted primarily from $197.0 million used for the repurchase of our common stock and $38.2 million used for the payment of dividends during 26 weeks ended August 4, 2007. During the 26 weeks ended July 29, 2006, cash used for financing activities resulted primarily from $28.1 million used for the payment of dividends.

Credit Facilities

During the second quarter, we reduced the amount available under our unsecured letter of credit facility (the “facility”) to $100.0 million and eliminated a $40.0 million unsecured demand line of credit (the “line”). The interest rate on the facility is at the lender’s prime lending rate (8.25% at August 4, 2007) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At August 4, 2007, letters of credit in the amount of $13.4 million were outstanding on the facility, leaving a remaining available balance of $86.6 million. We also have an uncommitted letter of credit facility for $100.0 million with a separate financial institution. At August 4, 2007, letters of credit in the amount of $51.1 million were outstanding on this facility, leaving a remaining available balance of $48.9 million.

Capital Expenditures

We expect capital expenditures for Fiscal 2007 to be approximately $240 million to $260 million. This will relate primarily to the construction of new stores and remodeling of existing AE stores. Additionally, we will continue to support our infrastructure growth by investing in information technology upgrades at our home office, construction of our new corporate headquarters in Pittsburgh, Pennsylvania, and the completion of our Ottawa, Kansas distribution center.

For the 26 weeks ended August 4, 2007, capital expenditures of $120.3 million included $58.2 million related to investments in our stores, including 14 new AE stores in the United States and Canada, four new MARTIN + OSA stores, two new stand-alone aerie stores and 34 remodeled AE stores in the United States. The remaining amounts included approximately $17.4 million for the construction of our new corporate headquarters, $14.9 million related to information technology upgrades at our home office, $13.5 million for the purchase of a corporate aircraft and $11.7 million for construction at our Ottawa, Kansas distribution center.

In the second half of Fiscal 2007, we will invest in the construction of an additional 35 new aerie stand-alone stores, 18 new AE stores in the United States and Canada, 10 new MARTIN + OSA stores and the remodeling of approximately 19 AE stores in the United States. Additionally, we will continue to primarily invest in distribution center improvements and expansion, information technology upgrades and the construction of our new corporate headquarters.

Stock Repurchases

On March 6, 2007 and then, additionally, on May 22, 2007, our Board authorized a total of 30.0 million shares of our common stock to be repurchased under our share repurchase program through the end of Fiscal 2009. During the 26 weeks ended August 4, 2007, we repurchased 6.5 million shares of our common stock for approximately $184.8 million, at a weighted average share price of $28.41. As of August 4, 2007, we had 23.5 million shares available for repurchase.

Subsequent to the second quarter of Fiscal 2007, we repurchased 2.4 million shares of our common stock under the March 6, 2007 and May 22, 2007 repurchase authorizations. The shares were repurchased for approximately $58.5 million, at a weighted average share price of $24.34. As of September 4, 2007, we had 21.1 million shares available for repurchase under the May 22, 2007 authorization. These shares may be repurchased at our discretion.

During each of the 26 week periods ended August 4, 2007 and July 29, 2006, we repurchased approximately 0.4 million shares from certain employees at market prices totaling approximately $12.2 million and $7.6 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based compensation, as permitted under the 2005 Plan and the 1999 Plan.

All of the aforementioned share repurchases have been recorded as treasury stock.

Dividends

During the second quarter of Fiscal 2007, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on July 13, 2007. Subsequent to the second quarter of Fiscal 2007, our Board declared a quarterly cash dividend of $0.10 per share payable on October 12, 2007 to stockholders of record at the close of business on September 28, 2007. The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

As a result of the adoption of FIN 48 on February 4, 2007, our gross liability for unrecognized tax benefits was approximately $48.1 million, including approximately $8.8 million of accrued interest and penalties. The gross liability as of August 4, 2007 was $56.4 million, including approximately $10.2 million of acrrued interest and penalties. We estimate that approximately $4.0 million of this amount will be paid within one year. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligations table which was included in our Fiscal 2006 Annual Report on Form 10-K.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 4, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the updated risk factors below, risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2006 Annual Report on Form 10-K.

Our ability to continue our current level of sales and earnings growth

With our Fiscal 2007 second quarter, we achieved 14 consecutive quarters of record-high sales and earnings. Our gross margin and operating margin rates are also near historic highs and exceed most of our industry peers. Although it is difficult to maintain this level of performance or to continue to reach higher levels, we have growth initiatives that we are pursuing to achieve our goal of increasing earnings per share by at least 15% per year over the long term. Nonetheless, our product offerings are constantly changing and our success is directly dependent on customer acceptance of these new offerings. If our future product offerings are not as well accepted by our customers, our financial performance may decline until we are able to improve our product. A decline in our financial performance could result in a decline in the price of our common stock.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2007, we plan to open approximately 32 new American Eagle stores in the U.S. and Canada, 37 aerie stores and 14 MARTIN + OSA stores. Additionally, we plan to remodel or expand approximately 53 existing American Eagle stores during Fiscal 2007. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 4, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Share that May Yet be Purchased Under the Program
	(1)	(2)	(1)(3)	(1)(3)
Month #1 (May 6, 2007 through June 1, 2007)	1,721,474	$27.61	1,700,000	25,500,000
Month #2 (June 2, 2007 through July 7, 2007)	2,000,000	$26.26	2,000,000	23,500,000
Month #3 (July 8, 2007 through August 4, 2007)	683	$25.82	—	23,500,000

Total	3,722,157	$26.88	3,700,000	23,500,000

(1)	Shares purchased during Month #1 include 1.7 million repurchased as part of our publicly announced share repurchase program and 21,474 shares repurchased from employees for the payment of taxes in connection with the vesting of share-based payments. Shares purchased during Month #2 include 2.0 million repurchased as part of our publicly announced share repurchase program. During Month #3, the Company repurchased 683 shares from employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	On March 6, 2007, our Board authorized the repurchase of 7.0 million shares of our common stock. This repurchase authorization does not have an expiration date. On May 22, 2007, our Board authorized the repurchase of 23.0 million shares of our common stock. This authorization expires at the end of Fiscal 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) We held our 2007 Annual Meeting of Stockholders on June 12, 2007. Holders of 197,317,442 shares of our common stock were present in person or by proxy, representing approximately 90% of our 220,315,491 shares outstanding on the record date.

(b) and (c) The following persons continue to serve as Class I directors: Michael G. Jesselson, Roger S. Markfield and Jay L. Schottenstein; and the following persons continue to serve as Class II directors: Janice E. Page, J. Thomas Presby, and Gerald E. Wedren. The following persons were elected as Class III members of the Board of Directors to serve a three year term until the annual meeting in 2010 or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Shares For	Shares Withheld
Jon P. Diamond	183,545,904	13,771,538
Alan T. Kane	196,075,159	1,242,283
Cary D. McMillan	195,462,305	1,855,137
James V. O’Donnell	192,812,179	4,505,263

The proposal to amend and restate the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 250 million to 600 million passed. It received 158,149,805 shares for, 38,765,893 against and 401,744 shares abstain.

The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm passed. It received 197,076,932 shares for, 114,063 shares against and 126,447 shares abstain.

(d) Not applicable.

ITEM 6.	EXHIBITS.

*	Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended

	Exhibit 4.1	See Amended and Restated Certificate of Incorporation, as amended, in Exhibit 3.1 hereof

*	Exhibit 15	Acknowledgement of Independent Registered Accounting Firm

*	Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*	Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**	Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 6, 2007

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ James V. O’Donnell
James V. O’Donnell Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson Executive Vice President and Chief Financial Officer, AE Brand
(Principal Financial Officer and Principal Accounting Officer)