Form 10-Q
period 2007-11-03
AMERICAN EAGLE OUTFITTERS INC
filed 2007-12-06
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,960,888 Common Shares were outstanding at November 30, 2007.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	November 3, 2007	February 3, 2007	October 28, 2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,877	$59,737	$121,216
Short-term investments	535,905	767,376	636,711
Merchandise inventory	393,068	263,644	348,631
Accounts receivable	33,603	26,045	25,762
Prepaid expenses and other	39,468	33,720	34,414
Deferred income taxes	48,935	51,886	46,188

Total current assets	1,155,856	1,202,408	1,212,922

Property and equipment, at cost, net of accumulated depreciation and amortization	597,948	481,645	440,868
Goodwill	11,722	9,950	9,950
Long-term investments	146,244	251,644	146,140
Non-current deferred income taxes	50,401	30,340	22,210
Other assets, net	20,652	15,651	12,292

Total assets	$1,982,823	$1,991,638	$1,844,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207,481	$171,150	$213,049
Accrued compensation and payroll taxes	35,003	58,371	46,716
Accrued rent	58,731	57,543	52,033
Accrued income and other taxes	41,324	91,934	32,261
Unredeemed gift cards and gift certificates	30,355	54,554	25,672
Current portion of deferred lease credits	12,861	12,803	10,408
Other liabilities and accrued expenses	17,357	18,263	18,987

Total current liabilities	403,112	464,618	399,126

Non-current liabilities:
Deferred lease credits	68,393	65,114	65,174
Non-current accrued income taxes	52,256	—	—
Other non-current liabilities	44,138	44,594	47,295

Total non-current liabilities	164,787	109,708	112,469

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 248,763, 248,155 and 247,926 shares issued, respectively; 214,250, 221,284 and 222,759 shares outstanding, respectively	2,481	2,461	2,453
Contributed capital	486,576	453,418	433,524
Accumulated other comprehensive income	42,037	21,714	26,025
Retained earnings	1,482,907	1,302,345	1,171,184
Treasury stock, 33,826, 25,699 and 23,978 shares, respectively	(599,077)	(362,626)	(300,399)

Total stockholders’ equity	1,414,924	1,417,312	1,332,787

Total liabilities and stockholders’ equity	$1,982,823	$1,991,638	$1,844,382

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share amounts)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$744,443	$696,290	$2,060,018	$1,821,044
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	391,526	351,966	1,092,195	947,090

Gross profit	352,917	344,324	967,823	873,954
Selling, general and administrative expenses	174,161	170,431	497,536	447,872
Depreciation and amortization expense	27,867	21,392	80,724	66,062

Operating income	150,889	152,501	389,563	360,020
Other income, net	6,905	9,080	26,972	26,144

Income before income taxes	157,794	161,581	416,535	386,164
Provision for income taxes	58,368	60,636	156,995	148,964

Net income	$99,426	$100,945	$259,540	$237,200

Basic income per common share	$0.46	$0.45	$1.19	$1.06
Diluted income per common share	$0.45	$0.44	$1.17	$1.04
Cash dividends per common share	$0.10	$0.08	$0.28	$0.20
Weighted average common shares outstanding - basic	214,719	222,797	217,933	222,888
Weighted average common shares outstanding - diluted	218,786	228,401	222,312	228,276
Retained earnings, beginning (for the 39 weeks ended November 3, 2007, refer to Note 6 for information regarding the adoption of FIN 48)	$1,405,414	$1,087,012	$1,289,041	$978,855
Net income	99,426	100,945	259,540	237,200
Cash dividends	(21,532)	(16,773)	(59,754)	(44,871)
Reissuance of treasury stock	(401)	—	(5,920)	—

Retained earnings, ending	$1,482,907	$1,171,184	$1,482,907	$1,171,184

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In thousands)	November 3, 2007	October 28, 2006
Operating activities:
Net income	$259,540	$237,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,724	66,062
Share-based compensation	26,802	23,801
Deferred income taxes	(24,398)	(9,874)
Tax benefit from share-based payments	7,127	19,365
Foreign currency transaction loss	1,798	1,302
Excess tax benefit from share-based payments	(5,985)	(15,515)
Proceeds from sale of trading securities	—	183,968
Changes in assets and liabilities:
Merchandise inventory	(123,096)	(137,436)
Accounts and note receivable	(7,163)	5,252
Prepaid expenses and other	(5,136)	(3,728)
Other assets, net	(4,488)	(1,970)
Accounts payable	32,458	73,466
Unredeemed gift cards and gift certificates	(24,876)	(17,434)
Deferred lease credits	2,396	5,128
Accrued liabilities	(27,684)	(1,204)

Total adjustments	(71,521)	191,183

Net cash provided by operating activities	188,019	428,383
Investing activities:
Capital expenditures	(190,536)	(161,523)
Proceeds from sale of assets	—	12,345
Purchase of available-for-sale securities	(882,277)	(631,556)
Sale of available-for-sale securities	1,226,385	431,758
Other investing activities	(699)	(159)

Net cash provided by (used for) investing activities	152,873	(349,135)
Financing activities:
Proceeds from issuance of note payable	—	2,025
Payments on capital leases	(1,337)	(717)
Repurchase of common stock as part of publicly announced programs	(243,219)	(76,269)
Repurchase of common stock from employees	(12,292)	(7,635)
Net proceeds from stock options exercised	12,762	21,555
Excess tax benefit from share-based payments	5,985	15,515
Cash dividends paid	(59,754)	(44,871)

Net cash used for financing activities	(297,855)	(90,397)

Effect of exchange rates on cash	2,103	1,836

Net increase (decrease) in cash and cash equivalents	45,140	(9,313)
Cash and cash equivalents - beginning of period	59,737	130,529

Cash and cash equivalents - end of period	$104,877	$121,216

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$230,614	$158,730
Supplemental disclosure of non-cash transactions:
Transfer of investment securities from available-for-sale to trading classification	—	$180,787

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at November 3, 2007 and October 28, 2006 and for the 13 and 39 week periods ended November 3, 2007 (the “current period”) and October 28, 2006 (the “prior period”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2006 Annual Report on Form 10-K. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

As used in this report, all references to “we,” “our,” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE,” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores, including the aerie sub-brand and ae.com. “MARTIN + OSA” refers to our casual clothing and accessories concept launched during Fiscal 2006.

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

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation (“SFAS No. 52”), assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 5 of the Consolidated Financial Statements).

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and the Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use fair value as a measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and the Company will adopt SFAS No. 157 beginning in the first quarter of Fiscal 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its Consolidated Financial Statements.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the impact of adjustments to its sales return reserve quarterly within net sales and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns, which are determined through the use of historical average return percentages.

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

During the 13 weeks ended October 28, 2006, the Company reclassified sell-offs of end-of-season, overstock and irregular merchandise and presented the amounts on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Prior to this, the Company presented the proceeds and cost of sell-offs on a net basis within cost of sales. For the 13 weeks and 39 weeks ended November 3, 2007, the Company recorded $8.1 million and $21.8 million of proceeds and $9.0 million and $23.7 million of costs of sell-offs in net sales and cost of sales, respectively. For the 13 weeks and 39 weeks ended October 28, 2006, the Company recorded $4.2 million of proceeds and $5.3 million of costs of sell-offs in net sales and cost of sales, respectively. Proceeds of $10.4 million and costs of $13.3 million for the 26 weeks ended July 29, 2006 were not reclassified to reflect this change as the amounts were determined to be immaterial.

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

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the disposed assets related to the store is recorded as a write-off of assets. Prior to February 3, 2007, the Company recorded this write-off of assets within selling, general and administrative expenses. However, the Company has determined that classification within depreciation and amortization expense is more appropriate. Accordingly, the Company recorded $0.9 million and $5.9 million related to asset write-offs within depreciation and amortization expense for the 13 weeks and 39 weeks ended November 3, 2007, respectively. Amounts of $1.4 million and $5.1 million for the 13 weeks and 39 weeks ended October 28, 2006, respectively, have been reclassified for comparative purposes.

Other Income, Net

Other income, net consists primarily of interest income as well as foreign currency transaction gain/loss and interest expense. As of July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. Prior to July 8, 2007, the Company recorded gift card service fee income in other income, net. For the 39 weeks ended November 3, 2007, the Company recorded gift card service fee income of $0.8 million. For the 13 weeks and 39 weeks ended October 28, 2006, the Company recorded gift card service fee of $0.4 million and $1.5 million, respectively.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. Prior to July 8, 2007, if a gift card remained inactive for greater than 24 months, the Company assessed the recipient a one-dollar per month service fee, where allowed by law, which was automatically deducted from the remaining value of the card. For those jurisdictions where assessing a service fee was not allowable by law, the estimated breakage was recorded in a manner consistent with that described above, starting after 24 months of inactivity. Both gift card service fees and breakage estimates were recorded within other income, net.

On July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. As a result, the Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.1 million of revenue related to gift card breakage during the 13 weeks ended November 3, 2007. For the 39 weeks ended November 3, 2007, the Company recorded breakage revenue of $5.9 million, which included cumulative breakage revenue related to gift cards issued since the Company introduced its gift card program.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of 13 weeks or less to be cash equivalents.

As of November 3, 2007, short-term investments generally included investments with remaining maturities of less than 12 months (averaging approximately two months), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale. Additionally, short-term investments include variable rate demand notes (“VRDNs”) and auction rate securities classified as available-for-sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals.

As of November 3, 2007, long-term investments included investments with remaining maturities of greater than 12 months, but not exceeding five years (averaging approximately 28 months) and consisted primarily of agency bonds classified as available-for-sale.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Proceeds from the sale of available-for-sale securities were $1.226 billion and $431.8 million for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. These proceeds are offset against purchases of $882.3 million and $631.6 million for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. For the 13-week periods ended November 3, 2007 and October 28, 2006, nominal amounts of realized losses related to available-for-sale securities were included in other income, net. For the 39-week periods ended November 3, 2007 and October 28, 2006, realized losses related to available-for-sale securities of $0.4 million and $0.5 million, respectively, were included in other income, net.

During the 13 weeks ended April 29, 2006, the Company transferred certain investment securities from available-for-sale classification to trading classification (the “trading securities”). As a result of this transfer, during the 13 weeks ended April 29, 2006, a reclassification adjustment of $(0.3) million was recorded in other comprehensive income related to the gain realized in net income at the time of transfer. As a result of trading classification, the Company realized $3.5 million of capital gains, which were recorded in other income, net during the 39 weeks ended October 28, 2006. The trading securities were sold during the 13 weeks ended July 29, 2006, at which time the Company received proceeds of $184.0 million. As of November 3, 2007, the Company had no investments classified as trading securities.

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

(In thousands)	November 3, 2007	February 3, 2007	October 28, 2006
Cash and cash equivalents:
Cash	$63,886	$33,174	$43,433
Money-market	40,991	26,563	77,783
Short-term investments:
US Treasury and agency securities	76,158	120,786	86,897
State and local government securities	270,857	384,151	321,278
US corporate securities	188,890	262,439	228,536

Total short-term investments	535,905	767,376	636,711
Long-term investments:
US Treasury and agency securities	136,244	239,591	141,546
State and local government securities	—	7,477	—
US corporate securities	10,000	4,576	4,594

Total long-term investments	146,244	251,644	146,140

Total	$787,026	$1,078,757	$904,067

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

Goodwill

As of November 3, 2007, the Company had approximately $11.7 million of goodwill, which is primarily related to the acquisition of its importing operations on January 31, 2000 as well as the acquisition of its Canadian business on November 29, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our management evaluates goodwill for possible impairment on at least an annual basis.

During the 13 weeks ended November 3, 2007, the Company modified its method of translating the portion of goodwill related to the Canadian operations into the reporting currency to be in accordance with SFAS No.52. The Company now translates this amount using the spot foreign exchange rate as of the balance sheet date. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a deferred lease credit liability at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the original lease (including the pre-opening build-out period) and any subsequent renewal terms. The receivable is reduced as amounts are received from the landlord.

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

Stock Repurchases

On March 6, 2007 and then, additionally, on May 22, 2007, the Company’s Board of Directors (the “Board”) authorized a total of 30.0 million shares of its common stock to be repurchased under the Company’s share repurchase program through the end of Fiscal 2009. During the 39 weeks ended November 3, 2007, the Company repurchased 8.9 million shares of its common stock for approximately $243.2 million, at a weighted average share price of $27.31. As of November 3, 2007, the Company had 21.1 million shares available for repurchase. These shares may be repurchased at the Company’s discretion. See Note 8 of the Consolidated Financial Statements for information on a subsequent event related to the Company’s stock repurchase program.

During each of the 39 week periods ended November 3, 2007 and October 28, 2006, the Company repurchased approximately 0.4 million shares from certain employees at market prices totaling approximately $12.3 million and $7.6 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based compensation, as permitted under the 2005 Stock Award (the “2005 Plan”) and Incentive Plan and the 1999 Stock Incentive Plan (the “1999 Plan”).

All of the aforementioned share repurchases have been recorded as treasury stock.

Stock Split

On November 13, 2006, the Board approved a three-for-two stock split. This stock split was distributed on December 18, 2006, to stockholders of record on November 24, 2006. All share amounts and per share data presented herein have been restated to reflect this stock split.

Earnings Per Share

The following table shows the amounts used in computing earnings per share.

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income	$99,426	$100,945	$259,540	$237,200

Weighted average common shares outstanding:
Basic shares	214,719	222,797	217,933	222,888
Dilutive effect of stock options and non-vested restricted stock	4,067	5,604	4,379	5,388

Diluted shares	218,786	228,401	222,312	228,276

Equity awards to purchase approximately 2.8 million and 2.7 million shares of common stock during the 13 weeks and 39 weeks ended November 3, 2007, respectively, and approximately 1.0 million shares of common stock during both the 13 weeks and 39 weeks ended October 28, 2006 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for the 13 weeks and 39 weeks ended November 3, 2007, approximately 0.6 million shares of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual EPS performance goals. For the 13 weeks and 39 weeks ended October 28, 2006, approximately 1.1 million shares of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts.

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

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 3, 2007 was $7.1 million ($4.4 million, net of tax) and $26.8 million ($16.5 million, net of tax), respectively, and for the 13 weeks and 39 weeks ended October 28, 2006, was $7.6 million ($4.7 million, net of tax) and $23.8 million ($14.7 million, net of tax), respectively.

Stock Option Grants

A summary of the Company’s stock option activity for the 39 weeks ended November 3, 2007 follows:

	39 Weeks Ended November 3, 2007 (1)
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - February 3, 2007	12,209,342	$11.24
Granted	2,374,558	$29.75
Exercised (2)	(1,163,643)	$10.12
Cancelled	(387,241)	$21.67

Outstanding - November 3, 2007	13,033,016	$14.42	4.8	$126,197

Vested and expected to vest - November 3, 2007	12,656,280	$14.22	4.8	$124,615

Exercisable - November 3, 2007	8,074,442	$8.70	4.1	$111,848

(1)	As of November 3, 2007, the Company had approximately 7.5 million shares available for stock option grants.
(2)	Options exercised during the 39 weeks ended November 3, 2007 had exercise prices ranging from $0.62 to $20.77.

The weighted-average grant date fair value of stock options granted during the 39 weeks ended November 3, 2007 was $10.74, and the weighted-average grant date fair value of stock options granted during the 39 weeks ended October 28, 2006 was $6.55. The aggregate intrinsic value of options exercised during the 39 weeks ended November 3, 2007 was $21.7 million. The aggregate intrinsic value of options exercised during the 39 weeks ended October 28, 2006 was $55.4 million.

Cash received from the exercise of stock options was $12.8 million for the 39 weeks ended November 3, 2007 and $21.6 million for the 39 weeks ended October 28, 2006. The actual tax benefit realized from stock option exercises totaled $7.1 million for the 39 weeks ended November 3, 2007 and $19.4 million for the 39 weeks ended October 28, 2006.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	November 3, 2007	October 28, 2006
Black-Scholes Option Valuation Assumptions
Risk-free interest rates (1)	4.5%	4.9%
Dividend yield	0.9%	1.0%
Volatility factors of the expected market price of the Company’s common stock (2)	39.2%	41.3%
Weighted-average expected term (3)	4.4 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.
(4)	Based upon historical experience.

As of November 3, 2007, there was $23.4 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Grants

The Company grants both time-based and performance-based restricted stock awards under its 2005 Plan. The time-based restricted stock awards vest over three years and performance-based restricted stock awards are earned if certain pre-established goals are met. The grant date fair value of the restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A summary of the Company’s restricted stock activity is presented in the following tables.

	39 Weeks Ended November 3, 2007
	Shares	Weighted-Average Grant Date Fair Value
Time-Based Restricted Stock
Nonvested - February 3, 2007 (1)	138,000	$16.63
Granted	—	—
Vested	(63,500)	$12.72
Cancelled	—	—

Nonvested - November 3, 2007	74,500	$19.97

(1)	Nonvested time-based restricted stock at February 3, 2007 includes 45,000 shares issued under the 1999 Plan. Under the 1999 Plan, awards were valued using the average of the high and low market price of the Company’s common stock on the date of grant.

	39 Weeks Ended November 3, 2007
	Shares	Weighted-Average Grant Date Fair Value
Performance-Based Restricted Stock
Nonvested - February 3, 2007	1,034,075	$17.93
Granted	663,431	$29.71
Vested	(1,029,575)	$17.93
Cancelled	(55,356)	$28.42

Nonvested - November 3, 2007	612,575	$29.73

As of November 3, 2007, there was $5.5 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of seven months.

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	November 3, 2007	February 3, 2007	October 28, 2006
Property and equipment, at cost	$1,041,581	$857,690	$801,861
Less: Accumulated depreciation and amortization	(443,633)	(376,045)	(360,993)

Net property and equipment	$597,948	$481,645	$440,868

5. Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net Income	$99,426	$100,945	$259,540	$237,200
Other comprehensive income:
Unrealized gain on investments, net of tax	461	354	223	310
Reclassification adjustment for loss realized in net income related to the sale of available-for-sale securities, net of tax	—	22	261	315
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	—	—	—	(177)
Foreign currency translation adjustment	12,195	595	19,839	2,671
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	—	—	—	878

Other comprehensive income:	12,656	971	20,323	3,997

Total comprehensive income	$112,082	$101,916	$279,863	$241,197

6. Income Taxes

For the 13 weeks and 39 weeks ended November 3, 2007, the effective tax rates used for the provision of income tax approximated 37.0% and 37.7%, respectively. For the 13 weeks and 39 weeks ended October 28, 2006, the effective tax rates used for the provision of income tax approximated 37.5% and 38.6%, respectively. The lower effective tax rate during Fiscal 2007 is primarily due to the recognition of a benefit relating to the utilization of a net operating loss carry-forward in Canada.

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

As a result of adopting FIN 48, the Company recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. As of February 4, 2007, the gross amount of unrecognized tax benefits was $39.3 million, of which $27.6 million would affect the effective tax rate if recognized. The gross amount of unrecognized tax benefits as of November 3, 2007 was $45.7 million, of which $31.9 million would affect the effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits will significantly change within the next twelve months.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $8.8 million in interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007. The amount of accrued interest and penalties related to unrecognized tax benefits as of November 3, 2007 was $11.1 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years prior to July 2003. The examination of the Company’s U.S. federal income tax returns for tax years ended July 2003 to July 2005 is anticipated to be substantially completed by the end of 2007. The Company does not anticipate that any adjustments will result in a material change to its financial position or results of operations. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the “Act”) affects a company’s accounting for the deferred tax liabilities on unremitted foreign earnings. The Act provided for a special one-time deduction of 85% of certain foreign earnings that are repatriated and that meet certain requirements. During Fiscal 2006, the Company repatriated $83.4 million as extraordinary dividends from its Canadian subsidiaries. In anticipation of the repatriation, the Company had recorded $0.6 million of income tax expense related to this repatriation during the 39 weeks ended October 28, 2006, in addition to the $3.8 million income tax liability that had been previously recorded in Fiscal 2005.

The decision to take advantage of the special one-time deduction under the Act is a discrete event, and it has not changed the Company’s intention to indefinitely reinvest accumulated earnings from its Canadian operations to the extent not repatriated under the Act. Accordingly, no provision has been made for income taxes that would be payable upon the distribution of such earnings.

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

8. Subsequent Events

Subsequent to the third quarter of Fiscal 2007, the Company repurchased 1.0 million shares of its common stock under the May 22, 2007 repurchase authorizations. The shares were repurchased for approximately $21.5 million, at a weighted average share price of $21.44. As of December 6, 2007, the Company had 20.1 million shares available for repurchase under the May 22, 2007 authorization. These shares may be repurchased at the Company’s discretion. See Note 2 of the Consolidated Financial Statements for additional information regarding the Company’s repurchase program.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the 13 and 39 week periods ended November 3, 2007 and October 28, 2006, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Our management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of November 3, 2007 and October 28, 2006, the related consolidated statements of operations and retained earnings for the three and nine month periods ended November 3, 2007 and October 28, 2006, and the consolidated statements of cash flows for the nine month periods ended November 3, 2007 and October 28, 2006. These financial statements are the responsibility of the Company’s management.

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

December 4, 2007

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of the remaining two American Eagle stores in the United States, seven aerie stand-alone stores and five MARTIN + OSA stores in the United States during Fiscal 2007;

•	the planned opening of approximately 45 to 50 American Eagle stores in the United States and Canada, 70 aerie stand-alone stores and 15 MARTIN + OSA stores in the United States during Fiscal 2008;

•	the completion of remodeling at six additional American Eagle stores in the United States during Fiscal 2007;

•	the selection of approximately 50 American Eagle stores in the United States and Canada for remodeling during Fiscal 2008;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA;

•	the success of our intimates sub-brand, aerie by American Eagle;

•	the expected payment of a dividend in future periods; and

•	the possibility of growth through acquisitions and/or internally developing additional new brands.

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

Results of Operations

Overview

We achieved our fifteenth consecutive quarter of record sales during the 13 weeks ended November 3, 2007 (the “third quarter”). Net sales increased 7% over the prior year to $744.4 million. Although net sales were below our original plan, we were able to deliver a 20.3% operating margin for the third quarter resulting from controlled selling, general and administrative expenses and disciplined inventory management.

Net income for the third quarter decreased 2% to $99.4 million, or 13.4%, as a percent to net sales, however, net income per diluted common share increased 2% to $0.45 versus $0.44 last year.

As a percent to net sales, our gross margin decreased from the prior year as a result of increased markdowns as well as increased rent related to new stores partially offset by lower product cost as a result of our sourcing initiatives.

Selling, general and administrative expenses increased 2%, compared to a 7% growth in sales. Total compensation, professional fees and supplies decreased, as a percent of sales, while advertising increased due to a planned shift in timing of marketing events. All other operating expenses remained nearly flat, as a percent to net sales, compared to last year.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	52.6	50.5	53.0	52.0

Gross profit	47.4	49.5	47.0	48.0
Selling, general and administrative expenses	23.4	24.5	24.2	24.6
Depreciation and amortization expense	3.7	3.1	3.9	3.6

Operating income	20.3	21.9	18.9	19.8
Other income, net	0.9	1.3	1.3	1.4

Income before income taxes	21.2	23.2	20.2	21.2
Provision for income taxes	7.8	8.7	7.6	8.2

Net income	13.4%	14.5%	12.6%	13.0%

The following table shows our consolidated store data for the 39 weeks ended November 3, 2007 and October 28, 2006.

	39 Weeks Ended
	November 3, 2007	October 28, 2006
Number of stores:
Beginning of period	911	869
Opened	66	41
Closed	(3)	(4)

End of Period	974	906

Total gross square feet at end of period	5,618,474	5,064,771

Our operations are conducted in one reportable segment. The American Eagle segment consists of 960 U.S. and Canadian retail stores (including 32 aerie stand-alone stores), ae.com and our 14 MARTIN + OSA retail stores. At the end of the current period, MARTIN + OSA was determined to be immaterial for classification as a separate reportable segment.

Comparison of the 13 weeks ended November 3, 2007 to the 13 weeks ended October 28, 2006

Net Sales

Net sales increased approximately 7% to $744.4 million from $696.3 million last year. The sales increase was primarily due to an increase in gross square feet due to new and remodeled stores, an increase in sales from our e-commerce operation, as well as a 2% increase in comparable store sales.

During the third quarter, our AE Brand experienced a low single-digit increase in our sales transactions per average store driven by a low single-digit increase in traffic, and a low single-digit increase in our transaction value, driven by a mid single -digit increase in units per transaction partially offset by a low single-digit decrease in our average unit retail price. Comparable store sales increased in the high single-digits in our men’s business and decreased in the low single-digits in the women’s business over last year.

Gross Profit

Gross profit increased 2% to $352.9 million from $344.3 million last year. However, as a percent to net sales, gross margin declined by 210 basis points to a rate of 47.4%. Our merchandise margin declined by 100 basis points primarily due to an increase in markdowns and cost of merchandise sell-offs partially offset by lower product cost. Buying, occupancy and warehousing costs increased by 110 basis points, as a percent to net sales, primarily due to increased rent expense, driven by new store openings, and an increase in delivery costs. Share-based compensation expense included in gross profit was $1.4 million during the 13 weeks ended November 3, 2007 and $1.3 million during the 13 weeks ended October 28, 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $174.2 million from $170.4 million, but improved by 110 basis points to a rate of 23.4%, as a percent to net sales. Lower total compensation costs and improvements in professional services and store supplies expenses were offset by an increase in advertising costs, as a percent to net sales. Share-based compensation expense included in selling, general and administrative expenses decreased to $5.7 million, compared to $6.3 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percent to net sales, increased to 3.7% for the third quarter, compared to 3.1% for the corresponding period last year. Depreciation and amortization expense increased to $27.9 million, compared to $21.4 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net decreased to $6.9 million from $9.1 million primarily due to foreign currency transaction losses recognized as a result of a stronger Canadian Dollar versus the U.S. Dollar, as well as lower interest income driven by a lower investment base and our gift card program change that occurred in July 2007.

Prior to July 8, 2007, we recorded gift card service fee income in other income, net. As of July 8, 2007, we discontinued assessing a service fee on inactive gift cards and now record estimated gift card breakage revenue in net sales. For the 13 weeks ended October 28, 2006, we recorded gift card service fee income of $0.4 million. For the 13 weeks ended November 3, 2007, we recorded breakage revenue of $1.1 million in net sales.

Provision for Income Taxes

The effective tax rate decreased to approximately 37% from 38% last year. The decrease was primarily due to the recognition of a benefit relating to the utilization of a net operating loss carry-forward in Canada.

Net Income

Net income decreased to $99.4 million, or 13.4%, as a percent to net sales, from $100.9 million, or 14.5%, as a percent to net sales, last year. Net income per diluted common share increased to $0.45, compared to $0.44 last year. The decrease in net income was attributable to the factors noted above. The increase in net income per diluted common share was attributable to the decreased average number of diluted shares driven by share repurchases.

Comparison of the 39 weeks ended November 3, 2007 to the 39 weeks ended October 28, 2006

Net Sales

Net sales increased approximately 13% to $2.060 billion from $1.821 billion last year. The sales increase was primarily due to an increase in gross square feet from new stores and remodels, a 3% comparable store sales increase, as well as an increase in sales from our e-commerce operation.

Our AE Brand experienced a low single-digit increase in transaction value, driven by a mid single-digit increase in units per transaction, partially offset by a slight decrease in our average unit retail price. Additionally, sales transactions per average store increased in the low single-digits driven by a slight increase in conversion and a slight increase in store traffic. Comparable store sales increased in the high single-digits in our men’s business and slightly decreased in the women’s business over last year.

Gross Profit

Gross profit increased 11% to $967.8 million from $874.0 million last year. As a percent to net sales, gross margin declined by 100 basis points to a rate of 47.0%. Our merchandise margin decreased by 40 basis points primarily due to increased markdowns and cost of sell-offs partially offset by a lower product cost. Buying, occupancy and warehousing costs increased by 60 basis points, as a percent to net sales, primarily due to higher total compensation and rent. Share-based compensation expense included in gross profit increased to approximately $4.7 million, compared to $4.5 million last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% to $497.5 million from $447.9 million, but improved by 40 basis points, as a percent to net sales, to a rate of 24.2%. The improvement in the rate was primarily due to lower total compensation, as a percent to net sales, partially offset by an increase in advertising. Share-based compensation expense included in selling, general and administrative expenses increased to approximately $22.1 million, compared to $19.3 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percent to net sales, increased to 3.9%, compared to 3.6% for the corresponding period last year. Depreciation and amortization expense increased to $80.7 million, compared to $66.1 million last year. The increase in expense is primarily due to an increase in our property and equipment base driven by our increased level of capital expenditures.

Other Income, Net

Other income, net increased to $27.0 million from $26.1 million primarily due to increased investment income resulting from improved investment returns partially offset by a $3.5 million realized capital gain last year and a decrease in our gift card service fee revenue due to the gift card program change that occurred in July 2007. Additionally, we recorded a $1.8 million foreign currency transaction loss as a result of a stronger Canadian Dollar versus the U.S. Dollar, compared to a $1.3 million loss last year.

Prior to July 8, 2007, we recorded gift card service fee income in other income, net. As of July 8, 2007, we discontinued assessing a service fee on inactive gift cards and now, record estimated gift card breakage revenue in net sales. For the 39 weeks ended November 3, 2007, we recorded gift card service fee income of $0.8 million, compared to $1.5 million for the 39 weeks ended October 28, 2006. For the 39 weeks ended November 3, 2007, we recorded breakage revenue of $5.9 million, which included cumulative breakage revenue related to gift cards issued since we introduced its gift card program, in net sales.

Provision for Income Taxes

The effective tax rate decreased to approximately 38% from approximately 39% last year. The decrease in the effective tax rate is primarily due to the recognition of a benefit relating to the utilization of a net operating loss carry-forward in Canada.

Net Income

Net income increased to $259.5 million, or 12.6%, as a percent to net sales, from $237.2 million, or 13.0%, as a percent to net sales, last year. Net income per diluted common share increased to $1.17 from $1.04 in the prior year. The increase in net income was attributable to the factors noted above.

Income Taxes

Effective February 4, 2007, we adopted FIN 48. As a result of adopting FIN 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. See Note 6 of the Consolidated Financial Statements for a discussion of the FIN 48 adoption.

We placed the second phase of our Ottawa, Kansas distribution center into service in May 2007. As a result, we are eligible for approximately $2.5 million of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 10 years. These available credits are not currently utilizable due to existing credit carryovers and the level of income taxes paid to Kansas. Additionally, use of these credits is dependent upon our meeting certain requirements in future periods. Due to the contingencies related to the future use of the credits, we believe it is more likely than not that the benefit of this asset will not be realized within the carryforward period. Thus, a full valuation allowance of $2.5 million has been recorded as of November 3, 2007.

During the 39 weeks ended October 28, 2006, the remaining $0.5 million of a $1.4 million valuation allowance, which had been previously recorded against a capital loss deferred tax asset, was released. We were able to realize sufficient capital gains to fully utilize the capital loss carry forward prior to its expiration in July 2006.

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

The following sets forth certain measures of our liquidity:

	November 3, 2007	February 3, 2007	October 28, 2006
Working Capital (in 000’s)	$752,744	$737,790	$813,796
Current Ratio	2.87	2.59	3.04

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $188.0 million for the 39 weeks ended November 3, 2007, compared to $428.4 million for the 39 weeks ended October 28, 2006. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and the payment of operational costs.

The decrease in net cash provided by operating activities of $240.4 million from the prior year was primarily due to proceeds from the sale of trading securities of $184.0 million received during the 39 weeks ended October 28, 2006, as well as a $41.0 million increase in cash used for the payment of accounts payable. The increase in cash used for the payment of accounts payable resulted primarily from a change in payment terms and method with our foreign buying agent, which also resulted in a reduction to the available amounts that we maintain under our unsecured letter of credit facility as discussed below.

Cash Flows from Investing Activities

Investing activities for the 39 weeks ended November 3, 2007 included $344.1 million from the net sale of investments classified as available-for-sale, partially offset by $190.5 million for capital expenditures. Investing activities for the 39 weeks ended October 28, 2006 primarily included $199.8 million for the net purchase of investments classified as available-for-sale as well as $161.5 million for capital expenditures.

We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities with an original maturity up to five years and an expected rate of return of approximately a 6.1% taxable equivalent yield. We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market and a stated maturity not exceeding five years.

Cash Flows from Financing Activities

Cash used for financing activities resulted primarily from $255.5 million used for the repurchase of our common stock and $59.8 million used for the payment of dividends during 39 weeks ended November 3, 2007. During the 39 weeks ended October 28, 2006, cash used for financing activities resulted primarily from $83.9 million used for the repurchase of our common stock and $44.9 million used for the payment of dividends.

Credit Facilities

During the 39 weeks ended November 3, 2007, we reduced the amount available under our unsecured letter of credit facility (the “facility”) to $100.0 million and eliminated a $40.0 million unsecured demand line of credit (the “line”). The interest rate on the facility is at the lender’s prime lending rate (7.50% at November 3, 2007) or at LIBOR plus a negotiated margin rate. No direct borrowings were required against the line for the current or prior periods. At November 3, 2007, letters of credit in the amount of $38.8 million were outstanding on the facility, leaving a remaining available balance of $61.2 million. We also have an uncommitted letter of credit facility for $100.0 million with a separate financial institution. At November 3, 2007, letters of credit in the amount of $42.8 million were outstanding on this facility, leaving a remaining available balance of $57.2 million.

Capital Expenditures

We expect capital expenditures for Fiscal 2007 to be approximately $250 million. This will relate primarily to the construction of new stores and remodeling of existing AE stores. Additionally, we will continue to support our infrastructure growth by investing in information technology upgrades at our home office, construction of our new corporate headquarters in Pittsburgh, Pennsylvania, and the completion of our Ottawa, Kansas distribution center.

For the 39 weeks ended November 3, 2007, capital expenditures of $190.5 million included $104.1 million related to investments in our stores, including 28 new and 47 remodeled AE stores in the United States and Canada, 29 new stand-alone aerie stores, and nine new MARTIN + OSA stores. The remaining amounts included approximately $31.4 million for construction at our corporate headquarters, $24.7 million for improvements and expansion of our distribution centers, $16.8 million related to information technology upgrades at our home office, and $13.5 million for the purchase of a corporate aircraft.

In the fourth quarter of Fiscal 2007, we will invest in the construction of an additional seven new aerie stand-alone stores, two new AE stores in the United States, five new MARTIN + OSA stores and the remodeling of approximately six AE stores in the United States. Additionally, we will continue to primarily invest in distribution center improvements and expansion, information technology upgrades and construction at our corporate headquarters.

For Fiscal 2008, we expect our capital expenditures to be in the range of $250 million to $275 million. We will invest in the construction of approximately 70 new aerie stand-alone stores, 45 to 50 new AE stores in the United States and Canada, 15 new MARTIN + OSA stores and the remodeling of approximately 50 AE stores in the United States. Additionally, we will continue to primarily invest in distribution center improvements and expansion, information technology upgrades and the construction of our corporate headquarters.

Stock Repurchases

On March 6, 2007 and then, additionally, on May 22, 2007, our Board authorized a total of 30.0 million shares of our common stock to be repurchased under our share repurchase program through the end of Fiscal 2009. During the 39 weeks ended November 3, 2007, we repurchased 8.9 million shares of our common stock for approximately $243.2 million, at a weighted average share price of $27.31. As of November 3, 2007, we had 21.1 million shares available for repurchase.

Subsequent to the third quarter of Fiscal 2007, we repurchased 1.0 million shares of our common stock under the May 22, 2007 repurchase authorizations. The shares were repurchased for approximately $21.5 million, at a weighted average share price of $21.44. As of December 6, 2007, we had 20.1 million shares available for repurchase under the May 22, 2007 authorization. These shares may be repurchased at our discretion.

During each of the 39 week periods ended November 3, 2007 and October 28, 2006, we repurchased approximately 0.4 million shares from certain employees at market prices totaling approximately $12.3 million and $7.6 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based compensation, as permitted under the 2005 Plan and the 1999 Plan.

All of the aforementioned share repurchases have been recorded as treasury stock.

Dividends

During the third quarter of Fiscal 2007, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on October 12, 2007 to stockholders of record at the close of business on September 28, 2007.

Subsequent to the third quarter of Fiscal 2007, our Board declared a quarterly cash dividend of $0.10 per share of common stock to holders of record as of December 28, 2007, payable on January 11, 2008.

The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

As a result of the adoption of FIN 48 on February 4, 2007, our gross liability for unrecognized tax benefits was approximately $48.1 million, including approximately $8.8 million of accrued interest and penalties. The gross liability as of November 3, 2007 was $56.8 million, including approximately $11.1 million of accrued interest and penalties. We estimate that approximately $4.6 million of this amount will be paid within one year. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligations table which was included in our Fiscal 2006 Annual Report on Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 3, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the updated risk factors below, risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2006 Annual Report on Form 10-K.

Our ability to continue our current level of sales growth

With our Fiscal 2007 third quarter, we achieved 15 consecutive quarters of record-high sales. Although it is difficult to maintain this level of performance or to continue to reach higher levels, we have growth initiatives that we are pursuing to achieve our goal of increasing earnings per share by at least 15% per year over the long term. Nonetheless, our product offerings are constantly changing and our success is directly dependent on customer acceptance of these new offerings. If our future product offerings are not as well accepted by our customers, our financial performance may decline until we are able to improve our product. A decline in our financial performance could result in a decline in the price of our common stock.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2008, we plan to open approximately 45-50 new American Eagle stores in the U.S. and Canada, 70 aerie stand-alone stores and 15 MARTIN + OSA stores. Additionally, we plan to remodel or expand approximately 50 existing American Eagle stores during Fiscal 2008. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 3, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares, that May Yet be Purchased Under the Program
	(1)	(2)	(1)	(1)(3)
Month #1 (August 5, 2007 through September 1, 2007)	2,401,142	$24.34	2,400,000	21,100,000
Month #2 (September 2, 2007 through October 6, 2007)	677	$25.86	—	21,100,000
Month #3 (October 7, 2007 through November 3, 2007)	—	$—	—	21,100,000

Total	2,401,819	$24.34	2,400,000	21,100,000

(1)	Shares purchased during Month #1 include 2.4 million shares repurchased as part of our publicly announced share repurchase program and 1,142 shares repurchased from employees for the payment of taxes in connection with the vesting of share-based payments. During Month #2, the Company repurchased 677 shares from employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	On May 22, 2007, our Board authorized the repurchase of 23.0 million shares of our common stock. This authorization expires at the end of Fiscal 2009.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 6, 2007

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand
(Principal Financial Officer and Principal Accounting Officer)