Form 10-K
period 2008-02-02
AMERICAN EAGLE OUTFITTERS INC
filed 2008-04-02
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33338

American Eagle Outfitters, Inc.
(Exact name of registrant as specified in its charter)

Delaware	No. 13-2721761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Hot Metal Street, Pittsburgh, PA (Address of principal executive offices)	15203-2329 (Zip Code)

Registrant’s telephone number, including area code:
(724) 776-4857

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $0.01 par value (Title of Class)	New York Stock Exchange (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 4, 2007 was $4,430,898,398.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 204,899,265 Common Shares were outstanding at March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2008 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC. TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS.

General

American Eagle Outfitters, Inc., a Delaware corporation, is a leading retailer that operates under the American Eagle Outfitters®, aerietm by American Eagle and MARTIN + OSAtm brands.

American Eagle Outfitters designs, markets and sells its own brand of laidback, current clothing targeting 15 to 25 year-olds, providing high-quality merchandise at affordable prices. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. American Eagle® also operates ae.com, which offers additional sizes, colors and styles of favorite AE® merchandise and ships to 41 countries around the world. AE’s original collection includes standards like jeans and graphic Ts, as well as essentials like accessories, outerwear, footwear, basics and swimwear under our American Eagle Outfitters, American Eagle and AE brand names.

During Fiscal 2006, American Eagle launched its new intimates brand, aerie by American Eagle (“aerie”). The aerie collection is available in aerie stores, predominantly all American Eagle stores and at aerie.com. The collection includes bras, undies, camis, hoodies, robes, boxers, sweats, leggings, fitness apparel and personal care for the AE girl. Designed to be sweetly sexy, comfortable and cozy, the aerie brand offers AE customers a new way to express their personal style everyday, from the dormroom to the coffee shop to the classroom.

We also introduced MARTIN + OSA during Fiscal 2006, a concept targeting 28 to 40 year-old women and men, which offers refined casual clothing and accessories, designed to be valuable, irresistible, inspiring, authentic and adventurous. In Fiscal 2008, MARTIN + OSA will begin offering merchandise online at martinandosa.com.

In January 2008, we announced plans to launch a new children’s apparel brand. 77kids by american eagletm (“77kids”) will offer on-trend, high-quality clothing and accessories for kids age two to 10. The brand will debut worldwide online at www.77kids.com during Fiscal 2008, with stores in the U.S. expected during 2010.

As used in this report, all references to “we,” “our,” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE,” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “AEO Direct” refers to our e-commerce operations, ae.com, aerie.com, martinandosa.com and 77kids.com. “Bluenotes” refers to the Bluenotes/Thriftys specialty apparel chain which we operated in Canada prior to its disposition during Fiscal 2004.

As of February 2, 2008, we operated 929 American Eagle Outfitters stores in the United States and Canada, 39 aerie stand-alone stores and 19 MARTIN + OSA stores.

In December 2004, we completed the disposition of Bluenotes to 6295215 Canada Inc. (the “Bluenotes Purchaser”), a privately held Canadian company. As a result, our Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented. See Note 11 of the Consolidated Financial Statements for additional information regarding this transaction.

In January 2006, we entered into an agreement to sell certain assets of National Logistics Services (“NLS”) to 6510965 Canada Inc. (the “NLS Purchaser”), a privately held Canadian company. The sale of these assets was completed in February 2006, at which time we exited our NLS operations. See Note 11 of the Consolidated Financial Statements for additional information regarding this transaction

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2010,” “Fiscal 2009” and “Fiscal 2008” refer to the 52 week periods ending January 29, 2011, January 30, 2010, and January 31, 2009, respectively. “Fiscal 2007” refers to the 52 week period ended February 2, 2008 and “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” and “Fiscal 2004” refer to the 52 week periods ended January 28, 2006 and January 29, 2005, respectively.

Information concerning our business segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

Growth Strategy

During Fiscal 2007, we continued to make significant progress on our key growth initiatives. As we enter Fiscal 2008, we remain focused on several well-defined strategies that we have in place to grow our business and sustain our financial performance. Our primary growth strategies are focused on the following key areas of opportunity:

Real Estate

We are continuing the expansion of our brands throughout the United States and Canada. At the end of Fiscal 2007, we operated in all 50 states, the District of Columbia, Puerto Rico and Canada. During Fiscal 2007, we opened 80 new stores, consisting of 27 U.S. AE stores, three Canadian AE stores, 36 aerie stores (including one Canadian aerie store) and 14 MARTIN + OSA stores. These store openings, offset by four U.S. AE store closings, increased our total store base by approximately 8% to 987 stores. Additionally, our gross square footage increased by approximately 10% during Fiscal 2007, with approximately 77% attributable to new store openings and the remaining 23% attributable to the incremental square footage from 53 store remodels.

In Fiscal 2008, we will continue the accelerated roll-out of aerie by American Eagle. We plan to open approximately 80 stores, all of which will be 3,500 to 4,500 gross square feet. Additionally, we plan to open approximately 40 new AE stores, 15 MARTIN + OSA stores, as well as remodel approximately 40 to 50 existing AE stores. Our square footage growth is expected to be approximately 10%. We believe that there are attractive retail locations where we can continue to open American Eagle stores and our other brands in enclosed regional malls, urban areas and lifestyle centers.

The table below shows certain information relating to our historical store growth in the U.S. and Canada:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2006	2005	2004	2003

Stores at beginning of period	911	869	846	805	753
Stores opened during the period*	80	50	36	50	59
Stores closed during the period*	(4)	(8)	(13)	(9)	(7)

Total stores at end of period**	987	911	869	846	805

*	Stores closed during Fiscal 2005 include one AE store closed due to Hurricane Katrina, as well as one AE store closed due to a fire. The store closed due to fire was reopened during Fiscal 2006 and is included in stores opened during that period.

**	Fiscal 2005 ending store count includes one AE store that was temporarily closed due to Hurricane Katrina, which reopened during February 2006.

Remodeling of our AE stores into our current store format is important to enhance our customer’s shopping experience. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process to approximately 6,500 to 7,500 gross square feet, either within their existing location or by upgrading the store location within the mall. We believe the larger format can better accommodate our expansion of merchandise categories. We select stores for expansion or relocation based on market demographics and store volume forecasts. In 2007, we modified the design of our current store format to be more efficient and to freshen our brand.

During Fiscal 2007, we remodeled 53 stores in the U.S. to the current store design. Of the 53 remodeled stores, 26 stores were relocated to a larger space within the mall, 24 stores were expanded in place, and three stores were remodeled within their existing locations. Additionally, one store was refurbished as further discussed below.

We maintain a cost effective store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and certain new fixtures.

Destination AE

Under our Destination AE initiative, we believe that we can leverage the success we have had in making American Eagle the denim destination brand and increase market share in other brand-defining key categories. In Fiscal 2008, we expect to build upon this success by continuing to focus on our destination businesses, such as knits, denim, sweaters, and fleece. Additionally, we believe that our customer loyalty program, the AE All-Access Pass, helps us to continue making AE a destination for our customers. This program gives us a direct, one-on-one connection with our best customers and allows us to develop a relationship with these customers while rewarding brand loyalty.

aerie by American Eagle

In the fall of 2006, we launched our new intimates brand, aerie by American Eagle, which targets our core AE customers. The aerie collection includes bras, undies, camis, hoodies, robes, boxers, sweats, leggings, fitness apparel and personal care for the AE girl. It is intended to drive store productivity by expanding the product categories and building upon our experience. The aerie collection is offered in 39 stand-alone stores, predominantly all American Eagle stores and on aerie.com. Based on the positive customer response to aerie, in early Fiscal 2007 we decided to accelerate our real estate strategy for this brand. Our accelerated strategy included opening 36 stores during Fiscal 2007 compared to our original plan of 15 store openings during Fiscal 2007. The aerie brand remains a key focus in Fiscal 2008 with planned openings of approximately 80 stores.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com and aerie.com, which are extensions of the lifestyle that we convey in our stores. During Fiscal 2007, AEO Direct shipped internationally to 41 countries, providing an opportunity to grow in regions where we do not currently have store locations. We are continuing to focus on the growth of AEO Direct through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, unique online content and targeted marketing strategies. In Fiscal 2008, we plan on expanding AEO Direct through the addition of e-commerce operations for martinandosa.com and 77kids.com.

MARTIN + OSA

In the fall of 2006, we launched MARTIN + OSA, a concept targeting 28 to 40 year-old women and men. MARTIN + OSA offers refined casual clothing and accessories, designed to be valuable, irresistible, inspiring, authentic and adventurous. During Fiscal 2007, we opened 14 MARTIN + OSA stores and we expect to open approximately 15 MARTIN + OSA stores in the United States during Fiscal 2008. Additionally, in Fiscal 2008, MARTIN + OSA will begin offering merchandise online at martinandosa.com.

77kids by american eagle

In January 2008, we announced plans to launch a new children’s apparel brand. 77kids by american eagle will offer on-trend, high-quality clothing and accessories for kids age two to 10. The brand will debut worldwide online at www.77kids.com during Fiscal 2008, with stores in the U.S. expected during 2010.

Consolidated Store Locations

Our stores average approximately 5,800 gross square feet and approximately 4,700 on a selling square foot basis. As of February 2, 2008, we operated 987 stores in the United States and Canada under the American Eagle Outfitters, aerie and MARTIN + OSA brands as shown below:

United States, including the District of Columbia and the Commonwealth of Puerto Rico — 911 stores

Alabama	19	Illinois	33	Montana	2	Puerto Rico	2
Alaska	4	Indiana	18	Nebraska	6	Rhode Island	3
Arizona	16	Iowa	12	Nevada	7	South Carolina	14
Arkansas	8	Kansas	10	New Hampshire	6	South Dakota	2
California	81	Kentucky	11	New Jersey	26	Tennessee	21
Colorado	15	Louisiana	14	New Mexico	3	Texas	66
Connecticut	14	Maine	3	New York	50	Utah	10
Delaware	4	Maryland	19	North Carolina	27	Vermont	3
District of Columbia	1	Massachusetts	31	North Dakota	4	Virginia	27
Florida	49	Michigan	33	Ohio	38	Washington	19
Georgia	28	Minnesota	18	Oklahoma	12	West Virginia	8
Hawaii	4	Mississippi	7	Oregon	11	Wisconsin	16
Idaho	3	Missouri	17	Pennsylvania	54	Wyoming	2

Canada — 76 stores
Alberta	9	New Brunswick	3	Ontario	38
British Columbia	12	Newfoundland	2	Quebec	6
Manitoba	2	Nova Scotia	2	Saskatchewan	2

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others, or both. During Fiscal 2007, we purchased a majority of our merchandise from non-North American suppliers.

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

Corporate Social Responsibility

We are firmly committed to the goal of using only the most highly regarded and efficient suppliers throughout the world. We require our suppliers to provide a workplace environment that not only meets basic human rights standards, but also one that complies with all local legal requirements and encourages opportunity for all, with dignity and respect.

For many years, we have had a policy for the inspection of factories throughout the world where goods are produced to our order. This inspection process is an important component of our comprehensive vendor compliance program that was developed with the assistance of an internationally recognized consulting firm. This program contractually requires all suppliers to meet our global workplace standards, including human rights standards, as set forth in our Vendor Code of Conduct. The Vendor Code of Conduct is required to be posted in all factories in the local language. The program utilizes third party inspectors to audit compliance by vendor factories with our workplace standards and Vendor Code of Conduct. Additionally, a copy of the Vendor Code of Conduct is posted on our website, www.ae.com. In Fiscal 2007, we opened a Compliance office in Hong Kong. The key functions performed by the AE team there are to validate the inspection reporting of our third-party auditors, and to work with new and existing factories on issues of remediation. Also in Fiscal 2007, we instituted a process for pre-inspection of substantially all potential production facilities and expanded our annual re-audit program to include all primary existing facilities.

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity. Various security issues and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. In response, we became a certified member of the Customs — Trade Partnership Against Terrorism program (“C-TPAT”) during 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. Our internal security procedures were reviewed by CBP during February 2005 and a validation of processes with respect to our external partners was completed in June 2005. We received a formal written validation of our security procedures from CBP during the first quarter of Fiscal 2006 indicating the highest level of benefits afforded to C-TPAT members. Additionally, we took significant steps to expand the scope of our security procedures during 2004, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and a requirement that all of our international trading partners be members of C-TPAT. In Fiscal 2007, we further increased the scope of our inspection program by performing pre-inspections of substantially all potential production facilities and re-auditing all primary existing facilities.

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

Merchandise Inventory, Replenishment and Distribution

Purchase orders are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors and routed to our two US distribution centers, one in Warrendale, Pennsylvania and the other in Ottawa, Kansas, or to our third-party distribution provider in Canada. Historically, our stores in Canada received merchandise from NLS. Beginning in Fiscal 2006, our stores in Canada receive merchandise through logistics services provided under a transitional services agreement with the NLS Purchaser, which expires on July 31, 2008. During Fiscal 2007, we entered into a lease of a 294,000 square foot building to house our Canadian distribution center, which we plan to place into service in May 2008.

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

During Fiscal 2007, we completed the first phase of expansion at our Ottawa, Kansas distribution center. The expansion of the distribution center enabled us to bring the fulfillment services for AEO Direct in house. Previously, AEO Direct utilized a third party vendor for its fulfillment services. The second phase of the expansion will be completed in Fiscal 2008 and is deigned to enhance our operating efficiency. Additionally, the expansion is central to our plans for supporting future growth, especially in areas such as AEO Direct, aerie, MARTIN + OSA and 77kids.

Customer Credit and Returns

We offer our AE customers in the U.S. an American Eagle private label credit card, issued by a third-party bank. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing bank’s procedures. We believe that providing in-store credit through use of our proprietary credit card promotes incremental sales and encourages customer loyalty. Our credit card holders receive special promotional offers and advance notice of all American Eagle in-store sales events. Our customers in the U.S. and Canada may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check.

AE and aerie gift cards can be purchased in our American Eagle and aerie stores, respectively. Both AE and aerie gift cards are available through ae.com. MARTIN + OSA gift cards are available in our MARTIN + OSA stores. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. As of July 2007, we no longer charge a service fee for inactive gift cards.

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

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE® and AEO® with the United States Patent and Trademark Office. We have also registered or have applied to register these trademarks with the registries of many of the foreign countries in which our manufacturers are located and/or where our product is shipped. We have registered AMERICAN EAGLE OUTFITTERS® and have applied to register AMERICAN EAGLEtm with the Canadian Trademark Office. In addition, we are exclusively licensed in Canada to use AEtm and AEO® in connection with the sale of a wide range of clothing products.

In the United States and around the world, we have also registered, or have applied to register, a number of other marks used in our business, including aerietm, MARTIN+OSAtm and 77kids by american eagletm.

These trademarks are renewable indefinitely, as long as they are still in use and their registrations are properly maintained. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of February 2, 2008, we had approximately 38,700 employees in the United States and Canada, of whom approximately 32,500 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2007, the third and fourth fiscal quarters accounted for approximately 57% of our sales and approximately 60% of our net income. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

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

Certifications

As required by New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on July 1, 2007 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2008, we plan to open approximately 40 new American Eagle stores in the U.S. and Canada, approximately 80 aerie stand-alone stores and approximately 15 MARTIN + OSA stores. Additionally, we plan to remodel or expand approximately 40 to 50 existing American Eagle stores during Fiscal 2008. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to grow through the internal development of new brands

We launched our new brand concepts, MARTIN + OSA and aerie by American Eagle, during Fiscal 2006. Additionally, in January 2008, we announced the planned launch of 77kids. Our ability to succeed in these new brands requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

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

We believe that there is a risk of terrorist activity on a global basis, and such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, a significant increase in the number of factory audits performed; a strengthening of our factory audit protocol to include all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, U.S. Customs has recognized us as a validated, tier three member of the Customs — Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with Customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During Fiscal 2007, the third and fourth fiscal quarters accounted for approximately 57% of our sales and approximately 60% of our net income. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

Our reliance on key personnel

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, as well as its ability to attract and retain qualified key personnel and skilled employees in the future. Our operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in our management.

Our ability to successfully complete important infrastructure projects

We implemented multiple infrastructure projects in Fiscal 2007 and will continue to implement new projects in Fiscal 2008. The major projects in Fiscal 2008 include:

•	the construction and integration of the second phase of our new corporate headquarters in Pittsburgh, Pennsylvania;

•	the second phase of expansion at our Ottawa, Kansas distribution center, as well as the integration of the facility;

•	the construction and integration of our new Canadian distribution center; and

•	the installation of a new point of sale system in all of our stores.

We rely upon our facilities and information systems to support the management of our operations. Any delays or difficulties in these important projects could have a material adverse impact on our business.

Our reliance on third-party distribution services for our Canadian stores

Our stores in Canada receive merchandise through logistics services provided under a transitional services agreement with the NLS Purchaser, which will expire in July 2008. Any significant interruption in the logistics services provided by the NLS Purchaser could have a material adverse effect on the operation of our stores in Canada and on our financial condition and results. During Fiscal 2007, we entered into a lease of a 294,000 square foot building to house our Canadian distribution center, which we plan to place into service in May 2008.

Failure to comply with regulatory requirements

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the NYSE. Failure to comply with such laws and regulations could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

Negative conditions in global credit markets may impair our auction rate securities portfolio.

Auction rate securities (“ARS”) are long-term debt instruments with interest rates reset through periodic short-term auctions. Holders of ARS can either sell into the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its terms; however, liquidity for holders is limited until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable at any time by the issuer. Auctions continue to be held as scheduled until the ARS matures or until it is called.

As a result of the recent conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities and the auctions failed. For failed auctions, we continue to earn interest on these investments at the contractual rate. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of these ARS is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition. Additionally, it may become necessary to classify failed ARS holdings as long-term investments in our Consolidated Balance Sheets in future periods.

As of February 2, 2008, we had approximately $418 million of investments in ARS. See Note 13 of the Consolidated Financial Statements for information on a subsequent event related to our auction rate securities.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key business systems; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of key services provided by third party vendors; any interruption of our business related to an outbreak of a pandemic disease in a country where we source or market our merchandise; changes in weather patterns; the effects of changes in current exchange rates and interest rates; and international and domestic acts of terror.

The impact of any of the previously discussed factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

During Fiscal 2007, we completed construction and relocated our corporate headquarters to an 186,000 square foot building in an urban Pittsburgh, Pennsylvania location. Additionally, we began construction of a 152,000 square foot building on adjacent land, which will also be used for the relocation and expansion of our corporate headquarters. We lease three locations near our headquarters, which are used primarily for store and corporate support services, totaling approximately 68,000 square feet. These leases expire with various terms through 2022.

We own a 490,000 square foot building located in a suburban area near Pittsburgh, Pennsylvania, which houses our distribution center and contains approximately 120,000 square feet of office space. We also own a 45,000 square foot building, which houses our data center. We lease an additional location of approximately 18,000, which is used for storage space. This lease expires in 2010.

We rent approximately 131,000 square feet of office space in New York, New York for our designers and sourcing and production teams, as well as for the offices of MARTIN + OSA. The lease for this space expires in May 2016. We also lease an additional 5,000 square feet of office space in New York, New York, which expires in February 2014. During Fiscal 2007, we entered into a two additional leases for office space totaling approximately 55,000 square feet, with various terms expiring through 2018.

We own a distribution facility in Ottawa, Kansas consisting of approximately 940,000 square feet, including a 544,000 square foot expansion which was completed during Fiscal 2007. During Fiscal 2008, we have plans to further expand the facility by approximately 280,000 square feet. This expanded facility will be used to support new and existing growth initiatives, including AEO Direct, aerie, MARTIN + OSA and 77kids.

During Fiscal 2007, we entered into a lease of a 294,000 square foot building to house our Canadian distribution center. The lease expires in 2017.

We also entered into a lease in Fiscal 2007 for a new flagship store in the Time Square area of New York, New York. The 25,000 square foot location has an initial term of 15 years with three options to renew for five years each. We anticipate this store to open in late Fiscal 2009.

All of our stores in the United States and Canada are leased. The store leases generally have initial terms of 10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional contingent rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

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

Effective March 8, 2007, our common stock began trading on the NYSE under the symbol “AEO.” Prior to that time, our stock was traded on the NASDAQ Stock Market LLC under the symbol “AEOS.” The following table sets forth the range of high and low sales prices of the common stock as reported on the NYSE and the NASDAQ Stock Market during the periods indicated. As of March 14, 2008, there were 774 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 90,000. The following information reflects the December 2006 three-for-two stock split.

	Market Price		Cash Dividends per
For the Quarters Ended	High	Low	Common Share

February 2, 2008	$23.94	$16.86	$0.100
November 3, 2007	$27.29	$21.46	$0.100
August 4, 2007	$30.19	$23.50	$0.100
May 5, 2007	$33.14	$28.18	$0.075
February 3, 2007	$34.80	$29.43	$0.075
October 28, 2006	$31.50	$20.61	$0.075
July 29, 2006	$24.10	$20.07	$0.075
April 29, 2006	$21.85	$16.57	$0.050

During Fiscal 2007 and Fiscal 2006, we paid quarterly dividends as shown in the table above. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the NASDAQ Stock Market — U.S. Composite Index, S&P Midcap 400, the Dynamic Retail Intellidex and our former peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 1, 2003 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Eagle Outfitters, Inc., The NASDAQ Composite Index*
The S&P Midcap 400 Index*, The Dynamic Retail Intellidex** And Peer Group Index**

	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08
American Eagle Outfitters, Inc.	$100.00	$113.47	$302.54	$321.95	$605.25	$447.64
NASDAQ Composite	100.00	156.40	156.66	177.31	192.91	187.21
S&P Midcap 400	100.00	142.73	158.58	193.95	209.40	204.74
Dynamic Retail Intellidex	100.00	124.13	132.12	128.25	135.46	139.29
Peer Group	100.00	152.44	201.44	225.07	244.32	197.40

*	For Fiscal 2007 we compared our cumulative total return to the published Standard & Poor’s Midcap 400 Index. Prior to Fiscal 2007, we compared our cumulative total return to the NASDAQ Composite Index. During Fiscal 2007, we transferred the trading of our common stock from the NASDAQ to the NYSE. We believe that the S&P Midcap 400 Index provides a clear representative sample of our current exchange group and therefore will provide a meaningful comparison of stock performance.

**	For Fiscal 2007 we compared our cumulative total return to the published Dynamic Retail Intellidex. Prior to Fiscal 2007, we compared our cumulative total return to a custom peer group that consisted of the following companies: Abercrombie & Fitch Co., Aeropostale, Inc., AnnTaylor Stores Corp., Chico’s FAS, Inc., Childrens Place Retail Stores, Inc., Coach, Inc., Coldwater Creek, Inc., Gap, Inc., Hot Topic, Inc., J. Crew Group, Inc., Limited Brands, Inc., New York & Company, Inc., Pacific Sunwear of California, Inc., Quicksilver, Inc., Talbots, Inc., and Urban Outfitters, Inc. We believe that the comparison to the Dynamic Retail Intellidex provides a more broadly known index of organizations and therefore will provide a more extensive comparison of stock performance.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended February 2, 2008.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
	Shares Purchased	per Share	Announced Programs	Under the Program
Period	(1)	(2)	(1)(3)	(3)

Month #1 (November 4, 2007
through December 1, 2007)	1,000,000	$21.44	1,000,000	20,100,000
Month #2 (December 2, 2007
through January 5, 2008)	4,700,000	$20.65	4,700,000	15,400,000
Month #3 (January 6, 2008
through February 2, 2008)	4,150,843	$18.41	4,150,000	41,250,000

Total	9,850,843	$19.79	9,850,000	41,250,000

(1)	All shares purchased during Month #1 and Month #2 were repurchased as part of our publicly announced share repurchase program. Shares purchased during Month #3 include 4,150,000 shares repurchased as part of our publicly announced repurchase program and 843 shares repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	On May 22, 2007, our Board authorized the repurchase of 23.0 million shares of our common stock. In January 2008, our Board authorized the repurchase of an additional 30.0 million shares of our common stock for a total of 53.0 million shares authorized for repurchase. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in 2009 and the authorization relating to 30.0 shares million expires in 2010.

Equity Compensation Plan Table

The following table sets forth additional information as of the end of Fiscal 2007, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the Company’s stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Column (a)	Column (b)	Column (c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Issuance
	to be Issued Upon	Exercise Price of	Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected
	Warrants and Rights	Rights	in Column (a))(1)

Equity compensation plans approved by stockholders(2)	12,915,576	$14.41	12,278,116
Equity compensation plans not approved by stockholders	—	—	—

Total	12,915,576	$14.41	12,278,116

(1)	Of the 12,278,116 securities remaining available for issuance under equity compensation plans, 7,552,583 are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards, and 4,725,533 are available for restricted stock awards, restricted stock units or other full value stock awards.

(2)	Equity compensation plans approved by stockholders include the 1994 Stock Option Plan, the 1999 Stock Incentive Plan and the 2005 Stock Award and Incentive Plan.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected data presented below is derived from our Consolidated Financial Statements, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 29, 2005 and January 31, 2004 and the selected Consolidated Balance Sheet data as of January 28, 2006, January 29, 2005 and January 31, 2004 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts, ratios
	and other financial information)

Summary of Operations(2)
Net sales(3)	$3,055,419	$2,794,409	$2,321,962	$1,889,647	$1,441,864
Comparable store sales increase (decrease)(4)	1%	12%	16%	21%	(7)%
Gross profit	$1,423,138	$1,340,429	$1,077,749	$881,188	$552,559
Gross profit as a percentage of net sales	46.6%	48.0%	46.4%	46.6%	38.3%
Operating income(5)	$598,755	$586,790	$458,689	$360,968	$131,778
Operating income as a percentage of net sales	19.6%	21.0%	19.8%	19.1%	9.1%
Income from continuing operations	$400,019	$387,359	$293,711	$224,232	$83,108
Income from continuing operations as a percentage of net sales	13.1%	13.9%	12.7%	11.9%	5.8%
Per Share Results(6)
Income from continuing operations per common share-basic	$1.85	$1.74	$1.29	$1.03	$0.39
Income from continuing operations per common share-diluted	$1.82	$1.70	$1.26	$1.00	$0.38
Weighted average common shares outstanding — basic	216,119	222,662	227,406	217,725	213,339
Weighted average common shares outstanding — diluted	220,280	228,384	233,031	225,366	216,621
Cash dividends per common share(7)	$0.38	$0.28	$0.18	$0.04	$0.00
Balance Sheet Information
Total cash and short-term investments	$619,939	$813,813	$751,518	$589,607	$337,812
Long-term investments	$165,810	$264,944	$145,744	$84,416	$24,357
Total assets(8)(9)	$1,867,680	$1,979,558	$1,605,649	$1,328,926	$946,229
Long-term debt	$—	$—	$—	$—	$13,874
Stockholders’ equity	$1,340,464	$1,417,312	$1,155,552	$963,486	$637,377
Working capital(8)	$644,656	$724,490	$725,294	$582,739	$321,721
Current ratio(8)	2.71	2.56	3.06	3.06	2.44
Average return on stockholders’ equity	29.0%	30.1%	27.8%	26.7%	9.9%
Other Financial Information(10)
Total stores at year-end	987	911	869	846	805
Capital expenditures	$250,407	$225,939	$81,545	$97,288	$77,544
Net sales per average selling square foot(11)	$638	$642	$577	$504	$420
Total selling square feet at end of period	4,595,649	4,220,929	3,896,441	3,709,012	3,466,368
Net sales per average gross square foot(11)	$517	$524	$471	$412	$343
Total gross square feet at end of period	5,709,932	5,173,065	4,772,487	4,540,095	4,239,497
Number of employees at end of period	38,700	27,600	23,000	20,600	15,800

(1)	Except for the fiscal year ended February 3, 2007, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations and exclude Bluenotes’ results of operations for all periods. See Note 11 of the accompanying Consolidated Financial Statements for additional information regarding discontinued operations and the disposition of Bluenotes.

(3)	Amount for the fiscal years ended February 2, 2008 and February 3, 2007 include proceeds from merchandise sell-offs. See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding the components of net sales.

(4)	The comparable store sales increase for the period ended February 2, 2008 is compared to the corresponding 52 week period last year. The comparable store sales increase for the period ended February 3, 2007 is compared to the corresponding 53 week period in Fiscal 2005.

(5)	All amounts presented exclude gift card service fee income, which was reclassified to other income, net during Fiscal 2006. See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding gift cards.

(6)	Per share results for all periods presented reflect the three-for-two stock split distributed on December 18, 2006. See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding the stock split.

(7)	Amount for the fiscal year ended January 29, 2005 represents cash dividends paid for two quarters only. Note that the Company initiated quarterly dividend payments during the third quarter of Fiscal 2004.

(8)	Amounts for the fiscal years ended January 28, 2006 and January 29, 2005 reflect certain assets of NLS as held-for-sale. See Note 11 of the accompanying Consolidated Financial Statements for additional information regarding assets held-for-sale.

(9)	Amounts for the fiscal years ended February 2, 2008 and February 3, 2007 include non-current deferred tax assets and liabilities presented on a net basis. See Note 12 of the accompanying Consolidated Financial Statements for additional information regarding deferred taxes.

(10)	All amounts exclude Bluenotes for all periods presented. See Note 11 of the accompanying Consolidated Financial Statements for additional information regarding the disposition of Bluenotes.

(11)	Net sales per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 40 American Eagle stores in the United States and Canada, approximately 80 aerie stand-alone stores and approximately 15 MARTIN + OSA stores in the United States during Fiscal 2008;

•	the selection of approximately 40 to 50 American Eagle stores in the United States for remodeling during Fiscal 2008;

•	the online launch of our new children’s apparel brand, 77kids by american eagle during Fiscal 2008 with the opening of U.S. stores expected during 2010;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA and martinandosa.com;

•	the success of aerie by american eagle and aerie.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions and/or internally developing additional new brands; and

•	the possibility that future auctions of our ARS holdings will not be successful and that we may be required to take impairment charges relating to our ARS investments.

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

Revenue Recognition.  We record revenue for store sales upon the purchase of merchandise by customers. Our e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase, and revenue is recognized when the gift card is redeemed for merchandise.

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

During Fiscal 2007, we discontinued assessing a service fee on inactive gift cards. As a result, we estimate gift card breakage and recognize revenue in proportion to actual gift card redemptions as a component of net sales. We determine an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed.

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

Other-Than-Temporary Impairment of Investments.  We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available, analyst reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future. Any other-than-temporary impairment charge could materially affect our results of operations.

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

Income Taxes.  Effective February 4, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. See Note 12 of the Consolidated Financial Statements for further discussion of the adoption of FIN 48.

We calculate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to FIN 48. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions used, if actual results are not consistent with the estimates and assumptions, the balances of the deferred tax assets, liabilities and valuation allowance as well as net income could be adversely affected.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales — Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2007, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel.

Our management considers comparable store sales to be an important indicator of our current performance. Comparable store sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

Gross profit — Gross profit measures whether we are optimizing the price and inventory levels of our merchandise. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income — Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures.

Store productivity - Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance.

Inventory turnover — Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity — Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to cover our uses of cash. Our management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

Fiscal 2007 marked another record year of financial performance for American Eagle Outfitters. We managed the business with discipline, achieving a 19.6% operating margin, while continuing to invest in critical growth initiatives. Our results were driven by our strong customer connection, well-positioned brands, leading operations and technology, as well as the talent within our teams.

Net sales for Fiscal 2007 increased 9% to $3.055 billion, and consolidated comparable store sales increased 1% compared to the corresponding 52 week period last year. Our comparable store sales increase was driven by a combination of higher units per transaction and a higher average unit retail price resulting in a higher transaction value.

Operating income as a percent to net sales was 19.6% for Fiscal 2007 compared to 21.0% for Fiscal 2006. The decrease was driven by a decline in gross profit and increased depreciation and amortization expense. This was partially offset by an improvement in selling, general and administrative expenses as a percent to net sales.

For Fiscal 2007, net income increased 3% to a record $400.0 million. As a percent to net sales, net income decreased to 13.1% during Fiscal 2007 from 13.9% during Fiscal 2006. Net income per diluted share increased 7% to $1.82 from $1.70 per diluted share last year.

We ended Fiscal 2007 with $785.7 million in cash, short-term and long-term investments. During the year, we continued to make significant investments in our business, including $250.4 million in capital expenditures. These expenditures related primarily to our new and remodeled stores in the U.S. and Canada, the expansion of our Ottawa, Kansas distribution center, the construction of our new Pittsburgh, Pennsylvania corporate headquarters, information technology upgrades at our home office and investments in our new aerie and MARTIN + OSA stores. Additionally, during Fiscal 2007, we repurchased 18.7 million shares of our common stock as part of our publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38.

The following table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	53.4	52.0	53.6

Gross profit	46.6	48.0	46.4
Selling, general and administrative expenses	23.4	23.8	23.2
Depreciation and amortization expense	3.6	3.2	3.4

Operating income	19.6	21.0	19.8
Other income, net	1.2	1.5	0.8

Income before income taxes	20.8	22.5	20.6
Provision for income taxes	7.7	8.6	7.9

Income from continuing operations	13.1%	13.9%	12.7%

Our operations are conducted in one reportable segment, which includes our 929 U.S. and Canadian AE retail stores, 39 aerie by American Eagle retail stores, 19 MARTIN + OSA retail stores and AEO Direct.

Comparison of Fiscal 2007 to Fiscal 2006

Net Sales

Net sales increased 9% to $3.055 billion from $2.794 billion. The sales increase resulted primarily from an increase in gross square feet due to new and remodeled stores, an increase in sales from our e-commerce operation, as well as a 1% increase in comparable store sales.

During the year, our AE Brand experienced a low single-digit increase in average transaction value, driven by a low single-digit increase in units per transaction and a slight increase in average unit retail price. Comparable store sales increased in the high single-digits in the men’s business and declined in the low single-digits in the women’s business over last year.

Gross Profit

Gross profit increased 6% to $1.423 billion from $1.340 billion in Fiscal 2006. Gross margin as a percent to net sales decreased by 140 basis points to 46.6% from 48.0% last year. The percentage decrease was attributed to a 50 basis point decrease in the merchandise margin rate and a 90 basis point increase in buying, occupancy and warehousing costs as a percent to net sales. Merchandise margin decreased for the period due primarily to increased markdowns and merchandise sell-offs partially offset by lower product costs. See Note 2 of the Consolidated Financial Statements for additional information regarding merchandise sell-offs. Buying, occupancy and warehousing expenses increased 90 basis points as a percent to net sales primarily due to higher rent, as well as delivery costs related to our AEO Direct business. Share-based payment expense included in gross profit increased to approximately $6.2 million compared to $5.8 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% to $715.2 million from $665.6 million. However, as a percent to net sales, selling, general and administrative expenses improved by 40 basis points to 23.4% from 23.8% last year. For the period, incentive compensation and supplies expense improved as a percent to net sales partially offset by increases in professional fees and advertising. Share-based payment expense included in selling, general and administrative expenses decreased to approximately $27.5 million compared to $30.8 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 24% to $109.2 million from $88.0 million. As a percent to net sales, depreciation and amortization expense increased to 3.6% from 3.2%. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures.

Other Income, Net

Other income, net decreased to $37.6 million from $42.3 million. The decrease was primarily due to a $3.5 million realized capital gain last year and a decrease in our gift card service fee revenue due to the gift card program change that occurred in July 2007. These decreases were partially offset by increased investment income resulting from an overall increase in rates compared to last year. Additionally, we recorded a $1.2 million foreign currency transaction loss as a result of a stronger Canadian Dollar versus the U.S. Dollar compared to a $0.7 million loss last year.

Prior to July 2007, we recorded gift card service fee income in other income, net. As of July 8, 2007, we discontinued assessing a service fee on inactive gift cards and now record estimated gift card breakage revenue in net sales. In Fiscal 2007, we recorded gift card service fee income of $0.8 million compared to $2.3 million for the

Fiscal 2006. For Fiscal 2007, we recorded breakage revenue of $13.1 million in net sales. This amount included cumulative breakage revenue related to gift cards issued since we introduced the gift card program.

Provision for Income Taxes

The effective tax rate decreased to approximately 37% from 38% last year. The decrease in the effective tax rate is primarily related to a reduction in state income taxes and audit settlements.

Net Income

Net income increased 3% to a record $400.0 million, or 13.1% as a percent to net sales, from $387.4 million, or 13.9% as a percent to net sales last year. Net income per diluted share increased to $1.82 from $1.70 last year. The increase in net income was attributable to the factors noted above. The increase in net income per diluted share was attributable to the factors noted above, as well as a lower weighted average share count this year compared to last year.

Comparison of Fiscal 2006 to Fiscal 2005

Net Sales

Net sales increased 20% to $2.794 billion from $2.322 billion. The sales increase was due to a 12% comparable store sales increase compared to the corresponding 53 week period in Fiscal 2005, as well as an 8% increase in gross square feet, due primarily to the addition of new stores. The comparable store sales increase was driven by strong customer acceptance of our assortments, as well as positive store traffic. As a result, we experienced a high single-digit increase in our average transaction value, driven by a mid single-digit increase in units per transaction and a low single-digit increase in our average unit retail price. Comparable store sales percentages increased in the low double-digits in both the men’s and women’s businesses over Fiscal 2005.

Gross Profit

Gross profit increased 24% to $1.340 billion from $1.078 billion in Fiscal 2005. Gross profit as a percent to net sales increased by 160 basis points to 48.0% from 46.4% last year. The percentage increase was attributed to a 100 basis point improvement in the merchandise margin rate, as well as a 60 basis point reduction of buying, occupancy and warehousing costs as a percent to net sales. Merchandise margin improved for the period due primarily to lower markdowns, as well as a higher markon, partially offset by increased design costs and the impact of presenting the cost of merchandise sell-offs and the related proceeds on a gross basis. See Note 2 of the Consolidated Financial Statements for additional information regarding merchandise sell-offs. Buying, occupancy and warehousing expenses decreased as a percent to net sales due primarily to an improvement in rent expense as a percent to net sales. Share-based payment expense included in gross profit increased to approximately $5.8 million compared to $5.0 million in Fiscal 2005 due to our adoption of SFAS No. 123(R) at the beginning of Fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23% to $665.6 million from $540.3 million, rising 60 basis points as a percent to net sales to 23.8% from 23.2% in Fiscal 2005. For the period, incentive compensation (including stock options), MARTIN + OSA expenses, and costs for branded packaging increased as a percent to net sales. These increases were partially offset by an improvement in store salaries as a percent to net sales. Share-based payment expense included in selling, general and administrative expenses increased to approximately $30.8 million compared to $14.6 million in Fiscal 2005, primarily due to our adoption of SFAS No. 123(R).

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

Other Income, Net

Other income, net increased to $42.3 million from $18.3 million due primarily to increased investment income resulting from higher cash and investment balances, as well as improved investment returns. Beginning in the second quarter of Fiscal 2006, we recorded gift card service fee income in other income, net. Prior to this time, these amounts were recorded as a reduction to selling, general, and administrative expenses. For Fiscal 2006, we recorded gift card service fee income of $2.3 million. For Fiscal 2005, we reclassified gift card service fee income of $2.4 million from selling, general and administrative expenses to other income, net.

Provision for Income Taxes

The effective tax rate remained unchanged for Fiscal 2006 at approximately 38% compared to Fiscal 2005.

Income from Continuing Operations

Income from continuing operations increased 32% to a record $387.4 million, or 13.9% as a percent to net sales, from $293.7 million, or 12.7% as a percent to net sales in Fiscal 2005. Income from continuing operations per diluted share increased to $1.70 from $1.26. The increase in income from continuing operations was attributable to the factors noted above.

Adoption of New Accounting Standard

Effective February 4, 2007, we adopted FIN 48. As a result of adopting FIN 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. See Note 12 of the Consolidated Financial Statements for a discussion of the FIN 48 adoption.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R). SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value of the equity or liability instruments issued. On January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method. Prior to this adoption, we accounted for share-based payments to employees under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations for Fiscal 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As of February 2, 2008, we had $19.7 million and $1.9 million of unrecognized compensation expense related to nonvested stock option awards and nonvested restricted stock awards, respectively. This unrecognized compensation expense is expected to be recognized over the weighted average periods of 1.8 years for stock options awards and 8 months for restricted stock awards.

For additional information on our adoption of SFAS No. 123(R), see Note 9 of the Consolidated Financial Statements.

Income Taxes

The effective tax rate used for the provision of income tax approximated 37% and 38% in Fiscal 2007 and Fiscal 2006, respectively. The decrease in the effective tax rate is primarily related to a reduction in state income taxes and audit settlements.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. Additionally, our uses of cash include: the purchase and construction of our new corporate headquarters; the construction of a new data center to support our information technology needs; development of MARTIN + OSA; and development of aerie by American Eagle. In the future, we expect that our uses of cash will also include new brand concept development, including development of 77 kids by american eagle.

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

The following sets forth certain measures of our liquidity:

	February 2,	February 3,
	2008	2007

Working Capital (in 000’s)	$644,656	$724,490
Current Ratio	2.71	2.56

Our current ratio increased to 2.71 as of February 2, 2008 from 2.56 last year due primarily to a decrease in accrued income and other taxes as well as a decrease in accounts payable. Accrued income and other taxes decreased in comparison to last year primarily due to the timing of income tax payments. Accounts payable decreased due to a change in payment terms and method with our foreign buying agent.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations totaled $464.3 million during Fiscal 2007 compared to $749.3 million during Fiscal 2006 and $480.4 during Fiscal 2005. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and operational costs.

The decrease in net cash provided by operating activities of $285.0 million from the prior year was primarily due to proceeds from the sale of trading securities of $184.0 million received during Fiscal 2006, as well as a $74.9 million increase in cash used for the payment of accrued income and other taxes, and a $47.9 million increase in cash used for the payment of accounts payable. The increase in cash used for the payment of accrued income and other taxes was due primarily to greater payments of accrued income taxes this year as well as the timing of the payments. The increase in cash used for the payment of accounts payable resulted primarily from a change in payment terms and method with our foreign buying agent, which also resulted in a reduction to the available amounts that we maintain under our unsecured letter of credit facility as discussed below.

Cash Flows from Investing Activities

Investing activities for Fiscal 2007 included $354.2 million from the net sale of investments classified as available-for-sale, partially offset by $250.4 million for capital expenditures. Investing activities for Fiscal 2006 primarily included $437.4 million for the net purchase of investments classified as available-for-sale as well as $225.9 million for capital expenditures. Investing activities for Fiscal 2005 included $81.5 million for capital expenditures and $311.4 million for the net purchase of investments.

We invest primarily in tax-exempt municipal bonds, taxable agency bonds, corporate notes and auction rate securities, with an original effective maturity of up to five years and an expected rate of return of approximately a 4.6% taxable equivalent yield. We place an emphasis on investing in tax-exempt and tax-advantaged asset classes and all investments must have a highly liquid secondary market at the time of purchase and an effective maturity not exceeding five years.

Cash Flows from Financing Activities

Cash used for financing activities resulted primarily from $438.3 million used for the repurchase of our common stock as part of our publicly announced repurchase programs and $80.8 million used for the payment of dividends during Fiscal 2007. During Fiscal 2006, cash used for financing activities resulted primarily from

$146.5 million used for the repurchase of our common stock as part of our publicly announced repurchase programs and $61.5 million used for the payment of dividends. During Fiscal 2005, cash used for financing activities from continuing operations resulted primarily from $161.0 million used for the repurchase of common stock as part of our publicly announced repurchase programs and $42.1 million used for the payment of dividends, partially offset by $48.2 million in proceeds from stock option exercises during the period.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from share-based payments as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for Fiscal 2007 and 2006, the excess tax benefit from share-based payments of $6.2 million and $19.5 million, respectively, are classified as financing cash flows.

Auction Rate Securities

As of February 2, 2008, we had a balance of approximately $418 million of investments in ARS. Beginning February 12, 2008 through March 25, 2008, we have experienced failed auctions for 36 ARS issues representing principal and accrued interest in the total amount of $272.5 million. During this time, we have also sold nine ARS issues, at par plus accrued interest, for a total of $36.6 million. As of March 25, 2008 our ARS portfolio totaled approximately $373 million. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

See Note 13 of the Consolidated Financial Statements for information on a subsequent event related to our auction rate securities.

Credit Facilities

During Fiscal 2007, we reduced the amount available under our unsecured credit facility (the “facility”) to $100.0 million and eliminated a $40.0 million unsecured demand line of credit (the “line”) under the facility. The interest rate on the facility is either at the lender’s prime lending rate minus 1.00% or at LIBOR plus a negotiated margin rate. At February 2, 2008, $6.6 million was outstanding on the facility, leaving a remaining available balance of $93.4 million. No direct borrowings were required against the line for the current or prior periods. We also have an uncommitted letter of credit facility for $100.0 million with a separate financial institution. At February 2, 2008, $28.0 million was outstanding on this facility, leaving a remaining available balance of $72.0 million.

Subsequent to Fiscal 2007, we reinstated the $40.0 million demand line and increased the amount available to $75.0 million as part of the facility. Additionally, we borrowed $75.0 million on this line and used the proceeds to increase our cash position to add financial flexibility. The interest rate on the borrowing is at the lender’s prime lending rate minus 1.00%.

See Note 13 of the Consolidated Financial Statements for information on a subsequent event related to credit facilities.

Capital Expenditures

Fiscal 2007 capital expenditures of $250.4 million included $129.9 million related to investments in our stores, including 80 new and 53 remodeled stores in the United States and Canada. Additionally, we continued to support our infrastructure growth by investing in the expansion and improvement of our distribution centers ($47.6 million), construction of our new corporate headquarters in Pittsburgh, Pennsylvania ($37.3 million), information technology upgrades at our home office ($22.1 million), and the purchase of a corporate jet ($13.5 million).

We expect capital expenditures for Fiscal 2008 to be approximately $250 million to $275 million, which will relate primarily to approximately 40 new and 40 to 50 remodeled American Eagle stores in the United States and Canada, approximately 80 new aerie stand-alone stores, information technology upgrades, the purchase and construction of the second phase of our new corporate headquarters, investments in MARTIN + OSA, including approximately 15 new stores, and distribution center expansion/improvement, including the completion of the second phase of our Ottawa, Kansas distribution center expansion. We plan to fund these capital expenditures through existing cash and cash generated from operations.

Stock Repurchases

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

During Fiscal 2007, our Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, we repurchased 18.7 million shares as part of our publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. As of April 2, 2008, we had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in 2009 and the authorization relating to 30.0 million expires in 2010.

During both Fiscal 2007 and Fiscal 2006, we repurchased 0.4 million shares from certain employees at market prices totaling $12.3 million and $7.6 million, respectively. During Fiscal 2005, we repurchased 0.5 million shares from certain employees at market prices totaling $10.5 million. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

During the first quarter of Fiscal 2005, our Board authorized a quarterly cash dividend of $0.033 per share. Additionally, a $0.05 per share dividend was paid during each of the second, third and fourth quarters of Fiscal 2005 and the first quarter of Fiscal 2006. A $0.075 per share dividend was paid during each of the second, third and fourth quarters of Fiscal 2006 and the first quarter of Fiscal 2007 and a $0.10 per share dividend was paid during each of the second, third and fourth quarters of Fiscal 2007.

Subsequent to the fourth quarter of Fiscal 2007, our Board declared a quarterly cash dividend of $0.10 per share, payable on April 11, 2008 to stockholders of record at the close of business on March 28, 2008. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations, including operating, investing and financing activities, are presented separately from cash flows from continuing operations in the Consolidated Statements of Cash Flows. The absence of the cash flows from discontinued operations will not materially affect our future liquidity or capital resources.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of February 2, 2008:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating Leases(1)	$1,708,023	$199,025	$420,384	$359,450	$729,164
Unrecognized tax benefits(2)	54,243	9,406	—	—	44,837
Purchase Obligations(3)	293,415	291,949	1,466	—	—

Total Contractual Obligations	$2,055,681	$500,380	$421,850	$359,450	$774,001

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (see Note 7 of the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of February 2, 2008 is $54.2 million, including approximately $11.2 million of accrued interest and penalties. Uncertain tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We estimate that $9.4 million of uncertain tax benefits may be realized within one year. The balance of the uncertain tax benefits are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory as well as other legally binding commitments made in the normal course of business. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of February 2, 2008:

	Amount of Commitment Expiration per Period
	Total Amount	Less than	1-3	3-5	More than
	Committed	1 Year	Years	Years	5 Years
	(In thousands)

Letters of Credit(1)	$34,600	$34,600	—	—	—

Total Commercial Commitments	$34,600	$34,600	—	—	—

(1)	Letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise upon presentation of documents demonstrating that the merchandise has shipped.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Certain Relationships and Related Party Transactions

See Part III, Item 13 of this Form 10-K for information regarding related party transactions.

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

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short-term investments in tax-exempt municipal bonds, taxable agency bonds, corporate notes, variable rate demand notes (“VRDNs”) and auction rate securities, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. We also invest in long-term agency bonds. Due to the fact that our investments are primarily fixed rate instruments, the effects of interest rate changes are limited to VRDNs and auction rate securities. If our current portfolio average yield rate decreases by 10% in Fiscal 2008, our income before taxes will decrease by approximately $2.9 million. Comparatively, if our current portfolio average yield rate decreased by 10% in Fiscal 2007, our income before taxes would have decreased by approximately $4.6 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash, short-term and long-term investment balances. These analyses do not consider the effects of the reduced level of overall investments that could happen in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our investments structure.

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. We do not hedge against foreign currency exchange risks. We believe our foreign currency translation risk is minimal as a hypothetical 10% change in the Canadian foreign exchange rate would not materially affect our results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” effective January 29, 2006. As discussed in Note 12 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective February 4, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 26, 2008

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$116,061	$59,737
Short-term investments	503,878	754,076
Merchandise inventory	286,485	263,644
Accounts and note receivable	31,920	26,045
Prepaid expenses and other	35,486	33,720
Deferred income taxes	47,004	51,886

Total current assets	1,020,834	1,189,108

Property and equipment, at cost, net of accumulated depreciation and amortization	625,568	481,645
Goodwill	11,479	9,950
Long-term investments	165,810	264,944
Non-current deferred income taxes	24,238	18,260
Other assets, net	19,751	15,651

Total assets	$1,867,680	$1,979,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$157,928	$171,150
Accrued compensation and payroll taxes	49,494	58,371
Accrued rent	62,161	57,543
Accrued income and other taxes	22,803	91,934
Unredeemed stored value cards and gift certificates	54,554	54,554
Current portion of deferred lease credits	12,953	12,803
Other liabilities and accrued expenses	16,285	18,263

Total current liabilities	376,178	464,618

Non-current liabilities:
Deferred lease credits	70,355	65,114
Non-current accrued income taxes	44,837	—
Other non-current liabilities	35,846	32,514

Total non-current liabilities	151,038	97,628

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 and 250,000 shares authorized; 248,763 and 248,155 shares issued; 204,480 and 221,284 shares outstanding, respectively	2,481	2,461
Contributed capital	493,395	453,418
Accumulated other comprehensive income	35,485	21,714
Retained earnings	1,601,784	1,302,345
Treasury stock, 43,596 and 25,699 shares, respectively	(792,681)	(362,626)

Total stockholders’ equity	1,340,464	1,417,312

Total liabilities and stockholders’ equity	$1,867,680	$1,979,558

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$3,055,419	$2,794,409	$2,321,962
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	1,632,281	1,453,980	1,244,213

Gross profit	1,423,138	1,340,429	1,077,749
Selling, general and administrative expenses	715,180	665,606	540,332
Depreciation and amortization expense	109,203	88,033	78,728

Operating income	598,755	586,790	458,689
Other income, net	37,626	42,277	18,278

Income before income taxes	636,381	629,067	476,967
Provision for income taxes	236,362	241,708	183,256

Income from continuing operations	400,019	387,359	293,711
Income from discontinued operations, net of tax	—	—	442

Net income	$400,019	$387,359	$294,153

Income from continuing operations and net income per common share — basic	$1.85	$1.74	$1.29

Income from continuing operations and net income per common share — diluted	$1.82	$1.70	$1.26

Weighted average common shares outstanding — basic	216,119	222,662	227,406
Weighted average common shares outstanding — diluted	220,280	228,384	233,031

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Net income	$400,019	$387,359	$294,153
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	947	(191)	(642)
Reclassification adjustment for losses realized in net income due to the sale of available-for-sale securities, net of tax	242	356	99
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	—	(177)	—
Foreign currency translation adjustment	12,582	(1,180)	8,823
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	—	878	—

Other comprehensive income (loss)	13,771	(314)	8,280

Comprehensive income	$413,790	$387,045	$302,433

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
						Deferred	Other
	Shares	Common	Contributed	Retained	Treasury	Compensation	Comprehensive	Stockholders’
	Outstanding(1)	Stock	Capital	Earning	Stock(2)	Expense	Income	Equity
	(In thousands, except per share amounts)

Balance at January 29, 2005	224,232	$2,279	$267,524	$726,760	$(45,018)	$(1,807)	$13,748	$963,486

Stock awards	8,706	137	102,283	—	—	766	—	103,186
Repurchase of common stock as part of publicly announced programs	(10,500)	—	—	—	(161,008)	—	—	(161,008)
Repurchase of common stock from employees	(541)	—	—	—	(10,487)	—	—	(10,487)
Net income	—	—	—	294,153	—	—	—	294,153
Other comprehensive income, net of tax	—	—	—	—	—	—	8,280	8,280
Cash dividends ($0.18 per share)	—	—	—	(42,058)	—	—	—	(42,058)

Balance at January 28, 2006	221,897	2,416	369,807	978,855	(216,513)	(1,041)	22,028	1,155,552

Stock awards	4,556	45	83,615	—	—	1,041	—	84,701
Repurchase of common stock as part of publicly announced programs	(5,250)	—	—	—	(146,485)	—	—	(146,485)
Repurchase of common stock from employees	(443)	—	—	—	(7,635)	—	—	(7,635)
Cash paid for fractional shares in three-for-two stock split	(4)	—	(113)	—	—	—	—	(113)
Reissuance of treasury stock	528	—	109	(2,348)	8,007	—	—	5,768
Net income	—	—	—	387,359	—	—	—	387,359
Other comprehensive loss, net of tax	—	—	—		—	—	(314)	(314)
Cash dividends ($0.28 per share)	—	—	—	(61,521)	—	—	—	(61,521)

Balance at February 3, 2007	221,284	2,461	453,418	1,302,345	(362,626)	—	21,714	1,417,312

Adoption of FIN 48	—	—	—	(13,304)				(13,304)

Balance at February 4, 2007	221,284	2,461	453,418	1,289,041	(362,626)	—	21,714	1,404,008

Stock awards	1,092	20	39,977	—	—	—	—	39,997
Repurchase of common stock as part of publicly announced programs	(18,750)	—	—	—	(438,291)	—	—	(438,291)
Repurchase of common stock from employees	(415)	—	—	—	(12,310)	—	—	(12,310)
Reissuance of treasury stock	1,269	—	—	(6,480)	20,546	—	—	14,066
Net income	—	—	—	400,019	—			400,019
Other comprehensive loss, net of tax	—	—	—	—	—	—	13,771	13,771
Cash dividends ($0.38 per share)	—	—	—	(80,796)	—	—	—	(80,796)

Balance at February 2, 2008	204,480	$2,481	$493,395	$1,601,784	$(792,681)	$—	$35,485	$1,340,464

All amounts presented reflect the December 18, 2006 three-for-two stock split and the March 7, 2005 two-for-one stock split.

(1)	600,000 authorized, 248,763 issued and 204,480 outstanding (excluding 687 shares of non-vested restricted stock), $0.01 par value common stock at February 2, 2008; 250,000 authorized, 248,155 issued and 221,284 outstanding (excluding 1,172 shares of non-vested restricted stock), at February 3, 2007; and 250,000 authorized, 243,571 issued and 221,897 outstanding (excluding 1,140 shares of non-vested restricted stock) at January 28, 2006; The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at February 3, 2007, January 28, 2006 and January 29, 2005.

(2)	43,596 shares 25,699 shares, and 20,534 shares at February 2, 2008, February 3, 2007, and January 28, 2006, respectively. During Fiscal 2007 and Fiscal 2006, 1,269 shares and 528 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Operating activities:
Net income	$400,019	$387,359	$294,153
Income from discontinued operations	—	—	(442)

Income from continuing operations	400,019	387,359	293,711
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	109,203	88,033	78,728
Stock-based compensation	33,670	36,556	19,620
Deferred income taxes	(8,147)	(27,615)	4,752
Tax benefit from share-based payments	7,260	25,465	35,371
Excess tax benefit from share-based payments	(6,156)	(19,541)	—
Foreign currency transaction loss	1,221	687	284
Loss on impairment of assets	592	—	1,185
Proceeds from sale of trading securities	—	183,968	—
Changes in assets and liabilities:
Merchandise inventory	(19,074)	(53,527)	(39,137)
Accounts receivable	(5,660)	7,448	10,483
Prepaid expenses and other	(1,334)	(4,204)	(3,642)
Other assets, net	(3,242)	(5,357)	(6,129)
Accounts payable	(15,559)	32,345	29,366
Unredeemed gift cards and gift certificates	(699)	11,623	10,137
Deferred lease credits	4,640	7,791	2,784
Accrued income and other taxes	(31,416)	43,482	8,646
Accrued liabilities	(1,048)	34,755	34,260

Total adjustments	64,251	361,909	186,708

Net cash provided by operating activities from continuing operations	464,270	749,268	480,419

Investing activities:
Capital expenditures	(250,407)	(225,939)	(81,545)
Proceeds from sale of assets	—	12,345	—
Purchase of avaliable-for-sale securities	(1,772,653)	(1,353,339)	(1,187,556)
Sale of avaliable-for-sale securities	2,126,891	915,952	876,111
Other investing activities	(1,170)	(140)	(74)

Net cash provided by (used for) investing activities from continuing operations	102,661	(651,121)	(393,064)

Financing activities:
Payments on note payable and capital leases	(1,912)	(3,020)	(745)
Proceeds from issuance of note payable	—	2,025	—
Repurchase of common stock as part of publicly announced programs	(438,291)	(146,485)	(161,008)
Repurchase of common stock from employees	(12,310)	(7,635)	(10,487)
Cash paid for fractional shares in connection with three-for-two stock split	—	(113)	—
Net proceeds from stock options exercised	13,183	28,447	48,198
Excess tax benefit from share-based payments	6,156	19,541	—
Cash dividends paid	(80,796)	(61,521)	(42,058)

Net cash used for financing activities from continuing operations	(513,970)	(168,761)	(166,100)

Effect of exchange rates on cash	3,363	(178)	4,680

Cash flows of discontinued operations
Net cash used for operating activities	—	—	(15,214)
Effect of exchange rates on cash	—	—	436

Net cash used for discontinued operations	—	—	(14,778)

Net increase (decrease) in cash and cash equivalents	56,324	(70,792)	(88,843)
Cash and cash equivalents — beginning of period	59,737	130,529	219,372

Cash and cash equivalents — end of period	$116,061	$59,737	$130,529

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 2, 2008

1.	Business Operations

American Eagle Outfitters, Inc., a Delaware corporation, is a leading retailer that operates under the American Eagle Outfitters, aerie by American Eagle and MARTIN + OSA brands.

American Eagle Outfitters designs, markets and sells its own brand of laidback, current clothing targeting 15 to 25 year-olds, providing high-quality merchandise at affordable prices. The Company opened its first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. American Eagle also operates ae.com, which offers additional sizes, colors and styles of favorite AE merchandise and ships to 41 countries around the world. AE’s original collection includes standards like jeans and graphic Ts, as well as essentials like accessories, outerwear, footwear, basics and swimwear under our American Eagle Outfitters, American Eagle and AE brand names.

During Fiscal 2006, American Eagle launched its new intimates brand, aerie by American Eagle. The aerie collection is available in aerie stores, predominantly all American Eagle stores and at aerie.com. The collection includes bras, undies, camis, hoodies, robes, boxers, sweats, leggings, fitness apparel, and personal care for the AE girl. Designed to be sweetly sexy, comfortable and cozy, the aerie brand offers AE customers a new way to express their personal style everyday, from the dormroom to the coffee shop to the classroom.

The Company also introduced MARTIN + OSA during Fiscal 2006, a concept targeting 28 to 40 year-old women and men, which offers refined casual clothing and accessories, designed to be valuable, irresistible, inspiring, authentic and adventurous. In Fiscal 2008, MARTIN + OSA will begin offering merchandise online at martinandosa.com.

In January 2008, the Company announced plans to launch a new children’s apparel brand. 77kids by american eagle (“77kids”) will offer on-trend, high-quality clothing and accessories for kids age two to 10. The brand will debut worldwide online at www.77kids.com during Fiscal 2008, with stores in the U.S. expected during 2010.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Men’s apparel and accessories	37%	35%	35%
Women’s apparel, accessories and intimates	59%	60%	60%
Footwear — men’s and women’s	4%	5%	5%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At February 2, 2008, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2010,” “Fiscal 2009” and “Fiscal 2008” refer to the 52 week periods ending January 29, 2011, January 30, 2010, and January 31, 2009, respectively. “Fiscal 2007” refers to the 52 week period ended February 2,

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 and “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” and “Fiscal 2004” refer to the 52 week periods ended January 28, 2006 and January 29, 2005, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use fair value as a measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP No. FAS 157-2”) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). For items within its scope, FSP No. FAS 157-2 defers the effective date to fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157 for its financial assets and financial liabilities beginning in the first quarter of Fiscal 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its future Consolidated Financial Statements.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”), assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 8 of the Consolidated Financial Statements).

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At February 2, 2008, management believes that the carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments. Short-term and long-term investments consist of available-for-sale securities and are recorded on the Consolidated Balance Sheets at fair value, which is estimated based on quoted market prices for the investments. Any difference between the original cost and the fair value of these investments is recorded in other comprehensive income. See Note 13 of the Consolidated Financial Statements for information on a subsequent event related to the Company’s auction rate securities.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of February 2, 2008, short-term investments generally included investments with remaining maturities of less than 12 months (averaging approximately one month), consisting primarily of tax-exempt municipal bonds, taxable agency bonds and corporate notes classified as available-for-sale. Additionally, short-term investments include variable rate demand notes and auction rate securities classified as available-for-sale, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. See Note 13 of the Consolidated Financial Statements for information on a subsequent event related to the Company’s auction rate securities.

As of February 2, 2008, long-term investments included investments with remaining maturities of greater than 12 months, but not exceeding five years (averaging approximately 34 months) and consisted primarily of agency bonds classified as available-for-sale. Additionally, long-term investments included auction rate securities classified as available-for-sale, which have long-term contractual maturities and feature variable interest rates that reset at intervals greater than one year.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.

The Company evaluates its investments for impairment in accordance with FSP No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP No. FAS 115-1”). FSP No. FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of an investment, impairment is determined to be other-than-temporary, an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The company did not recognize any other-than-temporary impairment on investments during Fiscal 2007, Fiscal 2006 or Fiscal 2005.

See Note 3 of the Consolidated Financial Statements for information regarding cash and cash equivalents, short-term investments and long-term investments.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries sell end-of-season, overstock and irregular merchandise to third party vendors. Historically, the proceeds and cost of sell-offs, which are without recourse, were presented on a net basis within cost of sales. During the three months ended October 28, 2006, the Company began classifying its merchandise sell-offs on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial. Below is a summary of merchandise sell-offs presented on a gross basis for Fiscal 2007, Fiscal 2006 and Fiscal 2005.

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Proceeds from sell-offs	$23,775	$16,061	$14,472
Marked-down cost of merchandise disposed of via sell-offs	$25,805	$22,656	$18,832

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold Improvements	Lesser of 5 to 10 years or the term of the lease
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, management evaluates the ongoing value of the Company’s property and equipment, including but not limited to leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. During Fiscal 2007, the Company recognized impairment losses of $0.6 million. The Company did not recognize any impairment losses during Fiscal 2006 and recognized $1.2 million in impairment losses during Fiscal 2005.

Goodwill

As of February 2, 2008, the Company had approximately $11.5 million of goodwill, which is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.

During Fiscal 2007, the Company modified its method of translating the portion of goodwill related to the Canadian operations into the reporting currency to be in accordance with SFAS No. 52. The Company now translates this amount using the spot foreign exchange rate as of the balance sheet date. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial.

Other Assets, Net

Other assets, net consist primarily of assets related to our deferred compensation plans and trademark costs, net of accumulated amortization. Trademark costs are amortized over five to 15 years.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Self-Insurance Reserve

The Company is self-insured for certain losses related to employee medical benefits and worker’s compensation. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

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

Stock Repurchases

During Fiscal 2005, the Company repurchased 10.5 million shares of its common stock under various repurchase authorizations made by its Board. During Fiscal 2006, the Company repurchased the remaining 5.3 million shares of its common stock under the November 15, 2005 authorization for approximately $146.5 million, at a weighted average share price of $27.89. As of February 3, 2007, the Company had no shares remaining authorized for repurchase.

During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, the Company repurchased 18.7 million shares as part of its publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. As of April 2, 2008, the Company had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in 2009 and the authorization relating to 30.0 million expires in 2010.

During both Fiscal 2007 and Fiscal 2006, the Company repurchased 0.4 million shares from certain employees at market prices totaling $12.3 million and $7.6 million, respectively. During Fiscal 2005, the Company repurchased 0.5 million shares from certain employees at market prices totaling $10.5 million. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments as permitted under the 2005 Stock Award and Incentive Plan and the 1999 Stock Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Split

On November 13, 2006, the Company’s Board approved a three-for-two stock split. This stock split was distributed on December 18, 2006, to stockholders of record on November 24, 2006. All share amounts and per share data presented herein reflect this stock split.

Income Taxes

Effective February 4, 2007, the Company adopted FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. See Note 12 of the Consolidated Financial Statements for further discussion of the adoption of FIN 48.

The Company calculates income taxes in accordance with SFAS No. 109, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to FIN 48. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions used, if actual results are not consistent with the estimates and assumptions, the balances of the deferred tax assets, liabilities and valuation allowance could be adversely affected.

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

	For the Years Ended
	February 2,	February 3,
	2008	2007
	(In thousands)

Beginning balance	$5,998	$3,755
Returns	(83,082)	(78,290)
Provisions	81,767	80,533

Ending balance	$4,683	$5,998

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of net sales. For further information on a change in the Company’s gift card program, see the Gift Cards caption below.

During the three months ended October 28, 2006, the Company began classifying sell-offs of end-of-season, overstock and irregular merchandise on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Historically, the Company had presented the proceeds and cost of sell-offs on a net basis within cost of sales. For Fiscal 2007, the Company recorded $23.8 million of proceeds and $25.8 million of cost of sell-offs within net sales and cost of sales, respectively. For Fiscal 2006, the Company recorded $5.3 million of proceeds and $6.5 million of cost of sell-offs within net sales and cost of sales, respectively. Amounts for prior periods were not adjusted to reflect this change as the amounts were determined to be immaterial.

During Fiscal 2006, the Company reviewed its accounting policies related to revenue recognition. As a result of this review, the Company determined that shipping and handling amounts billed to customers, which were historically recorded as a reduction to cost of sales, should be recorded as revenue. Accordingly, beginning in Fiscal 2006, these amounts are recorded within net sales. During Fiscal 2007 and Fiscal 2006, the Company recorded $16.1 million and $17.7 million, respectively, in net sales. The Company reclassified $12.6 million for Fiscal 2005, from cost of sales to net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and professional services. Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales.

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. Prior to February 3, 2007, the Company recorded this write-off of assets within selling, general and administrative expenses. However, the Company has determined that classification within depreciation and amortization expense is more appropriate. During Fiscal 2007 and Fiscal 2006, the Company recorded $6.7 million and $6.1 million related to asset write-offs within depreciation and amortization expense. Prior year amounts of $4.1 million for Fiscal 2005 have been reclassified for comparative purposes.

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. Costs associated with the production of television advertising are

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed over the life of the campaign. All other advertising costs are expensed as incurred. The Company recognized $74.9 million, $64.3 million and $53.3 million in advertising expense during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

Design Costs

The Company has certain design costs, including compensation, rent, travel, supplies and samples, which are included in cost of sales as the respective inventory is sold.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other Income, Net

Other income, net consists primarily of interest income as well as foreign currency transaction gain/loss and interest expense. As of July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. Prior to July 8, 2007, the Company recorded gift card service fee income in other income, net. The Company recorded gift card service fee income of $0.8 million, $2.3 million and $2.4 million in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

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

On July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. As a result, the Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $13.1 million of revenue related to gift card breakage during Fiscal 2007, which included cumulative breakage revenue related to gift cards issued since the Company introduced its gift card program.

Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position or results of operations of the Company.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Cash paid during the periods for:
Income taxes	$260,615	$204,179	$133,461
Interest	$—	$19	$—
Supplemental disclosure of non-cash transactions:
Transfer of investment securities from available-for-sale to trading classification	$—	$—	$180,787

Earnings Per Share

The following table shows the amounts used in computing earnings per share from continuing operations and the effect on income from continuing operations and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Income from continuing operations	$400,019	$387,359	$293,711
Weighted average common shares outstanding:
Basic shares	216,119	222,662	227,406
Dilutive effect of stock options and non-vested restricted stock	4,161	5,722	5,625

Diluted shares	220,280	228,384	233,031

Equity awards to purchase 2,516,057 and 1,074,004 shares of common stock during Fiscal 2007 and Fiscal 2006, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has identified five operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores, aerie by American Eagle retail stores, MARTIN + OSA retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131, based on their similar economic characteristics, products, production processes, target customers and distribution methods. Prior to its disposition, Bluenotes was presented as a separate reportable segment (see Note 11 of the Consolidated Financial Statements).

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized geographical information:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Net sales:
United States	$2,770,119	$2,562,831	$2,144,429
Foreign(1)	285,300	231,578	177,533

Total net sales	$3,055,419	$2,794,409	$2,321,962

(1)	Amounts represent sales from American Eagle’s Canadian retail stores, as well as AEO Direct sales, that are billed to and/or shipped to foreign countries.

	February 2,	February 3,
	2008	2007
	(In thousands)

Long-lived assets, net:
United States	$596,715	$470,494
Foreign	40,332	21,101

Total long-lived assets, net	$637,047	$491,595

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2007 presentation, including unaudited quarterly financial information. See Note 14 of the Consolidated Financial Statements.

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

	February 2, 2008
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)

Cash and cash equivalents:
Cash	$45,422	$—	$—
Money-market	70,639	—	—

Total cash and cash equivalents	$116,061	$—	$—
Short-term investments:
Treasury and agency securities	$20,172	$107	$—
State and local government securities	384,961	52	—
Corporate securities	98,745	—	(27)

Total short-term investments	$503,878	$159	$(27)
Long-term investments:
Treasury and agency securities	$122,811	$526	$(61)
State and local government securities	6,419	—	—
Corporate securities	36,580	65	(48)

Total long-term investments	$165,810	$591	$(109)

Total	$785,749	$750	$(136)

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 3, 2007
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)

Cash and cash equivalents:
Cash	$33,174	$—	$—
Money-market	26,563	—	—

Total cash and cash equivalents	$59,737	$—	$—
Short-term investments:
Treasury and agency securities	$120,786	$41	$(169)
State and local government securities	381,552	—	(166)
Corporate securities	251,738	—	—

Total short-term investments	$754,076	$41	$(335)
Long-term investments:
Treasury and agency securities	$239,591	$1	$(997)
State and local government securities	10,077	4	(23)
Corporate securities	15,276	—	—

Total long-term investments	$264,944	$5	$(1,020)

Total	$1,078,757	$46	$(1,355)

Proceeds from the sale of available-for-sale securities were $2.127 billion, $916.0 million and $876.1 million for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. These proceeds are offset against purchases of $1.773 billion, $1.353 billion and $1.188 billion for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, net realized losses related to available-for-sale securities of $0.4 million, $0.6 million and $0.2 million, respectively, were included in other income, net.

During Fiscal 2006, the Company transferred certain investment securities from available-for-sale classification to trading classification (the “trading securities”). As a result of this transfer, during Fiscal 2006 a reclassification adjustment of $(0.3) million was recorded in other comprehensive income related to the gain realized in net income at the time of transfer. As a result of trading classification, the Company realized $3.5 million of capital gains, which were recorded in other income, net during Fiscal 2006. The trading securities were sold during Fiscal 2006, at which time the Company received proceeds of $184.0 million. As of February 2, 2008, the Company had no investments classified as trading securities.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired:

			Greater Than or
	Less Than 12 Months		Equal to 12 Months
	Gross Unrealized		Gross Unrealized
	Holding Losses	Fair Value	Holding Losses	Fair Value
	(In thousands)

February 2, 2008
Corporate securities	$(75)	$19,136	$—	$—
Treasury and agency securities	(61)	18,377	—	—

Total	$(136)	$37,513	$—	$—

February 3, 2007
State and local government securities	$(144)	$56,787	$(45)	$16,109
Treasury and agency securities	(985)	270,926	(181)	46,365

Total	$(1,129)	$327,713	$(226)	$62,474

See Note 13 of the Consolidated Financial Statements for information on a subsequent event related to the Company’s auction rate securities.

4.	Accounts and Note Receivable

Accounts and note receivable are comprised of the following:

	February 2,	February 3,
	2008	2007
	(In thousands)

Construction allowances	$12,284	$9,345
Merchandise sell-offs	11,101	2,488
Taxes	18	1,012
Interest income	4,803	7,251
Property insurance claims	69	2,530
Other	3,645	3,419

Total	$31,920	$26,045

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consists of the following:

	February 2,	February 3,
	2008	2007
	(In thousands)

Land	$6,869	$6,869
Buildings	106,632	34,093
Leasehold improvements	528,188	434,881
Fixtures and equipment	427,827	289,828
Construction in progress	21,794	92,019

	$1,091,310	$857,690
Less: Accumulated depreciation and amortization	(465,742)	(376,045)

Net property and equipment	$625,568	$481,645

Depreciation expense is summarized as follows:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Depreciation expense	$108,919	$87,869	$77,372

6.	Note Payable and Other Credit Arrangements

Unsecured Demand Lending Arrangement

During Fiscal 2007, the Company reduced the amount available under its unsecured credit facility to $100.0 million and eliminated a $40.0 million unsecured demand line of credit under the facility. The interest rate on the facility is at the lender’s prime lending rate (6.00% at February 2, 2008) or at LIBOR plus a negotiated margin rate. Because there were no direct borrowings during any of the past three years, there were no amounts paid for interest on this facility. At February 2, 2008, $6.6 million was outstanding on the facility, leaving a remaining available balance of $93.4 million.

Uncommitted Letter of Credit Facility

During Fiscal 2006, the Company received a temporary increase in the amount available for letters of credit under its uncommitted letter of credit facility with a separate financial institution. This increase will be used to support commitments for merchandise inventory purchases and will remain in place until terminated by the Company. As a result of the increase, the Company has an uncommitted letter of credit facility for $100.0 million. At February 2, 2008, letters of credit for $28.0 million were outstanding on this facility, leaving a remaining available balance on the line of $72.0 million.

Pennsylvania Industrial Development Authority Loan

During Fiscal 2006, the Company entered into an agreement with the Pennsylvania Industrial Development Authority (“PIDA”) to borrow approximately $2.2 million with a fixed interest rate of 3.25% and a maturity date of October 1, 2021. The proceeds from the PIDA loan were restricted for construction costs related to the Company’s new corporate headquarters in Pittsburgh, Pennsylvania. During the three months ended October 28, 2006, the Company received approximately $2.0 million of the proceeds. During the fourth quarter of Fiscal 2006, prior to the

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receipt of the remaining $0.2 million, the Company repaid the outstanding principal balance of the loan in full and terminated the loan agreement. A nominal amount of interest was paid under the PIDA loan during Fiscal 2006.

See Note 13 of the Consolidated Financial Statements for information on a subsequent event related to credit facilities.

7.	Leases

The Company leases all store premises, some of its office space and certain information technology and office equipment. The store leases generally have initial terms of ten years. Most of these store leases provide for base rentals and the payment of a percentage of sales as additional contingent rent when sales exceed specified levels. Additionally, most leases contain construction allowances and/or rent holidays. In recognizing landlord incentives and minimum rent expense, the Company amortizes the charges on a straight-line basis over the lease term (including the pre-opening build-out period). These leases are classified as operating leases.

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Store rent:
Fixed minimum	$167,051	$145,519	$136,876
Contingent	17,626	19,138	13,248

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	184,677	164,657	150,124
Offices, distribution facilities, equipment and other	17,250	12,540	10,752

Total rent expense	$201,927	$177,197	$160,876

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at February 2, 2008:

Future Minimum
Fiscal years:	Lease Obligations
(In thousands)

2008	$199,025
2009	214,604
2010	205,780
2011	189,078
2012	170,372
Thereafter	729,164

Total	$1,708,023

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

	Before	Tax	Other
	Tax	(Expense)	Comprehensive
	Amount	Benefit	Income
	(In thousands)

Balance at January 29, 2005	$13,578	$170	$13,748
Unrealized loss on investments	(1,072)	430	(642)
Reclassification adjustment for net losses realized in net income related to sale of available-for-sale securities	159	(60)	99
Foreign currency translation adjustment	8,823	—	8,823

Balance at January 28, 2006	21,488	540	22,028
Unrealized loss on investments	(276)	85	(191)
Reclassification adjustment for net losses realized in net income related to sale of available-for-sale securities	578	(222)	356
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification	(287)	110	(177)
Foreign currency translation adjustment	(1,180)	—	(1,180)
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	878	—	878

Balance at February 3, 2007	21,201	513	21,714
Unrealized gain on investments	1,538	(591)	947
Reclassification adjustment for net losses realized in net income related to sale of available-for-sale securities	393	(151)	242
Foreign currency translation adjustment	12,582	—	12,582

Balance at February 2, 2008	$35,714	$(229)	$35,485

The components of accumulated other comprehensive income were as follows:

	For the Years Ended
	February 2,	February 3,
	2008	2007
	(In thousands)

Net unrealized gain (loss) on available-for-sale securities, net of tax(1)	$378	$(811)
Foreign currency translation adjustment	35,107	22,525

Accumulated other comprehensive income	$35,485	$21,714

(1)	Amounts are shown net of tax of $(0.2) million and $0.5 million for Fiscal 2007 and Fiscal 2006, respectively.

9.	Share-Based Payments

At February 2, 2008, the Company had awards outstanding under three share-based compensation plans, which are described below. Prior to Fiscal 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. No share-based employee compensation cost related to stock options was recognized in the Consolidated Statements of Operations prior to Fiscal 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the beginning of Fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) , using the modified prospective transition method. Under this transition method, share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of the Company’s common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $33.7 million ($20.7 million, net of tax), $36.6 million ($22.6 million, net of tax) and $19.6 million ($12.1 million, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

Prior to Fiscal 2006, for pro forma reporting purposes, the Company had followed the nominal vesting period approach for stock-based compensation awards with retirement eligibility provisions. Under this approach, the Company recognized compensation expense over the vesting period of the award. If an employee retired before the end of the vesting period, any remaining unrecognized compensation cost was recognized at the date of retirement. SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. This approach requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant. Had the Company applied the non-substantive vesting period approach for retirement eligible employees, there would not have been an impact to our reported pro forma income per common share for Fiscal 2005. In accordance with SFAS No. 123(R), beginning in Fiscal 2006, the Company applies the non-substantive vesting period approach to new stock award grants that have retirement eligibility provisions.

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

For the Year Ended
January 28,
2006
(In thousands,
except per share
amounts)

Net Income, as reported	$294,153
Add: stock option compensation expense included in reported net income, net of tax	304
Less: total stock-based compensation expense determined under fair value method, net of tax	(9,283)

Pro forma net income	$285,174

Basic income per common share:
As reported	$1.29
Pro forma	$1.25
Diluted income per share:
As reported	$1.26
Pro forma	$1.22

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the “1999 Plan”) was approved by the stockholders on June 8, 1999. The 1999 Plan authorized 18,000,000 shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 33,000,000. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 9,000,000 shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock splits) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock option grants in June 2005. Under this plan, 33,159,233 non-qualified stock options and 6,708,369 shares of restricted stock were granted to employees and certain non-employees (without considering cancellations to date of awards for 7,847,643 shares). Approximately 33% of the options granted were to vest over eight years after the date of grant but were accelerated as the Company met annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years and the remaining grants vest over one year. All options expire after ten years. Performance-based restricted stock was earned if the Company met established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Stock Award and Incentive Plan (the “2005 Plan”) was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18,375,000 shares for issuance, of which 6,375,000 shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12,000,000 shares are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6,000,000 shares per year plus the amount of the unused annual limit of the previous year. The 2005 Plan allows the Compensation Committee to determine which employees receive awards and the terms and conditions of these awards. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through February 2, 2008, 5,635,247 non-qualified stock options, 2,046,111 shares of restricted stock and 93,042 shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 1,103,426 shares). Approximately 99% of the options granted under the 2005 Plan vest over three years and 1% vest over five years. Options were granted for ten and seven-year terms. Approximately 95% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 5% of the restricted stock awards are time-based and vest over three years.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Grants

A summary of the Company’s stock option activity under all plans for Fiscal 2007 follows:

	For the Year Ended February 2, 2008(1)
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Average
	Options	Exercise Price	(In Years)	Intrinsic Value
				(In thousands)

Outstanding — February 4, 2007	12,209,342	$11.24
Granted	2,400,016	$29.67
Exercised(2)	(1,236,147)	$10.16
Cancelled	(457,635)	$21.96

Outstanding — February 2, 2008	12,915,576	$14.41	4.6	$135,104

Vested and expected to vest — February 2, 2008	12,523,124	$14.15	4.6	$133,513

Exercisable — February 2, 2008	8,207,871	$8.88	4.1	$120,166

(1)	As of February 2, 2008, the Company had 7,552,583 shares available for stock option grants.

(2)	Options exercised during Fiscal 2007 ranged in price from $0.62 to $20.77.

The weighted-average grant date fair value of stock options granted during Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $10.64, $7.59, and $10.52, respectively. The aggregate intrinsic value of options exercised during Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $22.5 million, $73.4 million, and $90.8 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $13.2 million and $7.3 million, respectively, for Fiscal 2007.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	February 2,	February 3,	January 28,
Black-Scholes Option Valuation Assumptions	2008	2007	2006

Risk-free interest rates(1)	4.5%	4.9%	3.8%
Dividend yield	0.9%	1.0%	1.1%
Volatility factors of the expected market price of the Company’s common stock(2)	39.2%	41.3%	38.0%
Weighted-average expected term(3)	4.4 years	4.4 years	5.3 years
Expected forfeiture rate(4)	8.0%	8.0%	13.9%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

(4)	Based upon historical experience.

As of February 2, 2008, there was $19.7 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.8 years.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Grants

Under the 2005 Plan, the fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A summary of the activity of the Company’s restricted stock is presented in the following tables.

	For the Year Ended
	February 2, 2008
		Weighted-
		Average Grant
Time-Based Restricted Stock	Shares	Date Fair Value

Nonvested — February 4, 2007(1)	138,000	$16.63
Granted	—	—
Vested	(63,500)	$12.72
Cancelled	—	—

Nonvested — February 2, 2008	74,500	$19.97

(1)	Nonvested time-based restricted stock at February 4, 2007 includes 45,000 shares issued under the 1999 Plan. Under the 1999 Plan, awards were valued using the average of the high and low market price of the Company’s common stock on the date of grant.

	For the Year Ended
	February 2, 2008
		Weighted-
		Average Grant
Performance-Based Restricted Stock	Shares	Date Fair Value

Nonvested — February 4, 2007	1,034,075	$17.93
Granted	663,431	$29.71
Vested	(1,029,575)	$17.93
Cancelled	(55,356)	$28.42

Nonvested — February 2, 2008	612,575	$29.73

As of February 2, 2008, there was $1.9 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of eight months. The total fair value of restricted stock awards vested during Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $32.6 million, $18.9 million and $25.9 million, respectively.

As of February 2, 2008, the Company had 4,725,533 shares available for restricted stock awards, restricted stock units or other full value stock awards.

10.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 21 years of age, have completed 60 days of service and work at least 20 hours per week. Individuals can decline enrollment or can contribute up to 30% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match up to 4.5% of participants’ eligible compensation. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $6.1 million, $6.9 million and $4.8 million in expense during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively, in connection with the Retirement Plan.

The Employee Stock Purchase Plan is a non-qualified plan that covers all full-time employees and part-time employees who are at least 18 years old, have completed 60 days of service and work at least 20 hours per week.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions are determined by the employee, with the Company matching 15% of the investment up to a maximum investment of $100 per pay period. These contributions are used to purchase shares of Company stock in the open market.

11.	Assets Held-for-Sale and Discontinued Operations

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

During December 2004, the Company completed its disposition of Bluenotes to the Bluenotes Purchaser. The transaction had an effective date of December 5, 2004. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect Bluenotes’ results of operations as discontinued operations for all periods presented. During Fiscal 2005, the Company recorded the final income from the disposition of $0.4 million.

The operating results of Bluenotes, which are being presented as discontinued operations, were as follows:

For the Year Ended
January 28, 2006
(In thousands)

Net sales	$—
Loss from operations, net of tax	—
Income on disposition, net of tax	$442

Income from discontinued operations, net of tax(1)	$442

(1)	Amount is net of tax expense of $(0.3) million.

12.	Income Taxes

The components of income from continuing operations before income taxes were:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

U.S.	$568,519	$561,178	$448,442
Foreign	67,862	67,889	28,525

Total	$636,381	$629,067	$476,967

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	February 2,	February 3,
	2008	2007
	(In thousands)

Deferred tax assets (liabilities):
Current:
Rent	$19,307	$16,963
Employee Compensation and Benefits	9,935	13,224
Inventories	9,750	8,668
Other	8,012	13,031

Total current deferred tax assets	47,004	51,886
Non-current:
Deferred compensation	27,448	25,167
Property and equipment	(17,655)	(12,080)
Foreign and State Income Taxes	13,417	—
Tax Credits	2450	—
Valuation allowance	(2450)	—
Other	1,028	5,173

Total non-current deferred tax assets	24,238	18,260

Total deferred tax assets	$71,242	$70,146

The net change in deferred tax assets and liabilities was due to an increase in deferred tax assets related to the adoption of FIN 48, partially offset by an increase in the property and equipment deferred tax liabilities.

Significant components of the provision for income taxes were as follows:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Current:
Federal	$172,604	$213,001	$149,951
Foreign taxes	24,030	22,665	2,465
State	27,987	33,614	26,722

Total current	224,621	269,280	179,138
Deferred:
Federal	10,306	(26,141)	(3,387)
Foreign taxes	(2,077)	2,694	8,109
State	3,512	(4,125)	(604)

Total deferred	11,741	(27,572)	4,118

Provision for income taxes	$236,362	$241,708	$183,256

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2007, Fiscal 2006, and Fiscal 2005 in the amounts of $7.2 million, $25.5 million and $35.4 million, respectively.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The decision to take advantage of the special one-time deduction under the Act was a discrete event, and it has not changed the Company’s intention to indefinitely reinvest accumulated earnings from its Canadian operations to the extent not repatriated under the Act. U.S. income taxes have not been provided on undistributed earnings of our Canadian subsidiaries. It is not practicable, at this time, to estimate the amount of tax if any that might be payable. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, we believe that any U.S. income tax on repatriated earnings would be substantially offset by U.S. foreign income tax credits.

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

As a result of adopting FIN 48, the Company recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. As of February 4, 2007, the gross amount of unrecognized tax benefits was $39.3 million, of which $27.6 million would affect the effective tax rate if recognized. The gross amount of unrecognized tax benefits as of February 2, 2008 was $43.0 million, of which $25.2 million would affect the effective tax rate if recognized.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $8.8 million in interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007. The amount of accrued interest and penalties related to unrecognized tax benefits as of February 2, 2008 was $11.2 million.

The following table summarizes the activity related to our unrecognized tax benefits:

For the Year Ended
February 2, 2008
(In thousands)

Unrecognized tax benefits, February 4, 2007	$39,311
Increases in tax positions of prior periods	2,562
Decreases in tax positions of prior periods	(5,026)
Increases in current period tax positions	8,057
Settlements	(1,764)
Lapse of statute of limitations	(187)

Unrecognized tax benefits, February 2, 2008	$42,953

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The examination of the Company’s U.S. federal income tax returns for tax years ended July 2003 to July 2005 were substantially completed in January 2008. The IRS examination has been resolved except for one unagreed item on which the Company will file a protest with IRS Appeals. The Company believes its reserves are adequate to cover the ultimate resolution. An examination of the July 2006 return is scheduled to start in the first quarter of Fiscal 2008. The Company does not anticipate that any adjustments will result in a material change to its financial position or results of operations. All years prior to July 2003 are no longer subject to U.S. federal income tax examinations by tax authorities. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company placed the second phase of its Ottawa distribution center into service in May 2007. As a result, the Company is eligible for approximately $2.5 million of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 10 years. These available credits are not currently utilizable due to existing credit carryovers and the level of income taxes paid to Kansas. Additionally, the use of credits is dependent upon our meeting certain requirements in future periods. Due to the contingencies related to the future use of these credits, we believe it is more likely than not that the benefit of this asset will not be realized within the carryforward period. Thus, a full valuation allowance of $2.5 million has been recorded during the year ended February 2, 2008. The Company may earn additional credits or change its assessment of the valuation allowance if certain employment and training requirements are met.

A reconciliation between the statutory federal income tax rate and the effective tax rate from continuing operations follows:

	For the Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	4	4
Accrued tax on unremitted Canadian earnings	—	—	1
State tax credits, net of federal income tax effect	—	—	(1)
Tax impact of tax exempt interest	(1)	(1)	(1)

	37%	38%	38%

13.	Subsequent Event

Auction Rate Securities

On February 2, 2008, the Company had a total of approximately $786 million in cash and cash equivalents, short-term and long-term investments, which included approximately $418 million of investments in auction rate securities (“ARS”).

Beginning February 12, 2008 through March 25, 2008, the Company has experienced failed auctions for 36 ARS issues representing principal and accrued interest in the total amount of $272.5 million. During this time, we have also sold nine ARS issues, at par plus accrued interest, for a total of $36.6 million. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

As of March 25, 2008, our ARS portfolio totaled approximately $373 million. This amount includes approximately 46% federally insured student loan backed securities, 41% municipal and education authority

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds and 13% dividend received auction rate preferred securities. Our ARS portfolio is comprised of approximately 69% AAA rated investments, 20% AA rated investments and 11% A rated investments.

Based on our belief that our ARS investments can be liquidated through successful auctions or redemptions at par plus accrued interest, and on our ability and intent to hold such investments until liquidation, we believe that the current illiquidity of these investments is temporary. However, we will reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments to long-term or result in a conclusion that these investments are impaired. If we determine that the fair value of these auction rate securities is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.

Credit Facilities

Subsequent to Fiscal 2007, we reinstated the $40.0 million line and increased the amount available to $75.0 million as part of the facility. Additionally, we borrowed $75.0 million on this line and used the proceeds to increase our cash position to add financial flexibility. The interest rate on the borrowing is at the lender’s prime lending rate minus 1.00%.

14.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2007
	Quarters Ended(1)
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
	(In thousands, except per share amounts)

Net sales	$612,386	$703,189	$744,443	$995,401
Gross profit	298,459	316,447	352,917	455,315
Net income	78,770	81,344	99,426	140,479
Income per common share — basic	0.36	0.37	0.46	0.67
Income per common share — diluted	0.35	0.37	0.45	0.66

	Fiscal 2006
	Quarters Ended(1)
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007
	(In thousands, except per share amounts)

Net sales	$522,428	$602,326	$696,290	$973,365
Gross profit	254,369	275,261	344,324	466,475
Net income	64,156	72,099	100,945	150,159
Income per common share — basic	0.29	0.32	0.45	0.68
Income per common share — diluted	0.28	0.31	0.44	0.66

(1)	Quarters are presented in 13 week periods consistent with the Company’s fiscal year discussed in Note 2 of the Consolidated Financial Statements, except for the fourth quarter ended February 3, 2007, which is presented as a 14 week period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

In connection with the preparation of this Annual Report on Form 10-K as of February 2, 2008, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of February 2, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008 of American Eagle Outfitters, Inc. and our report dated March 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 26, 2008

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007
Consolidated Statements of Operations for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006
Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation, as amended(1)
3.2		Amended and Restated Bylaws(2)
4.1		See Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1 hereof
4.2		See Amended and Restated Bylaws in Exhibit 3.2 hereof
10	.1^	Form of the Registrant’s 1994 Stock Option Plan(3)
10	.2^	Form of Restricted Stock Agreement(4)
10.3		Form of Indemnification Agreement(5)
10	.4^	Employee Stock Purchase Plan(6)
10	.5^	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(7)
10	.6^	Management Incentive Plan(8)
10	.7^	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004(9)
10	.8^	Profit Sharing and 401(k) Plan(10)
10	.9^	Employment Agreement between the Registrant and Roger S. Markfield, dated March 21, 2007(11)
10	.10^	Deferred Compensation Plan(12)
10	.11^	2005 Stock Award and Incentive Plan(13)
10	.12^	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005(14)
10	.13^	Form of Director Deferred Compensation Agreement(15)
10	.14^	Resignation Agreement and Release between the Registrant and Michael J. Leedy, dated February 20, 2006(16)
10	.15^	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(17)
10	.16^	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(18)
10	.17^	Employment Agreement between the Registrant and Kathy Savitt, dated January 3, 2006(19)
10	.18^	Employment Agreement between the Registrant and Joan Hilson, dated July 18, 2005(20)
10	.19^	Restricted Stock Exchange and Deferral Agreement, dated July 12, 2006(21)
10	.20^	Employment Agreement between the Registrant and James V. O’Donnell dated December 28, 2006(22)
10	.21^	Employment Agreement between the Registrant and Susan P. McGalla dated March 1, 2007(23)
21	*	Subsidiaries
23	*	Consent of Independent Registered Public Accounting Firm
24	*	Power of Attorney
31	.1*	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31	.2*	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated March 6, 2007, filed March 12, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994 and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(6)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(7)	Previously files as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(8)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders held on May 27, 2003, filed April 14, 2003 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.

(10)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 333-121641), filed December 23, 2004, as amended and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 21, 2007, filed March 26, 2007 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2004, filed May 25, 2005 and incorporated herein by reference.

(13)	Previously filed as Appendix B to the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders held on June 15, 2005, filed May 2, 2005 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 20, 2006, filed February 24, 2006 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.3 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 18, 2006, filed April 24, 2006 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 12, 2006, filed July 18, 2006 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 28, 2006, filed January 3, 2007 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 1, 2007, filed March 7, 2007 and incorporated herein by reference.

^	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ James V. O’Donnell James V. O’Donnell Chief Executive Officer

Dated April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 2, 2008.

Signature	Title

/s/ James V. O’Donnell James V. O’Donnell	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joan Holstein Hilson Joan Holstein Hilson	Executive Vice President and Chief Financial Officer, AE Brand (Principal Financial Officer and Principal Accounting Officer)

* Jay L. Schottenstein	Chairman of the Board and Director

* Jon P. Diamond	Director

* Michael G. Jesselson	Director

* Alan Kane	Director

* Roger S. Markfield	Director

* Cary D. McMillan	Director

* Janice E. Page	Director

Signature	Title

* J. Thomas Presby	Director

* Gerald E. Wedren	Director

*By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson, Attorney-in-Fact