Form 10-Q
period 2008-05-03
AMERICAN EAGLE OUTFITTERS INC
filed 2008-06-05
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-33338

American Eagle Outfitters, Inc.
(Exact name of registrant as specified in its charter)

Delaware	No. 13-2721761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Hot Metal Street, Pittsburgh, PA	15203-2329
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 432-3300
Former name, former address and former fiscal year, if changed since last report:
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 205,823,268 Common Shares were outstanding at May 30, 2008.

AMERICAN EAGLE OUTFITTERS, INC.

		Page
		Number

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets May 3, 2008, February 2, 2008 and May 5, 2007	3

	Consolidated Statements of Operations and Retained Earnings 13 weeks ended May 3, 2008 and May 5, 2007	4

	Consolidated Statements of Cash Flows 13 weeks ended May 3, 2008 and May 5, 2007	5

	Notes to Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	26
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
ITEM 1. FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	May 3,	February 2,	May 5,
(In thousands, except per share amounts)	2008	2008	2007
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$338,238	$116,061	$69,791
Short-term investments	31,195	503,878	571,316
Merchandise inventory	262,201	286,485	274,846
Accounts and note receivable	41,651	31,920	39,553
Prepaid expenses and other	92,403	35,486	57,287
Deferred income taxes	41,091	47,004	39,971

Total current assets	806,779	1,020,834	1,052,764

Property and equipment, at cost, net of accumulated depreciation and amortization	667,691	625,568	523,487
Goodwill	11,402	11,479	9,950
Long-term investments	335,390	165,810	192,681
Non-current deferred income taxes	27,038	24,238	32,219
Other assets, net	20,195	19,751	18,557

Total assets	$1,868,495	$1,867,680	$1,829,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,268	$157,928	$138,545
Notes payable	75,000	—	—
Accrued compensation and payroll taxes	19,461	49,494	21,573
Accrued rent	59,467	62,161	54,030
Accrued income and other taxes	13,297	22,803	11,193
Unredeemed gift cards and gift certificates	36,512	54,554	40,287
Current portion of deferred lease credits	13,995	12,953	12,757
Other liabilities and accrued expenses	16,333	16,285	16,874

Total current liabilities	350,333	376,178	295,259

Non-current liabilities:
Deferred lease credits	74,632	70,355	62,512
Non-current accrued income taxes	47,922	44,837	46,929
Other non-current liabilities	31,138	35,846	28,858

Total non-current liabilities	153,692	151,038	138,299

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000, 600,000 and 250,000 shares authorized; 249,462, 248,763 and 248,724 shares issued; 204,856, 204,480 and 219,663 shares outstanding, respectively	2,485	2,481	2,473
Contributed capital	502,243	493,395	468,240
Accumulated other comprehensive income	29,353	35,485	26,531
Retained earnings	1,624,800	1,601,784	1,350,400
Treasury stock, 43,665, 43,596 and 28,365 shares, respectively	(794,411)	(792,681)	(451,544)

Total stockholders’ equity	1,364,470	1,340,464	1,396,100

Total liabilities and stockholders’ equity	$1,868,495	$1,867,680	$1,829,658

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended
	May 3,	May 5,
(In thousands, except per share amounts)	2008	2007

Net sales	$640,302	$612,386
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	376,635	313,927

Gross profit	263,667	298,459
Selling, general and administrative expenses	169,638	156,989
Depreciation and amortization expense	29,550	25,482

Operating income	64,479	115,988
Other income, net	6,458	11,301

Income before income taxes	70,937	127,289
Provision for income taxes	27,042	48,519

Net income	$43,895	$78,770

Basic income per common share	$0.21	$0.36
Diluted income per common share	$0.21	$0.35
Cash dividends per common share	$0.10	$0.08

Weighted average common shares outstanding — basic	204,841	220,675
Weighted average common shares outstanding — diluted	208,104	225,565

Retained earnings, beginning	$1,601,784	$1,302,345
Adoption of FIN 48	—	(13,304)
Net Income	43,895	78,770
Cash dividends	(20,425)	(16,520)
Reissuance of treasury stock	(454)	(891)

Retained earnings, ending	$1,624,800	$1,350,400

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 3,	May 5,
(In thousands)	2008	2007

Operating activities:
Net income	$43,895	$78,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,550	25,482
Share-based compensation	8,882	12,506
Deferred income taxes	5,192	(84)
Tax benefit from share-based payments	154	2,866
Excess tax benefit from share-based payments	(125)	(2,628)
Changes in assets and liabilities:
Merchandise inventory	23,836	(9,885)
Accounts and note receivable	(9,769)	(11,731)
Prepaid expenses and other	(56,972)	(23,410)
Other assets, net	(460)	(1,728)
Accounts payable	(41,456)	(33,407)
Unredeemed gift cards and gift certificates	(17,970)	(14,471)
Deferred lease credits	4,355	(3,017)
Accrued income and other taxes	(6,480)	(51,773)
Accrued compensation and payroll taxes	(30,006)	(36,868)
Accrued liabilities	(3,773)	(8,298)

Total adjustments	(95,042)	(156,446)

Net cash used for operating activities	(51,147)	(77,676)
Investing activities:
Capital expenditures	(73,629)	(65,321)
Purchase of investments	(49,897)	(301,421)
Sale of investments	347,133	558,680
Other investing activities	(163)	(820)

Net cash provided by investing activities	223,444	191,118
Financing activities:
Payments on capital leases	(589)	(388)
Net proceeds from issuance of notes payable	75,000	—
Repurchase of common stock as part of publicly announced programs	—	(85,233)
Repurchase of common stock from employees	(3,365)	(11,631)
Net proceeds from stock options exercised	984	6,951
Excess tax benefit from share-based payments	125	2,628
Cash dividends paid	(20,425)	(16,520)

Net cash provided by (used for) financing activities	51,730	(104,193)

Effect of exchange rate on cash	(1,850)	805

Net increase in cash and cash equivalents	222,177	10,054
Cash and cash equivalents — beginning of period	116,061	59,737

Cash and cash equivalents — end of period	$338,238	$69,791

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$84,461	$111,266
Cash paid during the period for interest	$341	—
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 3, 2008 and May 5, 2007 and for the 13 week periods ended May 3, 2008 (the “current period”) and May 5, 2007 (the “prior period”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2007 Annual Report. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At May 3, 2008, the Company operated in one reportable segment.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use fair value as a measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. FAS 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). For items within its scope, FSP No. FAS 157-2 defers the effective date to fiscal years beginning after November 15, 2008. The Company has adopted SFAS No. 157 for its financial assets and financial liabilities during the first quarter of Fiscal 2008. Refer to Note 4 of the Consolidated Financial Statements regarding the Company’s adoption of SFAS No. 157.

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
The Company sells off end-of-season, overstock, and irregular merchandise to a third-party. The proceeds from these sales are presented on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. For the 13 weeks ended May 3, 2008 and May 5, 2007, the Company recorded $21.7 million and $10.8 million of proceeds and $22.7 million and $11.9 million of cost of sell-offs in net sales and cost of sales, respectively.
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
Other Income, Net
Other income, net consists primarily of interest income as well as interest expense and foreign currency transaction gain/loss. As of July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. Prior to July 8, 2007, the Company recorded gift card service fee income in other income, net. The Company recorded gift card service fee income of $0.6 million for the 13 weeks ended May 5, 2007.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of May 3, 2008, short-term investments generally included investments with remaining effective maturities of less than 12 months consisting primarily of auction-rate securities (“ARS”) classified as available-for-sale that have been called.
As of May 3, 2008, long-term investments included investments with remaining maturities of greater than 12 months and consisted primarily of auction-rate securities classified as available-for-sale that have experienced failed auctions.
As of February 2, 2008, the Company had a total of approximately $786 million in cash and cash equivalents, short-term and long-term investments, which included approximately $418 million of investments in ARS. For the three months ended May 3, 2008, the Company experienced failed auctions for 41 ARS issues representing principal and accrued interest in the total amount of $286 million. During this time, the Company has also sold 22 ARS issues, at par plus accrued interest, for a total of $57 million. The Company concluded that the fair value of its remaining ARS issues was approximately $368 million, including approximately $5 million of accrued interest, at May 3, 2008. This amount is net of approximately $5 million of unrealized losses that were recognized through other comprehensive income (“OCI”) during the current period. The Company considers the decline in the fair value of its investments temporary, resulting from the current lack of liquidity relating to these investments. The Company believes that the current lack of liquidity relating to ARS investments will have no impact on its ability to fund its ongoing operations and growth initiatives. Refer to Note 4 of the Consolidated Financial Statements for information regarding fair value measurements.
Prior to the current period, the Company classified its auction-rate securities as short-term investments or long-term investments in accordance with their respective interest rate reset intervals. During February 2008, the Company began to experience auction failures related to its investments. Accordingly, liquidity for holders is limited until there is a successful auction, the security is called, matures, or until such time as another market for ARS develops. As a result, during the 13 weeks ended May 3, 2008, the Company reclassified approximately $279 million, net of temporary impairment, of ARS from short-term to long-term investments as a result of failed auctions. Refer to Note 11 of the Consolidated Financial Statements for information regarding a subsequent event related to auction-rate securities.
The Company continues to monitor the market for auction-rate securities and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, or the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge recorded in the Consolidated Statement of Operations.
Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.
The Company evaluates its investments for impairment in accordance with FSP SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP SFAS 115-1”). FSP SFAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value.
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
Goodwill
As of May 3, 2008, the Company had approximately $11.4 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.
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
On July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. As a result, the Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.6 million of revenue related to gift card breakage during the current period.
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

Co-branded Credit Card and Customer Loyalty Program
In April 2008, the Company introduced a new co-branded credit card (the “AE Visa Card”) and re-launched its private label credit card (the “AE Credit Card”). Both of these credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. The Bank pays fees to the Company, which are recorded as revenue, based on the number of credit card accounts activated and on card usage volume. Once a customer is approved to receive the AE Visa Card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the rewards program, points are earned on purchases made with the AE Visa Card at AE and aerie, and at other retailers where the card is accepted. Points earned under the credit cards reward program result in the issuance of an AE gift card when a certain point threshold is reached. The AE Gift Card does not expire, however points earned that have not been used towards the issuance of an AE gift card expire after 36 months of no purchase activity.
The Company determined that points earned under the credit card rewards program on purchases at AE and aerie should be accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future (“EITF 00-22”). Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award gift card is redeemed or when the points expire. Additionally, credit card reward points earned on non-AE or aerie purchases are accounted for in accordance with EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”). As the points are earned, a current liability is recorded for the estimated cost of the award gift card, and the impact of adjustments is recorded in cost of sales.
The Company also offers its customers the AE All-Access Pass (the “Pass”), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company has historically accounted for the credits earned using the Pass in accordance with EITF 01-09. However, in connection with the launch of the credit card rewards program, the Company determined that these credits should be accounted for consistently in accordance with EITF 00-22. The effect of applying EITF 00-22 did not have a material impact on the Company’s Consolidated Financial Statements. Accordingly, beginning in Fiscal 2008, the portion of the sales revenue attributed to the award credits is deferred and recognized when the award credits are redeemed or expire.
Stock Repurchases
During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, the Company repurchased 18.7 million shares as part of its publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. The Company did not repurchase any shares as part of its publicly announced repurchase programs during the 13 weeks ended May 3, 2008. As of May 3, 2008, the Company had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in Fiscal 2009 and the authorization relating to 30.0 million expires in Fiscal 2010.
During the 13 week periods ended May 3, 2008 and May 5, 2007, the Company repurchased approximately 0.2 and 0.4 million shares, respectively, from certain employees at market prices totaling approximately $3.4 million and $11.6 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).
All of the aforementioned share repurchases have been recorded as treasury stock.
Earnings Per Share
The following table shows the amounts used in computing earnings per share.

	13 Weeks Ended
	May 3,	May 5,
(In thousands)	2008	2007
Net income	$43,895	$78,770
Weighted average common shares outstanding:
Basic shares	204,841	220,675
Dilutive effect of stock options and non-vested restricted stock	3,263	4,890

Diluted shares	208,104	225,565

Equity awards to purchase approximately 5.8 million and 2.8 million shares of common stock during the 13 weeks ended May 3, 2008 and May 5, 2007, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for both the 13 weeks ended May 3, 2008 and May 5, 2007, approximately 0.6 million shares, of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.
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

	May 3,	February 2,	May 5,
(In thousands)	2008	2008	2007
Cash and cash equivalents:
Cash	$48,702	$45,422	$43,562
Money-market	289,536	70,639	26,229

Total cash and cash equivalents	$338,238	$116,061	$69,791
Short-term investments:
Student-loan backed securities	$—	$248,800	$65,000
Treasury and agency securities	—	20,172	144,220
State and local government securities	16,695	136,161	214,806
Corporate securities	14,500	98,745	147,290

Total short-term investments	$31,195	$503,878	$571,316
Long-term investments:
Student-loan backed securities	$209,070	$—	$—
Treasury and agency securities	—	122,811	167,578
State and local government securities	83,271	6,419	10,093
Corporate securities	43,049	36,580	15,010

Total long-term investments	$335,390	$165,810	$192,681

Total	$704,823	$785,749	$833,788

Proceeds from the sale of available-for-sale securities were $347.1 million and $558.7 million for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively. These proceeds are offset against purchases of $49.9 million and $301.4 million for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively. Net realized gains (losses) related to available-for-sale securities were $0.1 million and $(0.2) million for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively.
4. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company has adopted the provisions of SFAS No. 157 as of February 3, 2008, for its financial instruments, including its auction-rate securities.
Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
As of May 3, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction-rate securities.
In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 3, 2008:

	Fair Value Measurements at May 3, 2008
		Quoted Market
		Prices in Active
		Markets for	Significant Other	Significant
	Carrying Amount as	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	of May 3, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and Cash Equivalents
Cash	$48,702	$48,702	$—	$—
Money-market	289,536	289,536	—	—

Total cash and cash equivalents	$338,238	$338,238	$—	$—
Short-term Investments
Student-loan backed securities	$—	$—	$—	$—
Treasury and agency securities	—	—	—	—
State and local government securities	16,695	3,095	13,600	—
Corporate securities	14,500	—	14,500	—

Total Short-term Investments	$31,195	$3,095	$28,100	$—
Long-term Investments
Student-loan backed securities	$209,070	$—	$—	$209,070
Treasury and agency securities	—	—	—	—
State and local government securities	83,271	—	—	83,271
Corporate securities	43,049	—	—	43,049

Total Long-term Investments	$335,390	$—	$—	$335,390

Total	$704,823	$341,333	$28,100	$335,390

Due to the Company experiencing failed ARS during the quarter, the Company evaluated its ARS portfolio and determined that the majority of its portfolio should be valued using discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The Company concluded that these ARS securities represent a Level 3 valuation within the SFAS No. 157 hierarchy. Accordingly, for the period ending May 3, 2008, the Company recorded a temporary impairment of $5.1 million in relation to its ARS. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Level 3 (Unobservable inputs)
			Student	Auction-Rate
		Auction-Rate	Loan-Related	Dividend Received
		Municipal	Auction-Rate	Deduction
(in thousands)	Total	Securities	Securities	Securities

Carrying Value at February 3, 2008	$—	$—	$—	$—
Additions/Settlements	—	—	—	—
Transfers to Level 3	$340,475	$84,575	$212,000	$43,900
Gains and losses:	—	—
Reported in earnings	—	—	—	—
Reported in OCI	(5,085)	(1,304)	(2,930)	(851)

Balance at May 3, 2008	$335,390	$83,271	$209,070	$43,049

5. Property and Equipment
Property and equipment consists of the following:

	May 3,	February 2,	May 5,
(In thousands)	2008	2008	2007
Property and equipment, at cost	$1,154,610	$1,091,310	$915,091
Less: Accumulated depreciation and amortization	(486,919)	(465,742)	(391,604)

Net property and equipment	$667,691	$625,568	$523,487

6. Note Payable and Other Credit Arrangements
Unsecured Demand Lending Arrangements
During the current period, the Company entered into an agreement with three separate financial institutions to provide demand credit facilities totaling $175.0 million. During the current period, the Company borrowed a total of $75.0 million from one financial institution at a rate of prime minus a negotiated margin to increase the Company’s cash position to add financial flexibility. Additionally, during the current period, the Company repaid $37.5 million of this borrowing and drew a corresponding amount from a separate financial institution at an equivalent rate. The Company has incorporated the proceeds with its working capital. At May 3, 2008, $75.0 million was outstanding on these facilities, leaving a remaining available balance of $100.0 million. As of May 3, 2008, the average borrowing rate on these demand lines is 3.25%.
Uncommitted Letter of Credit Facilities
The Company has uncommitted letter of credit facilities for $125.0 million with two separate financial institutions. At May 3, 2008, letters of credit for $64.1 million were outstanding on these facilities, leaving a remaining available balance of $60.9 million.
7. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended
	May 3,	May 5,
(In thousands)	2008	2007
Net Income	$43,895	$78,770
Other comprehensive income:
Temporary impairment related to auction-rate securities, net of $1.9 million of tax	(3,140)	—
Unrealized (loss) gain on investments, net of tax	(314)	182
Reclassification adjustment for (gain) loss realized in net income related to the sale of available-for-sale securities, net of tax	(52)	132
Foreign currency translation adjustment	(2,626)	4,503

Other comprehensive (loss) income:	(6,132)	4,817

Total comprehensive income	$37,763	$83,587

8. Share-Based Compensation
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
Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 3, 2008 and May 5, 2007 was $8.9 million ($5.5 million, net of tax) and $12.5 million ($7.7 million, net of tax), respectively.

Stock Option Grants
A summary of the Company’s stock option activity for the 13 weeks ended May 3, 2008 follows:

	13 Weeks Ended
	May 3, 2008 (1)
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — February 3, 2008	12,915,576	$14.41
Granted (Exercise price equal to fair value)	3,399,885	$21.21
Exercised (2)	79,844	$12.37
Cancelled	101,496	$25.81

Outstanding — May 3, 2008	16,134,121	$15.78	4.9	$86,294

Vested and expected to vest — May 3, 2008	15,626,959	$15.56	4.8	$86,015

Exercisable — May 3, 2008	8,449,198	$8.73	3.7	$83,976

(1)	As of May 3, 2008, the Company had approximately 4.3 million shares available for stock option grants.

(2)	Options exercised during the 13 weeks ended May 3, 2008 had exercise prices ranging from $1.98 to $19.74.
The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 3, 2008 and May 5, 2007 was $7.20 and $10.71, respectively. The aggregate intrinsic value of options exercised during the 13 weeks ended May 3, 2008 and May 5, 2007 was $0.7 million and $10.1 million, respectively.
Cash received from the exercise of stock options was $1.0 million for the 13 weeks ended May 3, 2008 and $7.0 million for the 13 weeks ended May 5, 2007. The actual tax benefit realized from stock option exercises totaled $0.2 million for the 13 weeks ended May 3, 2008 and $2.9 million for the 13 weeks ended May 5, 2007.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
	May 3,	May 5,
Black-Scholes Option Valuation Assumptions	2008	2007
Risk-free interest rate (1)	2.5%	4.5%
Dividend yield	1.7%	0.9%
Volatility factor (2)	44.4%	39.2%
Weighted-average expected term (3)	4.3 years	4.4 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the 13 weeks ended May 3, 2008 was determined based on historical experience. The weighted averaged expected option term for the 13 weeks ended May 5, 2007 was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

(4)	Based upon historical experience.
As of May 3, 2008, there was $35.7 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Grants
The Company grants both time-based and performance-based restricted stock awards under its 2005 Plan. The time-based restricted stock awards vest over three years, and performance-based restricted stock awards are earned if certain pre-established goals are met. The grant date fair value of the restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A summary of the Company’s restricted stock activity is presented in the following tables.

	13 Weeks Ended
	May 3, 2008
		Weighted-
		Average
		Grant Date
Time-Based Restricted Stock	Shares	Fair Value
Nonvested — February 2, 2008	74,500	$19.97
Granted	—	—
Vested	(15,000)	$19.60
Cancelled	—	—

Nonvested — May 3, 2008	59,500	$20.06

	13 Weeks Ended
	May 3, 2008
		Weighted-
		Average
		Grant Date
Performance-Based Restricted Stock	Shares	Fair Value
Nonvested — February 2, 2008	612,575	$29.73
Granted	872,466	$21.26
Vested	(428,983)	$29.75
Cancelled	(173,592)	$29.81

Nonvested — May 3, 2008	882,466	$21.34
As of May 3, 2008, there was $0.7 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of one year.
9. Income Taxes
The effective income tax rate based on actual operating results for the 13 weeks ended May 3, 2008 and May 5, 2007 were consistent at approximately 38%.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
10. Legal Proceedings
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
11. Subsequent Events
Subsequent to May 3, 2008, the Company had $18.8 million of auction-rate securities called at par value plus accrued interest through May 30, 2008. These securities included $10.0 million of dividend received deduction investments and $8.8 million in municipal bonds. As a result of the subsequent calls, these securities have been reclassified as short term investments in the Consolidated Balance Sheet as of May 3, 2008.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the 13 week periods ended May 3, 2008 and May 5, 2007, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above. Our management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of May 3, 2008 and May 5, 2007, and the related consolidated statements of operations and retained earnings and the consolidated statements of cash flows for the three month periods ended May 3, 2008 and May 5, 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 2, 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 26, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective February 4, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
May 30, 2008

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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of approximately 40 American Eagle stores in the United States and Canada, approximately 80 aerie stand-alone stores and approximately 11 MARTIN + OSA stores in the United States during Fiscal 2008;

•	the selection of 40 to 50 American Eagle stores in the United States for remodeling during Fiscal 2008;

•	the online launch of our new children’s apparel brand, 77kids by american eagle during Fiscal 2008 with the opening of U.S. stores planned for 2010;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA and martinandosa.com;

•	the success of aerie by american eagle and aerie.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions and/or internally developing additional new brands; and

•	the possibility that future auctions of our ARS holdings will not be successful and that we may be required to take temporary or other-than-temporary impairment charges relating to our ARS investments.
We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2007 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.
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
Store productivity — Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price, conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance.
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
Results of Operations
Overview
Net sales increased for the 17th consecutive quarter during the 13 weeks ended May 3, 2008 (the “first quarter”). Although net sales were below our original plan, they increased 5% over the prior year to $640.3 million.
Our operating margin of 10.1% in the first quarter, compared to 18.9% for the 13 weeks ended May 5, 2007. The decrease was largely due to a combination of the 6% decline in comparable store sales and increased markdowns.
Net income for the first quarter decreased 44% to $43.9 million, or 6.9% as a rate to net sales. Net income per diluted common share also decreased 40% to $0.21 versus $0.35 last year.
We ended the first quarter with $704.8 million in cash, short-term and long-term investments. During the period, we continued to make significant investments in our business, including $73.6 million in capital expenditures. These expenditures related primarily to new and remodeled stores in the U.S. and Canada, expansion of our distribution centers, and the roll-out of our new point-of-sale system.
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	58.8	51.3

Gross profit	41.2	48.7
Selling, general and administrative expenses	26.5	25.6
Depreciation and amortization expense	4.6	4.2

Operating income	10.1	18.9
Other income, net	1.0	1.9

Income before income taxes	11.1	20.8
Provision for income taxes	4.2	7.9

Net Income	6.9%	12.9%

The following table shows our consolidated store data for the 13 weeks ended May 3, 2008 and May 5, 2007.

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Number of stores:
Beginning of period	987	911
Opened	34	11
Closed	(3)	(2)

End of Period	1,018	920

Total gross square feet at end of period	5,888,629	5,257,032

Our operations are conducted in one reportable segment which includes 942 U.S. and Canadian AE retail stores, 55 aerie stand-alone retail stores, AEO Direct and 21 MARTIN + OSA retail stores.
Comparison of the 13 weeks ended May 3, 2008 to the 13 weeks ended May 5, 2007
Net Sales
Net sales for the 13 weeks ended May 3, 2008 increased 5% to $640.3 million compared to $612.4 million for the 13 weeks ended May 5, 2007. Increased net sales were a result of a 12% increase in square footage as well as AEO Direct sales increasing approximately 29% versus last year. We experienced a decline in traffic and lower transactions per store, which led to first quarter comparable store sales decreasing 6%, compared to a 6% increase last year. Men’s comparable stores sales increased 3% to last year while women’s decreased 11% to last year.
Gross Profit
Gross profit for the first quarter was $263.7 million, or 41.2% as a percent to net sales, compared to $298.5 million, or 48.7% as a percent to net sales last year. The primary cause of the reduced margin was increased markdowns as a result of lower than expected sales. Rent increased as a rate to sales due to new store openings and the first quarter comparable store sales decline. Additionally, we experienced higher delivery costs related to fuel surcharges. There was $1.5 million share-based payment expensed included in gross profit for the period compared to $1.9 million last year.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased approximately 8% to $169.6 million from $157.0 million, and deleveraged by 90 basis points, as a percent to net sales, to 26.5% from 25.6% last year. The higher rate this quarter is primarily due to the comparable store sales decline. Increases in direct compensation and benefits, services purchased, travel and communications were partially offset by reductions in incentive compensation, advertising and supplies as a percent to net sales. There was $7.4 million share-based payment expense included in selling, general and administrative expenses compared to $10.6 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 4.6% for the first quarter compared to 4.2% for the corresponding period last year. Depreciation and amortization expense increased to $29.6 million compared to $25.5 million last year. The increase in expense is primarily due to an increase in net capital expenditures.
Other Income, Net
Other income, net decreased to $6.5 million from $11.3 million primarily due to lower interest income as a result of lower investment balances coupled with lower interest rates compared to last year.
Provision for Income Taxes
The effective tax rate remained unchanged at approximately 38% this year compared to last year.
Net Income
Net income decreased approximately 44% to $43.9 million, or 6.9% as a percent to net sales, from $78.8 million, or 12.9% as a percent to net sales last year. Net income per diluted common share decreased to $0.21 from $0.35 in the prior year. The decrease in net income was attributable to the factors noted above.
Income Taxes
Effective February 4, 2007, we adopted FIN 48. As a result of adopting FIN 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007.
Due to the completion of the second phase of our Ottawa, Kansas distribution center in 2007, we are eligible for approximately $4.0 million of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 10 years. These available credits are not currently utilizable due to existing credit carryovers and the level of income taxes paid to Kansas. Additionally, use of these credits is dependent upon our meeting certain requirements in future periods. Due to the contingencies related to the future use of the credits, we believe that it is more likely than not that the benefit of this asset will not be realized within the carryforward period. Thus, a full valuation allowance of $4.0 million has been recorded as of May 3, 2008.
Liquidity and Capital Resources
Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. Additionally, our uses of cash include the construction of our new corporate headquarters, expansion of MARTIN + OSA and aerie by American Eagle. In the future, we expect that our uses of cash will also include new brand concept, including development of 77kids by american eagle. Our growth strategy includes internally developing new brands and the possibility of acquisitions. We periodically consider and evaluate these options to support future growth. In the event that we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	May 3,	February 2,	May 5,
	2008	2008	2007
Working Capital (in 000’s)	$456,446	$644,656	$757,505
Current Ratio	2.30	2.71	3.57
The decrease in working capital as of May 3, 2008 compared to February 2, 2008 and May 5, 2007 is primarily related to the reduction in cash and cash equivalents and short-term investments.
Cash Flows from Operating Activities
Net cash used for operating activities totaled $51.1 million for the 13 weeks ended May 3, 2008. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.
Cash Flows from Investing Activities
Investing activities for the 13 weeks ended May 3, 2008 included $297.2 million from the net sale of investments classified as available-for-sale, partially offset by $73.6 million for capital expenditures.
Cash Flows from Financing Activities
Cash provided by financing activities primarily included proceeds from a $75.0 million borrowing against our demand facilities, partially offset by $20.4 million used for the payment of dividends.
Auction-rate Securities
As discussed in Note 2 to the Consolidated Financial Statements, we adopted the provisions of SFAS No. 157 effective February 3, 2008. We have determined that we utilize observable inputs (Level 2) and unobservable (Level 3) inputs in determining the fair value of our ARS portfolio.
As of February 2, 2008, we had a total of approximately $786 million in cash and cash equivalents, short-term and long-term investments, which included approximately $418 million of investments in ARS. For the three months ending May 3, 2008, we experienced failed auctions for 41 ARS issues representing principal and accrued interest in the total amount of $286 million. During this time, we have also sold 22 ARS issues, at par plus accrued interest, for a total of $57 million. We concluded that the fair value of our remaining ARS issues was approximately $368 million, including approximately $5 million of accrued interest, at May 3, 2008. This amount is net of approximately $5 million of unrealized losses that were recognized through other comprehensive income (“OCI”) during the current period. We consider the decline in the fair value of our investments temporary, resulting from the current lack of liquidity relating to these investments. We believe that the current lack of liquidity relating to ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.
Credit Facilities
During the current period, we entered into an agreement with three separate financial institutions to provide demand credit facilities totaling $175.0 million. During the current period, we borrowed a total of $75.0 million from one financial institution at a rate of prime minus a negotiated margin rate to increase our cash position to add financial flexibility. Additionally, during the current period, we repaid $37.5 million of this borrowing and drew a corresponding amount from a separate financial institution at an equivalent rate. We have incorporated the proceeds with our working capital. At May 3, 2008, $75.0 million was outstanding on these facilities, leaving a remaining available balance of $100.0 million. As of May 3, 2008, the average borrowing rate on these demand lines is 3.25%.
Additionally, we have uncommitted letter of credit facilities for $125.0 million with two separate financial institutions. At May 5, 2008, letters of credit for $64.1 million were outstanding on these facilities, leaving a remaining available balance of $60.9 million.
Capital Expenditures
Capital expenditures for the 13 weeks ended May 3, 2008 included $39.5 million related to investments in our AE stores, including 34 new AE, aerie, and M+O stores in the United States and Canada, five remodeled stores in the United States and fixtures and visual investments. The remaining capital expenditures were primarily related to the expanding our distribution center, construction of our home office, and our information technology infrastructure including the roll-out of our new point-of-sale system.
We expect capital expenditures for Fiscal 2008 to be approximately $250 million to $275 million. These expenditures will relate primarily to approximately 80 new aerie stand-alone stores, 40 new and 40 to 50 remodeled American Eagle stores in the United States and Canada, approximately 11 new MARTIN + OSA stores, information technology upgrades, the construction of the second phase of our new corporate headquarters and distribution center expansion/improvement, including the completion of the second phase of our Ottawa, Kansas distribution center expansion. We plan to fund these capital expenditures through existing cash and cash generated from operations.
Stock Repurchases
During Fiscal 2007, our Board authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, we repurchased 18.7 million shares as part of our publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. We did not repurchase any shares as part of our publicly announced repurchase programs during the 13 weeks ended May 3, 2008. As of May 3, 2008, we had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in Fiscal 2009 and the authorization relating to 30.0 million expires in Fiscal 2010.
During the 13 week periods ended May 3, 2008 and May 5, 2007, we repurchased approximately 0.2 and 0.4 million shares, respectively, from certain employees at market prices totaling approximately $3.4 million and $11.6 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).
All of the aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the first quarter of Fiscal 2008, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on April 11, 2008. The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 2, 2008 contained in our Fiscal 2007 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes in our exposure to market risk from February 2, 2008. Our market risk profile as of February 2, 2008 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2007 Annual Report on Form 10-K.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 3, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A. RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 3, 2008.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1)
Month #1 (February 3, 2008 through March 1, 2008)	—	$—	—	41,250,000
Month #2 (March 2, 2008 through April 5, 2008)	159,130	$21.15		41,250,000
Month #3 (April 6, 2007 through May 3, 2007)	—	$—	—	41,250,000

Total	159,130	$21.15	—	41,250,000

(1)	Shares purchased during Month #2 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

ITEM 6. EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 5, 2008

American Eagle Outfitters, Inc. (Registrant)
By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand (Principal Financial Officer and Principal Accounting Officer)