Form 10-Q
period 2008-08-02
AMERICAN EAGLE OUTFITTERS INC
filed 2008-09-08
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 205,890,966 Common Shares were outstanding at August 29, 2008.

AMERICAN EAGLE OUTFITTERS, INC.

PART I
ITEM 1. FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	August 2,	February 2,	August 4,
	2008	2008	2007
(In thousands, except share and per share amounts)	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$353,390	$116,061	$123,717
Short-term investments	26,936	503,878	493,278
Merchandise inventory	341,463	286,485	321,263
Accounts and note receivable	26,697	31,920	29,783
Prepaid expenses and other	64,009	35,486	61,353
Deferred income taxes	46,839	47,004	44,194

Total current assets	859,334	1,020,834	1,073,588

Property and equipment, at cost, net of accumulated depreciation and amortization	718,639	625,568	552,218
Goodwill	11,370	11,479	9,950
Long-term investments	308,699	165,810	142,730
Non-current deferred income taxes	27,338	24,238	37,822
Other assets, net	19,944	19,751	20,223

Total assets	$1,945,324	$1,867,680	$1,836,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,507	$157,928	$146,431
Notes payable	75,000	—	—
Accrued compensation and payroll taxes	27,157	49,494	35,099
Accrued rent	62,970	62,161	56,259
Accrued income and other taxes	12,159	22,803	13,290
Unredeemed gift cards and gift certificates	29,771	54,554	30,093
Current portion of deferred lease credits	13,988	12,953	12,787
Other liabilities and accrued expenses	19,163	16,285	19,307

Total current liabilities	385,715	376,178	313,266

Non-current liabilities:
Deferred lease credits	81,598	70,355	64,472
Non-current accrued income taxes	43,875	44,837	52,514
Other non-current liabilities	28,819	35,846	31,441

Total non-current liabilities	154,292	151,038	148,427

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,443, 248,763 and 248,777 shares issued; 204,961, 204,480 and 216,573 shares outstanding, respectively	2,485	2,481	2,481

Contributed capital	506,104	493,395	479,450
Accumulated other comprehensive income	26,111	35,485	29,381
Retained earnings	1,663,156	1,601,784	1,405,414
Treasury stock, 43,564, 43,596 and 31,499 shares, respectively	(792,539)	(792,681)	(541,888)

Total stockholders’ equity	1,405,317	1,340,464	1,374,838

Total liabilities and stockholders’ equity	$1,945,324	$1,867,680	$1,836,531

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net sales	$688,815	$703,189	$1,329,117	$1,315,575
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	399,431	386,742	776,065	700,669

Gross profit	289,384	316,447	553,052	614,906

Selling, general and administrative expenses	167,898	166,386	337,537	323,375
Depreciation and amortization expense	32,059	27,375	61,609	52,857

Operating income	89,427	122,686	153,906	238,674
Other income, net	3,975	8,766	10,433	20,067

Income before income taxes	93,402	131,452	164,339	258,741
Provision for income taxes	33,571	50,108	60,613	98,627

Net income	$59,831	$81,344	$103,726	$160,114

Basic income per common share	$0.29	$0.37	$0.51	$0.73
Diluted income per common share	$0.29	$0.37	$0.50	$0.71
Cash dividends per common share	$0.10	$0.10	$0.20	$0.18

Weighted average common shares outstanding — basic	204,929	217,790	204,962	219,409
Weighted average common shares outstanding — diluted	207,504	222,044	207,890	223,943

Retained earnings, beginning	$1,624,800	$1,350,400	$1,601,784	$1,302,345
Adoption of FIN 48	—	—	—	(13,304)
Net income	59,831	81,344	103,726	160,114
Cash dividends	(20,494)	(21,702)	(40,919)	(38,222)
Reissuance of treasury stock	(981)	(4,628)	(1,435)	(5,519)

Retained earnings, ending	$1,663,156	$1,405,414	$1,663,156	$1,405,414

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 2,	August 4,
(In thousands)	2008	2007
Operating activities:
Net income	$103,726	$160,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,609	52,857
Share-based compensation	12,909	19,686
Deferred income taxes	(583)	(18,976)
Tax benefit from share-based payments	241	6,916
Excess tax benefit from share-based payments	(279)	(5,754)
Changes in assets and liabilities:
Merchandise inventory	(55,671)	(55,137)
Accounts and note receivable	5,183	(3,937)
Prepaid expenses and other	(28,593)	(27,337)
Other assets, net	457	(3,125)
Accounts payable	(12,050)	(26,216)
Unredeemed gift cards and gift certificates	(24,694)	(24,817)
Deferred lease credits	11,354	(1,127)
Accrued income and other taxes	(11,704)	(32,216)
Accrued liabilities	(22,987)	(26,432)

Total adjustments	(64,808)	(145,615)

Net cash provided by operating activities	38,918	14,499
Investing activities:
Capital expenditures	(157,486)	(120,322)
Purchase of investments	(49,929)	(435,546)
Sale of investments	374,937	822,547
Other investing activities	(958)	(820)

Net cash provided by investing activities	166,564	265,859
Financing activities:
Payments on capital leases	(798)	(846)
Net proceeds from issuance of notes payable	75,000	—
Repurchase of common stock as part of publicly announced programs	—	(184,761)
Repurchase of common stock from employees	(3,409)	(12,249)
Net proceeds from stock options exercised	1,668	11,691
Excess tax benefit from share-based payments	279	5,754
Cash dividends paid	(40,919)	(38,222)

Net cash provided by (used for) financing activities	31,821	(218,633)

Effect of exchange rate on cash	26	2,255

Net increase in cash and cash equivalents	237,329	63,980
Cash and cash equivalents — beginning of period	116,061	59,737

Cash and cash equivalents — end of period	$353,390	$123,717

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$97,479	$164,446
Cash paid during the period for interest	$650	—
See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 2, 2008 and August 4, 2007 and for the 13 and 26 week periods ended August 2, 2008 and August 4, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2007 Annual Report. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At August 2, 2008, the Company operated in one reportable segment.
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
Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore need to be included in computing earnings per share under the two-class method, as described in Statement of Financial Accounting Standards (“SFAS”) No. 128 Earnings Per Share (“SFAS No. 128”). This FSP will be effective for the Company beginning in the first quarter of Fiscal 2009 and will be applied retrospectively in accordance with the FSP. The Company is currently evaluating the impact that the adoption of FSP EITF No. 03-6-1 will have on its Consolidated Financial Statements.

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
Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of net sales. For further information on the Company’s gift card program, see the Gift Cards caption below.
The Company sells off end-of-season, overstock, and irregular merchandise to a third-party. The proceeds from these sales are presented on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. For the 13 weeks and 26 weeks ended August 2, 2008, the Company recorded $0.5 million and $22.2 million in proceeds and $0.2 and $22.9 million of cost of sell-offs in net sales and cost of sales, respectively. For the 13 weeks and 26 weeks ended August 4, 2007, the Company recorded $2.9 million and $13.7 million of proceeds and $2.8 million and $14.7 million of cost of sell-offs in net sales and cost of sales, respectively.
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
Other Income, Net
Other income, net consists primarily of interest income as well as interest expense and foreign currency transaction gain/loss. As of July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. Prior to July 8, 2007, the Company recorded gift card service fee income in other income, net. The Company recorded gift card service fee income of $0.2 million and $0.8 million for the 13 weeks and 26 weeks ended August 4, 2007, respectively.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of August 2, 2008, short-term investments generally included investments with remaining effective maturities of less than 12 months consisting primarily of auction-rate securities (“ARS”) classified as available-for-sale, that have been called or have experienced partial redemptions.
As of August 2, 2008, long-term investments included investments with remaining maturities of greater than 12 months and consisted primarily of auction-rate securities classified as available-for-sale that have experienced failed auctions. The remaining contractual maturities of our ARS classified as long-term investments is three to 39 years. The weighted average maturity for long-term investments is approximately 21 years.
Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.
The Company evaluates its investments for impairment in accordance with FSP SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP SFAS 115-1”). FSP SFAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss would be recognized equal to the difference between the investment’s cost and its fair value.
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
The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Additionally, the Company estimates a markdown reserve for future planned permanent markdowns related to current inventory. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected. The Company also estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.
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
Goodwill
As of August 2, 2008, the Company had approximately $11.4 million of goodwill, which is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.
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
On July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. As a result, the Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 and 26 weeks ended August 2, 2008, the Company recorded $1.4 and $3.0 million of revenue related to gift card breakage. The Company recorded $4.8 million of revenue related to gift card breakage during the 26 weeks ended August 4, 2007. This amount included cumulative breakage revenue related to gift cards issued since the Company introduced its gift card program.
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
Stock Repurchases
During Fiscal 2007, the Company’s Board of Directors (“the Board”) authorized a total of 60.0 million shares of common stock for repurchase under a share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, the Company repurchased 18.7 million shares as part of its publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. Of this amount, 6.5 million shares were purchased during the 26 weeks ended August 4, 2007 for $184.8 million, at a weighted average share price of $28.41. The Company did not repurchase any shares as part of its publicly announced repurchase programs during the 26 weeks ended August 2, 2008. As of August 2, 2008, the Company had 41.3 million shares remaining authorized for repurchase. These shares may be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in Fiscal 2009 and the authorization relating to 30.0 million shares expires in Fiscal 2010.
During the 26 week periods ended August 2, 2008 and August 4, 2007, the Company repurchased approximately 0.2 and 0.4 million shares, respectively, from certain employees at market prices totaling approximately $3.4 million and $12.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).

All of the aforementioned share repurchases have been recorded as treasury stock.
Earnings Per Share
The following table shows the amounts used in computing earnings per share.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In thousands)	2008	2007	2008	2007
Net income	$59,831	$81,344	$103,726	$160,114
Weighted average common shares outstanding:
Basic shares	204,929	217,790	204,962	219,409
Dilutive effect of stock options and non-vested restricted stock	2,575	4,254	2,928	4,534

Diluted shares	207,504	222,044	207,890	223,943

Equity awards to purchase approximately 8.6 million and 6.9 million shares of common stock during the 13 weeks and 26 weeks ended August 2, 2008, and approximately 2.8 million shares during both the 13 and 26 weeks ended August 4, 2007, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for the 13 weeks and 26 weeks ended August 2, 2008 approximately 0.9 and 0.7 million shares and approximately 0.6 million shares for both the 13 and 26 weeks ended August 4,

2007, of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.
Segment Information
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has identified five operating segments (American Eagle U.S. retail stores, American Eagle Canadian retail stores, aerie by American Eagle retail stores, MARTIN + OSA retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131.
Reclassification
Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.
3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments
The following table summarizes the fair market values for our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

	August 2,	February 2,	August 4,
(In thousands)	2008	2008	2007
Cash and cash equivalents:
Cash	$68,938	$45,422	$83,235
Money-market	284,452	70,639	40,482

Total cash and cash equivalents	353,390	116,061	123,717
Short-term investments:
Student-loan backed securities	—	248,800	119,000
Treasury and agency securities	—	20,172	91,741
State and local government securities	22,436	136,161	165,144
Corporate securities	4,500	98,745	117,393

Total short-term investments	26,936	503,878	493,278
Long-term investments:
Student-loan backed securities	207,261	—	—
Treasury and agency securities	—	122,811	125,120
State and local government securities	59,537	6,419	2,610
Corporate securities	41,901	36,580	15,000

Total long-term investments	308,699	165,810	142,730

Total	$689,025	$785,749	$759,725

Proceeds from the sale of available-for-sale securities were $374.9 million and $822.5 million for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively. These proceeds are offset against purchases of $49.9 million and $435.5 million for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively. For the 13 weeks ended August 2, 2008, the amount of net realized loss related to available-for-sale securities was nominal. For the 26 weeks ended August 2, 2008, net realized gains related to available-for-sale securities of $0.1 million were included in other income, net. For the 13 weeks and 26 weeks ended August 4, 2007, net realized losses related to available-for-sale securities of $0.2 and $0.4 million, respectively, were included in other income, net.
As of August 2, 2008, the Company had a total of $689.0 million in cash and cash equivalents, short-term and long-term investments, which included $332.6 million of net investments in ARS. This amount includes approximately 62% federally insured student loan backed securities, 24% municipal and education authority bonds and 14% dividend received auction rate preferred securities. The Company’s ARS portfolio is comprised of approximately 60% AAA rated investments, 29% AA rated investments and 11% A rated investments.

For the 26 weeks ended August 2, 2008, the Company experienced failed auctions for 49 ARS issues, representing principal and accrued interest in the total amount of $323.3 million. For the 26 weeks ended August 2, 2008, the Company also sold 33 ARS issues at par plus accrued interest, for a total of $84.9 million. Through the use of a discounted cash flow model, the Company concluded that the fair value of its remaining ARS issues was $332.6 million, excluding $2.0 million of accrued interest, at August 2, 2008. This amount is net of $8.2 million of unrealized losses that were recognized through other comprehensive income (“OCI”) for the 26 weeks ended August 2, 2008. The Company considers the decline in the fair value of its investments temporary, resulting from the current lack of liquidity relating to these investments. In addition, the Company believes that the current lack of liquidity relating to ARS investments will have no impact on its ability to fund its ongoing operations and growth initiatives.
The Company continues to monitor the market for auction-rate securities and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers significantly deteriorate, or the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge recorded in the Consolidated Statement of Operations.
See Note 4 to the Consolidated Financial Statements for additional information regarding fair value measurement of our ARS.
4. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company has adopted the provisions of SFAS No. 157 as of February 3, 2008, for its financial instruments, including its auction-rate securities.
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
As of August 2, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction-rate securities.
In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 2, 2008:

	Fair Value Measurements at August 2, 2008
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying Amount as	Identical Assets	Observable Inputs	Inputs
(in thousands)	of August 2, 2008	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$68,938	$68,938	$—	$—
Money-market	284,452	284,452	—	—

Total cash and cash equivalents	353,390	353,390	—	—
Short-term Investments
State and local government securities	22,436	3,086	19,350	—
Corporate securities	4,500	—	4,500	—

Total Short-term Investments	26,936	3,086	23,850	—
Long-term Investments
Student-loan backed securities	207,261	—	—	207,261
State and local government securities	59,537	—	—	59,537
Corporate securities	41,901	—	—	41,901

Total Long-term Investments	308,699	—	—	308,699

Total	$689,025	$356,476	$23,850	$308,699

The Company has concluded that the ARS that it has classified as long-term due to failed auctions represent a Level 3 valuation within the SFAS No. 157 hierarchy. The Company determined that these ARS should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. As a result of the discounted cash flow analysis, for the 13 weeks ended August 2, 2008, the Company recorded a temporary impairment of $3.1 million in addition to the $5.1 million of temporary impairment recorded during the 13 weeks ended May 3, 2008. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student	Auction-Rate Dividend
		Auction-Rate	Loan-Related	Received
		Municipal	Auction-Rate	Deduction
(in thousands)	Total	Securities	Securities	Securities
Carrying Value at Feb 2, 2008	$—	$—	$—	$—
Transfers to Level 3 (1)	340,475	84,575	212,000	43,900
(Settlements) (2)	(23,625)	(13,625)	—	(10,000)
Total Losses
Reported in earnings	—	—	—	—
Reported in OCI (3)	(8,151)	(1,413)	(4,739)	(1,999)

Balance at August 2, 2008	$308,699	$69,537	$207,261	$31,901

(1)	Transfers to Level 3 represent amounts transferred during the first quarter of Fiscal 2008

(2)	Settlements occurred during the second quarter of Fiscal 2008

(3)	Temporary losses of $5.1 million and $3.1 million occurred during the first and second quarters of 2008, respectively

5. Property and Equipment
Property and equipment consists of the following:

	August 2,	February 2,	August 4,
(In thousands)	2008	2008	2007
Property and equipment, at cost	$1,231,323	$1,091,310	$965,085
Less: Accumulated depreciation and amortization	(512,684)	(465,742)	(412,867)

Net property and equipment	$718,639	$625,568	$552,218

6. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with three separate financial institutions under which it may borrow an aggregate of $300.0 million. Of this amount, $100.0 million can be used for letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at the Company’s discretion. As of August 2, 2008, the Company has outstanding letters of credit of $75.2 million and demand line borrowings of $75.0 million. The average borrowing rate on the demand lines was 3.25% and the Company has incorporated the demand line proceeds within working capital.
7. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In thousands)	2008	2007	2008	2007
Net income	$59,831	$81,344	$103,726	$160,114
Other comprehensive income:
Temporary impairment related to auction-rate securities, net of $1.2 million and $3.1 million of tax, respectively	(1,893)	—	(5,033)	—
Unrealized (loss) on investments, net of tax	(3)	(420)	(317)	(238)

Reclassification adjustment for (gain) loss realized in net income related to the sale of available-for-sale securities, net of tax	1	129	(51)	261
Foreign currency translation adjustment	(1,347)	3,141	(3,973)	7,644

Other comprehensive (loss) income:	(3,242)	2,850	(9,374)	7,667

Total comprehensive income	$56,589	$84,194	$94,352	$167,781

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

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 2, 2008 was $4.0 million ($2.5 million, net of tax) and $12.9 million ($8.0 million, net of tax), respectively, and for the 13 and 26 weeks ended August 4, 2007, was $7.2 million ($4.4 million, net of tax) and $19.7 million ($12.1 million, net of tax), respectively.

Stock Option Grants
A summary of the Company’s stock option activity for the 26 weeks ended August 2, 2008 follows:

	26 Weeks Ended
	August 2, 2008 (1)
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — February 2, 2008	12,915,576	$14.41
Granted	3,424,838	$21.19
Exercised (2)	170,444	$10.11
Cancelled	444,754	$23.51

Outstanding — August 2, 2008	15,725,216	$15.67	4.6	$48,252

Vested and expected to vest — August 2, 2008	15,256,353	$15.46	4.5	$48,153

Exercisable — August 2, 2008	6,986,012	$7.07	3.1	$47,524

(1)	As of August 2, 2008, the Company had approximately 4.6 million shares available for stock option grants.

(2)	Options exercised during the 26 weeks ended August 2, 2008 had exercise prices ranging from $1.98 to $19.74.
The weighted-average grant date fair value of stock options granted during the 26 weeks ended August 2, 2008 and August 4, 2007 was $7.19 and $10.68, respectively. The aggregate intrinsic value of options exercised during the 26 weeks ended August 2, 2008 and August 4, 2007 was $1.4 million and $20.8 million, respectively.
Cash received from the exercise of stock options was $1.6 million for the 26 weeks ended August 2, 2008 and $11.7 million for the 26 weeks ended August 4, 2007. The actual tax benefit realized from stock option exercises totaled $0.2 million for the 26 weeks ended August 2, 2008 and $6.9 million for the 26 weeks ended August 4, 2007.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
	August 2,	August 4,
Black-Scholes Option Valuation Assumptions	2008	2007
Risk-free interest rate (1)	2.5%	4.5%
Dividend yield	1.7%	0.9%
Volatility factor (2)	44.4%	39.2%
Weighted-average expected term (3)	4.3 years	4.4 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the 26 weeks ended August 2, 2008 was determined based on historical experience. The weighted averaged expected option term for the 26 weeks ended August 4, 2007 was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

(4)	Based upon historical experience.
As of August 2, 2008, there was $29.8 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.1 years.

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

	26 Weeks Ended
	August 2, 2008
		Weighted-
		Average Grant
Time-Based Restricted Stock	Shares	Date Fair Value
Nonvested — February 2, 2008	74,500	$19.97
Granted	—	—
Vested	(15,000)	$19.60
Cancelled	—	—

Nonvested — August 2, 2008	59,500	$20.06

	26 Weeks Ended
	August 2, 2008
		Weighted-
		Average Grant
Performance-Based Restricted Stock	Shares	Date Fair Value
Nonvested — February 2, 2008	612,575	$29.73
Granted	878,415	$21.24
Vested	(433,983)	$29.72
Cancelled	(198,285)	$28.90

Nonvested — August 2, 2008	858,722	$21.24
As of August 2, 2008, there was $0.4 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of nine months.
9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended August 2, 2008 was 35.9% compared to 38.1% for the 13 weeks ended August 4, 2007. The effective income tax rate based on actual operating results for the 26 weeks ended August 2, 2008 was 36.9% compared to 38.1% for the 26 weeks ended August 4, 2007. The lower effective income tax rate during Fiscal 2008 is primarily the result of state income tax settlements and other changes in income tax reserves.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FIN 48 and adjust these liabilities when its judgment changes as the result of the evaluation of new information not previously available. There were no material adjustments to its recorded liability for unrecognized tax benefits during the 13 weeks ended August 2, 2008. Over the next twelve months the Company believes that it is reasonably possible that the liability for unrecognized tax benefits may decrease by approximately $12 million due to settlements, expiration of the statute of limitations, or other changes in unrecognized tax benefits.
Due to the completion of the second phase of its Ottawa, Kansas distribution center in 2007, the Company remains eligible for approximately $3.3 million (net of federal taxes) of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 2017 and 2018. Due to the contingencies related to the future use of the credits, a valuation allowance of $3.3 million (net of federal taxes) remains as of August 2, 2008.
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

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the 13 week and 26 week periods ended August 2, 2008 and August 4, 2007, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of August 2, 2008 and August 4, 2007, and the related consolidated statements of operations and retained earnings for the three and six months ended August 2, 2008 and August 4, 2007 and the consolidated statements of cash flows for the six month periods ended August 2, 2008 and August 4, 2007. These financial statements are the responsibility of the Company’s management.
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
September 3, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2007 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2007 Annual Report on Form 10-K.
In addition, the following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of 36 American Eagle stores in the United States and Canada, 77 aerie stand-alone stores and approximately 10 MARTIN + OSA stores in the United States during Fiscal 2008;

•	the planned opening of 37 American Eagle stores and 50 to 60 aerie stores in the United States and Canada during Fiscal 2009;

•	the selection of approximately 31 American Eagle stores in the United States and Canada for remodeling during Fiscal 2008;

•	the selection of approximately 35 American Eagle stores in the United States and Canada for remodeling during Fiscal 2009;

•	the online launch of our new children’s apparel brand, 77kids by american eagle, during Fiscal 2008 with the opening of U.S. stores planned for 2010;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA and martinandosa.com;

•	the success of aerie by american eagle and aerie.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions and/or internally developing additional new brands; and

•	the possibility that future auctions of our ARS holdings will not be successful and that we may be required to take additional temporary or other-than-temporary impairment charges relating to our ARS investments.
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

Gross profit - Gross profit measures whether we are optimizing the price and inventory levels of our merchandise and achieving an optimal level of sales. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.
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
Results of Operations
Overview
During the 13 weeks ended August 2, 2008 (“the second quarter”), a challenging retail climate contributed to lower traffic and transactions. Additionally, the American Eagle women’s business has experienced difficult performance. As a result, total sales declined 2% to $688.8 million for the second quarter, compared to $703.2 million in the prior year. The decline in net sales was driven by second quarter comparable store sales decreasing 9%, compared to a 2% increase last year. Men’s comparable store sales increased 2% as compared to last year while women’s decreased 16% as compared to last year.
Our operating margin was 13.0% in the second quarter, compared to 17.4% for the 13 weeks ended August 4, 2007. The decrease was largely due to the 9% decline in comparable store sales.
Net income for the second quarter decreased 26% to $59.8 million, or 8.7% as a percent of net sales. Net income per diluted common share also decreased 22% to $0.29 versus $0.37 last year.
We ended the second quarter with $689.0 million in cash and cash equivalents, short-term and long-term investments. During the period, we continued to make significant investments in our business, including $83.9 million in capital expenditures. These expenditures related primarily to new and remodeled stores in the U.S. and Canada, as well as headquarters and distribution center projects.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	58.0	55.0	58.4	53.3

Gross profit	42.0	45.0	41.6	46.7
Selling, general and administrative expenses	24.4	23.7	25.4	24.5
Depreciation and amortization expense	4.6	3.9	4.6	4.0

Operating income	13.0	17.4	11.6	18.2
Other income, net	0.6	1.3	0.8	1.5

Income before income taxes	13.6	18.7	12.4	19.7
Provision for income taxes	4.9	7.1	4.6	7.5

Net Income	8.7%	11.6%	7.8%	12.2%

The following table shows our consolidated store data for the 26 weeks ended August 2, 2008 and August 4, 2007.

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
Number of stores:
Beginning of period	987	911
Opened	70	20
Closed	(3)	(3)

End of Period	1,054	928

Total gross square feet at end of period	6,092,855	5,350,468

Our operations are conducted in one reportable segment which includes 951 U.S. and Canadian AE retail stores, 81 aerie stand-alone retail stores, AEO Direct and 22 MARTIN + OSA retail stores.
Comparison of the 13 weeks ended August 2, 2008 to the 13 weeks ended August 4, 2007
Net Sales
Net sales for the 13 weeks ended August 2, 2008 decreased 2% to $688.8 million compared to $703.2 million for the 13 weeks ended August 4, 2007. The decline in net sales was a result of a decline in traffic and lower transactions per store, which led to second quarter comparable store sales decreasing 9%, compared to a 2% increase last year. American Eagle Brand men’s comparable store sales increased 2% as compared to last year while women’s decreased 16% as compared to last year.
Gross Profit
Gross profit for the second quarter was $289.4 million, or 42.0% as a percent to net sales, compared to $316.4 million, or 45.0% as a percent to net sales last year. The gross profit decline was primarily due to higher promotional costs associated with our denim “try-on” event. Additionally, design and production expenses increased as a rate to net sales during the quarter. These items were partially offset by lower markdowns and a slight improvement in initial markup (“IMU”). There was $1.3 million of share-based payment expense included in gross profit for the period compared to $1.4 million last year.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased approximately 1% to $167.9 million from $166.4 million last year, and increased by 70 basis points, as a percent to net sales, to 24.4% from 23.7% last year. The higher rate is primarily due to the negative comparable store sales. Advertising expense increased 40 basis points due to planned marketing events. Nearly all other operating expenses were flat compared to last year, as a rate to net sales. There was $2.7 million of share-based payment expense included in selling, general and administrative expenses compared to $5.8 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 4.6% for the second quarter compared to 3.9% for the corresponding period last year. Depreciation and amortization expense increased to $32.1 million compared to $27.4 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, distribution centers, and our corporate headquarters.
Other Income, Net
Other income, net decreased to $4.0 million from $8.8 million compared to last year primarily due to lower interest income as a result of lower investment balances, lower interest rates and increased interest expense relating to our demand line borrowings.
Provision for Income Taxes
The effective income tax rate for the 13 weeks ended August 2, 2008 was 35.9% compared to 38.1% for the 13 weeks ended August 4, 2007. The lower effective income tax rate during Fiscal 2008 is primarily the result of state income tax settlements and other changes in income tax reserves.
Net Income
Net income decreased approximately 26% to $59.8 million, or 8.7% as a percent to net sales, from $81.3 million, or 11.6% as a percent to net sales last year. Net income per diluted common share decreased to $0.29 from $0.37 in the prior year. The decrease in net income was attributable to the factors noted above.
Comparison of the 26 weeks ended August 2, 2008 to the 26 weeks ended August 4, 2007
Net Sales
Net sales for the 26 weeks ended August 2, 2008 increased 1% to $1.329 billion compared to $1.316 billion for the 26 weeks ended August 4, 2007. Increased net sales were a result of a 14% increase in square footage as well as an increase in sales from our e-commerce operation partially offset by a 7% comparable store sales decline.
Gross Profit
Gross profit decreased approximately 10% to $553.1 million from $614.9 million last year. As a percent to net sales, gross margin declined 510 basis points to a rate of 41.6% compared to 46.7% last year. The primary cause of the reduced margin was increased markdowns as a result of lower than expected sales. In addition, rent increased as a percent to net sales due to new store openings. There was $2.8 million of share-based payment expense included in gross profit for the period compared to $3.3 million last year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased approximately 4% to $337.5 million from $323.4 million last year, and increased by 90 basis points, as a percent to net sales, to 25.4% from 24.5% last year. The higher rate is primarily due to the comparable store sales decline. Other factors include increases in direct compensation and benefits, which were partially offset by reductions in incentive compensation, as a percent to net sales. There was $10.1 million of share-based payment expense included in selling, general and administrative expenses compared to $16.4 million last year.

Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 4.6% for the 26 weeks ended August 2, 2008 compared to 4.0% for the corresponding period last year. Depreciation and amortization expense increased to $61.6 million compared to $52.9 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, distribution centers, and our corporate headquarters.
Other Income, Net
Other income, net decreased to $10.4 million from $20.1 million primarily due to lower interest income as a result of lower investment balances, lower interest rates and increased interest expense relating to our demand line borrowings.
Provision for Income Taxes
The effective income tax rate for the 26 weeks ended August 2, 2008 was 36.9% compared to 38.1% for the 26 weeks ended August 4, 2007. The lower effective income tax rate during Fiscal 2008 is primarily the result of state income tax settlements and other changes in income tax reserves.
Net Income
Net income decreased approximately 35% to $103.7 million, or 7.8% as a percent to net sales, from $160.1 million, or 12.2% as a percent to net sales last year. Net income per diluted common share decreased to $0.50 from $0.71 in the prior year. The decrease in net income was attributable to the factors noted above.
Income Taxes
Effective February 4, 2007, we adopted FIN 48. As a result of adopting FIN 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007.
There were no material adjustments to our recorded liability for unrecognized tax benefits during the 13 weeks ended August 2, 2008. Over the next twelve months we believe that it is reasonably possible that the liability for unrecognized tax benefits may decrease by approximately $12 million due to settlements, expiration of the statute of limitations, or other changes in unrecognized tax benefits.
Due to the completion of the second phase of our Ottawa, Kansas distribution center in 2007, we remain eligible for approximately $3.3 million (net of federal taxes) of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 2017 and 2018. Due to the contingencies related to the future use of the credits, a valuation allowance of $3.3 million (net of federal taxes) remains as of August 2, 2008.
Liquidity and Capital Resources
Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. Additionally, our uses of cash include the construction of our new corporate headquarters and the expansion of MARTIN + OSA and aerie by American Eagle. In the future, we expect that our uses of cash will also include new brand concept development, including the development of 77kids by american eagle. Our growth strategy includes internally developing new brands and the possibility of acquisitions. We periodically consider and evaluate these options to support future growth. In the event that we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	August 2,	February 2,	August 4,
	2008	2008	2007
Working Capital (in 000’s)	$473,619	$644,656	$760,322
Current Ratio	2.23	2.71	3.43
The decrease in working capital as of August 2, 2008 compared to February 2, 2008 and August 4, 2007 is primarily related to the reduction in short-term investments and an increase in borrowings.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $38.9 million for the 26 weeks ended August 2, 2008. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.
Cash Flows from Investing Activities
Investing activities for the 26 weeks ended August 2, 2008 included $325.0 million from the net sale of investments classified as available-for-sale, partially offset by $157.5 million used for capital expenditures.
Cash Flows from Financing Activities
Cash provided by financing activities primarily included proceeds from a $75.0 million borrowing against our demand facilities, partially offset by $40.9 million used for the payment of dividends.
Auction-rate Securities
As discussed in Note 4 to the Consolidated Financial Statements, we adopted the provisions of SFAS No. 157 effective February 3, 2008. We have determined that we utilize observable inputs (Level 2) and unobservable inputs (Level 3) in determining the fair value of our ARS portfolio.
As of August 2, 2008, we had a total of $689.0 million in cash and cash equivalents, short-term and long-term investments, which included $332.6 million of investments in ARS, excluding $2.0 million of accrued interest and $8.2 million of temporary impairment. For the 26 weeks ending August 2, 2008, we experienced failed auctions for 49 ARS issues representing principal and accrued interest in the amount of $323.3 million. For the 26 weeks ended August 2, 2008, we have also sold 33 ARS issues at par plus accrued interest for $84.9 million. These amounts are net of $8.2 million of unrealized losses for the six month period ended August 2, 2008 which were recognized through other comprehensive income (“OCI”).
We consider the decline in the fair value of our investments temporary, resulting from the current lack of liquidity relating to these investments. We believe that the current lack of liquidity relating to ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.
Based on our belief that our ARS investments can be liquidated through successful auctions or redemptions at par plus accrued interest, and on our ability and intent to hold these investments until such liquidation, we believe that the current illiquidity and impairment of these investments is temporary. However, we will reassess this conclusion in future reporting periods based on several factors, including the nature of the assets underlying the ARS, the success or failure of future auctions, the credit-worthiness of the underlying issuer, any third-party insurance or guaranty provisions, ability to sell in secondary markets and other factors. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Consolidated Statements of Operations, which could materially adversely impact our Consolidated Results of Operations and financial condition.
As a result of several states’ Attorney General’s actions, during mid-August 2008, several large financial institutions/broker dealers announced that they will purchase auction-rate securities from their clients at par value, beginning in September 2008 through June 2010. Prior to this announcement, these securities had experienced failed auctions and were illiquid. While these purchases are intended to restore liquidity to the ARS market, at this time we cannot determine if any of our ARS investments will be included in the announced purchases. As a result, we have not considered any of these announcements in the valuation of our ARS at August 2, 2008.

See Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our ARS.
Credit Facilities
We have borrowing agreements with three separate financial institutions under which we may borrow an aggregate of $300.0 million. Of this amount, $100.0 million can be used for letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at our discretion. As of August 2, 2008, we have outstanding letters of credit of $75.2 million and demand line borrowings of $75.0 million. The average borrowing rate on the demand lines is 3.25% and we have incorporated the demand line proceeds with our working capital.
Capital Expenditures
Capital expenditures of $157.5 million for the 26 weeks ended August 2, 2008 included $78.5 million related to investments in our AE stores, including 70 new AE, aerie, and M+O stores in the United States and Canada, 23 remodeled stores in the United States, and fixtures and visual investments. The remaining capital expenditures were primarily related to the expanding of our distribution centers, continued construction of our home office campus, and our information technology infrastructure, including the roll-out of our new point-of-sale system.
We expect capital expenditures for Fiscal 2008 to be in the range of approximately $250 million to $275 million. These expenditures will relate primarily to approximately 77 new aerie stand-alone stores, 36 new and 31 remodeled American Eagle stores in the United States and Canada, approximately 10 new MARTIN + OSA stores, information technology upgrades, the construction of the second phase of our new corporate headquarters, and distribution center expansion/improvement, including the completion of the second phase of our Ottawa, Kansas distribution center expansion. We plan to fund these capital expenditures through existing cash and cash generated from operations.
For Fiscal 2009, we expect capital expenditures to be in the range of approximately $150 to $175 million with approximately two-thirds of the amount relating to store growth and renovation. This includes 37 new and 35 remodeled AE stores and 50 to 60 new aerie stores. At this time, our 2009 capital expenditures projection does not include new M+O stores.

Stock Repurchases
During Fiscal 2007, our Board authorized a total of 60.0 million shares of common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, we repurchased 18.7 million shares as part of our publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. Of this amount, 6.5 million shares were purchased during the 26 weeks ended August 4, 2007 for $184.8 million, at a weighted average share price of $28.41. We did not repurchase any shares as part of our publicly announced repurchase programs during the 26 weeks ended August 2, 2008. As of August 2, 2008, we had 41.3 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in Fiscal 2009 and the authorization relating to 30.0 million shares expires in Fiscal 2010.
During the 26 week periods ended August 2, 2008 and August 4, 2007, we repurchased approximately 0.2 million and 0.4 million shares, respectively, from certain employees at market prices totaling approximately $3.4 million and $12.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Plan.

All of the aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the second quarter of Fiscal 2008, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on July 25, 2008. The payment of future dividends is at the discretion of our Board and is based on earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid would be declared on a quarterly basis.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 2, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A. RISK FACTORS.
In addition to the updated risk factor below, risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2007 Annual Report on Form 10-K.
The effect of competitive pressures from other retailers and other business factors
The specialty retail industry is highly competitive. We compete primarily on the basis of quality, fashion, service, selection and price. There can be no assurance that we will be able to successfully compete in the future.
The success of our operations also depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs and consumer confidence. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting our continued growth and results of operations.
Our ability to develop the MARTIN + OSA brand
During the remainder of Fiscal 2008, we plan to continue our investment in MARTIN + OSA. Our strategy includes a targeted marketing plan to drive traffic and brand awareness in several key markets; repositioning the brand by establishing MARTIN + OSA as a destination for sweaters, knits, and denim; and refining our merchandise collection, styles and prices. In light of this strategy, we will continue to evaluate the growth and performance of MARTIN + OSA. There can be no assurance that our strategy will be successful or lead to long-term growth or profitability. If we are unable to succeed in repositioning the brand, this will adversely impact our continued growth and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 2, 2008.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 3, 2008 through May 31, 2008)	1,530	$17.63	—	41,250,000
Month #2 (June 1, 2008 through July 2, 2008)	1,299	$13.48	—	41,250,000
Month #3 (July 3, 2008 through August 2, 2008)	—	$—	—	41,250,000

Total	2,829	$15.72	—	41,250,000

(1)	Shares purchased during Month #1 and #2 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires in Fiscal 2009 and the authorization relating to 30.0 million shares expires in Fiscal 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) We held our 2008 Annual Meeting of Stockholders on June 24, 2008. Holders of 168,433,310 shares of our common stock were present in person or by proxy, representing approximately 82% of our 205,797,609 shares outstanding on the record date.
(b) and (c) The following persons were elected as Class I directors of the Board of Directors to serve a three year term until the annual meeting in 2011 or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below:

Name	Shares For	Shares Against	Shares Withheld
Michael G. Jesselson	156,261,941	11,996,706	174,663
Roger S. Markfield	157,825,267	10,446,065	161,977
Jay L. Schottenstein	154,048,558	14,239,866	144,886
The following persons continue to serve as Class II directors: Janice E. Page, J. Thomas Presby, and Gerald E. Wedren. The following persons continue to serve as Class III directors: Jon P. Diamond, Alan T. Kane, Cary D. McMillan, James V. O’Donnell.
The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm passed. It received 167,533,644 shares for, 746,658 shares against and 153,008 shares abstain.
(d) Not applicable.

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
Dated: September 8, 2008

American Eagle Outfitters, Inc. (Registrant)
By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand (Principal Financial Officer and Principal Accounting Officer)