Form 10-Q
period 2008-11-01
AMERICAN EAGLE OUTFITTERS INC
filed 2008-12-04
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Smaller reporting company	☐ Non-accelerated filer
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 206,163,075 Common Shares were outstanding at November 30, 2008.

AMERICAN EAGLE OUTFITTERS, INC.

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets: November 1, 2008, February 2, 2008 and November 3, 2007	3

Consolidated Statements of Operations and Retained Earnings: 13 weeks and 39 weeks ended November 1, 2008 and November 3, 2007	4

Consolidated Statements of Cash Flows: 39 weeks ended November 1, 2008 and November 3, 2007	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Submission of Matters to a Vote of Security Holders	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	32
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	November 1,	February 2,	November 3,
	2008	2008	2007
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332,837	$116,061	$104,877
Short-term investments	11,100	503,878	514,495
Merchandise inventory	421,909	286,485	393,068
Accounts receivable	44,634	31,920	33,603
Prepaid expenses and other	45,308	35,486	39,468
Deferred income taxes	51,798	47,004	48,934

Total current assets	907,586	1,020,834	1,134,445

Property and equipment, at cost, net of accumulated depreciation and amortization	748,265	625,568	597,948
Goodwill	10,741	11,479	11,722
Long-term investments	271,581	165,810	167,654
Non-current deferred income taxes	14,501	24,238	38,589
Other assets, net	18,745	19,751	20,652

Total assets	$1,971,419	$1,867,680	$1,971,010

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$191,571	$157,928	$207,481
Notes payable	75,000	—	—
Accrued compensation and payroll taxes	18,531	49,494	35,003
Accrued rent	64,294	62,161	58,731
Accrued income and other taxes	11,072	22,803	41,324
Unredeemed gift cards and gift certificates	28,494	54,554	30,355
Current portion of deferred lease credits	13,866	12,953	12,861
Other liabilities and accrued expenses	19,786	16,285	17,357

Total current liabilities	422,614	376,178	403,112

Non-current liabilities:
Deferred lease credits	92,130	70,355	68,393
Non-current accrued income taxes	44,667	44,837	52,256
Other non-current liabilities	27,204	35,846	32,325

Total non-current liabilities	164,001	151,038	152,974

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,441, 248,763 and 248,763 shares issued; 205,251, 204,480 and 214,250 shares outstanding, respectively	2,485	2,481	2,481
Contributed capital	510,755	493,395	486,576
Accumulated other comprehensive (loss) income	(23,318)	35,485	42,037
Retained earnings	1,682,255	1,601,784	1,482,907
Treasury stock, 43,278, 43,596 and 33,826 shares, respectively	(787,373)	(792,681)	(599,077)

Total stockholders’ equity	1,384,804	1,340,464	1,414,924

Total liabilities and stockholders’ equity	$1,971,419	$1,867,680	$1,971,010

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net sales	$754,036	$744,443	$2,083,153	$2,060,018
Cost of sales, including certain buying, occupancy and warehousing expenses (exclusive of depreciation shown separately below)	444,624	391,526	1,220,689	1,092,195

Gross profit	309,412	352,917	862,464	967,823

Selling, general and administrative expenses	181,715	174,161	519,252	497,536
Depreciation and amortization expense	32,816	27,867	94,425	80,724

Operating income	94,881	150,889	248,787	389,563
Other income, net	4,453	6,905	14,886	26,972
Other-than-temporary impairment charge	19,885	—	19,885	—

Income before income taxes	79,449	157,794	243,788	416,535
Provision for income taxes	36,845	58,368	97,458	156,995

Net income	$42,604	$99,426	$146,330	$259,540

Basic income per common share	$0.21	$0.46	$0.71	$1.19
Diluted income per common share	$0.21	$0.45	$0.70	$1.17
Cash dividends per common share	$0.10	$0.10	$0.30	$0.28

Weighted average common shares outstanding — basic	205,119	214,719	205,063	217,933
Weighted average common shares outstanding — diluted	207,334	218,786	207,653	222,312

Retained earnings, beginning	$1,663,156	$1,405,414	$1,601,784	$1,302,345
Adoption of FIN 48	—	—	—	(13,304)
Net income	42,604	99,426	146,330	259,540
Cash dividends	(20,529)	(21,532)	(61,448)	(59,754)
Reissuance of treasury stock	(2,976)	(401)	(4,411)	(5,920)

Retained earnings, ending	$1,682,255	$1,482,907	$1,682,255	$1,482,907

See Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	November 1,	November 3,
(In thousands)	2008	2007
Operating activities:
Net income	$146,330	$259,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,425	80,724
Share-based compensation	16,899	26,802
Deferred income taxes	4,337	(24,398)
Tax benefit from share-based payments	1,117	7,127
Foreign currency transaction loss	293	1,798
Excess tax benefit from share-based payments	(279)	(5,985)
Other-than-temporary impairment charges	19,885	—
Changes in assets and liabilities:
Merchandise inventory	(142,145)	(123,096)
Accounts and note receivable	(13,288)	(7,163)
Prepaid expenses and other	(10,422)	(5,136)
Other assets, net	2,263	(4,488)
Accounts payable	37,287	32,458
Unredeemed gift cards and gift certificates	(25,528)	(24,876)
Deferred lease credits	22,744	2,396
Accrued income and other taxes	(11,926)	(5,004)
Accrued liabilities	(27,561)	(22,680)

Total adjustments	(31,899)	(71,521)

Net cash provided by operating activities	114,431	188,019
Investing activities:
Capital expenditures	(226,666)	(190,536)
Purchase of investments	(49,375)	(882,277)
Sale of investments	384,395	1,226,385
Other investing activities	(1,686)	(699)

Net cash provided by investing activities	106,668	152,873
Financing activities:
Payments on capital leases	(1,758)	(1,337)
Net proceeds from issuance of notes payable	75,000	—
Repurchase of common stock as part of publicly announced programs	—	(243,219)
Repurchase of common stock from employees	(3,414)	(12,292)
Net proceeds from stock options exercised	3,651	12,762
Excess tax benefit from share-based payments	279	5,985
Cash dividends paid	(61,448)	(59,754)

Net cash provided by (used for) financing activities	12,310	(297,855)

Effect of exchange rate changes on cash	(16,633)	2,103

Net increase in cash and cash equivalents	216,776	45,140
Cash and cash equivalents — beginning of period	116,061	59,737

Cash and cash equivalents — end of period	$332,837	$104,877

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$107,481	$176,739
Cash paid during the period for interest	$880	$85

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at November 1, 2008 and November 3, 2007 and for the 13 and 39 week periods ended November 1, 2008 and November 3, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2007 Annual Report. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At November 1, 2008, the Company operated in one reportable segment.
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
Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore need to be included in computing earnings per share under the two-class method, as described in Statement of Financial Accounting Standards (“SFAS”) No. 128 Earnings Per Share (“SFAS No. 128”). This FSP will be effective for the Company beginning in the first quarter of Fiscal 2009 and will be applied retrospectively in accordance with the FSP. The Company does not expect that the adoption of FSP EITF No. 03-6-1 will have a material impact on its Consolidated Financial Statements.
In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) when the market for a financial asset is not active, specifically regarding consideration of management’s internal assumptions in measuring fair value when observable data are not present, how observable market information from an inactive market should be taken into account, and the use of broker quotes or pricing services in assessing the relevance of observable and unobservable data. This FSP is effective immediately. The Company considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values of its investment portfolio as of November 1, 2008. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our investment portfolio.
Foreign Currency Translation
The Canadian dollar is the functional currency for the Canadian business. In accordance with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”), assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (see Note 7 to the Consolidated Financial Statements).
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

Other-than-Temporary Impairment
For the 13 and 39 weeks ended November 1, 2008, the Company recorded other-than-temporary impairment (“OTTI”) charges, related to its auction-rate securities (“ARS”), of $19.9 million. Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding our OTTI charge.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of November 1, 2008, short-term investments included investments that the Company expects to be called within 12 months based on call history and/or notice from the issuers. These short-term investments consisted of ARS classified as available-for-sale that have been called or have experienced partial redemptions during the 13 weeks ended November 1, 2008.
As of November 1, 2008, long-term investments included investments with remaining maturities of greater than 12 months and consisted of auction-rate securities classified as available-for-sale that have experienced failed auctions or have long-term auction resets. In addition, long-term investments included perpetual preferred securities that the Company currently intends to hold for greater than one year. The remaining contractual maturities of our ARS classified as long-term investments is three to 39 years. The weighted average contractual maturity for our long-term investments is approximately 26 years.
Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.
The Company evaluates its investments for impairment in accordance with FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value.
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
Income Taxes
The Company calculates income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. As a result of adopting FIN 48, the Company recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.
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
Goodwill
As of November 1, 2008, the Company had approximately $10.7 million of goodwill, which is primarily related to the acquisition of our importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. As of August 2, 2008, the Company had approximately $11.4 million of goodwill. The decrease is the result of foreign currency translation. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.
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
On July 8, 2007, the Company discontinued assessing a service fee on inactive gift cards. As a result, the Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 and 39 weeks ended November 1, 2008, the Company recorded $1.4 million and $4.4 million of revenue related to gift card breakage. The Company recorded $1.1 million of revenue related to gift card breakage during the 13 weeks ended November 3, 2007. For the 39 weeks ended November 3, 2007, the Company recorded breakage revenue of $5.9 million, which included cumulative breakage revenue related to gift cards issued since the Company introduced its gift card program.
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
Points earned under the credit card rewards program on purchases at AE and aerie are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award gift card is redeemed or when the points expire. Additionally, credit card reward points earned on non-AE or aerie purchases are accounted for in accordance with EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”). As the points are earned, a current liability is recorded for the estimated cost of the award gift card, and the impact of adjustments is recorded in cost of sales.
The Company also offers its customers the AE All-Access Pass (the “Pass”), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company has historically accounted for the credits earned using the Pass in accordance with EITF 01-09. However, in connection with the launch of the credit card rewards program, the Company determined that these credits should be accounted for consistently in accordance with EITF 00-21. The effect of applying EITF 00-21 did not have a material impact on the Company’s Consolidated Financial Statements. Accordingly, beginning in Fiscal 2008, the portion of the sales revenue attributed to the award credits is deferred and recognized when the award credits are redeemed or expire.
Stock Repurchases
During Fiscal 2007, the Company’s Board of Directors (“the Board”) authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, the Company repurchased 18.7 million shares as part of its publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. Of this amount, 8.9 million shares were purchased during the 39 weeks ended November 3, 2007 for $243.2 million, at a weighted average share price of $27.31. The Company did not repurchase any shares as part of its publicly announced repurchase programs during the 39 weeks ended November 1, 2008. As of November 1, 2008, the Company had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.
During the 39 week periods ended November 1, 2008 and November 3, 2007, the Company repurchased approximately 0.2 million and 0.4 million shares, respectively, from certain employees at market prices totaling approximately $3.4 million and $12.3 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).
Earnings Per Share
The following table shows the amounts used in computing earnings per share.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In thousands)	2008	2007	2008	2007
Net income	$42,604	$99,426	$146,330	$259,540
Weighted average common shares outstanding:
Basic shares	205,119	214,719	205,063	217,933
Dilutive effect of stock options and non-vested restricted stock	2,215	4,067	2,590	4,379

Diluted shares	207,334	218,786	207,653	222,312

Equity awards to purchase approximately 8.4 million and 8.3 million shares of common stock during the 13 weeks and 39 weeks ended November 1, 2008 and approximately 2.8 million and 2.7 million shares during the 13 and 39 weeks ended November 3, 2007, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for the 13 weeks and 39 weeks ended November 1, 2008 approximately 0.9 million and 0.8 million shares and approximately 0.6 million shares for both the 13 and 39 weeks ended November 3, 2007, of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.
Segment Information
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has identified four operating segments (American Eagle Brand US and Canadian stores, aerie by American Eagle retail stores, MARTIN + OSA retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131.
Reclassification
Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.
3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments
The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded as cash and cash equivalents, short-term investments and long-term investments on the Consolidated Balance Sheets:

	November 1,	February 2,	November 3,
(In thousands)	2008	2008	2007
Cash and cash equivalents:
Cash	$50,949	$45,422	$63,886
Money-market	281,888	70,639	40,991

Total cash and cash equivalents	332,837	116,061	104,877
Short-term investments:
Student-loan backed ARS	—	248,800	163,300
Treasury and agency ARS	—	20,172	76,158
State and local government ARS	11,100	136,161	101,147
Auction-rate preferred securities (“ARPS”)	—	98,745	173,890

Total short-term investments	11,100	503,878	514,495
Long-term investments:
Student-loan backed ARS	189,541	—	—
Treasury and agency ARS	—	122,811	136,244
State and local government ARS	60,441	6,419	6,410
Auction-rate preferred securities	21,444	36,580	25,000
Preferred securities	155	—	—

Total long-term investments	271,581	165,810	167,654

Total	$615,518	$785,749	$787,026

Proceeds from the sale of available-for-sale securities were $384.4 million and $1.226 billion for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively. These proceeds are offset against purchases of $49.4 million and $882.3 million for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively.
As of November 1, 2008, the Company had a total of $615.5 million in cash and cash equivalents, short-term and long-term investments, which included $282.5 million of investments in ARS and $0.2 million of preferred securities, net of $30.0 million of temporary impairment and $19.9 million in other-than-temporary impairment. Of the net $282.5 million of ARS, $247.8 million is held in custodial accounts by Citigroup Global Markets Inc., $30.1 million is held in custodial accounts by Barclays Capital, Inc. (formerly held by Lehman Brothers Holdings, Inc. (“Lehman”)), and $4.6 million is held in custodial accounts by Allegiant. The Company’s short-term and long-term investments consisted of the following:

			Temporary Impairment	OTTI
			39 weeks ended November	13 and 39 weeks ended	Carrying Value as of
(in thousands, except no. of issues amount)	No. of issues	Par Value	1, 2008	November 1, 2008	November 1, 2008

Auction-rate securities (“ARS”):
Closed-end municipal fund ARS	6	$43,300	$—	$—	$43,300
Municipal Bond ARS	5	28,850	609	—	28,241
Auction rate preferred securities	8	44,400	6,916	16,040	21,444
Federally-insured student loan ARS	16	158,000	5,050	—	152,950
Private-insured student loan ARS	6	54,000	17,409	—	36,591

Total Auction-rate securities	41	328,550	29,984	16,040	282,526

Preferred Stock	1	4,000	—	3,845	155

Total	42	$332,550	$29,984	$19,885	$282,681

ARPS are a type of ARS that have an underlying asset of perpetual preferred stock.  In the event of default or liquidation of the collateral by the ARS issuer or trustee, the Company is entitled to receive non-convertible preferred shares in the ARS issuer.  Lehman (which filed for Chapter 11 bankruptcy protection during September 2008) acted as the broker and auction agent for all of the ARPS held by the Company.  The Lehman bankruptcy has resulted in the dissolution of the investment trust for the Federal Home Loan Mortgage Corporation (“Freddie Mac”) ARPS and distribution of the underlying Freddie Mac preferred stock.  Consequently, during the 13 weeks ended November 1, 2008, the Company received 160,000 preferred shares of Freddie Mac.  At November 1, 2008, the Freddie Mac preferred shares were no longer paying dividends.  The Company valued these shares based on their quoted market price at the end of the quarter.  Due to the liquidation of the trust and the receipt of the underlying preferred shares, as well as the significance of the price decline, the Company recorded an OTTI charge of $3.9 million for the 13 weeks ended November 1, 2008.
Furthermore, as a result of the Lehman bankruptcy, it is probable that the respective trust of each of the Company’s remaining ARPS (with the exception of two non-Lehman trust investments) will be dissolved at the next auction date and the Company will receive the underlying preferred stock of the respective issuer.  All of these issues of preferred stock are publicly traded and have experienced a significant decline in value.  Since it is unlikely that these investments will recover in value in the near term, for the 13 weeks ended November 1, 2008, the Company recorded an OTTI charge of $16.0 million based on the closing market price for the preferred shares on October 31, 2008.
In addition to the OTTI recorded, as a result of the current market conditions, the Company recorded a net incremental temporary impairment charge of $21.8 million in connection with the valuation of the remainder of its ARS portfolio at November 1, 2008, bringing the net year-to-date temporary impairment to $30.0 million.
For instruments deemed to be temporarily impaired, the Company believes that these ARS investments can be liquidated through successful auctions or redemptions at par plus accrued interest. The Company maintains its ability and intent to hold these investments until recovery of market value occurs and believes that the current illiquidity and impairment of these investments is temporary.  In addition, the Company believes that the current lack of liquidity relating to ARS investments will have no impact on its ability to fund its ongoing operations and growth initiatives.
The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.  If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional OTTI and/or temporary impairment.
See Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our ARS.

4. Fair Value Measurements
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
Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities. Cash and cash equivalents as well as short-term and long-term investments with active markets are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Items reported at fair value utilizing Level 2 inputs consist of short-term and long-term investments. The Company has concluded that the ARPS with underlyings of publicly traded preferred stock that it has classified as long-term due to failed auctions represent a Level 2 valuation and have been valued using the publicly available trading prices of the underlying preferred shares as the basis for its valuation.

•	Level 3 – Unobservable inputs (i.e., projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has concluded that the ARS that it has classified as long-term due to failed auctions or have long-term auction resets, as well as ARPS with underlyings of non-publicly traded preferred stock, represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.
As of November 1, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction-rate securities.
In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of November 1, 2008:

	Fair Value Measurements at November 1, 2008
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of November	Identical Assets	Observable Inputs	Inputs
(in thousands)	1, 2008	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$50,949	$50,949	$—	$—
Money-market	281,888	281,888	—	—

Total cash and cash equivalents	332,837	332,837	—	—
Short-term Investments
State and local government ARS	11,100	—	11,100	—

Total Short-term Investments	11,100	—	11,100	—
Long-term Investments
Student-loan backed ARS	189,541	—	—	189,541
State and local government ARS	60,441	—	—	60,441
Auction rate preferred securities	21,444	—	13,360	8,084
Preferred securities	155	155	—	—

Total Long-term Investments	271,581	155	13,360	258,066

Total	$615,518	$332,992	$24,460	$258,066

The Company used a discounted cash flow (“DCF”) model to value its Level 3 investments.  The assumptions in the Company’s model included different recovery periods depending on the type of security and varying discount factors for yield and illiquidity.  These assumptions are subjective.  They are based on the Company’s current judgment and its view of current market conditions.  The use of different assumptions would result in a different valuation and related charge.
As a result of the discounted cash flow analysis, for the 13 weeks ended November 1, 2008, the Company recorded a net temporary impairment of $21.8 million in addition to the $8.2 million of temporary impairment recorded during the 26 weeks ended August 2, 2008. These amounts were recorded in other comprehensive income (“OCI”). The Company also recorded an OTTI charge of $19.9 million during the period in relation to certain ARPS and preferred securities. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student	Auction-
			Loan-	Rate
		Auction-	Backed	Dividend
		Rate	Auction-	Received
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities

Carrying Value at Feb 2, 2008	$—	$—	$—	$—
Additions to Level 3 upon adoption of SFAS No. 157 (1)	340,475	84,575	212,000	43,900
Settlements	(17,025)	(17,025)	—	—
Transfer out of Level 3 (2)	(35,400)	(6,500)	—	(28,900)
Gains and losses:
Reported in earnings	—	—	—	—
Reported in OCI	(29,984)	(609)	(22,459)	(6,916)

Balance at Nov 1, 2008	$258,066	$60,441	$189,541	$8,084

(1)	Represents amounts transferred upon the adoption of SFAS No. 157 during the first quarter of Fiscal 2008

(2)	Transfers out of Level 3 include ARPS (into Level 2), preferred securities (into Level 1) and securities that have experienced partial clears (into Level 2). The OTTI charge of $19.9 million that was reported in earnings was taken on Level 2 securities transferred from Level 3 during the third quarter.
5. Property and Equipment
Property and equipment consists of the following:

	November 1,	February 2,	November 3,
(In thousands)	2008	2008	2007
Property and equipment, at cost	$1,284,866	$1,091,311	$1,041,581
Less: Accumulated depreciation and amortization	(536,601)	(465,743)	(443,633)

Net property and equipment	$748,265	$625,568	$597,948

6. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with three separate financial institutions under which it may borrow an aggregate of $300.0 million. Of this amount, $100.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at the Company’s discretion. As of November 1, 2008, the Company had outstanding demand letters of credit of $99.8 million and demand line borrowings of $75.0 million. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines was 2.58% and the Company has incorporated the demand line proceeds into working capital.

7. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In thousands)	2008	2007	2008	2007
Net income	$42,604	$99,426	$146,330	$259,540
Other comprehensive (loss) income:
Temporary impairment related to auction-rate securities (1)	(24,951)	—	(29,984)	—
Unrealized (loss) income on investments, net of tax	(13)	461	(330)	223
Reclassification adjustment for (gain) loss realized in net income related to the sale of available-for-sale securities, net of tax	—	—	(51)	261
Foreign currency translation adjustment	(24,465)	12,195	(28,438)	19,839

Other comprehensive (loss) income:	(49,429)	12,656	(58,803)	20,323

Total comprehensive (loss) income	($6,825)	$112,082	$87,527	$279,863

(1)	As of August 2, 2008, the Company did not record a valuation allowance on the $3.1 million deferred tax asset related to the temporary impairment of ARS. As of November 1, 2008, the Company does not believe it is more likely than not the deferred tax asset related to its ARS will be realized. Therefore, as of November 1, 2008 a valuation allowance of $11.4 million has been recorded against the deferred tax asset related to the temporary impairment of the ARS.
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
Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 1, 2008 was $4.0 million ($2.5 million, net of tax) and $16.9 million ($10.5 million, net of tax), respectively, and for the 13 and 39 weeks ended November 3, 2007, was $7.1 million ($4.4 million, net of tax) and $26.8 million ($16.5 million, net of tax), respectively.
Stock Option Grants
A summary of the Company’s stock option activity for the 39 weeks ended November 1, 2008 follows:

	39 Weeks Ended
	November 1, 2008 (1)
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — February 2, 2008	12,915,576	$14.41
Granted	3,453,807	$21.13
Exercised (2)	443,729	$8.46
Cancelled	704,608	$23.51

Outstanding — November 1, 2008	15,221,046	$15.68	4.4	$27,947

Vested and expected to vest - November 1, 2008	14,762,423	$15.46	4.4	$27,905

Exercisable — November 1, 2008	6,406,930	$6.81	2.9	$27,633

(1)	As of November 1, 2008, the Company had approximately 4.8 million shares available for stock option grants.

(2)	Options exercised during the 39 weeks ended November 1, 2008 had exercise prices ranging from $1.98 to $19.74.

The weighted-average grant date fair value of stock options granted during the 39 weeks ended November 1, 2008 and November 3, 2007 was $7.22 and $10.74, respectively. The aggregate intrinsic value of options exercised during the 39 weeks ended November 1, 2008 and November 3, 2007 was $3.9 million and $21.7 million, respectively.
Cash received from the exercise of stock options was $3.7 million for the 39 weeks ended November 1, 2008 and $12.8 million for the 39 weeks ended November 3, 2007. The actual tax benefit realized from stock option exercises totaled $1.1 million for the 39 weeks ended November 1, 2008 and $7.1 million for the 39 weeks ended November 3, 2007.
The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	November 1,	November 3,
Black-Scholes Option Valuation Assumptions	2008	2007
Risk-free interest rate (1)	2.5%	4.5%
Dividend yield	1.7%	0.9%
Volatility factor (2)	44.4%	39.2%
Weighted-average expected term (3)	4.3 years	4.4 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the 39 weeks ended November 1, 2008 was determined based on historical experience. The weighted average expected option term for the 39 weeks ended November 3, 2007 was determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

(4)	Based upon historical experience.
As of November 1, 2008, there was $25.1 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.0 years.
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

	39 Weeks Ended
	November 1, 2008
		Weighted-
		Average Grant
Time-Based Restricted Stock	Shares	Date Fair Value
Nonvested — February 2, 2008	74,500	$19.97
Granted	—	—
Vested	(18,500)	$20.25
Cancelled	—	—

Nonvested — November 1, 2008	56,000	$19.88

	39 Weeks Ended
	November 1, 2008
		Weighted-
		Average Grant
Performance-Based Restricted Stock	Shares	Date Fair Value
Nonvested — February 2, 2008	612,575	$29.73
Granted	878,415	$21.24
Vested	(433,983)	$29.72
Cancelled	(200,792)	$28.80

Nonvested — November 1, 2008	856,215	$21.24
As of November 1, 2008, there was $0.3 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of six months.
9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended November 1, 2008 was 46.4% compared to 37.0% for the 13 weeks ended November 3, 2007. The effective income tax rate based on actual operating results for the 39 weeks ended November 1, 2008 was 40.0% compared to 37.7% for the 39 weeks ended November 3, 2007. The higher effective income tax rate during Fiscal 2008 is primarily the result of the impairment charge recorded in connection with the valuation of certain auction-rate securities and preferred stock in which no income tax benefit was recognized offset by state income tax settlements and other changes in income tax reserves.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FIN 48 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. There were no material adjustments to our recorded liability for unrecognized tax benefits during the 13 weeks ended November 1, 2008. Over the next twelve months the Company believes that it is reasonably possible that the liability for unrecognized tax benefits may decrease by approximately $15 million due to settlements, expiration of the statute of limitations or other changes in unrecognized tax benefits.
Due to the completion of the second phase of our Ottawa, Kansas distribution center in 2007, we remain eligible for approximately $3.7 million (net of federal taxes) of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 2017 and 2018. Due to the uncertainties related to the future use of the credits, a valuation allowance of $2.9 million (net of federal taxes) remains as of November 1, 2008.
The Company has recorded a valuation allowance against the deferred tax assets arising from the other than temporary impairment of certain auction-rate securities and preferred stock, the temporary impairment of certain auction-rate securities included in other comprehensive income, and the Kansas income tax credit carryforward (discussed above). As of November 1, 2008, the valuation allowance totaled $21.9 million (of which $11.4 million is recorded in other comprehensive income). No other valuation allowances have been recorded against deferred tax assets because management believes it is more likely than not that the full amount of the deferred tax assets will be realized in the future.

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
11. Subsequent Event
Subsequent to the 39 weeks ended November 1, 2008, as discussed in Note 3 to the Consolidated Financial Statements, the trust of one additional ARPS was dissolved. Consequently, the Company received 200,000 preferred shares of a separate corporation. These shares have a par value of $5.0 million and were trading at $7.74 per share as of November 20, 2008, the date the Company received the shares. We recorded an OTTI charge during the 13 weeks ended November 1, 2008 of $2.9 million related to the ARPS using the price as of November 1, 2008. The Company will continue to monitor the value of these shares and will record additional temporary or other than temporary impairment as appropriate.
Also, subsequent to the 39 weeks ended November 1, 2008, the Company increased its demand letter of credit facility to $150.0 million from $100.0 million.  This increases the aggregate total under which the company may borrow under agreements with three separate financial institutions to $350.0 million from $300.0 million.  This increase provides the Company with greater financial flexibility during peak merchandise purchasing periods. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding credit facilities.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the 13 week and 39 week periods ended November 1, 2008 and November 3, 2007, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of November 1, 2008 and November 3, 2007, and the related consolidated statements of operations and retained earnings for the three and nine months ended November 1, 2008 and November 3, 2007 and the consolidated statements of cash flows for the nine month periods ended November 1, 2008 and November 3, 2007. These financial statements are the responsibility of the Company’s management.
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
December 2, 2008

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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of approximately 12 new American Eagle stores and 17 new aerie stores in the United States and Canada during Fiscal 2009;

•	the selection of approximately 25 to 35 American Eagle stores in the United States and Canada for remodeling during Fiscal 2009;

•	the future opening of 77kids by american eagle stores;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA and martinandosa.com;

•	the success of aerie by american eagle and aerie.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions and/or internally developing additional new brands;

•	the possibility that we may be required to take additional temporary or other-than-temporary impairment charges relating to our ARS investments; and

•	the possibility that the amounts drawn on our demand borrowing agreements will be called for repayment and that the facilities may not be available for future borrowings.
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
Results of Operations
Overview
During the 13 weeks ended November 1, 2008 (“the third quarter”), the retail environment proved to be challenging. A slowing economy and decreased consumer demand led to a decline in store traffic and sales transactions per store, leading us to implement a stronger promotional strategy than last year. Total sales increased 1% to $754.0 million for the third quarter, compared to $744.4 million in the prior year, while comparable store sales declined 7% to last year.
Our operating margin was 12.6% in the third quarter, compared to 20.3% for the 13 weeks ended November 3, 2007.  The decrease was largely due to increased promotions during the third quarter as well as the 7% decline in comparable store sales.
Net income for the third quarter decreased 57% to $42.6 million, or 5.6% as a percent of net sales.  Net income per diluted common share also decreased 53% to $0.21 versus $0.45 last year. The decline in net income per share is attributed to the decline in operating margin as well as the OTTI charge of $19.9 million relating to our ARS.
We ended the third quarter with $615.5 million in cash and cash equivalents, short-term and long-term investments.  During the period, we continued to make significant investments in our business, including $69.2 million in capital expenditures.  These expenditures related primarily to new and remodeled stores in the U.S. and Canada, as well as headquarters, point-of-sale and distribution center projects.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	59.0	52.6	58.6	53.0

Gross profit	41.0	47.4	41.4	47.0
Selling, general and administrative expenses	24.1	23.4	25.0	24.2
Depreciation and amortization expense	4.3	3.7	4.5	3.9

Operating income	12.6	20.3	11.9	18.9
Other income, net	0.5	0.9	0.7	1.3
Other-than-temporary impairment charge	2.6	—	0.9	—

Income before income taxes	10.5	21.2	11.7	20.2
Provision for income taxes	4.9	7.8	4.7	7.6

Net Income	5.6%	13.4%	7.0%	12.6%

The following table shows our consolidated store data for the 39 weeks ended November 1, 2008 and November 3, 2007.

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
Number of stores:
Beginning of period	987	911
Opened	113	66
Closed	(4)	(3)

End of Period	1,096	974

Total gross square feet at end of period	6,310,402	5,618,474

Our operations are conducted in one reportable segment which includes 958 U.S. and Canadian AE retail stores, 111 aerie stand-alone retail stores, AEO Direct and 27 MARTIN + OSA retail stores.
Comparison of the 13 weeks ended November 1, 2008 to the 13 weeks ended November 3, 2007
Net Sales
Net sales for the 13 weeks ended November 1, 2008 increased 1% to $754.0 million compared to $744.4 million for the 13 weeks ended November 3, 2007. The decline in net sales was a result of a decline in traffic and lower transactions per store, which led to third quarter comparable store sales decreasing 7%, compared to a 2% increase last year. American Eagle Brand men’s comparable store sales increased 7% to last year while women’s decreased 16% to last year.
Gross Profit
Gross profit for the third quarter was $309.4 million, or 41.0% as a rate to sales, compared to $352.9 million, or 47.4% as a rate to sales last year. Merchandise margin declined by 470 basis points, primarily due to higher markdowns, and an increase in the cost of merchandise. Buying, occupancy and warehousing costs increased by 170 basis points, due to de-leveraging of rent related to new store openings and the third quarter comparable store sales decline. There was $1.3 million of share-based payment expense included in gross profit for the period compared to $1.4 million last year.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased approximately 4% to $181.7 million from $174.2 million, and increased by 70 basis points, as a percent to net sales, to 24.1% from 23.4% last year. The higher rate is primarily due to the negative comparable store sales. There was $2.7 million of share-based payment expense included in selling, general and administrative expenses compared to $5.7 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 4.3% for the third quarter compared to 3.7% for the corresponding period last year. Depreciation and amortization expense increased to $32.8 million compared to $27.9 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, point-of sale system, distribution centers, and our corporate headquarters.
Other Income, Net
Other income, net decreased to $4.5 million from $6.9 million compared to last year primarily due to lower interest income as a result of lower investment balances, lower interest rates and increased interest expense related to our demand line borrowings.
Other-than-Temporary Impairment
Other-than-temporary impairment relating to our auction-rate securities was $19.9 million for the 13 weeks ended November 1, 2008. There was no other-than-temporary impairment recorded during the 13 weeks ended November 3, 2007.
Refer to the auction-rate securities caption under our Liquidity and Capital Resources discussion included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Provision for Income Taxes
The effective income tax rate for the 13 weeks ended November 1, 2008 was 46.4% compared to 37.0% for the 13 weeks ended November 3, 2007. The higher effective income tax rate during Fiscal 2008 is primarily the result of the impairment charge recorded in connection with the valuation of certain auction-rate securities and preferred stock in which no income tax benefit was recognized.
Net Income
Net income decreased approximately 57% to $42.6 million, or 5.6% as a percent to net sales, from $99.4 million, or 13.4% as a percent to net sales last year. Net income per diluted common share decreased to $0.21 from $0.45 in the prior year. The decrease in net income was attributable to the factors noted above.

Comparison of the 39 weeks ended November 1, 2008 to the 39 weeks ended November 3, 2007
Net Sales
Net sales for the 39 weeks ended November 1, 2008 increased 1% to $2.083 billion compared to $2.060 billion for the 39 weeks ended November 3, 2007. Increased net sales were a result of a 12% increase in square footage as well as an increase in sales from our e-commerce operation partially offset by a 7% comparable store sales decline.
Gross Profit
Gross profit decreased approximately 11% to $862.5 million from $967.8 million last year. As a percent to net sales, gross margin declined 560 basis points to a rate of 41.4% compared to 47.0% last year. The primary cause of the reduced margin was increased markdowns as a result of lower than expected sales. In addition, rent increased as a percent to net sales due to new store openings. There was $4.1 million of share-based payment expense included in gross profit for the period compared to $4.7 million last year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased approximately 4% to $519.3 million from $497.5 million, and increased by 80 basis points, as a percent to net sales, to 25.0% from 24.2% last year. The higher rate this quarter is primarily due to the comparable store sales decline. Other factors include increases in total compensation and benefits as a percent to net sales. There was $12.8 million of share-based payment expense included in selling, general and administrative expenses compared to $22.1 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 4.5% for the 39 weeks ended November 1, 2008 compared to 3.9% for the corresponding period last year. Depreciation and amortization expense increased to $94.4 million compared to $80.7 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, point-of-sale system, distribution centers and our corporate headquarters.
Other Income, Net
Other income, net decreased to $14.9 million from $27.0 million compared to last year primarily due to lower interest income as a result of lower investment balances, lower interest rates and increased interest expense related to our demand line borrowings.
Other-than-Temporary Impairment
Other-than-temporary impairment relating to our auction-rate securities was $19.9 million for the 39 weeks ended November 1, 2008. There was no other-than-temporary impairment recorded during the 39 weeks ended November 3, 2007.
Refer to the auction-rate securities caption under our Liquidity and Capital Resources discussion included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Provision for Income Taxes
The effective income tax rate for the 39 weeks ended November 1, 2008 was 40.0% compared to 37.7% for the 39 weeks ended November 3, 2007. The higher effective income tax rate during Fiscal 2008 is primarily the result of the impairment charge recorded in connection with the valuation of certain auction-rate securities and preferred stock in which no income tax benefit was recognized offset by state income tax settlements and other changes in income tax reserves.
Net Income
Net income decreased approximately 44% to $146.3 million, or 7.0% as a percent to net sales, from $259.5 million, or 12.6% as a percent to net sales last year. Net income per diluted common share decreased to $0.70 from $1.17 in the prior year. The decrease in net income was attributable to the factors noted above.

Impact of Current Market Conditions
Our sales performance for the 13 weeks ended November 1, 2008 reflects the slowing overall economy and the challenging retail environment.  The third quarter results are also reflective of a highly promotional sales environment across the retail sector. The ongoing weakness in the economy and credit market uncertainty continue to negatively impact consumer confidence and spending.
As a result, during the 13 weeks ended November 1, 2008, store traffic declined 5% leading to comparable store sales decline 7% compared to the prior year.  These declines have resulted in the Company being more promotional. We anticipate market conditions to remain challenging through the end of Fiscal 2008 and into early 2009.
Income Taxes
Effective February 4, 2007, we adopted FIN 48. As a result of adopting FIN 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007.
There were no material adjustments to our recorded liability for unrecognized tax benefits during the 13 weeks ended November 1, 2008. Over the next twelve months the Company believes that it is reasonably possible that the liability for unrecognized tax benefits may decrease by approximately $15 million due to settlements, expiration of the statute of limitations or other changes in unrecognized tax benefits.
Due to the completion of the second phase of our Ottawa, Kansas distribution center in 2007, we remain eligible for approximately $3.7 million (net of federal taxes) of nonrefundable incentive tax credits in Kansas. These credits can be utilized to offset future Kansas income taxes and will expire in 2017 and 2018. Due to the uncertainties related to the future use of the credits, a valuation allowance of $2.9 million (net of federal taxes) remains as of November 1, 2008.
The Company has recorded a valuation allowance against the deferred tax assets arising from the other than temporary impairment of certain auction-rate securities and preferred stock, the temporary impairment of certain auction-rate securities included in other comprehensive income, and the Kansas income tax credit carryforward (discussed above). As of November 1, 2008 the valuation allowance totaled $21.9 million (of which $11.4 million is recorded in other comprehensive income). No other valuation allowances have been recorded against deferred tax assets because management believes it is more likely than not that the full amount of the deferred tax assets will be realized in the future.
Fair Value Measurements
Our auction-rate securities were measured at fair value using both Level 2 and Level 3 inputs as of November 1, 2008. See Notes 3 and 4 to our Consolidated Financial Statements for additional information on our auction-rate securities, including a description of the securities and a discussion of the uncertainties relating to their liquidity.
Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities. Cash and cash equivalents as well as short-term and long-term investments with active markets are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Items reported at fair value utilizing Level 2 inputs consist of short-term and long-term investments. The Company has concluded that the ARPS with underlyings of publicly traded preferred stock that it has classified as long-term due to failed auctions represent a Level 2 valuation and have been valued using the publicly available trading prices of the underlying preferred shares as the basis for its valuation.

•	Level 3 – Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has concluded that the ARS that it has classified as long-term due to failed auctions or have long-term auction resets, as well as ARPS with underlyings of non-publicly traded preferred stock, represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.

In prior periods, due to the auction process which took place every 30 to 35 days for most securities, quoted market prices were readily available, thus qualifying as Level 1 under SFAS No. 157.  However, due to events in credit markets beginning in the first quarter of 2008, the auction events for most of these instruments failed and therefore we have determined the estimated fair values of these securities using Level 2 and/or Level 3 inputs.
We determined that our Level 3 investments should be valued using a discounted cash flow analysis.  The assumptions in our model included different recovery periods depending on the type of security and varying discount factors for yield and illiquidity. These assumptions are subjective.  They are based on our current judgment and our view of current market conditions.  The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in auction-rate securities by approximately $4.5 million. An increase to the yield and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in auction-rate securities by approximately $6.4 million.
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
The following sets forth certain measures of our liquidity:

	November 1,	February 2,	November 3,
	2008	2008	2007
Working Capital (in 000’s)	$484,972	$644,656	$731,333
Current Ratio	2.15	2.71	2.81
The decrease in working capital as of November 1, 2008 compared to February 2, 2008 and November 3, 2007 is primarily related to the reduction in short-term investments and an increase in borrowings.
Cash Flows from Operating Activities
Net cash used for operating activities totaled $114.4 million for the 39 weeks ended November 1, 2008. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.
Cash Flows from Investing Activities
Investing activities for the 39 weeks ended November 1, 2008 included $335.0 million from the net sale of investments classified as available-for-sale, partially offset by $226.7 million used for capital expenditures.
Cash Flows from Financing Activities
Cash provided by financing activities primarily included proceeds from a $75.0 million borrowing against our demand facilities, partially offset by $61.4 million used for the payment of dividends.
Auction-Rate Securities
As of November 1, 2008, we had a total of $615.5 million in cash and cash equivalents, short-term and long-term investments, which included $282.5 million of investments in ARS and $0.2 million of preferred securities, net of $30.0 million of temporary impairment and $19.9 million in other-than-temporary impairment. Our short-term and long-term investments consist of the following:

			Temporary Impairment	OTTI
			39 weeks ended November	13 and 39 weeks ended	Carrying Value as of
(in thousands, except no. of issues amount)	No. of issues	Par Value	1, 2008	November 1, 2008	November 1, 2008
Auction-rate securities (“ARS”):
Closed-end municipal fund ARS	6	$43,300	$—	$—	$43,300
Municipal Bond ARS	5	28,850	609	—	28,241
Auction rate preferred securities	8	44,400	6,916	16,040	21,444
Federally-insured student loan ARS	16	158,000	5,050	—	152,950
Private-insured student loan ARS	6	54,000	17,409	—	36,591

Total Auction-rate securities	41	328,550	29,984	16,040	282,526

Preferred Stock	1	4,000	—	3,845	155

Total	42	$332,550	$29,984	$19,885	$282,681

ARPS are a type of ARS that have an underlying asset of perpetual preferred stock.  In the event of default or liquidation of the collateral by the ARS issuer or trustee, we are entitled to receive non-convertible preferred shares in the ARS issuer.  Lehman (which filed for Chapter 11 bankruptcy protection during September 2008) acted as the broker and auction agent for all of the ARPS held by the Company.  The Lehman bankruptcy has resulted in the dissolution of the investment trust for the Freddie Mac ARPS and distribution of the underlying Freddie Mac preferred stock.  Consequently, during the 13 weeks ended November 1, 2008, we received 160,000 preferred shares of Freddie Mac.  At November 1, 2008, the Freddie Mac preferred shares were no longer paying dividends.  We valued these shares based on their quoted market price at the end of the quarter.  Due to the liquidation of the trust and the receipt of the underlying preferred shares, as well as the significance of the price decline, we recorded an OTTI charge of $3.9 million for the 13 weeks ended November 1, 2008.
Furthermore, as a result of the Lehman bankruptcy, it is probable that the respective trust of each of our remaining ARPS (with the exception of two non-Lehman trust investments) will be dissolved at the next auction date and we will receive the underlying preferred stock of the respective issuer.  All of these issues of preferred stock are publicly traded and have experienced a significant decline in value.  Since it is unlikely that these investments will recover in value in the near term, for the 13 weeks ended November 1, 2008, we recorded an OTTI charge of $16.0 million based on the closing market price for the preferred shares on October 31, 2008.
In addition to the OTTI recorded, as a result of the current market conditions, we recorded a net incremental temporary impairment charge of $21.8 million in connection with the valuation of the remainder of our ARS portfolio at November 1, 2008, bringing our net year-to-date temporary impairment to $30.0 million.
For instruments deemed to be temporarily impaired, we believe that these ARS investments can be liquidated through successful auctions or redemptions at par plus accrued interest. We maintain our ability and intent to hold these investments until recovery of market value occurs and believe that the current illiquidity and impairment of these investments is temporary.  In addition, we believe that the current lack of liquidity relating to ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.
We continue to monitor the market for ARS and consider the impact, if any, on the fair value of its investments.  If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional OTTI and/or temporary impairment.
As a result of several states’ Attorney General’s actions, during mid-August 2008, several large financial institutions/broker dealers announced that they will purchase auction-rate securities from their clients, beginning in September 2008 through June 2010 at par. Prior to this announcement, these securities had experienced failed auctions and were illiquid. While these purchases are intended to restore liquidity to the ARS market, at this time we cannot determine if any of our ARS investments will be included in the announced purchases. As a result, we have not considered any of these announcements in the valuation of our ARS at November 1, 2008.
See Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our ARS.

Credit Facilities
We have borrowing agreements with three separate financial institutions under which we may borrow an aggregate of $300.0 million. Of this amount, $100.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at our discretion. As of November 1, 2008, we had outstanding demand letters of credit of $99.8 million and demand line borrowings of $75.0 million. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines was 2.58% and we have incorporated the demand line proceeds into working capital.
Subsequent to the 39 weeks ended November 1, 2008, we increased our demand letter of credit facility to $150.0 million from $100.0 million.  This increases the aggregate total under which we may borrow under agreements with three separate financial institutions to $350.0 million from $300.0 million.  This increase provides us with greater financial flexibility during peak merchandise purchasing periods.
Capital Expenditures
Capital expenditures for the 39 weeks ended November 1, 2008 included $115.5 million related to investments in our AE stores, including 113 new AE, aerie, and M+O stores in the United States and Canada, 29 remodeled stores in the United States and fixtures and visual investments. The remaining capital expenditures were primarily related to the expanding our distribution centers, continued construction of our home office campus, and our information technology infrastructure including the roll-out of our new point-of-sale system.
We expect capital expenditures for Fiscal 2008 to be approximately $250 million to $275 million. These expenditures will relate primarily to 77 new aerie stand-alone stores, 35 new and 31 remodeled American Eagle stores in the United States and Canada, approximately 10 new MARTIN + OSA stores, information technology upgrades, the construction of the second phase of our new corporate headquarters, and distribution center expansion/improvement, including the completion of the second phase of our Ottawa, Kansas distribution center expansion. We plan to fund these capital expenditures through existing cash and cash generated from operations.
For Fiscal 2009, we significantly lowered our capital spending plans driven by our decision to open fewer new stores next year. Therefore, we expect capital expenditures to be in the range of $110 million to $135 million with approximately two-thirds of the amount relating to store growth and renovation. This includes approximately 12 new and 25 to 35 remodeled AE stores and 17 new aerie stores. The remaining one-third relates to the completion of our distribution center and headquarters projects. At this time, our 2009 capital expenditures projection does not include new M+O stores.
Stock Repurchases
During Fiscal 2007, our Board authorized a total of 60.0 million shares of common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, we repurchased 18.7 million shares as part of our publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. Of this amount, 8.9 million shares were purchased during the 39 weeks ended November 3, 2007 for $243.2 million, at a weighted average share price of $27.31. We did not repurchase any shares as part of our publicly announced repurchase programs during the 39 weeks ended November 1, 2008. As of November 1, 2008, we had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.
During the 39 week periods ended November 1, 2008 and November 3, 2007, we repurchased approximately 0.2 million and 0.4 million shares, respectively, from certain employees at market prices totaling approximately $3.4 million and $12.3 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Plan.
All of the aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the third quarter of Fiscal 2008, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on October 10, 2008.
Subsequent to the third quarter of Fiscal 2008, our Board declared a quarterly cash dividend of $0.10 per share, payable on January 9, 2009 to stockholders of record at the close of business on December 29, 2008. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends will be paid on a quarterly basis.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 1, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS.
In addition to the updated risk factors below, risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2007 Annual Report on Form 10-K.
The effect of economic pressures and other business factors
During the 39 weeks ended November 1, 2008, the global recession caused uncertainty and a wide-ranging lack of liquidity.  This market uncertainty has resulted in a lack of consumer confidence and widespread reduction of business activity.
The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, thereby adversely impacting our continued growth and results of operations.
Our ability to obtain and/or maintain our credit facilities due to the ramifications of the global credit crisis and corresponding financial institution failures.
We believe that we have sufficient cash flows from operating activities to meet our operating requirements.  In addition, the banks participating in our various credit facilities are currently rated as investment grade, and the entire amounts under the credit facilities are currently available to us.  We draw on our credit facilities to increase our cash position to add financial flexibility.  Although we expect to continue to generate positive cash flow despite a slowing economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future.  Continued negative trends in the credit markets and/or continued financial institution failures could lead to lowered credit availability as well as difficulty in obtaining financing.  In the event of limitations on the Company’s access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.
Our ability to develop the MARTIN + OSA brand
We plan to continue our investment in MARTIN + OSA. Consistent with our lower 2009 capital spending plan, we are not opening any new MARTIN + OSA stores during Fiscal 2009. We will continue to strengthen our operating model with the 28 existing stores and look for ongoing progress in merchandising and consumer awareness. Our strategy includes a targeted marketing plan to drive traffic and brand awareness in several key markets; repositioning the brand by establishing MARTIN + OSA as a destination for sweaters, knits, and denim; and refining our merchandise collection, styles and prices. In light of this strategy, we will continue to evaluate the growth and performance of MARTIN + OSA. There can be no assurance that our strategy will be successful or lead to long-term growth or profitability. If we are unable to succeed in repositioning the brand, this will adversely impact our continued growth and results of operations potentially including restructuring and asset impairment charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 1, 2008.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 3, 2008 through August 30, 2008)	1,211	$13.82	—	41,250,000
Month #2 (August 31, 2008 through October 4, 2008)	—	$	—	41,250,000
Month #3 (October 5, 2008 through November 1, 2008)	1,130	$15.49	—	41,250,000

Total	2,341	$14.63	—	41,250,000

(1)	Shares purchased during Month #1 and #3 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 4, 2008

American Eagle Outfitters, Inc.
(Registrant)

By:	/s/ James V. O’Donnell James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson Joan Holstein Hilson
Executive Vice President and Chief Financial Officer, AE Brand
(Principal Financial Officer and Principal Accounting Officer)