Form 10-K
period 2009-01-31
AMERICAN EAGLE OUTFITTERS INC
filed 2009-03-30
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33338
American Eagle Outfitters, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 13-2721761 (I.R.S. Employer Identification No.)

77 Hot Metal Street, Pittsburgh, PA (Address of principal executive offices)	15203-2329 (Zip Code)

Registrant’s telephone number, including area code:
(412) 432-3300

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $0.01 par value (Title of class)	New York Stock Exchange (Name of each exchange on which registered)

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2008 was $2,443,983,683.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 206,380,486 Common Shares were outstanding at March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2009 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.	BUSINESS.

General

American Eagle Outfitters, Inc., a Delaware corporation, is a leading retailer that operates under the American Eagle Outfitters®, aerie® by American Eagle, 77kidstm by american eagle and MARTIN + OSA® brands.

American Eagle Outfitters designs, markets and sells its own brand of high quality, on-trend clothing, accessories and personal care products at affordable prices while targeting 15 to 25 year-old customers. We opened our first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. American Eagle Outfitters also operates ae.com®, which offers additional sizes, colors and styles of favorite AE® merchandise and ships to 62 countries around the world. The American Eagle Outfitters original collection includes standards like jeans and graphic Ts, as well as essentials like accessories, outerwear, footwear, basics and swimwear under our American Eagle Outfitters, American Eagle® and AE brand names.

During Fiscal 2006, American Eagle Outfitters launched its new intimates brand, aerie by American Eagle (“aerie”). The aerie collection is available in aerie stores, predominantly all American Eagle stores and at aerie.com. The collection offers Dormwear® and intimates collections for the AE® girl. Designed to be subtly sexy, comfortable and cozy, the aerie brand offers AE customers a new way to express their personal style everyday, from the dormroom to the coffee shop to the classroom.

We also introduced MARTIN + OSA® (“M+O”) during Fiscal 2006, a concept targeting 28 to 40 year-old women and men, which offers Refined Casualtm clothing and accessories, designed to be valuable, irresistible, inspiring, authentic and adventurous. In Fiscal 2008, MARTIN + OSA began offering merchandise online at martinandosa.com.

In October 2008, we launched a new children’s apparel brand, 77kids by american eagletm (“77kids”). The 77kids brand offers “kid cool,” durable clothing and accessories for kids ages two to 10. The brand debuted worldwide online at 77kids.com during Fiscal 2008, with future plans for stores in the U.S.

As used in this report, all references to “we,” “our,” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE,” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “AEO Direct” refers to our e-commerce operations, ae.com, aerie.com, martinandosa.com and 77kids.com. “NLS” refers to National Logistics Services which we operated in Canada prior to its disposition during Fiscal 2006. “Bluenotes” refers to the Bluenotes/Thriftys specialty apparel chain which we operated in Canada prior to its disposition during Fiscal 2004.

As of January 31, 2009, we operated 954 American Eagle Outfitters stores in the United States and Canada, 116 aerie stand-alone stores and 28 MARTIN + OSA stores.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2010” and “Fiscal 2009” refer to the 52 week periods ending January 29, 2011 and January 30, 2010, respectively. “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” and “Fiscal 2004” refer to the 52 week periods ended January 28, 2006 and January 29, 2005, respectively.

Information concerning our segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

Growth Strategy

During Fiscal 2008, we continued to make significant progress on our key growth initiatives. As we enter Fiscal 2009, we are taking a more cautious stance on real estate growth in light of a slow-down in the economy. However, we remain focused on several well-defined strategies that we have in place to grow our business and strengthen our financial performance. Our primary growth strategies are focused on the following key areas of opportunity:

Real Estate

We are continuing the expansion of our brands throughout the United States. At the end of Fiscal 2008, we operated in all 50 states, the District of Columbia, Puerto Rico and Canada. During Fiscal 2008, we opened 122 new stores, consisting of 33 U.S. AE stores, two Canadian AE stores, 77 aerie stores (including eight Canadian aerie stores) and 10 MARTIN + OSA stores. These store openings, offset by 11 store closings, increased our total store base by approximately 11% to 1,098 stores.

Additionally, our gross square footage increased by approximately 11% during Fiscal 2008, with approximately 89% attributable to new store openings and the remaining 11% attributable to the incremental square footage from 30 AE store remodels.

In Fiscal 2009, we will continue to open AE and aerie by American Eagle stores. We plan to open 17 aerie stores, with an average size of 4,200 gross square feet. Additionally, we plan to open 11 new AE stores including a flagship location in the Times Square area of New York, New York. We also plan to remodel approximately 25 to 35 existing AE stores. Our square footage growth is expected to be approximately 3%. We believe that there are attractive retail locations where we can continue to open American Eagle stores and our other brands in enclosed regional malls, urban areas and lifestyle centers.

The tables below show certain information relating to our historical store growth in the U.S. and Canada:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005	2004

Consolidated stores at beginning of period	987	911	869	846	805
Consolidated stores opened during the period	122	80	50	36	50
Consolidated stores closed during the period	(11)	(4)	(8)	(13)	(9)

Total consolidated stores at end of period	1,098	987	911	869	846

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005	2004

AE Brand stores at beginning of period	929	903	869	846	805
AE Brand stores opened during the period	35	30	42	36	50
AE Brand stores closed during the period	(10)	(4)	(8)	(13)	(9)

Total AE Brand stores at end of period	954	929	903	869	846

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005	2004

aerie stores at beginning of period	39	3	—	—	—
aerie stores opened during the period	77	36	3	—	—
aerie stores closed during the period	—	—	—	—	—

Total aerie stores at end of period	116	39	3	—	—

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005	2004

M+O stores at beginning of period	19	5	—	—	—
M+O stores opened during the period	10	14	5	—	—
M+O stores closed during the period	(1)	—	—	—	—

Total M+O stores at end of period	28	19	5	—	—

Remodeling of our AE stores into our current store format is important to enhance our customer’s shopping experience. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process to an average 7,000 gross square feet, either within their existing location or by upgrading the store location within the mall. We believe the larger format can better accommodate our expansion of merchandise categories. We select stores for expansion or relocation based on market demographics and store volume forecasts.

During Fiscal 2008, we remodeled 30 AE U.S. stores. Of the 30 remodeled stores, 18 stores were remodeled and expanded within their existing locations, 10 stores were relocated to a larger space within the mall and two stores were remodeled within their existing locations. Additionally, three stores were refurbished as discussed below.

We maintain a cost effective store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and certain new fixtures.

AE Brand

American Eagle is an established and leading brand for 15-25 year olds, with a long heritage of quality merchandise offered at a great value. We believe that we can leverage the success we have had in making American Eagle a destination brand and increase market-share in brand-defining key categories. In Fiscal 2009, we expect to strengthen categories such as knit tops, jeans, sweaters, dresses, shorts, fleece and accessories by offering AE classics combined with relevant fashion. We have reinforced our customer connection and increased our focus on identifying emerging fashion trends that are embraced by the AE customer. We will highlight AE value offerings by strengthening our everyday value pricing, as well as with promotional events planned throughout the year. Our customer loyalty program, the AE All-Access Pass® serves as a critical one-on-one connection point with our best customers and rewards brand loyalty.

aerie by American Eagle

In the fall of 2006, we launched our new intimates brand, aerie by American Eagle, which targets our core AE customers. The aerie collection offers Dormwear® and intimates collections for the AE® girl. It is intended to drive store productivity by expanding the product categories and building upon our experience. The aerie collection is offered in 116 stand-alone stores, predominantly all American Eagle stores and on aerie.com. aerie also offers its customers a loyalty program, the aerie a-list®. aerie rewards its a-list members with a free special gift on any Thursday of their choosing, once a month.

Based on the positive customer response to aerie, in Fiscal 2008, we accelerated our real estate strategy for this brand. Our accelerated strategy included opening 77 stores during Fiscal 2008. The aerie brand remains a focus in Fiscal 2009, with planned openings of approximately 17 stores.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com and aerie.com, which are extensions of the lifestyle that we convey in our stores. In Fiscal 2008, we expanded AEO Direct through the addition of e-commerce operations for martinandosa.com and 77kids.com. During Fiscal 2008, we added 21 countries to our shipping destinations and currently ship to 62 countries. In addition to purchasing items online, customers can experience AEO Direct in-store. The Company has implemented a new program called Store-to-Door, which enables store associates to sell any item available online to an in-store customer in a single transaction, without placing a phone call. Customers are taking advantage of Store to Door by purchasing extended sizes that are not available in-store, as well as finding a certain size or color that happens to be sold out at the time of their visit. The ordered items are shipped to the customer’s home free of charge. During Fiscal 2008, we began accepting PayPal as a means of payment from our ae.com, aerie.com and 77kids.com customers. We are continuing to focus on the growth of AEO Direct through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, unique online content and targeted marketing strategies.

MARTIN + OSA

In the fall of 2006, we launched MARTIN + OSA, a concept targeting 28 to 40 year-old women and men. MARTIN + OSA offers Refined Casualtm clothing and accessories designed to be valuable, irresistible, inspiring, authentic and adventurous. During Fiscal 2008, we opened 10 MARTIN + OSA stores. Additionally, in Fiscal 2008, MARTIN + OSA began offering merchandise online at martinandosa.com. At this time, our 2009 capital expenditures projection does not include new M+O stores. We will continue to strengthen our operating model with the 28 existing stores and look for ongoing progress in merchandising and building consumer awareness.

77kids by american eagle

In October 2008, we launched a new children’s apparel brand, 77kids. The 77kids brand offers “kid cool,” durable clothing and accessories for kids ages two to 10. The brand debuted worldwide online at 77kids.com during Fiscal 2008, with future plans for stores in the U.S.

Consolidated Store Locations

Our stores average approximately 5,800 gross square feet and approximately 4,600 on a selling square foot basis. As of January 31, 2009, we operated 1,098 stores in the United States and Canada under the American Eagle Outfitters, aerie and MARTIN + OSA brands as shown below:

United States, including the District of Columbia and the Commonwealth of Puerto Rico — 1,012 stores

Alabama	19	Illinois	36	Montana	2	Puerto Rico	2
Alaska	5	Indiana	21	Nebraska	8	Rhode Island	4
Arizona	17	Iowa	12	Nevada	7	South Carolina	15
Arkansas	8	Kansas	10	New Hampshire	8	South Dakota	3
California	92	Kentucky	13	New Jersey	28	Tennessee	24
Colorado	16	Louisiana	15	New Mexico	3	Texas	71
Connecticut	18	Maine	4	New York	58	Utah	12
Delaware	4	Maryland	21	North Carolina	30	Vermont	3
District of Columbia	1	Massachusetts	34	North Dakota	4	Virginia	30
Florida	52	Michigan	35	Ohio	41	Washington	20
Georgia	33	Minnesota	20	Oklahoma	12	West Virginia	9
Hawaii	4	Mississippi	8	Oregon	11	Wisconsin	18
Idaho	4	Missouri	18	Pennsylvania	67	Wyoming	2
Canada — 86 stores
Alberta	10	New Brunswick	4	Ontario	43
British Columbia	12	Newfoundland	2	Quebec	9
Manitoba	2	Nova Scotia	2	Saskatchewan	2

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others, or both. During Fiscal 2008, we purchased a majority of our merchandise from non-North American suppliers.

All of our merchandise suppliers receive a vendor compliance manual that describes our quality standards and shipping instructions. We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for uniformity of sizes and colors and for overall quality of manufacturing. Periodic inspections are also made by our employees and agents at manufacturing facilities to identify quality problems prior to shipment of merchandise.

Corporate Social Responsibility

We are firmly committed to the goal of using highly regarded and efficient suppliers throughout the world. We require our suppliers to provide a workplace environment that not only meets basic human rights standards, but also one that complies with local legal requirements and treats workers with dignity and respect.

For many years, we have had a policy to inspect factories throughout the world where goods are produced to our order. This inspection process is an important component of our comprehensive vendor compliance program that was developed with the assistance of an internationally recognized consulting firm. This program contractually requires all suppliers to meet our global workplace standards, including human rights standards, as set forth in our Vendor Code of Conduct. The Vendor Code of Conduct is required to be posted in all factories in the local language. The program utilizes third party inspectors to audit compliance by vendor factories with our workplace standards and Vendor Code of Conduct. A copy of the Vendor Code of Conduct is also posted on our website at www.ae.com. In Fiscal 2007, we opened a compliance office in Hong Kong. The key functions performed by the AE team there are to validate the inspection reporting of our third-party auditors, and to work with new and existing factories on remediation of issues. Also in Fiscal 2007, we instituted a process of pre-inspection for facilities being considered for AE production and expanded our annual re-audit program to strive to include all primary existing facilities.

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity. Various security issues and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. In response, we became a certified member of the Customs — Trade Partnership Against Terrorism program (“C-TPAT”) during 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. Our internal security procedures were reviewed by CBP during February 2005 and a validation of processes with respect to our external partners was completed in June 2005 and then re-evaluated in June 2008. We received formal written validations of our security procedures from CBP during the first quarter of Fiscal 2006 and the second quarter of Fiscal 2008, each indicating the highest level of benefits afforded to C-TPAT members.

Additionally, we took significant steps to expand the scope of our security procedures during 2004, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and a requirement that all of our international trading partners be members of C-TPAT. In Fiscal 2007, we further increased the scope of our inspection program to strive to include pre-inspections of all potential production facilities and re-audits of all primary existing facilities.

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

Merchandise Inventory, Replenishment and Distribution

Purchase orders are entered into the merchandise system at the time of order. Merchandise is normally shipped directly from vendors and routed to our two US distribution centers, one in Warrendale, Pennsylvania and the other in Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario.

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

The expansion of our Kansas distribution center in Fiscal 2007 enabled us to bring fulfillment services for AEO Direct in-house. The second phase of this expansion was completed in Fiscal 2008 to enhance operating efficiency and support our future growth.

Customer Credit and Returns

In April 2008, we introduced a new co-branded credit card (the “AE Visa Card”) and re-launched our private label credit card (the “AE Credit Card”). Both of these credit cards are issued by a third-party bank (the “Bank”), and we have no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AE Visa Card and the card is activated, the customer is eligible to participate in our credit card rewards program. Under the rewards program, points are earned on purchases made with the AE Visa Card at AE and aerie, and at other retailers where the card is accepted. Points earned under the credit cards reward program result in the issuance of an AE gift card when a certain point threshold is reached. The AE gift card does not expire, however points earned that have not been used towards the issuance of an AE gift card expire after 36 months of no purchase activity. AE Credit Card holders receive special promotional offers and advance notice of all American Eagle in-store sales events. The AE Visa Card is accepted in all of our stores and AEO Direct sites, while the AE Credit Card is accepted at American Eagle, aerie, ae.com, aerie.com and 77kids.com, only.

Our customers in the U.S. and Canada stores may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. Our AEO Direct customers may pay for their purchases using American Express®, Discover®, MasterCard® and Visa®. In addition, our ae.com, aerie.com, and 77kids.com customers may pay for their purchases using PayPal®.

Customers may also use gift cards to pay for their purchases. AE and aerie gift cards can be purchased in our American Eagle and aerie stores, respectively, and can be used both in-store and online. In addition, AE, aerie and 77kids gift cards are available through ae.com, aerie.com or 77kids.com. MARTIN + OSA gift cards can be used both in-store and online and are available for purchase in our MARTIN + OSA stores and at martinandosa.com. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. Our gift cards do not expire and we do not charge a service fee on inactive gift cards.

We offer our retail customers a hassle-free return policy. We believe that certain of our competitors offer similar credit card and customer service policies.

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

We have registered AMERICAN EAGLE OUTFITTERS® and have applied to register AMERICAN EAGLEtm with the Canadian Intellectual Property Office. In addition, we are exclusively licensed in Canada to use AEtm and AEO® in connection with the sale of a wide range of clothing products.

In the United States and around the world, we have also registered, or have applied to register, a number of other marks used in our business, including aerie®, MARTIN+OSA® and 77kids by american eagletm.

These trademarks are renewable indefinitely, as long as they are still in use and their registrations are properly maintained. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of January 31, 2009, we had approximately 37,500 employees in the United States and Canada, of whom approximately 31,000 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and operating income occurring in the third and fourth fiscal quarter, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

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

Our corporate governance materials, including our corporate governance guidelines, the charters of our audit, compensation, and nominating and corporate governance committees, and our code of ethics may also be found under the “About AEO, Inc.” section of our website at www.ae.com. Any amendments or waivers to our code of ethics will also be available on our website. A copy of the corporate governance materials is also available upon written request.

Additionally, our investor presentations are available under the “About AEO, Inc.” section of our website at www.ae.com. These presentations are available as soon as reasonably practicable after they are presented at investor conferences.

Certifications

As required by New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on July 9, 2008 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The effect of economic pressures and other business factors

During the second half of 2008, the global recession caused uncertainty and a wide-ranging lack of liquidity in the credit markets. This market uncertainty has resulted in a lack of consumer confidence and widespread reduction of business activity.

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

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2009, we plan to open 11 new American Eagle stores in the U.S. and Canada and 17 aerie stand-alone stores. Additionally, we plan to remodel or expand 25 to 35 existing American Eagle stores during Fiscal 2009. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to achieve planned store financial performance

The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in store asset impairment charges, which could adversely affect our continued growth and results of operations.

Our ability to grow through the internal development of new brands

We launched our new brand concepts, MARTIN + OSA and aerie by American Eagle, during Fiscal 2006. Additionally, in Fiscal 2008, we launched 77kids. Our ability to succeed in these new brands requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

Our ability to develop the MARTIN + OSA brand

We plan to continue our investment in the operations of MARTIN + OSA, however, consistent with our lower 2009 capital spending plan, we are not opening any new MARTIN + OSA stores during Fiscal 2009. We will continue to strengthen our operating model with the 28 existing stores and look for ongoing progress in merchandising and consumer awareness. Our strategy includes a targeted marketing plan to drive traffic and brand awareness in several key markets; repositioning the brand by establishing MARTIN + OSA as a destination for sweaters, knits, and denim; and refining our merchandise collection, styles and prices. In light of this strategy, we will continue to evaluate the growth and performance of MARTIN + OSA. There can be no assurance that our strategy will be successful or lead to long-term growth or profitability. If we are unable to succeed in repositioning the brand, this will adversely impact our continued growth and results of operations potentially including restructuring and additional asset impairment charges. Additionally, in the event that we were to determine in the future to exit this business, or close any stores, we may be required to record inventory impairment and/or lease termination charges at that time.

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

Our reliance on external vendors

Given the volatility and risk in the current markets, our reliance on external vendors leaves us subject to certain risks should one or more of these external vendors become insolvent. Although we monitor the financial stability of our key vendors and plan for contingencies, the financial failure of a key vendor could disrupt our operations and have an adverse effect on our cash flows, results of operations and financial condition.

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and operating income occurring in the third and fourth fiscal quarter, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

Our reliance on key personnel

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, as well as our ability to attract and retain qualified key personnel and skilled employees in the future. Our operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in our management.

Our ability to successfully complete important infrastructure projects

We implemented multiple infrastructure projects in Fiscal 2008 and will continue to implement new projects in Fiscal 2009. The major projects in Fiscal 2009 include:

•	the construction and opening of our 25,000 square foot flagship store in the Times Square area of New York, New York; and

•	the construction and integration of the second phase of our new corporate headquarters in Pittsburgh, Pennsylvania.

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

Negative conditions in global credit markets may further impair our investment securities portfolio.

Auction rate securities (“ARS”) are long-term debt instruments with interest rates reset through periodic short-term auctions. Holders of ARS can either sell into the auctions; bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its terms; however, liquidity for holders is limited until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable at any time by the issuer. Auctions continue to be held as scheduled until the ARS matures or until it is called.

As a result of the global recession, we have been unable to liquidate our holdings of certain ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities and the auctions failed. For failed auctions, we continue to earn interest on these investments at the contractual rate. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature.

In addition to ARS, we hold auction rate preferred securities (“ARPS”). In the event of default or liquidation of the collateral by an ARPS issuer or trustee, we are entitled to receive non-convertible preferred shares in the ARPS issuer. As a result of the Lehman Bankruptcy, during Fiscal 2008, four ARPS were dissolved and we received 760,000 preferred shares of four companies. Furthermore, it is probable that that the trusts relating to three additional ARPS will dissolve in the first quarter of Fiscal 2009. The four ARPS that were dissolved and the three ARPS that are likely to be dissolved all have underlying preferred stock that is publicly traded. The value of these preferred shares have declined significantly in comparison to their par value.

If our ARS holdings continue to be unable to clear successfully at future auctions or if issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record additional impairment charges. If we determine that the fair value of these ARS is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of our ARS is other-than-temporarily impaired, we would record a loss in our Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.

Additionally, if the publicly traded preferred stock that we hold or the underlying publicly traded preferred stock of our ARPS continues to decline in value, or if we sell our preferred stock holdings below their carrying value as of January 31, 2009, we may be required to record additional impairment. If we determine that the fair values of the securities are temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair values of the securities are other-than-temporarily impaired, or if we sell the preferred shares below carrying value, we would record a loss in our Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.

Our ability to obtain and/or maintain our credit facilities due to the ramifications of the global credit crisis and corresponding financial institution failures

We believe that we have sufficient cash flows from operating activities to meet our operating requirements. In addition, the banks participating in our various credit facilities are currently rated as investment grade, and the entire amounts under the credit facilities are currently available to us. We draw on our credit facilities to increase our cash position to add financial flexibility. Although we expect to continue to generate positive cash flow despite a slowing economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future. Continued negative trends in the credit markets and/or continued financial institution failures could lead to lowered credit availability as well as difficulty in obtaining financing. In the event of limitations on our access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.

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

We own a 186,000 square foot building in an urban Pittsburgh, Pennsylvania location which houses our corporate headquarters. Additionally, we began construction of a 152,000 square foot building on adjacent land, which will also be used for the expansion of our corporate headquarters. We lease three locations near our headquarters, which are used primarily for store and corporate support services, totaling approximately 68,000 square feet. These leases expire with various terms through 2022.

We own a 490,000 square foot building located in a suburban area near Pittsburgh, Pennsylvania, which houses our distribution center and contains approximately 120,000 square feet of office space. We also own a 45,000 square foot building, which houses our data center and additional office space. We lease an additional location of approximately 18,000, which is used for storage space. This lease expires in 2010.

We rent approximately 131,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The lease for this space expires in May 2016. We also lease an additional 60,000 square feet of office space in New York, New York, with various terms expiring through 2018.

We own a distribution facility in Ottawa, Kansas consisting of approximately 1,220,000 total square feet, including a 544,000 square foot expansion which was completed during Fiscal 2007 and a 280,000 square foot expansion which was completed during Fiscal 2008. This expanded facility is used to support new and existing growth initiatives, including AEO Direct, aerie, MARTIN + OSA and 77kids.

We lease a building in Mississagua, Ontario with approximately 294,000 square feet, which houses our Canadian distribution center. The lease expires in 2017.

We also entered into a lease in Fiscal 2007 for a new flagship store in the Times Square area of New York, New York. The 25,000 square foot location has an initial term of 15 years with three options to renew for five years each. We anticipate this store to open in late Fiscal 2009.

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

We are a party to various legal actions incidental to our business, including certain actions in which we are the plaintiff. At this time, our management does not expect the results of any of the legal actions to be material to our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NYSE under the symbol “AEO”. The following table sets forth the range of high and low sales prices of the common stock as reported on the NYSE during the periods indicated. As of March 16, 2009, there were 717 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 60,000.

	Market Price		Cash Dividends per
For the Quarters Ended	High	Low	Common Share

January 31, 2009	$10.91	$7.11	$0.100
November 1, 2008	$16.69	$9.40	$0.100
August 2, 2008	$19.05	$12.13	$0.100
May 3, 2008	$23.45	$15.79	$0.100
February 2, 2008	$23.94	$16.86	$0.100
November 3, 2007	$27.29	$21.46	$0.100
August 4, 2007	$30.19	$23.50	$0.100
May 5, 2007	$33.14	$28.18	$0.075

During Fiscal 2008 and Fiscal 2007, we paid quarterly dividends as shown in the table above. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 31, 2004 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Eagle Outfitters, Inc., The S&P Midcap 400 Index
And Dynamic Retail Intellidex

	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09
American Eagle Outfitters, Inc.	100.00	266.63	283.74	533.41	394.51	155.72
S&P Midcap 400	100.00	111.10	135.89	146.71	143.45	90.41
Dynamic Retail Intellidex	100.00	104.96	99.90	103.95	100.19	83.09

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended January 31, 2009.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
	Shares Purchased	per Share	Announced Programs	Under the Program
Period	(1)	(2)	(1)(3)	(3)

Month #1 (November 2, 2008 through December 29, 2008)	—	—	—	41,250,000
Month #2 (December 30, 2008 through January 3, 2009)	1,870	$9.36	—	41,250,000
Month #3 (January 4, 2009 through January 31, 2009)	—	—	—	41,250,000

Total	1,870	$9.36	—	41,250,000

(1)	Shares purchased during Month #2 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

Equity Compensation Plan Table

The following table sets forth additional information as of the end of Fiscal 2008, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the Company’s stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Column (a)	Column (b)	Column (c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected
	Warrants and Rights(1)	Rights(1)	in Column (a))(1)(2)

Equity compensation plans approved by stockholders	14,496,734	$15.25	9,610,963
Equity compensation plans not approved by stockholders	—	—	—

Total	14,496,734	$15.25	9,610,963

(1)	Of the 9.6 million securities remaining available for issuance under equity compensation plans, 5.5 million are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards, and 4.1 million are available for restricted stock awards, restricted stock units or other full value stock awards.

(2)	Equity compensation plans approved by stockholders include the 1994 Stock Option Plan, the 1999 Stock Incentive Plan and the 2005 Stock Award and Incentive Plan.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected data presented below is derived from our Consolidated Financial Statements, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 28, 2006 and January 29, 2005 and the selected Consolidated Balance Sheet data as of February 3, 2007, January 28, 2006 and January 29, 2005 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts, ratios and other financial information)

Summary of Operations(2)
Net sales(3)	$2,988,866	$3,055,419	$2,794,409	$2,321,962	$1,889,647
Comparable store sales (decrease) increase(4)	(10)%	1%	12%	16%	21%
Gross profit	$1,174,101	$1,423,138	$1,340,429	$1,077,749	$881,188
Gross profit as a percentage of net sales	39.3%	46.6%	48.0%	46.4%	46.6%
Operating income(5)	$302,140	$598,755	$586,790	$458,689	$360,968
Operating income as a percentage of net sales	10.1%	19.6%	21.0%	19.8%	19.1%
Income from continuing operations(2)	$179,061	$400,019	$387,359	$293,711	$224,232
Income from continuing operations as a percentage of net sales(2)	6.0%	13.1%	13.9%	12.7%	11.9%
Per Share Results(6)
Income from continuing operations per common share-basic(2)	$0.87	$1.85	$1.74	$1.29	$1.03
Income from continuing operations per common share-diluted(2)	$0.86	$1.82	$1.70	$1.26	$1.00
Weighted average common shares outstanding — basic	205,169	216,119	222,662	227,406	217,725
Weighted average common shares outstanding — diluted	207,582	220,280	228,384	233,031	225,366
Cash dividends per common share(7)	$0.40	$0.38	$0.28	$0.18	$0.04
Balance Sheet Information
Total cash and short-term investments	$483,853	$619,939	$813,813	$751,518	$589,607
Long-term investments	$251,007	$165,810	$264,944	$145,744	$84,416
Total assets(8)	$1,963,676	$1,867,680	$1,979,558	$1,605,649	$1,328,926
Short-term debt	$75,000	$—	$—	$—	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,409,031	$1,340,464	$1,417,312	$1,155,552	$963,486
Working capital(8)	$523,596	$644,656	$724,490	$725,294	$582,739
Current ratio(8)	2.30	2.71	2.56	3.06	3.06
Average return on stockholders’ equity	13.0%	29.0%	30.1%	27.8%	26.7%

	For the Years Ended(1)
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts, ratios and other financial information)

Other Financial Information(9)
Total stores at year-end	1,098	987	911	869	846
Capital expenditures	$265,335	$250,407	$225,939	$81,545	$97,288
Net sales per average selling square foot(10)	$521	$638	$642	$577	$504
Total selling square feet at end of period	5,072,612	4,595,649	4,220,929	3,896,441	3,709,012
Net sales per average gross square foot(10)	$446	$517	$524	$471	$412
Total gross square feet at end of period	6,328,167	5,709,932	5,173,065	4,772,487	4,540,095
Number of employees at end of period	37,500	38,700	27,600	23,000	20,600

(1)	Except for the fiscal year ended February 3, 2007, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations and exclude Bluenotes’ results of operations for all periods.

(3)	Amount for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 include proceeds from merchandise sell-offs. Refer to Note 2 to the accompanying Consolidated Financial Statements for additional information regarding the components of net sales.

(4)	The comparable store sales increase for the period ended February 2, 2008 is compared to the corresponding 52 week period in Fiscal 2006. The comparable store sales increase for the period ended February 3, 2007 is compared to the corresponding 53 week period in Fiscal 2005.

(5)	All amounts presented exclude gift card service fee income, which was reclassified to other income, net during Fiscal 2006. Refer to Note 2 to the accompanying Consolidated Financial Statements for additional information regarding gift cards.

(6)	Per share results for all periods presented reflect the three-for-two stock split distributed on December 18, 2006. Refer to Note 2 to the accompanying Consolidated Financial Statements for additional information regarding the stock split.

(7)	Amount for the fiscal year ended January 29, 2005 represents cash dividends paid for two quarters only. Note that the Company initiated quarterly dividend payments during the third quarter of Fiscal 2004.

(8)	Amounts for the years ended January 28, 2006 and January 29, 2005 reflect certain assets of NLS as held-for-sale.

(9)	All amounts exclude Bluenotes for all periods presented.

(10)	Net sales per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of 11 new American Eagle stores and 17 new aerie stores in the United States and Canada during Fiscal 2009;

•	the selection of 25 to 35 American Eagle stores in the United States and Canada for remodeling during Fiscal 2009;

•	the future opening of 77kids by american eagle stores;

•	the success of MARTIN + OSA and martinandosa.com;

•	the success of aerie by american eagle and aerie.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions and/or internally developing additional new brands;

•	the possibility that we may be required to take additional temporary or other-than-temporary impairment (“OTTI”) charges relating to our investment securities;

•	the possibility that the amounts drawn on our demand borrowing agreements will be called for repayment and that the facilities may not be available for future borrowings; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ from these estimates. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

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

Asset Impairment.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. Assets are evaluated for impairment by comparing the projected undiscounted future cash flows of the asset, over its remaining useful life, to the carrying value. If the future cash flows are projected to be less than the carrying value of the asset, we adjust the asset value to its estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.

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

Investment Securities.  In accordance with SFAS No. 157 Fair Value Measurements (“SFAS No. 157”), we measure our investment securities using Level 1, Level 2 and Level 3 inputs. Level 1 and Level 2 inputs are valued using quoted market prices while we use a discounted cash flow (“DCF”) model to determine the fair value of our Level 3 investments. The assumptions in our model include different recovery periods depending on the type of security and varying discount factors for yield and illiquidity. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future. Any OTTI charge could materially affect our results of operations.

We evaluate our investments for impairment in accordance with FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. We record an other-than-temporary investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available, analyst reports, applicable industry data and other pertinent information, and assess our ability and intent to hold the securities for the foreseeable future. The investment is written down to its current fair value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s carrying value and its fair value.

Share-Based Payments.  We account for share-based payments in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

We calculate a weighted-average expected term based on historical experience. Expected stock price volatility is based on a combination of historical volatility of our common stock and implied volatility. We chose to use a combination of historical and implied volatility as we believe that this combination is more representative of future stock price trends than historical volatility alone. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

Income Taxes.  Effective February 4, 2007, we adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Refer to Note 12 to the Consolidated Financial Statements for further discussion of the adoption of FIN 48.

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

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances, or net income.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable Store Sales  — Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2007, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from AEO Direct are not included in comparable store sales.

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

Results of Operations

Overview

In Fiscal 2008, the company’s financial performance did not meet management’s expectations. We faced an increasingly challenging consumer environment, which impacted store traffic and transaction volume and had a particularly negative impact on the fourth quarter results. The challenging fourth quarter led to an overall decrease in Fiscal 2008 annual sales and net earnings compared to Fiscal 2007. In addition to this, we experienced slow demand in AE Brand women’s merchandise, which is our highest volume division. Net sales decreased 2% to $2.989 billion from $3.055 billion in the prior year. Annual comparable store sales declined 10%.

A slowdown in consumer demand resulted in significantly higher promotional activity, leading to a 17% decline in gross profit. Negative comparable stores sales also impacted fixed expenses. Rent increased to 10.6% from 9.0% as a percent to net sales while total selling, general, and administrative expenses increased to 24.8% from 23.4% as a rate to net sales.

Operating income as a percent to net sales was 10.1% for Fiscal 2008 compared to 19.6% for Fiscal 2007.

For Fiscal 2008, net income decreased 55% to $179.1 million. As a percent to net sales, net income decreased to 6.0% during Fiscal 2008 from 13.1% during Fiscal 2007. Net income per diluted share decreased 53% to $0.86 from $1.82 last year.

We ended Fiscal 2008 with $734.9 million in cash, short-term and long-term investments, a decrease of $50.9 million from last year. During the year, we continued to make investments in our business, including

$265 million in capital expenditures. These expenditures related primarily to our new and remodeled stores in the U.S. and Canada, as well as headquarters, point-of-sale and distribution center projects.

The following table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.7	53.4	52.0

Gross profit	39.3	46.6	48.0
Selling, general and administrative expenses	24.8	23.4	23.8
Depreciation and amortization expense	4.4	3.6	3.2

Operating income	10.1	19.6	21.0
Other income, net	0.6	1.2	1.5
Other-than-temporary impairment charge	0.8	—	—

Income before income taxes	9.9	20.8	22.5
Provision for income taxes	3.9	7.7	8.6

Income from continuing operations	6.0%	13.1%	13.9%

Our operations are conducted in one reportable segment, which includes our 954 U.S. and Canadian AE retail stores, 116 aerie by American Eagle retail stores, 28 MARTIN + OSA retail stores and AEO Direct.

Comparison of Fiscal 2008 to Fiscal 2007

Net Sales

Net sales decreased 2% to $2.989 billion from $3.055 billion. The decrease resulted primarily from a 10% decrease in comparable store sales despite an increase in sales from our e-commerce operation and an increase in gross square feet due to new and remodeled stores.

During Fiscal 2008, our AE Brand average transaction value was flat compared to Fiscal 2007. This was driven by a mid-single digit increase in units per transaction offset by a mid-single digit decline in average unit retail price. Comparable store sales were essentially flat in the AE Brand men’s business and declined in the high teens in the AE Brand women’s business compared to Fiscal 2007.

Gross Profit

Gross profit decreased 17% to $1.174 billion from $1.423 billion in Fiscal 2007. Gross margin as a percent to net sales decreased by 730 basis points to 39.3% from 46.6% last year. The percentage decrease was attributed to a 560 basis point decrease in the merchandise margin rate and a 170 basis point increase in buying, occupancy and warehousing costs as a percent to net sales. Merchandise margin decreased for the period due primarily to increased markdowns as well as an increase in merchandise costs.

Buying, occupancy and warehousing expenses increased 170 basis points as a percent to net sales. This was primarily due to a 160 basis point increase in rent as a percent to net sales, driven by new store openings and the negative comparable store sales, as well as higher utilities. These increases were partially offset by lower distribution and warehousing service costs due to bringing our AEO Direct fulfillment and Canadian distribution services in-house. Share-based payment expense included in gross profit decreased to approximately $5.7 million compared to $6.2 million last year.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales. Other retailers may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses. Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% to $740.7 million from $715.2 million. As a percent to net sales, selling, general and administrative expenses increased by 140 basis points to 24.8% from 23.4% last year. These amounts include $6.7 million, or 20 basis points, of asset impairment charges related primarily to the impairment of five M+O stores this year.

The higher rate this year is primarily due to the comparable store sales decline, partially offset by an improvement in incentive compensation of 100 basis points. Share-based payment expense included in selling, general and administrative expenses decreased to approximately $14.6 million compared to $27.5 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 20% to $131.2 million from $109.2 million last year. This increase is primarily due to a greater property and equipment base driven by our level of capital expenditures. As a percent to net sales, depreciation and amortization expense increased to 4.4% from 3.6% due to the increased expense as well as the impact of the comparable store sales decline.

Other Income, Net

Other income, net decreased to $17.8 million from $37.6 million, due primarily to interest income decreasing to $18.9 million from $39.3 million. This resulted from decreased interest rates and lower investment balances compared to last year. Additionally, interest expense relating to our borrowings increased. Partially offsetting this decrease was a net $1.1 million foreign currency transaction gain compared to a $1.2 million loss last year. This is the result of a stronger U.S. dollar.

Other-than-Temporary Impairment Charge

OTTI charges relating to our investment securities were $22.9 million for Fiscal 2008. There was no OTTI recorded during Fiscal 2007.

Refer to the Fair Value Measurements caption below for additional information.

Provision for Income Taxes

The effective tax rate increased to approximately 40% from 37% last year. The increase in the effective tax rate is primarily related to the OTTI charges recorded in connection with the valuation of our investment securities in which no income tax benefit was recognized.

Net Income

Net income decreased 55% to $179.1 million, or 6.0% as a percent to net sales, from $400.0 million, or 13.1% as a percent to net sales last year. Net income per diluted share decreased to $0.86 from $1.82 last year. The decrease in net income was attributable to the factors noted above. The decrease in net income per diluted share was attributable to the factors noted above partially offset by a lower weighted average share count this year compared to last year as a result of share repurchases during Fiscal 2007, as well as a lower average price of our common stock during Fiscal 2008.

Comparison of Fiscal 2007 to Fiscal 2006

Net Sales

Net sales increased 9% to $3.055 billion from $2.794 billion. The sales increase resulted primarily from an increase in gross square feet due to new and remodeled stores, an increase in sales from our e-commerce operation, as well as a 1% increase in comparable store sales.

During Fiscal 2007, our AE Brand experienced a low single-digit increase in average transaction value, driven by a low single-digit increase in units per transaction and a slight increase in average unit retail price. Comparable store sales increased in the high single-digits in the AE Brand men’s business and declined in the low single-digits in the AE Brand women’s business over last year.

Gross Profit

Gross profit increased 6% to $1.423 billion from $1.340 billion in Fiscal 2006. Gross margin as a percent to net sales decreased by 140 basis points to 46.6% from 48.0% last year. The percentage decrease was attributed to a 50 basis point decrease in the merchandise margin rate and a 90 basis point increase in buying, occupancy and warehousing costs as a percent to net sales. Merchandise margin decreased for the period due primarily to increased markdowns and merchandise sell-offs partially offset by lower product costs. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding merchandise sell-offs. Buying, occupancy and warehousing expenses increased 90 basis points as a percent to net sales primarily due to higher rent, as well as delivery costs related to our AEO Direct business. Share-based payment expense included in gross profit increased to approximately $6.2 million compared to $5.8 million in Fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% to $715.2 million from $665.6 million. However, as a percent to net sales, selling, general and administrative expenses improved by 40 basis points to 23.4% from 23.8% last year. For the period, incentive compensation and supplies expense improved as a percent to net sales partially offset by increases in professional fees and advertising. Share-based payment expense included in selling, general and administrative expenses decreased to approximately $27.5 million compared to $30.8 million in Fiscal 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 24% to $109.2 million from $88.0 million. As a percent to net sales, depreciation and amortization expense increased to 3.6% from 3.2%. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures.

Other Income, Net

Other income, net decreased to $37.6 million from $42.3 million. The decrease was primarily due to a $3.5 million realized capital gain in Fiscal 2006 and a decrease in our gift card service fee revenue due to the gift card program change that occurred in July 2007. These decreases were partially offset by increased investment income resulting from an overall increase in rates compared to Fiscal 2006. Additionally, we recorded a $1.2 million foreign currency transaction loss as a result of a stronger Canadian Dollar versus the U.S. Dollar compared to a $0.7 million loss in Fiscal 2006.

Prior to July 2007, we recorded gift card service fee income in other income, net. As of July 8, 2007, we discontinued assessing a service fee on inactive gift cards and now record estimated gift card breakage revenue in net sales. In Fiscal 2007, we recorded gift card service fee income of $0.8 million compared to $2.3 million for Fiscal 2006. For Fiscal 2007, we recorded breakage revenue of $13.1 million in net sales. This amount included cumulative breakage revenue related to gift cards issued since we introduced the gift card program.

Provision for Income Taxes

The effective tax rate decreased to approximately 37% from 38% in Fiscal 2006. The decrease in the effective tax rate is primarily related to a reduction in state income taxes and audit settlements.

Net Income

Net income increased 3% to a record $400.0 million, or 13.1% as a percent to net sales, from $387.4 million, or 13.9% as a percent to net sales in Fiscal 2006. Net income per diluted share increased to $1.82 from $1.70 in Fiscal 2006. The increase in net income was attributable to the factors noted above. The increase in net income per diluted share was attributable to the factors noted above, as well as a lower weighted average share count in Fiscal 2007 compared to Fiscal 2006.

Fiscal 2009 Outlook

Looking ahead, we expect consumer spending to remain under pressure. In response, we have planned Fiscal 2009 with negative comparable store sales and our inventory investment is planned down compared to last year. Additionally, we have reduced budgeted selling, general and administrative expense through various expense reduction initiatives and we have lowered our capital spending plans. We believe that our current cash holdings and cash generated from operations in Fiscal 2009 will be sufficient to fund anticipated capital expenditures and working capital requirements.

Adoption of New Accounting Standard

Effective February 4, 2007, we adopted FIN 48. As a result of adopting FIN 48, we recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. Refer to Note 12 to the Consolidated Financial Statements for a discussion of the FIN 48 adoption.

Income Taxes

The effective tax rate used for the provision of income tax approximated 40% and 37% in Fiscal 2008 and Fiscal 2007, respectively. The increase in the effective tax rate is primarily related to the OTTI charges recorded in connection with the valuation of our investment securities in which no income tax benefit was recognized.

Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. We have adopted the provisions of SFAS No. 157 as of February 3, 2008, for our financial instruments, including its investment securities.

Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. Prior to Fiscal 2008, due to the auction process which took place every 30 to 35 days for most of our auction rate securities, quoted market prices were readily available, thus qualifying as Level 1 under SFAS No. 157. However, due to events in credit markets beginning in the first quarter of Fiscal 2008, the auction events for most of these instruments failed and therefore we have determined the estimated fair values of these securities using Level 2 and/or Level 3 inputs.

SFAS No. 157 establishes this three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Our short-term investments with active markets, which represent our preferred stock investments, as well as cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We have concluded that the ARPS with underlyings of publicly traded preferred stock that we have classified as short term represent a Level 2 valuation and have been valued using the publicly available trading prices of the underlying preferred shares as the basis for valuation.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have concluded that the ARS that we have classified as long-term due to failed auctions or that have long-term auction resets, as well as ARPS with underlyings of non-publicly traded preferred stock, represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the ARS.

As of January 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, consisting primarily of AAA and AA rated ARS and ARPS.

In accordance with SFAS No. 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2009:

	Fair Value Measurements at January 31, 2009
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of January 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash and Cash Equivalents
Cash	$61,355	$61,355	$—	$—
Money-market	411,987	411,987	—	—

Total cash and cash equivalents	$473,342	$473,342	$—	$—
Short-term Investments
Preferred stock	$6,219	$6,219	$—	$—
Auction rate preferred securities	4,292	—	4,292	—

Total Short-term Investments	$10,511	$6,219	$4,292	$—
Long-term Investments
Student-loan backed ARS	$169,254	$—	$—	$169,254
State and local government ARS	69,970	—	—	69,970
Auction rate preferred securities	11,783	—	—	11,783

Total Long-term Investments	$251,007	$—	$—	$251,007

Total	$734,860	$479,561	$4,292	$251,007

Percent to total	100.0%	65.3%	0.6%	34.1%

We used a discounted cash flow (“DCF”) model to value our Level 3 investments. The assumptions in our model included different recovery periods depending on the type of security and varying discount factors for yield and illiquidity. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in auction rate securities by approximately $6.1 million. An increase to the yield and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in auction rate securities by approximately $11.7 million.

Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

As a result of the fair value analysis for Fiscal 2008, we recorded a net temporary impairment of $35.3 million ($21.8 million, net of tax). This amount was recorded in other comprehensive income (“OCI”). For instruments deemed to be temporarily impaired, we believe that these ARS investments can be liquidated through successful auctions or redemptions at par plus accrued interest. We maintain our ability and intent to hold these investments until recovery of market value and believe that the current illiquidity and impairment of these investments is temporary.

We also recorded OTTI of $22.9 million during Fiscal 2008. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable Inputs)
			Student
			Loan-
		Auction-	Backed
		Rate	Auction-	Auction-Rate
		Municipal	Rate	Preferred
	Total	Securities	Securities	Securities
	(In thousands)

Carrying Value at February 2, 2008	$—	$—	$—	$—
Additions to Level 3 upon adoption of SFAS No. 157(1)	340,475	84,575	212,000	43,900
Settlements	(29,875)	(18,575)	(11,300)	—
Additions to Level 3(2)	4,600	4,600	—	—
Transfer out of Level 3(3)	(28,900)	—	—	(28,900)
Gains and losses:
Reported in earnings	—	—	—	—
Reported in OCI	(35,293)	(630)	(31,446)	(3,217)

Balance at January 31, 2009	$251,007	$69,970	$169,254	$11,783

(1)	Represents amounts transferred upon the adoption of SFAS No. 157 during the first quarter of Fiscal 2008.

(2)	Additions to Level 3 include securities previously classified as Level 2, which were securities that had experienced partial calls prior to the fourth quarter of 2008 and were previously valued at par.

(3)	Transfers out of Level 3 include preferred securities (into Level 1) and ARPS (into Level 2). The transfers to Level 1 occurred due to the Company acquiring exchange traded preferred shares as a result of the ARPS trusts liquidating. The transfers to Level 2 occurred as a result of the company determining that it was more appropriate to value these investments using observable market prices of the underlying securities. Refer to Note 3 to the Consolidated Financial Statements. The OTTI charge of $22.9 million that was reported in earnings was taken on Level 1 and Level 2 securities transferred from Level 3.

Refer to Item 7A as well as Notes 3 and 4 to the Consolidated Financial Statements for additional information on our investment securities, including a description of the securities and a discussion of the uncertainties relating to their liquidity.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations. Additionally, our uses of cash include the completion of our new corporate headquarters, the development of aerie by American Eagle and 77kids by american eagle and the continued investment in the operations of MARTIN + OSA. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include new brand concept development, including development of 77kids by american eagle.

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

The following sets forth certain measures of our liquidity:

	January 31,	February 2,
	2009	2008

Working Capital (in 000’s)	$523,596	$644,656
Current Ratio	2.30	2.71

Our current ratio decreased to 2.30 as of January 31, 2009 from 2.71 last year due primarily to a decrease in total cash and short-term investments as well as an increase in short-term notes payable. Notes payable increased by $75.0 million as a result of drawing on our credit facilities to increase our cash position to add financial flexibility.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $302.2 million during Fiscal 2008 compared to $464.3 million during Fiscal 2007 and $749.3 million during Fiscal 2006. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the purchase of inventory and operational costs.

The decrease in net cash provided by operating activities of $162.1 million from the prior year was due primarily to lower net income driven by lower sales and gross margin. Additionally, the decrease in net cash from operating activities was driven by an increase in prepaid taxes due to the timing of payments and a reduction in accrued compensation due to lower incentive compensation accruals during Fiscal 2008.

Cash Flows from Investing Activities

Investing activities for Fiscal 2008 included $344.9 million from the net sale of investments classified as available-for-sale partially offset by $265.3 million for capital expenditures. Investing activities for Fiscal 2007 included $354.2 million from the net sale of investments classified as available-for-sale, partially offset by $250.4 million for capital expenditures. Investing activities for Fiscal 2006 primarily included $437.4 million for the net purchase of investments classified as available-for-sale as well as $225.9 million for capital expenditures.

We invest our cash primarily in liquid money market funds. We also have investments, made under our prior investment policy, in auction rate and auction rate preferred securities, with an original contractual maturity of up to 39 years and an expected rate of return of approximately a 2.7% taxable equivalent yield. All investments made under our new investment policy must have a highly liquid secondary market at the time of purchase and an effective maturity not exceeding two years.

Cash Flows from Financing Activities

During Fiscal 2008, cash used for financing activities resulted primarily from $82.4 million used for the payment of dividends partially offset by $75.0 million in borrowings against our demand line of credit. During Fiscal 2007, cash used for financing activities resulted primarily from $438.3 million used for the repurchase of our common stock as part of our publicly announced repurchase programs and $80.8 million used for the payment of dividends. During Fiscal 2006, cash used for financing activities resulted primarily from $146.5 million used for the repurchase of our common stock and $61.5 million used for the payment of dividends.

SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for Fiscal 2008, 2007 and 2006, the excess tax benefit from share-based payments of $0.7 million, $6.2 million and $19.5 million, respectively, are classified as financing cash flows.

Credit Facilities

We have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $350.0 million. Of this amount, $150.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at our discretion. As of January 31, 2009, we had outstanding demand letters of credit of $57.3 million and demand line borrowings of $75.0 million. The outstanding amounts on these facilities can be demanded for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines for Fiscal 2008 was 2.9% and we have incorporated the demand line proceeds into working capital. The demand line facilities comprising the $100.0 million borrowing capacity expire on April 22, 2009. We are currently working with our lenders to renew these facilities or to obtain committed credit lines of a comparable amount. If we are unable to renew both of our demand line facilities, we would be required to repay immediately the $75 million that we have drawn on those facilities. We believe that this would have no material impact on our ability to fund operations.

Capital Expenditures

Fiscal 2008 expenditures included $135.2 million related to investments in our AE stores, including 122 new AE, aerie, and M+O stores in the United States and Canada, 30 remodeled stores in the United States and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology including the roll-out of our new point-of-sale system ($43.6 million), the expansion and improvement of our distribution centers ($52.8 million), construction of our corporate headquarters in Pittsburgh, Pennsylvania ($16.1 million) and other home office projects ($17.6 million).

For Fiscal 2009, we significantly lowered our capital spending plans driven by our decision to open fewer new stores. Therefore, we expect capital expenditures to be in the range of $110 million to $135 million with approximately half of the amount relating to store growth and renovation. This includes approximately 11 new and 25 to 35 remodeled AE stores, including our new flagship store in the Times Square area of New York, New York, and 17 new aerie stores. The remaining half relates to the completion of our headquarters, information technology and distribution center projects. At this time, our 2009 capital expenditures projection does not include new M+O stores.

Stock Repurchases

During Fiscal 2007, our Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, we repurchased 18.7 million shares as part of our publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. We did not repurchase any common stock as part of our publicly announced repurchase program during Fiscal 2008. As of March 25, 2009, we had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

During Fiscal 2008 and Fiscal 2007, we repurchased 0.2 million and 0.4 million shares, respectively, from certain employees at market prices totaling $3.4 million and $12.3 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

A $0.075 per share dividend was paid during the first quarter of Fiscal 2007 and a $0.10 per share dividend was paid during each of the second, third and fourth quarters of Fiscal 2007. A $0.10 per share dividend was paid during each quarter of Fiscal 2008. Subsequent to the fourth quarter of Fiscal 2008, our Board declared a quarterly cash dividend of $0.10 per share, payable on April 10, 2009, to stockholders of record at the close of business on March 30, 2009. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of January 31, 2009:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating Leases(1)	$1,770,367	$234,095	$442,603	$373,416	$720,253
Unrecognized tax benefits(2)	52,528	12,630	—	—	39,898
Purchase Obligations(3)	353,437	353,396	41	—	—

Total Contractual Obligations	$2,176,332	$600,121	$442,644	$373,416	$760,151

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 8 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of January 31, 2009 is $52.5 million, including approximately $11.4 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We estimate that $12.6 million of unrecognized tax benefits may be realized within one year. The balance of the unrecognized tax benefits are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory as well as other legally binding commitments made in the normal course of business. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of January 31, 2009:

	Amount of Commitment Expiration per Period
	Total Amount	Less than	1-3	3-5	More than
	Committed	1 Year	Years	Years	5 Years
	(In thousands)

Letters of Credit(1)	$57,267	$57,267	—	—	—

Total Commercial Commitments	$57,267	$57,267	—	—	—

(1)	Letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise upon presentation of documents demonstrating that the merchandise has shipped.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Certain Relationships and Related Party Transactions

Refer to Part III, Item 13 of this Form 10-K for information regarding related party transactions.

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

We have market risk exposure related to interest rates, foreign currency exchange rates and investment security valuation. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our investments in money market funds and auction rate securities, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. If our Fiscal 2008 average yield rate decreases by 10% in Fiscal 2009, our income before taxes will decrease by approximately $0.8 million. Comparatively, if our Fiscal 2007 portfolio average yield rate had decreased by 10% in Fiscal 2008, our income before taxes would have decreased by approximately $2.9 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash, short-term and long-term investment balances.

Additionally, borrowings under our demand lines, which expire on April 22, 2009, bear interest at variable rates based on the prime rate or LIBOR. At January 31, 2009, the weighted average interest rate on our borrowings was 2.4%. Based upon a sensitivity analysis as of January 31, 2009, assuming average outstanding borrowing during Fiscal 2008 of $75.0 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $375,000.

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

Investment Securities

As of January 31, 2009, we had a total of $734.9 million in cash and cash equivalents, short-term and long-term investments, which included $255.3 million of investments in ARS and $6.2 million of preferred securities, net of

$35.3 million of temporary impairment and $22.9 million in OTTI. Our short-term and long-term investments consist of the following:

	No. of		Temporary		Carrying Value as of
	Issues	Par Value	Impairment	OTTI	January 31, 2009
	(In thousands, except no. of issues amount)

Auction-rate securities (“ARS”):
Closed-end municipal fund ARS	5	$41,750	$(263)	$—	$41,487
Municipal Bond ARS	5	28,850	(367)	—	28,483
Auction rate preferred securities	5	29,400	(3,217)	(10,108)	16,075
Federally-insured student loan ARS	17	166,700	(17,283)	—	149,417
Private-insured student loan ARS	4	34,000	(14,163)	—	19,837

Total Auction-rate securities	36	300,700	(35,293)	(10,108)	255,299
Preferred Stock	4	19,000	—	(12,781)	6,219

Total	40	$319,700	$(35,293)	$(22,889)	$261,518

Auction rate preferred securities (“ARPS”) are a type of ARS that have an underlying asset of perpetual preferred stock. In the event of default or liquidation of the collateral by the ARS issuer or trustee, we are entitled to receive non-convertible preferred shares in the ARS issuer. Lehman Brothers Holdings, Inc. (“Lehman”) (which filed for Chapter 11 bankruptcy protection during September 2008) acted as the broker and auction agent for all of the ARPS held by us. The Lehman bankruptcy resulted in the dissolution of the investment trusts for most of our ARPS. As a result, during Fiscal 2008, we received a total of 760,000 preferred shares of four companies. For Fiscal 2008, we recorded an OTTI charge of $12.8 million based on the closing market price of these preferred shares on January 30, 2009.

Furthermore, as a result of the Lehman bankruptcy, it is probable that the trusts for three additional ARPS will dissolve in the first quarter of 2009. Since it is unlikely that these investments will recover in value in the near term, for Fiscal 2008 we recorded an OTTI charge of $10.1 million based on the closing market price for the underlying preferred shares on January 30, 2009.

In addition to the OTTI recorded, as a result of the current market conditions, we recorded a net temporary impairment charge of $35.3 million ($21.8 million, net of tax) in connection with the valuation of the remainder of our ARS portfolio at January 31, 2009.

For instruments deemed to be temporarily impaired, we believe that these ARS investments can be liquidated through successful auctions or redemptions at par plus accrued interest. We maintain our ability and intent to hold these investments until recovery of market value and believe that the current illiquidity and impairment of these investments is temporary. In addition, we believe that the current lack of liquidity relating to ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

We continue to monitor the market for ARS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional OTTI and/or temporary impairment.

As a result of several states’ Attorney General’s actions, during mid-August 2008, several large financial institutions/broker dealers announced that they will purchase auction rate securities from their clients, beginning in September 2008 through June 2010 at par. Prior to this announcement, these securities had experienced failed auctions and were illiquid. While these purchases are intended to restore liquidity to the ARS market, at this time we cannot determine if any of our ARS investments will be included in the announced purchases. As a result, we have not considered any of these announcements in the valuation of our ARS at January 31, 2009.

Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our ARS and Note 14 to the Consolidated Financial Statements for additional information regarding a subsequent event relating to our investment securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective February 4, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 25, 2009

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$473,342	$116,061
Short-term investments	10,511	503,878
Merchandise inventory	294,928	286,485
Accounts and note receivable	41,471	31,920
Prepaid expenses and other	59,660	35,486
Deferred income taxes	45,447	47,004

Total current assets	925,359	1,020,834

Property and equipment, at cost, net of accumulated depreciation and amortization	740,240	625,568
Goodwill	10,706	11,479
Long-term investments	251,007	165,810
Non-current deferred income taxes	15,001	24,238
Other assets, net	21,363	19,751

Total assets	$1,963,676	$1,867,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,068	$157,928
Notes Payable	75,000	—
Accrued compensation and payroll taxes	29,417	49,494
Accrued rent	64,695	62,161
Accrued income and other taxes	6,259	22,803
Unredeemed stored value cards and gift certificates	42,299	54,554
Current portion of deferred lease credits	13,726	12,953
Other liabilities and accrued expenses	18,299	16,285

Total current liabilities	401,763	376,178

Non-current liabilities:
Deferred lease credits	88,314	70,355
Non-current accrued income taxes	39,898	44,837
Other non-current liabilities	24,670	35,846

Total non-current liabilities	152,882	151,038

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,328 and 248,763 shares issued; 205,281 and 204,480 shares outstanding, respectively	2,485	2,481
Contributed capital	513,574	493,395
Accumulated other comprehensive (loss) income	(14,389)	35,485
Retained earnings	1,694,161	1,601,784
Treasury stock, 43,248 and 43,596 shares, respectively, at cost	(786,800)	(792,681)

Total stockholders’ equity	1,409,031	1,340,464

Total liabilities and stockholders’ equity	$1,963,676	$1,867,680

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$2,988,866	$3,055,419	$2,794,409
Cost of sales, including certain buying, occupancy and warehousing expenses	1,814,765	1,632,281	1,453,980

Gross profit	1,174,101	1,423,138	1,340,429
Selling, general and administrative expenses	740,742	715,180	665,606
Depreciation and amortization expense	131,219	109,203	88,033

Operating income	302,140	598,755	586,790
Other income, net	17,790	37,626	42,277
Other-than-temporary impairment charge	22,889	—	—

Income before income taxes	297,041	636,381	629,067
Provision for income taxes	117,980	236,362	241,708

Net income	$179,061	$400,019	$387,359

Basic income per common share	$0.87	$1.85	$1.74
Diluted income per common share	$0.86	$1.82	$1.70
Weighted average common shares outstanding — basic	205,169	216,119	222,662
Weighted average common shares outstanding — diluted	207,582	220,280	228,384

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Net income	$179,061	$400,019	$387,359
Other comprehensive (loss) income:
Temporary impairment related to investment securities, net of tax	(22,795)	—	—
Reclassification adjustment for OTTI charges realized in net income related to ARS	751
Reclassification adjustment for losses realized in net income due to the sale of available-for-sale securities, net of tax	197	242	356
Unrealized (loss) gain on investments, net of tax	(378)	947	(191)
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification, net of tax	—	—	(177)
Foreign currency translation adjustment	(27,649)	12,582	(1,180)
Reclassification adjustment for foreign currency loss realized in net income related to the disposition of National Logistics Services	—	—	878

Other comprehensive (loss) income	(49,874)	13,771	(314)

Comprehensive income	$129,187	$413,790	$387,045

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Shares					Deferred	Comprehensive
	Outstanding	Common	Contributed	Retained	Treasury	Compensation	Income	Stockholders’
	(1)	Stock	Capital	Earnings	Stock(2)	Expense	(Loss)	Equity
	(In thousands, except per share amounts)

Balance at January 28, 2006	221,897	2,416	369,807	978,855	(216,513)	(1,041)	22,028	1,155,552

Stock awards	4,556	45	83,615	—	—	1,041	—	84,701
Repurchase of common stock as part of publicly announced programs	(5,250)	—	—	—	(146,485)	—	—	(146,485)
Repurchase of common stock from employees	(443)	—	—	—	(7,635)	—	—	(7,635)
Cash paid for fractional shares in three-for-two stock split	(4)	—	(113)	—	—	—	—	(113)
Reissuance of treasury stock	528	—	109	(2,348)	8,007	—	—	5,768
Net income	—	—	—	387,359	—	—	—	387,359
Other comprehensive loss, net of tax	—	—	—		—	—	(314)	(314)
Cash dividends ($0.28 per share)	—	—	—	(61,521)	—	—	—	(61,521)

Balance at February 3, 2007	221,284	2,461	453,418	1,302,345	(362,626)	—	21,714	1,417,312

Adoption of FIN 48	—	—	—	(13,304)				(13,304)

Balance at February 4, 2007	221,284	2,461	453,418	1,289,041	(362,626)	—	21,714	1,404,008

Stock awards	1,092	20	39,977	—	—	—	—	39,997
Repurchase of common stock as part of publicly announced programs	(18,750)	—	—	—	(438,291)	—	—	(438,291)
Repurchase of common stock from employees	(415)	—	—	—	(12,310)	—	—	(12,310)
Reissuance of treasury stock	1,269	—	—	(6,480)	20,546	—	—	14,066
Net income	—	—	—	400,019	—			400,019
Other comprehensive income, net of tax	—	—	—	—	—	—	13,771	13,771
Cash dividends ($0.38 per share)	—	—	—	(80,796)	—	—	—	(80,796)

Balance at February 2, 2008	204,480	$2,481	$493,395	$1,601,784	$(792,681)	$—	$35,485	$1,340,464

Stock awards	453	4	20,179	420	—	—	—	20,603
Repurchase of common stock from employees	(164)	—	—	—	(3,432)	—	—	(3,432)
Reissuance of treasury stock	512	—	—	(4,710)	9,313	—	—	4,603
Net income	—	—	—	179,061	—	—	—	179,061
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49,874)	(49,874)
Cash dividends ($0.40 per share)	—	—	—	(82,394)	—	—	—	(82,394)

Balance at January 31, 2009	205,281	$2,485	$513,574	$1,694,161	$(786,800)	$—	$(14,389)	$1,409,031

All amounts presented reflect the December 18, 2006 three-for-two stock split.

(1)	600,000 authorized, 249,328 issued and 205,281 outstanding (excluding 799 shares of non-vested restricted stock), $0.01 par value common stock at January 31, 2009; 600,000 authorized, 248,763 issued and 204,480 outstanding (excluding 687 shares of non-vested restricted stock), $0.01 par value common stock at February 2, 2008; and 250,000 authorized, 248,155 issued and 221,284 outstanding (excluding 1,172 shares of non-vested restricted stock), at February 3, 2007; The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at January 31, 2009, February 2, 2008 and February 3, 2007.

(2)	43,248 shares 43,596 shares, and 25,699 shares at January 31, 2009, February 2, 2008, and February 3, 2007, respectively. During Fiscal 2008 and Fiscal 2007, 512 shares and 1,269 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Operating activities:
Net income	$179,061	$400,019	$387,359
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	133,141	110,753	89,698
Stock-based compensation	20,296	33,670	36,556
Provision for deferred income taxes	24,469	(8,147)	(27,572)
Tax benefit from share-based payments	1,121	7,260	25,465
Excess tax benefit from share-based payments	(693)	(6,156)	(19,541)
Foreign currency transaction (gain) loss	(1,141)	1,221	687
Loss on impairment of assets	6,713	592	—
Other-than-temporary impairment charge	22,889	—	—
Proceeds from sale of trading securities	—	—	183,968
Changes in assets and liabilities:
Merchandise inventory	(13,735)	(19,074)	(53,527)
Accounts receivable	(10,094)	(5,660)	7,448
Prepaid expenses and other	(24,781)	(1,334)	(4,204)
Other assets, net	390	(3,242)	(5,357)
Accounts payable	(3,053)	(15,559)	32,345
Unredeemed gift cards and gift certificates	(11,392)	(699)	11,623
Deferred lease credits	18,887	4,640	7,791
Accrued income and other taxes	(20,697)	(31,416)	43,482
Accrued liabilities	(19,188)	(2,598)	33,047

Total adjustments	123,132	64,251	361,909

Net cash provided by operating activities	302,193	464,270	749,268

Investing activities:
Capital expenditures	(265,335)	(250,407)	(225,939)
Proceeds from sale of assets	—	—	12,345
Purchase of available-for-sale securities	(48,655)	(1,772,653)	(1,353,339)
Sale of available-for-sale securities	393,559	2,126,891	915,952
Other investing activities	(1,180)	(1,170)	(140)

Net cash provided by (used for) investing activities	78,389	102,661	(651,121)

Financing activities:
Payments on note payable and capital leases	(2,177)	(1,912)	(3,020)
Proceeds from issuance of note payable	75,000	—	2,025
Repurchase of common stock as part of publicly announced programs	—	(438,291)	(146,485)
Repurchase of common stock from employees	(3,432)	(12,310)	(7,635)
Cash paid for fractional shares in connection with three-for-two stock split	—	—	(113)
Net proceeds from stock options exercised	3,799	13,183	28,447
Excess tax benefit from share-based payments	693	6,156	19,541
Cash dividends paid	(82,394)	(80,796)	(61,521)

Net cash used for financing activities	(8,511)	(513,970)	(168,761)

Effect of exchange rates on cash	(14,790)	3,363	(178)

Net increase (decrease) in cash and cash equivalents	357,281	56,324	(70,792)
Cash and cash equivalents — beginning of period	116,061	59,737	130,529

Cash and cash equivalents — end of period	$473,342	$116,061	$59,737

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JANUARY 31, 2009

1.	Business Operations

American Eagle Outfitters, Inc., a Delaware corporation, is a leading retailer that operates under the American Eagle Outfitters®, aerie® by American Eagle, 77kidstm by american eagle and MARTIN + OSA® brands.

American Eagle Outfitters designs, markets and sells its own brand of high quality, on-trend clothing, accessories and personal care products at affordable prices while targeting 15 to 25 year-old customers. The Company opened its first American Eagle Outfitters store in the United States in 1977 and expanded the brand into Canada in 2001. American Eagle Outfitters also operates ae.com®, which offers additional sizes, colors and styles of favorite AE® merchandise and ships to 62 countries around the world. AE’s original collection includes standards like jeans and graphic Ts, as well as essentials like accessories, outerwear, footwear, basics and swimwear under our American Eagle Outfitters, American Eagle® and AE brand names.

During Fiscal 2006, American Eagle Outfitters launched its new intimates brand, aerie by American Eagle (“aerie”). The aerie collection is available in aerie stores, predominantly all American Eagle stores and at aerie.com. The collection offers Dormwear® and intimates collections for the AE® girl. Designed to be subtly sexy, comfortable and cozy, the aerie brand offers AE customers a new way to express their personal style everyday, from the dormroom to the coffee shop to the classroom.

The Company also introduced MARTIN + OSA® (“M+O”) during Fiscal 2006, a concept targeting 28 to 40 year-old women and men, which offers Refined Casualtm clothing and accessories, designed to be valuable, irresistible, inspiring, authentic and adventurous. In Fiscal 2008, MARTIN + OSA began offering merchandise online at martinandosa.com.

In October 2008, the Company launched a new children’s apparel brand, 77kids by american eagletm (“77kids”). The 77kids brand offers “kid cool,” durable clothing and accessories for kids ages two to 10. The brand debuted worldwide online at 77kids.com during Fiscal 2008, with future plans for stores in the U.S.

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Men’s apparel and accessories	42%	38%	37%
Women’s apparel, accessories and intimates	58%	62%	63%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 31, 2009, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2010” and “Fiscal 2009” refer to the 52 week periods ending January 29, 2011 and January 30, 2010, respectively. “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” and “Fiscal 2004” refer to the 52 week periods ended January 28, 2006 and January 29, 2005, respectively.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. FAS 157-2”) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). For items within its scope, FSP No. FAS 157-2 defers the effective date to fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157-2 for its financial assets and financial liabilities beginning in the first quarter of Fiscal 2009. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore need to be included in computing earnings per share under the two-class method, as described in SFAS No. 128, Earnings Per Share (“SFAS No. 128”). This FSP will be effective for the Company beginning in the first quarter of Fiscal 2009 and will be applied retrospectively in accordance with the FSP. The adoption of FSP EITF No. 03-6-1 will not have a material impact on the Company’s Consolidated Financial Statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157, when the market for a financial asset is not active, specifically regarding consideration of management’s internal assumptions in measuring fair value when observable data are not present, how observable market information from an inactive market should be taken into account, and the use of broker quotes or pricing services in assessing the relevance of observable and unobservable data. This FSP was effective immediately. The Company initially considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values of its investment portfolio as of November 1, 2008. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our investment portfolio.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”), assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (Refer to Note 9 to the Consolidated Financial Statements).

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At January 31, 2009, management believes that the carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company has adopted the provisions of SFAS No. 157 as of February 3, 2008, for its financial instruments, including its investment securities.

SFAS No. 107, which requires disclosures about the fair values of financial instruments for which it is practicable to estimate fair value, was amended to incorporate the SFAS No. 157 definition of fair value. SFAS No. 107 disclosure requirements apply to financial instruments that are measured at fair value on a recurring or non-recurring basis and, therefore, are subject to the disclosure requirements of SFAS No. 157, and other financial instruments that are not subject to those disclosure requirements.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of January 31, 2009, short-term investments included the preferred stock equity investments that the Company received as a result of the Lehman bankruptcy, which triggered the dissolution of the ARPS from their trusts. Additionally, short-term investments included ARPS which will be liquidated during the first quarter of 2009 as a result of the Lehman bankruptcy.

As of January 31, 2009, long-term investments included investments with remaining maturities of greater than 12 months and consisted of auction rate securities classified as available-for-sale that have experienced failed auctions or have long-term auction resets. In addition, long-term investments included ARS and ARPS that the Company currently intends to hold for greater than one year. The remaining contractual maturities of our ARS classified as long-term investments is two to 39 years. The weighted average contractual maturity for our long-term investments is approximately 25 years.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income (loss), until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.

The Company evaluates its investments for impairment in accordance with FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost value and its fair value.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents, short-term investments and long-term investments.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company sells end-of-season, overstock and irregular merchandise to a third party vendor. Below is a summary of merchandise sell-offs presented on a gross basis for Fiscal 2008, Fiscal 2007 and Fiscal 2006. Refer to the Revenue Recognition disclosure below for additional information regarding merchandise sell-offs.

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Proceeds from sell-offs	$38,240	$23,775	$16,061
Marked-down cost of merchandise disposed of via sell-offs	$38,012	$25,805	$22,656

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 5 to 10 years or the term of the lease
Fixtures and equipment	3 to 5 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), our management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.

During Fiscal 2008, the Company recorded an asset impairment charge of $6.7 million related primarily to the impairment of five M+O stores. Based on the Company’s review of the operating performance and projections of future performance of these stores, the Company determined that these stores would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. During Fiscal 2007, the Company recognized impairment losses of $0.6 million. The Company did not recognize any impairment losses during Fiscal 2006.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company recorded $4.9 million, $6.7 million and $6.1 million related to asset write-offs within depreciation and amortization expense.

Goodwill

As of January 31, 2009, the Company had approximately $10.7 million of goodwill compared to $11.5 million as of February 2, 2008. The Company’s goodwill is primarily related to the acquisition of our importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The reduction in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.

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

Self-Insurance Liability

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

Points earned under the credit card rewards program on purchases at AE and aerie are accounted for in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award gift card is redeemed or

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the points expire. Additionally, credit card reward points earned on non-AE or aerie purchases are accounted for in accordance with EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”). As the points are earned, a current liability is recorded for the estimated cost of the award gift card, and the impact of adjustments is recorded in cost of sales.

The Company also offers its customers the AE All-Access Pass® (the “Pass”), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company has historically accounted for the credits earned using the Pass in accordance with EITF 01-09. However, in connection with the launch of the credit card rewards program, the Company determined that these credits should be accounted for consistently in accordance with EITF 00-21. The effect of applying EITF 00-21 did not have a material impact on the Company’s Consolidated Financial Statements. Accordingly, beginning in Fiscal 2008, the portion of the sales revenue attributed to the award credits is deferred and recognized when the award credits are redeemed or expire.

Stock Repurchases

During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, the Company repurchased 18.7 million shares as part of its publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. The Company did not repurchase any common stock as part of its publicly announced repurchase program during Fiscal 2008. As of March 25, 2009, the Company had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

During Fiscal 2008 and Fiscal 2007, the Company repurchased 0.2 million and 0.4 million shares, respectively from certain employees at market prices totaling $3.4 million and $12.3 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Stock Split

On November 13, 2006, the Company’s Board approved a three-for-two stock split. This stock split was distributed on December 18, 2006, to stockholders of record on November 24, 2006. All share amounts and per share data presented herein reflect this stock split.

Income Taxes

Effective February 4, 2007, the Company adopted FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Refer to Note 12 to the Consolidated Financial Statements for further discussion of the adoption of FIN 48.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances, or net income.

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

	For the Years Ended
	January 31,	February 2,
	2009	2008
	(In thousands)

Beginning balance	$4,683	$5,998
Returns	(81,704)	(83,082)
Provisions	81,113	81,767

Ending balance	$4,092	$4,683

Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of net sales. For further information on a change in the Company’s gift card program, refer to the Gift Cards caption below.

The Company sells end-of-season, overstock and irregular merchandise to a third party vendor. For Fiscal 2008, the Company recorded $38.2 million of proceeds and $38.0 million of cost of sell-offs within net sales and cost of sales, respectively. For Fiscal 2007, the Company recorded $23.8 million of proceeds and $25.8 million of cost of sell-offs within net sales and cost of sales, respectively. For Fiscal 2006, the Company recorded $5.3 million of proceeds and $6.5 million of cost of sell-offs within net sales and cost of sales, respectively. During the three months ended October 28, 2006, the Company began classifying sell-offs on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively. Prior to this time, the Company had presented the proceeds and cost of sell-offs on a net basis within cost of sales. Amounts for the six months ended July 29, 2006 were not adjusted to reflect this change as the amounts were determined to be immaterial.

Shipping and handling amounts billed to customers are recorded as revenue. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company recorded shipping and handling revenue of $16.9 million, $16.1 million and $17.7 million, respectively, in net sales.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of January 31, 2009 and February 2, 2008, the Company had prepaid advertising expense of $2.9 million and $4.5 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $79.7 million, $74.9 million and $64.3 million in advertising expense during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Design Costs

The Company has certain design costs, including compensation, rent, depreciation, travel, supplies and samples, which are included in cost of sales as the respective inventory is sold.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other Income, Net

Other income, net consists primarily of interest income as well as foreign currency transaction gain/loss and interest expense.

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with FSP FAS 115-1. FSP FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its carrying value. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s carrying value and its fair value.

For Fiscal 2008, the Company recorded OTTI charges related to its investment securities of $22.9 million. Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding our OTTI charges.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Prior to July 8, 2007, if a gift card remained inactive for greater than 24 months, the

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 8, 2007, the Company discontinued assessing a service fee on active gift cards. As a result, the Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $12.2 million of revenue related to gift card breakage during Fiscal 2008. The Company recorded $13.1 million of revenue related to gift card breakage during Fiscal 2007, which included cumulative breakage revenue related to gift cards issued since the Company introduced its gift card program. Prior to July 8, 2007, the Company recorded gift card service fee income in other income, net. The Company recorded gift card service fee income of $0.8 million and $2.3 million in Fiscal 2007 and Fiscal 2006, respectively.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Cash paid during the periods for:
Income taxes	$132,234	$260,615	$204,179
Interest	$1,947	$—	$19
Supplemental disclosure of non-cash transactions:
Transfer of investment securities from available-for-sale to trading classification	$—	$—	$180,787

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of potential dilutive common stock (stock options and restricted stock).

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Net income	$179,061	$400,019	$387,359
Weighted average common shares outstanding:
Basic shares	205,169	216,119	222,662
Dilutive effect of stock options and non-vested restricted stock	2,413	4,161	5,722

Diluted shares	207,582	220,280	228,384

Equity awards to purchase 7.6 million, 2.5 million and 1.1 million shares of common stock during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, for Fiscal 2008, approximately 0.8 million shares of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts. This was due to the Company not attaining the operating performance required for the shares to vest as compared to the pre-established annual performance goals.

Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), the Company has identified four operating segments (American Eagle Brand U.S. and Canadian retail stores, aerie by American Eagle retail stores, MARTIN + OSA retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131.

The following tables present summarized geographical information:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Net sales:
United States	$2,707,261	$2,770,119	$2,562,831
Foreign(1)	281,605	285,300	231,578

Total net sales	$2,988,866	$3,055,419	$2,794,409

(1)	Amounts represent sales from American Eagle and aerie Canadian retail stores, as well as AEO Direct sales, that are billed to and/or shipped to foreign countries.

	January 31,	February 2,
	2009	2008
	(In thousands)

Long-lived assets, net:
United States	$708,180	$596,715
Foreign	42,766	40,332

Total long-lived assets, net	$750,946	$637,047

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2007 presentation, including unaudited quarterly financial information. Refer to Note 13 to the Consolidated Financial Statements.

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

	January 31, 2009
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)

Cash and cash equivalents:
Cash	$61,355	$—	$—
Money-market	411,987	—	—

Total cash and cash equivalents	$473,342	$—	$—
Short-term investments:
Preferred stock	$6,219	$—	$—
Auction rate preferred securities	4,292	—	—

Total short-term investments	$10,511	$—	$—
Long-term investments:
Student-loan backed ARS	$169,254	$—	$(31,446)
State and local government ARS	69,970	—	(630)
Auction rate preferred securities	11,783	—	(3,217)

Total long-term investments	$251,007	$—	$(35,293)

Total	$734,860	$—	$(35,293)

	February 2, 2008
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)

Cash and cash equivalents:
Cash	$45,422	$—	$—
Money-market	70,639	—	—

Total cash and cash equivalents	$116,061	$—	$—
Short-term investments:
Student-loan backed ARS	$248,800	$—	$—
Treasury and agency ARS	20,172	107	—
State and local government ARS	136,161	52	—
Auction rate preferred securities	98,745	—	(27)

Total short-term investments	$503,878	$159	$(27)
Long-term investments:
Treasury and agency ARS	$122,811	$526	$(61)
State and local government ARS	6,419	—	—
Auction rate preferred securities	36,580	65	(48)

Total long-term investments	$165,810	$591	$(109)

Total	$785,749	$750	$(136)

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from the sale of available-for-sale securities were $393.6 million, $2.127 billion and $916.0 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. These proceeds are offset against purchases of $48.7 million, $1.773 billion and $1.353 billion for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. In addition to the OTTI charge discussed below for Fiscal 2008, the Company recorded net realized losses related to the sale of available-for-sale securities of $1.1 million, $0.4 million and $0.6 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, in other income, net.

During Fiscal 2006, the Company transferred certain investment securities from available-for-sale classification to trading classification (the “trading securities”). As a result of this transfer, during Fiscal 2006 a reclassification adjustment of $(0.3) million was recorded in other comprehensive income related to the gain realized in net income at the time of transfer. As a result of trading classification, the Company realized $3.5 million of capital gains, which were recorded in other income, net during Fiscal 2006. The trading securities were sold during Fiscal 2006, at which time the Company received proceeds of $184.0 million. As of January 31, 2009, the Company had no investments classified as trading securities.

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired:

			Greater than
	Less than		or Equal
	12 Months		to 12 Months
	Gross Unrealized		Gross Unrealized
	Holding Losses	Fair Value	Holding Losses	Fair Value
	(In thousands)

January 31, 2009
Student-loan backed ARS	$(31,446)	$169,254	$—	$—
State and local government ARS	(630)	69,970	—	—
Auction rate preferred securities	(3,217)	11,783	—	—

Total	$(35,293)	$251,007	$—	$—

February 2, 2008
Auction rate preferred securities (“ARPS”)	$(75)	$19,136	$—	$—
Treasury and agency securities	(61)	18,377	—	—

Total	$(136)	$37,513	$—	$—

As of January 31, 2009, we had a total of $734.9 million in cash and cash equivalents, short-term and long-term investments, which included $255.3 million of investments in ARS and $6.2 million of preferred securities, net of $35.3 million ($21.8 million net of tax) of temporary impairment and $22.9 million in OTTI. Our short-term and long-term investments consist of the following:

	No. of		Temporary		Carrying Value as
	Issues	Par Value	Impairment	OTTI	of January 31, 2009
	(In thousands, except no. of issues amount)

Auction-rate securities (“ARS”):
Closed-end municipal fund ARS	5	$41,750	$(263)	$—	$41,487
Municipal Bond ARS	5	28,850	(367)	—	28,483
Auction rate preferred securities	5	29,400	(3,217)	(10,108)	16,075
Federally-insured student loan ARS	17	166,700	(17,283)	—	149,417
Private-insured student loan ARS	4	34,000	(14,163)	—	19,837

Total Auction-rate securities	36	300,700	(35,293)	(10,108)	255,299
Preferred Stock	4	19,000	—	(12,781)	6,219

Total	40	$319,700	$(35,293)	$(22,889)	$261,518

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auction rate preferred securities (“ARPS”) are a type of ARS that have an underlying asset of perpetual preferred stock. In the event of default or liquidation of the collateral by the ARS issuer or trustee, the Company is entitled to receive non-convertible preferred shares in the ARS issuer. Lehman Brothers Holdings, Inc. (“Lehman”) (which filed for Chapter 11 bankruptcy protection during September 2008) acted as the broker and auction agent for all of the ARPS held by the Company. The Lehman bankruptcy resulted in the dissolution of the investment trusts for most of the Company’s ARPS. As a result, during Fiscal 2008, the Company received a total of 760,000 preferred shares of four companies. For Fiscal 2008, the Company recorded an OTTI charge of $12.8 million based on the closing market price of the preferred shares on January 30, 2009.

Furthermore, as a result of the Lehman bankruptcy, it is probable that the trusts for three additional ARPS will dissolve in the first quarter of 2009. Since it is unlikely that these investments will recover in value in the near term, for Fiscal 2008 the Company recorded an OTTI charge related to these ARPS of $10.1 million based on the closing market price for the underlying preferred shares on January 30, 2009.

In addition to the OTTI recorded, as a result of the current market conditions, the Company recorded a net temporary impairment charge of $35.3 million in connection with the valuation of the remainder of its ARS portfolio at January 31, 2009.

For instruments deemed to be temporarily impaired, we believe that these ARS investments can be liquidated through successful auctions or redemptions at par or par plus accrued interest. We maintain our ability and intent to hold these investments until recovery of market value and believe that the current illiquidity and impairment of these investments is temporary. In addition, we believe that the current lack of liquidity relating to ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

We continue to monitor the market for ARS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional OTTI and/or temporary impairment.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding a subsequent event relating to our investment securities.

4.	Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company has adopted the provisions of SFAS No. 157 as of February 3, 2008, for its financial instruments, including its investment securities.

Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Our short-term investments with active markets, which represent our preferred stock investments, as well as cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has concluded that the ARPS with underlyings of publicly traded preferred stock that it has

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as short term represent a Level 2 valuation and have been valued using the publicly available trading prices of the underlying preferred shares as the basis for its valuation.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has concluded that the ARS that it has classified as long-term due to failed auctions or that have long-term auction resets, as well as ARPS with underlyings of non-publicly traded preferred stock, represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the ARS.

As of January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2009:

	Fair Value Measurements at January 31, 2009
		Quoted Market
	Carrying	Prices in Active		Significant
	Amount as	Markets for	Significant Other	Unobservable
	of January 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash and Cash Equivalents
Cash	$61,355	$61,355	$—	$—
Money-market	411,987	411,987	—	—

Total cash and cash equivalents	$473,342	$473,342	$—	$—
Short-term Investments
Preferred stock	$6,219	$6,219	$—	$—
Auction rate preferred securities	4,292	—	4,292	—

Total Short-term Investments	$10,511	$6,219	$4,292	$—
Long-term Investments
Student-loan backed ARS	$169,254	$—	$—	$169,254
State and local government ARS	69,970	—	—	69,970
Auction rate preferred securities	11,783	—	—	11,783

Total Long-term Investments	$251,007	$—	$—	$251,007

Total	$734,860	$479,561	$4,292	$251,007

Percent to total	100.0%	65.3%	0.6%	34.1%

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the fair value analysis for Fiscal 2008, the Company recorded a net temporary impairment of $35.3 million ($21.8 million, net of tax). This amount was recorded in other comprehensive income (“OCI”). The Company also recorded OTTI of $22.9 million during Fiscal 2008. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable Inputs)
			Student
			Loan-
		Auction-	Backed
		Rate	Auction-	Auction-Rate
		Municipal	Rate	Preferred
	Total	Securities	Securities	Securities
	(In thousands)

Carrying Value at February 2, 2008	$—	$—	$—	$—
Additions to Level 3 upon adoption of SFAS No. 157(1)	340,475	84,575	212,000	43,900
Settlements	(29,875)	(18,575)	(11,300)	—
Additions to Level 3(2)	4,600	4,600	—	—
Transfer out of Level 3(3)	(28,900)	—	—	(28,900)
Gains and losses:
Reported in earnings	—	—	—	—
Reported in OCI	(35,293)	(630)	(31,446)	(3,217)

Balance at January 31, 2009	$251,007	$69,970	$169,254	$11,783

(1)	Represents amounts transferred upon the adoption of SFAS No. 157 during the first quarter of Fiscal 2008.

(2)	Additions to Level 3 include securities previously classified as Level 2, which were securities that had experienced partial calls prior to the fourth quarter of 2008 and were previously valued at par.

(3)	Transfers out of Level 3 include preferred securities (into Level 1) and ARPS (into Level 2). The transfers to Level 1 occurred due to the Company acquiring exchange traded preferred shares as a result of the ARPS trusts liquidating. The transfers to Level 2 occurred as a result of the company determining that it was more appropriate to value these investments using observable market prices of the underlying securities. Refer to Note 3 to the Consolidated Financial Statements. The OTTI charge of $22.9 million that was reported in earnings was taken on Level 1 and Level 2 securities transferred from Level 3.

5.	Accounts and Note Receivable

Accounts and note receivable are comprised of the following:

	January 31,	February 2,
	2009	2008
	(In thousands)

Construction allowances	$11,139	$12,284
Merchandise sell-offs	17,057	11,101
Interest income	1,355	4,803
Marketing cost reimbursements	2,363	917
Credit card receivable	5,175	—
Merchandise vendor receivables	2,899	626
Other	1,483	2,189

Total	$41,471	$31,920

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consists of the following:

	January 31,	February 2,
	2009	2008
	(In thousands)

Land	$6,364	$6,869
Buildings	122,414	106,632
Leasehold improvements	605,299	528,188
Fixtures and equipment	536,009	427,827
Construction in progress	28,543	21,794

	$1,298,629	$1,091,310
Less: Accumulated depreciation and amortization	(558,389)	(465,742)

Net property and equipment	$740,240	$625,568

Depreciation expense is summarized as follows:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Depreciation expense	$130,802	$108,919	$87,869

7.	Note Payable and Other Credit Arrangements

The Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $350.0 million. Of this amount, $150.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at the Company’s discretion. As of January 31, 2009, the Company had outstanding demand letters of credit of $57.3 million and demand line borrowings of $75.0 million. The outstanding amounts on these facilities can be demanded for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines for Fiscal 2008 was 2.9% and the Company has incorporated the demand line proceeds into working capital. The demand line facilities comprising the $100.0 million borrowing capacity expire on April 22, 2009. The Company is currently working with its lenders to renew these facilities or to obtain committed credit lines of a comparable amount. If unable to renew both of its demand line facilities, the Company would be required to repay immediately the $75 million that it has drawn on those facilities. The Company believes that this would have no material impact on its ability to fund operations.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Store rent:
Fixed minimum	$197,820	$167,051	$145,519
Contingent	11,767	17,626	19,138

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	209,587	184,677	164,657
Offices, distribution facilities, equipment and other	18,260	17,250	12,540

Total rent expense	$227,847	$201,927	$177,197

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 31, 2009:

Future Minimum
Fiscal years:	Lease Obligations
(In thousands)

2009	$234,095
2010	229,702
2011	212,901
2012	195,283
2013	178,133
Thereafter	720,253

Total	$1,770,367

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

	Before	Tax	Accumulated Other
	Tax	(Expense)	Comprehensive Income
	Amount	Benefit	(Loss)
	(In thousands)

Balance at January 28, 2006	$21,488	$540	$22,028
Unrealized loss on investments	(276)	85	(191)
Reclassification adjustment for net losses realized in net income related to sale of available-for-sale securities	578	(222)	356
Reclassification adjustment for gain realized in net income related to the transfer of investment securities from available-for-sale classification to trading classification	(287)	110	(177)
Foreign currency translation adjustment	(1,180)	—	(1,180)
Reclassification adjustment for loss realized in net income related to the disposition of National Logistics Services	878	—	878

Balance at February 3, 2007	21,201	513	21,714
Unrealized gain on investments	1,538	(591)	947
Reclassification adjustment for net losses realized in net income related to sale of available-for-sale securities	393	(151)	242
Foreign currency translation adjustment	12,582	—	12,582

Balance at February 2, 2008	$35,714	$(229)	$35,485

Temporary impairment related to ARS	(36,825)	14,030	(22,795)
Reclassification adjustment for losses realized in net income related to sale of ARS	318	(121)	197
Reclassification adjustment for OTTI charges realized in net income related to ARS	1,214	(463)	751
Unrealized loss on investments	(607)	229	(378)
Foreign currency translation adjustment	(27,649)	—	(27,649)

Balance at January 31, 2009	$(27,835)	$13,446	$(14,389)

The components of accumulated other comprehensive income were as follows:

	For the Years Ended
	January 31,	February 2,
	2009	2008
	(In thousands)

Net unrealized (loss) gain on available-for-sale securities, net of tax(1)	$(21,847)	$378
Foreign currency translation adjustment	7,458	35,107

Accumulated other comprehensive (loss) income	$(14,389)	$35,485

(1)	Amounts are shown net of tax of $13.4 million and $(0.2) million for Fiscal 2008 and Fiscal 2007, respectively.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Share-Based Payments

At January 31, 2009, the Company had awards outstanding under three share-based compensation plans, which are described below.

At the beginning of Fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of the Company’s common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $20.3 million ($12.5 million, net of tax), $33.7 million ($20.7 million, net of tax) and $36.6 million ($22.6 million, net of tax), respectively.

SFAS No. 123(R) requires recognition of compensation cost under a non-substantive vesting period approach. Accordingly, the Company recognizes compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant.

Share-based compensation plans

1994 Stock Option Plan

On February 10, 1994, the Company’s Board adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the grant of 12.2 million incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 24.3 million shares. Additionally, the amendment provided that the maximum number of options that may be granted to any individual may not exceed 8.1 million shares. The options granted under the 1994 Plan were approved by the Compensation Committee of the Board, primarily vest over five years, and expire ten years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the “1999 Plan”) was approved by the stockholders on June 8, 1999. The 1999 Plan authorized 18.0 million shares for issuance in the form of stock options, stock appreciation rights, restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 33.0 million. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 9.0 million shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock splits) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock option grants in June 2005. Under this plan, 33.2 million non-qualified stock options and 6.7 million shares of restricted stock were granted to employees and certain non-employees (without considering cancellations to date of awards for 7.9 million shares). Approximately 33% of the options granted were to vest over eight years after the date of grant but were accelerated as the Company met annual performance goals. Approximately 34% of

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the options granted under the 1999 Plan vest over three years, 23% vest over five years and the remaining grants vest over one year. All options expire after ten years. Performance-based restricted stock was earned if the Company met established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Stock Award and Incentive Plan (the “2005 Plan”) was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, stock appreciation rights, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year plus the amount of the unused annual limit of the previous year. The 2005 Plan allows the Compensation Committee to determine which employees receive awards and the terms and conditions of these awards. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through January 31, 2009, 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 2.9 million shares). Approximately 99% of the options granted under the 2005 Plan vest over three years and 1% vest over five years. Options were granted for ten and seven-year terms. Approximately 97% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 3% of the restricted stock awards are time-based and vest over three years.

Stock Option Grants

A summary of the Company’s stock option activity under all plans for Fiscal 2008 follows:

	For the Year Ended January 31, 2009(1)
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(In years)	(In thousands)

Outstanding — February 2, 2008	12,915,576	$14.41
Granted	3,514,653	$20.95
Exercised(2)	451,644	$8.44
Cancelled	1,481,851	$23.51

Outstanding — January 31, 2009	14,496,734	$15.25	4.1	$14,219

Vested and expected to vest — January 31, 2009	14,160,412	$15.10	4.1	$14,217

Exercisable — January 31, 2009	6,261,165	$6.74	2.6	$14,208

(1)	As of January 31, 2009, the Company had 5.5 million shares available for stock option grants.

(2)	Options exercised during Fiscal 2008 ranged in price from $1.98 to $19.74.

The weighted-average grant date fair value of stock options granted during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $7.16, $10.64, and $7.59, respectively. The aggregate intrinsic value of options exercised during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $3.9 million, $22.5 million, and $73.4 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $3.8 million

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1.1 million, respectively, for Fiscal 2008. Cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $13.2 million and $7.3 million, respectively, for Fiscal 2007. For Fiscal 2006, cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $28.4 million and $25.5 million, respectively.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	January 31,		February 2,		February 3,
Black-Scholes Option Valuation Assumptions	2009		2008		2007

Risk-free interest rates(1)	2.5%		4.5%		4.9%
Dividend yield	1.7%		0.9%		1.0%
Volatility factors of the expected market price of the Company’s common stock(2)	44.4%		39.2%		41.3%
Weighted-average expected term(3)	4.3	years	4.4	years	4.4	years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the year ended January 31, 2009 was determined based on historical experience. The weighted average expected option terms for the years ended February 2, 2008 and February 3, 2007 were determined using a combination of the “simplified method” for plain vanilla options as allowed by Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB No. 107”), and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of January 31, 2009, there was $20.6 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Grants

Under the 2005 Plan, the fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A summary of the activity of the Company’s restricted stock is presented in the following tables.

	For the Year Ended January 31, 2009
		Weighted-
		Average Grant
Time-Based Restricted Stock	Shares	Date Fair Value

Nonvested — February 2, 2008	74,500	$19.97
Granted	—	—
Vested	(18,500)	20.25
Cancelled	(15,000)	19.60

Nonvested — January 31, 2009	41,000	$19.97

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended
	January 31, 2009
		Weighted-
		Average Grant
Performance-Based Restricted Stock	Shares	Date Fair Value

Nonvested — February 2, 2008	612,575	$29.73
Granted	878,415	21.24
Vested	(433,983)	29.72
Cancelled	(299,195)	26.33

Nonvested — January 31, 2009	757,812	$21.26

As of January 31, 2009, there was $0.2 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of four months. The total fair value of restricted stock awards vested during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $9.6 million, $32.6 million and $18.9 million, respectively.

As of January 31, 2009, the Company had 4.1 million shares available for restricted stock awards, restricted stock units or other full value stock awards.

11.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 1/2 years of age and have completed 60 days of service. Individuals can decline enrollment or can contribute up to 30% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 50% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $6.3 million, $6.1 million and $6.9 million in expense during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, in connection with the Retirement Plan.

The Employee Stock Purchase Plan is a non-qualified plan that covers all full-time employees and part-time employees who are at least 18 years old and have completed 60 days of service. Contributions are determined by the employee, with the Company matching 15% of the investment up to a maximum investment of $100 per pay period. These contributions are used to purchase shares of Company stock in the open market.

12.	Income Taxes

The components of income before income taxes were:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

U.S.	$244,629	$568,519	$561,178
Foreign	52,412	67,862	67,889

Total	$297,041	$636,381	$629,067

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 31,	February 2,
	2009	2008
	(In thousands)

Deferred tax assets:
Rent	$22,207	$19,307
Deferred compensation	21,492	27,448
Inventories	14,828	9,750
Temporary impairment of investment securities	13,446	—
Foreign and state income taxes	12,984	13,417
Other-than-temporary impairment of investment securities	8,721	—
Tax credits	4,217	2,450
Employee compensation and benefits	3,677	9,935
Other	10,158	9,040

Gross deferred tax assets	111,730	91,347
Valuation allowance	(12,933)	(2,450)

Total deferred tax assets	$98,797	$88,897

Deferred tax liabilities:
Property and equipment	$(36,641)	$(17,655)
Prepaid expenses	(1,708)	—

Deferred tax liabilities	$(38,349)	$(17,655)

Total deferred tax assets, net	$60,448	$71,242

Classification in the Consolidated Balance Sheet
Current deferred tax assets	$45,447	$47,004
Noncurrent deferred tax assets	15,001	24,238

Total net deferred tax assets	$60,448	$71,242

The net decrease in deferred tax assets and liabilities was primarily due to an increase in the deferred tax liability for property and equipment related to bonus depreciation partially offset by the increase in the deferred tax asset related to the temporary impairment of certain investment securities reflected in Other Comprehensive Income.

Significant components of the provision for income taxes were as follows:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Current:
Federal	$69,592	$172,604	$213,001
Foreign taxes	16,341	24,030	22,665
State	7,578	27,987	33,614

Total current	93,511	224,621	269,280
Deferred:
Federal	21,927	10,306	(26,141)
Foreign taxes	(340)	(2,077)	2,694
State	2,882	3,512	(4,125)

Total deferred	24,469	11,741	(27,572)

Provision for income taxes	$117,980	$236,362	$241,708

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2008, Fiscal 2007, and Fiscal 2006 in the amounts of $1.1 million, $7.2 million and $25.5 million, respectively.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance to companies to determine how the American Jobs Creation Act of 2004 (the “Act”) affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and that meet certain requirements. During Fiscal 2006, the Company repatriated $83.4 million as extraordinary dividends from its Canadian subsidiaries. As a result of the repatriation, the Company recognized total income tax expense of $4.4 million, of which $0.6 million was recorded during Fiscal 2006 and $3.8 million was recorded during Fiscal 2005.

As of January 31, 2009, the Company had undistributed earnings from its Canadian subsidiaries. The Company does not anticipate any deferred tax liability associated with the repatriation of these earnings as the tax on the repatriated earnings would be offset by U.S. foreign income tax credits.

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

As a result of adopting FIN 48, the Company recorded a net liability of approximately $13.3 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings as of February 4, 2007. As of January 31, 2009, the gross amount of unrecognized tax benefits was $41.1 million, of which $23.1 million would affect the effective tax rate if recognized. The gross amount of unrecognized tax benefits as of February 2, 2008 was $43.0 million, of which $25.2 million would affect the effective tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the	For the
	Year Ended	Year Ended
	January 31,	February 2,
	2009	2008
	(In thousands)

Unrecognized tax benefits, beginning of year balance	$42,953	$39,311
Increases in tax positions of prior periods	205	2,562
Decreases in tax positions of prior periods	(1,705)	(5,026)
Increases in current period tax positions	4,221	8,057
Settlements	(4,529)	(1,764)
Lapse of statute of limitations	(30)	(187)
Translation adjustment	(35)	—

Unrecognized tax benefits, end of the year balance	$41,080	$42,953

Over the next twelve months the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $18 million due to settlements, expiration of the statute of limitations or other changes in unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The examination of the Company’s U.S. federal income tax returns for tax years ended July 2003 to July 2005 were substantially completed in January 2008. The Internal Revenue Service (“IRS”) examination has

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been resolved except for one unagreed item, which is currently under review with IRS Appeals. The Company believes its reserves are adequate to cover the ultimate resolution of this unagreed item. An examination of the July 2006 and 2007 federal tax returns started in the first quarter of Fiscal 2008 and remains in process. The Company does not anticipate that any adjustments will result in a material change to its financial position or results of operations. All years prior to July 2003 are no longer subject to U.S. federal income tax examinations by tax authorities. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2002. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company has been certified to qualify for nonrefundable incentive tax credits in Kansas for additional expenditures related to the Ottawa, Kansas distribution center. As a result, the Company has a deferred tax asset related to Kansas tax credit carryforwards of $4.2 million (net of federal income taxes). These tax credits can be utilized to offset future Kansas income taxes and will expire in 10 years. The use of these tax credits is dependent upon the level of income tax paid to Kansas and our meeting certain requirements in future periods. Due to the contingencies related to the future use of these tax credits, we believe it is more likely than not that the full benefit of this asset will not be realized within the carryforward period. Thus, a valuation allowance of $3.8 million (net of federal income taxes) has been recorded as of January 31, 2009, of which $1.3 million was recorded in Fiscal 2008 and $2.5 million was recorded in Fiscal 2007. The Company may earn additional tax credits or change its assessment of the valuation allowance if certain employment and training requirements are met.

During Fiscal 2008, the Company recorded a valuation allowance against deferred tax assets arising from the other than temporary impairment of certain investment securities. As of January 31, 2009, the valuation allowance related to the other than temporary impairment of certain investment securities totaled $8.7 million. The Company has not recorded a valuation allowance on the temporary impairment of the investment securities recorded in Other Comprehensive Income. The Company believes this treatment is consistent with the Company’s intent and ability to hold the debt securities to recovery.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $11.4 million and $11.2 million as of January 31, 2009 and February 2, 2008, respectively. During Fiscal 2008 and 2007, the Company recognized an immaterial amount of interest and penalties in the provision for income taxes.

A reconciliation between the statutory federal income tax rate and the effective tax rate from continuing operations follows:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	3	4
Valuation allowance on investment security impairment	3	—	—
Tax impact of tax advantaged income	(1)	(1)	(1)

	40%	37%	38%

13.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2008 Quarters Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009
	(In thousands, except per share amounts)

Net sales	$640,302	$688,815	$754,036	$905,713
Gross profit	263,667	289,384	309,412	311,638
Net income	43,895	59,831	42,604	32,731
Income per common share — basic	0.21	0.29	0.21	0.16
Income per common share — diluted	0.21	0.29	0.21	0.16

	Fiscal 2007 Quarters Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
	(In thousands, except per share amounts)

Net sales	$612,386	$703,189	$744,443	$995,401
Gross profit	298,459	316,447	352,917	455,315
Net income	78,770	81,344	99,426	140,479
Income per common share — basic	0.36	0.37	0.46	0.67
Income per common share — diluted	0.35	0.37	0.45	0.66

14.	Subsequent Event — Unaudited

Subsequent to Fiscal 2008, the Company received an additional 0.6 million preferred shares from the dissolution of the trusts that held the ARPS. Since the end of Fiscal 2008, the Company liquidated approximately 1.1 million shares of its preferred stock investments for approximately $5.8 million. As a result of this liquidation, as of March 25, 2009, the Company recorded an incremental loss of $1.9 million during the first quarter of Fiscal 2009. As of March 25, 2009, the Company held 0.2 million preferred shares .

Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information on our investment securities, including a description of the securities and a discussion of the uncertainties relating to their liquidity.

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

In connection with the preparation of this Annual Report on Form 10-K as of January 31, 2009, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of January 31, 2009.

Our Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young’s attestation report on Management’s assessment of our internal control over financial reporting is located below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009 of American Eagle Outfitters, Inc. and our report dated March 25, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 25, 2009

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008
Consolidated Statements of Operations for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007
Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation, as amended(1)
3.2		Amended and Restated Bylaws(2)
4.1		See Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1 hereof
4.2		See Amended and Restated Bylaws in Exhibit 3.2 hereof
10	.1ˆ	Form of the Registrant’s 1994 Stock Option Plan(3)
10	.2ˆ	Form of Restricted Stock Agreement(4)
10.3		Form of Indemnification Agreement(5)
10	.4ˆ	Employee Stock Purchase Plan(6)
10	.5ˆ	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(7)
10	.6ˆ	Management Incentive Plan(8)
10	.7ˆ	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004(9)
10	.8ˆ	Profit Sharing and 401(k) Plan(10)
10	.9ˆ	Employment Agreement between the Registrant and Roger S. Markfield, dated March 21, 2007(11)
10	.10ˆ	Deferred Compensation Plan, as amended(12)
10	.11ˆ	2005 Stock Award and Incentive Plan, as amended(13)
10	.12ˆ	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005(14)
10	.13ˆ	Form of Director Deferred Compensation Agreement(15)
10	.14ˆ	Restricted Stock Exchange and Deferral Agreement, dated July 12, 2006(16)
10	.15ˆ	Form of 409A Addendum(17)
10	.16ˆ	Form of Long Term Incentive Compensation Plan Confidentiality, non-solicitation, non-competition and Intellectual Property Agreement(18)
10	.17ˆ	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(19)
10	.18ˆ	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(20)
10	.19ˆ	Employment Agreement between the Registrant and Joan Hilson, dated July 18, 2005(21)
10	.20ˆ	Separation Agreement Release — Susan P. McGalla, dated August 27, 2008(22)
10	.21ˆ	Employment Agreement between the Registrant and James V. O’Donnell, as amended, dated December 22, 2008(23)
10	.22ˆ	Employment Agreement between the Registrant and Roger S. Markfield, dated January 13, 2009(24)
10	.23ˆ	Separation Agreement and Release between the Registrant and Kathy J. Savitt, dated January 20, 2009(25)
21	*	Subsidiaries
23	*	Consent of Independent Registered Public Accounting Firm
24	*	Power of Attorney
31	.1*	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31	.2*	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated March 6, 2007, filed March 12, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994 and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(6)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(7)	Previously files as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(8)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders held on May 27, 2003, filed April 14, 2003 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.

(10)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 333-121641), filed December 23, 2004, as amended and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 21, 2007, filed March 26, 2007 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 12, 2006, filed July 18, 2006 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.3 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 20, 2008, filed May 23, 2008 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 18, 2006, filed April 24, 2006 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 8-K dated August 27, 2008, filed August 29, 2008 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(24)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 13, 2009, filed January 15, 2009 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 20, 2009, filed January 23, 2009 and incorporated herein by reference.

ˆ	Management contract of compensatory plan of arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer

Dated March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2009.

Signature		Title

/s/ James V. O’Donnell James V. O’Donnell		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joan Holstein Hilson Joan Holstein Hilson		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Jay L. Schottenstein		Chairman of the Board and Director

* Jon P. Diamond		Director

* Michael G. Jesselson		Director

* Alan Kane		Director

* Roger S. Markfield		Director

* Cary D. McMillan		Director

* Janice E. Page		Director

* J. Thomas Presby		Director

* Gerald E. Wedren		Director

*By:	/s/ Joan Holstein Hilson Joan Holstein Hilson, Attorney-in-Fact