Form 10-Q
period 2009-05-02
AMERICAN EAGLE OUTFITTERS INC
filed 2009-06-04
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 206,785,601 Common Shares were outstanding at May 29, 2009.

AMERICAN EAGLE OUTFITTERS, INC.

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets: May 2, 2009, January 31, 2009 and May 3, 2008	3

Consolidated Statements of Operations and Retained Earnings: 13 weeks ended May 2, 2009 and May 3, 2008	4

Consolidated Statements of Cash Flows: 13 weeks ended May 2, 2009 and May 3, 2008	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Submission of Matters to a Vote of Security Holders	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	31
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	May 2,	January 31,	May 3,
	2009	2009	2008
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$418,807	$473,342	$338,238
Short-term investments	30,525	10,511	31,195
Merchandise inventory	279,233	294,928	262,201
Accounts receivable	62,176	41,471	41,651
Prepaid expenses and other	61,479	59,660	92,403
Deferred income taxes	47,140	45,447	41,091

Total current assets	899,360	925,359	806,779

Property and equipment, at cost, net of accumulated depreciation and amortization	739,702	740,240	667,691
Goodwill	10,831	10,706	11,402
Long-term investments	232,953	251,007	335,390
Non-current deferred income taxes	9,434	15,001	27,038
Other assets, net	21,017	21,363	20,195

Total assets	$1,913,297	$1,963,676	$1,868,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,671	$152,068	$116,268
Notes payable	75,000	75,000	75,000
Accrued compensation and payroll taxes	17,520	29,417	19,461
Accrued rent	65,065	64,695	59,467
Accrued income and other taxes	12,567	6,259	13,297
Unredeemed gift cards and gift certificates	27,284	42,299	36,512
Current portion of deferred lease credits	16,056	13,726	13,995
Other liabilities and accrued expenses	19,226	18,299	16,333

Total current liabilities	324,389	401,763	350,333

Non-current liabilities:
Deferred lease credits	101,806	88,314	74,632
Non-current accrued income taxes	33,766	39,898	47,922
Other non-current liabilities	19,866	24,670	31,138

Total non-current liabilities	155,438	152,882	153,692

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,559, 249,328 and 249,462 shares issued; 205,635, 205,281 and 204,856 shares outstanding, respectively	2,486	2,485	2,485

Contributed capital	519,675	513,574	502,243
Accumulated other comprehensive income (loss)	448	(14,389)	29,353
Retained earnings	1,691,823	1,694,161	1,624,800
Treasury stock, 42,931, 43,248 and 43,655 shares, respectively	(780,962)	(786,800)	(794,411)

Total stockholders’ equity	1,433,470	1,409,031	1,364,470

Total liabilities and stockholders’ equity	$1,913,297	$1,963,676	$1,868,495

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands, except per share amounts)	2009	2008
Net sales	$611,986	$640,302
Cost of sales, including certain buying, occupancy and warehousing expenses	391,061	376,635

Gross profit	220,925	263,667
Selling, general and administrative expenses	158,692	169,638
Depreciation and amortization expense	34,894	29,550

Operating income	27,339	64,479
Other (expense) income, net	(2,308)	6,458

Income before income taxes	25,031	70,937
Provision for income taxes	3,064	27,042

Net income	$21,967	$43,895

Basic income per common share	$0.11	$0.21
Diluted income per common share	$0.11	$0.21
Cash dividends per common share	$0.10	$0.10

Weighted average common shares outstanding - basic	205,408	204,841
Weighted average common shares outstanding - diluted	207,286	208,104

Retained earnings, beginning	$1,694,161	$1,601,784
Net income	21,967	43,895
Cash dividends and dividend equivalents	(20,828)	(20,425)
Reissuance of treasury stock	(3,477)	(454)

Retained earnings, ending	$1,691,823	$1,624,800

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2009	2008
Operating activities:
Net income	$21,967	$43,895
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	35,410	29,961
Share-based compensation	5,550	8,882
Deferred income taxes	(2,192)	5,192
Tax benefit from share-based payments	592	154
Excess tax benefit from share-based payments	(87)	(125)
Foreign currency transaction loss	869	12
Realized loss on sale of investment securities	2,749	—
Changes in assets and liabilities:
Merchandise inventory	16,560	23,836
Accounts receivable	(20,604)	(9,769)
Prepaid expenses and other	(1,635)	(56,972)
Other assets, net	658	(460)
Accounts payable	(58,683)	(41,456)
Unredeemed gift cards and gift certificates	(15,115)	(17,970)
Deferred lease credits	15,508	4,355
Accrued compensation and payroll taxes	(11,929)	(30,006)
Accrued income and other taxes	110	(6,480)
Accrued liabilities	(3,892)	(4,196)

Total adjustments	(36,131)	(95,042)

Net cash used for operating activities	(14,164)	(51,147)
Investing activities:
Capital expenditures	(34,875)	(73,629)
Purchase of available-for-sale securities	—	(49,897)
Sale of available-for-sale securities	11,537	347,133
Other investing activities	(430)	(163)

Net cash (used for) provided by investing activities	(23,768)	223,444
Financing activities:
Payments on capital leases	(466)	(589)
Proceeds from issuance of notes payable	—	75,000
Repurchase of common stock from employees	(178)	(3,365)
Net proceeds from stock options exercised	2,308	984
Excess tax benefit from share-based payments	87	125
Cash dividends paid	(20,639)	(20,425)

Net cash (used for) provided by financing activities	(18,888)	51,730

Effect of exchange rate changes on cash	2,285	(1,850)

Net (decrease) increase in cash and cash equivalents	(54,535)	222,177
Cash and cash equivalents - beginning of period	473,342	116,061

Cash and cash equivalents - end of period	$418,807	$338,238

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4,705	$84,461
Cash paid during the period for interest	$477	$341
Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 2, 2009 and May 3, 2008 and for the 13 week periods ended May 2, 2009 and May 3, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2008 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At May 2, 2009, the Company operated in one reportable segment.
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
Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). For items within its scope, FSP FAS 157-2 defers the effective date to fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 for its nonfinancial assets and liabilities during the 13 weeks ended May 2, 2009. Refer to Note 4 to the Consolidated Financial Statements regarding the Company’s adoption of FSP FAS 157-2.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in SFAS 128, Earnings Per Share (“SFAS 128”). The

Company adopted FSP EITF 03-6-1 as of February 1, 2009. Refer to Note 5 to the Consolidated Financial Statements regarding the Company’s adoption of EITF 03-6-1.
In April 2009, the FASB issued three FSPs related to fair value measurements. These positions are intended to provide additional guidance regarding fair value measurements and other-than-temporary impairments of securities. Included in this new guidance are:
•	FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which requires disclosures regarding fair value of financial instruments to be disclosed on an interim as well as on an annual basis;

•	FSP FAS 157-4, Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance regarding (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly, as well as requiring disclosures in interim periods of the inputs and valuation techniques used to measure fair value; and

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“FSP FAS 115-2), which modifies the requirements for recognizing other-than-temporary impairment (“OTTI”) and changes the impairment model for debt securities. In addition, FSP FAS 115-2 requires additional disclosures relating to debt and equity securities both in the interim and annual periods.
FSP FAS 107-1, FSP FAS 157-4 and FSP FAS 115-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company will adopt these pronouncements beginning in the second quarter of Fiscal 2009. The Company does not expect the adoption of FSP FAS 107-1, FSP FAS 157-4 and FSP FAS 115-2 to have a material impact on its Consolidated Financial Statements.
Foreign Currency Translation
The Canadian dollar is the functional currency for the Canadian business. In accordance with SFAS 52, Foreign Currency Translation (“SFAS 52”), assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income (refer to Note 8 to the Consolidated Financial Statements).
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
Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of net sales. For further information on the Company’s gift card program, refer to the Gift Cards caption below.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of a realized investment loss, interest (expense) income, and foreign currency transaction gain/loss.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of May 2, 2009, short-term investments included auction rate securities (“ARS”) classified as available for sale that the Company expects to be called within 12 months based on notice from the issuer.
As of May 2, 2009, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS and auction rate preferred securities (“ARPS”) classified as available-for-sale that have experienced failed auctions or have long-term auction resets. The remaining contractual maturities of our long-term investments is two to 39 years. The weighted average contractual maturity for our long-term investments is approximately 26 years.
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
Income Taxes
The Company evaluates its income tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”), which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.
The Company calculates income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to FIN 48. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in its level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.
The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. The Company believes that its assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances, or net income.
Property and Equipment
Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold Improvements	Lesser of 5 to 10 years or the term of the lease
Fixtures and equipment	3 to 5 years
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the Company’s management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.
When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. The Company recorded $0.7 million and $1.0 million related to asset write-offs within depreciation and amortization expense during the 13 weeks ended May 2, 2009 and May 3, 2008, respectively.
Goodwill
As of May 2, 2009, the Company had approximately $10.8 million of goodwill compared to $10.7 million as of January 31, 2009. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with SFAS 142, Goodwill and Other Intangible Assets, management evaluates goodwill for possible impairment on at least an annual basis.

Gift Cards
The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended May 2, 2009 and May 3, 2008, the Company recorded $1.7 and $1.6 million, respectively, of revenue related to gift card breakage.
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
Points earned under the credit card rewards program on purchases at AE and aerie are accounted by analogy to Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company believes that points earned under its point and loyalty programs represent deliverables in a multiple element arrangement rather than a rebate or refund of cash. Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award gift card is redeemed or when the points expire. Additionally, credit card reward points earned on non-AE or aerie purchases are accounted for in accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”). As the points are earned, a current liability is recorded for the estimated cost of the award gift card, and the impact of adjustments is recorded in cost of sales.
The Company also offers its customers the AE All-Access Pass (the “Pass”), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company determined that rewards earned using the credit card reward program should be accounted for in accordance with EITF 00-21. Accordingly, the portion of the sales revenue attributed to the award credits is deferred and recognized when the awards are redeemed or expire.
Stock Repurchases
During Fiscal 2007, the Company’s Board of Directors (the “Board”) authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. The Company did not repurchase any shares as part of its publicly announced programs during Fiscal 2008 or during the 13 weeks ended May 2, 2009. As of May 2, 2009, the Company had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

During the 13 week periods ended May 2, 2009 and May 3, 2008, the Company repurchased approximately 12,800 shares and 0.2 million shares, respectively, from certain employees at market prices totaling approximately $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).
Segment Information
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has identified four operating segments (American Eagle Brand US and Canadian stores, aerie by American Eagle retail stores, MARTIN + OSA retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by SFAS 131.
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

	May 2,	January 31,	May 3,
(In thousands)	2009	2009	2008
Cash and cash equivalents:
Cash	$49,462	$61,355	$48,702
Treasury bills	70,000	—	—
Money-market	299,345	411,987	289,536

Total cash and cash equivalents	418,807	473,342	338,238
Short-term investments:
Student-loan backed ARS	30,525	—	—
Preferred stock	—	6,219	—
State and local government ARS	—	—	16,695
Auction-rate preferred securities (“ARPS”)	—	4,292	14,500

Total short-term investments	30,525	10,511	31,195
Long-term investments:
Student-loan backed ARS	150,807	169,254	209,070
State and local government ARS	70,278	69,970	83,271
Auction-rate preferred securities	11,868	11,783	43,049

Total long-term investments	232,953	251,007	335,390

Total	$682,285	$734,860	$704,823

Proceeds from the sale of available-for-sale securities were $11.5 million and $347.1 million for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively. There were no purchases of available-for-sale securities for the 13 weeks ended May 2, 2009. There were purchases of $49.9 million of available-for-sale securities for the 13 weeks ended May 3, 2008.
As of May 2, 2009, the Company had a total of $682.3 million in cash and cash equivalents, short-term and long-term investments, which included $263.5 million of investments in ARS and ARPS, net of $19.1 million ($11.8 million, net of tax) of temporary impairment. Our investment portfolio consisted of the following:

			Cumulative Temporary	Carrying Value as of
(in thousands, except no. of issues amount)	No. of issues	Par Value	Impairment	May 2, 2009

Auction rate securities (“ARS”):
Closed-end municipal fund ARS	5	$41,750	$(55)	$41,695
Municipal Bond ARS	5	$28,850	$(267)	$28,583
Auction rate preferred securities (“ARPS”)	2	$15,000	$(3,132)	$11,868
Federally-insured student loan ARS	17	$166,400	$(15,593)	$150,807
Private-insured student loan ARS	4	$30,525	$—	$30,525

Total Auction rate securities	33	$282,525	$(19,047)	$263,478
For instruments deemed to be temporarily impaired, the Company believes that these investments can be liquidated through successful auctions or redemptions at par plus accrued interest. The Company maintains its ability and intent to hold these investments until recovery of market value occurs and believes that the current illiquidity and impairment of these investments is temporary. In addition, the Company believes that the current lack of liquidity relating to ARS and ARPS investments will have no impact on its ability to fund its ongoing operations and growth initiatives.
The Company continues to monitor the market for ARS and ARPS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional OTTI and/or temporary impairment.
Lehman Brothers Holding, Inc. (“Lehman”) acted as the broker and auction agent for all of the Company’s ARPS. Lehman filed for Chapter 11 bankruptcy protection during September 2008, resulting in the dissolution of the investment trusts for most of the Company’s ARPS. As a result, the Company received 760,000 preferred shares in Fiscal 2008 and an additional 576,000 preferred shares during the 13 weeks ended May 2, 2009. During the 13 weeks ended May 2, 2009, the Company liquidated all 1.3 million shares for $7.8 million and recorded an incremental loss of $2.7 million. The total realized loss on the sale of these securities was $25.6 million, of which $22.9 million was recorded as OTTI in Fiscal 2008.
Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our investment securities.
4. Fair Value Measurements
SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company has adopted the provisions of SFAS 157 as of February 3, 2008, for its items measured at fair value on a recurring basis, which consist of financial instruments including ARS and ARPS. Additionally, the Company adopted the provisions of FSP FAS 157-2 as of February 1, 2009 for its items measured at fair value on a nonrecurring basis, including goodwill, property and equipment and inventory.
Financial Instruments
Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of May 2, 2009, the Company’s Level 2 inputs included student-loan backed ARS expected to be called at par based on notice from the issuer.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has concluded that the ARS and ARPS that it has classified as long-term due to failed auctions or that have long-term auction resets represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the securities.
As of May 2, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 2, 2009:

	Fair Value Measurements at May 2, 2009
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of May 2,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$49,462	$49,462	$—	$—
Treasury bills	70,000	70,000	—	—
Money-market	299,345	299,345	—	—

Total cash and cash equivalents	418,807	418,807	—	—
Short-term Investments
Student-loan backed ARS	30,525	—	30,525	—

Total Short-term Investments	30,525	—	30,525	—
Long-term Investments
Student-loan backed ARS	150,807	—	—	150,807
State and local government ARS	70,278	—	—	70,278
Auction rate preferred securities (“ARPS”)	11,868	—	—	11,868

Total Long-term Investments	232,953	—	—	232,953

Total	$682,285	$418,807	$30,525	$232,953

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
As a result of the discounted cash flow analysis, for the 13 weeks ended May 2, 2009, the Company recognized a recovery of $16.2 million ($10.1 million, net of tax), which reduced the total cumulative temporary impairment as of May 2, 2009 to $19.1 million ($11.8 million, net of tax) from $35.3 million ($21.8 million, net of tax) at the end of Fiscal 2008. These amounts were recorded in other comprehensive income (“OCI”) and resulted in an increase in the investments’ fair values. The reversal of temporary impairment was primarily driven by notification received by the Company that $30.5 million of the Company’s private-insured student-loan backed ARS would be called at par subsequent to the 13 weeks ended May 2, 2009. As a result of the call, the securities which were previously impaired were revalued at par and classified as short-term investments on the Company’s Consolidated Balance Sheet.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding a subsequent event related to the Company’s private-insured student-loan ARS.
The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(3,775)	—	(3,775)	—
Transfer out of Level 3 (1)	(30,525)	—	(30,525)	—
Gains and (losses):
Reported in earnings	—	—	—	—
Reported in OCI	16,246	308	15,853	85

Balance at May 2, 2009	$232,953	$70,278	$150,807	$11,868

(1)	Transfers out of Level 3 represent securities called at par subsequent to the 13 weeks ended May 2, 2009 (into Level 2).
Non-Financial Assets
The Company’s non-financial assets, which include goodwill, property and equipment and inventory, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required (i.e. goodwill) and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the lower of cost or fair value. During the 13 weeks ended May 2, 2009, there were no triggering events that prompted an asset impairment test of the Company’s non-financial assets. Accordingly, the Company did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value for the 13 weeks ended May 2, 2009.

5. Earnings per Share
FSP EITF 03-6-1 addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in SFAS 128. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. FSP EITF 03-6-1 was adopted and retrospectively applied at the beginning of Fiscal 2009. For the 13 weeks ended May 2, 2009 and May 3, 2008, the application of FSP EITF 03-6-1 resulted in no change to basic EPS or diluted EPS.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	May 2,	May 3,
(In thousands, except per share amounts)	2009	2008
Weighted average common shares outstanding:
Basic number of common shares outstanding	205,408	204,841
Dilutive effect of stock options and non-vested restricted stock	1,878	3,263

Dilutive number of common shares outstanding	207,286	208,104

Basic net income per common share
Net income	$21,967	$43,895
Less: Income allocated to participating securities	9	78

Net income available to common shareholders	$21,958	$43,817

Basic net income per common share	$0.11	$0.21

Dilutive net income per common share
Net income	$21,967	$43,895
Less: Income allocated to participating securities	9	77

Net income available to common shareholders	$21,958	$43,818

Dilutive net income per common share	$0.11	$0.21

Equity awards to purchase approximately 8.4 million and 5.8 million shares of common stock during the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
For the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, approximately 1.1 million and 0.6 million shares of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, for the 13 weeks ended May 2, 2009, there were 1.2 million shares of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

6. Property and Equipment
Property and equipment consists of the following:

	May 2,	January 31,	May 3,
(In thousands)	2009	2009	2008
Property and equipment, at cost	$1,327,334	$1,298,629	$1,154,610
Less: Accumulated depreciation and amortization	(587,632)	(558,389)	(486,919)

Net property and equipment	$739,702	$740,240	$667,691

7. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $350.0 million. Of this amount, $150.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at the Company’s discretion. As of May 2, 2009, the Company had outstanding demand letters of credit of $50.0 million and demand line borrowings of $75.0 million. The Company has renewed the demand line credit facilities comprising the $100.0 million borrowing capacity. Each of the two demand line facilities provides $50.0 million of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2009. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines was 3.0% and the Company has incorporated the outstanding demand line borrowings into working capital.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding a subsequent event related to the Company’s borrowing agreements.
8. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2009	2008
Net income	$21,967	$43,895
Other comprehensive income (loss):
Temporary impairment reversal (loss) related to auction-rate securities, net of tax (1)	10,056	(3,140)
Unrealized loss on investments, net of tax	—	(314)
Reclassification adjustment for gain realized in net income related to the sale of available-for-sale securities, net of tax	—	(52)
Foreign currency translation adjustment	4,781	(2,626)

Other comprehensive income (loss):	14,837	(6,132)

Total comprehensive income (loss)	$36,804	$37,763

(1)	Amounts are shown net of tax of $(6.2) million and $1.9 million for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively.
9. Share-Based Compensation
The Company accounts for share-based compensation under the provisions of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.
Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 2, 2009 and May 3, 2008 was $5.6 million ($3.4 million, net of tax) and $8.9 million ($5.5 million, net of tax), respectively.

Stock Option Grants
The Company grants both time-based and performance-based stock options under its 2005 Plan.
Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over three years and are earned if the Company meets pre-established performance goals during each year.
A summary of the Company’s stock option activity for the 13 weeks ended May 2, 2009 follows:

	13 Weeks Ended
	May 2, 2009 (1)
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding - January 31, 2009	14,496,734	$15.25
Granted	2,370,222	$9.15
Exercised (2)	312,474	$7.39
Cancelled	565,562	$19.78

Outstanding - May 2, 2009	15,988,920	$14.31	4.3	$61,548

Vested and expected to vest - May 2, 2009	15,631,123	$14.29	4.2	$60,485

Exercisable - May 2, 2009	6,524,443	$7.07	2.5	$48,259

(1)	As of May 2, 2009, the Company had approximately 3.7 million shares available for stock option grants.

(2)	Options exercised during the 13 weeks ended May 2, 2009 had exercise prices ranging from $4.68 to $12.03.
The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 2, 2009 and May 3, 2008 was $3.58 and $7.20, respectively. The aggregate intrinsic value of options exercised during the 13 weeks ended May 2, 2009 and May 3, 2008 was $1.7 million and $0.7 million, respectively.
Cash received from the exercise of stock options was $2.3 million for the 13 weeks ended May 2, 2009 and $1.0 million for the 13 weeks ended May 3, 2008. The actual tax benefit realized from stock option exercises totaled $0.6 million for the 13 weeks ended May 2, 2009 and $0.2 million for the 13 weeks ended May 3, 2008.
The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
	May 2,	May 3,
Black-Scholes Option Valuation Assumptions	2009	2008
Risk-free interest rate (1)	1.7%	2.5%
Dividend yield	3.9%	1.7%
Volatility factor (2)	62.1%	44.4%
Weighted-average expected term (3)	4.5 years	4.3 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for both the 13 weeks ended May 2, 2009 and May 3, 2008 was determined based on historical experience.

(4)	Based upon historical experience.
As of May 2, 2009, there was $17.3 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Grants
Time-based restricted stock awards include two types of awards; time-based restricted stock and time-based restricted stock units. Time-based restricted stock awards vest over three years and participate in nonforfeitable dividends. Time-based restricted stock units vest over three years, however they may be accelerated to vest over one year if the Company meets pre-established performance goals in the year of grant. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.
Performance-based restricted stock awards include two types of awards; performance-based restricted stock and performance-based restricted stock units. Performance-based restricted stock awards vest over one year and participate in nonforfeitable dividends. Performance-based restricted stock units cliff vest at the end of a three year period based upon the Company’s achievement of pre-established goals. Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions as the original award.
The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. Historically, the Company has granted only restricted stock awards that entitled the holders to receive nonforfeitable dividends prior to vesting. Beginning with the 2009 restricted stock awards, the Company began to also grant restricted stock unit awards to its employees. The restricted stock unit awards differ from the restricted stock awards in that they do not contain nonforfeitable rights to dividends and are therefore not considered participating securities in accordance with FSP EITF 03-6-1.
A summary of the Company’s restricted stock activity is presented in the following tables.

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	13 Weeks Ended		13 Weeks Ended
	May 2, 2009		May 2, 2009
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested - January 31, 2009	41,000	$19.97	757,812	$21.26
Granted	—	—	989,664	$9.66
Vested	(37,500)	$19.69	—	—
Cancelled	—	—	(757,812)	$21.26

Nonvested - May 2, 2009	3,500	$23.01	989,664	$9.66

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	May 2, 2009		May 2, 2009
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested - January 31, 2009	—	$—	—	$—
Granted	1,847,133	9.78	403,108	9.66
Cancelled	(25,362)	9.66	—	—

Nonvested - May 2, 2009	1,821,771	$9.78	403,108	$9.66
As of May 2, 2009, there was $17.0 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.
10. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate based on actual operating results for the 13 weeks ended May 2, 2009 (“the first quarter”) was 12.2% compared to 38.1% for the 13 weeks ended May 3, 2008. The lower effective income tax rate during the first quarter was primarily the result of the lower level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FIN 48 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by $9 million during the 13 weeks ended May 2, 2009 primarily due to the result of federal and state income tax settlements and other changes in income tax reserves. Over the next twelve months, the Company believes that it is reasonably possible that the liability for unrecognized tax benefits may decrease by approximately $13 million due to settlements, expiration of the statute of limitations or other changes in unrecognized tax benefits.
11. Legal Proceedings
The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with SFAS 5, Accounting for Contingencies, management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position or results of operations of the Company.
12. Subsequent Event
Subsequent to the 13 weeks ended May 2, 2009, the Company received notice of a call at par relating to all of its private-insured student-loan ARS. On May 27, 2009, the Company received $30.5 million plus accrued interest. As a result of the subsequent calls, these securities have been classified as short-term investments and are carried at par value in the Consolidated Balance Sheet as of May 2, 2009.
Additionally, subsequent to the 13 weeks ended May 2, 2009, the Company renewed one of its two demand line facilities comprising $50.0 million of borrowing capacity. This renewed demand line facility expires on May 22, 2010, compared to the previous expiration date of May 22, 2009. No other terms of the agreement changed as a result of this renewal.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the 13 week periods ended May 2, 2009 and May 3, 2008, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of May 2, 2009 and May 3, 2008, and the related consolidated statements of operations and retained earnings and the consolidated statements of cash flows for the three month periods ended May 2, 2009 and May 3, 2008. These financials statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 2009, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the year then ended not presented herein, and in our report dated March 25, 2009, we expressed an unqualified opinion on those consolidated financials statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
June 2, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2008 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2008 Annual Report on Form 10-K.
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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of approximately nine new American Eagle stores and 21 new aerie stores in the United States and Canada during Fiscal 2009;

•	the selection of approximately 25 to 30 American Eagle stores in the United States and Canada for remodeling during Fiscal 2009;

•	the future opening of 77kids by american eagle stores;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA and martinandosa.com;

•	the success of aerie by american eagle and aerie.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions and/or internally developing additional new brands;

•	the possibility that we may be required to take additional temporary or other-than-temporary impairment charges relating to our investment securities; and

•	the possibility that the amounts drawn on our demand borrowing agreements will be called for repayment and that the facilities may not be available for future borrowings.
We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2008 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.
Key Performance Indicators
Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:
Comparable store sales - Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from AEO Direct are not included in comparable store sales.
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
Results of Operations
Overview
The first quarter financial results declined over last year due to the current consumer environment and challenges within the AE business. Total sales declined 4% and comparable store sales declined 10%, reflecting lower traffic and transactions within the AE Brand. The merchandise margin was lower and rent increased as a percent to sales. Selling, general and administrative expenses declined over the prior year, and improved 60 basis points as a percent of net sales, due to expense savings and the timing of initiatives.
Operating income declined 58% to 4.5% as a percent of net sales for the 13 weeks ended May 2, 2009 compared to 10.1% as a percent of net sales for the 13 weeks ended May 3, 2008. Net income for the 13 weeks ended May 3, 2009 decreased 50% to $22.0 million, or 3.6% as a percent of net sales. Net income per diluted common share also decreased 48% to $0.11 versus $0.21 last year.
We had $682.3 million in cash and cash equivalents, short-term and long-term investments as of May 2, 2009. This included $263.5 of investments in ARS, net of impairment.
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.9	58.8

Gross profit	36.1	41.2
Selling, general and administrative expenses	25.9	26.5
Depreciation and amortization expense	5.7	4.6

Operating income	4.5	10.1
Other (expense) income, net	(0.4)	1.0

Income before income taxes	4.1	11.1
Provision for income taxes	0.5	4.2

Net Income	3.6%	6.9%

The following table shows our consolidated store data for the 13 weeks ended May 2, 2009 and May 3, 2008.

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Number of stores:
Beginning of period	1,098	987
Opened	18	34
Closed	(6)	(3)

End of Period	1,110	1,018

Total gross square feet at end of period	6,406,703	5,888,629

Our operations are conducted in one reportable segment which includes 953 U.S. and Canadian AE retail stores, 129 aerie stand-alone retail stores, 28 MARTIN + OSA retail stores and AEO Direct.
Comparison of the 13 weeks ended May 2, 2009 to the 13 weeks ended May 3, 2008
Net Sales
Net sales for the 13 weeks ended May 2, 2009 decreased 4% to $612.0 million compared to $640.3 million for the 13 weeks ended May 3, 2008. The decrease resulted primarily from a 10% decrease in comparable store sales despite an increase in sales from our e-commerce operation and an increase in gross square feet due to new and remodeled stores.
Within the AE Brand, negative comparable store sales were due to a mid single-digit decline in transactions. This was driven by a slight decrease in our conversion as well as a mid single-digit decrease in traffic. Comparable store sales declined in the high single-digits in the AE Brand men’s business and declined in the low teens in the AE Brand women’s business.
Gross Profit
Gross profit for the 13 weeks ended May 2, 2009 was $220.9 million, or 36.1% as a rate to net sales, compared to $263.7 million, or 41.2% as a rate to net sales last year. Merchandise margin declined by 260 basis points, primarily due to lower initial markup and increased markdowns related to the AE Brand. Buying, occupancy and warehousing costs increased by 250 basis points, due to an increase in rent as a percent net sales related to new store openings and the first quarter comparable store sales decline. There was $2.3 million of share-based payment expense included in gross profit for the period compared to $1.5 million last year.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased approximately 6% to $158.7 million from $169.6 million, and decreased by 60 basis points, as a percent to net sales, to 25.9% from 26.5% last year. The lower rate is primarily due to a reduction in advertising, services purchased, travel and supplies expenses, as a percent to net sales, as a result of our expense reduction program. There was $3.3 million of share-based payment expense included in selling, general and administrative expenses compared to $7.4 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 5.7% for 13 weeks ended May 2, 2009 compared to 4.6% for the corresponding period last year. Depreciation and amortization expense increased to $34.9 million compared to $29.6 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, information technology, distribution centers, and our corporate headquarters. As a percent to net sales, the increase can be attributed to the factors noted above as well as the impact of the negative comparable store sales.
Other (Expense) Income, Net
Other (expense) income, net decreased to ($2.3) million from $6.5 million compared to last year primarily due to lower income as a result of lower investment balances, lower interest rates and a $2.7 million realized loss on the sale of preferred securities.
Provision for Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate for the 13 weeks ended May 2, 2009 was 12.2% compared to 38.1% for the 13 weeks ended May 3, 2008. The lower effective income tax rate during the 13 weeks ended May 2, 2009 was primarily the result of the lower level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
Net Income
Net income decreased approximately 50% to $22.0 million, or 3.6% as a percent to net sales, from $43.9 million, or 6.9% as a percent to net sales last year. Net income per diluted common share decreased to $0.11 from $0.21 in the prior year. The decrease in net income was attributable to the factors noted above.
Impact of Current Market Conditions
Our sales performance for the 13 weeks ended May 2, 2009 reflected, in part, the current consumer climate and promotional sales environment across the retail sector. We believe that the economy and credit market uncertainty have negatively impacted consumer confidence and spending.
International Expansion
In May 2009, we entered into an international development agreement with Alshaya Trading Co., to open a series of American Eagle stores throughout the Middle East over the next several years. We anticipate that the first franchised store will open during 2010. This franchise arrangement does not involve a capital investment from AE and requires minimal operational involvement.

Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate based on actual operating results for the 13 weeks ended May 2, 2009 was 12.2% compared to 38.1% for the 13 weeks ended May 3, 2008. The lower effective income tax rate during the first quarter was primarily the result of the lower level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
Fair Value Measurements
SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. We have adopted the provisions of SFAS 157 as of February 3, 2008, for our items measured at fair value on a recurring basis, which consist of financial instruments including ARS and ARPS. Additionally, we have adopted the provisions of FSP FAS 157-2 as of February 1, 2009 for our items measured at fair value on a nonrecurring basis, including goodwill, property and equipment and inventory.
Financial Instruments
Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Our cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of May 2, 2009, our Level 2 inputs included student-loan backed ARS expected to be called at par based on notice from the issuer.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have concluded that the ARS that we have classified as long-term due to failed auctions or that have long-term auction resets represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the ARS.
As of May 2, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.
In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 2, 2009:

	Fair Value Measurements at May 2, 2009
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of May 2,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$49,462	$49,462	$—	$—
Treasury bills	70,000	70,000	—	—
Money-market	299,345	299,345	—	—

Total cash and cash equivalents	418,807	418,807	—	—
Short-term Investments
Student-loan backed ARS	30,525	—	30,525	—

Total Short-term Investments	30,525	—	30,525	—
Long-term Investments
Student-loan backed ARS	150,807	—	—	150,807
State and local government ARS	70,278	—	—	70,278
Auction rate preferred securities (“ARPS”)	11,868	—	—	11,868

Total Long-term Investments	232,953	—	—	232,953

Total	$682,285	$418,807	$30,525	$232,953

We used a discounted cash flow (“DCF”) model to value our Level 3 investments. The assumptions in our model included different recovery periods depending on the type of security and varying discount factors for yield and illiquidity. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in ARS by approximately $5.2 million. An increase to the discount rate and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $13.2 million.
Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
As a result of the discounted cash flow analysis, for the 13 weeks ended May 2, 2009, we recognized a recovery of $16.2 million ($10.1 million, net of tax), which reduced the total cumulative temporary impairment as of May 2, 2009 to $19.1 million ($11.8 million, net of tax) from $35.3 million ($21.8 million, net of tax) at the end of Fiscal 2008. These amounts were recorded in other comprehensive income (“OCI”) and resulted in an increase in the investments’ fair values. The reversal of temporary impairment was primarily driven by notification received by us that $30.5 million of our private-insured student-loan backed ARS would be called at par subsequent to the 13 weeks ended May 2, 2009. As a result of the call, the securities which were previously impaired were revalued at par and classified as short-term investments on our Consolidated Balance Sheet.
The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities
Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(3,775)	—	(3,775)	—
Transfer out of Level 3 (1)	(30,525)	—	(30,525)	—
Gains and (losses):
Reported in earnings	—	—	—	—
Reported in OCI	16,246	308	15,853	85

Balance at May 2, 2009	$232,953	$70,278	$150,807	$11,868

(1)	Transfers out of Level 3 represent securities called at par subsequent to the 13 weeks ended May 2, 2009 (into Level 2).
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information on our investment securities, including a description of the securities and a discussion of the uncertainties relating to their liquidity.
Non-Financial Assets
Our non-financial assets, which include goodwill, property and equipment and inventory, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required (i.e. goodwill) and we are required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the lower of cost or fair value. During the 13 weeks ended May 2, 2009, there were no triggering events that prompted an asset impairment test of our non-financial assets. Accordingly, we did not did not measure any non-recurring, non-financial assets or recognize any unrealized amounts in earnings related to changes in fair value for the 13 weeks ended May 2, 2009.
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
Our growth strategy includes internally developing new brands and the possibility of further franchising arrangements or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	May 2,	January 31,	May 3,
	2009	2009	2008
Working Capital (in 000’s)	$574,971	$523,596	$456,446
Current Ratio	2.77	2.30	2.30
The increase in working capital as of May 2, 2009, compared to January 31, 2009, resulted from a decrease in accounts payable due primarily to the seasonality of inventory purchases. The increase in working capital as of May 2, 2009, compared to May 3, 2008, is primarily related to an increase in cash and cash equivalents as a result of the liquidation of long-term investments.
Cash Flows from Operating Activities
Net cash used for operating activities totaled $14.2 million for the 13 weeks ended May 2, 2009. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.
Cash Flows from Investing Activities
Investing activities for the 13 weeks ended May 2, 2009 included $34.9 million used for capital expenditures, partially offset by $11.5 million from the sale of investments classified as available-for-sale.
Cash Flows from Financing Activities
Cash provided by financing activities primarily included $20.6 million used for the payment of dividends.
Credit Facilities
We have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $350.0 million. Of this amount, $150.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $100.0 million can be used for either letters of credit or demand line borrowings at our discretion. As of May 2, 2009, we had outstanding demand letters of credit of $50.0 million and demand line borrowings of $75.0 million. We have renewed the demand line credit facilities comprising the $100.0 million borrowing capacity. Each of the two demand line facilities provides $50.0 million of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2009. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines was 3.0% and we have incorporated the outstanding demand line borrowings into working capital.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding a subsequent event related to our private-insured student-loan ARS.
Capital Expenditures
Capital expenditures for the 13 weeks ended May 2, 2009 included $25.3 million related to investments in our AE stores, including 18 new AE and aerie stores in the United States and Canada and nine remodeled stores in the United States. Additionally, we continued to support our infrastructure growth by investing in home office projects including the construction of our corporate headquarters in Pittsburgh, Pennsylvania ($4.5 million), information technology ($2.8 million) and the expansion and improvement of our distribution centers ($2.3 million).
For Fiscal 2009, we significantly lowered our capital spending plans driven by our decision to open fewer new stores. Therefore, we expect capital expenditures to be in the range of $110 million to $135 million with approximately half of the amount relating to store growth and renovation. This includes approximately nine new and 25 to 30 remodeled AE stores, including our new flagship store in the Times Square area of New York, New York, and 21 new aerie stores. The remaining half relates to the completion of our headquarters, information technology and distribution center projects. At this time, our 2009 capital expenditures projection does not include new M+O stores.
Stock Repurchases
During Fiscal 2007, our Board of Directors (the “Board”) authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. We did not repurchase any shares as part of our publicly announced programs during Fiscal 2008 or during the 13 weeks ended May 2, 2009. As of May 2, 2009, we had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.
During the 13 week periods ended May 2, 2009 and May 3, 2008, we repurchased approximately 12,800 shares and 0.2 million shares, respectively, from certain employees at market prices totaling approximately $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Plan.
All of the aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the 13 weeks ended May 2, 2009, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on April 10, 2009. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends will be declared and paid on a quarterly basis.
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 31, 2009 contained in our Fiscal 2008 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes in our exposure to market risk from January 31, 2009. Our market risk profile as of January 31, 2009 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2008 Annual Report on Form 10-K.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 2, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2008 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2008 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 2, 2009.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 1, 2009 through February 28, 2009)	—	$—	—	41,250,000
Month #2 (March 1, 2009 through April 4, 2009)	1,368	$12.61	—	41,250,000
Month #3 (April 5, 2009 through May 2, 2009)	11,468	$13.98	—	41,250,000

Total	12,836	$13.83	—	41,250,000

(1)	Shares purchased during Month #2 and #3 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

ITEM 6. EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 4, 2009

American Eagle Outfitters, Inc.
(Registrant)

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)