Form 10-Q
period 2009-08-01
AMERICAN EAGLE OUTFITTERS INC
filed 2009-09-03
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 207,375,883 Common Shares were outstanding at August 31, 2009.

AMERICAN EAGLE OUTFITTERS, INC.
TABLE OF CONTENTS

		Page
		Number
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets: August 1, 2009, January 31, 2009 and August 2, 2008	3

	Consolidated Statements of Operations and Retained Earnings: 13 and 26 weeks ended August 1, 2009 and August 2, 2008	4

	Consolidated Statements of Cash Flows: 26 weeks ended August 1, 2009 and August 2, 2008	5

	Notes to Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	N/A

Item 6.	Exhibits	34

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	August 1,	January 31,	August 2,
(In thousands, except per share amounts)	2009	2009	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$500,263	$473,342	$353,390
Short-term investments	29,525	10,511	26,936
Merchandise inventory	352,819	294,928	341,463
Accounts and note receivable	40,799	41,471	26,697
Prepaid expenses and other	62,432	59,660	64,009
Deferred income taxes	45,605	45,447	46,839

Total current assets	1,031,443	925,359	859,334

Property and equipment, at cost, net of accumulated depreciation and amortization	745,086	740,240	718,639
Goodwill	11,181	10,706	11,370
Long-term investments	198,559	251,007	308,699
Non-current deferred income taxes	1,981	15,001	27,338
Other assets, net	22,064	21,363	19,944

Total assets	$2,010,314	$1,963,676	$1,945,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151,978	$152,068	$145,507
Notes payable	75,000	75,000	75,000
Accrued compensation and payroll taxes	29,970	29,417	27,157
Accrued rent	66,637	64,695	62,970
Accrued income and other taxes	16,093	6,259	12,159
Unredeemed gift cards and gift certificates	20,920	42,299	29,771
Current portion of deferred lease credits	17,639	13,726	13,988
Other liabilities and accrued expenses	18,845	18,299	19,163

Total current liabilities	397,082	401,763	385,715
Non-current liabilities:
Deferred lease credits	98,067	88,314	81,598
Non-current accrued income taxes	25,036	39,898	43,875
Other non-current liabilities	20,272	24,670	28,819

Total non-current liabilities	143,375	152,882	154,292
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,559, 249,328 and 249,443 shares issued; 206,367, 205,281 and 204,961 shares outstanding, respectively	2,486	2,485	2,485
Contributed capital	526,487	513,574	506,104
Accumulated other comprehensive income (loss)	15,567	(14,389)	26,111
Retained earnings	1,692,990	1,694,161	1,663,156
Treasury stock, 42,199, 43,248 and 43,564 shares, respectively	(767,673)	(786,800)	(792,539)

Total stockholders’ equity	1,469,857	1,409,031	1,405,317

Total liabilities and stockholders’ equity	$2,010,314	$1,963,676	$1,945,324

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands, except per share amounts)	2009	2008	2009	2008

Net sales	$657,596	$688,815	$1,269,582	$1,329,117
Cost of sales, including certain buying, occupancy and warehousing expenses	408,763	399,431	799,824	776,065

Gross profit	248,833	289,384	469,758	553,052
Selling, general and administrative expenses	167,175	167,898	325,867	337,537
Depreciation and amortization expense	35,341	32,059	70,235	61,609

Operating income	46,317	89,427	73,656	153,906
Other (expense) income, net	(3,922)	3,975	(6,230)	10,433

Total other-than-temporary impairment losses	2,939	—	2,939	—
Portion of loss recognized in other comprehensive income, before tax	(2,714)	—	(2,714)	—

Net impairment loss recognized in earnings	225	—	225	—

Income before income taxes	42,170	93,402	67,201	164,339
Provision for income taxes	13,598	33,571	16,662	60,613

Net income	$28,572	$59,831	$50,539	$103,726

Basic income per common share	$0.14	$0.29	$0.25	$0.51
Diluted income per common share	$0.14	$0.29	$0.24	$0.50
Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

Weighted average common shares outstanding — basic	206,010	204,929	205,742	204,962
Weighted average common shares outstanding — diluted	209,015	207,504	207,974	207,890

Retained earnings, beginning	$1,691,823	$1,624,800	$1,694,161	$1,601,784
Net income	28,572	59,831	50,539	103,726
Cash dividends and dividend equivalents	(20,823)	(20,494)	(41,651)	(40,919)
Reissuance of treasury stock	(6,582)	(981)	(10,059)	(1,435)

Retained earnings, ending	$1,692,990	$1,663,156	$1,692,990	$1,663,156

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 1,	August 2,
(In thousands)	2009	2008

Operating activities:
Net income	$50,539	$103,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,268	62,501
Share-based compensation	9,865	12,909
Provision for deferred income taxes	5,980	(583)
Tax benefit from share-based payments	7,258	241
Excess tax benefit from share-based payments	(1,405)	(279)
Foreign currency transaction loss	5,685	12
Net impairment loss recognized in earnings	225	—
Realized loss on sale of investment securities	2,749	—
Changes in assets and liabilities:
Merchandise inventory	(54,539)	(55,671)
Accounts and note receivable	840	5,183
Prepaid expenses and other	(2,174)	(28,593)
Other assets, net	(187)	457
Accounts payable	1,311	(12,050)
Unredeemed gift cards and gift certificates	(21,696)	(24,694)
Deferred lease credits	12,848	11,354
Accrued compensation and payroll taxes	(366)	(22,296)
Accrued income and other taxes	(5,306)	(11,704)
Accrued liabilities	(1,989)	(1,595)

Total adjustments	30,367	(64,808)

Net cash provided by operating activities	80,906	38,918
Investing activities:
Capital expenditures	(72,967)	(157,486)
Purchase of available-for-sale securities	—	(49,929)
Sale of available-for-sale securities	49,914	374,937
Other investing activities	(685)	(958)

Net cash (used for) provided by investing activities	(23,738)	166,564
Financing activities:
Payments on capital leases	(971)	(798)
Proceeds from issuance of notes payable	—	75,000
Repurchase of common stock from employees	(195)	(3,409)
Net proceeds from stock options exercised	4,763	1,668
Excess tax benefit from share-based payments	1,405	279
Cash dividends paid	(41,360)	(40,919)

Net cash (used for) provided by financing activities	(36,358)	31,821

Effect of exchange rates changes on cash	6,111	26

Net increase in cash and cash equivalents	26,921	237,329
Cash and cash equivalents — beginning of period	473,342	116,061

Cash and cash equivalents — end of period	$500,263	$353,390

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$10,061	$97,479
Cash paid during the period for interest	$1,315	$650
Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 1, 2009 and August 2, 2008 and for the 13 and 26 week periods ended August 1, 2009 and August 2, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2008 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At August 1, 2009, the Company operated in one reportable segment.
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
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSP(s)”) related to fair value measurements. These positions are intended to provide additional guidance regarding fair value measurements and other-than-temporary impairments of investment securities. Included in this new guidance are:
•	FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which extends the disclosure requirements regarding fair value of financial instruments disclosed in interim financial statements;

•	FSP FAS 157-4, Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance regarding (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly, as well as requiring disclosures in interim periods of the inputs and valuation techniques used to measure fair value; and

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“FSP FAS 115-2), which modifies the requirements for recognizing other-than-temporary impairment (“OTTI”) and changes the impairment model for debt securities. In addition, FSP FAS 115-2 requires additional disclosures relating to debt and equity securities both in the interim and annual periods.
The Company adopted these pronouncements during the 13 weeks ended August 1, 2009. The adoption of these pronouncements did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s adoption of FSP FAS 107-1, FSP FAS 157-4 and FSP FAS 115-2.
In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 165, Subsequent Events (“SFAS 165”), which establishes guidance regarding the Company’s accounting for and disclosure of subsequent events. SFAS 165 requires management to evaluate, as of each reporting period: events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. The Company adopted SFAS 165 as of August 1, 2009 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 12 to the Consolidated Financial Statements for more information regarding subsequent events.
In July 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standard Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Company will adopt SFAS 168 beginning in the third quarter of Fiscal 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its Consolidated Financial Statements.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of a realized investment loss, interest income/expense, and foreign currency transaction gain/loss.
Other-than-Temporary Impairment
The Company evaluates its investments for impairment in accordance with FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, the Company adopted FSP FAS 115-2, which modifies the requirements for recognizing OTTI and changes the impairment model for debt securities. In addition, FSP FAS 115-2 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). During the 13 and 26 weeks ended August 1, 2009, the Company recorded OTTI charges in earnings related to credit losses on its investment securities of $0.2 million.
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding our OTTI charges and for more information regarding the adoption of FSP FAS 115-2.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of August 1, 2009, short-term investments included auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months, based on notice from the issuer.
As of August 1, 2009, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS and auction rate preferred securities (“ARPS”) classified as available-for-sale that have experienced failed auctions or have long-term auction resets. The remaining contractual maturities of our long-term investments are 2 to 39 years. The weighted average contractual maturity for our long-term investments is approximately 26 years.
Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of OTTI losses related to credit losses, as defined by FSP FAS 115-2, are considered by the Company to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.
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
Income Taxes
The Company evaluates its income tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.
The Company calculates income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to FIN 48. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.
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
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.
Goodwill
As of August 1, 2009, the Company had approximately $11.2 million of goodwill compared to $10.7 million as of January 31, 2009. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with SFAS 142, Goodwill and

Other Intangible Assets, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 31, 2009.
Gift Cards
The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended August 1, 2009 and August 2, 2008, the Company recorded $1.5 and $1.4 million, respectively, of revenue related to gift card breakage. During the 26 weeks ended August 1, 2009 and August 2, 2008, the Company recorded $3.2 and $3.0 million, respectively, of revenue related to gift card breakage.
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
Stock Repurchases
During Fiscal 2007, the Company’s Board of Directors (the “Board”) authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. The Company did not repurchase any shares as part of its publicly announced programs during Fiscal 2008 or during the 26 weeks ended August 1, 2009. As of August 1, 2009, the Company had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.
During the 26 week periods ended August 1, 2009 and August 2, 2008, the Company repurchased approximately 14,000 shares and 0.2 million shares, respectively, from certain employees at market prices totaling approximately $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).
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

	August 1,	January 31,	August 2,
(In thousands)	2009	2009	2008
Cash and cash equivalents:
Cash	$72,708	$61,355	$68,938
Treasury bills	100,000	—	—
Money-market	327,555	411,987	284,452

Total cash and cash equivalents	500,263	473,342	353,390
Short-term investments:
Student-loan backed ARS	5,700	—	—
Preferred stock	—	6,219	—
State and local government ARS	23,825	—	22,436
Auction-rate preferred securities (“ARPS”)	—	4,292	4,500

Total short-term investments	29,525	10,511	26,936
Long-term investments:
Student-loan backed ARS	146,184	169,254	207,261
State and local government ARS	39,717	69,970	59,537
Auction-rate preferred securities	12,658	11,783	41,901

Total long-term investments	198,559	251,007	308,699

Total	$728,347	$734,860	$689,025

Proceeds from the sale of available-for-sale securities were $49.9 million and $374.9 million for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively. There were no purchases of available-for-sale securities during the 26 weeks ended August 1, 2009. There were purchases of $49.9 million of available-for-sale securities during the 26 weeks ended August 2, 2008.
The following table presents the unrealized losses and fair value of available-for-sale securities for which OTTI has not been recognized in earnings and the length of time that the securities were in a continuous unrealized loss position:

			Greater Than or
	Less Than 12 Months		Equal to 12 Months
	Gross Unrealized		Gross Unrealized
(In thousands)	Holding Losses	Fair Value	Holding Losses	Fair Value
August 1, 2009
Student-loan backed ARS	$—	—	$(13,416)	$54,584
State and local government ARS	(29)	4,571	(279)	16,371
Auction rate preferred securities	—	—	(2,117)	12,657

Total (1)	$(29)	$4,571	$(15,812)	$83,613

August 2, 2008
Student-loan backed ARS	$(4,739)	$207,261	$—	$—
State and local government ARS	(1,413)	59,537	—	—
Auction rate preferred securities	(1,999)	41,901	—	—

Total (1)	$(8,151)	$308,699	$—	$—

(1)	Fair value excludes $139.9 million as of August 1, 2009 and $26.9 million as of August 2, 2008 of securities whose fair value approximates par.
As of August 1, 2009, the Company had a total of $728.3 million in cash and cash equivalents, short-term and long-term investments, which included $228.1 million of investments in ARS and ARPS, net of $15.8 million ($9.7 million, net of tax) of impairment included in OCI and $0.2 million ($0.1 million, net of tax) of impairment recognized in earnings. Our investment portfolio consisted of the following:

	No. of		Cumulative Unrealized	Cumulative Losses	Carrying Value as of
(in thousands, except no. of issues amount)	issues	Par Value	Losses Recognized in OCI	Recognized in Earnings	August 1, 2009

Auction rate securities (“ARS”):
Closed-end municipal fund ARS	5	$40,075	$—	$—	$40,075
Municipal Bond ARS	5	23,775	(308)	—	23,467
Auction rate preferred securities	2	15,000	(2,117)	(225)	12,658
Federally-insured student loan ARS	16	155,300	(10,092)	—	145,208
Private-insured student loan ARS	1	10,000	(3,324)	—	6,676

Total Auction rate securities	29	$244,150	$(15,841)	$(225)	$228,084
For its available-for-sale securities, the Company does not have the intention to sell and does not believe that it is more likely than not that it will be required to liquidate these investments prior to successful auctions or redemptions at par plus accrued interest. The Company generally believes that the current illiquidity and impairment of these investments is temporary and related to factors other than credit losses. However, OTTI has been recognized in earnings during the 13 and 26 weeks ended August 1, 2009, related to a credit loss on an auction rate preferred security. In addition, the Company believes that the current lack of liquidity relating to ARS and ARPS investments will have no impact on its ability to fund its ongoing operations and growth initiatives.
The Company continues to monitor the market for ARS and ARPS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment.
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
4. Fair Value Measurements
SFAS 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company has adopted the provisions of SFAS 157 as of February 3, 2008, for items measured at fair value on a recurring basis, which consist of financial instruments including ARS and ARPS. The Company has adopted the provisions of FSP FAS 157-2 as of February 1, 2009 for items measured at fair value on a nonrecurring basis, including goodwill and property and equipment. Additionally, the Company adopted the provisions of FSP FAS 107-1, FSP FAS 157-4 and FSP FAS 115-2 as of May 3, 2009 for its financial instruments measured at fair value.
Financial Instruments
Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of August 1, 2009, the Company did not measure any of its financial instruments using Level 2 inputs.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has concluded that its ARS and ARPS investments represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the securities.
As of August 1, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 1, 2009:

	Fair Value Measurements at August 1, 2009
		Quoted Market
	Carrying	Prices in Active		Significant
	Amount as of	Markets for	Significant Other	Unobservable
	August 1,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Cash and Cash Equivalents
Cash	$72,708	$72,708	$—	$—
Treasury bills	100,000	100,000	—	—
Money-market	327,555	327,555	—	—

Total cash and cash equivalents	500,263	500,263	—	—
Short-term Investments
Student-loan backed ARS	5,700	—	—	5,700
State and local government ARS	23,825	—	—	23,825

Total Short-term Investments	29,525	—	—	29,525
Long-term Investments
Student-loan backed ARS	146,184	—	—	146,184
State and local government ARS	39,717	—	—	39,717
Auction rate preferred securities (“ARPS”)	12,658	—	—	12,658

Total Long-term Investments	198,559	—	—	198,559

Total	$728,347	$500,263	$—	$228,084

The Company used a discounted cash flow (“DCF”) model to value its Level 3 investments. The assumptions in the Company’s model included different recovery periods, ranging from one year to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.4% to 11.1%, and illiquidity, ranging from 0.3% to 1.0%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.
As a result of the discounted cash flow analysis, for the 13 weeks ended August 1, 2009 the Company recognized a net recovery of $3.2 million ($2.0 million, net of tax), which reduced the total cumulative impairment recognized in OCI as of August 1, 2009 to $15.8 million ($9.7 million, net of tax) from $19.1 million ($11.8 million, net of tax) as of May 2, 2009.  Recovery of $5.9 million ($3.6 million, net of tax) primarily related to certain federally-insured student loan ARS was partially offset by declines in fair value of $2.7 million ($1.6 million, net of tax) primarily related to privately-insured student loan ARS. These amounts were recorded in other comprehensive income (“OCI”) and resulted in an increase in the investments’ estimated fair values.  The recovery of prior impairment was primarily driven by favorable changes in the discount rate during the quarter.  The net increase in fair value was partially offset by $0.2 million ($0.1 million, net of tax) of other-than-temporary impairment recorded in earnings during the 13 weeks ended August 1, 2009 as a result of a credit rating downgrade on the Company’s ARPS.  As of May 3, 2009, the Company adopted FSP FAS 115-2, which modifies the requirements for recognizing total OTTI and changes the impairment model for debt securities.  In addition, FSP FAS 115-2 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount.  The Company determined that the $0.2 million discussed above was related to credit losses and was therefore recorded in earnings.
The following table presents a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings:

26 Weeks Ended
(In thousands)	August 1, 2009
Beginning balance of credit losses previously recognized in earnings	$—
Current period OTTI credit losses recognized in earnings	225

Ending balance of cumulative credit losses recognized in earnings	$225

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(42,150)	(6,750)	(35,400)	—
Gains and (losses):
Reported in earnings	(225)	—	—	(225)
Reported in OCI	19,452	322	18,030	1,100

Balance at August 1, 2009	$228,084	$63,542	$151,884	$12,658

Refer to Note 12 to the Consolidated Financial Statements for information regarding a subsequent event relating to the Company’s ARS.
Non-Financial Assets
The Company’s non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value. During the 13 and 26 weeks ended August 1, 2009, there were no triggering events that prompted an asset impairment test of the Company’s non-financial assets. Accordingly, the Company did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value for non-financial assets for the 13 and 26 weeks ended August 1, 2009.

5. Earnings per Share
FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in SFAS 128, Earnings Per Share. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. FSP EITF 03-6-1 was adopted and retrospectively applied at the beginning of Fiscal 2009. For the 13 weeks ended August 1, 2009 and August 2, 2008, the application of FSP EITF 03-6-1 resulted in no change to basic EPS or diluted EPS. For the 26 weeks ended August 1, 2009 and August 2, 2008, the application of FSP EITF 03-6-1 resulted in no change to basic EPS or diluted EPS.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands, except per share amounts)	2009	2008	2009	2008
Weighted average common shares outstanding:
Basic number of common shares outstanding	206,010	204,929	205,742	204,962
Dilutive effect of stock options and non-vested restricted stock	3,005	2,575	2,232	2,928

Dilutive number of common shares outstanding	209,015	207,504	207,974	207,890

Basic net income per common share
Net income	$28,572	$59,831	$50,539	$103,726
Less: Income allocated to participating securities	—	184	4	220

Net income available to common shareholders	$28,572	$59,647	$50,535	$103,506

Basic net income per common share	$0.14	$0.29	$0.25	$0.51

Dilutive net income per common share
Net income	$28,572	$59,831	$50,539	$103,726
Less: Income allocated to participating securities	—	182	4	218

Net income available to common shareholders	$28,572	$59,649	$50,535	$103,508

Dilutive net income per common share	$0.14	$0.29	$0.24	$0.50

Equity awards to purchase approximately 6.9 million and 7.1 million shares of common stock during the 13 and 26 weeks ended August 1, 2009, respectively, and approximately 8.6 million and 6.9 million shares of common stock during the 13 and 26 weeks ended August 2, 2008, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
Approximately 1.4 million shares for both the 13 and 26 weeks ended August 1, 2009, respectively, and approximately 0.9 million and 0.7 million shares for the 13 and 26 weeks ended August 2, 2008, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, for the 13 and 26 weeks ended August 1, 2009, there were approximately 8,000 shares and approximately 61,000 shares, respectively, of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

6. Property and Equipment
Property and equipment consists of the following:

	August 1,	January 31,	August 2,
(In thousands)	2009	2009	2008
Property and equipment, at cost	$1,368,841	$1,298,629	$1,231,323
Less: Accumulated depreciation and amortization	(623,755)	(558,389)	(512,684)

Net property and equipment	$745,086	$740,240	$718,639

7. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with three separate financial institutions under which it may borrow an aggregate of $325.0 million. Of this amount, $200.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $25.0 million can be used for either letters of credit or demand line borrowings at the Company’s discretion. During the 13 weeks ended August 1, 2009, the Company reduced the amount of credit available that could be used for either letters of credit or as a demand line from $100.0 million to $25.0 million. This request was made by the lender due to the Company’s low utilization of this credit facility. The reduction was effective July 3, 2009 and had no material impact on the Company’s Consolidated Financial Statements or on the Company’s ability to fund its operations. As of August 1, 2009, the Company had outstanding demand letters of credit of $70.2 million and demand line borrowings of $75.0 million. The Company has renewed the demand line credit facilities comprising the $100.0 million borrowing capacity. Each of the two demand line facilities provides $50.0 million of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2010. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines was 2.6% and the Company has incorporated the outstanding demand line borrowings into working capital.
8. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2009	2008	2009	2008
Net income	$28,572	$59,831	$50,539	$103,726
Other comprehensive income (loss):
Temporary impairment reversal (loss) related to auction-rate securities, net of tax (1)	1,893	(1,893)	11,949	(5,033)
Reclassification adjustment for OTTI charges realized in net income related to ARS, net of tax	139	—	139	—
Unrealized loss on investments, net of tax	—	(3)	—	(317)
Reclassification adjustment for loss (gain) realized in net income related to the sale of available-for-sale securities, net of tax	—	1	—	(51)
Foreign currency translation adjustment	13,087	(1,347)	17,868	(3,973)

Other comprehensive income (loss):	15,119	(3,242)	29,956	(9,374)

Total comprehensive income	$43,691	$56,589	$80,495	$94,352

(1)	Amounts are shown net of tax of ($1.2) million and $1.2 million for the 13 weeks ended August 1, 2009 and August 2, 2008, respectively. Amounts are shown net of tax of ($7.4) million and $3.1 million for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively.
9. Share-Based Compensation
The Company accounts for share-based compensation under the provisions of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 1, 2009 was $4.3 million ($2.6 million, net of tax) and $9.9 million ($6.1 million, net of tax), respectively, and for the 13 and 26 weeks ended August 2, 2008 was $4.0 million ($2.5 million, net of tax) and $12.9 million ($8.0 million, net of tax), respectively.
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
A summary of the Company’s stock option activity for the 26 weeks ended August 1, 2009 follows:

	26 Weeks Ended
	August 1, 2009 (1)
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — January 31, 2009	14,496,734	$15.25
Granted	2,398,150	$9.04
Exercised (2)	1,027,825	$7.30
Cancelled	1,145,171	$15.32

Outstanding — August 1, 2009	14,721,888	$14.79	4.3	$52,694

Vested and expected to vest — August 1, 2009	14,367,745	$14.77	4.3	$51,663

Exercisable — August 1, 2009	5,416,955	$7.04	2.7	$39,828

(1)	As of August 1, 2009, the Company had approximately 29.1 million shares available for stock option grants. This number reflects an increase in the number of shares available for grant as a result of an amendment to the 2005 Plan that was approved by stockholders of the Company on June 16, 2009.

(2)	Options exercised during the 26 weeks ended August 1, 2009 had exercise prices ranging from $4.68 to $12.03.
The weighted-average grant date fair value of stock options granted during the 26 weeks ended August 1, 2009 and August 2, 2008 was $3.53 and $7.19, respectively. The aggregate intrinsic value of options exercised during the 26 weeks ended August 1, 2009 and August 2, 2008 was $6.7 million and $1.4 million, respectively.
Cash received from the exercise of stock options was $4.8 million for the 26 weeks ended August 1, 2009 and $1.6 million for the 26 weeks ended August 2, 2008. The actual tax benefit realized from stock option exercises totaled $7.3 million for the 26 weeks ended August 1, 2009 and $0.2 million for the 26 weeks ended August 2, 2008.
The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
	August 1,	August 2,
Black-Scholes Option Valuation Assumptions	2009	2008
Risk-free interest rate (1)	1.7%	2.5%
Dividend yield	3.9%	1.7%
Volatility factor (2)	62.1%	44.4%
Weighted-average expected term (3)	4.5 years	4.3 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding, based on historical experience.

(4)	Based upon historical experience.
As of August 1, 2009, there was $14.5 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Grants
Time-based restricted stock awards include two types of awards; time-based restricted stock and time-based restricted stock units. Time-based restricted stock awards vest over three years and participate in nonforfeitable dividends. Time-based restricted stock units vest over three years, however, they may be accelerated to vest over one year if the Company meets pre-established performance goals in the year of grant. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.
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
A summary of the Company’s restricted stock activity is presented in the following tables.

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	26 Weeks Ended		26 Weeks Ended
	August 1, 2009		August 1, 2009
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 31, 2009	41,000	$19.97	757,812	$21.26
Granted	—	—	989,664	$9.66
Vested	(37,500)	$19.69	—	—
Cancelled	—	—	(757,812)	$21.26

Nonvested — May 2, 2009	3,500	$23.01	989,664	$9.66

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	August 1, 2009		August 1, 2009
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 31, 2009	—	$—	—	$—
Granted	1,853,332	9.79	403,108	9.66
Cancelled	(69,565)	9.66	—	—

Nonvested — May 2, 2009	1,783,767	$9.80	403,108	$9.66
As of August 1, 2009, there was $15.2 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.6 years.

10. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate based on actual operating results for the 13 weeks ended August 1, 2009 was 32.2% compared to 35.9% for the 13 weeks ended August 2, 2008. The effective income tax rate based on actual operating results for the 26 weeks ended August 1, 2009 was 24.8% compared to 36.9% for the 26 weeks ended August 2, 2008. The lower effective income tax rate for 2009 was primarily the result of the lower level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FIN 48 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by $16.1 million during the 26 weeks ended August 1, 2009 primarily due to the result of federal and state income tax settlements and other changes in income tax reserves. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months. Refer to Note 12 to the Consolidated Financial Statements for a discussion of a subsequent event related to the repatriation of earnings from the Company’s Canadian subsidiaries.
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
12. Subsequent Event
On August 18, 2009, the Company approved and repatriated approximately U.S. $92 million from its Canadian subsidiaries. As a result, the Company anticipates it will record an income tax benefit of approximately $0.05 per diluted share during the third quarter of Fiscal 2009.
In addition, subsequent to the 13 weeks ended August 1, 2009, the Company received notice of redemptions at par relating to various ARS. As of September 3, 2009, the Company had received or had been notified of the upcoming receipt of approximately $27 million plus accrued interest. As a result of the subsequent calls, these securities have been classified as short-term investments and are carried at par value in the Consolidated Balance Sheet as of August 1, 2009.
The Company has evaluated the existence of both recognized and unrecognized subsequent events through September 3, 2009, the filing date of this Quarterly Report on Form 10-Q.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the 13 week and 26 week periods ended August 1, 2009 and August 2, 2008, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of August 1, 2009 and August 2, 2008, and the related consolidated statements of operations and retained earnings for the 13 and 26 week periods ended August 1, 2009 and August 2, 2008 and the consolidated statements of cash flows for the 26 week periods ended August 1, 2009 and August 2, 2008. These financials statements are the responsibility of the Company’s management.
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
September 3, 2009

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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of approximately eight new American Eagle stores and 21 new aerie stores in the United States and Canada during Fiscal 2009;

•	the selection of approximately 25 American Eagle stores in the United States and Canada for remodeling during Fiscal 2009;

•	the future opening of 77kids by american eagle stores;

•	the completion of improvements and expansion at our distribution centers;

•	the success of MARTIN + OSA and martinandosa.com;

•	the success of aerie by american eagle and aerie.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions and/or internally developing additional new brands;

•	the possibility that we may be required to take additional temporary or other-than-temporary impairment charges relating to our investment securities; and

•	the possibility that the amounts drawn on our demand borrowing agreements will be called for repayment and that the facilities may not be available for future borrowings.
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
Results of Operations
Overview
Second quarter financial results declined over last year due to the current consumer environment and challenges within the AE business. Total sales declined 5% and comparable store sales declined 10%, reflecting lower traffic and transactions within the AE Brand. Our merchandise margin was lower and rent increased as a percent to net sales. Selling, general and administrative expenses declined slightly over the prior year, but increased 100 basis points as a percent to net sales.
Operating income declined 48% to a rate of 7.0% for the 13 weeks ended August 1, 2009 compared to 13.0% for the 13 weeks ended August 2, 2008. Net income for the 13 weeks ended August 1, 2009 decreased 52% to $28.6 million, or 4.3% as a percent of net sales. Net income per diluted common share also decreased 52% to $0.14 versus $0.29 last year.
We had $728.3 million in cash and cash equivalents, short-term and long-term investments as of August 1, 2009. This included $228.1 million of investments in ARS, net of impairment.
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.2	58.0	63.0	58.4

Gross profit	37.8	42.0	37.0	41.6
Selling, general and administrative expenses	25.4	24.4	25.7	25.4
Depreciation and amortization expense	5.4	4.6	5.5	4.6

Operating income	7.0	13.0	5.8	11.6
Other (expense) income, net	(0.6)	0.6	(0.5)	0.8

Income before income taxes	6.4	13.6	5.3	12.4
Provision for income taxes	2.1	4.9	1.3	4.6

Net Income	4.3%	8.7%	4.0%	7.8%

The following table shows our consolidated store data for the 26 weeks ended August 1, 2009 and August 2, 2008.

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
Number of stores:
Beginning of period	1,098	987
Opened	23	70
Closed	(7)	(3)

End of Period	1,114	1,054

Total gross square feet at end of period	6,430,960	6,092,855

Our operations are conducted in one reportable segment which includes 954 U.S. and Canadian AE retail stores, 132 aerie stand-alone retail stores, 28 MARTIN + OSA retail stores and AEO Direct.
Comparison of the 13 weeks ended August 1, 2009 to the 13 weeks ended August 2, 2008
Net Sales
Net sales for the 13 weeks ended August 1, 2009 decreased 5% to $657.6 million compared to $688.8 million for the 13 weeks ended August 2, 2008. The decrease resulted primarily from a 10% decrease in comparable store sales partially offset by a 17% increase in sales from our e-commerce operation and an increase in gross square feet due to new and remodeled stores.
Within the AE Brand, negative comparable store sales were driven by a mid single-digit decrease in our traffic. Comparable store sales declined in the high-single and low-double digits in both the AE Brand women’s and men’s business, respectively.
Gross Profit
Gross profit for the 13 weeks ended August 1, 2009 was $248.8 million, or 37.8% as a rate to net sales, compared to $289.4 million, or 42.0% as a rate to net sales last year. Merchandise margin declined by 190 basis points, primarily due to increased markdowns related to the AE Brand and increased promotional costs. Buying, occupancy and warehousing costs increased by 230 basis points, due primarily to an increase in rent as a percent to net sales related to new store openings and the second quarter comparable store sales decline. There was $2.0 million of share-based payment expense included in gross profit for the period compared to $1.3 million last year.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased slightly to $167.2 million from $167.9 million last year, however, as a percent to net sales, it increased by 100 basis points to 25.4% from 24.4% last year. The higher rate is primarily due to increased store payroll as well as negative comparable store sales, despite cost control initiatives that have resulted in savings in the areas of advertising (50 basis points), travel (20 basis points) and services purchased (10 basis points). There was $2.3 million of share-based payment expense included in selling, general and administrative expenses compared to $2.7 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 5.4% for the 13 weeks ended August 1, 2009 compared to 4.6% for the corresponding period last year. Depreciation and amortization expense increased to $35.3 million compared to $32.1 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers, and corporate headquarters projects. As a percent to net sales, the increase can be attributed to the factors noted above as well as the impact of the negative comparable store sales.
Other (Expense) Income, Net
Other (expense) income, net was ($3.9) million compared to $4.0 million last year, primarily due to a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation, as well as lower income as a result of lower investment balances and lower interest rates. Refer to Note 12 to the Consolidated Financial Statements for more information regarding the repatriation.
Provision for Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate based on actual operating results for the 13 weeks ended August 1, 2009 was 32.2% compared to 35.9% for the 13 weeks ended August 2, 2008. The lower effective income tax rate this year was primarily the result of the lower level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
Net Income
Net income decreased to $28.6 million, or 4.3% as a percent to net sales, from $59.8 million, or 8.7% as a percent to net sales last year. Net income per diluted common share decreased to $0.14 from $0.29 in the prior year. The decreases are attributable to the factors noted above.
Comparison of the 26 weeks ended August 1, 2009 to the 26 weeks ended August 2, 2008
Net Sales
Net sales for the 26 weeks ended August 1, 2009 decreased 5% to $1.270 billion compared to $1.329 billion for the 26 weeks ended August 2, 2008. The decrease resulted primarily from a 10% decrease in comparable store sales despite a 21% increase in sales from our e-commerce operation and an increase in gross square feet due to new and remodeled stores.
Gross Profit
Gross profit for the 26 weeks ended August 1, 2009 was $469.8 million, or 37.0% as a rate to net sales, compared to $553.1 million, or 41.6% as a rate to net sales last year. Merchandise margin declined by 220 basis points, primarily due to increased markdowns and lower initial markup related to the AE Brand. Buying, occupancy and warehousing costs increased by 240 basis points, due primarily to an increase in rent as a percent net sales related to new store openings and the comparable store sales decline. There was $4.3 million of share-based payment expense included in gross profit for the period compared to $2.8 million last year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased approximately 3% to $325.9 million from $337.5 million, however, increased by 30 basis points, as a percent to net sales, to 25.7% from 25.4% last year. The higher rate is primarily due to an increase in store payroll as well as negative comparable store sales, despite cost control initiatives that have resulted in savings in the areas of advertising (50 basis points), travel (30 basis points) and services purchased (20 basis points). There was $5.6 million of share-based payment expense included in selling, general and administrative expenses compared to $10.1 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 5.5% for 26 weeks ended August 1, 2009 compared to 4.6% for the corresponding period last year. Depreciation and amortization expense increased to $70.2 million compared to $61.6 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers, and corporate headquarters projects. As a percent to net sales, the increase can be attributed to the factors noted above as well as the impact of the negative comparable store sales.
Other (Expense) Income, Net
Other (expense) income, net was ($6.2) million compared to $10.4 million last year primarily due to a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation, as well as lower income as a result of lower investment balances, lower interest rates and a $2.7 million realized loss on the sale of preferred securities in Fiscal 2009.
Provision for Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate for the 26 weeks ended August 1, 2009 was 24.8% compared to 36.9% for the 26 weeks ended August 2, 2008. The lower effective income tax rate this year was primarily the result of the lower level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
Net Income
Net income decreased to $50.5 million, or 4.0% as a percent to net sales, from $103.7 million, or 7.8% as a percent to net sales last year. Net income per diluted common share decreased to $0.24 from $0.50 in the prior year. The decreases were attributable to the factors noted above.
Impact of Current Market Conditions
Our sales performance for the 13 and 26 weeks ended August 1, 2009 reflected, in part, the current consumer climate and promotional sales environment across the retail sector. We believe that the economy and credit market uncertainty have negatively impacted consumer confidence and spending.
International Expansion
In May 2009, we entered into an international franchise development agreement with Alshaya Trading Co., to open a series of American Eagle stores throughout the Middle East over the next several years. We anticipate that the first franchised store will open during 2010. This franchise arrangement does not involve a capital investment from AEO and requires minimal operational involvement.
Fair Value Measurements
SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company has adopted the provisions of SFAS 157 as of February 3, 2008, for items measured at fair value on a recurring basis, which consist of financial instruments including ARS and ARPS. Additionally, we have adopted the provisions of FSP FAS 107-1, FSP FAS 157-4 and FSP FAS 115-2 as of May 3, 2009 for our financial instruments measured at fair value. We adopted the provisions of FSP FAS 157-2 as of February 1, 2009 for our items measured at fair value on a nonrecurring basis, including goodwill and property and equipment.

Financial Instruments
Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Our cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of August 1, 2009, we did not measure any of our financial instruments using Level 2 inputs.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have concluded that our ARS and ARPS investments represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the securities.
As of August 1, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.
In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 1, 2009:

	Fair Value Measurements at August 1, 2009
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying Amount	Identical Assets	Observable Inputs	Inputs
(In thousands)	as of August 1, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and Cash Equivalents
Cash	$72,708	$72,708	$—	$—
Treasury bills	100,000	100,000	—	—
Money-market	327,555	327,555	—	—

Total cash and cash equivalents	500,263	500,263	—	—
Short-term Investments
Student-loan backed ARS	5,700	—	—	5,700
State and local government ARS	23,825	—	—	23,825

Total Short-term Investments	29,525	—	—	29,525
Long-term Investments
Student-loan backed ARS	146,184	—	—	146,184
State and local government ARS	39,717	—	—	39,717
Auction rate preferred securities (“ARPS”)	12,658	—	—	12,658

Total Long-term Investments	198,559	—	—	198,559

Total	$728,347	$500,263	$—	$228,084

We used a discounted cash flow (“DCF”) model to value our Level 3 investments. The assumptions in the our model included different recovery periods, ranging from one year to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.4% to 11.1%, and illiquidity, ranging from 0.3% to 1.0%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge.
As a result of the discounted cash flow analysis, for the 13 weeks ended August 1, 2009 we recognized a net recovery of $3.2 million ($2.0 million, net of tax), which reduced the total cumulative impairment recognized in OCI as of August 1, 2009 to $15.8 million ($9.7 million, net of tax) from $19.1 million ($11.8 million, net of tax) as of May 2, 2009.  Recovery of $5.9 million ($3.6 million, net of tax) primarily related to certain federally-insured student loan ARS was partially offset by declines in fair value of $2.7 million ($1.6 million, net of tax) primarily related to privately-insured student loan ARS. These amounts were recorded in other comprehensive income (“OCI”) and resulted in an increase in the investments’ estimated fair values.

The recovery of prior impairment was primarily driven by favorable changes in the discount rate during the quarter.  The net increase in fair value was partially offset by $0.2 million ($0.1 million, net of tax) of other-than-temporary impairment recorded in earnings during the 13 weeks ended August 1, 2009 as a result of a credit rating downgrade on our ARPS.  As of May 3, 2009, we adopted FSP FAS 115-2, which modifies the requirements for recognizing total OTTI and changes the impairment model for debt securities.  In addition, FSP FAS 115-2 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires us to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount.  We determined that the $0.2 million discussed above was related to credit losses and was therefore recorded in earnings.
The following table presents a rollforward of the amount of OTTI related to credit losses that have been recognized in earnings:

26 Weeks Ended
(In thousands)	August 1, 2009
Beginning balance of credit losses previously recognized in earnings	$—
Current period OTTI credit losses recognized in earnings	225

Ending balance of cumulative credit losses recognized in earnings	$225

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(42,150)	(6,750)	(35,400)	—
Gains and (losses):
Reported in earnings	(225)	—	—	(225)
Reported in OCI	19,452	322	18,030	1,100

Balance at August 1, 2009	$228,084	$63,542	$151,884	$12,658

Refer to Note 12 to the Consolidated Financial Statements for information regarding a subsequent event relating to our ARS.
Non-Financial Assets
Our non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at estimated fair value. During the 13 weeks ended August 1, 2009, there were no triggering events that prompted an asset impairment test our non-financial assets. Accordingly, we did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value for the 13 weeks ended August 1, 2009.
Liquidity and Capital Resources
Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our uses of cash include the completion of our new corporate headquarters, the development of aerie by American Eagle and 77kids by american eagle and the continued investment in the operations of MARTIN + OSA. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include new brand concept development, including development of 77kids by american eagle.
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
The following sets forth certain measures of our liquidity:

	August 1,	January 31,	August 2,
	2009	2009	2008
Working Capital (in 000’s)	$634,361	$523,596	$473,619
Current Ratio	2.60	2.30	2.23
The increase in working capital as of August 1, 2009, compared to January 31, 2009, resulted from an increased cash and cash equivalents balance due to the liquidation of long-term investments as well as a lower unredeemed gift cards and gift certificates balance and increased inventory due to seasonality. The increase in working capital as of August 1, 2009, compared to August 2, 2008, is primarily related to an increase in cash and cash equivalents as a result of the liquidation of long-term investments.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $80.9 million and $38.9 million for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.
Cash Flows from Investing Activities
Investing activities for the 26 weeks ended August 1, 2009 included $73.0 million used for capital expenditures, partially offset by $49.9 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 26 weeks ended August 2, 2008 included $325.0 million from the net sale of investments classified as available-for-sale, partially offset by $157.5 million used for capital expenditures.
Cash Flows from Financing Activities
Cash used for financing activities consisted primarily of $41.4 million for the payment of dividends for the 26 weeks ended August 1, 2009. For the 26 weeks ended August 2, 2008, cash provided by financing activities primarily included proceeds from a $75.0 million borrowing against our demand facilities, partially offset by $40.9 million used for the payment of dividends.
Credit Facilities
We have borrowing agreements with three separate financial institutions under which it may borrow an aggregate of $325.0 million. Of this amount, $200.0 million can be used for demand letter of credit facilities and $100.0 million can be used for demand line borrowings. The remaining $25.0 million can be used for either letters of credit or demand line borrowings at our discretion. During the 13 weeks ended August 1, 2009, we reduced the amount of credit available that could be used for either letters of credit or as a demand line from $100.0 million to $25.0 million. This request was made by the lender due to our low utilization of this credit facility. The reduction was effective July 3, 2009 and had no material impact on our Consolidated Financial Statements or on our ability to fund its operations. As of August 1, 2009, we had outstanding demand letters of credit of $70.2 million and demand line borrowings of $75.0 million. We have renewed the demand line credit facilities comprising the $100.0 million borrowing capacity. Each of the two demand line facilities provides $50.0 million of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2010. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institution. The average borrowing rate on the demand lines was 2.6% and we have incorporated the outstanding demand line borrowings into working capital.
Capital Expenditures
Capital expenditures for the 26 weeks ended August 1, 2009 included approximately $48 million related to investments in our AE stores, including 23 new AE and aerie stores in the United States and Canada and 14 remodeled stores in the United States. Additionally, we continued to support our infrastructure growth by investing in home office projects including the construction of our corporate headquarters in Pittsburgh, Pennsylvania (approximately $16 million), the expansion and improvement of our distribution centers (approximately $5 million) and information technology (approximately $4 million).

For Fiscal 2009, we have significantly lowered our capital spending plans driven by our decision to open fewer new stores. Therefore, we expect capital expenditures to be in the range of $110 million to $135 million with approximately half of the amount relating to store growth and renovation. This includes approximately eight new and approximately 25 remodeled AE stores, including our new flagship store in the Times Square area of New York, New York, and 21 new aerie stores. The remaining half relates to the completion of our current distribution center and headquarters projects, as well as information technology initiatives.
Stock Repurchases
During Fiscal 2007, our Board of Directors (the “Board”) authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. We did not repurchase any shares as part of our publicly announced programs during Fiscal 2008 or during the 26 weeks ended August 1, 2009. As of August 1, 2009, we had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.
During the 26 week periods ended August 1, 2009 and August 2, 2008, we repurchased approximately 14,000 shares and 0.2 million shares, respectively, from certain employees at market prices totaling approximately $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with share-based payments, as permitted under the 2005 Plan.
All of the aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the 13 weeks ended August 1, 2009, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on July 17, 2009.
Subsequent to the 13 weeks ended August 1, 2009, our Board declared a quarterly cash dividend of $0.10 per share, payable on October 9, 2009 to stockholders of record at the close of business on September 28, 2009. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends will be declared and paid on a quarterly basis.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 1, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2008 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 1, 2009.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1)(3)
Month #1 (May 3, 2009 through May 30, 2009)	—	$—	—	41,250,000
Month #2 (May 31, 2009 through July 4, 2009)	—	$—	—	41,250,000
Month #3 (July 5, 2009 through August 1, 2009)	1,228	$14.26	—	41,250,000

Total	1,228	$14.26	—	41,250,000

(1)	Shares purchased during Month #3 were all repurchased from employees for the payment of taxes in connection with share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In May 2007, our Board authorized the repurchase of 23.0 million shares of our common stock. In January 2008, our Board authorized the repurchase of an additional 30.0 million shares of our common stock for a total of 53.0 million shares authorized for repurchase. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) We held our 2009 Annual Meeting of Stockholders on June 16, 2009. Holders of 185,641,195 shares of our common stock were present in person or by proxy, representing approximately 90% of our 206,530,578 shares outstanding on the record date.
(b) and (c) The following persons were elected as Class II directors of the Board of Directors to serve a three year term until the annual meeting in 2012 or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below:

Name	Shares For	Shares Against	Shares Withheld
Janice E. Page	174,638,267	10,889,445	113,483
J. Thomas Presby	171,952,639	13,567,789	120,766
Gerald E. Wedren	163,434,861	22,055,233	151,101
The following persons continue to serve as Class I directors: Michael G. Jesselson, Roger S. Markfield, and Jay L. Schottenstein. The following persons continue to serve as Class III directors: Jon P. Diamond, Alan T. Kane, Cary D. McMillan, and James V. O’Donnell.
The proposal to amend and restate the Company’s 2005 Stock Award and Incentive Plan passed. It received 137,645,192 shares for, 21,161,855 shares against and 5,613,520 shares abstain.
The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm passed. It received 185,012,723 shares for, 430,140 shares against and 198,332 shares abstain.

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
Dated: September 3, 2009

American Eagle Outfitters, Inc. (Registrant)
By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)