Form 10-Q
period 2009-10-31
AMERICAN EAGLE OUTFITTERS INC
filed 2009-12-02
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 207,772,852 Common Shares were outstanding at November 30, 2009.

AMERICAN EAGLE OUTFITTERS, INC.

		Page
		Number
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets: October 31, 2009, January 31, 2009 and November 1, 2008	3

	Consolidated Statements of Operations and Retained Earnings: 13 and 39 weeks ended October 31, 2009 and November 1, 2008	4

	Consolidated Statements of Cash Flows: 39 weeks ended October 31, 2009 and November 1, 2008	5

	Notes to Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	35
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,	November 1,
(In thousands, except per share amounts)	2009	2009	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$512,603	$473,342	$332,837
Short-term investments	3,300	10,511	11,100
Merchandise inventory	425,415	294,928	421,909
Accounts receivable	46,584	41,471	44,634
Prepaid expenses and other	52,188	59,660	45,308
Deferred income taxes	54,362	45,447	51,798

Total current assets	1,094,452	925,359	907,586

Property and equipment, at cost, net of accumulated depreciation and amortization	741,019	740,240	748,265
Goodwill	11,165	10,706	10,741
Long-term investments	203,152	251,007	271,581
Non-current deferred income taxes	22,719	15,001	14,501
Other assets, net	23,401	21,363	18,745

Total assets	$2,095,908	$1,963,676	$1,971,419

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$198,978	$152,068	$191,571
Notes payable	50,000	75,000	75,000
Accrued compensation and payroll taxes	23,932	29,417	18,531
Accrued rent	67,983	64,695	64,294
Accrued income and other taxes	22,574	6,259	11,072
Unredeemed gift cards and gift certificates	19,632	42,299	28,494
Current portion of deferred lease credits	17,605	13,726	13,866
Other liabilities and accrued expenses	20,293	18,299	19,786

Total current liabilities	420,997	401,763	422,614
Non-current liabilities:
Deferred lease credits	93,607	88,314	92,130
Non-current accrued income taxes	36,265	39,898	44,667
Other non-current liabilities	21,734	24,670	27,204

Total non-current liabilities	151,606	152,882	164,001
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,561, 249,328 and 249,441 shares issued; 206,781, 205,281 and 205,251 shares outstanding, respectively	2,486	2,485	2,485
Contributed capital	538,007	513,574	510,755
Accumulated other comprehensive income (loss)	16,478	(14,389)	(23,318)
Retained earnings	1,726,531	1,694,161	1,682,255
Treasury stock, 41,789, 43,248 and 43,278 shares, respectively	(760,197)	(786,800)	(787,373)

Total stockholders’ equity	1,523,305	1,409,031	1,384,804

Total liabilities and stockholders’ equity	$2,095,908	$1,963,676	$1,971,419

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands, except per share amounts)	2009	2008	2009	2008

Net sales	$748,962	$754,036	$2,018,544	$2,083,153
Cost of sales, including certain buying, occupancy and warehousing expenses	448,834	444,624	1,248,658	1,220,689

Gross profit	300,128	309,412	769,886	862,464
Selling, general and administrative expenses	193,269	181,715	519,136	519,252
Depreciation and amortization expense	36,557	32,816	106,792	94,425

Operating income	70,302	94,881	143,958	248,787
Other (expense) income, net	(447)	4,453	(6,677)	14,886

Total other-than-temporary impairment losses	129	19,885	3,068	19,885
Portion of loss recognized in other comprehensive income, before tax	(129)	—	(2,843)	—

Net impairment loss recognized in earnings	—	19,885	225	19,885

Income before income taxes	69,855	79,449	137,056	243,788
Provision for income taxes	10,696	36,845	27,358	97,458

Net income	$59,159	$42,604	$109,698	$146,330

Basic income per common share	$0.29	$0.21	$0.53	$0.71
Diluted income per common share	$0.28	$0.21	$0.53	$0.70
Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

Weighted average common shares outstanding — basic	206,517	205,119	206,169	205,063
Weighted average common shares outstanding — diluted	209,393	207,334	208,663	207,653

Retained earnings, beginning	$1,692,990	$1,663,156	$1,694,161	$1,601,784
Net income	59,159	42,604	109,698	146,330
Cash dividends and dividend equivalents	(20,875)	(20,529)	(62,526)	(61,448)
Reissuance of treasury stock	(4,743)	(2,976)	(14,802)	(4,411)

Retained earnings, ending	$1,726,531	$1,682,255	$1,726,531	$1,682,255

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 31,	November 1,
(In thousands)	2009	2008

Operating activities:
Net income	$109,698	$146,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,336	95,833
Share-based compensation	19,906	16,899
Provision for deferred income taxes	(25,655)	4,337
Tax benefit from share-based payments	8,880	1,117
Excess tax benefit from share-based payments	(2,729)	(279)
Foreign currency transaction loss	6,537	293
Net impairment loss recognized in earnings	225	19,885
Realized loss on sale of investment securities	2,749	—
Changes in assets and liabilities:
Merchandise inventory	(126,667)	(142,145)
Accounts and note receivable	(4,816)	(13,288)
Prepaid expenses and other	7,915	(10,422)
Other assets, net	(1,317)	2,263
Accounts payable	48,248	37,287
Unredeemed gift cards and gift certificates	(23,024)	(25,528)
Deferred lease credits	8,377	22,744
Accrued compensation and payroll taxes	(5,636)	(30,722)
Accrued income and other taxes	12,483	(11,926)
Accrued liabilities	1,886	1,753

Total adjustments	35,698	(31,899)

Net cash provided by operating activities	145,396	114,431
Investing activities:
Capital expenditures	(106,254)	(226,666)
Purchase of available-for-sale securities	—	(49,375)
Sale of available-for-sale securities	77,014	384,395
Other investing activities	(1,108)	(1,686)

Net cash (used for) provided by investing activities	(30,348)	106,668
Financing activities:
Payments on capital leases	(1,337)	(1,758)
Proceeds from issuance of notes payable	—	75,000
Partial repayment of notes payable	(25,000)	—
Repurchase of common stock from employees	(230)	(3,414)
Net proceeds from stock options exercised	7,322	3,651
Excess tax benefit from share-based payments	2,729	279
Cash dividends paid	(62,117)	(61,448)

Net cash (used for) provided by financing activities	(78,633)	12,310

Effect of exchange rates changes on cash	2,846	(16,633)

Net increase in cash and cash equivalents	39,261	216,776
Cash and cash equivalents — beginning of period	473,342	116,061

Cash and cash equivalents — end of period	$512,603	$332,837

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$17,246	$107,481
Cash paid during the period for interest	$1,778	$880
Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at October 31, 2009 and November 1, 2008 and for the 13 and 39 week periods ended October 31, 2009 and November 1, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2008 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At October 31, 2009, the Company operated in one reportable segment.
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
Recent Accounting Pronouncements
In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standard Codification (“ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Effective July 2009, the FASB Accounting Standards Codification is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Company adopted SFAS 168, as codified in ASC 105, Generally Accepted Accounting Principles, as of October 31, 2009. All accounting references within this quarterly report on Form 10-Q have been updated and, therefore, previous references to GAAP have been replaced with references to GAAP as codified in the ASC.

In September 2009, the FASB approved the consensus on Emerging Issues Task Force (“EITF”) 08-1 Revenue Arrangements with Multiple Deliverables, primarily codified under ASC 605, Revenue Recognition, as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its Consolidated Financial Statements.
Foreign Currency Translation
The Canadian dollar is the functional currency for the Canadian business. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 8 to the Consolidated Financial Statements).
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
Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses
Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively “merchandise costs”) and buying, occupancy, and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Merchandise margin is the difference between net sales and merchandise costs. Gross profit is the difference between net sales and cost of sales.
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
Other-than-Temporary Impairment
The Company evaluates its investments for impairment in accordance with ASC 320, Investments (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, the Company adopted ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“ASC 320-10-65”), which modifies the requirements for recognizing OTTI and changes the impairment model for debt securities. In addition, ASC 320-10-65 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). During the 39 weeks ended October 31, 2009, the Company recorded OTTI charges in earnings related to credit losses on its investment securities of $0.2 million. During the 13 and 39 weeks ended November 1, 2008, the Company recorded OTTI charges of $19.9 million in earnings related to credit losses on certain ARPS and preferred securities.
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding OTTI charges.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of October 31, 2009, short-term investments included auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months, based on notice from the issuer.
As of October 31, 2009, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS and auction rate preferred securities (“ARPS”) classified as available-for-sale that have experienced failed auctions or have long-term auction resets. The remaining contractual maturities of our long-term investments are 2 to 38 years. The weighted average contractual maturity for our long-term investments is approximately 26 years.
Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of OTTI losses related to credit losses, as defined by ASC 320, are considered by the Company to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.
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
The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Additionally, the Company estimates a markdown reserve for future planned permanent markdowns related to current inventory. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected. The Company also estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve, based on historical results, can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Income Taxes
The Company evaluates its income tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.
The Company calculates income taxes in accordance with ASC 740, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective tax rate.
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
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.
Goodwill
As of October 31, 2009, the Company had approximately $11.2 million of goodwill compared to $10.7 million as of January 31, 2009. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, Intangibles- Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 31, 2009.
Gift Cards
The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended October 31, 2009 and November 1, 2008, the Company recorded $1.0 million and $1.4 million, respectively, of revenue related to gift card breakage. During the 39 weeks ended October 31, 2009 and November 1, 2008, the Company recorded $4.2 million and $4.4 million, respectively, of revenue related to gift card breakage.

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
Points earned under the credit card rewards program on purchases at AE and aerie are accounted for by analogy to ASC 605-25, Revenue Recognition, Multiple Element Arrangements (“ASC 605-25”). The Company believes that points earned under its point and loyalty programs represent deliverables in a multiple element arrangement rather than a rebate or refund of cash. Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award gift card is redeemed or when the points expire. Additionally, credit card reward points earned on non-AE or aerie purchases are accounted for in accordance with ASC 605-25. As the points are earned, a current liability is recorded for the estimated cost of the award gift card, and the impact of adjustments is recorded in cost of sales.
The Company also offers its customers the AE All-Access Pass (the “Pass”), a customer loyalty program. Using the Pass, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company determined that rewards earned using the credit card reward program should be accounted for in accordance with ASC 605-25. Accordingly, the portion of the sales revenue attributed to the award credits is deferred and recognized when the awards are redeemed or expire.
Stock Repurchases
During Fiscal 2007, the Company’s Board of Directors (the “Board”) authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. The Company did not repurchase any shares as part of its publicly announced programs during Fiscal 2008 or during the 39 weeks ended October 31, 2009. As of October 31, 2009, the Company had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.
During the 39 weeks ended October 31, 2009 and November 1, 2008, the Company repurchased approximately 16,000 shares and 0.2 million shares, respectively, from certain employees at market prices totaling approximately $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).
Segment Information
In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified four operating segments (American Eagle Brand US and Canadian stores, aerie by American Eagle retail stores, MARTIN + OSA retail stores and

AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.
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

	October 31,	January 31,	November 1,
(In thousands)	2009	2009	2008
Cash and cash equivalents:
Cash	$82,942	$61,355	$50,949
Treasury bills	100,000	—	—
Money-market	329,661	411,987	281,888

Total cash and cash equivalents	512,603	473,342	332,837
Short-term investments:
Preferred stock	—	6,219	—
State and local government ARS	3,300	—	11,100
Auction-rate preferred securities (“ARPS”)	—	4,292	—

Total short-term investments	3,300	10,511	11,100
Long-term investments:
Student-loan backed ARS	151,048	169,254	189,541
State and local government ARS	38,724	69,970	60,441
Auction rate preferred securities	13,380	11,783	21,444
Preferred securities	—	—	155

Total long-term investments	203,152	251,007	271,581

Total	$719,055	$734,860	$615,518

Proceeds from the sale of available-for-sale securities were $77.0 million and $384.4 million for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively. There were no purchases of available-for-sale securities during the 39 weeks ended October 31, 2009. There were purchases of $49.4 million of available-for-sale securities during the 39 weeks ended November 1, 2008.
The following table presents the unrealized losses and fair value of available-for-sale securities for which OTTI has not been recognized in earnings and the length of time that the securities were in a continuous unrealized loss position.

			Greater Than or
	Less Than 12 Months		Equal to 12 Months
	Gross Unrealized		Gross Unrealized
(In thousands)	Holding Losses	Fair Value	Holding Losses	Fair Value

October 31, 2009
Student-loan backed ARS	$(4,841)	$28,275	$(3,711)	$31,173
State and local government ARS	(220)	9,230	(206)	11,494
Auction rate preferred securities	—	—	(1,395)	13,380

Total (1)	$(5,061)	$37,505	$(5,312)	$56,047

November 1, 2008
Student-loan backed ARS	$(22,460)	$149,540	$—	$—
State and local government ARS	(609)	18,691	—	—
Auction rate preferred securities	(6,916)	8,084	—	—

Total (1)	$(29,985)	$176,315	$—	$—

(1)	Fair value excludes $112.9 million as of October 31, 2009 and $92.9 million as of November 1, 2008 of securities whose fair value approximates par. Additionally, as of November 1, 2008, fair value excludes $13.5 million of securities on which OTTI has been recognized.

As of October 31, 2009, the Company had a total of $719.1 million in cash and cash equivalents, short-term and long-term investments, which included $206.5 million of investments in ARS and ARPS, net of $10.4 million ($6.4 million, net of tax) of impairment included in OCI and $0.2 million ($0.1 million, net of tax) of impairment recognized in earnings. Our investment portfolio consisted of the following:

	No. of		Cumulative Unrealized	Cumulative Losses	Carrying Value as of
(in thousands, except no. of issues amount)	issues	Par Value	Losses Recognized in OCI	Recognized in Earnings	October 31, 2009

Auction rate securities (“ARS”):
Closed-end municipal fund ARS	5	$18,775	$—	$—	$18,775
Municipal Bond ARS	5	23,675	(426)	—	23,249
Auction rate preferred securities	2	15,000	(1,395)	(225)	13,380
Federally-insured student loan ARS	16	149,600	(5,884)	—	143,716
Private-insured student loan ARS	1	10,000	(2,668)	—	7,332

Total Auction rate securities	29	$217,050	$(10,373)	$(225)	$206,452
For its available-for-sale securities, the Company does not have the intention to sell and does not believe that it is more likely than not that it will be required to liquidate these investments prior to successful auctions or redemptions at par plus accrued interest. The Company generally believes that the current illiquidity and impairment of these investments is temporary and related to factors other than credit losses. However, OTTI of $0.2 million has been recognized in earnings during the 39 weeks ended October 31, 2009, related to a credit loss on an auction rate preferred security. In addition, the Company believes that the current lack of liquidity relating to ARS and ARPS investments will have no impact on its ability to fund its ongoing operations and growth initiatives.
The Company continues to monitor the market for ARS and ARPS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment.
Lehman Brothers Holding, Inc. (“Lehman”) acted as the broker and auction agent for all of the Company’s ARPS. Lehman filed for Chapter 11 bankruptcy protection during September 2008, resulting in the dissolution of the investment trusts for most of the Company’s ARPS. As a result, the Company received 760,000 preferred shares in Fiscal 2008 and an additional 576,000 preferred shares during the 13 weeks ended May 2, 2009. During the 13 weeks ended May 2, 2009, the Company liquidated all 1.3 million shares for $7.8 million and recorded an incremental loss of $2.7 million in other (expense) income, net. The total realized loss on the sale of these securities was $25.6 million, of which $22.9 million was recorded as OTTI in Fiscal 2008.
Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the fair value measurement of our investment securities.
4. Fair Value Measurements
ASC 820, Fair Value Measurement Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company adopted the provisions of ASC 820 as of February 3, 2008, for items measured at fair value on a recurring basis, which consist of financial instruments including ARS and ARPS. The Company adopted the provisions of ASC 820-10-65 Fair Value Measurements, Transition and Open Effective Date Information, Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 as of February 1, 2009 for items measured at fair value on a nonrecurring basis, including goodwill and property and equipment. Additionally, the Company adopted the provisions of ASC 320-10-65 and ASC 820-10-65 Fair Value Measurements, Transition and Open Effective Date Information, Transition related to FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly as of May 3, 2009 for its financial instruments measured at fair value.
Financial Instruments
Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of October 31, 2009, the Company did not measure any of its financial instruments using Level 2 inputs.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has concluded that its ARS and ARPS investments represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the securities.
As of October 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.
In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2009:

	Fair Value Measurements at October 31, 2009
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of October 31,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Cash and Cash Equivalents
Cash	$82,942	$82,942	$—	$—
Treasury bills	100,000	100,000	—	—
Money-market	329,661	329,661	—	—

Total cash and cash equivalents	512,603	512,603	—	—
Short-term Investments
State and local government ARS	3,300	—	—	3,300

Total Short-term Investments	3,300	—	—	3,300
Long-term Investments
Student-loan backed ARS	151,048	—	—	151,048
State and local government ARS	38,724	—	—	38,724
Auction rate preferred securities (“ARPS”)	13,380	—	—	13,380

Total Long-term Investments	203,152	—	—	203,152

Total	$719,055	$512,603	$—	$206,452

The Company used a discounted cash flow (“DCF”) model to value its Level 3 investments. The assumptions in the Company’s model included different recovery periods, ranging from one year to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 7.5%, and illiquidity, ranging from 0.3% to 1.0%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.
As a result of the discounted cash flow analysis, for the 39 weeks ended October 31, 2009 the Company recognized a net recovery of $24.9 million ($15.3 million, net of tax), which reduced the total cumulative impairment recognized in OCI as of October 31, 2009 to $10.4 million ($6.4 million, net of tax) from $35.3 million ($21.8 million, net of tax) at the end of Fiscal 2008. The reversal of temporary impairment was primarily driven by calls at par on the Company’s private-insured student-loan backed ARS and favorable changes in the discount rate. These amounts were recorded OCI and resulted in an increase in the investments’ estimated fair values. The net increase in fair value was partially offset by $0.2 million ($0.1 million, net of tax) of other-than-temporary impairment recorded in earnings during the 39 weeks ended October 31, 2009 as a result of a credit rating downgrade on the Company’s ARPS. No additional other-than-temporary impairment was recorded in earnings during the 13 weeks ended October 31, 2009.

The following table presents a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings:

39 Weeks Ended
(In thousands)	October 31, 2009
Beginning balance of credit losses previously recognized in earnings	$—
Year-to-date OTTI credit losses recognized in earnings	225

Ending balance of cumulative credit losses recognized in earnings	$225

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(69,250)	(28,150)	(41,100)	—
Gains and (losses):
Reported in earnings	(225)	—	—	(225)
Reported in OCI	24,920	204	22,894	1,822

Balance at October 31, 2009	$206,452	$42,024	$151,048	$13,380

Non-Financial Assets
The Company’s non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value. During the 13 and 39 weeks ended October 31, 2009, there were no triggering events that prompted an asset impairment test of the Company’s non-financial assets. Accordingly, the Company did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value for non-financial assets for the 13 and 39 weeks ended October 31, 2009.

5. Earnings per Share
ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share (“ASC 260”). Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. ASC 260-10-45 was adopted and retrospectively applied at the beginning of Fiscal 2009. For the 13 and 39 weeks ended October 31, 2009 and November 1, 2008, the application of ASC 260-10-45 resulted in no change to basic EPS or diluted EPS.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November
(In thousands, except per share amounts)	2009	2008	2009	2008
Weighted average common shares outstanding:
Basic number of common shares outstanding	206,517	205,119	206,169	205,063
Dilutive effect of stock options and non-vested restricted stock	2,876	2,215	2,494	2,590

Dilutive number of common shares outstanding	209,393	207,334	208,663	207,653

Basic net income per common share
Net income	$59,159	$42,604	$109,698	$146,330
Less: Income allocated to participating securities	194	12	219	354

Net income available to common shareholders	$58,965	$42,592	$109,479	$145,976

Basic net income per common share	$0.29	$0.21	$0.53	$0.71

Dilutive net income per common share
Net income	$59,159	$42,604	$109,698	$146,330
Less: Income allocated to participating securities	191	12	149	350

Net income available to common shareholders	$58,968	$42,592	$109,549	$145,980

Dilutive net income per common share	$0.28	$0.21	$0.53	$0.70

Equity awards to purchase approximately 6.6 million and 6.7 million shares of common stock during the 13 and 39 weeks ended October 31, 2009, respectively, and approximately 8.4 million and 8.3 million shares of common stock during the 13 and 39 weeks ended November 1, 2008, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
Approximately 1.4 million shares for both the 13 and 39 weeks ended October 31, 2009, respectively, and approximately 0.9 million and 0.8 million shares for the 13 and 39 weeks ended November 1, 2008, respectively, of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

6. Property and Equipment
Property and equipment consists of the following:

	October 31,	January 31,	November 1,
(In thousands)	2009	2009	2008
Property and equipment, at cost	$1,397,961	$1,298,629	$1,284,866
Less: Accumulated depreciation and amortization	(656,942)	(558,389)	(536,601)

Net property and equipment	$741,019	$740,240	$748,265

7. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with three separate financial institutions under which it may borrow an aggregate of $325.0 million. Of this amount, $200.0 million can be used for demand letter of credit facilities, $100.0 million can be used for demand line borrowings and the remaining $25.0 million can be used for either letters of credit or demand line borrowings at the Company’s discretion. The $100.0 million of demand line credit is comprised of two facilities each with $50.0 million of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2010.
During the 39 weeks ended October 31, 2009, the Company reduced the amount of credit available that could be used for either letters of credit or as a demand line from $100.0 million to $25.0 million. This request was made by the lender due to the Company’s low utilization of this credit facility. The reduction was effective July 3, 2009 and had no material impact on the Company’s Consolidated Financial Statements or on the Company’s ability to fund its operations. Additionally, during the 39 weeks ended October 31, 2009, the Company increased its borrowing capacity for demand letters of credit from $150.0 million to $200.0 million.
As of October 31, 2009, the Company had outstanding demand letters of credit of $65.9 million and demand line borrowings of $50.0 million, which reflects a $25.0 million reduction, as a result of a voluntary partial repayment made during the 13 weeks ended October 31, 2009. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines was 2.3% and the Company has incorporated the outstanding demand line borrowings into working capital.
Refer to Note 12 to the Consolidated Financial Statements for a subsequent event footnote related to the Company’s credit facilities.

8. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands)	2009	2008	2009	2008
Net income	$59,159	$42,604	$109,698	$146,330
Other comprehensive income (loss):
Temporary impairment reversal (loss) related to auction-rate securities, net of tax (1)	3,369	(24,951)	15,318	(29,984)
Reclassification adjustment for OTTI charges realized in net income related to ARS, net of tax	—	—	139	—
Unrealized loss on investments, net of tax	—	(13)	—	(330)
Reclassification adjustment for gain realized in net income related to the sale of available-for-sale securities, net of tax	—	—	—	(51)
Foreign currency translation adjustment	(2,458)	(24,465)	15,410	(28,438)

Other comprehensive income (loss):	911	(49,429)	30,867	(58,803)

Total comprehensive income	$60,070	($6,825)	$140,565	$87,527

(1)	Amounts are shown net of tax of ($2.1) million and $15.4 million for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively. Amounts are shown net of tax of ($9.5) million and $18.5 million for the 39 Weeks ended October 31, 2009 and November 1, 2008, respectively.
9. Share-Based Compensation
The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.
Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 31, 2009 was $10.0 million ($6.2 million, net of tax) and $19.9 million ($12.3 million, net of tax), respectively, and for the 13 and 39 weeks ended November 1, 2008 was $4.0 million ($2.5 million, net of tax) and $16.9 million ($10.5 million, net of tax), respectively.
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

A summary of the Company’s stock option activity for the 39 weeks ended October 31, 2009 follows:

	39 Weeks Ended
	October 31, 2009 (1)
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — January 31, 2009	14,496,734	$15.25
Granted	2,415,596	$9.08
Exercised (2)	1,426,427	$7.07
Cancelled	1,420,928	$16.19

Outstanding — October 31, 2009	14,064,975	$14.92	4.0	$72,967

Vested and expected to vest — October 31, 2009	13,700,993	$14.90	4.0	$71,369

Exercisable — October 31, 2009	6,094,384	$8.79	2.6	$52,388

(1)	As of October 31, 2009, the Company had approximately 29.3 million shares available for stock option grants. This number reflects an increase in the number of shares available for grant as a result of an amendment to the 2005 Plan that was approved by stockholders of the Company on June 16, 2009.

(2)	Options exercised during the 39 weeks ended October 31, 2009 had exercise prices ranging from $4.68 to $13.46.
The weighted-average grant date fair value of stock options granted during the 39 weeks ended October 31, 2009 and November 1, 2008 was $3.55 and $7.22, respectively. The aggregate intrinsic value of options exercised during the 39 weeks ended October 31, 2009 and November 1, 2008 was $11.4 million and $3.9 million, respectively.
Cash received from the exercise of stock options was $7.3 million for the 39 weeks ended October 31, 2009 and $3.7 million for the 39 weeks ended November 1, 2008. The actual tax benefit realized from stock option exercises totaled $8.9 million for the 39 weeks ended October 31, 2009 and $1.1 million for the 39 weeks ended November 1, 2008.
The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	October 31,	November 1,
Black-Scholes Option Valuation Assumptions	2009	2008
Risk-free interest rate (1)	1.7%	2.5%
Dividend yield	3.9%	1.7%
Volatility factor (2)	62.1%	44.4%
Weighted-average expected term (3)	4.5 years	4.3 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding, based on historical experience.

(4)	Based upon historical experience.
As of October 31, 2009, there was $11.2 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.
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

Performance-based restricted stock awards include two types of awards; performance-based restricted stock and performance-based restricted stock units. Performance-based restricted stock awards vest over one year based upon the Company’s achievement of pre-established goals and participate in nonforfeitable dividends. Performance-based restricted stock units cliff vest at the end of a three year period based upon the Company’s achievement of pre-established goals. Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions as the original award.
The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. Historically, the Company has granted only restricted stock awards that entitled the holders to receive nonforfeitable dividends prior to vesting. Beginning with the 2009 restricted stock awards, the Company began to also grant restricted stock unit awards to its employees. The restricted stock unit awards differ from the restricted stock awards in that they do not contain nonforfeitable rights to dividends and are therefore not considered participating securities in accordance with ASC 260-10-45.
A summary of the Company’s restricted stock activity is presented in the following tables.

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	39 Weeks Ended		39 Weeks Ended
	October 31, 2009		October 31, 2009
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 31, 2009	41,000	$19.97	757,812	$21.26
Granted	1,883	$13.28	989,664	$9.66
Vested	(41,000)	$19.97	—	—
Cancelled	—	—	(757,812)	$21.26

Nonvested — October 31, 2009	1,883	$13.28	989,664	$9.66

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	October 31, 2009		October 31, 2009
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 31, 2009	—	$—	—	$—
Granted	1,855,618	$9.79	417,101	$9.82
Cancelled	(134,006)	$9.66	(10,870)	$9.66

Nonvested — October 31, 2009	1,721,612	$9.80	406,231	$9.66
As of October 31, 2009, there was $16.7 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.
10. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate based on actual operating results for the 13 weeks ended October 31, 2009 was 15.3% compared to 46.4% for the 13 weeks ended November 1, 2008. The effective income tax rate based on actual operating results for the 39 weeks ended October 31, 2009 was 20.0% compared to 40.0% for the 39 weeks ended November 1, 2008. The lower effective income tax rate for Fiscal 2009 was primarily the result of the tax benefit associated with the repatriation of foreign earnings as well as federal and state income tax settlements and other changes in income tax reserves. Additionally, the effective income tax rate was higher in Fiscal 2008 primarily as a result of the impairment charge recorded in connection with the valuation of certain ARS and ARPS investments in which no income tax benefit was recognized.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available.

Unrecognized tax benefits decreased by $7.3 million during the 39 weeks ended October 31, 2009 primarily due to federal and state income tax settlements offset by other increases in income tax reserves. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.
On August 18, 2009, the Company approved and repatriated approximately $92 million U.S. dollars from its Canadian subsidiaries which represented a substantial portion of foreign earnings in Canada. It is the Company’s intention to permanently reinvest the remaining and future earnings in Canada, accordingly, we have not provided US income taxes on the undistributed earnings of our Canadian subsidiaries.
11. Legal Proceedings
The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies (“ASC 450”), management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position or results of operations of the Company.
12. Subsequent Event
Subsequent to October 31, 2009, the Company voluntarily reduced its outstanding demand line borrowings by $20.0 million. As a result, the Company had outstanding demand line borrowings of $30.0 million as of December 2, 2009. The outstanding amount can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institutions.
Additionally, subsequent to October 31, 2009, the Company entered into a one year, $25 million Canadian dollar demand line credit facility with a financial institution. The Company entered into this agreement to obtain additional liquidity outside of the United States. Because the credit facility is a demand line, any outstanding balance can be called for repayment by the financial institution at any time. Additionally, the availability of any potential future borrowings is subject to acceptance by the financial institution. As of December 2, 2009, the Company has not made any borrowings against this demand line credit facility.
The Company has evaluated the existence of subsequent events through December 2, 2009, the filing date of this Quarterly Report on Form 10-Q.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the 13 week and 39 week periods ended October 31, 2009 and November 1, 2008, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. as of October 31, 2009 and November 1, 2008, and the related consolidated statements of operations and retained earnings for the 13 and 39 week periods ended October 31, 2009 and November 1, 2008 and the consolidated statements of cash flows for the 39 week periods ended October 31, 2009 and November 1, 2008. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 2009, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the year then ended not presented herein, and in our report dated March 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
December 2, 2009

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
Key Performance Indicators
Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:
Comparable store sales — Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle, aerie, and MARTIN + OSA stores are included in comparable stores sales. Sales from AEO Direct are not included in comparable store sales.
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
Results of Operations
Overview
The third quarter resulted in a consolidated comparable store sales decline of 4% and total sales decline of 1%. This represented an improvement over the first half of the year where we experienced a 10% decrease in comparable store sales. We were able to improve our traffic conversion rate from recent quarters and customers responded well to key merchandise categories, driving a solid full-priced business in a portion of the assortment.
More controlled markdown activity and pre-planned promotional events led to a 20 basis point increase in the merchandise margin. The gross margin decline was primarily due to higher rent as percent to sales reflecting new store growth and the negative comparable store sales.
Operating income declined 26% to a rate of 9.4% for the 13 weeks ended October 31, 2009 compared to 12.6% for the 13 weeks ended November 1, 2008. Net income for the 13 weeks ended October 31, 2009 increased 39% to $59.2 million, or 7.9% as a percent of net sales. Net income per diluted common share also increased 33% to $0.28 versus $0.21 last year.
We had $719.1 million in cash and cash equivalents, short-term and long-term investments as of October 31, 2009. This included $206.5 million of investments in ARS, net of impairment.
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	59.9	59.0	61.9	58.6

Gross profit	40.1	41.0	38.1	41.4
Selling, general and administrative expenses	25.8	24.1	25.7	25.0
Depreciation and amortization expense	4.9	4.3	5.3	4.5

Operating income	9.4	12.6	7.1	11.9
Other (expense) income, net	(0.1)	0.5	(0.3)	0.7
Net impairment loss recognized in earnings	—	2.6	—	0.9

Income before income taxes	9.3	10.5	6.8	11.7
Provision for income taxes	1.4	4.9	1.4	4.7

Net Income	7.9%	5.6%	5.4%	7.0%

The following table shows our consolidated store data for the 39 weeks ended October 31, 2009 and November 1, 2008.

	39 Weeks Ended
	October 31,	November 1,
	2009	2008

Number of stores:
Beginning of period	1,098	987
Opened	28	113
Closed	(9)	(4)

End of Period	1,117	1,096

Total gross square feet at end of period	6,462,921	6,310,402

Our operations are conducted in one reportable segment, which includes 952 U.S. and Canadian AE retail stores, 137 aerie stand-alone retail stores, 28 MARTIN + OSA retail stores and AEO Direct.
Comparison of the 13 weeks ended October 31, 2009 to the 13 weeks ended November 1, 2008
Net Sales
Net sales for the 13 weeks ended October 31, 2009 decreased 1% to $749.0 million compared to $754.0 million for the 13 weeks ended November 1, 2008. The decrease resulted primarily from a 4% decrease in comparable store sales partially offset by a 10% increase in sales from our e-commerce operation and an increase in gross square feet due to new and remodeled stores.
Within the AE Brand, negative comparable sales were due primarily to a low-single digit decline in our average dollar sales per transaction as well a low-single digit decline in our average unit retail and a low-single digit decrease in units per transaction. These decreases were partially offset by a slight increase in our conversion. Comparable store sales declined in the mid-single digits in both the AE Brand women’s and men’s business.
Gross Profit
Gross profit for the 13 weeks ended October 31, 2009 was $300.1 million, or 40.1% as a rate to net sales, compared to $309.4 million, or 41.0% as a rate to net sales last year. Merchandise margin improved by 20 basis points, primarily due to controlled markdown activity. Buying, occupancy and warehousing costs increased by 110 basis points, due primarily to an increase in rent as a percent to net sales related to new store openings and the third quarter comparable store sales decline.

There was $2.3 million of share-based payment expense, consisting of both performance and time-based rewards, included in gross profit for the period compared to $1.3 million last year.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $193.3 million from $181.7 million last year, and as a percent to net sales, increased by 170 basis points to 25.8% from 24.1% last year. The higher rate is primarily due to increased store payroll costs associated with new stores and the accrual of performance-based incentive compensation, which was not incurred last year. Despite the higher rate, cost control initiatives have resulted in savings in the areas of advertising and travel. There was $7.7 million of share-based payment expense, consisting of both performance and time-based rewards, included in selling, general and administrative expenses compared to $2.7 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 4.9% for the 13 weeks ended October 31, 2009 compared to 4.3% for the corresponding period last year. Depreciation and amortization expense increased to $36.6 million compared to $32.8 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers, and corporate headquarters projects. As a percent to net sales, the increase can be attributed to the factors noted above as well as the impact of the negative comparable store sales.
Other (Expense) Income, Net
Other (expense) income, net was ($0.4) million compared to $4.5 million last year, primarily due to lower interest rates this year.
Net Impairment Loss Recognized in Earnings
There was no net impairment loss recognized in earnings during the 13 weeks ended October 31, 2009, compared to $19.9 million last year due to recording of other-than-temporary impairment charges relating to ARS during the 13 weeks ended November 1, 2008.
Provision for Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate based on actual operating results for the 13 weeks ended October 31, 2009 was 15.3% compared to 46.4% for the 13 weeks ended November 1, 2008. The lower effective income tax rate for Fiscal 2009 was primarily the result of the tax benefit associated with the repatriation of foreign earnings as well as federal and state income tax settlements and other changes in income tax reserves. Additionally, the effective income tax rate was higher in Fiscal 2008 primarily as a result of the impairment charge recorded in connection with the valuation of certain ARS and ARPS investments in which no income tax benefit was recognized.
Net Income
Net income increased to $59.2 million, or 7.9% as a percent to net sales, from $42.6 million, or 5.6% as a percent to net sales last year. Net income per diluted common share increased to $0.28 from $0.21 in the prior year. The increases are attributable to the factors noted above.

Comparison of the 39 weeks ended October 31, 2009 to the 39 weeks ended November 1, 2008
Net Sales
Net sales for the 39 weeks ended October 31, 2009 decreased 3% to $2.019 billion compared to $2.083 billion for the 39 weeks ended November 1, 2008. The decrease resulted primarily from an 8% decrease in comparable store sales partially offset by a 17% increase in sales from our e-commerce operation and an increase in gross square feet due to new and remodeled stores.
Gross Profit
Gross profit for the 39 weeks ended October 31, 2009 was $769.9 million, or 38.1% as a rate to net sales, compared to $862.5 million, or 41.4% as a rate to net sales last year. Merchandise margin declined by 130 basis points, primarily due to increased markdowns and lower initial markup related to the AE Brand. Buying, occupancy and warehousing costs increased by 200 basis points, due primarily to an increase in rent as a percent net sales related to new store openings and the comparable store sales decline. There was $6.6 million of share-based payment expense, consisting of both performance and time-based rewards, included in gross profit for the period compared to $4.1 million last year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased slightly to $519.1 million from $519.3 million, however, increased by 70 basis points, as a percent to net sales, to 25.7% from 25.0% last year. The higher rate is primarily due to an increase in store payroll associated with new stores and the accrual of performance-based incentive compensation, which was not incurred last year. Despite the higher rate, cost control initiatives have resulted in savings in the areas of advertising and travel. There was $13.3 million of share-based payment expense, consisting of both performance and time-based rewards, included in selling, general and administrative expenses compared to $12.8 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 5.3% for the 39 weeks ended October 31, 2009 compared to 4.5% for the corresponding period last year. Depreciation and amortization expense increased to $106.8 million compared to $94.4 million last year. These increases are primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers, and corporate headquarters projects. As a percent to net sales, the increase can be attributed to the factors noted above as well as the impact of the negative comparable store sales.
Other (Expense) Income, Net
Other (expense) income, net was ($6.7) million compared to $14.9 million last year, primarily due to lower interest rates and a realized loss on the sale of preferred securities in Fiscal 2009 as well as a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation recorded this year.
Net Impairment Loss Recognized in Earnings
Net impairment loss recognized in earnings related to ARS was $0.2 million compared to $19.9 million last year.
Provision for Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarter events. The effective income tax rate for the 39 weeks ended October 31, 2009 was 20.0% compared to 40.0% for the 39 weeks ended November 1, 2008. The lower effective income tax rate for Fiscal 2009 was primarily the result of the tax benefit associated with the repatriation of foreign earnings as well as federal and state income tax settlements and other changes in income tax reserves. Additionally, the effective income tax rate was higher in Fiscal 2008 primarily as a result of the impairment charge recorded in connection with the valuation of certain ARS and ARPS investments in which no income tax benefit was recognized.
Net Income
Net income decreased to $109.7 million, or 5.4% as a percent to net sales, from $146.3 million, or 7.0% as a percent to net sales last year. Net income per diluted common share decreased to $0.53 from $0.70 in the prior year. The decreases were attributable to the factors noted above.

Impact of Current Market Conditions
Our sales performance for the 13 and 39 weeks ended October 31, 2009 reflected, in part, the current consumer climate and promotional sales environment across the retail sector. We believe that the economy and credit market uncertainty have negatively impacted consumer confidence and spending.
International Expansion
In May 2009, we entered into an international franchise development agreement with Alshaya Trading Co., to open a series of American Eagle stores throughout the Middle East over the next several years. We anticipate that the first franchised store will open during Fiscal 2010. This franchise arrangement does not involve a capital investment from AEO and requires minimal operational involvement.
Fair Value Measurements
ASC 820, Fair Value Measurement Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. We have adopted the provisions of ASC 820-10-65 as of February 3, 2008, for items measured at fair value on a recurring basis, which consist of financial instruments including ARS and ARPS. We have adopted the provisions of ASC 820-10-65 as of February 1, 2009 for items measured at fair value on a nonrecurring basis, including goodwill and property and equipment. Additionally, we adopted the provisions of ASC 320-10-65 as of May 3, 2009 for our financial instruments measured at fair value.
Financial Instruments
Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Our cash and cash equivalents are reported at fair value utilizing Level 1 inputs. For these items, quoted current market prices are readily available.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of October 31, 2009, we did not measure any of our financial instruments using Level 2 inputs.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have concluded that our ARS and ARPS investments represent a Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected recovery periods of the securities.
As of October 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.

In accordance with ASC 820, the following table represents our fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2009:

	Fair Value Measurements at October 31, 2009
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of October 31,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$82,942	$82,942	$—	$—
Treasury bills	100,000	100,000	—	—
Money-market	329,661	329,661	—	—

Total cash and cash equivalents	512,603	512,603	—	—
Short-term Investments
State and local government ARS	3,300	—	—	3,300

Total Short-term Investments	3,300	—	—	3,300
Long-term Investments
Student-loan backed ARS	151,048	—	—	151,048
State and local government ARS	38,724	—	—	38,724
Auction rate preferred securities (“ARPS”)	13,380	—	—	13,380

Total Long-term Investments	203,152	—	—	203,152

Total	$719,055	$512,603	$—	$206,452

We used a discounted cash flow (“DCF”) model to value our Level 3 investments. The assumptions in our model included different recovery periods, ranging from one year to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 7.5%, and illiquidity, ranging from 0.3% to 1.0%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in ARS by approximately $1.8 million. An increase to the discount rate and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $5.7 million.
As a result of the discounted cash flow analysis, for the 39 weeks ended October 31, 2009 we recognized a net recovery of $24.9 million ($15.3 million, net of tax), which reduced the total cumulative impairment recognized in OCI as of October 31, 2009 to $10.4 million ($6.4 million, net of tax) from $35.3 million ($21.8 million, net of tax) at the end of Fiscal 2008. The reversal of temporary impairment was primarily driven by calls at par on our private-insured student-loan backed ARS and favorable changes in the discount rate. These amounts were recorded in OCI and resulted in an increase in the investments’ estimated fair values. The net increase in fair value was partially offset by $0.2 million ($0.1 million, net of tax) of other-than-temporary impairment recorded in earnings during the 39 weeks ended October 31, 2009 as a result of a credit rating downgrade on our ARPS. No additional other-than-temporary impairment was recorded in earnings during the 13 weeks ended October 31, 2009.
The following table presents a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings:

39 Weeks Ended
(In thousands)	October 31, 2009
Beginning balance of credit losses previously recognized in earnings	$—
Year-to-date OTTI credit losses recognized in earnings	225

Ending balance of cumulative credit losses recognized in earnings	$225

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(69,250)	(28,150)	(41,100)	—
Gains and (losses):
Reported in earnings	(225)	—	—	(225)
Reported in OCI	24,920	204	22,894	1,822

Balance at October 31, 2009	$206,452	$42,024	$151,048	$13,380

Non-Financial Assets
Our non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value. During the 13 and 39 weeks ended October 31, 2009, there were no triggering events that prompted an asset impairment test of our non-financial assets. Accordingly, we did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value for non-financial assets for the 13 and 39 weeks ended October 31, 2009.
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

The following sets forth certain measures of our liquidity:

	October 31,	January 31,	November 1,
	2009	2009	2008
Working Capital (in 000’s)	$673,455	$523,596	$484,972
Current Ratio	2.60	2.30	2.15
The increase in working capital as of October 31, 2009, compared to January 31, 2009, resulted from an increased cash and cash equivalents balance due to the liquidation of long-term investments, a lower unredeemed gift cards and gift certificates balance and increased inventory due to seasonality, and a lower notes payable balance due to our repayment of $25.0 million of our $75.0 million demand line borrowings. The increase in working capital as of October 31, 2009, compared to November 1, 2008, is primarily related to an increase in cash and cash equivalents as a result of the liquidation of long-term investments.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $145.4 million and $114.4 million for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively. Our major source of cash from operations was merchandise sales. Our primary outflows of cash for operations were for the payment of operational costs and the purchase of inventory.
Cash Flows from Investing Activities
Investing activities for the 39 weeks ended October 31, 2009 included $106.3 million used for capital expenditures, partially offset by $77.0 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 39 weeks ended November 1, 2008 included $335.0 million from the net sale of investments classified as available-for-sale, partially offset by $226.7 million used for capital expenditures.
Cash Flows from Financing Activities
Cash used for financing activities consisted primarily of $62.1 million for the payment of dividends and $25.0 million for the partial repayment of our $75.0 million demand line borrowings, for the 39 weeks ended October 31, 2009. For the 39 weeks ended November 1, 2008, cash provided by financing activities primarily included proceeds from a $75.0 million borrowing against our demand facilities, partially offset by $61.4 million used for the payment of dividends.
Credit Facilities
We have borrowing agreements with three separate financial institutions under which we may borrow an aggregate of $325.0 million. Of this amount, $200.0 million can be used for demand letter of credit facilities, $100.0 million can be used for demand line borrowings and the remaining $25.0 million can be used for either letters of credit or demand line borrowings at our discretion. The $100.0 million of demand line credit is comprised of two facilities each with $50.0 million of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2010.
During the 39 weeks ended October 31, 2009, we reduced the amount of credit available that could be used for either letters of credit or as a demand line from $100.0 million to $25.0 million. This request was made by the lender due to our low utilization of this credit facility. The reduction was effective July 3, 2009 and had no material impact on our Consolidated Financial Statements or on the Company’s ability to fund its operations. Additionally, during the 39 weeks ended October 31, 2009, we increased our borrowing capacity for demand letters of credit from $150.0 million to $200.0 million.
As of October 31, 2009, we had outstanding demand letters of credit of $65.9 million and demand line borrowings of $50.0 million, which reflects a $25.0 million reduction, as a result of a voluntary partial repayment made during the 13 weeks ended October 31, 2009. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines was 2.3% and we have incorporated the outstanding demand line borrowings into working capital.
Refer to Note 12 to the Consolidated Financial Statements for a subsequent event footnote related to the Company’s credit facilities.
Capital Expenditures
Capital expenditures for the 39 weeks ended October 31, 2009 were $106.3 million and included $68.9 million related to investments in our AE stores, including 28 new AE and aerie stores in the United States and Canada and 21 remodeled stores in the United States. Additionally, we continued to support our infrastructure growth by investing in home office projects including the construction of our corporate headquarters in Pittsburgh, Pennsylvania ($18.6 million), the expansion and improvement of our distribution centers ($11.0 million) and information technology ($7.8 million).
For Fiscal 2009, we have significantly lowered our capital spending plans driven by our decision to open fewer new stores. We expect capital expenditures to be in the range of $120 million to $130 million with approximately half of the amount relating to store growth and renovation. This includes approximately eight new and approximately 25 remodeled AE stores, including our new flagship store in the Times Square area of New York, New York, and 21 new aerie stores. The remaining half relates to the completion of our current distribution center and headquarters projects, as well as information technology initiatives.
Stock Repurchases
During Fiscal 2007, our Board of Directors (the “Board”) authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. We did not repurchase any shares as part of our publicly announced programs during Fiscal 2008 or during the 39 weeks ended October 31, 2009. As of October 31, 2009, we had 41.3 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.
During the 39 week periods ended October 31, 2009 and November 1, 2008, we repurchased approximately 16,000 shares and 0.2 million shares, respectively, from certain employees at market prices totaling approximately $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with share-based payments, as permitted under the 2005 Plan.
All of the aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the 13 weeks ended October 31, 2009, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on October 16, 2009.
Subsequent to the 13 weeks ended October 31, 2009, our Board declared a quarterly cash dividend of $0.10 per share, payable on January 8, 2010 to stockholders of record at the close of business on December 28, 2009. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends will be declared and paid on a quarterly basis.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2008 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2008 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 31, 2009.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Programs	Under the Program
Period	(1)	(2)	(1)	(1) (3)
Month #1 (August 2, 2009 through August 29, 2009)	1,141	$14.69	—	41,250,000
Month #2 (August 30, 2009 through October 3, 2009)	1,085	$16.14	—	41,250,000
Month #3 (October 4, 2009 through October 31, 2009)	—	$—	—	41,250,000

Total	2,226	$15.40	—	41,250,000

(1)	Shares purchased during Month #3 were all repurchased from employees for the payment of taxes in connection with share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In May 2007, our Board authorized the repurchase of 23.0 million shares of our common stock. In January 2008, our Board authorized the repurchase of an additional 30.0 million shares of our common stock for a total of 53.0 million shares authorized for repurchase. Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expires at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

ITEM 6. EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 2, 2009

American Eagle Outfitters, Inc. (Registrant)
By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)