Form 10-K
period 2010-01-30
AMERICAN EAGLE OUTFITTERS INC
filed 2010-03-26
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), and (2) has been subject to the filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2009 was $2,583,043,775.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 209,044,166 Common Shares were outstanding at March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2010 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.	BUSINESS.

General

As used in this report, all references to “we,” “our,” and the “Company” refer to American Eagle Outfitters, Inc. (“AEO, Inc.”) and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE,” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “AEO Direct” refers to our e-commerce operations, ae.com, aerie.com, martinandosa.com and 77kids.com. “NLS” refers to National Logistics Services which we operated in Canada prior to its disposition during the 53 week period ended February 3, 2007.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2010” refers to the 52 week period ending January 29, 2011. “Fiscal 2009”, “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” refers to the 52 week period ended January 28, 2006.

American Eagle Outfitters, Inc., a Delaware corporation, operates under the American Eagle® (“AE®”), aerie® by American Eagle®, 77kids® by american eagle® and MARTIN+OSA® (“M+O”) brands.

Founded in 1977, American Eagle Outfitters® is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and Canada, and online at ae.com®. Through its family of brands, AEO, Inc. offers high quality, on-trend clothing, accessories and personal care products at affordable prices. Our online business, AEO Direct, ships to 75 countries worldwide.

American Eagle Outfitters® boasts a passionate and loyal customer base ranging from college students to Hollywood celebrities. The Company focuses on delivering the right product at the right price, combined with a philosophy of operational excellence and discipline across the organization.

As of January 30, 2010, we operated 938 American Eagle Outfitters stores in the United States and Canada, 137 aerie stand-alone stores and 28 MARTIN+OSA stores.

Subsequent to Fiscal 2009, on March 5, 2010, the Board of Directors (the “Board”) of the Company approved management’s recommendation to proceed with the closure of M+O. The decision to take this action resulted from an extensive evaluation of M+O and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. As a result of this decision, the Company plans to close all 28 stores and cease all online and corporate operations for M+O in Fiscal 2010. Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the planned closure of M+O.

Growth Strategy

Our primary growth strategies are focused on the following key areas of opportunity:

AE Brand

The American Eagle Outfitters® brand targets 15- to 25-year old girls and guys, achieving the perfect combination of American prep and current fashion. Denim is the cornerstone of the American Eagle® product assortment, which is completed by other key categories including sweaters, graphic t-shirts, fleece, outerwear and accessories. The American Eagle® attitude is honest, real, individual and fun. American Eagle® is priced to be worn by everyone, everyday, delivering value through quality and style.

Gaining market share in key categories, such as graphic tees and fleece is a primary focus within the AE brand. In addition, we will build upon our number one position in denim. Delivering value, variety and versatility to our customers remains a top priority. While AE has always been a value brand, we will continue to underscore a value message with customers. We will offer value at all levels of the assortment, punctuated with compelling, pre-planned promotions that are profitable to the business. We are reducing production lead-times, which enables us to react more quickly and profit from emerging trends. Finally, we continue to innovate our store experience to be more impactful from front to back.

aerie by American Eagle

In the fall of 2006, the Company launched aerie® by American Eagle (“aerie”), a collection of Dormwear®, intimates and personal care products for the 15- to 25-year-old AE® girl. What started as a sub-brand quickly became a standalone concept in its own right. The collection is available in 137 standalone aerie stores throughout the United States and Canada, online at www.aerie.com, and at select American Eagle® stores. aerie® features a complete fitness line called aerie f.i.t.tm, as well as a personal care collection that includes fragrance, body care and cosmetics to complement the aerie lifestyle. Designed to be sexy, comfortable and cozy, aerie® offers AE® customers a new way to express their personal style everyday.

77kids by american eagle

Introduced in October of 2008 as an online-only brand, 77kids by american eagle® (“77kids”) offers on-trend, high-quality clothing and accessories for kids ages two to 10. We plan to open five 77kids® brick-and-mortar stores in Fiscal 2010. The brand draws from the strong heritage of American Eagle Outfitters®, with a point-of-view that’s thoughtful, playful and real. Like American Eagle® clothing, 77kids focuses on great fit, value and style. All 77kids® clothing is backed by the brand’s 77washtm and 77softtm guarantees to maintain size, shape and quality and to be extremely soft and comfortable through dozens of washes.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com, aerie.com, 77kids.com and martinandosa.com, which are extensions of the lifestyle that we convey in our stores. We currently ship to 75 countries. In addition to purchasing items online, customers can experience AEO Direct in-store through Store-to-Door. Store-to-Door enables store associates to sell any item available online to an in-store customer in a single transaction, without placing a phone call. Customers are taking advantage of Store-to-Door by purchasing extended sizes that are not available in-store, as well as finding a certain size or color that happens to be out-of-stock at the time of their visit. The ordered items are shipped to the customer’s home free of charge. We accept PayPal as a means of payment from our ae.com, aerie.com and 77kids.com customers. We are continuing to focus on the growth of AEO Direct through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, and targeted marketing strategies.

Information concerning our segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

Real Estate

During Fiscal 2009 and continuing into Fiscal 2010, we are taking a more cautious stance on real estate growth in light of a slow-down in the economy. However, we remain focused on several well-defined strategies that we have in place to grow our business and strengthen our financial performance.

We are continuing the expansion of our brands throughout the United States. At the end of Fiscal 2009, we operated in all 50 states, Puerto Rico and Canada. During Fiscal 2009, we opened 29 new stores, consisting of eight U.S. AE stores and 21 aerie stores, including two Canadian aerie stores. These store openings, offset by 24 store closings, increased our total store base to 1,103 stores.

Additionally, our gross square footage increased by approximately 1% during Fiscal 2009, with approximately 58% attributable to the incremental square footage from 22 AE U.S. and Canadian store remodels and the remaining 42% attributable to new store openings.

In Fiscal 2010, we plan to open 14 AE and 20 aerie stores and remodel approximately 20 existing AE stores. We plan to close all 28 M+O stores and 15 to 25 AE stores. We also plan to open five 77kids stores with an average size of 5,000 gross square feet. Our consolidated square footage growth is expected to be relatively flat compared to Fiscal

2009. We believe that there are attractive retail locations where we can continue to open American Eagle stores and our other brands in enclosed regional malls, urban areas and lifestyle centers.

The tables below show certain information relating to our historical store growth in the U.S. and Canada:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007	2006	2005

Consolidated stores at beginning of period	1,098	987	911	869	846
Consolidated stores opened during the period	29	122	80	50	36
Consolidated stores closed during the period	(24)	(11)	(4)	(8)	(13)

Total consolidated stores at end of period	1,103	1,098	987	911	869

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007	2006	2005

AE Brand stores at beginning of period	954	929	903	869	846
AE Brand stores opened during the period	8	35	30	42	36
AE Brand stores closed during the period	(24)	(10)	(4)	(8)	(13)

Total AE Brand stores at end of period	938	954	929	903	869

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007	2006	2005

aerie stores at beginning of period	116	39	3	—	—
aerie stores opened during the period	21	77	36	3	—
aerie stores closed during the period	—	—	—	—	—

Total aerie stores at end of period	137	116	39	3	—

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007	2006	2005

M+O stores at beginning of period	28	19	5	—	—
M+O stores opened during the period	—	10	14	5	—
M+O stores closed during the period	—	(1)	—	—	—

Total M+O stores at end of period	28	28	19	5	—

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

During Fiscal 2009, we remodeled 22 AE U.S. and Canadian stores. Of the 22 remodeled stores, 10 stores were remodeled and expanded within their existing locations, nine stores were relocated to a larger space within the mall and three stores were remodeled within their existing locations. Additionally, three stores were refurbished as discussed below.

We maintain a cost effective store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and certain new fixtures.

Consolidated Store Locations

Our stores average approximately 5,800 gross square feet and approximately 4,700 on a selling square foot basis. As of January 30, 2010, we operated 1,103 stores in the United States and Canada under the American Eagle Outfitters, aerie and MARTIN+OSA brands as shown below:

United States, including the Commonwealth of Puerto Rico — 1,015 stores

Alabama	18	Indiana	22	Nebraska	8	Rhode Island	4
Alaska	5	Iowa	13	Nevada	6	South Carolina	16
Arizona	16	Kansas	10	New Hampshire	8	South Dakota	3
Arkansas	9	Kentucky	13	New Jersey	28	Tennessee	24
California	89	Louisiana	14	New Mexico	3	Texas	72
Colorado	14	Maine	4	New York	62	Utah	12
Connecticut	18	Maryland	21	North Carolina	31	Vermont	3
Delaware	5	Massachusetts	33	North Dakota	4	Virginia	29
Florida	50	Michigan	35	Ohio	40	Washington	20
Georgia	34	Minnesota	22	Oklahoma	12	West Virginia	9
Hawaii	4	Mississippi	8	Oregon	11	Wisconsin	18
Idaho	4	Missouri	19	Pennsylvania	66	Wyoming	2
Illinois	37	Montana	2	Puerto Rico	5

Canada — 88 stores

Alberta	11	New Brunswick	4	Ontario	44
British Columbia	12	Newfoundland	2	Quebec	9
Manitoba	2	Nova Scotia	2	Saskatchewan	2

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others or both. During Fiscal 2009, we purchased a majority of our merchandise from non-North American suppliers.

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

Corporate Responsibility

The Company is firmly committed to the principle that the people who make our clothes should be treated with dignity and respect. We seek to work with apparel suppliers throughout the world who share our commitment to providing safe and healthy workplaces. At a minimum, we require our suppliers to maintain a workplace environment that complies with local legal requirements and meets universally-accepted human rights standards.

Our Vendor Code of Conduct (the “Code”), which is based on universally-accepted human rights principles, sets forth our expectations for suppliers. The Code must be posted in every factory that manufactures our clothes in the local language of the workers. All suppliers must agree to abide by the terms of our Code before we will place production with them.

We maintain an extensive factory inspection program to monitor compliance with our Code. New garment factories must pass an initial inspection in order to do business with us. Once new factories are approved, we then strive to re-inspect them at least once a year. We review the outcome of these inspections with factory management with the goal of helping them to continuously improve their performance. In cases where a factory is unable or unwilling to meet our standards, we will take steps up to and including the severance of our business relationship.

In Fiscal 2007, we opened a compliance office in Hong Kong. Today, the Hong Kong-based team validates the inspection reporting of our third-party vendor compliance auditors and works with new and existing factories on remediation of issues. Also in Fiscal 2007, we instituted a process of pre-inspection for facilities being considered for AE production and expanded our annual re-audit program to strive to include all primary existing facilities.

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

Historically, we took significant steps to expand the scope of our security procedures, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and a requirement that all of our international trading partners be members of C-TPAT. In Fiscal 2007, we further increased the scope of our inspection program to strive to include pre-inspections of all potential production facilities. In Fiscal 2009, we again expanded the program to require all suppliers that have passed pre-inspections and reached a satisfactory level of security compliance through annual factory re-audits to provide us with security self-assessments on at least an annual basis. Additionally, in Fiscal 2009, we began evaluating additional oversight options for high-risk security countries.

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

Merchandise Inventory, Replenishment and Distribution

Merchandise is normally shipped directly from our vendors and routed to our two U.S. distribution centers, one in Warrendale, Pennsylvania and the other in Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario.

Upon receipt, merchandise is processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. Merchandise is shipped to our stores two to five times per week depending upon the season and store requirements.

The expansion of our Kansas distribution center in Fiscal 2007 enabled us to bring fulfillment services for AEO Direct in-house. The second phase of this expansion was completed in Fiscal 2008 to enhance operating efficiency and support our future growth.

Customer Credit and Returns

We offer a co-branded credit card (the “AE Visa Card”) and a private label credit card (the “AE Credit Card”) under both the American Eagle and aerie brands. Both of these credit cards are issued by a third-party bank (the “Bank”), and we have no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AE Visa Card and the card is activated, the customer is eligible to participate in our credit card rewards program. Under the rewards program that expired on December 31, 2009, points are earned on purchases made with the AE Visa Card at AE and aerie, and at other retailers where the card is accepted. Points earned under the credit cards reward program resulted in the issuance of an AE gift card when a certain point threshold was reached. The AE gift card does not expire, however points earned that have not been used towards the issuance of an AE gift card expire after 36 months of no purchase activity. On January 1, 2010, we modified the benefits on the AE Visa and AE Credit Card programs to make both credit cards a part of the rewards program. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also AE Visa Card customers, who make purchases at other retailers where the card is accepted, earn additional discounts. Savings certificates are valid for 90 days from issuance. AE Credit Card holders will still receive special promotional offers and advance notice of all American Eagle in-store sales events. The AE Visa Card is accepted in all of our stores and AEO Direct sites, while the AE Credit Card is accepted at American Eagle, aerie, ae.com, aerie.com and 77kids.com, only.

Our customers in the U.S. and Canada stores may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. Our AEO Direct customers may pay for their purchases using American Express®, Discover®, MasterCard® and Visa®. In addition, our ae.com, aerie.com, and 77kids.com customers may pay for their purchases using PayPal® and Bill Me Later®.

Customers may also use gift cards to pay for their purchases. AE and aerie gift cards can be purchased in our American Eagle and aerie stores, respectively, and can be used both in-store and online. In addition, AE, aerie and 77kids gift cards are available through ae.com, aerie.com or 77kids.com. MARTIN+OSA gift cards can be used both in-store and online. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. Our gift cards do not expire and we do not charge a service fee on inactive gift cards.

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

In the United States and around the world, we have also registered, or have applied to register, a number of other marks used in our business, including aerie®, MARTIN+OSA® and 77kids by american eagle®.

These trademarks are renewable indefinitely, as long as they are still in use and their registrations are properly maintained. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of January 30, 2010, we had approximately 39,400 employees in the United States and Canada, of whom approximately 33,000 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available, free of charge, under the “About AEO, Inc.” section of our website at www.ae.com. These reports are available as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”).

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

Certifications

As required by the New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on July 1, 2009 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

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

The effect of economic pressures and other business factors

The global recession that began during the second half of 2008 continues to cause uncertainty and a wide-ranging lack of liquidity in the credit markets. This market uncertainty continues to result in a lack of consumer confidence and widespread reduction of business activity.

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

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2010, we plan to open 14 new American Eagle stores in the U.S. and Canada, 20 aerie stand-alone stores and five 77kids stores. Additionally, we plan to remodel or expand 20 existing American Eagle stores during Fiscal 2010. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

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

Our ability to grow through the internal development of new brands

We launched our new brand concepts, aerie and 77kids, during Fiscal 2006 and Fiscal 2008, respectively. Our ability to succeed in these new brands requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, and the ability to obtain suitable sites for new stores at acceptable costs. There can be no assurance that these new brands will grow or become profitable. If we are unable to succeed in developing profitable new brands, this could adversely impact our continued growth and results of operations.

Our planned closure of MARTIN+OSA

On March 5, 2010, our Board approved management’s recommendation to proceed with the closure of MARTIN+OSA. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. As a result of this decision, we plan to close all 28 stores and cease all online and corporate operations for the brand in Fiscal 2010. The timing of the store closures is dependent on a number of factors including negotiating third-party agreements, adherence to notification requirements and local laws.

Store closures are expected to be substantially complete by the end of the second quarter of Fiscal 2010. To the extent not previously recognized, the charges associated with the decision are expected to be recognized primarily over the first and second quarters of Fiscal 2010. Our current estimates of the charges are preliminary and are based on a number of significant assumptions that could change materially. Any change in estimates of the charges could adversely impact our consolidated results of operations.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the planned closure of MARTIN+OSA.

Our international merchandise sourcing strategy

Substantially all of our merchandise is purchased from foreign suppliers. Although we purchase a significant portion of our merchandise through a single foreign buying agent, we do not maintain any exclusive commitments to purchase from any vendor. Since we rely on a small number of foreign sources for a significant portion of our purchases, any event causing the disruption of imports, including the insolvency of a significant supplier or a significant labor dispute, could have an adverse effect on our operations. Other events that could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased CBP enforcement actions, or political or economic disruptions.

We have a Vendor Code of Conduct (the “Code”) that provides guidelines for all of our vendors regarding working conditions, employment practices and compliance with local laws. A copy of the Code is posted on our website, www.ae.com, and is also included in our vendor manual in English and multiple other languages. We have a factory compliance program to audit for compliance with the Code. However, there can be no assurance that our factory compliance program will be fully effective in discovering all violations. Publicity regarding violation of our Code or other social responsibility standards by any of our vendor factories could adversely affect our sales and financial performance.

We believe that there is a risk of terrorist activity on a global basis, and such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, factory audits and factory self-assessments on security measures; a factory audit protocol and factory self-assessment protocol that includes all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, the United States CBP has recognized us as a validated, tier three member of the Customs — Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with US Customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented entirely and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

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

Our reliance on our ability to implement and sustain information technology systems

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, as well as securing appropriate commercial contracts with third-party vendors supplying such technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our results of operations.

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

Negative conditions in global credit markets may further impair our investment securities portfolio

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

Our ability to obtain and/or maintain our credit facilities due to the ramifications of the global credit crisis and corresponding financial institution failures

We believe that we have sufficient cash flows from operating activities to meet our operating requirements. In addition, the banks participating in our various credit facilities are currently rated as investment grade, and substantially all of the amounts under the credit facilities are currently available to us. We draw on our credit facilities to increase our cash position to add financial flexibility. Although we expect to continue to generate positive cash flow despite the current economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future. Continued negative trends in the credit markets and/or continued financial institution failures could lead to lowered credit availability as well as difficulty in obtaining financing. In the event of limitations on our access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.

Our efforts to expand internationally through franchising

We have entered into a franchise agreement with a franchisee to open and operate a series of stores throughout the Middle East over the next several years. While the franchise arrangement does not involve a capital investment from us and requires minimal operational involvement, the effect of this arrangement on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. Furthermore, although we provide store operation training, literature and support, to the extent that the franchisee does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, the value of our brand could be negatively impacted. A failure to protect the value of our brand or any other adverse actions by a franchisee could have an adverse effect on our results of operations and our reputation.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key infrastructure systems; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of our business related to an outbreak of a pandemic disease in a country where we source or market our merchandise; changes in weather patterns; the effects of changes in current exchange rates and interest rates; and international and domestic acts of terror.

The impact of any of the previously discussed factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We own a 186,000 square foot building in an urban Pittsburgh, Pennsylvania location which houses our corporate headquarters. Additionally, during Fiscal 2009, we completed construction of a 152,000 square foot building on adjacent land, which is used for the expansion of our corporate headquarters. We lease three locations near our headquarters, which are used primarily for store and corporate support services, totaling approximately 68,000 square feet. These leases expire with various terms through 2022.

We own a 490,000 square foot building located in a suburban area near Pittsburgh, Pennsylvania, which houses our distribution center and contains approximately 120,000 square feet of office space. We also own a 45,000 square foot building, which houses our data center and additional office space. We lease an additional location of approximately 18,000 square feet, which is used for storage space. This lease expires in 2015.

We rent approximately 131,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The lease for this space expires in May 2016. We also lease an additional 60,000 square feet of office space in New York, New York, with various terms expiring through 2018.

We own a distribution facility in Ottawa, Kansas consisting of approximately 1,220,000 total square feet, including a 544,000 square foot expansion which was completed during Fiscal 2007 and a 280,000 square foot expansion which was completed during Fiscal 2008. This expanded facility is used to support new and existing growth initiatives, including AEO Direct, aerie and 77kids.

We lease a building in Mississauga, Ontario with approximately 294,000 square feet, which houses our Canadian distribution center. The lease expires in 2017.

We also entered into a lease in Fiscal 2007 for a new flagship store in the Times Square area of New York, New York. The 25,000 square foot location has an initial term of 15 years with three options to renew for five years each. This flagship store opened in November 2009.

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NYSE under the symbol “AEO”. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated. As of March 19, 2010, there were 668 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 55,000.

	Market Price		Cash Dividends per
For the Quarters Ended	High	Low	Common Share

January 30, 2010	$18.06	$14.54	$0.10
October 31, 2009	$19.62	$13.37	$0.10
August 1, 2009	$15.53	$12.80	$0.10
May 2, 2009	$15.60	$8.44	$0.10
January 31, 2009	$10.91	$7.11	$0.10
November 1, 2008	$16.69	$9.40	$0.10
August 2, 2008	$19.05	$12.13	$0.10
May 3, 2008	$23.45	$15.79	$0.10

During Fiscal 2009 and Fiscal 2008, we paid quarterly dividends as shown in the table above. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 29, 2005 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Eagle Outfitters, Inc., The S&P Midcap 400 Index
And A Peer Group

	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10
American Eagle Outfitters, Inc.	100.00	106.42	200.06	147.96	58.40	105.80
S&P Midcap 400	100.00	122.31	132.05	129.11	81.37	116.66
Dynamic Retail Intellidex	100.00	102.28	104.44	87.58	55.20	87.91

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended January 30, 2010.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
	Shares Purchased	per Share	Announced Programs	Under the Program
Period	(1)	(2)	(1)(3)	(3)

Month #1 (November 1, 2009 through November 28, 2009)	—	—	—	41,250,000
Month #2 (November 29, 2009 through January 2, 2010)	1,031	$16.98	—	41,250,000
Month #3 (January 3, 2010 through January 30, 2010)	—	—	—	41,250,000

Total	1,031	$16.98	—	41,250,000

(1)	Shares purchased during Month #2 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	Of the 41.3 million shares that may yet be purchased under the program, the authorization relating to 11.3 million shares expired at the end of Fiscal 2009 and the authorization relating to 30.0 million shares expires at the end of Fiscal 2010.

Equity Compensation Plan Table

The following table sets forth additional information as of the end of Fiscal 2009, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the Company’s stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Column (a)	Column (b)	Column (c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected
	Warrants and Rights(1)	Rights(1)	in Column (a))(1)

Equity compensation plans approved by stockholders	14,904,942	$15.01	28,395,557
Equity compensation plans not approved by stockholders	—	—	—

Total	14,904,942	$15.01	28,395,557

(1)	Equity compensation plans approved by stockholders include the 1994 Stock Option Plan, the 1999 Stock Incentive Plan and the 2005 Stock Award and Incentive Plan.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected data presented below is derived from our Consolidated Financial Statements, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended February 3, 2007 and January 28, 2006 and the selected Consolidated Balance Sheet data as of February 2, 2008, February 3, 2007 and January 28, 2006 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts, ratios and other financial information)

Summary of Operations
Net sales(2)	$2,990,520	$2,988,866	$3,055,419	$2,794,409	$2,321,962
Comparable store sales (decrease) increase(3)	(4)%	(10)%	1%	12%	16%
Gross profit	$1,158,049	$1,174,101	$1,423,138	$1,340,429	$1,077,749
Gross profit as a percentage of net sales	38.7%	39.3%	46.6%	48.0%	46.4%
Operating income(4)	$238,393	$302,140	$598,755	$586,790	$458,689
Operating income as a percentage of net sales	8.0%	10.1%	19.6%	21.0%	19.8%
Income from continuing operations	$169,022	$179,061	$400,019	$387,359	$293,711
Income from continuing operations as a percentage of net sales	5.7%	6.0%	13.1%	13.9%	12.7%
Per Share Results (5)
Income from continuing operations per common share-basic	$0.82	$0.87	$1.85	$1.74	$1.29
Income from continuing operations per common share-diluted	$0.81	$0.86	$1.82	$1.70	$1.26
Weighted average common shares outstanding — basic	206,171	205,169	216,119	222,662	227,406
Weighted average common shares outstanding — diluted	209,512	207,582	220,280	228,384	233,031
Cash dividends per common share	$0.40	$0.40	$0.38	$0.28	$0.18
Balance Sheet Information
Total cash and short-term investments	$698,635	$483,853	$619,939	$813,813	$751,518
Long-term investments	$197,773	$251,007	$165,810	$264,944	$145,744
Total assets(6)	$2,138,148	$1,963,676	$1,867,680	$1,979,558	$1,605,649
Short-term debt	$30,000	$75,000	$—	$—	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,578,517	$1,409,031	$1,340,464	$1,417,312	$1,155,552
Working capital(6)	$758,075	$523,596	$644,656	$724,490	$725,294
Current ratio(6)	2.85	2.30	2.71	2.56	3.06
Average return on stockholders’ equity	11.3%	13.0%	29.0%	30.1%	27.8%

	For the Years Ended(1)
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts, ratios and other financial information)

Other Financial Information
Total stores at year-end	1,103	1,098	987	911	869
Capital expenditures	$127,419	$265,335	$250,407	$225,939	$81,545
Net sales per average selling square foot(7)	$519	$521	$638	$642	$577
Total selling square feet at end of period	5,133,923	5,072,612	4,595,649	4,220,929	3,896,441
Net sales per average gross square foot(7)	$416	$446	$517	$524	$471
Total gross square feet at end of period	6,403,859	6,328,167	5,709,932	5,173,065	4,772,487
Number of employees at end of period	39,400	37,500	38,700	27,600	23,000

(1)	Except for the fiscal year ended February 3, 2007, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)	Amount for the fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008 and February 3, 2007 include proceeds from merchandise sell-offs. Refer to Note 2 to the accompanying Consolidated Financial Statements for additional information regarding the components of net sales.

(3)	The comparable store sales increase for the period ended February 2, 2008 is compared to the corresponding 52 week period in Fiscal 2006. The comparable store sales increase for the period ended February 3, 2007 is compared to the corresponding 53 week period in Fiscal 2005.

(4)	All amounts presented exclude gift card service fee income, which was reclassified to other income, net during Fiscal 2006. Refer to Note 2 to the accompanying Consolidated Financial Statements for additional information regarding gift cards.

(5)	Per share results for all periods presented reflect the three-for-two stock split distributed on December 18, 2006.

(6)	Amounts for the year ended January 28, 2006 reflect certain assets of NLS as held-for-sale.

(7)	Net sales per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of 14 new American Eagle stores, 20 new aerie stores, and five new 77kids stores in the United States and Canada during Fiscal 2010;

•	the selection of approximately 20 American Eagle stores in the United States and Canada for remodeling during Fiscal 2010;

•	the planned closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2010;

•	the planned opening of two new franchised American Eagle stores in the Middle East during Fiscal 2010;

•	the planned closure of all 28 MARTIN+OSA stores and cessation of all online and corporate operations for the brand in Fiscal 2010;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions, internally developing additional new brands, and/or engaging in future franchise agreements;

•	the possibility that we may be required to take additional temporary impairment charges or net impairment losses recognized in earnings relating to our investment securities;

•	the possibility that the amounts drawn on our demand borrowing agreements will be called for repayment and that the facilities may not be available for future borrowings; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control, as discussed within Part I, Item 1A of this Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statement.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ from these estimates. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

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

Asset Impairment.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, Property, Plant, and Equipment, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. Assets are evaluated for impairment by comparing the projected undiscounted future cash flows of the asset, over its remaining useful life, to the carrying value. If the future undiscounted cash flows are projected to be less than the carrying value of the asset, we adjust the asset value to its estimated fair value and an impairment loss is recorded as a component of operating income under loss on impairment of assets.

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

Investment Securities.  In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), we measure our investment securities using Level 1, Level 2 and Level 3 inputs. Level 1 and Level 2 inputs are valued using quoted market prices while we use a discounted cash flow (“DCF”) model to determine the fair value of our Level 3 investments. The assumptions in our DCF model include different recovery periods depending on the type of security and varying discount factors for yield and illiquidity. These assumptions are subjective and they are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional net impairment loss recognized in earnings in the future. Any such charge could materially affect our results of operations.

We evaluate our investments for impairment in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, we adopted ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“ASC 320-10-65”), which modifies the requirements for recognizing other-than-temporary impairment (“OTTI”) and changes the impairment model for debt securities. In addition, ASC 320-10-65 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires us to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”).

Share-Based Payments.  We account for share-based payments in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

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

Income Taxes.  We calculate income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the effective tax rate.

Effective February 4, 2007, we adopted the accounting pronouncement now codified in ASC 740 regarding accounting for unrecognized tax benefits. This pronouncement prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. The Company believes that its assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales — Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2007, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle, aerie and MARTIN+OSA stores are included in comparable store sales. Sales from AEO Direct are not included in comparable store sales.

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

Operating income — Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit, our ability to control selling, general and administrative expenses and our level of capital expenditures.

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

Results of Operations

Overview

Fiscal 2009 started with numerous challenges, including a difficult consumer environment, which impacted store traffic and transaction volume. This, combined with weak demand for AE merchandise, resulted in a sales and earnings decline during the first two quarters of Fiscal 2009 compared to Fiscal 2008. We made improvements to our product assortments and business stabilized, particularly during the second half of the year. Although third quarter operating results declined compared to 2008, we began to see an improved customer response to certain core categories such as AE jeans and graphic t-shirts. The business continued to strengthen with the holiday merchandise assortment, driving fourth quarter sales and earnings increases compared to 2008.

Fiscal 2009 net sales of approximately $3.0 billion increased slightly compared to Fiscal 2008. Annual comparable store sales decreased 4%. A higher merchandise margin reflected lower markdowns, due to the improvement during the fall and holiday seasons. Buying, occupancy and warehousing expenses increased as a result of rent related to new store growth. Total selling, general and administrative expenses increased 2%. Expense reductions in advertising and travel were offset by the accrual of incentive costs, which were not earned in Fiscal 2008.

Operating income as a percent to net sales was 8.0% for Fiscal 2009 compared to 10.1% for Fiscal 2008.

For Fiscal 2009, net income decreased to $169.0 million. As a percent to net sales, net income was 5.7% during Fiscal 2009 and 6.0% during Fiscal 2008. Net income per diluted share was $0.81 and $0.86 during Fiscal 2009 and Fiscal 2008, respectively.

We ended Fiscal 2009 with $896.4 million in cash, short-term and long-term investments, an increase of $161.5 million from last year. During the year, we continued to make investments in our business, including $127.4 million in capital expenditures. These expenditures related primarily to our new and remodeled stores in the U.S. and Canada, as well as headquarters, distribution center and information technology projects.

The following table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	61.3	60.7	53.4

Gross profit	38.7	39.3	46.6
Selling, general and administrative expenses	25.2	24.6	23.4
Loss on impairment of assets	0.6	0.2	—
Depreciation and amortization expense	4.9	4.4	3.6

Operating income	8.0	10.1	19.6
Other (expense) income, net	(0.2)	0.6	1.2
Net impairment loss recognized in earnings	—	(0.8)	—

Income before income taxes	7.8	9.9	20.8
Provision for income taxes	2.1	3.9	7.7

Net income	5.7%	6.0%	13.1%

Our operations are conducted in one reportable segment, which includes our 938 U.S. and Canadian AE retail stores, 137 aerie by American Eagle retail stores, 28 MARTIN+OSA retail stores and AEO Direct, as of January 30, 2010.

Comparison of Fiscal 2009 to Fiscal 2008

Net Sales

Net sales increased slightly to $2.991 billion from $2.989 billion. The increase resulted primarily from an increase in our conversion rate driven primarily by strong holiday sales. For Fiscal 2009, comparable store sales declined in the mid-single digits for both the AE Brand women’s and men’s business compared to Fiscal 2008.

Gross Profit

Gross profit decreased 1% to $1.158 billion from $1.174 billion in Fiscal 2008. Gross profit as a percent to net sales decreased by 60 basis points to 38.7% from 39.3% last year. The percentage decrease was attributed to a 140 basis point increase in buying, occupancy and warehousing costs as a percent to net sales, partially offset by an 80 basis point increase in the merchandise margin rate as a percent to net sales. Merchandise margin increased for the period due primarily to decreased markdowns.

Buying, occupancy and warehousing expenses increased 140 basis points as a percent to net sales. This was primarily due to a 120 basis point increase in rent as a percent to net sales, driven by new store openings. Share-based payment expense included in gross profit increased to approximately $12.9 million compared to $5.7 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3% to $756.3 million from $734.0 million. As a percent to net sales, selling, general and administrative expenses increased by 60 basis points to 25.2% from 24.6% last year.

The higher rate this year is primarily due to incentive compensation of 90 basis points partially offset by improvement in advertising and travel expenses. Share-based payment expense included in selling, general and administrative expenses increased to approximately $24.0 million compared to $14.6 million last year.

Loss on Impairment of Assets

Loss on impairment of assets in Fiscal 2009 was $18.0 million, or 0.6% as a rate to net sales, compared to $6.7 million, or 0.2% as a rate to net sales in Fiscal 2008. This impairment relates primarily to underperforming M+O stores.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the planned closure of MARTIN+OSA.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 11% to $145.4 million from $131.2 million last year. This increase is primarily due to a greater property and equipment base driven by our level of capital expenditures. As a percent to net sales, depreciation and amortization expense increased to 4.9% from 4.4% due to the increased expense as well as the impact of the comparable store sales decline.

Other (Expense) Income, Net

Other (expense) income, net decreased to $(5.1) million from $17.8 million, due primarily to lower interest income and a realized loss on the sale of preferred securities in Fiscal 2009 as well as a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation recorded this year.

Net Impairment Loss Recognized in Earnings

Net impairment loss recognized in earnings relating to our investment securities was $0.9 million compared to $22.9 million for Fiscal 2008.

Refer to the Fair Value Measurements caption below for additional information.

Provision for Income Taxes

The effective income tax rate decreased to approximately 27% in Fiscal 2009 from 40% in Fiscal 2008. The decrease in the effective income tax rate was primarily the result of the tax benefit associated with the repatriation of foreign earnings from Canada as well as federal and state income tax settlements and other changes in income tax reserves. Additionally, the effective income tax rate was higher in Fiscal 2008 primarily as a result of the impairment charge recorded in connection with the valuation of certain ARS and auction rate preferred securities (“ARPS”) in which no income tax benefit was recognized. The repatriation of foreign earnings from Canada in Fiscal 2009 was a discrete event and has not changed the Company’s intention to indefinitely reinvest the earnings of our Canadian subsidiaries to the extent not repatriated.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Net Income

Net income decreased to $169.0 million in Fiscal 2009 from $179.1 million in Fiscal 2008. As a percent to net sales, net income was 5.7% and 6.0% for Fiscal 2009 and Fiscal 2008. Net income per diluted share was $0.81 compared to $0.86 last year. The decrease in net income was attributable to the factors noted above.

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

Buying, occupancy and warehousing expenses increased 170 basis points as a percent to net sales. This was primarily due to a 160 basis point increase in rent as a percent to net sales, driven by new store openings and the negative comparable store sales, as well as higher utilities. These increases were partially offset by lower distribution and warehousing service costs due to bringing our AEO Direct fulfillment and Canadian distribution services in-house. Share-based payment expense included in gross profit decreased to approximately $5.7 million in Fiscal 2008 compared to $6.2 million in Fiscal 2007.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3% to $734.0 million from $714.6 million. As a percent to net sales, selling, general and administrative expenses increased by 120 basis points to 24.6% in Fiscal 2008 from 23.4% in Fiscal 2007.

The higher rate in Fiscal 2008 is primarily due to the comparable store sales decline, partially offset by an improvement in incentive compensation of 100 basis points. Share-based payment expense included in selling, general and administrative expenses decreased to approximately $14.6 million in Fiscal 2008 compared to $27.5 million Fiscal 2007.

Loss on Impairment of Assets

Loss on impairment of assets in Fiscal 2008 was $6.7 million, or 0.2% as a rate to net sales, and relates primarily to underperforming M+O stores. This compares to $0.6 million in Fiscal 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 20% to $131.2 million in Fiscal 2008 from $109.2 million in Fiscal 2007. This increase is primarily due to a greater property and equipment base driven by our level of capital expenditures. As a percent to net sales, depreciation and amortization expense increased to 4.4% from 3.6% due to the increased expense as well as the impact of the comparable store sales decline during Fiscal 2008.

Other Income, Net

Other income, net decreased to $17.8 million from $37.6 million, due primarily to interest income decreasing to $18.9 million from $39.3 million. This resulted from decreased interest rates and lower investment balances compared to Fiscal 2007. Additionally, interest expense relating to our borrowings increased. Partially offsetting this decrease was a net $1.1 million foreign currency transaction gain compared to a $1.2 million loss during Fiscal 2007. This was the result of a stronger U.S. dollar.

Net Impairment Loss Recognized in Earnings

Net impairment loss recognized in earnings relating to our investment securities was $22.9 million for Fiscal 2008. There was no net impairment loss recognized in earnings during Fiscal 2007.

Refer to the Fair Value Measurements caption below for additional information.

Provision for Income Taxes

The effective income tax rate increased to approximately 40% in Fiscal 2008 from 37% in Fiscal 2007. The increase in the effective income tax rate was primarily related to the impairment charges recorded in connection with the valuation of certain ARS and ARPS investments in which no income tax benefit was recognized.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Net Income

Net income in Fiscal 2008 decreased 55% to $179.1 million, or 6.0% as a percent to net sales, from $400.0 million, or 13.1% as a percent to net sales in Fiscal 2007. Net income per diluted share decreased to $0.86 in Fiscal 2008 from $1.82 in Fiscal 2007. The decrease in net income was attributable to the factors noted above. The decrease in net income per diluted share was attributable to the factors noted above partially offset by a lower weighted average share count in Fiscal 2008 compared to Fiscal 2007 as a result of share repurchases during Fiscal 2007, as well as a lower average price of our common stock during Fiscal 2008.

MARTIN+OSA Fiscal 2009 Results of Operations

On March 5, 2010, our Board approved management’s recommendation to proceed with the closure M+O. We notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment.

In Fiscal 2009, M+O recorded net sales from store and online operations of approximately $50 million and generated an after-tax loss of approximately $44 million, including a non-cash impairment charge of approximately $11 million, net of tax. The results of operations include store, online, corporate and other expenses directly attributable to M+O operations.

Fiscal 2010 Outlook

Looking ahead, we expect consumers to remain cautious and highly sensitive to pricing. However, our outlook for Fiscal 2010 is more favorable than for Fiscal 2009, based on improvements across merchandising and design. We believe that on-trend merchandise assortments, more frequent flow of new merchandise and strong value offerings should drive sales and earnings growth. We are continuing to control expenses and have planned capital spending below Fiscal 2009. We believe that our current cash holdings and cash generated from operations in Fiscal 2010 will be sufficient to fund anticipated capital expenditures and working capital requirements.

Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. We have adopted the provisions of ASC 820 as of February 3, 2008, for our items measured at fair value on a recurring basis, which include ARS. We have adopted the provisions of ASC 820-10-65 as of February 1, 2009 for items measured at fair value on a nonrecurring basis, including goodwill and property and equipment. Additionally, we adopted the provisions of ASC 320-10-65 as of May 3, 2009 for our financial instruments measured at fair value.

Financial Instruments

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, ASC 820 establishes this three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of January 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 30, 2010:

	Fair Value Measurements at January 30, 2010
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of January 30,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash and Cash Equivalents
Cash	$144,391	$144,391	$—	$—
Commercial paper	25,420	25,420	—	—
Treasury bills	119,988	119,988	—	—
Money-market	404,161	404,161	—	—

Total cash and cash equivalents	$693,960	$693,960	$—	$—
Short-term Investments
Student-loan backed ARS	$400	$—	$—	$400
State and local government ARS	4,275	—	—	4,275

Total Short-term Investments	$4,675	$—	$—	$4,675
Long-term Investments
Student-loan backed ARS	$149,031	$—	$—	$149,031
State and local government ARS	35,969	—	—	35,969
Auction rate preferred securities	12,773	—	—	12,773

Total Long-term Investments	$197,773	$—	$—	$197,773

Total	$896,408	$693,960	$—	$202,448

Percent to total	100.0%	77.4%	0.0%	22.6%

We used a discounted cash flow (“DCF”) model to value our Level 3 investments. The assumptions in our model included different recovery periods, ranging from 0.5 year to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 6.6%, and illiquidity, ranging from 0.3% to 4.0%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in ARS by approximately $1.4 million. An increase to the discount rate and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in auction rate securities by approximately $5.6 million.

As a result of the discounted cash flow analysis for Fiscal 2009, we recorded a net recovery of $25.0 million ($15.5 million, net of tax) which reduced the total cumulative impairment recognized in other comprehensive income (“OCI”) as of January 30, 2010 to $10.3 million ($6.4 million, net of tax) from $35.3 million ($21.8 million, net of tax) at the end of Fiscal 2008. The reversal of temporary impairment was primarily driven by calls at par for the Company’s private-insured student loan ARS. As a result of the settlements, the securities which were previously impaired were revalued at par. These amounts were recorded in OCI and resulted in an increase in the investments’ estimated fair values. The net increase in fair value was partially offset by $0.9 million of net impairment loss recognized in earnings during Fiscal 2009 as a result of credit rating downgrades.

The following table presents a rollforward of the amount of net impairment loss recognized in earnings related to credit losses:

For the Year Ended
January 30, 2010
(In thousands)

Beginning balance of credit losses previously recognized in earnings	$—
Year-to-date OTTI credit losses recognized in earnings	940

Ending balance of cumulative credit losses recognized in earnings	$940

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable Inputs)
			Student
			Loan-
		Auction-	Backed
		Rate	Auction-	Auction-Rate
		Municipal	Rate	Preferred
	Total	Securities	Securities	Securities
	(In thousands)

Carrying value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(72,600)	(29,900)	(42,700)	—
Gains and (losses):
Reported in earnings	(940)	—	—	(940)
Reported in OCI	24,981	174	22,877	1,930

Balance at January 30, 2010	$202,448	$40,244	$149,431	$12,773

Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information on our investment securities, including a description of the securities and a discussion of the uncertainties relating to their liquidity.

Non-Financial Assets

Our non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. Resulting from our annual goodwill impairment test performed as of January 30, 2010, we concluded that our goodwill was not impaired.

Additionally, certain long-lived assets were measured at estimated fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Based on our review of the operating performance and projections of underperforming stores, we determined that certain underperforming stores would not be able to generate sufficient cash flow over the life of the related leases to recover our initial investment in them. The estimated fair value of those stores was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. We estimate future cash flows based on our experience and knowledge of the market in which the store is located. During Fiscal 2009, certain long-lived assets with a carrying value of $18.0 million, primarily related to 10 M+O stores, were determined to be unable to recover their respective carrying values and, therefore, were written down to their estimated fair value, resulting in a loss on impairment of assets of $18.0 million.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our uses of cash include the completion of our new corporate headquarters, the development of aerie by American Eagle and the development of 77kids by american eagle. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include further development of aerie by American Eagle and 77kids by american eagle.

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

The following sets forth certain measures of our liquidity:

	January 30,	January 31,
	2010	2009

Working Capital (in 000’s)	$758,075	$523,596
Current Ratio	2.85	2.30

The increase of our working capital and current ratio as of January 30, 2010 compared to January 31, 2009, is primarily related to an increase in cash and cash equivalents as a result of cash from operations as well as the liquidation of long-term investments.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $386.5 million during Fiscal 2009 compared to $303.3 million during Fiscal 2008 and $464.7 million during Fiscal 2007. Our major source of cash from operations was merchandise sales. Our primary outflows of cash from operations were for the purchase of inventory and operational costs.

The increase in net cash provided by operating activities of $83.2 million from the prior year was driven primarily by an increase in accrued compensation due to incentive compensation accruals during Fiscal 2009 as well as an increase in prepaid taxes due to the timing of payments.

Cash Flows from Investing Activities

Investing activities for Fiscal 2009 included $127.4 million for capital expenditures partially offset by $80.4 million from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2008 included $344.9 million from the net sale of investments classified as available-for-sale, partially offset by $265.3 million for capital expenditures. Investing activities for Fiscal 2007 primarily included $354.2 million for the net sale of investments classified as available-for-sale as well as $250.4 million for capital expenditures.

We invest our cash primarily in liquid money market funds. We also have investments, made under our prior investment policy, in auction rate and auction rate preferred securities, with an original contractual maturity of up to 39 years and an expected rate of return of approximately a 0.8% taxable equivalent yield. All investments made under our new investment policy must have a highly liquid secondary market at the time of purchase and an effective maturity not exceeding two years.

Cash Flows from Financing Activities

During Fiscal 2009, cash used for financing activities resulted primarily from $83.0 million used for the payment of dividends and the partial repayment of $45.0 million in borrowings against our demand line of credit. During Fiscal 2008, cash used for financing activities resulted primarily from $82.4 million used for the payment of dividends partially offset by $75.0 million in borrowings against our demand line of credit. During Fiscal 2007, cash used for financing activities resulted primarily from $438.3 million used for the repurchase of our common stock as part of our publicly announced repurchase program and $80.8 million used for the payment of dividends.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2009,

2008 and 2007, the excess tax benefit from share-based payments of $2.8 million, $0.7 million and $6.2 million, respectively, are classified as financing cash flows.

Capital Expenditures

Fiscal 2009 capital expenditures were $127.4 million, which reflected a significant reduction compared to Fiscal 2008 capital expenditures of $265.3 million. Fiscal 2009 expenditures included $80.7 million related to investments in our AE stores, including 29 new AE and aerie stores in the United States and Canada, 22 remodeled stores in the United States and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in home office projects including the construction of our corporate headquarters in Pittsburgh, Pennsylvania ($23.5 million), the expansion and improvement of our distribution centers ($12.0 million) and information technology ($11.2 million).

For Fiscal 2010, we will continue with our reduced spending plan. We expect capital expenditures to be in the range of $100.0 million to $120.0 million with approximately half of the amount relating to store growth and renovation.

Credit Facilities

We have borrowing agreements with four separate financial institutions under which we may borrow an aggregate of $325.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $100.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $25.0 million USD can be used for either letters of credit or demand line borrowings at our discretion. The $100.0 million USD of demand line credit is comprised of two facilities each with $50.0 million USD of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2010. The $25.0 million CAD of demand line credit was established during Fiscal 2009, and is provided at the discretion of the lender.

During Fiscal 2009, we reduced the amount of credit available that could be used for either letters of credit or as a demand line from $100.0 million USD to $25.0 million USD. This request was made by the lender due to our low utilization of this credit facility. The reduction was effective July 3, 2009 and had no material impact on our consolidated financial statements or on our ability to fund our operations. Additionally, during Fiscal 2009, we increased our borrowing capacity for demand letters of credit from $150.0 million USD to $200.0 million USD.

As of January 30, 2010 we had outstanding trade and standby letters of credit of $51.5 million USD and demand line borrowings of $30.0 million USD, which reflects a $45.0 million USD reduction in outstanding borrowings, as a result of a voluntary partial repayment made during Fiscal 2009. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines for Fiscal 2009 was 2.5% and we have incorporated the outstanding demand line borrowings into working capital.

Stock Repurchases

During Fiscal 2007, our Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, we repurchased 18.7 million shares as part of our publicly announced repurchase program for approximately $438.3 million, at a weighted average price of $23.38 per share. We did not repurchase any common stock as part of our publicly announced repurchase program during Fiscal 2008 or Fiscal 2009. At January 30, 2010, the authorization to repurchase 11.3 million shares of our common stock under our share repurchase program expired. As of March 26, 2010, we had 30.0 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. The authorization relating to the remaining 30.0 million shares expires at the end of Fiscal 2010.

During Fiscal 2009 and Fiscal 2008, we repurchased approximately 18,000 and 0.2 million shares, respectively, from certain employees at market prices totaling $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

A $0.10 per share dividend was paid during each quarter of Fiscal 2009 and Fiscal 2008. Subsequent to the fourth quarter of Fiscal 2009, our Board declared a quarterly cash dividend of $0.10 per share, payable on April 9, 2010, to stockholders of record at the close of business on March 29, 2010. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of January 30, 2010:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases(1)	$1,744,507	$242,859	$437,375	$371,225	$693,048
Unrecognized tax benefits(2)	38,618	—	—	—	38,618
Purchase obligations(3)	376,900	369,527	3,078	3,514	781

Total contractual obligations	$2,160,025	$612,386	$440,453	$374,739	$732,447

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 9 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of January 30, 2010 was $38.6 million, including approximately $7.0 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The Company does not anticipate that any significant unrecognized tax benefits will be realized within one year. Accordingly, the balance of the unrecognized tax benefits are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory as well as other legally binding commitments made in the normal course of business. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of January 30, 2010:

	Amount of Commitment Expiration per Period
	Total Amount	Less than	1-3	3-5	More than
	Committed	1 Year	Years	Years	5 Years
	(In thousands)

Letters of credit(1)	$51,468	$51,468	—	—	—

Total commercial commitments	$51,468	$51,468	—	—	—

(1)	Letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise upon presentation of documents demonstrating that the merchandise has shipped.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our investments in money market funds and auction rate securities, which have long-term contractual maturities but feature variable interest rates that reset at short-term intervals. If our Fiscal 2009 average yield rate decreases by 10% in Fiscal 2010, our income before taxes will decrease by approximately $0.2 million. Comparatively, if our Fiscal 2008 portfolio average yield rate had decreased by 10% in Fiscal 2009, our income before taxes would have decreased by approximately $0.8 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash, short-term and long-term investment balances.

Additionally, borrowings under our demand lines, which expire on April 21, 2010 and May 22, 2010, bear interest at variable rates based on the prime rate or LIBOR. At January 30, 2010, the weighted average interest rate on our borrowings was 2.1%. Based upon a sensitivity analysis as of January 30, 2010, assuming average outstanding borrowing during Fiscal 2009 of $62.7 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $313,000.

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

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. We do not utilize hedging instruments to mitigate foreign currency exchange risks. We believe our foreign currency translation risk is minimal as a hypothetical 10% change in the Canadian foreign exchange rate would not materially affect our results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 30, 2010 and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company changed its accounting for income tax uncertainties effective February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2010 expressed an unqualified opinion.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 26, 2010

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
	2010	2009
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$693,960	$473,342
Short-term investments	4,675	10,511
Merchandise inventory	326,454	294,928
Accounts receivable	34,746	41,471
Prepaid expenses and other	47,039	59,660
Deferred income taxes	60,156	45,447

Total current assets	1,167,030	925,359

Property and equipment, at cost, net of accumulated depreciation and amortization	713,142	740,240
Goodwill	11,210	10,706
Long-term investments	197,773	251,007
Non-current deferred income taxes	27,305	15,001
Other assets, net	21,688	21,363

Total assets	$2,138,148	$1,963,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,526	$152,068
Note payable	30,000	75,000
Accrued compensation and payroll taxes	55,144	29,417
Accrued rent	68,866	64,695
Accrued income and other taxes	20,585	6,259
Unredeemed gift cards and gift certificates	39,389	42,299
Current portion of deferred lease credits	17,388	13,726
Other liabilities and accrued expenses	19,057	18,299

Total current liabilities	408,955	401,763

Non-current liabilities:
Deferred lease credits	89,591	88,314
Non-current accrued income taxes	38,618	39,898
Other non-current liabilities	22,467	24,670

Total non-current liabilities	150,676	152,882

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,561 and 249,328 shares issued; 206,832 and 205,281 shares outstanding, respectively	2,486	2,485
Contributed capital	554,399	513,574
Accumulated other comprehensive income (loss)	16,838	(14,389)
Retained earnings	1,764,049	1,694,161
Treasury stock, 41,737 and 43,248 shares, respectively, at cost	(759,255)	(786,800)

Total stockholders’ equity	1,578,517	1,409,031

Total liabilities and stockholders’ equity	$2,138,148	$1,963,676

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share amounts)

Net sales	$2,990,520	$2,988,866	$3,055,419
Cost of sales, including certain buying, occupancy and warehousing expenses	1,832,471	1,814,765	1,632,281

Gross profit	1,158,049	1,174,101	1,423,138
Selling, general and administrative expenses	756,256	734,029	714,588
Loss on impairment of assets	17,992	6,713	592
Depreciation and amortization expense	145,408	131,219	109,203

Operating income	238,393	302,140	598,755
Other (expense) income, net	(5,062)	17,790	37,626

Total other-than-temporary impairment losses	(4,413)	(22,889)	—
Portion of loss recognized in other comprehensive income, before tax	3,473	—	—

Net impairment loss recognized in earnings	(940)	(22,889)	—

Income before income taxes	232,391	297,041	636,381
Provision for income taxes	63,369	117,980	236,362

Net income	$169,022	$179,061	$400,019

Basic income per common share	$0.82	$0.87	$1.85
Diluted income per common share	$0.81	$0.86	$1.82
Weighted average common shares outstanding — basic	206,171	205,169	216,119
Weighted average common shares outstanding — diluted	209,512	207,582	220,280

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Net income	$169,022	$179,061	$400,019
Other comprehensive income (loss):
Temporary recovery (impairment) related to investment securities, net of tax	14,506	(22,795)	—
Reclassification adjustment for OTTI charges realized in net income related to ARS	940	751	—
Reclassification adjustment for losses realized in net income due to the sale of available-for-sale securities, net of tax	—	197	242
Unrealized (loss) gain on investments, net of tax	—	(378)	947
Foreign currency translation adjustment	15,781	(27,649)	12,582

Other comprehensive income (loss)	31,227	(49,874)	13,771

Comprehensive income	$200,249	$129,187	$413,790

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares					Comprehensive
	Outstanding	Common	Contributed	Retained	Treasury	Income	Stockholders’
	(1)	Stock	Capital	Earnings	Stock(2)	(Loss)	Equity
	(In thousands, except per share amounts)

Balance at February 3, 2007	221,284	2,461	453,418	1,302,345	(362,626)	21,714	1,417,312

Adoption of ASC 740 regarding accounting for unrecognized tax benefits	—	—	—	(13,304)	—	—	(13,304)

Balance at February 4, 2007	221,284	2,461	453,418	1,289,041	(362,626)	21,714	1,404,008

Stock awards	1,092	20	39,977	—	—	—	39,997
Repurchase of common stock as part of publicly announced programs	(18,750)	—	—	—	(438,291)	—	(438,291)
Repurchase of common stock from employees	(415)	—	—	—	(12,310)	—	(12,310)
Reissuance of treasury stock	1,269	—	—	(6,480)	20,546	—	14,066
Net income	—	—	—	400,019	—		400,019
Other comprehensive income, net of tax	—	—	—	—	—	13,771	13,771
Cash dividends ($0.38 per share)	—	—	—	(80,796)	—	—	(80,796)

Balance at February 2, 2008	204,480	$2,481	$493,395	$1,601,784	$(792,681)	$35,485	$1,340,464

Stock awards	453	4	20,179	420	—	—	20,603
Repurchase of common stock from employees	(164)	—	—	—	(3,432)	—	(3,432)
Reissuance of treasury stock	512	—	—	(4,710)	9,313	—	4,603
Net income	—	—	—	179,061	—	—	179,061
Other comprehensive loss, net of tax	—	—	—	—	—	(49,874)	(49,874)
Cash dividends ($0.40 per share)	—	—	—	(82,394)	—	—	(82,394)

Balance at January 31, 2009	205,281	$2,485	$513,574	$1,694,161	$(786,800)	$(14,389)	$1,409,031

Stock awards	41	1	40,825	—	—	—	40,826
Repurchase of common stock from employees	(18)	—	—	—	(247)	—	(247)
Reissuance of treasury stock	1,528	—	—	(15,228)	27,792	—	12,564
Net income	—	—	—	169,022	—	—	169,022
Other comprehensive income, net of tax	—	—	—	—	—	31,227	31,227
Cash dividends and dividend equivalents ($0.40 per share)	—	—	—	(83,906)	—	—	(83,906)

Balance at January 30, 2010	206,832	$2,486	$554,399	$1,764,049	$(759,255)	$16,838	$1,578,517

(1)	600,000 authorized, 249,561 issued and 206,832 outstanding (excluding 992 shares of non-vested restricted stock), $0.01 par value common stock at January 30, 2010; 600,000 authorized, 249,328 issued and 205,281 outstanding (excluding 799 shares of non-vested restricted stock), $0.01 par value common stock at January 31, 2009; 600,000 authorized, 248,763 issued and 204,480 outstanding (excluding 687 shares of non-vested restricted stock), $0.01 par value common stock at February 2, 2008; The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at January 30, 2010, January 31, 2009 and February 2, 2008.

(2)	41,737 shares, 43,248 shares and 43,596 shares at January 30, 2010, January 31, 2009 and February 2, 2008, respectively. During Fiscal 2009 Fiscal 2008 and Fiscal 2007, 1,528 shares, 512 shares and 1,269 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Operating activities:
Net income	$169,022	$179,061	$400,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	147,483	133,141	110,753
Share-based compensation	36,900	20,296	33,670
Provision for deferred income taxes	(36,027)	24,469	(8,147)
Tax benefit from share-based payments	7,995	1,121	7,260
Excess tax benefit from share-based payments	(2,812)	(693)	(6,156)
Foreign currency transaction loss (gain)	6,477	(1,141)	1,221
Loss on impairment of assets	17,992	6,713	592
Net impairment loss recognized in earnings	940	22,889	—
Realized loss on sale of investment securities	2,749	1,117	393
Changes in assets and liabilities:
Merchandise inventory	(27,994)	(13,735)	(19,074)
Accounts receivable	7,052	(10,094)	(5,660)
Prepaid expenses and other	13,063	(24,781)	(1,334)
Other assets, net	1,146	390	(3,242)
Accounts payable	4,992	(3,053)	(15,559)
Unredeemed gift cards and gift certificates	(3,430)	(11,392)	(699)
Deferred lease credits	4,173	18,887	4,640
Accrued compensation and payroll taxes	25,528	(19,799)	(9,144)
Accrued income and other taxes	12,862	(20,697)	(31,416)
Accrued liabilities	(1,649)	611	6,546

Total adjustments	217,440	124,249	64,644

Net cash provided by operating activities	386,462	303,310	464,663

Investing activities:
Capital expenditures	(127,419)	(265,335)	(250,407)
Purchase of available-for-sale securities	—	(48,655)	(1,772,653)
Sale of available-for-sale securities	80,353	393,559	2,126,891
Other investing activities	(2,003)	(2,297)	(1,563)

Net cash (used for) provided by investing activities	(49,069)	77,272	102,268

Financing activities:
Payments on capital leases	(2,015)	(2,177)	(1,912)
Proceeds from issuance of note payable	—	75,000	—
Partial repayment of note payable	(45,000)	—	—
Repurchase of common stock as part of publicly announced programs	—	—	(438,291)
Repurchase of common stock from employees	(247)	(3,432)	(12,310)
Net proceeds from stock options exercised	7,630	3,799	13,183
Excess tax benefit from share-based payments	2,812	693	6,156
Cash dividends paid	(82,985)	(82,394)	(80,796)

Net cash used for financing activities	(119,805)	(8,511)	(513,970)

Effect of exchange rates on cash	3,030	(14,790)	3,363

Net increase in cash and cash equivalents	220,618	357,281	56,324
Cash and cash equivalents — beginning of period	473,342	116,061	59,737

Cash and cash equivalents — end of period	$693,960	$473,342	$116,061

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JANUARY 30, 2010

1.	Business Operations

American Eagle Outfitters, Inc., a Delaware corporation, (the “Company”), operates under the American Eagle® (“AE”), aerie® by American Eagle, 77kids by american eagle® and MARTIN+OSA® brands.

Founded in 1977, American Eagle Outfitters is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and Canada, and online at ae.com®. Through its family of brands, AEO, Inc. offers high quality, on-trend clothing, accessories and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 75 countries worldwide.

American Eagle Outfitters® boasts a passionate and loyal customer base ranging from college students to Hollywood celebrities. The Company focuses on delivering the right product at the right price, combined with a philosophy of operational excellence and discipline across the organization.

AE Brand

The American Eagle Outfitters® brand targets 15- to 25-year old girls and guys, achieving the perfect combination of American prep and current fashion. Denim is the cornerstone of the American Eagle® product assortment, which is completed by other key categories including sweaters, graphic t-shirts, fleece, outerwear and accessories. The American Eagle® attitude is honest, real, individual and fun. American Eagle® is priced to be worn by everyone, everyday, delivering value through quality and style.

aerie by American Eagle

In the fall of 2006, the Company launched aerie® by American Eagle (“aerie”), a collection of Dormwear®, intimates, and personal care products for the 15- to 25-year-old AE® girl. The collection is available in 137 standalone aerie stores throughout the country, online at aerie.com, and at select American Eagle® stores. aerie® features a complete fitness line called aerie f.i.t.tm, as well as a personal care collection that includes fragrance, body care and cosmetics to complement the aerie lifestyle. Designed to be sexy, comfortable and cozy, aerie® offers AE® customers a new way to express their personal style everyday.

77kids by american eagle

Introduced in October of 2008 as an online-only brand, 77kids® by american eagle® (“77kids”) offers on-trend, high-quality clothing and accessories for kids ages two to 10. The Company plans to open five 77kids® brick-and-mortar stores in Fiscal 2010. The brand draws from the strong heritage of American Eagle Outfitters®, with a point-of-view that’s thoughtful, playful and real. Like American Eagle® clothing, 77kids focuses on great fit, value and style.

MARTIN+OSA

MARTIN+OSA® (“M+O”) provides clothing and accessories for 28- to 40-year old men and women at its 28 stores and online at www.martinandosa.com.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the planned closure of MARTIN+OSA.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com, aerie.com, 77kids.com and martinandosa.com, which are extensions of the lifestyle that we convey in our stores. We currently ship to 75 countries.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandise Mix

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Men’s apparel and accessories	40%	42%	38%
Women’s apparel and accessories (excluding aerie)	51%	50%	55%
aerie	9%	8%	7%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 30, 2010, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2010” refers to the 52 week periods ending January 29, 2011. “Fiscal 2009”,“Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007. “Fiscal 2005” refers to the 52 week periods ended January 28, 2006.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standard Codification (“ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Effective July 2009, the FASB ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Company adopted SFAS 168, as codified in ASC 105, Generally Accepted Accounting Principles, as of October 31, 2009. All accounting references within this Annual Report on Form 10-K have been updated and, therefore, previous references to GAAP have been replaced with references to GAAP as codified in the ASC.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2009, the FASB approved the consensus on Emerging Issues Task Force (“EITF”) 08-1, Revenue Arrangements with Multiple Deliverables, primarily codified under ASC 605, Revenue Recognition, as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The Company is currently evaluating the impact that the adoption of ASU 2010-06 will have on its Consolidated Financial Statements and disclosures.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 10 to the Consolidated Financial Statements).

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of January 30, 2010, short-term investments included auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months, based on notice from the issuer.

As of January 30, 2010, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS classified as available-for-sale that have experienced failed auctions or have long-term auction resets. The remaining contractual maturities of our long-term investments are approximately 17 months to 38 years. The weighted average contractual maturity for our long-term investments is approximately 25 years.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of other-than-temporary impairment (“OTTI”) losses related to credit losses, as defined by ASC 320 Investments — Debt and Equity Securities (“ASC 320”), are considered by the Company to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents, short-term investments and long-term investments.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320. ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, the Company adopted ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“ASC 320-10-65”), which modifies the requirements for recognizing OTTI and changes the impairment model for debt securities. In addition, ASC 320-10-65 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). During Fiscal 2009, the Company recorded net impairment loss recognized in earnings related to credit losses on its investment securities of $0.9 million. During Fiscal 2008, the Company recorded net impairment loss recognized in earnings of $22.9 million in earnings related to certain investment securities.

Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding net impairment loss recognized in earnings.

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

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment	5 years

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets.

During Fiscal 2009, the Company recorded asset impairment charges of $18.0 million related primarily to the impairment of 10 M+O stores. During Fiscal 2008 the Company recorded asset impairment charges of $6.7 million related primarily to the impairment of five M+O stores. Based on the Company’s review of the operating performance and projections of future performance of these stores, the Company determined that these stores would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. During Fiscal 2007, the Company recognized impairment losses of $0.6 million related to AE stores.

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company recorded $2.3 million, $4.9 million and $6.7 million related to asset write-offs within depreciation and amortization expense.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the planned closure of MARTIN+OSA.

Goodwill

As of January 30, 2010, the Company had approximately $11.2 million of goodwill compared to $10.7 million as of January 31, 2009. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2010. Resulting from the Company’s annual goodwill impairment test performed as of January 30, 2010, the Company concluded that its goodwill was not impaired.

Other Assets, Net

Other assets, net consist primarily of assets related to our deferred compensation plans and trademark costs, net of accumulated amortization. Trademark costs are amortized over five to 15 years.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a deferred lease credit liability at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the original lease (including the pre-opening, build-out period) and any subsequent renewal terms. The receivable is reduced as amounts are received from the landlord.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AE Visa Card”) and a private label credit card (the “AE Credit Card”) under both the American Eagle and aerie brands. Both of these credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AE Visa Card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the rewards program that expired on December 31, 2009, points were earned on purchases made with the AE Visa Card at AE and aerie, and at other retailers where the card is accepted. Points earned under this credit card reward program resulted in the issuance of an AE gift card when a certain point threshold was reached. The AE gift card does not expire; however, points earned that have not been used towards the issuance of an AE gift card expire after 36 months of no purchase activity. On January 1, 2010, the Company modified the benefits on the AE Visa and AE Credit Card programs to make both credit cards a part of the rewards program. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AE Visa Card customers, who make purchases at other retailers where the card is accepted, earn additional discounts. Savings certificates are valid for 90 days from issuance.

Points earned under the credit card rewards program on purchases at AE and aerie are accounted for by analogy to ASC 605-25, Revenue Recognition, Multiple Element Arrangements (“ASC 605-25”). The Company believes that points earned under its point and loyalty programs represent deliverables in a multiple element arrangement rather than a rebate or refund of cash. Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire. Additionally, credit card reward points earned on non-AE or aerie purchases are accounted for in accordance with ASC 605-25. As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.

Through December 31, 2009, the Company offered its customers the AE All-Access Pass, a customer loyalty program. On January 1, 2010, the Company replaced the Pass with the AEREWARD$sm Loyalty Program (the “Program”). Under either loyalty program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company determined that rewards earned using the Pass and the Program should be accounted for in accordance with ASC 605-25. Accordingly, the portion of the sales revenue attributed to the award credits is deferred and recognized when the awards are redeemed or expire.

Stock Repurchases

During Fiscal 2007, the Company’s Board of Directors (“the Board”) authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. During Fiscal 2007, the Company repurchased 18.7 million shares as part of its publicly announced repurchase programs for approximately $438.3 million, at a weighted average price of $23.38 per share. The Company did not repurchase any common stock as part of its publicly announced repurchase program during Fiscal 2009 or Fiscal 2008. At January 30, 2010, the authorization to repurchase 11.3 million shares of the Company’s common stock under its share repurchase program expired. As of March 26, 2010, the Company had 30.0 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. The authorization relating to the remaining 30.0 million shares expires at the end of Fiscal 2010.

During Fiscal 2009 and Fiscal 2008, the Company repurchased approximately 18,000 and 0.2 million shares, respectively, from certain employees at market prices totaling $0.2 million and $3.4 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aforementioned share repurchases have been recorded as treasury stock.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the Company’s effective tax rate.

Effective February 4, 2007, the Company adopted the accounting pronouncement now codified in ASC 740 regarding accounting for unrecognized tax benefits. This pronouncement prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. The Company believes that its assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.

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

	For the Years Ended
	January 30,	January 31,
	2010	2009
	(In thousands)

Beginning balance	$4,092	$4,683
Returns	(74,540)	(81,704)
Provisions	75,293	81,113

Ending balance	$4,845	$4,092

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Proceeds from sell-offs	$31,889	$38,240	$23,775
Marked-down cost of merchandise disposed of via sell-offs	$31,345	$38,012	$25,805

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively “merchandise costs”) and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Merchandise margin is the difference between net sales and merchandise costs. Gross profit is the difference between net sales and cost of sales.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of January 30, 2010 and January 31, 2009, the Company had prepaid advertising expense of $5.4 million and $2.9 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $68.9 million, $79.7 million and $74.9 million in advertising expense during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Design Costs

The Company has certain design costs, including compensation, rent, depreciation, travel, supplies and samples, which are included in cost of sales as the respective inventory is sold.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other (Expense) Income, Net

Other (expense) income, net consists primarily of a realized investment loss, interest income/expense and foreign currency transaction gain/loss.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. Prior to July 8, 2007, if a gift card remained inactive for greater than 24 months, the Company assessed the recipient a one-dollar per month service fee, where allowed by law, which was automatically deducted from the remaining value of the card. For those jurisdictions where assessing a service fee was not allowable by law, the estimated breakage was recorded in a manner consistent with that described above, starting after 24 months of inactivity. Both gift card service fees and breakage estimates were recorded within other (expense) income, net.

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

Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies (“ASC 450”), the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position, results of operations or consolidated cash flows of the Company.

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Cash paid during the periods for:
Income taxes	$61,869	$132,234	$260,615
Interest	$1,879	$1,947	$—

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified four operating segments (American Eagle Brand US and Canadian stores, aerie by American Eagle retail stores, MARTIN+OSA retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized geographical information:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)
Net sales:
United States	$2,715,583	$2,707,261	$2,770,119
Foreign(1)	274,937	281,605	285,300

Total net sales	$2,990,520	$2,988,866	$3,055,419

(1)	Amounts represent sales from American Eagle and aerie Canadian retail stores, as well as AEO Direct sales, that are billed to and/or shipped to foreign countries.

	January 30,	January 31,
	2010	2009
	(In thousands)
Long-lived assets, net:
United States	$678,385	$708,180
Foreign	45,967	42,766

Total long-lived assets, net	$724,352	$750,946

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

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents on the Consolidated Balance Sheets, our short-term investments and our long-term investments:

	January 30, 2010
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)
Cash and cash equivalents:
Cash	$144,391	$—	$—
Commercial paper	25,420
Treasury bills	119,988
Money-market	404,161	—	—

Total cash and cash equivalents	$693,960	$—	$—
Short-term investments:
Student-loan backed ARS	$400	$—	$—
State and local government ARS	4,275	—	—

Total short-term investments	$4,675	$—	$—
Long-term investments:
Student-loan backed ARS	$149,031	$—	$(8,569)
State and local government ARS	35,969	—	(456)
Auction rate preferred securities	12,773	—	(1,287)

Total long-term investments	$197,773	$—	$(10,312)

Total	$896,408	$—	$(10,312)

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2009
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)

Cash and cash equivalents:
Cash	$61,355	$—	$—
Money-market	411,987	—	—

Total cash and cash equivalents	$473,342	$—	$—
Short-term investments:
Preferred stock	$6,219	$—	$—
Auction rate preferred securities	4,292	—	—

Total short-term investments	$10,511	$—	$—
Long-term investments:
Student-loan backed ARS	$169,254	$—	$(31,446)
State and local government ARS	69,970	—	(630)
Auction rate preferred securities	11,783	—	(3,217)

Total long-term investments	$251,007	$—	$(35,293)

Total	$734,860	$—	$(35,293)

Proceeds from the sale of available-for-sale securities were $80.4 million, $393.6 million and $2.127 billion for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. There were no purchases of investments during Fiscal 2009. The proceeds from the sale of available-for-sale securities for Fiscal 2008 and Fiscal 2007 are offset against purchases of $48.7 million and $1.773 billion, respectively. In addition to the net impairment loss recognized in earnings discussed below for Fiscal 2009 and Fiscal 2008, the Company recorded net realized losses related to the sale of available-for-sale securities of $2.7 million, $1.1 million and $0.4 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, in other (expense) income, net.

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired:

			Greater than
	Less than		or Equal
	12 Months		to 12 Months
	Gross Unrealized		Gross Unrealized
	Holding Losses	Fair Value	Holding Losses	Fair Value
	(In thousands)

January 30, 2010
Student-loan backed ARS	$(1,643)	$9,203	$(6,926)	$50,228
State and local government ARS	(273)	8,096	(183)	20,922
Auction rate preferred securities	—	—	(1,287)	12,773

Total(1)	$(1,916)	$17,299	$(8,396)	$83,923

January 31, 2009
Student-loan backed ARS	$(31,446)	$169,254	$—	$—
State and local government ARS	(630)	61,570	—	—
Auction rate preferred securities	(3,217)	11,783	—	—

Total(1)	$(35,293)	$242,607	$—	$—

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Fair value excludes $101.2 million as of January 30, 2010 and $8.4 million as of January 31, 2009 of investments whose fair value approximates par. Additionally, as of January 31, 2009, fair value excludes $10.5 million of securities on which net impairment loss recognized in earnings has been recorded.

As of January 30, 2010, we had a total of $896.4 million in cash and cash equivalents, short-term and long-term investments, which included $189.6 million of investments in ARS and $12.8 million of auction rate preferred securities (“ARPS”), net of $10.3 million ($6.4 million net of tax) of temporary impairment and $0.9 million in net impairment loss recognized in earnings. Our short-term and long-term investments consist of the following:

			Cumulative
			Unrealized	Cumulative Losses
	No. of		Losses Recognized	Recognized in	Carrying Value as of
	Issues	Par Value	in OCI	Earnings	January 30, 2010
	(In thousands, except no. of issues amount)

Auction rate securities (“ARS”):
Closed-end municipal fund ARS	5	$17,025	$(9)	$—	$17,016
Municipal Bond ARS	5	23,675	(447)	—	23,228
Auction rate preferred securities	2	15,000	(1,287)	(940)	12,773
Federally-insured student loan ARS	16	148,000	(6,012)	—	141,988
Private-insured student loan ARS	1	10,000	(2,557)	—	7,443

Total Auction rate securities	29	$213,700	$(10,312)	$(940)	$202,448

Lehman Brothers Holding, Inc. (“Lehman”) acted as a broker and auction agent for all of the Company’s ARPS. Lehman filed for Chapter 11 bankruptcy protection during September 2008, resulting in the dissolution of the investment trusts for most of the Company’s ARPS. As a result, the Company received 760,000 preferred shares in Fiscal 2008 and an additional 576,000 preferred shares in Fiscal 2009. During the 13 weeks ended May 2, 2009, the Company liquidated all 1.3 million shares for $7.8 million and recorded an incremental loss of $2.7 million. The total realized loss on the sale of these securities was $25.6 million, of which $22.9 million was recorded as a net impairment loss recognized in earnings in Fiscal 2008.

The Company continues to monitor the market for ARS and ARPS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment.

4.	Fair Value Measurements

ASC 820, Fair Value Measurement Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The Company adopted the provisions of ASC 820 as of February 3, 2008, for items measured at fair value on a recurring basis, which consist of financial instruments including ARS and ARPS. The Company adopted the provisions of ASC 820-10-65 Fair Value Measurements, Transition and Open Effective Date Information, Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 as of February 1, 2009 for items measured at fair value on a nonrecurring basis, including goodwill and property and equipment. Additionally, the Company adopted the provisions of ASC 320-10-65 and ASC 820-10-65 Fair Value Measurements, Transition and Open Effective Date Information, Transition related to FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Have Significantly Decreased and Identifying Transactions That Are Not Orderly as of May 3, 2009 for its financial instruments measured at fair value. The impact of adopting these was not significant on the Company’s accompanying financial statements.

Financial Instruments

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, ASC 820 establishes this three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

As of January 30, 2010 and January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 30, 2010 and January 31, 2009:

	Fair Value Measurements at January 30, 2010
		Quoted Market
	Carrying	Prices in Active		Significant
	Amount as	Markets for	Significant Other	Unobservable
	of January 30,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash and Cash Equivalents
Cash	$144,391	$144,391	$—	$—
Commercial paper	25,420	25,420	—	—
Treasury bills	119,988	119,988	—	—
Money-market	404,161	404,161	—	—

Total cash and cash equivalents	$693,960	$693,960	$—	$—
Short-term Investments
Student-loan backed ARS	$400	$—	$—	$400
State and local government ARS	4,275	—	—	4,275

Total Short-term Investments	$4,675	$—	$—	$4,675
Long-term Investments
Student-loan backed ARS	$149,031	$—	$—	$149,031
State and local government ARS	35,969	—	—	35,969
Auction rate preferred securities	12,773	—	—	12,773

Total Long-term Investments	$197,773	$—	$—	$197,773

Total	$896,408	$693,960	$—	$202,448

Percent to total	100.0%	77.4%	0.0%	22.6%

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at January 31, 2009
		Quoted Market
		Prices in Active	Significant Other	Significant
	Carrying Amount	Markets for	Observable	Unobservable
	as of January 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash and Cash Equivalents
Cash	$61,355	$61,355	$—	$—
Money-market	411,987	411,987	—	—

Total cash and cash equivalents	$473,342	$473,342	$—	$—
Short-term Investments
Preferred Stock	$6,219	$6,219	$—	$—
Auction rate preferred securities	4,292	—	4,292	—

Total Short-term Investments	$10,511	$6,219	$4,292	$—
Long-term Investments
Student-loan backed ARS	$169,254	$—	$—	$169,254
State and local government ARS	69,970	—	—	69,970
Auction rate preferred securities	11,783	—	—	11,783

Total Long-term Investments	$251,007	$—	$—	$251,007

Total	$734,860	$479,561	$4,292	$251,007

Percent to total	100.0%	65.3%	0.6%	34.1%

The Company used a discounted cash flow (“DCF”) model to value our Level 3 investments. For Fiscal 2009, the assumptions in the Company’s model included different recovery periods, ranging from 0.5 year to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 6.6%, and illiquidity, ranging from 0.3% to 4.0%. For Fiscal 2008, the assumptions in the Company’s model included different recovery periods, ranging from 1.1 years to 11 years, depending on the type of security and varying discount factors for yield, ranging from 1.7% to 18.8%, and illiquidity, ranging from 0.0% to 1.0%. These assumptions are subjective. They are based on the Company’s current judgment and view of current market conditions. The use of different assumptions would result in a different valuation and related charge. As a result of the discounted cash flow analysis for Fiscal 2009, the Company recorded a net recovery of $25.0 million ($15.5 million, net of tax) which reduced the total cumulative impairment recognized in other comprehensive income (“OCI”) as of January 30, 2010 to $10.3 million ($6.4 million, net of tax) from $35.3 million ($21.8 million, net of tax) at the end of Fiscal 2008. The reversal of temporary impairment was primarily driven by calls at par for the Company’s private-insured student loan ARS. As a result of the calls, the securities which were previously impaired were revalued at par. These amounts were recorded in OCI and resulted in an increase in the investments’ estimated fair values. The net increase in fair value was partially offset by $0.9 million of net impairment loss recognized in earnings during Fiscal 2009 as a result of credit rating downgrades.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a rollforward of the amount of net impairment loss recognized in earnings related to credit losses:

For the Year Ended
January 30, 2010
(In thousands)

Beginning balance of credit losses previously recognized in earnings	$—
Year-to-date OTTI credit losses recognized in earnings	940

Ending balance of cumulative credit losses recognized in earnings	$940

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable Inputs)
			Student
			Loan-
		Auction-	Backed
		Rate	Auction-	Auction-Rate
		Municipal	Rate	Preferred
	Total	Securities	Securities	Securities

Carrying value at February 2, 2008	$—	$—	$—	$—
Additions to Level 3 upon adoption of ASC 820(1)	340,475	84,575	212,000	43,900
Settlements	(29,875)	(18,575)	(11,300)	—
Additions to Level 3(2)	4,600	4,600	—	—
Transfers out of Level 3(3)	(28,900)	—	—	(28,900)
Losses:
Losses reported in OCI	(35,293)	(630)	(31,446)	(3,217)

Balance at January 31, 2009	$251,007	$69,970	$169,254	$11,783

Settlements	(72,600)	(29,900)	(42,700)	—
Gains and (losses):
Reported in earnings	(940)	—	—	(940)
Reported in OCI	24,981	174	22,877	1,930

Balance at January 30, 2010	$202,448	$40,244	$149,431	$12,773

(1)	Represents amounts transferred upon the adoption of ASC 820 during the first quarter of Fiscal 2008.

(2)	Additions to Level 3 include securities previously classified as Level 2, which were securities that had experienced partial calls prior to the fourth quarter of 2008 and were previously valued at par.

(3)	Transfers out of Level 3 include preferred securities (into Level 1) and ARPS (into Level 2). The transfers to Level 1 occurred due to the Company acquiring exchange traded preferred shares as a result of the ARPS trusts liquidating. The transfers to Level 2 occurred as a result of the Company determining that it was more appropriate to value these investments using observable market prices of the underlying securities. The OTTI charge of $22.9 million that was reported in earnings was taken on Level 1 and Level 2 securities transferred from Level 3.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Resulting from the Company’s annual goodwill impairment test performed as of January 30, 2010, the Company concluded that its goodwill was not impaired.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Based on the Company’s review of the operating performance and projections of underperforming stores, the Company determined that certain underperforming stores would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. The fair value of those stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. During Fiscal 2009, certain long-lived assets with a carrying value of $18.0 million, primarily related to 10 M+O stores, were determined to be unable to recover their respective carrying values and, therefore, were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million.

5.	Earnings per Share

ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. ASC 260-10-45 was adopted and retrospectively applied at the beginning of Fiscal 2009. For Fiscal 2009, Fiscal 2008 and Fiscal 2007, the application of ASC 260-10-45 resulted in no material change to basic EPS or diluted EPS.

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share amounts)

Weighted average common shares outstanding:
Basic number of common shares outstanding	206,171	205,169	216,119
Dilutive effect of stock options and non-vested restricted stock	3,341	2,413	4,161

Dilutive number of common shares outstanding	209,512	207,582	220,280

Basic net income per common share
Net income	$169,022	$179,061	$400,019
Less: Income allocated to participating securities	365	364	215

Net income available to common shareholders	$168,657	$178,697	$399,804

Basic net income per common share	$0.82	$0.87	$1.85

Dilutive net income per common share
Net income	$169,022	$179,061	$400,019
Less: Income allocated to participating securities	360	360	210

Net income available to common shareholders	$168,662	$178,701	$399,809

Dilutive net income per common share	$0.81	$0.86	$1.82

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity awards to purchase approximately 6.6 million, 7.6 million, and 2.5 million shares of common stock during the Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for Fiscal 2009 and Fiscal 2008, approximately 0.4 million and 0.8 million shares, respectively, of performance-based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

6.	Accounts Receivable

Accounts receivable are comprised of the following:

	January 30,	January 31,
	2010	2009
	(In thousands)

Construction allowances	$11,132	$11,139
Merchandise sell-offs	8,063	17,057
Interest income	217	1,355
Marketing cost reimbursements	2,556	2,363
Credit card receivable	7,832	5,175
Merchandise vendor receivables	375	2,899
Gift card receivable	1,413	115
Franchise receivable	1,419	—
Other	1,739	1,368

Total	$34,746	$41,471

7.	Property and Equipment

Property and equipment consists of the following:

	January 30,	January 31,
	2010	2009
	(In thousands)

Land	$6,364	$6,364
Buildings	151,484	122,414
Leasehold improvements	645,794	605,299
Fixtures and equipment	590,610	536,009
Construction in progress	554	28,543

	$1,394,806	$1,298,629
Less: Accumulated depreciation and amortization	(681,664)	(558,389)

Net property and equipment	$713,142	$740,240

Depreciation expense is summarized as follows:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Depreciation expense	$144,883	$130,802	$108,919

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Note Payable and Other Credit Arrangements

The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $325.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $100.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $25.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion. The $100.0 million USD of demand line credit is comprised of two facilities each with $50.0 million USD of borrowing capacity. The expiration dates of the two demand line facilities are April 21, 2010 and May 22, 2010. The $25.0 million CAD of demand line credit was established during Fiscal 2009, and is provided at the discretion of the lender.

During Fiscal 2009, the Company reduced the amount of credit available that could be used for either letters of credit or as a demand line from $100.0 million USD to $25.0 million USD. This request was made by the lender due to the Company’s low utilization of this credit facility. The reduction was effective July 3, 2009 and had no material impact on the Company’s Consolidated Financial Statements or on the Company’s ability to fund its operations. Additionally, during Fiscal 2009, the Company increased its borrowing capacity for demand letters of credit from $150.0 million USD to $200.0 million USD.

As of January 30, 2010, the Company had outstanding trade and standby letters of credit of $51.5 million USD and demand line borrowings of $30.0 million USD, which reflects a $45.0 million USD reduction from January 31, 2009, as a result of a voluntary partial repayment made during Fiscal 2009. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines for Fiscal 2009 was 2.5% and the Company has incorporated the outstanding demand line borrowings into working capital.

9.	Leases

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

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Store rent:
Fixed minimum	$229,428	$197,820	$167,051
Contingent	7,873	11,767	17,626

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$237,301	$209,587	$184,677
Offices, distribution facilities, equipment and other	18,664	18,260	17,250

Total rent expense	$255,965	$227,847	$201,927

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 30, 2010:

Future Minimum
Fiscal years:	Lease Obligations
(In thousands)

2010	$242,859
2011	226,699
2012	210,676
2013	194,613
2014	176,612
Thereafter	693,048

Total	$1,744,507

10.	Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive income (loss) included as part of the Consolidated Statements of Stockholders’ Equity follow:

	Before	Tax	Accumulated Other
	Tax	(Expense)	Comprehensive Income
	Amount	Benefit	(Loss)
	(In thousands)

Balance at February 3, 2007	$21,201	$513	$21,714
Unrealized gain on investments	1,538	(591)	947
Reclassification adjustment for net losses realized in net income related to sale of available-for-sale securities	393	(151)	242
Foreign currency translation adjustment	12,582	—	12,582

Balance at February 2, 2008	$35,714	$(229)	$35,485

Temporary impairment related to ARS	(36,825)	14,030	(22,795)
Reclassification adjustment for losses realized in net income related to sale of ARS	318	(121)	197
Reclassification adjustment for OTTI charges realized in net income related to ARS	1,214	(463)	751
Unrealized loss on investments	(607)	229	(378)
Foreign currency translation adjustment	(27,649)	—	(27,649)

Balance at January 31, 2009	$(27,835)	$13,446	$(14,389)

Temporary reversal of impairment related to ARS	24,041	(9,535)	14,506
Reclassification adjustment for OTTI charges realized in net income related to ARS	940	—	940
Foreign currency translation adjustment	15,781	—	15,781

Balance at January 30, 2010	$12,927	$3,911	$16,838

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income (loss) were as follows:

	For the Years Ended
	January 30,	January 31,
	2010	2009
	(In thousands)

Net unrealized (loss) gain on available-for-sale securities, net of tax(1)	$(6,401)	$(21,847)
Foreign currency translation adjustment	23,239	7,458

Accumulated other comprehensive (loss) income	$16,838	$(14,389)

(1)	Amounts are shown net of tax of $3.9 million and $13.4 million for Fiscal 2009 and Fiscal 2008, respectively.

11.	Share-Based Payments

At January 30, 2010, the Company had awards outstanding under three share-based compensation plans, which are described below.

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $36.9 million ($22.8 million, net of tax), $20.3 million ($12.5 million, net of tax) and $33.7 million ($20.7 million, net of tax), respectively.

ASC 718 requires recognition of compensation cost under a non-substantive vesting period approach. Accordingly, the Company recognizes compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant.

Share-based compensation plans

1994 Stock Option Plan

On February 10, 1994, the Company’s Board adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the grant of 12.2 million incentive or non-qualified options to purchase common stock. The 1994 Plan was subsequently amended to increase the shares available for grant to 24.3 million shares. Additionally, the amendment provided that the maximum number of options that may be granted to any individual may not exceed 8.1 million shares. The options granted under the 1994 Plan were approved by the Compensation Committee of the Board, primarily vest over five years, and expire 10 years from the date of grant. The 1994 Plan terminated on January 2, 2004 with all rights of the optionees and all unexpired options continuing in force and operation after the termination.

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the “1999 Plan”) was approved by the stockholders on June 8, 1999. The 1999 Plan authorized 18.0 million shares for issuance in the form of stock options, stock appreciation rights (“SAR”), restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 33.0 million. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 9.0 million shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock splits) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock option grants in June 2005. Under this plan, 33.2 million non-

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualified stock options and 6.7 million shares of restricted stock were granted to employees and certain non-employees (without considering cancellations to date of awards for 7.9 million shares). Approximately 33% of the options granted were to vest over eight years after the date of grant but were accelerated as the Company met annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years and the remaining grants vest over one year. All options expire after 10 years. Performance-based restricted stock was earned if the Company met established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Plan was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, SAR, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan was subsequently amended and restated on June 16, 2009 to, among other things, increase the shares available for grant to 31.9 million effective as of January 31, 2009 without taking into consideration of 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock that had been previously granted under the 2005 plan to employees and directors (without considering cancellations as of January 31, 2009 of awards for 2.9 million shares). The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year for options and SAR and no more than 4.0 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year. The 2005 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2005 Plan. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through January 30, 2010, 12.6 million non-qualified stock options, 4.6 million shares of restricted stock and 0.2 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 4.6 million shares). Approximately 99% of the options granted under the 2005 Plan vest over three years and 1% vest over five years. Options were granted for ten and seven year terms. Approximately 97% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 3% of the restricted stock awards are time-based and vest over three years.

Stock Option Grants

The Company grants both time-based and performance-based stock options under the 2005 Plan. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over three years and are earned if the Company meets pre-established performance goals during each year.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity under all plans for Fiscal 2009 follows:

	For the Year Ended January 30, 2010
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(In Years)	(In thousands)

Outstanding — January 31, 2009	14,496,734	$15.25
Granted	3,402,609	$11.34
Exercised(1)	1,463,897	$7.08
Cancelled	1,530,504	$16.70

Outstanding — January 30, 2010	14,904,942	$15.01	3.8	$60,091

Vested and expected to vest — January 30, 2010	14,546,241	$14.99	3.8	$58,809

Exercisable — January 30, 2010	5,031,264	$7.13	2.1	$44,063

(1)	Options exercised during Fiscal 2009 ranged in price from $4.68 to $13.46.

The weighted-average grant date fair value of stock options granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $3.86, $7.16 and $10.64, respectively. The aggregate intrinsic value of options exercised during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $11.7 million, $3.9 million and $22.5 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $7.6 million and $8.0 million, respectively, for Fiscal 2009. Cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $3.8 million and $1.1 million, respectively, for Fiscal 2008. Cash received from the exercise of stock options and the actual tax benefit realized from stock option exercises were $13.2 million and $7.3 million, respectively, for Fiscal 2007.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	January 30,		January 31,		February 2,
Black-Scholes Option Valuation Assumptions	2010		2009		2008

Risk-free interest rates(1)	1.7%		2.5%		4.5%
Dividend yield	3.4%		1.7%		0.9%
Volatility factors of the expected market price of the Company’s common stock(2)	56.9%		44.4%		39.2%
Weighted-average expected term(3)	4.1	years	4.3	years	4.4	years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the years ended January 30, 2010 and January 31, 2009 were determined based on historical experience. The weighted average expected option terms for the year ended February 2, 2008 was determined using a combination of the “simplified method” for plain vanilla options as allowed by ASC 718, and past behavior. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 30, 2010, there was $8.5 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.4 years.

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

The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. Historically, the Company has granted only restricted stock awards that entitled the holders to receive nonforfeitable dividends prior to vesting. Beginning with the Fiscal 2009 restricted stock awards, the Company began to also grant restricted stock unit awards to its employees. The restricted stock unit awards differ from the restricted stock awards in that they do not contain nonforfeitable rights to dividends and are therefore not considered participating securities in accordance with ASC 260-10-45.

A summary of the activity of the Company’s restricted stock is presented in the following tables.

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	For the Year Ended		For the Year Ended
	January 30, 2010		January 30, 2010
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested — January 31, 2009	41,000	$19.97	757,812	$21.26
Granted	1,883	13.28	989,664	9.66
Vested	(41,000)	19.97	—	—
Cancelled	—	—	(757,812)	21.26

Nonvested — January 30, 2010	1,883	$13.28	989,664	$9.66

Performance-Based Restricted
	Time-Based Restricted Stock Units		Stock Units
	For the Year Ended		For the Year Ended
	January 30, 2010		January 30, 2010
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested — January 31, 2009	—	$—	—	$—
Granted	1,855,618	9.79	417,101	9.82
Vested	—	—	—	—
Cancelled	(187,526)	9.66	(10,870)	9.66

Nonvested — January 30, 2010	1,668,092	$9.79	406,231	$9.82

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 30, 2010, there was $2.1 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of one month. The total fair value of restricted stock awards vested during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $0.6 million, $9.6 million and $32.6 million, respectively.

As of January 30, 2010, the Company had 28.4 million shares available for all equity grants.

12.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 1/2 years of age. In addition, full-time employee need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 50% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $7.2 million, $6.3 million and $6.1 million in expense during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, in connection with the Retirement Plan.

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

13.	Income Taxes

The components of income before income taxes were:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

U.S.	$197,948	$244,629	$568,519
Foreign	34,443	52,412	67,862

Total	$232,391	$297,041	$636,381

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 30,	January 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Deferred compensation	$36,018	$21,492
Tax credits	31,756	4,217
Rent	24,498	22,207
Inventories	11,422	14,828
Investment securities	10,677	8,721
Employee compensation and benefits	10,669	3,677
Foreign and state income taxes	7,484	12,984
Temporary impairment of investment securities	3,911	13,446
Other	8,384	10,158

Gross deferred tax assets	144,819	111,730
Valuation allowance	(15,688)	(12,933)

Total deferred tax assets	$129,131	$98,797

Deferred tax liabilities:
Property and equipment	$(37,896)	$(36,641)
Prepaid expenses	(3,774)	(1,708)

Total deferred tax liabilities	$(41,670)	$(38,349)

Total deferred tax assets, net	$87,461	$60,448

Classification in the Consolidated Balance Sheet
Current deferred tax assets	$60,156	$45,447
Noncurrent deferred tax assets	27,305	15,001

Total deferred tax assets	$87,461	$60,448

The net increase in deferred tax assets and liabilities was primarily due to an increase in the deferred tax asset for tax credit carryovers associated with the repatriation of earnings from Canada and an increase in the deferred tax asset for deferred compensation.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes were as follows:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Current:
Federal	$73,095	$69,592	$172,604
Foreign taxes	14,526	16,341	24,030
State	11,948	7,578	27,987

Total current	99,569	93,511	224,621

Deferred:
Federal	(38,810)	21,927	10,306
Foreign taxes	6,513	(340)	(2,077)
State	(3,903)	2,882	3,512

Total deferred	(36,200)	24,469	11,741

Provision for income taxes	$63,369	117,980	$236,362

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2009, Fiscal 2008, and Fiscal 2007 in the amounts of $8.0 million, $1.1 million and $7.3 million, respectively.

During Fiscal 2009 the Company approved and repatriated $91.7 million from its Canadian subsidiaries. The proceeds from the repatriation were used for general corporate purposes. We plan to indefinitely reinvest accumulated earnings of our Canadian subsidiaries outside of the United States to the extent not repatriated in Fiscal 2009. Accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income and withholding taxes offset by foreign tax credits. As of January 30, 2010, the unremitted earnings of our Canadian subsidiaries were $28.0 million.

As of January 30, 2010, the gross amount of unrecognized tax benefits was $31.6 million, of which $23.4 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of January 31, 2009 was $41.1 million, of which $23.1 million would affect the effective income tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Unrecognized tax benefits, beginning of the year balance	$41,080	$42,953	$39,311
Increases in tax positions of prior periods	1,679	205	2,562
Decreases in tax positions of prior periods	(13,471)	(1,705)	(5,026)
Increases in current period tax positions	14,842	4,221	8,057
Settlements	(6,204)	(4,529)	(1,764)
Lapse of statute of limitations	(6,291)	(30)	(187)
Translation adjustment	14	(35)	—

Unrecognized tax benefits, end of the year balance	$31,649	$41,080	$42,953

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized tax benefits decreased by $9.5 million and $1.9 million during Fiscal 2009 and 2008, respectively. The decreases were primarily due to federal and state income tax settlements and statute of limitation lapses. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date over the next twelve months.

The Company records accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $7.0 million and $11.4 million as of January 30, 2010 and January 31, 2009, respectively. During Fiscal 2009, the Company recognized a net benefit of $3.3 million in the provision for income taxes related to the reversal of accrued interest and penalties primarily due to federal and state income tax settlements. An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2008 and 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal income tax returns for the tax years ended July 2006 and July 2007 were completed in November of 2009. Additionally, the previously unagreed item for the tax years ended July 2003 to July 2005 was resolved through a review and agreement with IRS Appeals during Fiscal 2009. Accordingly, all years prior to July 2008 are no longer subject to U.S. federal income tax examinations by tax authorities. During Fiscal 2009, the Company changed its tax year end to a 52/53 week year that ends on the Saturday nearest January 31 from July 31 to conform to its financial statement year end. This change was effective for the tax year ended January 31, 2009. An IRS examination of the July 2008 and January 2009 federal income tax returns is scheduled to begin in the first quarter of Fiscal 2010. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flow. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2003. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company has foreign tax credit carryovers associated with the repatriation of earnings from Canada in the amount of $26.8 million as of January 30, 2010. The foreign tax credit carryovers expire in Fiscal 2019 to the extent not utilized. No valuation allowance has been recorded on the foreign tax credit carryovers because we believe it is more likely than not the foreign tax credits will be utilized prior to expiration.

The Company has been certified to qualify for nonrefundable incentive tax credits in Kansas for additional expenditures related to the Ottawa, Kansas distribution center. As a result, the Company has a deferred tax asset related to Kansas tax credit carryforwards of $5.0 million (net of federal income taxes). These tax credits can be utilized to offset future Kansas income taxes and will generally expire in eight years. The use of these tax credits is dependent upon the level of income tax due to Kansas and the Company meeting certain requirements in future periods. Due to the contingencies related to the future use of these tax credits, we believe it is more likely than not that the full benefit of this asset will not be realized within the carryforward period. Thus, a valuation allowance of $5.0 million (net of federal income taxes) has been recorded as of January 30, 2010. The valuation allowance recorded as of January 31, 2009 was $3.8 million. The Company may earn additional tax credits or change its assessment of the valuation allowance if certain employment and training requirements are met.

During Fiscal 2009 and 2008, the Company recorded a valuation allowance against deferred tax assets arising from the other than temporary impairment or disposition of certain investment securities. The disposition of the investment securities results in a capital loss that can only be utilized to the extent of capital gains. These capital losses are subject to a three year carryback period and a five year carryforward period for tax purposes. The capital losses generally will expire in Fiscal 2014. Due to the contingencies related to the future use of these capital losses, we believe it is more likely than not that the full benefit of this asset will not be realized within the carryforward period. Thus, the Company has recorded a valuation allowance against the deferred tax assets arising from the other than temporary impairment or disposition of these investment securities. The valuation allowance related to these investment securities was $10.7 million and $9.1 million as of January 30, 2010 and January 31, 2009, respectively.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not recorded a valuation allowance on the temporary impairment of the investment securities recorded in other comprehensive income. The Company believes this treatment is consistent with the Company’s intent and ability to hold the debt securities to recovery.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	3	3
Canadian earnings repatriation	(7)	—	—
Tax settlements	(5)	—	—
Valuation allowance on ARS and ARPS impairment	1	3
Tax impact of tax exempt interest	—	(1)	(1)

	27%	40%	37%

14.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2009
	Quarters Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
	(In thousands, except per share amounts)

Net sales	$611,986	$657,596	$748,962	$971,976
Gross profit	220,925	248,833	300,128	388,163
Net income	21,967	28,572	59,159	59,324
Income per common share — basic	0.11	0.14	0.29	0.29
Income per common share — diluted	0.11	0.14	0.28	0.28

	Fiscal 2008
	Quarters Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009
	(In thousands, except per share amounts)

Net sales	$640,302	$688,815	$754,036	$905,713
Gross profit	263,667	289,384	309,412	311,638
Net income	43,895	59,831	42,604	32,731
Income per common share — basic	0.21	0.29	0.21	0.16
Income per common share — diluted	0.21	0.29	0.21	0.16

15.	Subsequent Event

On March 5, 2010, the Company’s Board approved management’s recommendation to proceed with the closure of the M+O brand. The Company notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment.

As a result of this decision, the Company plans to close all 28 stores and cease all online and corporate operations of M+O in Fiscal 2010. The timing of the store closures is dependent on a number of factors that include negotiating third-party agreements, adherence to notification requirements and local laws.

In conjunction with the closing of M+O, the Company expects the Fiscal 2010 cash outflow, net of associated tax benefits, to be approximately $10 million to $40 million. This is comprised of estimated pre-tax charges of approximately $32 million to $77 million, which includes lease-related items of approximately $18 million to $63 million, severance of approximately $10 million and other charges of approximately $4 million. Additionally, the Company estimates approximately $29 million of non-cash, pre-tax impairment charges and inventory write downs. These charges are expected to be recognized primarily over the first half of Fiscal 2010.

The above estimates are preliminary and based on a number of significant assumptions and could change materially.

Refer to Note 2 to the Consolidated Financial Statements for additional information regarding M+O store impairments previously recorded.

The Company has evaluated the existence of subsequent events through the filing date of this Annual Report on Form 10-K.

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

In connection with the preparation of this Annual Report on Form 10-K as of January 30, 2010, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of January 30, 2010.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters, Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010 of American Eagle Outfitters, Inc. and our report dated March 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 26, 2010

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Concerning the Board of Directors” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” and “Information Concerning the Board of Directors” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Information Concerning the Board of Directors” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009
Consolidated Statements of Operations for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008
Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008
Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation, as amended(1)
3.2		Amended and Restated Bylaws(2)
4.1		See Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1 hereof
4.2		See Amended and Restated Bylaws in Exhibit 3.2 hereof
10	.1ˆ	Form of the Registrant’s 1994 Stock Option Plan(3)
10	.2ˆ	Form of Restricted Stock Agreement(4)
10.3		Form of Indemnification Agreement(5)
10	.4ˆ	Employee Stock Purchase Plan(6)
10	.5ˆ	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(7)
10	.6ˆ	Management Incentive Plan(8)
10	.7ˆ	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004(9)
10	.8ˆ	Profit Sharing and 401(k) Plan(10)
10	.9ˆ	Employment Agreement between the Registrant and Roger S. Markfield, dated March 21, 2007(11)
10	.10ˆ	Deferred Compensation Plan, as amended(12)
10	.11ˆ	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005(13)
10	.12ˆ	Form of Director Deferred Compensation Agreement(14)
10	.13ˆ	Restricted Stock Exchange and Deferral Agreement, dated July 12, 2006(15)
10	.14ˆ	Form of 409A Addendum(16)
10	.15ˆ	Form of Long Term Incentive Compensation Plan Confidentiality, non-solicitation, non-competition and Intellectual Property Agreement(17)
10	.16ˆ	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(18)
10	.17ˆ	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(19)
10	.18ˆ	Employment Agreement between the Registrant and Joan Hilson, dated July 18, 2005(20)
10	.19ˆ	Separation Agreement Release — Susan P. McGalla, dated August 27, 2008(21)
10	.20ˆ	Employment Agreement between the Registrant and Roger S. Markfield, dated January 13, 2009(22)
10	.21ˆ	Separation Agreement and Release between the Registrant and Kathy J. Savitt, dated January 20, 2009(23)
10	.22ˆ	2005 Stock Award and Incentive Plan, as amended(24)
10	.23ˆ	Employment Agreement between the Registrant and James V. O’Donnell, as amended, dated January 11, 2010(25)
21*		Subsidiaries
23*		Consent of Independent Registered Public Accounting Firm
24*		Power of Attorney
31	.1*	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31	.2*	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated November 20, 2007, filed November 26, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994 and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(6)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(7)	Previously files as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(8)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders held on May 27, 2003, filed April 14, 2003 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.12 to the Form 10-Q (file no. 000-23760) for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.

(10)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 333-121641), filed December 23, 2004, as amended and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 21, 2007, filed March 26, 2007 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 12, 2006, filed July 18, 2006 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.3 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 20, 2008, filed May 23, 2008 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 18, 2006, filed April 24, 2006 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated August 27, 2008, filed August 29, 2008 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 13, 2009, filed January 15, 2009 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 20, 2009, filed January 23, 2009 and incorporated herein by reference.

(24)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders held on June 16, 2009, filed May 4, 2009 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 11, 2010, filed January 12, 2010 and incorporated herein by reference.

ˆ	Management contract of compensatory plan of arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer

Dated March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 2010.

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