Form 10-Q
period 2010-05-01
AMERICAN EAGLE OUTFITTERS INC
filed 2010-06-09
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 205,421,259 Common Shares were outstanding at June 4, 2010.

AMERICAN EAGLE OUTFITTERS, INC.

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets: May 1, 2010, January 30, 2010 and May 2, 2009	3

Consolidated Statements of Operations and Retained Earnings: 13 weeks ended May 1, 2010 and May 2, 2009	4

Consolidated Statements of Cash Flows: 13 weeks ended May 1, 2010 and May 2, 2009	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	34
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	May 1,	January 30,	May 2,
	2010	2010	2009
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$535,239	$693,960	$418,807
Short-term investments	9,025	4,675	30,525
Merchandise inventory	326,417	326,454	279,233
Accounts receivable	39,637	34,746	62,176
Prepaid expenses and other	90,247	47,039	61,479
Deferred income taxes	45,439	60,156	47,140

Total current assets	1,046,004	1,167,030	899,360

Property and equipment, at cost, net of accumulated depreciation and amortization	677,880	713,142	739,702
Goodwill	11,413	11,210	10,831
Long-term investments	187,490	197,773	232,953
Non-current deferred income taxes	30,135	27,305	9,434
Other assets, net	22,268	21,688	21,017

Total assets	$1,975,190	$2,138,148	$1,913,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143,477	$158,526	$91,671
Notes payable	17,500	30,000	75,000
Accrued compensation and payroll taxes	22,150	55,144	17,520
Accrued rent	66,907	68,866	65,065
Accrued income and other taxes	12,437	20,585	12,567
Unredeemed gift cards and gift certificates	26,866	39,389	27,284
Current portion of deferred lease credits	17,365	17,388	16,056
Other liabilities and accrued expenses	17,350	19,057	19,226

Total current liabilities	324,052	408,955	324,389
Non-current liabilities:
Deferred lease credits	89,504	89,591	101,806
Non-current accrued income taxes	35,163	38,618	33,766
Other non-current liabilities	20,114	22,467	19,866

Total non-current liabilities	144,781	150,676	155,438
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,561, 249,561 and 249,559 shares issued; 205,407, 206,832 and 205,635 shares outstanding, respectively	2,496	2,486	2,486
Contributed capital	534,765	554,399	519,675
Accumulated other comprehensive income	21,056	16,838	448
Retained earnings	1,749,513	1,764,049	1,691,823
Treasury stock, 44,152, 41,737 and 42,931 shares, respectively	(801,473)	(759,255)	(780,962)

Total stockholders’ equity	1,506,357	1,578,517	1,433,470

Total liabilities and stockholders’ equity	$1,975,190	$2,138,148	$1,913,297

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands, except per share amounts)	2010	2009
Net sales	$659,453	$611,986

Cost of sales, including certain buying, occupancy and warehousing expenses	411,019	391,061

Gross profit	248,434	220,925
Selling, general and administrative expenses	181,241	158,692
Loss on impairment of assets	17,980	—
Depreciation and amortization expense	36,156	34,894

Operating income	13,057	27,339
Other income (expense), net	125	(2,308)

Total other-than-temporary impairment losses	514	4,854
Portion of loss recognized in other comprehensive income, before tax	(514)	(4,854)

Net impairment loss recognized in earnings	—	—

Income before income taxes	13,182	25,031
Provision for income taxes	2,260	3,064

Net income	$10,922	$21,967

Basic income per common share	$0.05	$0.11
Diluted income per common share	$0.05	$0.11
Cash dividends per common share	$0.10	$0.10

Weighted average common shares outstanding — basic	207,718	205,408
Weighted average common shares outstanding — diluted	210,285	207,286

Retained earnings, beginning	$1,764,049	$1,694,161
Net income	10,922	21,967
Cash dividends and dividend equivalents	(21,083)	(20,828)
Reissuance of treasury stock	(4,375)	(3,477)

Retained earnings, ending	$1,749,513	$1,691,823

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2010	2009
Operating activities:
Net income	$10,922	$21,967
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	37,756	35,410
Share-based compensation	12,246	5,550
Provision for deferred income taxes	11,594	(2,192)
Tax benefit from share-based payments	13,942	592
Excess tax benefit from share-based payments	(4,023)	(87)
Foreign currency transaction (gain) loss	(113)	869
Loss on impairment of assets	17,980	—
Realized loss on sale of investment securities	225	2,749
Changes in assets and liabilities:
Merchandise inventory	1,382	16,560
Accounts and note receivable	(4,804)	(20,604)
Prepaid expenses and other	(43,000)	(1,635)
Other assets, net	(341)	658
Accounts payable	(14,028)	(58,683)
Unredeemed gift cards and gift certificates	(12,705)	(15,115)
Deferred lease credits	(428)	15,508
Accrued compensation and payroll taxes	(33,094)	(11,929)
Accrued income and other taxes	(11,730)	110
Accrued liabilities	(6,659)	(3,892)

Total adjustments	(35,800)	(36,131)

Net cash used for operating activities	(24,878)	(14,164)
Investing activities:
Capital expenditures	(19,077)	(34,875)
Sale of available-for-sale securities	6,850	11,537
Other investing activities	(394)	(430)

Net cash used for by investing activities	(12,621)	(23,768)
Financing activities:
Payments on capital leases	(563)	(466)
Partial repayment of notes payable	(12,500)	—
Repurchase of common stock as part of publicly announced programs	(71,809)	—
Repurchase of common stock from employees	(17,946)	(178)
Net proceeds from stock options exercised	3,610	2,308
Excess tax benefit from share-based payments	4,023	87
Cash used to net settle equity awards	(6,434)	—
Cash dividends paid	(20,906)	(20,639)

Net cash used for financing activities	(122,525)	(18,888)

Effect of exchange rates changes on cash	1,303	2,285

Net decrease in cash and cash equivalents	(158,721)	(54,535)
Cash and cash equivalents — beginning of period	693,960	473,342

Cash and cash equivalents — end of period	$535,239	$418,807

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$28,276	$4,705
Cash paid during the period for interest	$161	$477
Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 1, 2010 and May 2, 2009 and for the 13 week periods ended May 1, 2010 and May 2, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2009 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At May 1, 2010, the Company operated in one reportable segment.
Fiscal Year
The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2011” and “Fiscal 2010” refer to the 52 week periods ending January 28, 2012 and January, 29, 2011, respectively. “Fiscal 2009” and “Fiscal 2008” refer to the 52 week periods ended January 30, 2010 and January 31, 2009, respectively.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of our contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) approved the consensus on Emerging Issues Task Force (“EITF”) 08-1, Revenue Arrangements with Multiple Deliverables, primarily codified under Accounting Standards Codification (“ASC”) 605, Revenue Recognition, as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its Consolidated Financial Statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for the Company on January 30, 2011. The adoption of ASU 2010-06 did not have a material impact, and is not expected to have a material impact, on the disclosures within the Company’s Consolidated Financial Statements.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income/expense, foreign currency transaction gain/loss and realized investment losses.
Other-than-Temporary Impairment
The Company evaluates its investments for impairment in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, the Company adopted ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“ASC 320-10-65”), which modifies the requirements for recognizing other-than-temporary impairment (“OTTI”) and changes the impairment model for debt securities. In addition, ASC 320-10-65 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss recognized in earnings during either the 13 weeks ended May 1, 2010 or May 2, 2009.
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding net impairment losses recognized in earnings.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of May 1, 2010, short-term investments included auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months, based on notice from the issuer.
As of May 1, 2010, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS classified as available-for-sale that have experienced failed auctions or have long-term auction resets. The remaining contractual maturities of our long-term investments are 14 months to 38 years. The weighted average contractual maturity for our long-term investments is approximately 26 years.
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
The Company evaluates its income tax positions in accordance with ASC 740 which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.
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
During the 13 weeks ended May 1, 2010, the Company recorded asset impairment charges of $18.0 million related to the impairment of MARTIN+OSA (“M+O”) stores. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them.
Goodwill
As of May 1, 2010, the Company had approximately $11.4 million of goodwill compared to $11.2 million as of January 30, 2010. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, Intangibles- Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2010. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Gift Cards
The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended May 1, 2010 and May 2, 2009, the Company recorded $1.0 million and $1.7 million, respectively, of revenue related to gift card breakage.
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
Through December 31, 2009, the Company offered its customers the AE All-Access Pass (the “Pass”), a customer loyalty program. On January 1, 2010, the Company replaced the Pass, with the AEREWARD$sm Loyalty Program (the “Program”). Under either loyalty program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company determined that rewards earned using the Pass and the Program should be accounted for in accordance with ASC 605-25. Accordingly, the portion of the sales revenue attributed to the award credits is deferred and recognized when the awards are redeemed or expire.
Stock Repurchases
During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. The Company repurchased 18.7 million shares during Fiscal 2007 and the authorization related to 11.3 million shares expired in Fiscal 2009. The Company repurchased 4.0 million shares as part of its publicly announced repurchase programs during the 13 weeks ended May 1, 2010 for approximately $71.8 million, at a weighted average price of $17.95 per share. As of May 1, 2010, the Company had 26.0 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. The authorization relating to the 26.0 million shares remaining under the program expires at the end of Fiscal 2010.
During the 13 weeks ended May 1, 2010 and May 2, 2009, the Company repurchased approximately 1.0 million and 12,800 shares, respectively, from certain employees at market prices totaling $17.9 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).
The aforementioned share repurchases have been recorded as treasury stock.
Refer to Note 13 to the Consolidated Financial Statements for a subsequent event related to stock repurchases as part of the Company’s publicly announced repurchase programs.
Segment Information
In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified four operating segments (American Eagle Brand US and Canadian stores, aerie by American Eagle retail stores, M+O retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.
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

	May 1,	January 30,	May 2,
(In thousands)	2010	2010	2009
Cash and cash equivalents:
Cash	$116,190	$144,391	$49,462
Commercial paper	—	25,420	—
Treasury bills	132,296	119,988	70,000
Money-market	286,753	404,161	299,345

Total cash and cash equivalents	$535,239	$693,960	$418,807
Short-term investments:
Student-loan backed ARS	$—	$400	$30,525
State and local government ARS	9,025	4,275	—

Total short-term investments	$9,025	$4,675	$30,525
Long-term investments:
Student-loan backed ARS	$148,874	$149,031	$150,807
State and local government ARS	25,167	35,969	70,278
Auction rate preferred securities	13,449	12,773	11,868

Total long-term investments	$187,490	$197,773	$232,953

Total	$731,754	$896,408	$682,285

Proceeds from the sale of available-for-sale securities were $6.9 million and $11.5 million for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively. There were no purchases of available-for-sale securities during the 13 weeks ended May 1, 2010 or May 2, 2009.
The following table presents the unrealized losses and fair value of available-for-sale securities for which OTTI has not been recognized in earnings and the length of time that the securities were in a continuous unrealized loss position.

			Greater Than or
	Less Than 12 Months		Equal to 12 Months
	Gross Unrealized		Gross Unrealized
(In thousands)	Holding Losses	Fair Value	Holding Losses	Fair Value

May 1, 2010
Student-loan backed ARS	$(985)	$4,486	$(7,341)	$55,188
State and local government ARS	(108)	5,381	(125)	11,037
Auction rate preferred securities	—	—	(611)	13,449

Total (1)	$(1,093)	$9,867	$(8,077)	$79,674

May 2, 2009
Student-loan backed ARS	$(13,406)	$108,110	$(2,187)	$42,697
State and local government ARS	(93)	2,299	(230)	29,579
Auction rate preferred securities	(2,727)	10,337	(404)	1,531

Total (1)	$(16,226)	$120,746	$(2,821)	$73,807

(1)	Fair value excludes $107.0 million as of May 1, 2010 and $68.9 million as of May 2, 2009 of securities whose fair value approximates par. Additionally, as of May 1, 2010, fair value shown above includes ($0.9) million of OTTI that has been previously recognized in earnings.
As of May 1, 2010, the Company had a total of $731.8 million in cash and cash equivalents, short-term and long-term investments, which included $196.5 million of investments in ARS and auction rate preferred securities (“ARPS”), net of $9.2 million ($5.7 million, net of tax) of impairment included in OCI and $0.9 million of impairment previously recognized in earnings. Our investment portfolio consisted of the following:

	No. of		Cumulative Unrealized	Cumulative Losses	Carrying Value as of
(in thousands, except no. of issues amount)	issues	Par Value	Losses Recognized in OCI	Recognized in Earnings	May 1, 2010

Auction rate securities (“ARS”):
Closed-end municipal fund ARS	5	$15,250	$—	$—	$15,250
Municipal Bond ARS	4	19,175	(233)	—	18,942
Auction rate preferred securities	2	15,000	(611)	(940)	13,449
Federally-insured student loan ARS	16	147,200	(6,525)	—	140,675
Private-insured student loan ARS	1	10,000	(1,801)	—	8,199

Total Auction rate securities	28	$206,625	$(9,170)	$(940)	$196,515
For its available-for-sale securities, the Company does not have the intention to sell and does not believe that it is more likely than not that it will be required to liquidate these investments prior to successful auctions or redemptions at par plus accrued interest. The Company generally believes that the current illiquidity and impairment of these investments is temporary and related to factors other than credit losses. However, OTTI of $0.9 million has been recognized in earnings during Fiscal 2009, related to a credit loss on an auction rate preferred security. In addition, the Company believes that the current lack of liquidity relating to ARS and ARPS investments will have no impact on its ability to fund its ongoing operations and growth initiatives.
The Company continues to monitor the market for ARS and ARPS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment.
Lehman Brothers Holding, Inc. (“Lehman”) acted as the broker and auction agent for all of the Company’s ARPS. Lehman filed for Chapter 11 bankruptcy protection during September 2008, resulting in the dissolution of the investment trusts for most of the Company’s ARPS. As a result, the Company received 760,000 preferred shares in Fiscal 2008 and an additional 576,000 preferred shares during the 13 weeks ended May 2, 2009. During the 13 weeks ended May 2, 2009, the Company liquidated all 1.3 million shares for $7.8 million and recorded an incremental loss of $2.7 million in other income (expense), net. The total realized loss on the sale of these securities was $25.6 million, of which $22.9 million was recorded as OTTI in Fiscal 2008.

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
As of May 1, 2010 and May 2, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.
In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 1, 2010 and May 2, 2009:

	Fair Value Measurements at May 1, 2010
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of May 1,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$116,190	$116,190	$—	$—
Treasury bills	132,296	132,296	—	—
Money-market	286,753	286,753	—	—

Total cash and cash equivalents	$535,239	$535,239	$—	$—
Short-term Investments
State and local government ARS	$9,025	$—	$—	$9,025

Total Short-term Investments	$9,025	$—	$—	$9,025
Long-term Investments
Student-loan backed ARS	$148,874	$—	$—	$148,874
State and local government ARS	25,167	—	—	25,167
Auction rate preferred securities	13,449	—	—	13,449

Total Long-term Investments	$187,490	$—	$—	$187,490

Total	$731,754	$535,239	$—	$196,515

Percent to Total	100.0%	73.1%	0.0%	26.9%

	Fair Value Measurements at May 2, 2009
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of May 2,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$49,462	$49,462	$—	$—
Treasury bills	70,000	70,000	—	—
Money-market	299,345	299,345	—	—

Total cash and cash equivalents	$418,807	$418,807	$—	$—
Short-term Investments
Student-loan backed ARS	$30,525	$—	$30,525	$—

Total Short-term Investments	$30,525	$—	$30,525	$—

Long-term Investments
Student-loan backed ARS	$150,807	$—	$—	$150,807
State and local government ARS	70,278	—	—	70,278
Auction rate preferred securities	11,868	—	—	11,868

Total Long-term Investments	$232,953	$—	$—	$232,953

Total	$682,285	$418,807	$30,525	$232,953

Percent to Total	100.0%	61.4%	4.5%	34.1%
The Company uses a discounted cash flow model to value its Level 3 investments. For May 1, 2010, the assumptions in the Company’s model included different recovery periods, ranging from two months to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.2% to 5.0%, and illiquidity, ranging from 0.3% to 4.0%. For May 2, 2009, the assumptions in the Company’s model included different recovery periods, ranging from 13 months to 11 years, depending on the type of security and varying discount factors for yield, ranging from 1.1% to 16.4%, and illiquidity, ranging from 0.0% to 1.0%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.
As a result of the discounted cash flow analysis, for the 13 weeks ended May 1, 2010, the Company recognized a net recovery of $1.1 million ($0.7 million, net of tax), which reduced the total cumulative impairment recognized in OCI as of May 1, 2010 to $9.2 million ($5.7 million, net of tax) from $10.3 million ($6.4 million, net of tax) at the end of Fiscal 2009. The reversal of temporary impairment was primarily driven by favorable changes in the discount rate. These amounts were recorded in OCI and resulted in an increase in the investments’ estimated fair values. No net impairment loss was recorded in earnings during the 13 weeks ended May 1, 2010.
The following table presents a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings:

13 Weeks Ended
(In thousands)	May 1, 2010
Beginning balance of credit losses previously recognized in earnings	$940
Year-to-date OTTI credit losses recognized in earnings	—

Ending balance of cumulative credit losses recognized in earnings	$940

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities
Carrying Value at January 30, 2010	$202,448	$40,244	$149,431	$12,773
Settlements	(7,075)	(6,275)	(800)	—
Gains:
Reported in OCI	1,142	223	243	676

Balance at May 1, 2010	$196,515	$34,192	$148,874	$13,449

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(3,775)	—	(3,775)	—
Transfer out of Level 3 (1)	(30,525)	—	(30,525)	—
Gains:
Reported in OCI	16,246	308	15,853	85

Balance at May 2, 2009	$232,953	$70,278	$150,807	$11,868

(1)	Transfers out of Level 3 and into Level 2 represent securities called at par subsequent to the 13 weeks ended May 2, 2009.
Non-Financial Assets
The Company’s non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 30, 2010, the Company concluded that its goodwill was not impaired. During the 13 weeks ended May 1, 2010, there were no triggering events that prompted an asset impairment test of the Company’s goodwill.
Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Based on the decision to close all M+O stores in Fiscal 2010, the Company determined that the M+O stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. Therefore, during the 13 weeks ended May 1, 2010, the M+O stores not previously impaired were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. The fair value of those stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the exit and disposal activities related to M+O.
5. Earnings per Share
ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share (“ASC 260”). Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005

Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. For the 13 weeks ended May 1, 2010 and May 2, 2009, the application of ASC 260-10-45 resulted in no change to basic EPS or diluted EPS.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	May 1,	May 2,
(In thousands, except per share amounts)	2010	2009
Weighted average common shares outstanding:
Basic number of common shares outstanding	207,718	205,408
Dilutive effect of stock options and non-vested restricted stock	2,567	1,878

Dilutive number of common shares outstanding	210,285	207,286

Basic net income per common share
Net income	$10,922	$21,967
Less: Income allocated to participating securities	161	9

Net income available to common shareholders	$10,761	$21,958

Basic net income per common share	$0.05	$0.11

Dilutive net income per common share
Net income	$10,922	$21,967
Less: Income allocated to participating securities	161	9

Net income available to common shareholders	$10,761	$21,958

Dilutive net income per common share	$0.05	$0.11

Equity awards to purchase approximately 7.2 million and 8.4 million shares of common stock during the 13 weeks ended May 1, 2010 and May 2, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
For the 13 weeks ended May 1, 2010 and May 2, 2009, respectively, approximately 0.5 million and 1.1 million shares of performance-based restricted stock and restricted stock units were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively, there were approximately 0.3 million and 1.2 million shares of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
6. Property and Equipment
Property and equipment consists of the following:

	May 1,	January 30,	May 2,
(In thousands)	2010	2010	2009
Property and equipment, at cost	$1,385,071	$1,394,806	$1,327,334
Less: Accumulated depreciation and amortization	(707,191)	(681,664)	(587,632)

Net property and equipment	$677,880	$713,142	$739,702

7. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $325.0 million United States Dollars (“USD”) and $25.0 million Canadian dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $100.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $25.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion. The $100.0 million USD of demand line credit is comprised of two facilities each with $50.0 million

USD of borrowing capacity. The expiration dates of the two demand line facilities are April 20, 2011 and May 22, 2010. The $25.0 million CAD of demand line credit was established during Fiscal 2009 and is provided at the discretion of the lender.
As of May 1, 2010, the Company had outstanding demand letters of credit of $50.7 million USD and demand line borrowings of $17.5 million USD. During the 13 weeks ended May 1, 2010, the Company made a voluntary partial repayment of $12.5 million on its demand line borrowings. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines was 2.0% and the Company has incorporated the outstanding demand line borrowings into working capital.
Refer to Note 13 to the Consolidated Financial Statements for subsequent events related to the Company’s credit facilities.
8. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2010	2009
Net income	$10,922	$21,967
Other comprehensive income:
Temporary impairment reversal related to auction-rate securities, net of tax (1)	695	10,056
Foreign currency translation adjustment	3,523	4,781

Other comprehensive income:	4,218	14,837

Total comprehensive income	$15,140	$36,804

(1)	Amounts are shown net of tax of ($0.4) million and ($6.2) million for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively.
9. Share-Based Compensation
The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.
Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 1, 2010 and May 2, 2009 was $12.2 million ($7.5 million, net of tax) and $5.6 million ($3.4 million, net of tax), respectively.
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

A summary of the Company’s stock option activity for the 13 weeks ended May 1, 2010 follows:

	13 Weeks Ended
	May 1, 2010
			Weighted-Average
			Remaining	Aggregate
		Weighted- Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — January 30, 2010	14,904,942	$15.01
Granted	1,242,656	$17.45
Exercised (1)	906,992	$7.87
Cancelled	1,830,537	$12.60

Outstanding — May 1, 2010	13,410,069	$16.01	4.4	$47,584

Vested and expected to vest — May 1, 2010	13,128,317	$16.04	4.3	$46,660

Exercisable — May 1, 2010	3,892,694	$7.55	2.9	$36,043

(1)	Options exercised during the 13 weeks ended May 1, 2010 had exercise prices ranging from $4.68 to $17.51.
The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 1, 2010 and May 2, 2009 was $5.31 and $3.58, respectively. The aggregate intrinsic value of options exercised during the 13 weeks ended May 1, 2010 and May 2, 2009 was $9.3 million and $1.7 million, respectively.
Cash received from the exercise of stock options was $3.6 million for the 13 weeks ended May 1, 2010 and $2.3 million for the 13 weeks ended May 2, 2009. The actual tax benefit realized from stock option exercises totaled $13.9 million for the 13 weeks ended May 1, 2010 and $0.6 million for the 13 weeks ended May 2, 2009.
The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
	May 1,	May 2,
Black-Scholes Option Valuation Assumptions	2010	2009
Risk-free interest rate (1)	2.3%	1.7%
Dividend yield	2.1%	3.9%
Volatility factor (2)	40.2%	62.1%
Weighted-average expected term (3)	4.5 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding, based on historical experience.

(4)	Based upon historical experience.
As of May 1, 2010, there was $9.8 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Grants
Time-based restricted stock awards include two types of awards; time-based restricted stock and time-based restricted stock units. Time-based restricted stock awards vest over three years and participate in nonforfeitable dividends. Time-based restricted stock units vest over three years; however, they may be accelerated to vest over one year if the Company meets pre-established performance goals in the year of grant. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

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
The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. The Company grants to its employees both restricted stock awards, which entitles the holders to receive nonforfeitable dividends prior to vesting, and restricted stock unit awards. The restricted stock unit awards differ from the restricted stock awards in that they do not contain nonforfeitable rights to dividends and are therefore not considered participating securities in accordance with ASC 260-10-45.
A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	13 Weeks Ended		13 Weeks Ended
	May 1, 2010		May 1, 2010
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 30, 2010	1,883	$13.28	989,664	$9.66
Granted	—	—	—	—
Vested	—	—	(989,664)	9.66
Cancelled	—	—	—	—

Nonvested — May 1, 2010	1,883	$13.28	—	—

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	May 1, 2010		May 1, 2010
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 30, 2010	1,668,092	$9.79	406,231	$9.82
Granted	1,083,523	17.49	299,271	17.47
Vested	(1,650,077)	9.79	—	—
Cancelled	(24,433)	11.71	(69,993)	10.33

Nonvested — May 1, 2010	1,077,105	$17.49	635,509	$13.37
As of May 1, 2010, there was $17.9 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.
As of May 1, 2010, the Company had 24.9 million shares available for all equity grants.
10. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarter events. The effective income tax rate based on actual operating results for the 13 weeks ended May 1, 2010 was 17.1% compared to 12.2% for the 13 weeks ended May 2, 2009. The increase in the effective income tax rate for the 13 weeks ended May 1, 2010 was primarily due to changes in the level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by $2.9 million and $9.0 million during the 13 weeks ended May 1, 2010 and May 2, 2009, respectively, primarily due to federal and state income tax settlements and other changes in income tax reserves. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.

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
12. Exit and Disposal Activities
On March 5, 2010, the Company’s Board of Directors approved management’s recommendation to proceed with the closure of the M+O brand. The Company notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment.
As a result of this decision, the Company plans to close all 28 stores and cease all online and corporate operations of M+O in Fiscal 2010. The timing of the store closures is dependent on a number of factors that include negotiating third-party agreements, adherence to notification requirements and local laws.
Including amounts recognized during the 13 weeks ended May 1, 2010, the Company continues to expect the total Fiscal 2010 cash outflow, net of associated tax benefits, to be approximately $10 million to $40 million. This is comprised of estimated pre-tax charges of approximately $32 million to $77 million, which includes lease-related items of approximately $18 million to $63 million, severance of approximately $10 million and other charges of approximately $4 million. Additionally, the Company estimates approximately $29 million of non-cash, pre-tax impairment charges and inventory write downs. The above estimates are preliminary and based on a number of significant assumptions and could change materially.
Costs associated with exit or disposal activities are recorded when incurred. A summary of the pre-tax expenses recognized in the Consolidated Income Statement for the 13 weeks ended May 1, 2010 is as follows:

13 Weeks Ended
May 1,
(In thousands)	2010
Non-cash charges
Asset impairments (1)	$17,980
Cash charges
Inventory charges (2)	2,422
Severence charges (3)	5,361

Total charges	$25,763

(1)	Asset impairments of $18.0 million were recorded in Loss on Impairment of Assets within the Consolidated Statements of Operations for the 13 weeks ended May 1, 2010.

(2)	Inventory charges of $2.4 million were recorded in Cost of Sales within the Consolidated Statements of Operations for the 13 weeks ended May 1, 2010.

(3)	Severance charges of $5.4 million were recorded in Selling, General and Administrative Expenses within the Consolidated Statements of Operations for the 13 weeks ended May 1, 2010.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

May 1,
(In thousands)	2010
Accrued liability as of January 30, 2010	$—
Add: Costs incurred, excluding non-cash charges	7,783
Less: Cash payments	(4,209)

Accrued liability as of May 1, 2010 (1)	$3,574

(1)	Accrued liability at May 1, 2010 consists of $2.4 million of severance and employee related charges recorded as a current liability in Accrued Compensation and Payroll Taxes and $1.2 million of inventory charges recorded within Accounts Payable.
13. Subsequent Events
Subsequent to May 1, 2010, the Company voluntarily reduced its outstanding demand line borrowings by $17.5 million. As a result, the Company had no outstanding demand line borrowings as of May 6, 2010.
Additionally, subsequent to May 1, 2010, the Company amended one of its $50 million USD demand line credit facilities and its $25 million USD credit facility that could be used for either letters of credit or demand line borrowings at the Company’s discretion. Under the amendment, the Company consolidated the two credit facilities and may now borrow a total of $60 million USD which can be used for either letters of credit or demand line borrowings at the Company’s discretion. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any potential future borrowings is subject to acceptance by the financial institution. The expiration date of this demand line credit facility is May 22, 2011. As of the filing date of this Quarterly Report on Form 10-Q, the Company has $8.0 million of letters of credit outstanding against this credit facility.
Also subsequent to May 1, 2010, the Company repurchased 1.9 million shares as part of its publicly announced repurchase programs for approximately $23.7 million, at a weighted average price of $12.16 per share. As of the filing date of this Quarterly Report on Form 10-Q, the cumulative Fiscal 2010 share repurchases were 5.9 million shares for approximately $95.5 million, leaving 24.1 million shares authorized for repurchase.
The Company has evaluated the existence of subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the 13 week periods ended May 1, 2010 and May 2, 2009, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of May 1, 2010 and May 2, 2009, and the related consolidated statements of operations and retained earnings and the consolidated statements of cash flows for the 13 week periods ended May 1, 2010 and May 2, 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 30, 2010, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the year then ended not presented herein, and in our report dated March 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
June 9, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2009 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2009 Annual Report on Form 10-K.
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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of 14 new American Eagle stores, nine new aerie stores, and seven new 77kids stores in the United States and Canada during Fiscal 2010;

•	the selection of approximately 25 to 35 American Eagle stores in the United States and Canada for remodeling during Fiscal 2010;

•	the planned closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2010;

•	the planned closure of all 28 MARTIN+OSA (“M+O”) stores and cessation of all online and corporate operations for the brand in Fiscal 2010;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle stores and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions, internally developing additional new brands, and/or engaging in future franchise agreements;

•	the possibility that we may be required to take additional temporary or other-than-temporary impairment charges relating to our investment securities;

•	the possibility that our credit facilities may not be available for future borrowings; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.
We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2009 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.
Key Performance Indicators
Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:
Comparable store sales - Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle, aerie, and M+O stores are included in comparable stores sales. Sales from AEO Direct are not included in comparable store sales.
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
Results of Operations
The following discussion reflects our consolidated operations including the results of MARTIN+OSA for both periods presented. Refer to the “Impact of MARTIN+OSA” caption below.
Net sales for the 13 weeks ended May 1, 2010 increased 8% to $659.5 million, an increase of $47.5 million compared to $612.0 million for the 13 weeks ended May 2, 2009. Comparable store sales for the 13 weeks ended May 1, 2010 increased 5%. The AE brand continued to gain momentum, with both women’s and men’s posting positive comparable store sales. Further, we effectively capitalized on store traffic, delivering a higher conversion rate in the first quarter. Merchandise margin improved by 110 basis points, primarily due to lower merchandise markdowns.
Operating income for the 13 weeks ended May 1, 2010 was $13.1 million compared to $27.3 million last year. Operating income as a rate to sales was 2.0% for the 13 weeks ended May 1, 2010 compared to 4.5% for the 13 weeks ended May 2, 2009. Net income for the 13 weeks ended May 1, 2010 was $10.9 million compared to $22.0 million for the 13 weeks ended May 2, 2009. Net income per diluted share decreased 55% to $0.05 compared to $0.11 last year.
The declines in operating income, net income and net income per diluted share during the 13 weeks ended May 1, 2010 compared to May 2, 2009 are primarily related to the impact of the M+O wind down. The net loss for M+O for 13 weeks ended May 1, 2010 was $24.9 million, or $0.12 per diluted share, compared to $7.1 million, or $0.03 per diluted share, for the 13 weeks ended May 2, 2009. Refer to the “Impact of MARTIN+OSA” caption below.
We had $731.8 million in cash and cash equivalents, short-term and long-term investments as of May 1, 2010. This included $196.5 million of investments in auction rate securities (“ARS”), net of impairment.
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.3	63.9

Gross profit	37.7	36.1
Selling, general and administrative expenses	27.5	25.9
Loss on impairment of assets	2.7	—
Depreciation and amortization expense	5.5	5.7

Operating income	2.0	4.5
Other income (expense), net	—	(0.4)
Net impairment loss recognized in earnings	—	—

Income before income taxes	2.0	4.1
Provision for income taxes	0.3	0.5

Net Income	1.7%	3.6%

The following table shows our consolidated store data for the 13 weeks ended May 1, 2010 and May 2, 2009.

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
Number of stores:
Beginning of period	1,103	1,098
Opened	7	18
Closed	(5)	(6)

End of Period	1,105	1,110

Total gross square feet at end of period	6,430,223	6,406,703

Our operations are conducted in one reportable segment, which includes 938 U.S. and Canadian AE retail stores, 139 aerie stand-alone retail stores, 28 M+O stores and AEO Direct.
Comparison of the 13 weeks ended May 1, 2010 to the 13 weeks ended May 2, 2009
The following discussion reflects our consolidated operations including the results of MARTIN+OSA for both periods presented. Refer to the “Impact of MARTIN+OSA” caption below.
Net Sales
Net sales for the 13 weeks ended May 1, 2010 increased 8% to $659.5 million compared to $612.0 million for the 13 weeks ended May 2, 2009. Included in these sales were total net sales for M+O of $11.0 million for the 13 weeks ended May 1, 2010, compared to $10.3 million for the 13 weeks ended May 2, 2009.
The increase in net sales resulted primarily from a 5% increase in comparable store sales and an increase in gross square feet due to new and remodeled stores. Within the AE Brand, increased comparable sales were due primarily to strong on-trend assortments that drove a higher conversion rate and an increase in the average dollar sale. Within the AE Brand, comparable store sales increased in the mid-single and low-single digits in the women’s business and men’s business, respectively.
Refer to the “Impact of MARTIN+OSA” caption below.

Gross Profit
Gross profit for the 13 weeks ended May 1, 2010 increased 12% to $248.4 million, or 37.7% as a rate to net sales, compared to $220.9 million, or 36.1% as a rate to net sales last year. Included in gross profit for the 13 weeks ended May 1, 2010 was a loss for M+O of $9.3 million, which includes $2.4 million of inventory related charges, compared to a loss for M+O of $2.7 million last year.
Merchandise margin improved by 110 basis points, primarily due to lower merchandise markdowns. Buying, occupancy and warehousing costs improved by 50 basis points, due primarily to an improvement in rent as a percent to net sales.
There was $4.0 million of share-based payment expense for the 13 weeks ended May 1, 2010, consisting of both performance and time-based rewards, included in gross profit for the period compared to $2.3 million for the 13 weeks ended May 2, 2009.
Refer to the “Impact of MARTIN+OSA” caption below.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the 13 weeks ended May 1, 2010, increased approximately 14% to $181.2 million from $158.7 million and increased 160 basis points, as a percent to sales, to 27.5% from 25.9% last year. Included within selling, general and administrative expenses for the 13 weeks ended May 1, 2010 was $12.6 million of expenses related to the M+O wind down, which includes $5.4 million of severance and employee related expenses. This compares to selling, general and administrative expenses for M+O of $6.9 million last year.
The increase in selling, general and administrative expenses is due to the impact of M+O and higher compensation costs, including the timing of executive equity grants and incentive accruals.
There was $8.2 million of share-based payment expense, consisting of both performance and time-based rewards, included in selling, general and administrative expenses compared to $3.3 million last year.
Refer to the “Impact of MARTIN+OSA” caption below.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales decreased to 5.5% for the 13 weeks ended May 1, 2010 compared to 5.7% for the corresponding period last year as a result of the impact of the positive comparable store sales. Depreciation and amortization expense increased to $36.2 million compared to $34.9 million last year. The increase in expense is primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers and other home office projects.
Loss on Impairment of Assets
Loss on impairment of assets for the 13 weeks ended May 1, 2010 was $18.0 million, or 2.7% as a rate to net sales. This impairment relates to the M+O stores not previously impaired. There was no loss on impairment of assets recorded during the 13 weeks ended May 2, 2009.
Refer to the “Impact of MARTIN+OSA” caption below.
Other Income (Expense), Net
Other income (expense), net was $0.1 million for the 13 weeks ended May 1, 2010 compared to ($2.3) million for the 13 weeks ended May 2, 2009, primarily due to a realized loss on the sale of preferred securities last year.

Provision for Income Taxes
The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended May 1, 2010 was 17.1% compared to 12.2% for the 13 weeks ended May 2, 2009. The increase in the effective income tax rate for the 13 weeks ended May 1, 2010 was primarily due to changes in the level of income before income taxes in conjunction with federal and state income tax settlements and other changes in income tax reserves.
Net Income
Net income decreased to $10.9 million, or 1.7% as a percent to net sales, from $22.0 million, or 3.6% as a percent to net sales last year. Net income per diluted share decreased to $0.05 from $0.11 in the prior year. The decreases are attributable to the factors noted above including the impact of M+O. Refer to the “Impact of MARTIN+OSA” caption below.
Impact of MARTIN+OSA
The pre-tax loss from operations for M+O for 13 weeks ended May 1, 2010 increased $29.0 million to $40.5 million, compared to $11.5 million for the 13 weeks ended May 2, 2009. The increase is primarily due to pre-tax charges associated with the decision to close the M+O brand and the loss from operations for the 13 weeks ended May 1, 2010. The pre-tax charges consisted of $18.0 million of loss on impairment of assets related to the impairment of M+O stores, $5.4 million of severance and employee related charges recorded within selling, general and administrative expenses and $2.4 million of inventory charges recorded in cost of sales. The loss for M+O for the 13 weeks ended May 1, 2010 was $24.9 million, net of tax, or $0.12 per diluted share, compared to $7.1 million, net of tax, or $0.03 per diluted share, for the 13 weeks ended May 2, 2009.
We continue to expect the Fiscal 2010 cash outflow, net of associated tax benefits, to be approximately $10 million to $40 million. This is comprised of estimated pre-tax charges of approximately $32 million to $77 million, which includes lease-related items of approximately $18 million to $63 million, severance of approximately $10 million and other charges of approximately $4 million. Additionally, we estimate approximately $29 million of non-cash, pre-tax impairment charges and inventory write downs. The above estimates are preliminary and based on a number of significant assumptions and could change materially.
Impact of Current Market Conditions
Our sales performance for the 13 weeks ended May 1, 2010 reflected, in part, the current consumer climate and promotional sales environment across the retail sector. We believe that the economy and credit market uncertainty have negatively impacted consumer confidence and spending.
International Expansion
In Fiscal 2009, we entered into an international franchise development agreement with Alshaya Trading Co., to open a series of American Eagle stores throughout the Middle East over the next several years. The first two franchised stores opened during the 13 weeks ended May 1, 2010 in Dubai and Kuwait City. This franchise arrangement does not involve a capital investment from AEO and requires minimal operational involvement.
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
As of May 1, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction rate securities (“ARS”) and auction rate preferred securities.
In accordance with ASC 820, the following table represents our fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 1, 2010:

	Fair Value Measurements at May 1, 2010
		Quoted Market
		Prices in Active		Significant
	Carrying Amount	Markets for	Significant Other	Unobservable
	as of May 1,	Identical Assets	Observable Inputs	Inputs
(In thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$116,190	$116,190	$—	$—
Treasury bills	132,296	132,296	—	—
Money-market	286,753	286,753	—	—

Total cash and cash equivalents	$535,239	$535,239	$—	$—
Short-term Investments
State and local government ARS	$9,025	$—	$—	$9,025

Total Short-term Investments	$9,025	$—	$—	$9,025
Long-term Investments
Student-loan backed ARS	$148,874	$—	$—	$148,874
State and local government ARS	25,167	—	—	25,167
Auction rate preferred securities	13,449	—	—	13,449

Total Long-term Investments	$187,490	$—	$—	$187,490

Total	$731,754	$535,239	$—	$196,515

Percent to Total	100.0%	73.1%	0.0%	26.9%
We use a discounted cash flow model to value our Level 3 investments. The assumptions in our model included different recovery periods, ranging from two months to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.2% to 5.0%, and illiquidity, ranging from 0.3% to 4.0%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in ARS by approximately $0.9 million. An increase to the discount rate and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $5.2 million.
As a result of the discounted cash flow analysis, for the 13 weeks ended May 1, 2010, we recognized a net recovery of $1.1 million ($0.7 million, net of tax), which reduced the total cumulative impairment recognized in OCI as of May 1, 2010 to $9.2 million ($5.7 million, net of tax) from $10.3 million ($6.4 million, net of tax) at the end of Fiscal 2009. The reversal of temporary impairment was primarily driven by favorable changes in the discount rate. These amounts were recorded in OCI and resulted in an increase in the investments’ estimated fair values. No additional net impairment loss was recorded in earnings during the 13 weeks ended May 1, 2010.
The following table presents a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings:

13 Weeks Ended
(In thousands)	May 1, 2010
Beginning balance of credit losses previously recognized in earnings	$940
Year-to-date OTTI credit losses recognized in earnings	—

Ending balance of cumulative credit losses recognized in earnings	$940

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities
Carrying Value at January 30, 2010	$202,448	$40,244	$149,431	$12,773
Settlements	(7,075)	(6,275)	(800)	—
Gains:
Reported in OCI	1,142	223	243	676

Balance at May 1, 2010	$196,515	$34,192	$148,874	$13,449

Non-Financial Assets
Our non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of our annual goodwill impairment test performed as of January 30, 2010, we concluded that our goodwill was not impaired. During the 13 weeks ended May 1, 2010, there were no triggering events that prompted an asset impairment test of our goodwill.
Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Based on the decision to close all M+O stores in Fiscal 2010, we determined that the M+O stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover our initial investment in them. Therefore, during the 13 weeks ended May 1, 2010, the M+O stores not previously impaired were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. The fair value of those stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. We estimate future cash flows based on its experience and knowledge of the market in which the store is located.
Liquidity and Capital Resources
Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our uses of cash include the development of aerie by American Eagle and 77kids by american eagle and distribution center, information technology and home office projects. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include new brand concept development, including development of 77kids by american eagle.
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

The following sets forth certain measures of our liquidity:

	May 1,	January 30,	May 2,
	2010	2010	2009
Working Capital (in 000’s)	$721,952	$758,075	$574,971
Current Ratio	3.23	2.85	2.77
The decrease in working capital as of May 1, 2010, compared to January 30, 2010, resulted from decreased cash and cash equivalents balance due primarily to cash used for the repurchase of common stock as part of our publicly announced programs, the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and for the payment of dividends. The increase in working capital as of May 1, 2010, compared to May 2, 2009, is primarily related to an increase in cash and cash equivalents as a result of business performance and the liquidation of long-term investments.
Cash Flows from Operating Activities
Net cash used for operating activities totaled $24.9 million and $14.2 million for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflows of cash for operations were for the payment of operational costs.
Cash Flows from Investing Activities
Investing activities for the 13 weeks ended May 1, 2010 included $19.1 million used for capital expenditures, partially offset by $6.9 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 13 weeks ended May 2, 2009 included $34.9 million used for capital expenditures, partially offset by $11.5 million from the sale of investments classified as available-for-sale.
Cash Flows from Financing Activities
Cash used for financing activities for the 13 weeks ended May 1, 2010 consisted primarily of $71.8 million for the repurchase of 4.0 million shares as part of our publicly announced repurchase program, $20.9 million for the payment of dividends, $17.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $12.5 million for the partial repayment of our $30.0 million demand line borrowings, for the 13 weeks ended May 1, 2010. Cash used for financing activities for the 13 weeks ended May 2, 2009 primarily included $20.6 million used for the payment of dividends.
Refer to Note 13 to the Consolidated Financial Statements for subsequent events related to our credit facilities.
Credit Facilities
We have borrowing agreements with four separate financial institutions under which we may borrow an aggregate of $325.0 million United States Dollars (“USD”) and $25.0 million Canadian dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $100.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $25.0 million USD can be used for either letters of credit or demand line borrowings at our discretion. The $100.0 million USD of demand line credit is comprised of two facilities each with $50.0 million USD of borrowing capacity. The expiration dates of the two demand line facilities are April 20, 2011 and May 22, 2010. The $25.0 million CAD of demand line credit was established during Fiscal 2009 and is provided at the discretion of the lender.
As of May 1, 2010, we had outstanding demand letters of credit of $50.7 million USD and demand line borrowings of $17.5 million USD. During the 13 weeks ended May 1, 2010, we made a voluntary partial repayment of $12.5 million on our demand line borrowings. The outstanding amounts on the demand line borrowings can be called for repayment by the financial institutions at any time. Additionally, the availability of any remaining borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines was 2.0% and we have incorporated the outstanding demand line borrowings into working capital.
Refer to Note 13 to the Consolidated Financial Statements for subsequent events related to our credit facilities.
Capital Expenditures
Capital expenditures for the 13 weeks ended May 1, 2010 were $19.1 million and included $11.2 million related to investments in our AE stores, including seven new AE and aerie stores in the United States and Canada and three remodeled stores in the United States and Canada. Additionally, we continued to support our infrastructure growth by investing the improvement and expansion of our distribution centers ($4.2 million), information technology initiatives ($2.2 million) and other home office projects ($1.5 million).
For Fiscal 2010, we expect capital expenditures to be in the range of $90 million to $110 million with approximately half of the amount relating to store growth and renovation. This is below our previous guidance of $100 to $120 million due to a shift of new store openings into Fiscal 2011.
Stock Repurchases
During Fiscal 2007, our Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. We repurchased 18.7 million shares during Fiscal 2007 and the authorization related to 11.3 million shares expired in Fiscal 2009. We repurchased 4.0 million shares as part of our publicly announced repurchase programs during the 13 weeks ended May 1, 2010 for approximately $71.8 million, at a weighted average price of $17.95 per share. As of May 1, 2010, we had 26.0 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. The authorization relating to the 26.0 million remaining under the program expires at the end of Fiscal 2010.
During the 13 weeks ended May 1, 2010 and May 2, 2009, we repurchased approximately 1.0 million and 12,800 shares, respectively, from certain employees at market prices totaling $17.9 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan.
The aforementioned share repurchases have been recorded as treasury stock.
Refer to Note 13 to the Consolidated Financial Statements for a subsequent event related to stock repurchases as part of our publicly announced repurchase programs.
Dividends
During the 13 weeks ended May 1, 2010, our Board declared a quarterly cash dividend of $0.10 per share, which was paid on April 9, 2010.
Subsequent to the 13 weeks ended May 1, 2010, our Board declared a quarterly cash dividend of $0.11 per share, payable on July 9, 2010 to stockholders of record at the close of business on June 28, 2010. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends will be declared and paid on a quarterly basis.
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 30, 2010 contained in our Fiscal 2009 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes in our exposure to market risk from January 30, 2010. Our market risk profile as of January 30, 2010 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2009 Annual Report on Form 10-K.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 1, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2009 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2009 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 1, 2010.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 31, 2010 through February 27, 2010)	—	$—	—	30,000,000
Month #2 (February 28, 2010 through April 3, 2010)	1,028,390	$17.45	—	30,000,000
Month #3 (April 4, 2010 through May 1, 2010)	4,000,000	$17.93	4,000,000	26,000,000

Total	5,028,390	$17.83	4,000,000	26,000,000

(1)	Shares purchased during Month #2 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments. Shares purchased during Month #3 included 4.0 million shares repurchased as part of our publicly announced share repurchase program.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	The authorization of the remaining 26.0 million shares that may yet be purchased under the program expires at the end of Fiscal 2010.

ITEM 6. EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 9, 2010
American Eagle Outfitters, Inc.
(Registrant)

By:	/s/ James V. O’Donnell James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson Joan Holstein Hilson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)