Form 10-Q
period 2010-07-31
AMERICAN EAGLE OUTFITTERS INC
filed 2010-08-25
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,544,821 Common Shares were outstanding at August 20, 2010.

AMERICAN EAGLE OUTFITTERS, INC.

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets: July 31, 2010, January 30, 2010 and August 1, 2009	3

Consolidated Statements of Operations and Retained Earnings: 13 and 26 weeks ended July 31, 2010 and August 1, 2009	4

Consolidated Statements of Cash Flows: 26 weeks ended July 31, 2010 and August 1, 2009	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Reserved	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	34
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	January 30,	August 1,
	2010	2010	2009
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$425,523	$693,960	$500,263
Short-term investments	5,800	4,675	29,525
Merchandise inventory	349,091	326,454	352,819
Accounts receivable	41,793	34,746	40,799
Prepaid expenses and other	99,475	47,039	62,432
Deferred income taxes	41,129	60,156	45,605

Total current assets	962,811	1,167,030	1,031,443

Property and equipment, at cost, net of accumulated depreciation and amortization	657,131	713,142	745,086
Goodwill	11,364	11,210	11,181
Long-term investments	166,717	197,773	198,559
Non-current deferred income taxes	28,724	27,305	1,981
Other assets, net	22,956	21,688	22,064

Total assets	$1,849,703	$2,138,148	$2,010,314

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,929	$158,526	$151,978
Notes payable	—	30,000	75,000
Accrued compensation and payroll taxes	31,356	55,144	29,970
Accrued rent	83,617	68,866	66,637
Accrued income and other taxes	13,801	20,585	16,093
Unredeemed gift cards and gift certificates	21,201	39,389	20,920
Current portion of deferred lease credits	16,909	17,388	17,639
Other liabilities and accrued expenses	19,413	19,057	18,845

Total current liabilities	331,226	408,955	397,082
Non-current liabilities:
Deferred lease credits	83,709	89,591	98,067
Non-current accrued income taxes	35,748	38,618	25,036
Other non-current liabilities	21,030	22,467	20,272

Total non-current liabilities	140,487	150,676	143,375
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,559, 249,561 and 249,559 shares issued; 195,539, 206,832 and 206,367 shares outstanding, respectively	2,496	2,486	2,486

Contributed capital	540,326	554,399	526,487
Accumulated other comprehensive income	19,250	16,838	15,567
Retained earnings	1,735,503	1,764,049	1,692,990
Treasury stock, 54,020, 41,737 and 42,199 shares, respectively	(919,585)	(759,255)	(767,673)

Total stockholders’ equity	1,377,990	1,578,517	1,469,857

Total liabilities and stockholders’ equity	$1,849,703	$2,138,148	$2,010,314

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands, except per share amounts)	2010	2009	2010	2009
Net sales	$651,502	$646,798	$1,299,964	$1,248,477
Cost of sales, including certain buying, occupancy and warehousing expenses	411,794	392,900	802,560	770,976

Gross profit	239,708	253,898	497,404	477,501
Selling, general and administrative expenses	165,493	160,858	334,138	312,646
Depreciation and amortization expense	36,049	33,431	71,574	66,419

Operating income	38,166	59,609	91,692	98,436
Other income (expense), net	138	(3,926)	259	(6,237)

Total other-than-temporary impairment losses	(4,575)	(2,939)	(5,089)	(2,939)
Portion of loss recognized in other comprehensive income, before tax	3,327	2,714	3,841	2,714

Net impairment loss recognized in earnings	(1,248)	(225)	(1,248)	(225)

Income before income taxes	37,056	55,458	90,703	91,974
Provision for income taxes	11,213	18,701	28,998	26,141

Income from continuing operations	25,843	36,757	61,705	65,833

Loss from discontinued operations, net of tax	(16,180)	(8,185)	(41,120)	(15,294)

Net income	$9,663	$28,572	$20,585	$50,539

Basic income per common share
Income from continuing operations	$0.13	$0.18	$0.30	$0.32
Loss from discontinued operations	($0.08)	($0.04)	($0.20)	($0.07)

Net income per basic share	$0.05	$0.14	$0.10	$0.25

Diluted income per common share
Income from continuing operations	$0.13	$0.18	$0.30	$0.31
Loss from discontinued operations	($0.08)	($0.04)	($0.20)	($0.07)

Net income per diluted share	$0.05	$0.14	$0.10	$0.24

Cash dividends per common share	$0.11	$0.10	$0.21	$0.20

Weighted average common shares outstanding - basic	201,764	206,010	204,238	205,742
Weighted average common shares outstanding - diluted	203,153	209,015	206,430	207,974

Retained earnings, beginning	$1,749,513	$1,691,823	$1,764,049	$1,694,161
Net income	9,663	28,572	20,585	50,539
Cash dividends and dividend equivalents	(22,434)	(20,823)	(43,517)	(41,651)
Reissuance of treasury stock	(1,239)	(6,582)	(5,614)	(10,059)

Retained earnings, ending	$1,735,503	$1,692,990	$1,735,503	$1,692,990

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 31,	August 1,
(In thousands)	2010	2009
Operating activities:
Net income	$20,585	$50,539
Loss from discontinued operations	41,120	15,294

Income from continuing operations	$61,705	$65,833
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	73,660	67,452
Share-based compensation	18,380	9,224
Provision for deferred income taxes	17,933	5,980
Tax benefit from share-based payments	13,039	7,258
Excess tax benefit from share-based payments	(4,100)	(1,405)
Foreign currency transaction loss	1,159	5,685
Net impairment loss recognized in earnings	1,248	225
Realized loss on sale of investment securities	225	2,749
Changes in assets and liabilities:
Merchandise inventory	(29,870)	(56,716)
Accounts receivable	(8,690)	(279)
Prepaid expenses and other	(53,574)	(1,442)
Other assets, net	180	(187)
Accounts payable	(11,134)	2,887
Unredeemed gift cards and gift certificates	(17,964)	(21,693)
Deferred lease credits	(2,805)	13,095
Accrued compensation and payroll taxes	(26,183)	473
Accrued income and other taxes	(10,117)	(5,353)
Accrued liabilities	(1,187)	(2,949)

Total adjustments	(39,800)	25,004

Net cash provided by operating activities from continuing operations	21,905	90,837
Investing activities:
Capital expenditures	(39,344)	(72,674)
Sale of available-for-sale securities	27,875	49,914
Other investing activities	(1,530)	(685)

Net cash used for by investing activities from continuing operations	(12,999)	(23,445)
Financing activities:
Payments on capital leases	(1,145)	(971)
Repayment of notes payable	(30,000)	—
Repurchase of common stock as part of publicly announced programs	(192,268)	—
Repurchase of common stock from employees	(17,986)	(195)
Net proceeds from stock options exercised	4,475	4,763
Excess tax benefit from share-based payments	4,100	1,405
Cash used to net settle equity awards	(6,434)	—
Cash dividends paid	(43,148)	(41,360)

Net cash used for financing activities from continuing operations	(282,406)	(36,358)

Effect of exchange rates changes on cash	88	6,111

Cash flows from discontinued operations
Net cash provided by (used for) operating activities	4,981	(9,931)
Net cash used for investing activities	(6)	(293)
Net cash provided by financing activities	—	—
Effect of exchange rate on cash	—	—

Net cash provided by (used for) discontinued operations	4,975	(10,224)

Net (decrease) increase in cash and cash equivalents	(268,437)	26,921
Cash and cash equivalents — beginning of period	693,960	473,342

Cash and cash equivalents — end of period	$425,523	$500,263

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$32,168	$10,061
Cash paid during the period for interest	$191	$1,315
Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at July 31, 2010 and August 1, 2009 and for the 13 and 26 week periods ended July 31, 2010 and August 1, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2009 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
As used in this report, all references to “we,” “our,” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE,” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “AEO Direct” refers to our e-commerce operations, ae.com, aerie.com and 77kids.com. “MARTIN+OSA” or “M+O” refers to the MARTIN+OSA stores and e-commerce operation which we operated until its closure during the 13 weeks ended July 31, 2010.
The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At July 31, 2010, the Company operated in one reportable segment.
On March 5, 2010, the Company’s Board of Directors approved management’s recommendation to proceed with the closure of the M+O brand. The Company notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. The Company completed the closure of the M+O stores and e-commerce operation during the 13 weeks ended July 31, 2010 and the Consolidated Financial Statements reflect the presentation of M+O as a discontinued operation.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.
Fiscal Year
The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2011” and “Fiscal 2010” refer to the 52 week periods ending January 28, 2012 and January 29, 2011, respectively. “Fiscal 2009” and “Fiscal 2008” refer to the 52 week periods ended January 30, 2010 and January 31, 2009, respectively.
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
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for the Company at the beginning of Fiscal 2011. The adoption of ASU 2010-06 did not have a material impact, and is not expected to have a material impact, on the disclosures within the Company’s Consolidated Financial Statements.
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
Other-than-Temporary Impairment
The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, the Company adopted ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“ASC 320-10-65”), which modifies the requirements for recognizing other-than-temporary impairment (“OTTI”) and changes the impairment model for debt securities. In addition, ASC 320-10-65 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). During the 13 and 26 weeks ended July 31, 2010, the Company recorded net impairment loss recognized in earnings related to credit losses on its investment securities of $1.2 million. There was $0.2 million of net impairment loss recognized in earnings during the 13 and 26 weeks ended August 1, 2009.
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding net impairment losses recognized in earnings.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of July 31, 2010, short-term investments included auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months, based on notice from the issuer.
As of July 31, 2010, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS classified as available-for-sale that have experienced failed auctions or have long-term auction resets. The remaining contractual maturities of our long-term investments are 14 months to 38 years. The weighted average contractual maturity for our long-term investments is approximately 26 years.
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
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets. During the 26 weeks ended July 31, 2010, the Company recorded asset impairment charges of $18.0 million related to the impairment of MARTIN+OSA (“M+O”) stores. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.

Goodwill
As of July 31, 2010, the Company had approximately $11.4 million of goodwill compared to $11.2 million as of January 30, 2010. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, Intangibles- Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2010. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.
Gift Cards
The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended July 31, 2010 and August 1, 2009, the Company recorded $0.7 million and $1.5 million, respectively, of revenue related to gift card breakage. During the 26 weeks ended July 31, 2010 and August 1, 2009, the Company recorded $1.7 million and $3.2 million, respectively, of revenue related to gift card breakage.
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

Stock Repurchases
During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. The Company repurchased 18.7 million shares during Fiscal 2007 and the authorization related to 11.3 million shares expired in Fiscal 2009. The Company repurchased 14.0 million shares as part of our publicly announced repurchase programs during the 26 weeks ended July 31, 2010 for approximately $192.3 million, at a weighted average price of $13.73 per share. As of July 31, 2010, the Company had 16.0 million shares remaining authorized for repurchase. These shares will be repurchased at the Company’s discretion. The authorization relating to the 16.0 million shares remaining under the program expires at the end of Fiscal 2010.
During the 26 weeks ended July 31, 2010 and August 1, 2009, the Company repurchased approximately 1.0 million and 14,000 shares, respectively, from certain employees at market prices totaling $18.0 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).
The aforementioned share repurchases have been recorded as treasury stock.
Segment Information
In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified three operating segments (American Eagle Brand US and Canadian stores, aerie by American Eagle retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.
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

	July 31,	January 30,	August 1,
(In thousands)	2010	2010	2009
Cash and cash equivalents:
Cash	$186,888	$144,391	$72,708
Commercial paper	31,499	25,420	—
Treasury bills	118,725	119,988	100,000
Money-market	88,411	404,161	327,555

Total cash and cash equivalents	$425,523	$693,960	$500,263
Short-term investments:
Student-loan backed ARS	$—	$400	$5,700
State and local government ARS	5,800	4,275	23,825

Total short-term investments	$5,800	$4,675	$29,525
Long-term investments:
Student-loan backed ARS	$131,163	$149,031	$146,184
State and local government ARS	22,200	35,969	39,717
Auction rate preferred securities	13,354	12,773	12,658

Total long-term investments	$166,717	$197,773	$198,559

Total	$598,040	$896,408	$728,347

Proceeds from the sale of available-for-sale securities were $27.9 million and $49.9 million for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively. There were no purchases of available-for-sale securities during the 26 weeks ended July 31, 2010 or August 1, 2009.
The following table presents the unrealized losses and fair value of available-for-sale securities for which OTTI has not been recognized in earnings and the length of time that the securities were in a continuous unrealized loss position.

			Greater Than or
	Less Than 12 Months		Equal to 12 Months
	Gross Unrealized		Gross Unrealized
(In thousands)	Holding Losses	Fair Value	Holding Losses	Fair Value

July 31, 2010
Student-loan backed ARS	$(805)	$54,959	$(9,384)	$47,453
Auction rate preferred securities	—	—	(706)	14,294

Total (1)	$(805)	$54,959	$(10,090)	$61,747

August 1, 2009
Student-loan backed ARS	$—	$—	$(13,416)	$54,584
State and local government ARS	(29)	4,571	(279)	16,371
Auction rate preferred securities	—	—	(2,117)	12,658

Total (1)	$(29)	$4,571	$(15,812)	$83,613

(1)	Fair value excludes $58.0 million as of July 31, 2010 and $139.9 million as of August 1, 2009 of securities whose fair value approximates par. Additionally, as of July 31, 2010 and August 1, 2009, the fair value shown above excludes ($2.2) million and ($0.2) million, respectively, of OTTI that has been previously recognized in earnings.
As of July 31, 2010, the Company had a total of $598.0 million in cash and cash equivalents, short-term and long-term investments, which included $172.5 million of investments in ARS and auction rate preferred securities (“ARPS”), net of $10.9 million ($6.8 million, net of tax) of impairment included in OCI and $2.2 million of impairment previously recognized in earnings. Our investment portfolio consisted of the following:

	No. of		Cumulative Unrealized	Cumulative Losses	Carrying Value as of
(In thousands, except no. of issues amount)	issues	Par Value	Losses Recognized in OCI	Recognized in Earnings	July 31, 2010

Auction rate securities (“ARS”):
Closed-end municipal fund ARS	5	$15,250	$—	$—	$15,250
Municipal Bond ARS	3	12,750	—	—	12,750
Auction rate preferred securities	2	15,000	(706)	(940)	13,354
Federally-insured student loan ARS	15	132,600	(7,907)	(1,248)	123,445
Private-insured student loan ARS	1	10,000	(2,282)	—	7,718

Total Auction rate securities	26	$185,600	$(10,895)	$(2,188)	$172,517
For its available-for-sale securities, the Company does not have the intention to sell and does not believe that it is more likely than not that it will be required to liquidate these investments prior to successful auctions or redemptions at par plus accrued interest. The Company generally believes that the current illiquidity and impairment of these investments is temporary and related to factors other than credit losses. However, OTTI of $0.9 million and $1.2 million has been recognized in earnings during Fiscal 2009 and the 13 weeks ended July 31, 2010, respectively, related to credit losses on auction rate preferred securities. In addition, the Company believes that the current lack of liquidity relating to ARS and ARPS investments will have no impact on its ability to fund its ongoing operations and growth initiatives.
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
As of July 31, 2010 and August 1, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.
In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 31, 2010 and August 1, 2009:

	Fair Value Measurements at July 31, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$186,888	$186,888	$—	$—
Commercial paper	31,499	31,499	—	—
Treasury bills	118,725	118,725	—	—
Money-market	88,411	88,411	—	—

Total cash and cash equivalents	$425,523	$425,523	$—	$—
Short-term Investments
State and local government ARS	$5,800	$—	$—	$5,800

Total Short-term Investments	$5,800	$—	$—	$5,800
Long-term Investments
Student-loan backed ARS	$131,163	$—	$—	$131,163
State and local government ARS	22,200	—	—	22,200
Auction rate preferred securities	13,354	—	—	13,354

Total Long-term Investments	$166,717	$—	$—	$166,717

Total	$598,040	$425,523	$—	$172,517

	Fair Value Measurements at August 1, 2009
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$72,708	$72,708	$—	$—
Treasury bills	100,000	100,000	—	—
Money-market	327,555	327,555	—	—

Total cash and cash equivalents	$500,263	$500,263	$—	$—
Short-term Investments
Student-loan backed ARS	$5,700	$—	$—	$5,700
State and local government ARS	23,825	—	—	23,825

Total Short-term Investments	$29,525	$—	$—	$29,525
Long-term Investments
Student-loan backed ARS	$146,184	$—	$—	$146,184
State and local government ARS	39,717	—	—	39,717
Auction rate preferred securities	12,658	—	—	12,658

Total Long-term Investments	$198,559	$—	$—	$198,559

Total	$728,347	$500,263	$—	$228,084

The Company uses a discounted cash flow model to value its Level 3 investments. For July 31, 2010, the assumptions in the Company’s model included different recovery periods, ranging from 11 months to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.1% to 4.4%, and illiquidity, ranging from 0.3% to 4.0%. For August 1, 2009, the assumptions in the Company’s model included different recovery periods, ranging from 12 months to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.4% to 11.1%, and illiquidity, ranging from 0.3% to 1.0%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.
As a result of the discounted cash flow analysis, for the 26 weeks ended July 31, 2010, the Company recognized a net impairment of $0.6 million ($0.4 million, net of tax), which increased the total cumulative impairment recognized in OCI as of July 31, 2010 to $10.9 million ($6.8 million, net of tax) from $10.3 million ($6.4 million, net of tax) at the end of Fiscal 2009. The increase in temporary impairment was primarily driven by unfavorable changes in the discount rate. These amounts were recorded in OCI and resulted in a decrease in the investments’ estimated fair values. As a result of a credit rating downgrade on a student-loan backed ARS, the Company also recorded a net impairment loss in earnings of $1.2 million during the 13 weeks ended July 31, 2010. There was $0.2 million of net impairment loss recorded in earnings during the 13 weeks ended August 1, 2009.
The following table presents a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings:

26 Weeks Ended
(In thousands)	July 31, 2010
Beginning balance of credit losses previously recognized in earnings	$940
Year-to-date OTTI credit losses recognized in earnings	1,248

Ending balance of cumulative credit losses recognized in earnings	$2,188

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred
(In thousands)	Total	Securities	Securities	Securities

Carrying Value at January 30, 2010	$202,448	$40,244	$149,431	$12,773
Settlements	(28,100)	(12,700)	(15,400)	—
Gains and (losses):
Reported in earnings	(1,248)	—	(1,248)	—
Reported in OCI	(582)	456	(1,620)	581

Balance at July 31, 2010	$172,517	$28,000	$131,163	$13,354

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783
Settlements	(42,150)	(6,750)	(35,400)	—
Gains and (losses):
Reported in earnings	(225)	—	—	(225)
Reported in OCI	19,452	322	18,030	1,100

Balance at August 1, 2009	$228,084	$63,542	$151,884	$12,658

Non-Financial Assets and Liabilities
The Company’s non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 30, 2010, the Company concluded that its goodwill was not impaired. During the 13 and 26 weeks ended July 31, 2010, there were no triggering events that prompted an asset impairment test of the Company’s goodwill.
Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Based on the decision to close all M+O stores in Fiscal 2010, the Company determined that the M+O stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. Therefore, during the 26 weeks ended July 31, 2010, the M+O stores not previously impaired were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. The loss on impairment of assets was recorded within Loss from Discontinued Operations for the 26 weeks ended July 31, 2010. The fair value of those stores was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.
For the M+O store closures where a lease obligation still exists, the Company recorded a liability associated with the rental obligation on the cease use date (when the store was closed) in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities (“ASC 420”), using Level 3 inputs to measure fair value on a nonrecurring basis. The liability under ASC 420 includes the present value of the obligations due under leases for which no signed termination agreement exists, less estimated sublease income. Assumptions in calculating the liability include the original lease terms and estimates related to the sublease potential of closed locations. If actual timing and potential termination costs or realization of sublease income differ from the Company’s estimates, the resulting liabilities could vary materially from recorded amounts.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.

5. Earnings per Share
ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share (“ASC 260”). Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. For the 13 and 26 weeks ended July 31, 2010 and August 1, 2009, the application of ASC 260-10-45 resulted in no change to basic EPS or diluted EPS.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands, except per share amounts)	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic number of common shares outstanding	201,764	206,010	204,238	205,742
Dilutive effect of stock options and non-vested restricted stock	1,389	3,005	2,192	2,232

Dilutive number of common shares outstanding	203,153	209,015	206,430	207,974

Basic net income per common share
Net income	$9,663	$28,572	$20,585	$50,539
Less: Income allocated to participating securities	—	—	80	4

Net income available to common shareholders	$9,663	$28,572	$20,505	$50,535

Basic net income per common share	$0.05	$0.14	$0.10	$0.25

Dilutive net income per common share
Net income	$9,663	$28,572	$20,585	$50,539
Less: Income allocated to participating securities	—	—	80	4

Net income available to common shareholders	$9,663	$28,572	$20,505	$50,535

Dilutive net income per common share	$0.05	$0.14	$0.10	$0.24

Equity awards to purchase approximately 8.4 million and 8.3 million shares of common stock during the 13 and 26 weeks ended July 31, 2010, respectively, and approximately 6.9 million and 7.1 million shares of common stock during the 13 and 26 weeks ended August 1, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
Approximately 0.9 million shares of restricted stock units for both the 13 and 26 weeks ended July 31, 2010 and approximately 1.4 million shares of restricted stock units for both the 13 and 26 weeks ended August 1, 2009 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, there were approximately 1.0 million and 33,000 shares for the 13 and 26 weeks ended July 31, 2010, respectively, and 8,000 and 0.1 million shares for the 13 and 26 weeks ended August 1, 2009, respectively, of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

6. Property and Equipment
Property and equipment consists of the following:

	July 31,	January 30,	August 1,
(In thousands)	2010	2010	2009
Property and equipment, at cost	$1,393,899	$1,394,806	$1,368,841
Less: Accumulated depreciation and amortization	(736,768)	(681,664)	(623,755)

Net property and equipment	$657,131	$713,142	$745,086

7. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $310.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion. The expiration dates of the USD demand line facilities are April 20, 2011 and May 22, 2011. The $25.0 million CAD demand line was established during Fiscal 2009 and is provided at the discretion of the lender.
As of July 31, 2010, the Company had outstanding demand letters of credit of $51.2 million USD and no demand line borrowings. During the 26 weeks ended July 31, 2010, the Company made voluntary repayments of $30.0 million on its demand line borrowings, reducing the outstanding balance to $0.
The availability of any future borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines was 2.1%.
8. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010	2009	2010	2009
Net income	$9,663	$28,572	$20,585	$50,539
Other comprehensive income:
Temporary impairment (loss) reversal related to auction-rate securities, net of tax (1)	(2,305)	1,893	(1,609)	11,949
Reclassification adjustment for OTTI charges realized in net income related to ARS	1,248	139	1,248	139
Foreign currency translation adjustment	(749)	13,087	2,773	17,868

Other comprehensive income:	(1,806)	15,119	2,412	29,956

Total comprehensive income	$7,857	$43,691	$22,997	$80,495

(1)	Amounts are shown net of tax of $1.4 million and ($1.2) million for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively. Amounts are shown net of tax of $1.0 million and ($7.4) million for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively.
9. Share-Based Compensation
The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.
Total share-based compensation expense from continuing operations included in the Consolidated Statements of Operations for the 13 and 26 weeks ended July 31, 2010 was $6.3 million ($3.9 million, net of tax) and $18.4 million ($11.3 million, net of tax) and for the 13 and 26 weeks ended August 1, 2009 was $4.0 million ($2.5 million, net of tax) and $9.2 million ($5.7 million, net of tax), respectively.

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
A summary of the Company’s stock option activity for the 26 weeks ended July 31, 2010 follows:

	26 Weeks Ended
	July 31, 2010
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — January 30, 2010	14,904,942	$15.01
Granted	1,264,320	$17.44
Exercised (1)	1,019,893	$8.39
Cancelled	2,412,894	$14.17

Outstanding — July 31, 2010	12,736,475	$15.94	4.1	$23,181

Vested and expected to vest — July 31, 2010	12,474,336	$15.97	4.1	$22,820

Exercisable — July 31, 2010	3,620,714	$7.15	2.6	$18,667

(1)	Options exercised during the 26 weeks ended July 31, 2010 had exercise prices ranging from $4.68 to $17.51.
The weighted-average grant date fair value of stock options granted during the 26 weeks ended July 31, 2010 and August 1, 2009 was $5.31 and $3.53, respectively. The aggregate intrinsic value of options exercised during the 26 weeks ended July 31, 2010 and August 1, 2009 was $9.8 million and $6.7 million, respectively.
Cash received from the exercise of stock options was $4.5 million for the 26 weeks ended July 31, 2010 and $4.8 million for the 26 weeks ended August 1, 2009. The actual tax benefit realized from stock option exercises totaled $13.0 million for the 26 weeks ended July 31, 2010 and $7.3 million for the 26 weeks ended August 1, 2009.
The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
	July 31,	August 1,
Black-Scholes Option Valuation Assumptions	2010	2009
Risk-free interest rate (1)	2.3%	1.7%
Dividend yield	2.1%	3.9%
Volatility factor (2)	40.2%	62.1%
Weighted-average expected term (3)	4.5 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding, based on historical experience.

(4)	Based upon historical experience.
As of July 31, 2010, there was $7.3 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.

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
A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	26 Weeks Ended		26 Weeks Ended
	July 31, 2010		July 31, 2010
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 30, 2010	1,883	$13.28	989,664	$9.66
Granted	—	—	—	—
Vested	—	—	(989,664)	9.66
Cancelled	1,883	13.28	—	—

Nonvested — July 31, 2010	—	—	—	—

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	July 31, 2010		July 31, 2010
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 30, 2010	1,668,092	$9.79	406,231	$9.82
Granted	1,093,537	17.42	307,387	17.32
Vested	(1,650,077)	9.79	—	—
Cancelled	(73,116)	15.53	(69,993)	10.33

Nonvested — July 31, 2010	1,038,436	$17.42	643,625	$13.35
As of July 31, 2010, there was $16.6 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.6 years.
As of July 31, 2010, the Company had 25.4 million shares available for all equity grants.
10. Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended July 31, 2010 was 30.3% compared to 33.7% for the 13 weeks ended August 1, 2009. The decrease in the effective income tax rate for the 13 weeks ended July 31, 2010 was primarily due to the release of the valuation allowance associated with state income tax credit carryforwards. This valuation allowance was released as a result of a favorable incentive program agreed to with the Kansas Department of Commerce during the 13 weeks ended July 31, 2010 related to the Company’s distribution center in Ottawa, Kansas. The effective income tax rate based on actual operating results for the

26 weeks ended July 31, 2010 was 32.0% compared to 28.4% for the 26 weeks ended August 1, 2009. The increase in the effective income tax rate for the 26 weeks ended July 31, 2010 was primarily due to the benefit of federal and state income tax settlements in the prior period offset by the release of the valuation allowance associated with state income tax credit carryforwards in the current period.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by $2.6 million and $16.1 million during the 26 weeks ended July 31, 2010 and August 1, 2009, respectively, primarily due to federal and state income tax settlements and other changes in income tax reserves. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.
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
12. Discontinued Operations
On March 5, 2010, the Company’s Board of Directors approved management’s recommendation to proceed with the closure of the M+O brand. The Company notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. The Company completed the closure of the M+O stores and e-commerce operation during the 13 weeks ended July 31, 2010 and the Consolidated Financial Statements reflect the presentation of M+O as a discontinued operation.
Costs associated with exit or disposal activities are recorded when incurred. A summary of the exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for the 13 and 26 weeks ended July 31, 2010 are as follows:

	13 Weeks Ended	26 Weeks Ended
	July 31,	July 31,
(In thousands)	2010	2010
Non-cash charges
Asset impairments	$—	$17,980
Cash charges
Lease-related charges (1)	15,481	15,481
Inventory charges	—	2,422
Severence charges	2,429	7,790

Total charges	$17,910	$43,673

(1)	Presented net of the reversal of non-cash lease credits.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

July 31,
(In thousands)	2010
Accrued liability as of January 30, 2010	$—
Add: Costs incurred, excluding non-cash charges	31,113
Less: Cash payments	(12,135)

Accrued liability as of July 31, 2010 (1)	$18,978

(1)	Accrued liability at July 31, 2010 consists of $1.3 million of severance and employee related charges recorded as a current liability within Accrued Compensation and Payroll Taxes and $17.7 million of lease-related charges recorded as a current liability within Accrued Rent.
The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for 13 and 26 weeks ended July 31, 2010 and August 1, 2009, respectively.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010	2009	2010	2009
Net sales	$10,890	$10,798	$21,881	$21,105

Loss from discontinued operations, before income taxes	(26,223)	(13,288)	(66,688)	(24,773)
Income tax benefit	10,043	5,103	25,568	9,479

Loss from discontinued operations, net of tax	$(16,180)	$(8,185)	$(41,120)	$(15,294)

Loss per common share from discontinued operations:
Basic	$(0.08)	$(0.04)	$(0.20)	$(0.07)
Diluted	$(0.08)	$(0.04)	$(0.20)	$(0.07)
The major classes of assets and liabilities included in the Consolidated Balance Sheets for M+O as of July 31, 2010, January 30, 2010 and August 1, 2009 is as follows.

	July 31,	January 30,	August 1,
(In thousands)	2010	2010	2009
Current assets	$2,357	$13,378	$18,139
Non-current assets	—	21,227	42,991

Total assets	$2,357	$34,605	$61,130

Total current liabilities	$21,767	$6,110	$7,824
Total non-current liabilities	—	4,604	4,851

Total liabilities	$21,767	$10,714	$12,675

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the 13 and 26 week periods ended July 31, 2010 and August 1, 2009, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of July 31, 2010 and August 1, 2009, and the related consolidated statements of operations and retained earnings for the 13 and 26 week periods ended July 31, 2010 and August 1, 2009 and the consolidated statements of cash flows for the 26 week periods ended July 31, 2010 and August 1, 2009. These financial statements are the responsibility of the Company’s management.
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
August 25, 2010

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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of 14 new American Eagle stores, 11 new aerie stores, and nine new 77kids stores in the United States and Canada during Fiscal 2010;

•	the selection of approximately 25 to 35 American Eagle stores in the United States and Canada for remodeling during Fiscal 2010;

•	the planned closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2010;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle stores and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions, internally developing additional new brands, and/or engaging in future franchise agreements;

•	the possibility that we may be required to take additional temporary or other-than-temporary impairment charges relating to our investment securities;

•	the possibility that our credit facilities may not be available for future borrowings; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.
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
Key Performance Indicators
Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:
Comparable store sales - Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle and aerie stores are included in comparable stores sales. Sales from AEO Direct are not included in comparable store sales.
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
Results of Operations
Net sales for the 13 weeks ended July 31, 2010 increased 1% to $651.5 million compared to $646.8 million for the 13 weeks ended August 1, 2009. Comparable store sales for the 13 weeks ended July 31, 2010 decreased 1%. The decline in comparable store sales was primarily due to lower-than-expected sales of our summer assortment. This led to deeper promotions to clear through inventories resulting in a gross margin decline of 250 basis points.
Operating income for the 13 weeks ended July 31, 2010 was $38.2 million compared to $59.6 million last year. Operating income as a rate to sales was 5.9% for the 13 weeks ended July 31, 2010 compared to 9.2% for the 13 weeks ended August 1, 2009. Income from continuing operations for the 13 weeks ended July 31, 2010 was $25.8 million, or $0.13 per diluted share, compared to $36.8 million, or $0.18 per diluted share, for the 13 weeks ended August 1, 2009. Net income for the 13 weeks ended July 31, 2010 was $9.7 million compared to $28.6 million for the 13 weeks ended August 1, 2009. Net income per diluted share was $0.05 compared to $0.14 last year and includes the Loss from Discontinued Operations related to MARTIN+OSA (“M+O”) for both periods.
We had $598.0 million in cash and cash equivalents, short-term and long-term investments as of July 31, 2010. This included $172.5 million of investments in auction rate securities (“ARS”), net of impairment.
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.2	60.7	61.7	61.8

Gross profit	36.8	39.3	38.3	38.2
Selling, general and administrative expenses	25.4	24.9	25.7	25.0
Depreciation and amortization expense	5.5	5.2	5.5	5.3

Operating income	5.9	9.2	7.1	7.9
Other income (expense), net	—	(0.6)	—	(0.5)
Net impairment loss recognized in earnings	(0.2)	—	(0.1)	—

Income before income taxes	5.7	8.6	7.0	7.4
Provision for income taxes	1.7	2.9	2.2	2.1

Income from continuing operations	4.0	5.7	4.8	5.3
Loss from discontinued operations, net of tax	(2.5)	(1.3)	(3.2)	(1.2)
Net income	1.5%	4.4%	1.6%	4.1%

The following table shows our adjusted consolidated store data for the 26 weeks ended July 31, 2010 and August 1, 2009.

	26 Weeks Ended
	July 31,	August 1,
	2010	2009
Number of stores:
Beginning of period	1,103	1,098
Opened	18	23
Closed (1)	(38)	(7)

End of Period	1,083	1,114

Total gross square feet at end of period	6,279,510	6,430,960

(1)	Closed stores during the 26 weeks ended July 31, 2010 include all 28 M+O stores.
Our operations are conducted in one reportable segment, which includes 934 U.S. and Canadian AE retail stores, 144 aerie stand-alone retail stores, five 77kids retail stores and AEO Direct.
Comparison of the 13 weeks ended July 31, 2010 to the 13 weeks ended August 1, 2009
Net Sales
Net sales for the 13 weeks ended July 31, 2010 increased 1% to $651.5 million compared to $646.8 million for the 13 weeks ended August 1, 2009.
Our comparable store sales decreased 1% for the 13 weeks ended July 31, 2010. The decrease in comparable store sales was primarily a result of lower-than-expected sales of our summer assortment. AE men’s comparable store sales declined slightly while AE women’s, as well as aerie, comparable store sales declined in the low single-digits.
Gross Profit
Gross profit for the 13 weeks ended July 31, 2010 decreased to $239.7 million, or 36.8% as a rate to net sales, compared to $253.9 million, or 39.3% as a rate to net sales last year. Merchandise margin declined 210 basis points due to increased markdowns related to summer merchandise promotions. Buying, occupancy and warehousing costs increased 40 basis points as a rate to net sales due to an increase in gross square footage related to new store openings as well as the impact of negative comparable store sales.
There was $1.3 million of share-based payment expense for the 13 weeks ended July 31, 2010, consisting of both performance and time-based rewards, included in gross profit for the period compared to $1.9 million for the 13 weeks ended August 1, 2009.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the 13 weeks ended July 31, 2010, increased to $165.5 million from $160.9 million and increased 50 basis points, as a percent to sales, to 25.4% from 24.9% last year. The higher rate is primarily due to the impact of the timing of contract-based equity grants as well as the impact of negative comparable store sales. Also impacting selling, general and administrative expenses was severance related to our corporate profit initiative.
There was $5.0 million of share-based payment expense, consisting of both performance and time-based rewards, included in selling, general and administrative expenses compared to $2.1 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales was 5.5% for the 13 weeks ended July 31, 2010 compared to 5.2% for the corresponding period last year. Depreciation and amortization expense increased to $36.0 million compared to $33.4 million last year. The increase in expense is primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers and other home office projects. As a rate to net sales, the increase can be attributed to the factors noted above as well as the impact of negative comparable store sales.
Other Income (Expense), Net
Other income was $0.1 million for the 13 weeks ended July 31, 2010 compared to expense of ($3.9) million for the 13 weeks ended August 1, 2009, primarily due to a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation last year.
Net Impairment Loss Recognized in Earnings
Net impairment loss recognized in earnings related to our investment securities was $1.2 million for the 13 weeks ended July 31, 2010, compared to $0.2 million for the 13 weeks ended August 1, 2009.
Provision for Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended July 31, 2010 was 30.3% compared to 33.7% for the 13 weeks ended August 1, 2009. The decrease in the effective income tax rate for the 13 weeks ended July 31, 2010 was primarily due to the release of the valuation allowance associated with state income tax credit carryforwards. This valuation allowance was released as a result of a favorable incentive program agreed to with the Kansas Department of Commerce during the 13 weeks ended July 31, 2010 related to the Company’s distribution center in Ottawa, Kansas.

Loss from Discontinued Operations
We completed the closure of M+O stores and related e-commerce operations during the 13 weeks ended July 31, 2010. Accordingly, the after-tax operating results and closure charges appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $16.2 million and $8.2 million for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively. Loss from Discontinued Operations for the 13 weeks ended July 31, 2010 includes pre-tax closure charges of $17.9 million. Included in the pre-tax charges were lease-related items of $15.5 million and $2.4 million for severance and other employee-related charges.
Refer to the “Closure of MARTIN+OSA” caption below for additional information regarding the discontinued operations for M+O.
Net Income
Net income decreased to $9.7 million, or 1.5% as a percent to net sales, from $28.6 million, or 4.4% as a percent to net sales last year. Net income per diluted share decreased to $0.05 from $0.14 in the prior year. The decreases are attributable to the factors noted above, including the impact of closure of M+O.
Comparison of the 26 weeks ended July 31, 2010 to the 26 weeks ended August 1, 2009
Net Sales
Net sales for the 26 weeks ended July 31, 2010 increased 4% to $1.300 billion compared to $1.248 billion for the 26 weeks ended August 1, 2009. The increase in net sales resulted primarily from a 5% increase in comparable store sales during the 13 weeks ended May 1, 2010 as a result of strong on-trend assortments that drove conversion and increased our average dollar sale. This increase was partially offset by a 1% decrease in comparable store sales during the 13 weeks ended July 31, 2010 which was primarily due to lower-than-expected sales of our summer assortment.
Gross Profit
Gross profit for the 26 weeks ended July 31, 2010 increased 4% to $497.4 million, or 38.3% as a rate to net sales, compared to $477.5 million, or 38.2% as a rate to net sales last year. Merchandise margin increased 10 basis points due to increased comparable store sales during the 13 weeks ended May 1, 2010. This increase was partially offset by increased promotional activity during the 13 weeks ended July 31, 2010 resulting from lower-than-expected sales of our summer assortment. Buying, occupancy and warehousing as a rate to net sales was flat to last year.
There was $5.2 million of share-based payment expense for the 26 weeks ended July 31, 2010, consisting of both performance and time-based rewards, included in gross profit for the period compared to $3.9 million for the 26 weeks ended August 1, 2009.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the 26 weeks ended July 31, 2010, increased to $334.1 million from $312.6 million and increased 70 basis points, as a percent to sales, to 25.7% from 25.0% last year. The higher rate is primarily due to the impact of the timing of contract-based equity grants. Also impacting selling, general and administrative expenses was severance charges related to our corporate profit initiative.
There was $13.2 million of share-based payment expense, consisting of both performance and time-based rewards, included in selling, general and administrative expenses compared to $5.3 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales was 5.5% for the 26 weeks ended July 31, 2010 compared to 5.3% for the corresponding period last year. Depreciation and amortization expense increased to $71.6 million compared to $66.4 million last year. The increase is primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers and other home office projects.
Other Income (Expense), Net
Other income was $0.3 million for the 26 weeks ended July 31, 2010 compared to expense of ($6.2) million for the 26 weeks ended August 1, 2009, primarily due to a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation and a loss due to the sale of preferred securities last year.
Net Impairment Loss Recognized in Earnings
Net impairment loss recognized in earnings relating to our investment securities was $1.2 million for the 26 weeks ended July 31, 2010, compared to $0.2 million for the 26 weeks ended August 1, 2009.
Provision for Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 26 weeks ended July 31, 2010 was 32.0% compared to 28.4% for the 26 weeks ended August 1, 2009. The increase in the effective income tax rate for the 26 weeks ended July 31, 2010 was primarily due to the benefit of federal and state income tax settlements in the prior period offset by the release of the valuation allowance associated with state income tax credit carryforwards in the current period.
Loss from Discontinued Operations
We completed the closure of M+O stores and related e-commerce operation during the 26 weeks ended July 31, 2009. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $41.1 million and $15.3 million for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively. Loss from Discontinued Operations for the 26 weeks ended July 31, 2010 includes pre-tax closure charges of $43.7 million comprised of lease-related items of $15.5 million, severance and other employee-related charges of $7.8 million, inventory charges of $2.4 million and a non-cash asset impairment charge of $18.0 million.
Refer to the “Closure of MARTIN+OSA” caption below for additional information regarding the discontinued operations for M+O.
Net Income
Net income decreased to $20.6 million, or 1.6% as a percent to net sales, from $50.5 million, or 4.1% as a percent to net sales last year. Net income per diluted share decreased to $0.10 from $0.24 in the prior year. The decreases are attributable to the factors noted above, including the impact of the closure of M+O.
Closure of MARTIN+OSA
On March 5, 2010, the our Board of Directors approved management’s recommendation to proceed with the closure of the M+O brand. We notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. We completed the closure of the M+O stores and e-commerce operation during the 13 weeks ended July 31, 2010 and the Consolidated Financial Statements reflect the presentation of M+O as a discontinued operation.
The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for 13 and 26 weeks ended July 31, 2010 and August 1, 2009, respectively.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010	2009	2010	2009
Net sales	$10,890	$10,798	$21,881	$21,105

Loss from discontinued operations, before income taxes	(26,223)	(13,288)	(66,688)	(24,773)
Income tax benefit	10,043	5,103	25,568	9,479

Loss from discontinued operations, net of tax	$(16,180)	$(8,185)	$(41,120)	$(15,294)

Loss per common share from discontinued operations:
Basic	$(0.08)	$(0.04)	$(0.20)	$(0.07)
Diluted	$(0.08)	$(0.04)	$(0.20)	$(0.07)
Corporate Profit Initiative
Our current corporate profit initiative, aimed at strengthening profitability, is comprehensive and affects every function and discipline across the organization. Key elements of the plan are as follows:
•	Sales and merchandise margin optimization—includes strengthening merchandising strategies, a reduction in inventories, implementation of new merchandise allocation technology and refinement of store presentation models.

•	Organizational streamlining—involves workforce reductions and process improvements to increase efficiencies and create a more productive environment.

•	Expense reductions—entails the elimination of projects which were low-value to our customers and continued improvement of non-merchandise buying practices.

•	Evaluation of stores and facilities—targets 50 to 100 closures of underperforming stores over the next two to five years.
Impact of Current Market Conditions
Our sales performance for the 13 and 26 weeks ended July 31, 2010 reflected, in part, the current consumer climate and promotional sales environment across the retail sector. We believe that the economy and credit market uncertainty have negatively impacted consumer confidence and spending.
International Expansion
In Fiscal 2009, we entered into an international franchise development agreement with Alshaya Trading Co., to open a series of American Eagle stores throughout the Middle East over the next several years. The first two franchised stores opened during the 13 weeks ended May 1, 2010 in Dubai and Kuwait City.
During the 13 weeks ended July 31, 2010, we entered into two additional franchise arrangements with Dickson Concepts (International) Limited and Fox-Wizel, Ltd., respectively, to open a series of American Eagle stores in Asia and Israel, respectively. These franchise arrangements do not involve a capital investment from AEO and require minimal operational involvement.
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
As of July 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction rate securities (“ARS”) and auction rate preferred securities.
In accordance with ASC 820, the following table represents our fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 31, 2010:

	Fair Value Measurements at July 31, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$186,888	$186,888	$—	$—
Commercial paper	31,499	31,499	—	—
Treasury bills	118,725	118,725	—	—
Money-market	88,411	88,411	—	—

Total cash and cash equivalents	$425,523	$425,523	$—	$—
Short-term Investments
State and local government ARS	$5,800	$—	$—	$5,800

Total Short-term Investments	$5,800	$—	$—	$5,800
Long-term Investments
Student-loan backed ARS	$131,163	$—	$—	$131,163
State and local government ARS	22,200	—	—	22,200
Auction rate preferred securities	13,354	—	—	13,354

Total Long-term Investments	$166,717	$—	$—	$166,717

Total	$598,040	$425,523	$—	$172,517

We use a discounted cash flow model to value our Level 3 investments. The assumptions in our model included different recovery periods, ranging from 11 months to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.1% to 4.4%, and illiquidity, ranging from 0.3% to 4.0%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in ARS by approximately $1.9 million. An increase to the discount rate and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $8.7 million.
Liquidity and Capital Resources
Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our uses of cash include the development of aerie by American Eagle and 77kids by american eagle and distribution center, information technology and home office projects. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include new brand concept development, including the further development of 77kids by american eagle.
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
The following sets forth certain measures of our liquidity:

	July 31,	January 30,	August 1,
	2010	2010	2009
Working Capital (in 000’s)	$631,585	$758,075	$634,361
Current Ratio	2.91	2.85	2.60
The decrease in working capital as of July 31, 2010, compared to January 30, 2010, resulted primarily from the use of cash for the repurchase of common stock as part of our publicly announced programs and from the elimination of our notes payable balance due to the voluntary repayment of $30.0 million on our demand line borrowings.
Cash Flows from Operating Activities of Continuing Operations
Net cash provided by operating activities totaled $21.9 million and $90.8 million for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflows of cash for operations were for the payment of operational costs.
Cash Flows from Investing Activities of Continuing Operations
Investing activities for the 26 weeks ended July 31, 2010 included $39.3 million used for capital expenditures, partially offset by $27.9 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 26 weeks ended August 1, 2009 included $72.7 million used for capital expenditures, partially offset by $49.9 million from the sale of investments classified as available-for-sale.
Cash Flows from Financing Activities of Continuing Operations
Cash used for financing activities for the 26 weeks ended July 31, 2010 consisted primarily of $192.3 million for the repurchase of 14.0 million shares as part of our publicly announced repurchase program, $43.1 million for the payment of dividends, $30.0 million for the full repayment of our demand line borrowings and $18.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. Cash used for financing activities for the 26 weeks ended August 1, 2009 primarily included $41.4 million used for the payment of dividends.
Credit Facilities
We have borrowing agreements with four separate financial institutions under which we may borrow an aggregate of $310.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at our discretion. The expiration dates of the USD demand line facilities are April 20, 2011 and May 22, 2011. The $25.0 million CAD demand line was established during Fiscal 2009 and is provided at the discretion of the lender.
As of July 31, 2010, we had outstanding demand letters of credit of $51.2 million USD and no demand line borrowings. During the 26 weeks ended July 31, 2010, we made voluntary repayments of $30.0 million on our demand line borrowings, reducing the outstanding balance to $0.
The availability of any future borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand lines was 2.1%.
Capital Expenditures
Capital expenditures for the 26 weeks ended July 31, 2010 were $39.3 million and included $23.8 million related to investments in our AE stores, including 13 new AE and aerie stores in the United States and Canada, five new 77kids stores in the United States and 13 remodeled stores in the United States and Canada. Additionally, we continued to support our infrastructure growth by investing in the improvement and expansion of our distribution centers ($9.5 million), information technology initiatives ($4.3 million) and other home office projects ($1.7 million).
For Fiscal 2010, we expect capital expenditures to be in the range of $90 million to $110 million with approximately half of the amount relating to investments in our stores.

Stock Repurchases
During Fiscal 2007, our Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. We repurchased 18.7 million shares during Fiscal 2007 and the authorization related to 11.3 million shares expired in Fiscal 2009. We repurchased 14.0 million shares as part of our publicly announced repurchase programs during the 26 weeks ended July 31, 2010 for approximately $192.3 million, at a weighted average price of $13.73 per share. As of July 31, 2010, we had 16.0 million shares remaining authorized for repurchase. These shares will be repurchased at our discretion. The authorization relating to the 16.0 million shares remaining under the program expires at the end of Fiscal 2010.
During the 26 weeks ended July 31, 2010 and August 1, 2009, we repurchased approximately 1.0 million and 14,000 shares, respectively, from certain employees at market prices totaling $18.0 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan.
The aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the 13 weeks ended July 31, 2010, our Board declared a quarterly cash dividend of $0.11 per share, which was paid on July 9, 2010.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2009 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 31, 2010.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 2, 2010 through May 29, 2010)	—	$—	—	26,000,000
Month #2 (May 30, 2010 through July 3, 2010)	6,718,600	$12.11	6,718,600	19,281,400
Month #3 (July 4, 2010 through July 31, 2010)	3,282,870	$11.86	3,281,400	16,000,000

Total	10,001,470	$12.03	10,000,000	16,000,000

(1)	Shares purchased during Month #2 included 6.7 million shares repurchased as part of our publicly announced share repurchase program. Shares purchased during Month #3 included 1,470 shares repurchased from employees for the payment of taxes in connection with the vesting of share-based payments and 3.3 million shares purchased as a part of our publicly announced share repurchase program.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2008, our Board authorized the repurchase of 30.0 million shares of our common stock. The authorization of the remaining 16.0 million shares that may yet be purchased under the program expires at the end of Fiscal 2010.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 101	Interactive Data File

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 25, 2010
American Eagle Outfitters, Inc.
(Registrant)

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson

Joan Holstein Hilson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)