Form 10-Q
period 2010-10-30
AMERICAN EAGLE OUTFITTERS INC
filed 2010-11-19
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,687,722 Common Shares were outstanding at November 12, 2010.

AMERICAN EAGLE OUTFITTERS, INC.

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets: October 30, 2010, January 30, 2010 and October 31, 2009	3

Consolidated Statements of Operations and Retained Earnings: 13 and 39 weeks ended October 30, 2010 and October 31, 2009	4

Consolidated Statements of Cash Flows: 39 weeks ended October 30, 2010 and October 31, 2009	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Reserved	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	36
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	October 30,	January 30,	October 31,
(In thousands, except per share amounts)	2010	2010	2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$630,775	$693,960	$512,603
Short-term investments	3,700	4,675	3,300
Merchandise inventory	409,509	326,454	425,415
Accounts receivable	40,346	34,746	46,584
Prepaid expenses and other	52,757	47,039	52,188
Deferred income taxes	50,910	60,156	54,362

Total current assets	1,187,997	1,167,030	1,094,452

Property and equipment, at cost, net of accumulated depreciation and amortization	652,361	713,142	741,019
Goodwill	11,395	11,210	11,165
Long-term investments	5,915	197,773	203,152
Non-current deferred income taxes	27,475	27,305	22,719
Other assets, net	23,981	21,688	23,401

Total assets	$1,909,124	$2,138,148	$2,095,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$196,504	$158,526	$198,978
Notes payable	—	30,000	50,000
Accrued compensation and payroll taxes	30,289	55,144	23,932
Accrued rent	71,133	68,866	67,983
Accrued income and other taxes	11,620	20,585	22,574
Unredeemed gift cards and gift certificates	20,266	39,389	19,632
Current portion of deferred lease credits	16,465	17,388	17,605
Other liabilities and accrued expenses	21,285	19,057	20,293

Total current liabilities	367,562	408,955	420,997
Non-current liabilities:
Deferred lease credits	81,730	89,591	93,607
Non-current accrued income taxes	36,302	38,618	36,265
Other non-current liabilities	22,246	22,467	21,734

Total non-current liabilities	140,278	150,676	151,606
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,559, 249,561 and 249,561 shares issued; 195,683, 206,832 and 206,781 shares outstanding, respectively	2,496	2,486	2,486

Contributed capital	543,265	554,399	538,007
Accumulated other comprehensive income	26,751	16,838	16,478
Retained earnings	1,745,912	1,764,049	1,726,531
Treasury stock, 53,876, 41,737 and 41,789 shares, respectively	(917,140)	(759,255)	(760,197)

Total stockholders’ equity	1,401,284	1,578,517	1,523,305

Total liabilities and stockholders’ equity	$1,909,124	$2,138,148	$2,095,908

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands, except per share amounts)	2010	2009	2010	2009
Net sales	$751,507	$736,011	$2,051,471	$1,984,488
Cost of sales, including certain buying, occupancy and warehousing expenses	439,198	431,836	1,241,758	1,202,812

Gross profit	312,309	304,175	809,713	781,676
Selling, general and administrative expenses	185,050	184,948	519,188	497,594
Depreciation and amortization expense	35,804	34,653	107,378	101,072

Operating income	91,455	84,574	183,147	183,010
Realized loss on sale of investment securities	(24,201)	—	(24,426)	(2,749)
Other income (expense), net	1,986	(451)	2,470	(3,939)

Total other-than-temporary impairment losses	—	(129)	(5,089)	(3,068)
Portion of loss recognized in other comprehensive income, before tax	—	129	3,841	2,843

Net impairment loss recognized in earnings	—	—	(1,248)	(225)

Income before income taxes	69,240	84,123	159,943	176,097
Provision for income taxes	36,049	16,175	65,047	42,316

Income from continuing operations	33,191	67,948	94,896	133,781

Loss from discontinued operations, net of tax	(167)	(8,789)	(41,287)	(24,083)

Net income	$33,024	$59,159	$53,609	$109,698

Basic income per common share
Income from continuing operations	$0.17	$0.33	$0.47	$0.65
Loss from discontinued operations	(0.00)	(0.04)	(0.20)	(0.12)

Net income per basic share	$0.17	$0.29	$0.27	$0.53

Diluted income per common share
Income from continuing operations	$0.17	$0.32	$0.46	$0.64
Loss from discontinued operations	(0.00)	(0.04)	(0.20)	(0.11)

Net income per diluted share	$0.17	$0.28	$0.26	$0.53

Cash dividends per common share	$0.11	$0.10	$0.32	$0.30

Weighted average common shares outstanding - basic	195,590	206,517	201,678	206,169
Weighted average common shares outstanding - diluted	197,323	209,393	203,539	208,663

Retained earnings, beginning	$1,735,503	$1,692,990	$1,764,049	$1,694,161
Net income	33,024	59,159	53,609	109,698
Cash dividends and dividend equivalents	(21,697)	(20,875)	(65,214)	(62,526)
Reissuance of treasury stock	(918)	(4,743)	(6,532)	(14,802)

Retained earnings, ending	$1,745,912	$1,726,531	$1,745,912	$1,726,531

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 30,	October 31,
(In thousands)	2010	2009
Operating activities:
Net income	$53,609	$109,698
Loss from discontinued operations	41,287	24,083

Income from continuing operations	$94,896	$133,781
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	110,247	102,616
Share-based compensation	21,929	18,985
Provision for deferred income taxes	5,222	(24,765)
Tax benefit from share-based payments	12,848	8,880
Excess tax benefit from share-based payments	(4,265)	(2,729)
Foreign currency transaction loss	44	6,537
Net impairment loss recognized in earnings	1,248	225
Realized loss on sale of investment securities	24,426	2,749
Changes in assets and liabilities:
Merchandise inventory	(89,988)	(128,156)
Accounts receivable	(7,454)	(5,080)
Prepaid expenses and other	(4,879)	8,580
Other assets, net	(677)	(1,317)
Accounts payable	40,326	50,025
Unredeemed gift cards and gift certificates	(18,916)	(23,028)
Deferred lease credits	(2,868)	8,748
Accrued compensation and payroll taxes	(24,379)	(5,161)
Accrued income and other taxes	(13,647)	12,342
Accrued liabilities	2,336	1,622

Total adjustments	51,553	31,073

Net cash provided by operating activities from continuing operations	146,449	164,854
Investing activities:
Capital expenditures	(65,363)	(105,955)
Sale of available-for-sale securities	177,472	77,014
Other investing activities	(1,849)	(1,108)

Net cash provided by (used for) by investing activities from continuing operations	110,260	(30,049)
Financing activities:
Payments on capital leases	(1,774)	(1,337)
Repayment of notes payable	(30,000)	(25,000)
Repurchase of common stock as part of publicly announced programs	(192,268)	—
Repurchase of common stock from employees	(18,024)	(230)
Net proceeds from stock options exercised	5,762	8,736
Excess tax benefit from share-based payments	4,265	2,729
Cash used to net settle equity awards	(6,434)	(1,414)
Cash dividends paid	(64,659)	(62,117)

Net cash used for financing activities from continuing operations	(303,132)	(78,633)

Effect of exchange rates changes on cash	1,553	2,846

Cash flows from discontinued operations
Net cash used for operating activities	(18,309)	(19,458)
Net cash used for investing activities	(6)	(299)
Net cash used for financing activities	—	—
Effect of exchange rate on cash	—	—

Net cash used for discontinued operations	(18,315)	(19,757)

Net (decrease) increase in cash and cash equivalents	(63,185)	39,261
Cash and cash equivalents — beginning of period	693,960	473,342

Cash and cash equivalents — end of period	$630,775	$512,603

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$36,262	$17,246
Cash paid during the period for interest	$191	$1,778
Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at October 30, 2010 and October 31, 2009 and for the 13 and 39 week periods ended October 30, 2010 and October 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2009 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those further described in the footnotes that follow) considered necessary for a fair presentation have been included.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At October 30, 2010, the Company operated in one reportable segment.
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
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for the Company at the beginning of Fiscal 2011. The adoption of ASU 2010-06 did not have a material impact on the disclosures within the Company’s Consolidated Financial Statements.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income/expense and foreign currency transaction gain/loss.
Other-than-Temporary Impairment
The Company evaluates its investments for impairment in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, the Company adopted ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“ASC 320-10-65”), which modifies the requirements for recognizing other-than-temporary impairment (“OTTI”) and changes the impairment model for debt securities. In addition, ASC 320-10-65 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). During the 39 weeks ended October 30, 2010, the Company recorded OTTI charges in earnings related to credit losses on its investment securities of $1.2 million. There was $0.2 million of net impairment loss recognized in earnings during the 39 weeks ended October 31, 2009.
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding net impairment losses recognized in earnings.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of October 30, 2010, short-term investments included auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months, based on notice from the issuer.
As of October 30, 2010, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS classified as available-for-sale that have experienced failed auctions or have long-term auction resets and the Company’s ARS Call Option related to investment sales during the 13 weeks ended October 30, 2010. The remaining contractual maturities of our long-term ARS investments are approximately 20 months and the ARS Call Option expires on October 29, 2013.
Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of OTTI losses related to credit losses, as defined by ASC 320, are considered by the Company to be realized losses. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Realized gains or losses are recognized separately on the Company’s Consolidated Statements of Operations as a realized gain or loss on sale of investment securities.
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
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open longer than one year. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets. During the 26 weeks ended July 31, 2010, the Company recorded asset impairment charges of $18.0 million related to the impairment of M+O stores. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. No asset impairment charges were recorded in the 13 weeks ended October 30, 2010.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.
Goodwill
As of October 30, 2010, the Company had approximately $11.4 million of goodwill compared to $11.2 million as of January 30, 2010. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, Intangibles- Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2010. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.
Gift Cards
The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended October 30, 2010 and October 31, 2009, the Company recorded $0.7 million and $1.0 million, respectively, of revenue related to gift card breakage. During the 39 weeks ended October 30, 2010 and October 31, 2009, the Company recorded $2.5 million and $4.2 million, respectively, of revenue related to gift card breakage.
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
Co-branded Credit Card and Customer Loyalty Program
The Company offers a co-branded credit card (the “AE Visa Card”) and a private label credit card (the “AE Credit Card”) under both the American Eagle and aerie brands. Both of these credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AE Visa Card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. On January 1, 2010, the Company modified the benefits of the AE Visa and AE Credit Card programs to make both credit cards a part of the rewards program. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AE Visa Card customers, who make purchases at other retailers where the card is accepted, earn additional discounts. Savings certificates are valid for 90 days from issuance.
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
Stock Repurchases
During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. The Company repurchased 18.7 million shares during Fiscal 2007 and the authorization related to 11.3 million shares expired in Fiscal 2009. At the beginning of Fiscal 2010, the Company had 30.0 million shares remaining authorized for repurchase.
The Company repurchased 14.0 million shares as part of its publicly announced repurchase programs during the 39 weeks ended October 30, 2010 for approximately $192.3 million, at a weighted average price of $13.73 per share. As of October 30, 2010, the Company had 16.0 million shares remaining authorized for repurchase. These shares may be repurchased at the Company’s discretion. The authorization relating to the 16.0 million shares remaining under the program expires at the end of Fiscal 2010.
During the 39 weeks ended October 30, 2010 and October 31, 2009, the Company repurchased approximately 1.0 million and 16,000 shares, respectively, from certain employees at market prices totaling $18.0 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan (the “2005 Plan”).
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

	October 30,	January 30,	October 31,
(In thousands)	2010	2010	2009
Cash and cash equivalents:
Cash	$157,921	$144,391	$82,942
Commercial paper	61,697	25,420	—
Treasury bills	100,393	119,988	100,000
Money-market	310,764	404,161	329,661

Total cash and cash equivalents	$630,775	$693,960	$512,603
Short-term investments:
Student-loan backed ARS	$—	$400	$—
State and local government ARS	3,700	4,275	3,300

Total short-term investments	$3,700	$4,675	$3,300
Long-term investments:
Student-loan backed ARS	$—	$149,031	$151,048
State and local government ARS	5,500	35,969	38,724
Auction rate preferred securities	—	12,773	13,380
ARS call option	415	—	—

Total long-term investments	$5,915	$197,773	$203,152

Total	$640,390	$896,408	$719,055

Proceeds from the sale of available-for-sale securities were $177.5 million and $77.0 million for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively. There were no purchases of available-for-sale securities during the 39 weeks ended October 30, 2010 or October 31, 2009.
The following table presents the unrealized losses and fair value of available-for-sale securities for which OTTI has not been recognized in earnings and the length of time that the securities were in a continuous unrealized loss position.

			Greater Than or
	Less Than 12 Months		Equal to 12 Months
	Gross Unrealized		Gross Unrealized
(In thousands)	Holding Losses	Fair Value	Holding Losses	Fair Value

October 30, 2010
State and local government ARS	$—	$—	$—	$—

Total (1)	$—	$—	$—	$—

October 31, 2009
Student-loan backed ARS	$(4,841)	$28,275	$(3,711)	$31,173
State and local government ARS	(220)	9,230	(206)	11,494
Auction rate preferred securities	—	—	(1,395)	13,380

Total (1)	$(5,061)	$37,505	$(5,312)	$56,047

(1)	Fair value excludes $9.2 million as of October 30, 2010 and $112.9 million as of October 31, 2009 of securities whose fair value approximates par.
As of October 30, 2010, the Company had a total of $640.4 million in cash and cash equivalents, short-term and long-term investments, including $9.2 million of investments in ARS whose fair value approximates par.
During the 13 weeks ended October 30, 2010, the Company liquidated $176.4 million par value ($163.3 million carrying value) of its available-for-sale securities. The Company received proceeds of $149.6 million plus accrued interest and recognized a net loss in its Consolidated Statements of Operations for the 13 weeks ended October 30, 2010 of $24.2 million, of which $10.9 million was previously included in OCI on the Company’s Consolidated Balance Sheet.

Relating to $119.7 million of the ARS securities sold during the 13 weeks ended October 30, 2010, the Company entered into a settlement agreement under which a financial institution (the “purchaser”) purchased the ARS at a discount to par, plus accrued interest. Additionally, under this agreement, the Company retained a right (the “ARS Call Option”), for a period ending October 29, 2013 to: (a) repurchase any or all of the ARS securities sold at the agreed upon purchase prices received from the purchaser plus accrued interest; and/or (b) receive additional proceeds from the purchaser upon certain redemptions of the ARS securities sold. The ARS Call Option is cancelable by the purchaser for additional cash consideration.
The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. As of October 30, 2010, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option is included as an offsetting amount within the net loss on liquidation of $24.2 million referenced above and is classified as a long-term investment on the Consolidated Balance Sheet as of October 30, 2010.
The Company continues to monitor the market for ARS and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record impairment charges on its remaining ARS investments.
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
As of October 30, 2010 and October 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS, ARPS and the ARS Call Option as described in Note 3 to the Consolidated Financial Statements.
In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 30, 2010 and October 31, 2009:

	Fair Value Measurements at October 30, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$157,921	$157,921	$—	$—
Commercial Paper	61,697	61,697	—	—
Treasury bills	100,393	100,393	—	—
Money-market	310,764	310,764	—	—

Total cash and cash equivalents	$630,775	$630,775	$—	$—
Short-term Investments
State and local government ARS	$3,700	$—	$—	$3,700

Total Short-term Investments	$3,700	$—	$—	$3,700
Long-term Investments
State and local government ARS	$5,500	$—	$—	$5,500
ARS call option	415	—	—	415

Total Long-term Investments	$5,915	$—	$—	$5,915

Total	$640,390	$630,775	$—	$9,615

	Fair Value Measurements at October 31, 2009
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$82,942	$82,942	$—	$—
Treasury bills	100,000	100,000	—	—
Money-market	329,661	329,661	—	—

Total cash and cash equivalents	$512,603	$512,603	$—	$—
Short-term Investments
State and local government ARS	$3,300	$—	$—	$3,300

Total Short-term Investments	$3,300	$—	$—	$3,300
Long-term Investments
Student-loan backed ARS	$151,048	$—	$—	$151,048
State and local government ARS	38,724	—	—	38,724
Auction rate preferred securities	13,380	—	—	13,380

Total Long-term Investments	$203,152	$—	$—	$203,152

Total	$719,055	$512,603	$—	$206,452

The Company uses a discounted cash flow model to value its Level 3 investments. At October 30, 2010, the assumptions in the Company’s model included different recovery periods, ranging from 8 to 20 months, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 0.4%, and illiquidity of 0.5%. At October 31, 2009, the assumptions in the Company’s model included different recovery periods, ranging from 12 months to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 7.5%, and illiquidity, ranging from 0.3% to 1.0%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.
As a result of the discounted cash flow analysis, during the 39 weeks ended October 30, 2010, the Company recognized a net impairment of $0.6 million. The total cumulative impairment recognized in OCI prior to the Company’s liquidation of $176.4 million par value ($163.3 million carrying value) available-for-sale securities during the 13 weeks ended October 30,

2010 was $10.9 million ($6.8 million, net of tax). Total cumulative impairment recognized in OCI at the end of Fiscal 2009 was $10.3 million ($6.4 million, net of tax). The increase in temporary impairment was primarily driven by unfavorable changes in the discount rate. These amounts were previously recorded in OCI and resulted in a decrease in the investments’ estimated fair values. As a result of a credit rating downgrade on a student-loan backed ARS, the Company also recorded a net impairment loss in earnings of $1.2 million during the 39 weeks ended October 30, 2010.
As previously described in Note 3 to the Consolidated Financial Statements, the Company liquidated $176.4 million par value ($163.3 million carrying value) of its available-for-sale securities. Through the liquidation, the Company received proceeds of $149.6 million plus accrued interest and recognized a loss in its consolidated financial statements of operations for the 13 weeks ended October 30, 2010 of $24.2 million, net of the ARS Call Option gain of $0.4 million. The recognized loss included all $10.9 million of cumulative impairment which was previously included in OCI on the Consolidated Balance Sheet.
The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was also estimated using a discounted cash flow model. The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS. The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Future changes in the fair values of the ARS Call Option will be recorded within the Consolidated Statements of Operations.
The following table presents a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings:

39 Weeks Ended
(In thousands)	October 30, 2010
Beginning balance of credit losses previously recognized in earnings	$940
Year-to-date OTTI credit losses recognized in earnings	1,248

Ending balance of cumulative credit losses recognized in earnings	$2,188

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed	Auction-
		Rate	Auction-	Rate
		Municipal	Rate	Preferred	ARS Call
(In thousands)	Total	Securities	Securities	Securities	Option

Carrying Value at January 30, 2010	$202,448	$40,244	$149,431	$12,773	$—
Settlements	(177,472)	(29,101)	(141,246)	(7,125)	—
Gains and (losses):
Reported in earnings	(25,674)	(2,399)	(16,755)	(6,935)	415
Reported in OCI	10,313	456	8,570	1,287	—

Balance at October 30, 2010	$9,615	$9,200	$—	$—	$415

Carrying Value at January 31, 2009	$251,007	$69,970	$169,254	$11,783	$—
Settlements	(69,250)	(28,150)	(41,100)	—	—
Gains and (losses):
Reported in earnings	(225)	—	—	(225)	—
Reported in OCI	24,920	204	22,894	1,822	—

Balance at October 31, 2009	$206,452	$42,024	$151,048	$13,380	$—

Non-Financial Assets and Liabilities
The Company’s non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 30, 2010, the Company concluded that its goodwill was not impaired. During the 13 and 39 weeks ended October 30, 2010, there were no triggering events that prompted an asset impairment test of the Company’s goodwill.
Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Based on the decision to close all M+O stores in Fiscal 2010, the Company determined that the M+O stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. Therefore, during the 26 weeks ended July 31, 2010, the M+O stores not previously impaired were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. The loss on impairment of assets was recorded within Loss from Discontinued Operations for the 39 weeks ended October 30, 2010. The fair value of those stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.
Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.
5. Earnings per Share
ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share (“ASC 260”). Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. For the 13 and 39 weeks ended October 30, 2010 and October 31, 2009, the application of ASC 260-10-45 resulted in no change to basic EPS or diluted EPS.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands, except per share amounts)	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic number of common shares outstanding	195,590	206,517	201,678	206,169
Dilutive effect of stock options and non-vested restricted stock	1,733	2,876	1,861	2,494

Dilutive number of common shares outstanding	197,323	209,393	203,539	208,663

Basic net income per common share
Net income	$33,024	$59,159	$53,609	$109,698
Less: Income allocated to participating securities	—	194	93	219

Net income available to common shareholders	$33,024	$58,965	$53,516	$109,479

Basic net income per common share	$0.17	$0.29	$0.27	$0.53

Dilutive net income per common share
Net income	$33,024	$59,159	$53,609	$109,698
Less: Income allocated to participating securities	—	191	93	149

Net income available to common shareholders	$33,024	$58,968	$53,516	$109,549

Dilutive net income per common share	$0.17	$0.28	$0.26	$0.53

Equity awards to purchase approximately 6.9 million and 7.9 million shares of common stock during the 13 and 39 weeks ended October 30, 2010, respectively, and approximately 6.6 million and 6.7 million shares of common stock during the 13 and 39 weeks ended October 31, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
Approximately 0.8 million shares of restricted stock units for both the 13 and 39 weeks ended October 30, 2010 and approximately 1.4 million shares of restricted stock for both the 13 and 39 weeks ended October 31, 2009 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, there were approximately 27,000 shares for the 39 weeks ended October 30, 2010 of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
6. Property and Equipment
Property and equipment consists of the following:

	October 30,	January 30,	October 31,
(In thousands)	2010	2010	2009
Property and equipment, at cost	$1,414,453	$1,394,806	$1,397,961
Less: Accumulated depreciation and amortization	(762,092)	(681,664)	(656,942)

Net property and equipment	$652,361	$713,142	$741,019

7. Note Payable and Other Credit Arrangements
The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $310.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion. The expiration dates of the USD demand line facilities are April 20, 2011 and May 22, 2011 and the $25.0 million CAD demand line has an expiration date of November 20, 2010.
As of October 30, 2010, the Company had outstanding demand letters of credit of $42.1 million USD and no demand line borrowings.
The availability of any future borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand line for outstanding borrowings during Fiscal 2010 was 2.1%.

8. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009
Net income	$33,024	$59,159	$53,609	$109,698
Other comprehensive income:
Temporary impairment reversal (loss) related to auction-rate securities, net of tax (1)	—	3,369	(1,180)	15,318
Reclassification adjustment for realized losses in net income related to ARS, net of tax (2)	6,722	—	6,722	—
Reclassification adjustment for OTTI charges realized in net income related to ARS, net of tax (3)	—	—	819	139
Foreign currency translation adjustment	779	(2,458)	3,552	15,410

Other comprehensive income:	7,501	911	9,913	30,867

Total comprehensive income	$40,525	$60,070	$63,522	$140,565

(1)	Amounts are shown net of tax of ($2.1) million for the 13 weeks ended October 31, 2009. Amounts are shown net of tax of $0.6 million and ($9.5) million for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively.

(2)	Amounts are shown net of tax of ($4.2) million for both the 13 and 39 weeks ended October 30, 2010.

(3)	Amounts are shown net of tax of ($0.4) million and ($0.1) million for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively.
9. Share-Based Compensation
The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.
Total share-based compensation expense from continuing operations included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 30, 2010 was $3.5 million ($2.2 million, net of tax) and $21.9 million ($13.5 million, net of tax) and for the 13 and 39 weeks ended October 31, 2009 was $9.8 million ($6.0 million, net of tax) and $19.0 million ($11.7 million, net of tax), respectively.
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

A summary of the Company’s stock option activity for the 39 weeks ended October 30, 2010 follows:

	39 Weeks Ended
	October 30, 2010
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding — January 30, 2010	14,904,942	$15.01
Granted	1,381,246	$17.04
Exercised (1)	1,149,208	$8.46
Cancelled	3,011,303	$15.28

Outstanding — October 30, 2010	12,125,677	$15.79	3.9	$40,703

Vested and expected to vest — October 30, 2010	11,873,169	$15.82	3.8	$39,950

Exercisable — October 30, 2010	3,619,178	$7.37	2.4	$31,304

(1)	Options exercised during the 39 weeks ended October 30, 2010 had exercise prices ranging from $4.68 to $17.51.
The weighted-average grant date fair value of stock options granted during the 39 weeks ended October 30, 2010 and October 31, 2009 was $5.19 and $3.55, respectively. The aggregate intrinsic value of options exercised during the 39 weeks ended October 30, 2010 and October 31, 2009 was $10.7 million and $11.4 million, respectively.
Cash received from the exercise of stock options was $5.8 million for the 39 weeks ended October 30, 2010 and $8.7 million for the 39 weeks ended October 31, 2009. The actual tax benefit realized from stock option exercises totaled $12.8 million for the 39 weeks ended October 30, 2010 and $8.9 million for the 39 weeks ended October 31, 2009.
The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	October 30	October 31,
Black-Scholes Option Valuation Assumptions	2010	2009
Risk-free interest rate (1)	2.3%	1.7%
Dividend yield	2.1%	3.9%
Volatility factor (2)	40.2%	62.1%
Weighted-average expected term (3)	4.5 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding, based on historical experience.

(4)	Based upon historical experience.
As of October 30, 2010, there was $5.4 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.
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
A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	39 Weeks Ended		39 Weeks Ended
	October 30, 2010		October 30, 2010
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 30, 2010	1,883	$13.28	989,664	$9.66
Granted	—	—	—	—
Vested	—	—	(989,664)	9.66
Cancelled	1,883	13.28	—	—

Nonvested — October 30, 2010	—	—	—	—

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	October 30, 2010		October 30, 2010
		Weighted-Average Grant		Weighted-Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 30, 2010	1,668,092	$9.79	406,231	$9.82
Granted	1,098,844	17.39	312,363	17.24
Vested	(1,650,077)	9.79	—	—
Cancelled	(92,487)	17.46	(77,465)	15.45

Nonvested — October 30, 2010	1,024,372	$17.25	641,129	$12.75
As of October 30, 2010, there was $15.3 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.4 years.
As of October 30, 2010, the Company had 25.9 million shares available for all equity grants.
10. Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended October 30, 2010 was 52.1% compared to 19.2% for the 13 weeks ended October 31, 2009. The effective income tax rate from continuing operations based on actual operating results for the 39 weeks ended October 30, 2010 was 40.7% compared to 24.0% for the 39 weeks ended October 31, 2009. The increase in the effective income tax rate for Fiscal 2010 was primarily due to losses on the sale of certain ARS investments in which no income tax benefit was recognized. Additionally, the effective income tax rate was lower in Fiscal 2009 due to the tax benefit associated with the repatriation of foreign earnings as well as federal and state income tax settlements and other changes in income tax reserves.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. There were no significant changes in unrecognized tax benefits during the 39 weeks ended October 30, 2010. Unrecognized tax benefits decreased by $7.3 million during the 39 weeks ended October 31, 2009, primarily due to federal and state income tax settlements and other changes in income tax reserves. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.
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
Costs associated with exit or disposal activities are recorded when incurred. A summary of the exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for the 39 weeks ended October 30, 2010 are included in the table as follows. Results from discontinued operations were nominal for the 13 weeks ended October 30, 2010.

39 Weeks Ended
October 30,
(In thousands)	2010
Non-cash charges
Asset impairments	$17,980
Cash charges
Lease-related charges (1)	15,377
Inventory charges	2,422
Severence charges	7,660

Total charges	$43,439

(1)	Presented net of the reversal of non-cash lease credits.
A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

October 30,
(In thousands)	2010
Accrued liability as of January 30, 2010	$—
Add: Costs incurred, excluding non-cash charges	30,879
Less: Cash payments	(28,398)

Accrued liability as of October 30, 2010 (1)	$2,481

(1)	Accrued liability at October 30, 2010 consists of $0.1 million of severance and employee related charges recorded as a current liability within Accrued Compensation and Payroll Taxes and $2.4 million of lease-related charges recorded as a current liability within Accrued Rent. These amounts are expected to be paid during Fiscal 2010.
The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for 13 and 39 weeks ended October 30, 2010 and October 31, 2009, respectively.

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009
Net sales	$—	$12,951	$21,881	$34,056

Loss from discontinued operations, before income taxes	(271)	(14,268)	(66,959)	(39,041)
Income tax benefit	104	5,479	25,672	14,958

Loss from discontinued operations, net of tax	$(167)	$(8,789)	$(41,287)	$(24,083)

Loss per common share from discontinued operations:
Basic	$—	$(0.04)	$(0.20)	$(0.12)
Diluted	$—	$(0.04)	$(0.20)	$(0.11)
The major classes of assets and liabilities included in the Consolidated Balance Sheets for M+O as of October 30, 2010, January 30, 2010 and October 31, 2009 is as follows.

	October 30,	January 30,	October 31,
(In thousands)	2010	2010	2009
Current assets	$226	$13,378	$18,051
Non-current assets	—	21,227	41,095

Total assets	$226	$34,605	$59,146

Total current liabilities	$2,793	$6,110	$7,436
Total non-current liabilities	—	4,604	4,728

Total liabilities	$2,793	$10,714	$12,164

13. Subsequent Events
The Company has evaluated the existence of subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the 13 and 39 week periods ended October 30, 2010 and October 31, 2009, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 30, 2010 and October 31, 2009, and the related consolidated statements of operations and retained earnings for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009 and the consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2010 and October 31, 2009. These financial statements are the responsibility of the Company’s management.
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
November 19, 2010

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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of 14 new American Eagle stores, 11 new aerie stores, and nine new 77kids stores in the United States and Canada during Fiscal 2010;

•	the selection of approximately 25 to 35 American Eagle stores in the United States and Canada for remodeling during Fiscal 2010;

•	the planned closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2010;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle stores and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility of growth through acquisitions, internally developing additional new brands, and/or engaging in future franchise agreements;

•	the possibility that we may be required to take temporary or other-than-temporary impairment charges relating to our investment securities;

•	the possibility that our credit facilities may not be available for future borrowings; and

•	the possibility that we may be required to take store impairment charges related to underperforming stores.
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
Key Performance Indicators
Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:
Comparable store sales — Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle and aerie stores are included in comparable store sales. Sales from AEO Direct are not included in comparable store sales.
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
Results of Operations
Overview
The third quarter demonstrated progress toward driving our brands forward, while enhancing overall profitability. The increase in operating income reflects the initial positive impact of recent activities including improved merchandising, efficient inventory management, organizational streamlining and expense reductions.
We experienced growth in both sales and gross margin during the quarter. Strong sales performance during the peak back-to-school selling period resulted in a 1% increase in comparable store sales. Merchandise margin was improved over last year resulting from lower markdown activity.
Operating income for the 13 weeks ended October 30, 2010 was $91.5 million compared to $84.6 million last year. As a rate to sales, operating income was 12.2% for the 13 weeks ended October 30, 2010 compared to 11.5% for the 13 weeks ended October 31, 2009. The 70 basis point increase in operating margin is due to our positive comparable store sales for the 13 weeks ended October 30, 2010, our improved gross margin and the positive impact of our expense reduction initiatives.
Income from continuing operations for the 13 weeks ended October 30, 2010 was $33.2 million, or $0.17 per diluted share, and includes a $0.12 per diluted share realized loss from the sale of investment securities related to our ARS liquidation. This compares to income from continuing operations for the 13 weeks ended October 31, 2009 of $67.9 million, or $0.32 per diluted share, and includes a $0.07 per diluted share tax benefit related to the repatriation of earnings from Canada.
Net income for the 13 weeks ended October 30, 2010 was $33.0 million compared to $59.2 million for the 13 weeks ended October 31, 2009. Net income for the 13 weeks ended October 30, 2010 and October 31, 2009 includes the Loss from Discontinued Operations related to MARTIN+OSA (“M+O”) of $0.2 million and $8.8 million, respectively.
We had $640.4 million in cash and cash equivalents, short-term and long-term investments as of October 30, 2010. This includes $9.2 million of investments in auction rate securities (“ARS”).
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.
The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	58.4	58.7	60.5	60.6

Gross profit	41.6	41.3	39.5	39.4
Selling, general and administrative expenses	24.6	25.1	25.3	25.1
Depreciation and amortization expense	4.8	4.7	5.3	5.1

Operating income	12.2	11.5	8.9	9.2
Realized loss on sale of investment securities	(3.2)	—	(1.2)	(0.1)
Other income (expense), net	0.2	(0.1)	0.1	(0.2)
Net impairment loss recognized in earnings	—	—	—	—

Income before income taxes	9.2	11.4	7.8	8.9
Provision for income taxes	4.8	2.2	3.2	2.2

Income from continuing operations	4.4	9.2	4.6	6.7
Loss from discontinued operations, net of tax	—	(1.2)	(2.0)	(1.2)

Net income	4.4%	8.0%	2.6%	5.5%

The following table shows our consolidated store data for the 39 weeks ended October 30, 2010 and October 31, 2009.

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Number of stores:
Beginning of period	1,083	1,114	1,103	1,098
Opened	10	5	28	28
Closed (1)	(4)	(2)	(42)	(9)

End of Period	1,089	1,117	1,089	1,117

Total gross square feet at end of period	6,323,099	6,462,921	6,323,099	6,462,921

(1)	Closed stores during the 39 weeks ended October 30, 2010 include all 28 M+O stores.
Our operations are conducted in one reportable segment, which includes 935 U.S. and Canadian AE retail stores, 147 aerie stand-alone retail stores, seven 77kids retail stores and AEO Direct.
Comparison of the 13 weeks ended October 30, 2010 to the 13 weeks ended October 31, 2009
Net Sales
Net sales for the 13 weeks ended October 30, 2010 increased 2% to $751.5 million compared to $736.0 million for the 13 weeks ended October 31, 2009.
Our comparable store sales increased 1% for the 13 weeks ended October 30, 2010. The increase in comparable store sales was primarily a result of strong performance during the peak back-to-school selling period. For the AE brand, improved assortments translated to an increase in the number of transactions and average transaction value. This was driven by both average unit retail price and unit sales increases. AE women’s comparable store sales increased in the low single-digits while AE men’s comparable store sales declined in the low single-digits.
Gross Profit
Gross profit for the 13 weeks ended October 30, 2010 increased to $312.3 million, or 41.6% as a rate to net sales, compared to $304.2 million, or 41.3% as a rate to net sales last year. Merchandise margin improved by 90 basis points, driven by lower markdowns. Buying occupancy and warehousing expense increased 60 basis points, primarily due to new stores, which included our newest flagship store in the SoHo district of Manhattan.
There was $1.1 million of share-based payment expense for the 13 weeks ended October 30, 2010 included in gross profit compared to $2.3 million for the 13 weeks ended October 31, 2009.
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
Selling, General and Administrative Expenses
Selling, general and administrative expense for the 13 weeks ended October 30, 2010, was $185.1 million compared to $184.9 million last year and improved by 50 basis points to 24.6% as a percent to net sales from 25.1% last year. The lower rate is due to the positive impact of expense reductions, partially offset by severance and related charges, as well as our investment in mall and outdoor advertising to support the strength of our AE denim assortment during the fall and holiday seasons.
There was $2.4 million of share-based payment expense included in selling, general and administrative expenses compared to $7.5 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales was 4.8% for the 13 weeks ended October 30, 2010, compared to 4.7% for the corresponding period last year. Depreciation and amortization expense increased to $35.8 million compared to $34.7 million last year. The increase in expense is primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers and other home office projects. As a rate to net sales, the increase is attributed to the factors noted above, partially offset by the impact of positive comparable store sales.
Other Income (Expense), Net
Other income, net was $2.0 million for the 13 weeks ended October 30, 2010 compared to net expense of $0.5 million for the 13 weeks ended October 31, 2009. The change is primarily due to fluctuations in foreign currency transactions.
Realized Loss on Sale of Investment Securities
The realized loss on the sale of investment securities was $24.2 million, or $0.12 per diluted share, for the 13 weeks ended October 30, 2010.
During the 13 weeks ended October 30, 2010, we liquidated 95% of our ARS investment portfolio. Our ARS investment portfolio was originally purchased as highly liquid short-term instruments. Due to the deterioration of the ARS market and ARS investments experiencing failed auctions or long-term auction resets, our ARS investment portfolio was subsequently classified as long-term, with a weighted average contractual maturity of approximately 26 years. This liquidation allowed us to convert substantially our entire ARS investment portfolio to short-term liquid assets, with total cash proceeds of $149.6 million plus accrued interest and a net realized loss of $24.2 million for the liquidation.
Provision for Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended October 30, 2010 was 52.1% compared to 19.2% for the 13 weeks ended October 31, 2009. The increase in the effective income tax rate for the 13 weeks ended October 30, 2010 was primarily due to losses on the sale of certain ARS investments in which no income tax benefit was recognized. Additionally, the effective income tax rate was lower in the 13 weeks ended October 31, 2009 due to the tax benefit associated with the repatriation of foreign earnings as well as federal and state income tax settlements and other changes in income tax reserves.

Income from Continuing Operations
Income from continuing operations for the 13 weeks ended October 30, 2010 was $33.2 million, or $0.17 per diluted share, and includes a $0.12 per diluted share realized loss from the sale of investment securities related to our ARS liquidation as noted previously. Income from continuing operations for the 13 weeks ended October 31, 2009 was $67.9 million, or $0.32 per diluted share, which includes a $0.07 per diluted share tax benefit related to the repatriation of earnings from Canada last year.
Loss from Discontinued Operations
We completed the closure of M+O stores and related e-commerce operations during the 13 weeks ended July 31, 2010. Accordingly, the after-tax operating results and closure charges appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $0.2 million and $8.8 million for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively.
Refer to the “Closure of MARTIN+OSA” caption below for additional information regarding the discontinued operations for M+O.
Net Income
Net income decreased to $33.0 million, or 4.4% as a percent to net sales, from $59.2 million, or 8.0% as a percent to net sales last year. Net income per diluted share decreased to $0.17 from $0.28 in the prior year. The decreases are attributable to the factors noted above.
Comparison of the 39 weeks ended October 30, 2010 to the 39 weeks ended October 31, 2009
Net Sales
Net sales for the 39 weeks ended October 30, 2010 increased 3% to $2.051 billion compared to $1.984 billion for the 39 weeks ended October 31, 2009. The increase in net sales resulted primarily from a 1% increase in comparable store sales during the 13 weeks ended October 30, 2010 as a result of strong sales performance during the peak back-to-school shopping period and the 2% increase in comparable store sales in the first half of Fiscal 2010.
Gross Profit
Gross profit for the 39 weeks ended October 30, 2010 increased 4% to $809.7 million, or 39.5% as a rate to net sales, compared to $781.7 million, or 39.4% as a rate to net sales last year. Merchandise margin increased 50 basis points due to a decrease in merchandise markdowns. Buying, occupancy and warehousing expense increased 40 basis points primarily due to new stores.
There was $6.3 million of share-based payment expense for the 39 weeks ended October 30, 2010 included in gross profit compared to $6.1 million for the 39 weeks ended October 31, 2009.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the 39 weeks ended October 30, 2010, increased to $519.2 million from $497.6 million and increased 20 basis points to 25.3% as a percent to net sales from 25.1% last year. The higher rate is primarily due to the impact of the timing of contract-based equity grants incurred in the first half of Fiscal 2010 as well as severance and related charges incurred.
There was $15.6 million of share-based payment expense included in selling, general and administrative expenses compared to $12.9 million last year.

Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales was 5.3% for the 39 weeks ended October 30, 2010 compared to 5.1% for the corresponding period last year. Depreciation and amortization expense increased to $107.4 million compared to $101.1 million last year. The increase is primarily due to a greater property and equipment base driven by our level of capital expenditures related to new stores, as well as the completion of information technology, distribution centers and other home office projects. As a rate to net sales, the increase is attributed to the factors noted above, partially offset by the impact of positive comparable store sales.
Other Income (Expense), Net
Other income, net was $2.5 million for the 39 weeks ended October 30, 2010 compared to net expense of $3.9 million for the 39 weeks ended October 31, 2009, primarily due to the impact of a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation last year.
Realized Loss on Sale of Investment Securities
Realized loss on sale of investment securities was $24.4 million for the 39 weeks ended October 30, 2010, compared to $2.7 million for the 39 weeks ended October 31, 2009.
During the 13 and 39 weeks ended October 30, 2010, we liquidated 95% of our ARS investment portfolio. Our ARS investment portfolio was originally purchased as highly liquid short-term instruments. Due to the deterioration of the ARS market and ARS investments experiencing failed auctions or long-term auction resets, our ARS investment portfolio was subsequently classified as long-term, with a weighted average contractual maturity of approximately 26 years. This liquidation allowed us to convert substantially our entire ARS investment portfolio to short-term liquid assets, with total cash proceeds of $149.6 million plus accrued interest and a net realized loss of $24.2 million for the liquidation.
Additionally, in the first half of Fiscal 2010 we liquidated $28.1 million of ARS investments for proceeds of $27.9 million and a total realized loss of $0.2 million.
Net Impairment Loss Recognized in Earnings
Net impairment loss recognized in earnings relating to our investment securities was $1.2 million for the 39 weeks ended October 30, 2010, compared to $0.2 million for the 39 weeks ended October 31, 2009.
Refer to the Fair Value Measurements caption below for additional information.
Provision for Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 39 weeks ended October 30, 2010 was 40.7% compared to 24.0% for the 39 weeks ended October 31, 2009. The increase in the effective income tax rate for the 39 weeks ended October 30, 2010 was primarily due to losses on the sale of certain ARS investments in which no income tax benefit was recognized. Additionally, the effective income tax rate was lower in the 39 weeks ended October 31, 2009 due to the tax benefit associated with the repatriation of foreign earnings as well as federal and state income tax settlements and other changes in income tax reserves.
Income from Continuing Operations
Income from continuing operations for the 39 weeks ended October 30, 2010 was $94.9 million, or $0.46 per diluted share, and includes a $0.12 per diluted share loss from the sale of investment securities related to our ARS liquidation as discussed above. Income from continuing operations for the 39 weeks ended October 31, 2009 was $133.8 million, or $0.64 per diluted share, and includes $0.11 per diluted share of tax benefits and a $0.01 per diluted share realized loss on the sale of investment securities last year.
Loss from Discontinued Operations
We completed the closure of M+O stores and related e-commerce operation during the 13 weeks ended July 31, 2010. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of

Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $41.3 million and $24.1 million for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively. Loss from Discontinued Operations for the 39 weeks ended October 30, 2010 includes pre-tax closure charges of $43.4 million. Included in the pre-tax charges were lease-related items of $15.4 million and $7.6 million for severance and other employee-related charges, $2.4 million in inventory charges and a non-cash asset impairment charge of $18.0 million.
Refer to the “Closure of MARTIN+OSA” caption below for additional information regarding the discontinued operations for M+O.
Net Income
Net income decreased to $53.6 million from $109.7 million. Net income per diluted share decreased to $0.26 from $0.53 in the prior year. The decreases are attributable to the factors noted above.
Closure of MARTIN+OSA
On March 5, 2010, our Board of Directors approved management’s recommendation to proceed with the closure of the M+O brand. We notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. We completed the closure of the M+O stores and e-commerce operation during the 13 weeks ended July 31, 2010 and the Consolidated Financial Statements reflect the presentation of M+O as a discontinued operation.
The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for 13 and 39 weeks ended October 30, 2010 and October 31, 2009, respectively.

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009
Net sales	$—	$12,951	$21,881	$34,056

Loss from discontinued operations, before income taxes	(271)	(14,268)	(66,959)	(39,041)
Income tax benefit	104	5,479	25,672	14,958

Loss from discontinued operations, net of tax	$(167)	$(8,789)	$(41,287)	$(24,083)

Loss per common share from discontinued operations:
Basic	$—	$(0.04)	$(0.20)	$(0.12)
Diluted	$—	$(0.04)	$(0.20)	$(0.11)
International Expansion
In Fiscal 2009, we entered into an international franchise agreement with Alshaya Trading Co., to open a series of American Eagle stores in the Middle East, Northern Africa and Eastern Europe over the next several years. The first two franchised stores opened during the 13 weeks ended May 1, 2010 in Dubai and Kuwait City.
During the first half of Fiscal 2010, we entered a franchise arrangement with Dickson Concepts (International) Limited to open a series of American Eagle stores in Hong Kong, China and Macau. Also in Fiscal 2010, we entered into a separate franchise arrangement with Fox-Wizel, Ltd. to open a series of stores in Israel. These franchise arrangements do not involve a capital investment from AEO and require minimal operational involvement.
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
As of October 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS, auction rate preferred securities and the ARS Call Option as described in Note 3 to the Consolidated Financial Statements.
In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 30, 2010:

	Fair Value Measurements at October 30, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents
Cash	$157,921	$157,921	$—	$—
Commercial Paper	61,697	61,697	—	—
Treasury bills	100,393	100,393	—	—
Money-market	310,764	310,764	—	—

Total cash and cash equivalents	$630,775	$630,775	$—	$—
Short-term Investments
State and local government ARS	$3,700	$—	$—	$3,700

Total Short-term Investments	$3,700	$—	$—	$3,700
Long-term Investments
State and local government ARS	$5,500	$—	$—	$5,500
ARS call option	415	—	—	415

Total Long-term Investments	$5,915	$—	$—	$5,915

Total	$640,390	$630,775	$—	$9,615

We use a discounted cash flow model to value our Level 3 investments. At October 30, 2010, the assumptions in our model included different recovery periods, ranging from 8 months to 20 months, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 0.4%, and illiquidity of 0.5%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation and related charge. For example, an increase in the recovery period by one year would reduce the fair value of our investment in ARS by approximately $0.6 million. An increase to the discount rate and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $0.4 million.
The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was also estimated using a discounted cash flow model. The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS. The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Future changes in the fair values of the ARS Call Option will be recorded within the Consolidated Statements of Operations.

Liquidity and Capital Resources
Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our uses of cash include the development of aerie by American Eagle and 77kids by american eagle. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include new brand concept development, including the further development of 77kids by american eagle.
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
The following sets forth certain measures of our liquidity:

	October 30,	January 30,	October 31,
	2010	2010	2009
Working Capital (in 000’s)	$820,435	$758,075	$673,455
Current Ratio	3.23	2.85	2.60
The increase in working capital as of October 30, 2010, compared to January 30, 2010, resulted primarily from the cash provided from operations for the 39 weeks ended October 30, 2010 and the proceeds from the sale of our available-for-sale securities of $177.5 million. This was partially offset by the use of cash for the repurchase of common stock as part of our publicly announced programs, capital expenditures and dividends, as well as the use of cash for the elimination of our notes payable balance due to the voluntary repayment of $30.0 million on our demand line borrowings.
Cash Flows from Operating Activities of Continuing Operations
Net cash provided by operating activities totaled $146.4 million and $164.9 million for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflows of cash for operations were for the payment of operational costs.
Cash Flows from Investing Activities of Continuing Operations
Cash provided by investing activities for the 39 weeks ended October 30, 2010 included $177.5 million of proceeds from the sale of investments classified as available for sale, partially offset by $65.4 million used for capital expenditures. Cash used for investing activities for the 39 weeks ended October 31, 2009 included $106.0 million used for capital expenditures, partially offset by $77.0 million of proceeds from the sale of investments classified as available-for-sale.
Cash Flows from Financing Activities of Continuing Operations
Cash used for financing activities for the 39 weeks ended October 30, 2010 consisted primarily of $192.3 million for the repurchase of 14.0 million shares as part of our publicly announced repurchase program, $64.7 million for the payment of dividends, $30.0 million for the full repayment of our demand line borrowings and $18.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. Cash used for financing activities for the 39 weeks ended October 31, 2009 primarily included $62.1 million used for the payment of dividends and $25.0 million for the partial repayment of our $75.0 million demand line borrowings.
Credit Facilities
We have borrowing agreements with four separate financial institutions under which we may borrow an aggregate of $310.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit facilities, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion. The expiration dates of the USD demand line facilities are April 20, 2011 and May 22, 2011 and the $25.0 million CAD demand line has an expiration date of November 20, 2010.
As of October 30, 2010, we had outstanding demand letters of credit of $42.1 million USD and no demand line borrowings.

The availability of any future borrowings is subject to acceptance by the respective financial institutions. The average borrowing rate on the demand line for outstanding borrowings during Fiscal 2010 was 2.1%.
Capital Expenditures
Capital expenditures for the 39 weeks ended October 30, 2010 were $65.4 million and included $42.3 million related to investments in our stores, including 21 new AE and aerie stores in the United States and Canada, seven new 77kids stores in the United States and 20 remodeled stores in the United States and Canada. Additionally, we continued to support our infrastructure growth by investing in the improvement and expansion of our distribution centers ($13.1 million), information technology initiatives ($7.3 million) and other home office projects ($2.7 million).
For Fiscal 2010, we expect capital expenditures to be in the range of $90 million to $100 million, with approximately half of the amount relating to investments in our stores.
Stock Repurchases
During Fiscal 2007, our Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. We repurchased 18.7 million shares during Fiscal 2007 and the authorization related to 11.3 million shares expired in Fiscal 2009. At the beginning of Fiscal 2010, the Company had 30.0 million shares remaining authorized for repurchase.
We repurchased 14.0 million shares as part of our publicly announced repurchase programs during the 39 weeks ended October 30, 2010 for approximately $192.3 million, at a weighted average price of $13.73 per share. As of October 30, 2010, we had 16.0 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion. The authorization relating to the 16.0 million shares remaining under the program expires at the end of Fiscal 2010.
During the 39 weeks ended October 30, 2010 and October 31, 2009, we repurchased approximately 1.0 million and 16,000 shares, respectively, from certain employees at market prices totaling $18.0 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan.
The aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the 13 weeks ended October 30, 2010, our Board declared a quarterly cash dividend of $0.11 per share, which was paid on October 8, 2010.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2009 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2009 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 30, 2010.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 1, 2010 through August 28, 2010)	1,190	$17.45	—	16,000,000
Month #2 (August 29, 2010 through October 2, 2010)	1,163	$15.05	—	16,000,000
Month #3 (October 3, 2010 through October 30, 2010)	—	$—	—	16,000,000

Total	2,353	$16.26	—	16,000,000

(1)	Shares purchased during Months #1 and #2 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2008, our Board authorized the repurchase of 30.0 million shares of our common stock. The authorization of the remaining 16.0 million shares that may yet be purchased under the program expires at the end of Fiscal 2010.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 101	Interactive Data File

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 19, 2010

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ James V. O’Donnell James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson Joan Holstein Hilson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)