Form 10-K
period 2011-01-29
AMERICAN EAGLE OUTFITTERS INC
filed 2011-03-11
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2010 was $2,196,680,330.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 194,690,703 Common Shares were outstanding at March 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2011 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

		Page
		Number

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Reserved	13

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Consolidated Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	71

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions, and Director Independence	71
Item 14.	Principal Accounting Fees and Services	71

PART IV
Item 15.	Exhibits, Financial Statement Schedules	71
EX-10.24
EX-10.25
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS.

General

American Eagle Outfitters, Inc., a Delaware corporation, (the “Company”) operates under the American Eagle®, aerie® by American Eagle®, and 77kids by american eagle® brands. The Company operated the MARTIN+OSA® brand (“M+O”) until its closure during the 52 weeks ended January 29, 2011.

Founded in 1977, American Eagle Outfitters® is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and Canada, and online at ae.com®. Through its family of brands, American Eagle Outfitters, Inc. offers high quality, on-trend clothing, accessories and personal care products at affordable prices. Our online business, AEO Direct, ships to 76 countries worldwide.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. (“AEO, Inc.”) and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “AEO Direct” refers to our e-commerce operations, ae.com, aerie.com and 77kids.com. “MARTIN+OSA” or “M+O” refers to the MARTIN+OSA stores and e-commerce operation which we operated until its closure during the 52 week period ended January 29, 2011. “NLS” refers to National Logistics Services which we operated in Canada prior to its disposition during the 53 week period ended February 3, 2007.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2011” refers to the 52 week period ending January 28, 2012. “Fiscal 2010,” “Fiscal 2009,” “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007.

On March 5, 2010, the Company’s Board of Directors (the “Board”) approved management’s recommendation to proceed with the closure of the M+O brand. We notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. We completed the closure of M+O stores and its e-commerce operation during the 13 weeks ended July 31, 2010. The Consolidated Financial Statements reflect the presentation of M+O as a discontinued operation. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

As of January 29, 2011, we operated 929 American Eagle Outfitters stores, 148 aerie stand-alone stores and nine 77kids stores.

Information concerning our segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference.

Growth Strategy

Our primary growth strategies are focused on the following key areas of opportunity:

AE Brand

The American Eagle Outfitters® brand targets 15 to 25-year old men and women, achieving the perfect combination of American prep and current fashion. Denim is the cornerstone of the American Eagle® product assortment, which is complemented by other key categories including sweaters, graphic t-shirts, fleece, outerwear and accessories. American Eagle® is honest, real, individual and fun. American Eagle® is priced to be worn by everyone, everyday, delivering value through quality and style.

Gaining market share in key categories, such as knit tops and fleece, is a primary focus within the AE Brand. In addition, we will build upon our number one position in denim. Delivering value, variety and versatility to our customers remains a top priority. We will offer value at all levels of the assortment, punctuated with compelling, pre-planned promotions that are profitable to the business. We are reducing production lead-times, which enables us to react more quickly to emerging trends. Finally, we continue to innovate our store experience to be more impactful from front to back.

aerie by American Eagle

In the fall of 2006, the Company launched aerie® by American Eagle® (“aerie”), a collection of Dormwear®, intimates and personal care products for the AE® girl. What started as a sub-brand quickly became a standalone concept in its own right. The collection is available in 148 standalone aerie stores throughout the United States and Canada, online at aerie.com, and at select American Eagle® stores. aerie is being repositioned as a more complete lifestyle brand with intimates as the inspiration. aerie is a lifestyle brand for a modern 21-year-old girl that is beautiful, feminine, soft, sensuous, yet comfortable. It is simple and stylish apparel that is made to live in and wear out.

77kids by american eagle

Introduced in October of 2008 as an online-only brand, 77kids by american eagle® (“77kids”) offers on-trend, high-quality clothing and accessories for kids ages two to 10 and babies under the brand name little77tm. Beginning in Fiscal 2010, nine 77kids® stores were opened. The brand draws from the strong heritage of American Eagle Outfitters®, with a point-of-view that’s thoughtful, playful and real. Like American Eagle® clothing, 77kids focuses on great fit, value and style. All 77kids® clothing is backed by the brand’s 77washtm and 77softtm guarantees to maintain size, shape and quality and to be extremely soft and comfortable through dozens of washes.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com®, aerie.com and 77kids.com, which are extensions of the lifestyle that we convey in our stores. We currently ship to 76 countries. In addition to purchasing items online, customers can experience AEO Direct in-store through Store-to-Door. Store-to-Door enables store associates to sell any item available online to an in-store customer in a single transaction. Customers are taking advantage of Store-to-Door by purchasing extended sizes that are not available in-store, as well as finding a certain size or color that happens to be out-of-stock at the time of their visit. The ordered items are shipped to the customer’s home free of charge. We accept PayPal® and Bill Me Later® as a means of payment from our ae.com®, aerie.com and 77kids.com customers. We are continuing to focus on the growth of AEO Direct through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, on-line specialty shops and targeted marketing strategies.

Real Estate

We are continuing to take a more cautious stance on real estate growth in light of the current economic environment. However, we remain focused on the real-estate strategies that we have in place to grow our business and strengthen our financial performance.

We are continuing the expansion of our brands throughout the United States. At the end of Fiscal 2010, we operated in all 50 states, Puerto Rico and Canada. During Fiscal 2010, we opened 34 new stores, consisting of 14 AE stores, 11 aerie stores and nine 77kids stores. These store openings, offset by 51 store closings that include all 28 M+O stores, decreased our total store base to 1,086 stores.

Our gross square footage increased by approximately 2% during Fiscal 2010, excluding the impact of M+O closings, with approximately 71% attributable to new store openings and the remaining 29% attributable to the incremental square footage from 29 store remodels and refurbishes.

Remodeling of our AE stores into our current store format is important to enhance our customer’s shopping experience. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process to an average 6,500 gross square feet, either within their existing location or by upgrading the store location within the mall. We believe the larger format can better accommodate our expansion of merchandise categories. We select stores for expansion or relocation based on market demographics and store volume forecasts.

During Fiscal 2010, we remodeled 18 stores, including 17 AE stores and one aerie store. Of the 18 remodeled stores, nine stores were remodeled or refurbished with an expansion to their existing locations, six stores were relocated to a larger space within the mall and three stores were remodeled within their existing locations. Additionally, 11 stores were refurbished as discussed below.

We maintain a cost effective store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and new fixtures.

In Fiscal 2011, we plan to open approximately 14 AE, 10 aerie and 12 77kids stores. We also plan to remodel between 55 and 75 existing AE stores. Our square footage growth is expected to increase slightly in Fiscal 2011. We believe that there are attractive retail locations where we can continue to open American Eagle stores and our other brands in enclosed regional malls, urban areas and lifestyle centers.

The table below shows certain information relating to our historical store growth.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2008	2007	2006

Consolidated stores at beginning of period	1,103	1,098	987	911	869
Consolidated stores opened during the period	34	29	122	80	50
Consolidated stores closed during the period	(51)	(24)	(11)	(4)	(8)

Total consolidated stores at end of period	1,086	1,103	1,098	987	911

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2008	2007	2006

AE Brand stores at beginning of period	938	954	929	903	869
AE Brand stores opened during the period	14	8	35	30	42
AE Brand stores closed during the period	(23)	(24)	(10)	(4)	(8)

Total AE Brand stores at end of period	929	938	954	929	903

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2008	2007	2006

aerie stores at beginning of period	137	116	39	3	—
aerie stores opened during the period	11	21	77	36	3
aerie stores closed during the period	—	—	—	—	—

Total aerie stores at end of period	148	137	116	39	3

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2008	2007	2006

77kids stores at beginning of period	—	—	—	—	—
77kids stores opened during the period	9	—	—	—	—
77kids stores closed during the period	—	—	—	—	—

Total 77kids stores at end of period	9	—	—	—	—

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2008	2007	2006

M+O stores at beginning of period	28	28	19	5	—
M+O stores opened during the period	—	—	10	14	5
M+O stores closed during the period	(28)	—	(1)	—	—

Total M+O stores at end of period	—	28	28	19	5

Consolidated Store Locations

Our stores average approximately 5,800 gross square feet and approximately 4,700 on a selling square foot basis. As of January 29, 2011, we operated 1,086 stores in the United States and Canada under the American Eagle Outfitters, aerie and 77kids brands as shown below:

United States, including the Commonwealth of Puerto Rico — 994 stores

Alabama	18	Indiana	22	Nebraska	8	Rhode Island	4
Alaska	5	Iowa	13	Nevada	4	South Carolina	16
Arizona	16	Kansas	10	New Hampshire	8	South Dakota	3
Arkansas	8	Kentucky	12	New Jersey	29	Tennessee	25
California	81	Louisiana	14	New Mexico	3	Texas	72
Colorado	12	Maine	5	New York	64	Utah	12
Connecticut	18	Maryland	18	North Carolina	30	Vermont	3
Delaware	5	Massachusetts	32	North Dakota	4	Virginia	28
Florida	50	Michigan	33	Ohio	39	Washington	19
Georgia	34	Minnesota	22	Oklahoma	12	West Virginia	9
Hawaii	4	Mississippi	8	Oregon	11	Wisconsin	18
Idaho	4	Missouri	19	Pennsylvania	66	Wyoming	2
Illinois	35	Montana	2	Puerto Rico	5

Canada — 92 stores

Alberta	14	New Brunswick	4	Ontario	46
British Columbia	12	Newfoundland	1	Quebec	9
Manitoba	2	Nova Scotia	2	Saskatchewan	2

International Expansion

In Fiscal 2009, we entered into an international franchise agreement with Alshaya Trading Co. to open a series of American Eagle stores in the Middle East, Northern Africa and Eastern Europe over the next several years. The first three franchised stores opened during Fiscal 2010 in Dubai and Kuwait City and are not included in the table above.

During Fiscal 2010, we entered into a franchise agreement with Dickson Concepts (International) Limited to open a series of American Eagle stores in Hong Kong, China and Macau beginning in Fiscal 2011. Additionally, we entered into franchise agreements with Sumikin Bussan Corporation and Fox-Wizel, Ltd. to open a series of American Eagle and aerie stores in Japan and Israel, respectively. The first stores are scheduled to be opened in Fiscal 2012. These franchise arrangements do not involve a capital investment from AEO and require minimal operational involvement.

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others or both. During Fiscal 2010, we purchased a majority of our merchandise from non-North American suppliers.

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

We maintain an extensive factory inspection program, through our Hong Kong compliance office, to monitor compliance with our Code. The Hong Kong team validates the inspection reporting of our third-party vendor compliance auditors and works with new and existing factories on remediation of issues. New garment factories must pass an initial inspection in order to do business with us. Once new factories are approved, we then strive to re-inspect them at least once a year. We review the outcome of these inspections with factory management with the goal of helping them to continuously improve their performance. In cases where a factory is unable or unwilling to meet our standards, we will take steps up to and including the severance of our business relationship.

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity. Various security issues and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. In response, we became a certified member of the Customs — Trade Partnership Against Terrorism program (“C-TPAT”) during 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. Our internal security procedures were reviewed by CBP during February 2005 and a validation of processes with respect to our external partners was completed in June 2005 and then re-evaluated in June 2008. We received formal written validations of our security procedures from CBP during Fiscal 2006 and Fiscal 2008, each indicating the highest level of benefits afforded to C-TPAT members.

Historically, we took significant steps to expand the scope of our security procedures, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and a requirement that all of our international trading partners be members of C-TPAT. In Fiscal 2007, we further increased the scope of our inspection program to strive to include pre-inspections of all potential production facilities. In Fiscal 2009, we again expanded the program to require all suppliers that have passed pre-inspections and reached a satisfactory level of security compliance through annual factory re-audits to provide us with security self-assessments on at least an annual basis. Additionally, in Fiscal 2009, we began evaluating additional oversight options for high-risk security countries and among other things, implemented full third-party audits on an annual basis.

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

Merchandise Inventory, Replenishment and Distribution

Merchandise is generally shipped directly from our vendors and routed through third-party transloaders at key ports of entry to our three U.S. distribution centers, one in Warrendale, Pennsylvania and the other two in Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario. Additionally, certain product is eligible to be shipped directly to stores, by-passing our distribution centers.

Upon receipt at one of our distribution centers, merchandise is processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used as store replenishment goods. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. Merchandise is shipped to our stores two to five times per week depending upon the season and store requirements.

The expansion of our Kansas distribution center in Fiscal 2007 enabled us to bring fulfillment services for AEO Direct in-house. The second phase of this expansion was completed in Fiscal 2008 to enhance operating efficiency and support our future growth.

Customer Credit and Returns

We offer a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the American Eagle, aerie, and 77kids brands. These credit cards are issued by a third-party bank (the “Bank”), and we have no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in our credit card rewards program that was implemented on January 1, 2010. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance. AEO Credit Card holders will also receive special promotional offers and advance notice of all American Eagle in-store sales events. The AEO Credit Card is accepted at all of our stores and at ae.com, aerie.com, and 77kids.com. The AEO Visa Card is accepted in all of our stores and AEO Direct sites as well as merchants worldwide that accept Visa®.

Customers in our U.S. and Canada stores may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. Our AEO Direct customers may pay for their purchases using American Express®, Discover®, MasterCard® and Visa®. They may also pay for their purchases using PayPal® and Bill Me Later®.

Customers may also use gift cards to pay for their purchases. AE, aerie, and 77kids gift cards can be purchased in our American Eagle, aerie, and 77kids stores, respectively, and can be used both in-store and online. In addition, AE, aerie and 77kids gift cards are available for purchase through ae.com, aerie.com or 77kids.com. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. Our gift cards do not expire and we do not charge a service fee on inactive gift cards.

We offer our retail customers a hassle-free return policy. We believe that our competitors offer similar credit card and customer service policies.

Competition

The retail apparel industry, including retail stores and e-commerce, is highly competitive. We compete with various individual and chain specialty stores, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection and price.

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE® and AEO® with the United States Patent and Trademark Office. We have also registered or have applied to register these trademarks with the registries of many of the foreign countries in which our stores and/or manufacturers are located and/or where our product is shipped.

We have registered AMERICAN EAGLE OUTFITTERS® and have applied to register AMERICAN EAGLEtm with the Canadian Intellectual Property Office. In addition, we are exclusively licensed in Canada to use AEtm and AEO® in connection with the sale of a wide range of clothing products.

In the United States and around the world, we have also registered, or have applied to register, a number of other marks used in our business, including aerie®, 77kids by american eagle® and little77 by american eagletm.

These trademarks are renewable indefinitely and their registrations are properly maintained in accordance with the laws of the country in which they are registered. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of January 29, 2011, we had approximately 39,900 employees in the United States and Canada, of whom approximately 33,000 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

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

Certifications

As required by the New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on June 30, 2010 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The effect of economic pressures and other business factors

The global economic crisis that began during the second half of 2008 continues to cause uncertainty and a wide-ranging lack of liquidity in the credit markets. This market uncertainty continues to result in a lack of consumer confidence and spending.

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

Our ability to react to raw material cost increases, labor and energy prices

Increases in our costs, such as raw materials, labor and fuel, may reduce our overall profitability. Specifically, fluctuations in the price of cotton that is used in the manufacture of merchandise we purchase from our suppliers have begun to negatively impact our cost of sales. We have strategies in place to mitigate the rising cost of raw materials and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could further reduce our profitability if not mitigated.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2011, we plan to open 14 new American Eagle stores in the U.S. and Canada, 10 aerie stand-alone stores and 12 77kids stores. Additionally, we plan to remodel or expand between 55 and 75 existing American Eagle stores during Fiscal 2011. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

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

We believe that there is a risk of terrorist activity on a global basis, and such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, factory audits and self-assessments, including audit protocols on all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, the United States CBP has recognized us as a validated, tier three member of the Customs — Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented entirely and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

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

Our reliance on our ability to implement and sustain information technology systems

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our results of operations.

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

Our ability to obtain and/or maintain our credit facilities

We believe that we have sufficient cash flows from operating activities to meet our operating requirements. In addition, the banks participating in our various credit facilities are currently rated as investment grade, and all of the amounts under the credit facilities are currently available to us. We draw on our credit facilities to increase our cash position to add financial flexibility. Although we expect to continue to generate positive cash flow despite the current economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future. Continued negative trends in the credit markets and/or continued financial institution failures could lead to lowered credit availability as well as difficulty in obtaining financing. In the event of limitations on our access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.

Our efforts to expand internationally through franchising

We have entered into franchise agreements with multiple franchisees to open and operate stores throughout the Middle East, Northern Africa, Eastern Europe, Hong Kong, China, Macau, Israel and Japan over the next several years. While the franchise arrangements do not involve a capital investment from us and require minimal operational involvement, the effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. Furthermore, although we provide store operation training, literature and support, to the extent that the franchisee does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, the value of our brand could be negatively impacted. A failure to protect the value of our brand or any other adverse actions by a franchisee could have an adverse effect on our results of operations and our reputation.

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

We own two buildings in urban Pittsburgh, Pennsylvania which house our corporate headquarters. These buildings total 186,000 square feet and 150,000 square feet, respectively. We lease two locations near our headquarters, which are used primarily for store and corporate support services, totaling approximately 60,000 square feet. These leases expire with various terms through 2024.

We own a 423,000 square foot building located in a suburban area near Pittsburgh, Pennsylvania, which houses our distribution center and contains approximately 120,000 square feet of office space. We also own a 45,000 square foot building, which houses our data center and additional office space. We lease an additional location of approximately 18,000 square feet, which is used for storage space. This lease expires in 2015.

We rent approximately 131,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The lease for this space expires in May 2016. We also lease an additional 55,000 square feet of office space in New York, New York, with various terms expiring through 2018.

We own a distribution facility in Ottawa, Kansas consisting of approximately 1,220,000 total square feet, including two expansions of 544,000 square feet and 280,000 square feet, respectively. This expanded facility is used to support new and existing growth initiatives, including AEO Direct, aerie and 77kids.

We lease a building in Mississauga, Ontario with approximately 294,000 square feet, which houses our Canadian distribution center. The lease expires in 2017.

We lease our flagship store in the Times Square area of New York, New York. The 25,000 square foot location has an initial term of 15 years with three options to renew for five years each. This flagship store opened in November 2009 and the initial lease term expires in 2024.

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

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 7, 2011, there were 628 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 50,000. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated.

	Market Price		Cash Dividends per
For the Quarters Ended	High	Low	Common Share

January 29, 2011	$17.16	$14.02	$0.61
October 30, 2010	$17.36	$12.04	$0.11
July 31, 2010	$17.13	$11.60	$0.11
May 1, 2010	$19.34	$15.73	$0.10
January 30, 2010	$18.06	$14.54	$0.10
October 31, 2009	$19.62	$13.37	$0.10
August 1, 2009	$15.53	$12.80	$0.10
May 2, 2009	$15.60	$8.44	$0.10

During Fiscal 2010 and Fiscal 2009, we paid quarterly dividends as shown in the table above. Cash dividends per common share for the quarter ended January 29, 2011 consisted of a regular quarterly dividend of $0.11 per common share and a special cash dividend of $0.50 per common share. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 28, 2006 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Eagle Outfitters, Inc., The S&P Midcap 400 Index
And A Peer Group

	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
American Eagle Outfitters, Inc.	100.00	187.99	139.04	54.88	99.42	96.79
S&P Midcap 400	100.00	107.97	105.56	66.53	95.38	127.30
Dynamic Retail Intellidex	100.00	105.85	92.90	65.75	94.22	121.79

The following table provides information regarding our repurchases of common stock during the three months ended January 29, 2011.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
	Shares Purchased	Per Share	Announced Programs	Under the Program
Period	(1)	(2)	(1)(3)	(3)

Month #1 (October 31, 2010 through November 27, 2010)	—	—	—	16,000,000
Month #2 (November 28, 2010 through January 1, 2011)	1,501,197	$15.85	1,500,000	14,500,000
Month #3 (January 2, 2011 through January 29, 2011)	—	—	—	14,500,000

Total	1,501,197	$15.85	1,500,000	14,500,000

(1)	Shares purchased during Month #2 included 1.5 million shares repurchased as part of our publically announced share repurchase program and 1,197 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2008, our Board authorized the repurchase of 30.0 million shares of our common stock, originally expiring at the end of Fiscal 2010. In November 2010, our Board extended the authorization for the remaining 16.0 million shares through Fiscal 2012. Accordingly, the authorization of the remaining 14.5 million shares that may be repurchased under the program expires at the end of Fiscal 2012.

The following table sets forth additional information as of the end of Fiscal 2010, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the Company’s stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Equity Compensation Plan Table

	Column (a)	Column (b)	Column(c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected
	Warrants and Rights(1)	Rights(1)	in Column (a))(1)

Equity compensation plans approved by stockholders	12,124,456	$15.25	25,697,047
Equity compensation plans not approved by stockholders	—	—	—

Total	12,124,456	$15.25	25,697,047

(1)	Equity compensation plans approved by stockholders include the 1994 Stock Option Plan, the 1999 Stock Incentive Plan and the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended February 2, 2008 and February 3, 2007 and the selected Consolidated Balance Sheet data as of January 31, 2009, February 2, 2008 and February 3, 2007 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts, ratios and other financial information)

Summary of Operations(2)
Net sales	$2,967,559	$2,940,269	$2,948,679	$3,041,158	$2,790,976
Comparable store sales (decrease) increase(3)	(1)%	(4)%	(10)%	1%	12%
Gross profit	$1,170,959	$1,173,430	$1,197,186	$1,438,236	$1,353,703
Gross profit as a percentage of net sales	39.5%	39.9%	40.6%	47.3%	48.5%
Operating income(4)	$317,261	$310,392	$382,797	$652,201	$629,240
Operating income as a percentage of net sales	10.7%	10.6%	13.0%	21.4%	22.5%
Income from continuing operations	$181,934	$213,398	$229,984	$433,507	$413,583
Income from continuing operations as a percentage of net sales	6.1%	7.3%	7.8%	14.3%	14.8%
Per Share Results(5)
Income from continuing operations per common share-basic	$0.91	$1.04	$1.12	$2.01	$1.86
Income from continuing operations per common share-diluted	$0.90	$1.02	$1.11	$1.97	$1.81
Weighted average common shares outstanding — basic	199,979	206,171	205,169	216,119	222,662
Weighted average common shares outstanding — diluted	201,818	209,512	207,582	220,280	228,384
Cash dividends per common share	$0.93	$0.40	$0.40	$0.38	$0.28
Balance Sheet Information
Total cash and short-term investments	$734,695	$698,635	$483,853	$619,939	$813,813
Long-term investments	$5,915	$197,773	$251,007	$165,810	$264,944
Total assets	$1,879,998	$2,138,148	$1,963,676	$1,867,680	$1,979,558
Short-term debt	$—	$30,000	$75,000	$—	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,351,071	$1,578,517	$1,409,031	$1,340,464	$1,417,312
Working capital	$786,573	$758,075	$523,596	$644,656	$724,490
Current ratio	3.03	2.85	2.30	2.71	2.56
Average return on stockholders’ equity	9.6%	11.3%	13.0%	29.0%	30.1%

	For the Years Ended(1)
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts, ratios and other financial information)

Other Financial Information(2)
Total stores at year-end	1,086	1,075	1,070	968	906
Capital expenditures	$84,259	$127,080	$243,564	$249,640	$210,082
Net sales per average selling square foot(6)	$524	$526	$563	$644	$644
Total selling square feet at end of period	5,067,489	4,981,595	4,920,285	4,492,198	4,191,973
Net sales per average gross square foot(6)	$420	$422	$452	$522	$525
Total gross square feet at end of period	6,339,469	6,215,355	6,139,663	5,581,769	5,136,962
Number of employees at end of period	39,900	38,800	36,900	38,400	27,400

(1)	Except for the fiscal year ended February 3, 2007, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations and exclude MARTIN+OSA’s results of operations for all periods. Refer to Note 14 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of MARTIN+OSA.

(3)	The comparable store sales increase for the period ended February 2, 2008 is compared to the corresponding 52 week period in Fiscal 2006. The comparable store sales increase for the period ended February 3, 2007 is compared to the corresponding 53 week period in the preceding fiscal year.

(4)	All amounts presented exclude gift card service fee income, which was reclassified to other income, net during Fiscal 2006. Refer to Note 2 to the accompanying Consolidated Financial Statements for additional information regarding gift cards.

(5)	Per share results for all periods presented reflect the three-for-two stock split distributed on December 18, 2006.

(6)	Net sales per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of 14 new American Eagle stores, 10 new aerie stores and 12 new 77kids stores in the United States and Canada during Fiscal 2011;

•	the selection of approximately 55 to 75 American Eagle stores in the United States and Canada for remodeling during Fiscal 2011;

•	the planned closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2011;

•	the planned opening of 20 new franchised American Eagle stores during Fiscal 2011;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility of engaging in future franchise agreements, growth through acquisitions, and/or internally developing additional new brands;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take store impairment charges related to underperforming stores.

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

Asset Impairment.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, Property, Plant, and Equipment, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. Assets are evaluated for impairment by comparing the projected undiscounted future cash flows of the asset, over its remaining useful life, to the carrying value. If the future undiscounted cash flows are projected to be less than the carrying value of the asset, we adjust the asset value to its estimated fair value and an impairment loss is recorded as a component of operating income within selling, general and administrative expense.

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

Income Taxes.  We calculate income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the effective income tax rate.

We evaluate our income tax positions in accordance with ASC 740 which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales — Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2007, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle and aerie stores are included in comparable store sales. Sales from AEO Direct are not included in comparable store sales. Sales from 77kids stores will be included in comparable store sales upon achieving 13 months of operations.

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

Results of Operations

Overview

In Fiscal 2010, we took action to strategically manage our business in what continued to be a challenging retail environment. During the second quarter, we commenced our corporate profit initiative, aimed at reducing costs, creating efficiencies and improving inventory turns. Additionally, we have strengthened our assortments and realigned talent. We continue to make progress implementing our corporate profit initiatives, and are driving positive changes across the Company, including supply chain and production operations.

Fiscal 2010 net sales of $2.968 billion increased 1% compared to $2.940 billion in Fiscal 2009. Annual comparable store sales decreased 1%, compared to a 4% decline last year. A higher merchandise margin reflected lower markdowns. However, buying, occupancy and warehousing expenses increased as a rate to sales as a result of negative comparable store sales and the impact of new store openings. Total selling, general and administrative expenses decreased 2% due to a combination of lower incentive compensation expense recorded in the year and savings resulting from our corporate profit initiative.

Operating income increased as a percent to net sales to 10.7% for Fiscal 2010 compared to 10.6% for Fiscal 2009.

For Fiscal 2010, income from continuing operations was $181.9 million and includes $24.4 million of realized losses from the sale of investment securities. As a percent to net sales, income from continuing operations was 6.1% during Fiscal 2010 and 7.3% during Fiscal 2009. Fiscal 2010 income from continuing operations per diluted share was $0.90, which includes a $0.12 per diluted share loss from sale of investment securities. Fiscal 2009 income from continuing operations per diluted share was $1.02, which includes $0.11 per diluted share of tax benefits, partially offset by a $0.01 per diluted share loss on sale of investment securities.

We ended Fiscal 2010 with $740.6 million in cash, short-term and long-term investments, a decrease of $155.8 million from last year. During the year, we generated approximately $402.6 million of cash from operations. The cash from operations was offset by $84.3 million of capital expenditures, a $30.0 million repayment of our outstanding notes payable balance, and value returned to shareholders through share repurchases of $216.1 million and dividend payments of $183.2 million.

The following table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.5	60.1	59.4

Gross profit	39.5	39.9	40.6
Selling, general and administrative expenses	24.0	24.6	23.4
Depreciation and amortization expense	4.8	4.7	4.2

Operating income	10.7	10.6	13.0
Realized loss on sale of investment securities	(0.8)	(0.1)	—
Other income (expense), net	0.1	(0.1)	0.6
Net impairment loss recognized in earnings	(0.1)	—	(0.8)

Income before income taxes	9.9	10.4	12.8
Provision for income taxes	3.8	3.1	5.0

Income from continuing operations	6.1	7.3	7.8
Loss from discontinued operations, net of tax	(1.4)	(1.5)	(1.7)

Net income	4.7%	5.8%	6.1%

Our operations are conducted in one reportable segment, which includes our 929 U.S. and Canadian AE retail stores, 148 aerie by American Eagle retail stores, nine 77kids by american eagle retail stores and AEO Direct, as of January 29, 2011.

Comparison of Fiscal 2010 to Fiscal 2009

Net Sales

Total sales increased 1% to $2.968 billion compared to $2.940 billion last year. For Fiscal 2010, comparable stores sales decreased 1% compared to a 4% decrease last year. AE men’s and women’s comps both declined in the low-single digits compared to Fiscal 2009. A decrease in the number of transactions was driven by lower traffic, partially offset by a slight increase in customer conversion.

Gross Profit

Gross profit decreased slightly to $1.171 billion from $1.173 billion in Fiscal 2009. Gross profit as a percent to net sales decreased by 40 basis points to 39.5% from 39.9% last year. The percentage decrease was attributed to a 50 basis point increase in buying, occupancy and warehousing costs as a percent to net sales, partially offset by a 10 basis point improvement in merchandise margin as a rate to sales.

Buying, occupancy and warehousing expenses increased as a rate to sales as a result of negative comparable store sales and the impact of new store openings. Share-based payment expense included in gross profit decreased to approximately $8.4 million compared to $11.6 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 2% to $713.2 million compared to $725.3 million last year. The decrease was due to a combination of reduced incentive compensation expense recorded in the year, as well as the net savings resulting from our corporate profit initiative.

Share-based payment expense included in selling, general and administrative expense decreased to approximately $17.1 million compared to $23.0 million late year.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 2% to $140.5 million from $137.8 million last year. This increase is primarily due to a greater property and equipment base driven by our level of capital expenditures. As a percent to net sales, depreciation and amortization expense increased to 4.8% from 4.7% due to the increased expense as well as the impact of the comparable store sales decline.

Other Income (Expense), Net

Other income (expense), net increased to $3.5 million from $(2.3) million last year, due primarily to a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation recorded last year.

Realized Loss on Sale of Investment Securities

The realized loss on sale of investment securities was $24.4 million, or approximately $0.12 per diluted share, for Fiscal 2010. This compares to a loss of $2.7 million, or $0.01 per diluted share, last year.

The loss in Fiscal 2010 was primarily due to the liquidation of 95% of our Auction Rate Security (“ARS”) investment portfolio. Our ARS investment portfolio was originally purchased as highly liquid short-term instruments. Due to the deterioration of the ARS market and ARS investments experiencing failed auctions or long-term auction resets, our ARS investment portfolio was subsequently classified as long-term, with a weighted average contractual maturity of approximately 26 years. This liquidation allowed us to convert substantially our entire ARS investment portfolio to short-term liquid assets, with total cash proceeds of $149.6 million plus accrued interest and a net realized loss of $24.2 million for the liquidation.

Additionally, in the first half of Fiscal 2010, we liquidated $28.1 million of ARS investments for proceeds of $27.9 million and a total realized loss of $0.2 million.

Net Impairment Loss Recognized in Earnings

Net impairment loss recognized in earnings relating to our investment securities was $1.2 million for Fiscal 2010, compared to $0.9 million for Fiscal 2009.

Provision for Income Taxes

The effective income tax rate from continuing operations increased to approximately 38.3% in Fiscal 2010 from 29.9% in Fiscal 2009. The lower effective income tax rate in Fiscal 2009 was primarily the result of the tax benefit associated with the repatriation of foreign earnings from Canada as well as federal and state income tax settlements and other changes in income tax reserves. Additionally, the Fiscal 2010 effective income tax rate was higher due to losses on the sale of certain ARS investments in which no income tax benefit was recognized. The repatriation of foreign earnings from Canada in Fiscal 2009 was a discrete event and has not changed the Company’s intention to indefinitely reinvest the earnings of our Canadian subsidiaries to the extent not repatriated.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income From Continuing Operations

Income from continuing operations for Fiscal 2010 was $181.9 million, or $0.90 per diluted share, and includes a $0.12 per diluted share loss from the sale of investment securities related to our ARS liquidation as discussed above. Income from continuing operations for Fiscal 2009 was $213.4 million, or $1.02 per diluted share, and includes $0.11 per diluted share of tax benefits and a $0.01 per diluted share realized loss on the sale of investment securities.

Loss from Discontinued Operations

We completed the closure of M+O stores and its related e-commerce operations during Fiscal 2010. Accordingly, the after-tax operating results and closure charges appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $41.3 million and $44.4 million for Fiscal 2010 and Fiscal 2009, respectively. The Loss from Discontinued Operations for Fiscal 2010 includes pre-tax closure charges of $43.4 million. Included in the pre-tax charges were $15.4 million of lease-related items, $7.6 million for severance and other employee-related charges, $2.4 million in inventory charges and a non-cash asset impairment charge of $18.0 million.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income decreased to $140.6 million in Fiscal 2010 from $169.0 million in Fiscal 2009. As a percent to net sales, net income was 4.7% and 5.8% for Fiscal 2010 and Fiscal 2009, respectively. Net income per diluted share was $0.70 compared to $0.81 last year. The decrease in net income was attributable to the factors noted above.

Comparison of Fiscal 2009 to Fiscal 2008

Net Sales

Fiscal 2009 net sales were $2.940 billion compared to $2.949 billion in Fiscal 2008. Fiscal 2009 results included an increase in our conversion rate driven primarily by strong holiday sales. For Fiscal 2009, comparable store sales declined in the mid-single digits for both the AE Brand women’s and men’s business compared to Fiscal 2008.

Gross Profit

Gross profit decreased 2% to $1.173 billion from $1.197 billion in Fiscal 2008. Gross profit as a percent to net sales decreased by 70 basis points to 39.9% from 40.6% in Fiscal 2008. The percentage decrease was attributed to a 140 basis point increase in buying, occupancy and warehousing costs as a percent to net sales, partially offset by a 70 basis point increase in the merchandise margin rate as a percent to net sales. Merchandise margin increased for Fiscal 2009 due primarily to decreased markdowns.

Buying, occupancy and warehousing expenses increased 140 basis points as a percent to net sales. This was primarily due to a 120 basis point increase in rent as a percent to net sales, driven by new store openings. Share-based payment expense included in gross profit increased to approximately $11.6 million in Fiscal 2009 compared to $5.7 million in Fiscal 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $725.3 million from $690.8 million. As a percent to net sales, selling, general and administrative expenses increased by 120 basis points to 24.6% from 23.4% in Fiscal 2008.

The higher rate in Fiscal 2009 is primarily due to an increase in incentive compensation of 100 basis points partially offset by improvement in advertising and travel expenses. Share-based payment expense included in selling, general and administrative expenses increased to approximately $23.0 million in Fiscal 2009 compared to $13.0 million in Fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 11% to $137.8 million from $123.6 million in Fiscal 2008. This increase is primarily due to a greater property and equipment base driven by our level of capital expenditures. As a percent to net sales, depreciation and amortization expense increased to 4.7% from 4.2% due to the increased expense as well as the impact of the comparable store sales decline.

Other (Expense) Income, Net

Other (expense) income, net decreased to $(2.3) million from $18.9 million, due primarily to lower interest income, driven by decreased interest rates and a lower investment balance. Additionally, a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation was recorded in Fiscal 2009.

Realized Loss on Sale of Investment Securities

The realized loss on sale of investment securities was $2.7 million for Fiscal 2009. This compares to a loss of $1.1 million for Fiscal 2008.

Net Impairment Loss Recognized in Earnings

Net impairment loss recognized in earnings relating to our investment securities was $0.9 million for Fiscal 2009, compared to $22.9 million for Fiscal 2008.

Provision for Income Taxes

The effective income tax rate from continuing operations decreased to approximately 29.9% in Fiscal 2009 from 39.1% in Fiscal 2008. The decrease in the effective income tax rate was primarily the result of the tax benefit associated with the repatriation of foreign earnings from Canada as well as federal and state income tax settlements and other changes in income tax reserves. Additionally, the effective income tax rate was higher in Fiscal 2008 primarily as a result of the impairment charge recorded in connection with the valuation of certain ARS and auction rate preferred securities (“ARPS”) in which no income tax benefit was recognized. The repatriation of foreign earnings from Canada in Fiscal 2009 was a discrete event and has not changed the Company’s intention to indefinitely reinvest the earnings of our Canadian subsidiaries to the extent not repatriated.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations for Fiscal 2009 was $213.4 million, or $1.02 per diluted share, and includes $0.11 per diluted share of tax benefits partially offset by a $0.01 per diluted share realized loss on the sale of investment securities. Income from continuing operations for Fiscal 2008 was $230.0 million, or $1.11 per diluted share, and includes $0.11 per diluted share net investment impairment loss recognized in earnings.

Loss on Discontinued Operations

We completed the closure of M+O stores and related e-commerce operations during Fiscal 2010. Accordingly, the after-tax operating results and closure charges appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $44.4 million and $50.9 million for Fiscal 2009 and Fiscal 2008, respectively. The Loss from Discontinued Operations included asset impairment charges of $18.0 million and $6.7 million for Fiscal 2009 and Fiscal 2008, respectively.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income decreased to $169.0 million in Fiscal 2009 from $179.1 million in Fiscal 2008. As a percent to net sales, net income was 5.8% and 6.1% for Fiscal 2009 and Fiscal 2008, respectively. Net income per diluted share was $0.81 compared to $0.86 last year. The decrease in net income was attributable to the factors noted above.

Fiscal 2011 Outlook

Looking ahead to Fiscal 2011, we have numerous opportunities and are enthusiastic about our long-term growth plans. We are continuing to strengthen assortments, achieve expense efficiencies and challenge all areas of the business to produce additional savings. However, we face numerous headwinds, which include rising product costs primarily in the second half of the year. Our strategies to mitigate rising product costs include a targeted reduction in markdowns, selective price increases and on-going expense savings. We believe that our current cash holdings and cash generated from operations in Fiscal 2011 will be sufficient to fund anticipated capital expenditures and working capital requirements.

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

Financial Instruments

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, ASC 820 establishes this three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs (i.e., projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of January 29, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 29, 2011:

	Fair Value Measurements at January 29, 2011
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash and cash equivalents
Cash	$122,578	$122,578	$—	$—
Commercial paper	40,884	40,884	—	—
Corporate bonds	3,695	3,695	—	—
Treasury bills	102,996	102,996	—	—
Money-market	397,440	397,440	—	—

Total cash and cash equivalents	$667,593	$667,593	$—	$—
Short-term investments
Term deposits	$63,402	$63,402	$—	$—
State and local government ARS	3,700	—	—	3,700

Total short-term investments	$67,102	$63,402	$—	$3,700
Long-term investments
State and local government ARS	$5,500	$—	$—	$5,500
ARS Call Option	415	—	—	415

Total long-term investments	$5,915	$—	$—	$5,915

Total	$740,610	$730,995	$—	$9,615

Percent to total	100.0%	98.7%	—%	1.3%

We used a discounted cash flow (“DCF”) model to value our Level 3 investments. For Fiscal 2010, the assumptions in our model included different recovery periods, ranging from five to 17 months, depending on the type of security, and discount factors for yield of 0.2% and illiquidity of 0.5%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions would result in a different valuation. For example, an increase in the recovery period by one year would reduce the fair value of our investment in ARS by approximately $0.2 million. An increase to the discount rate and illiquidity premium of 100 basis points would reduce the estimated fair value of our investment in auction rate securities by approximately $0.2 million.

The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was also estimated using a discounted cash flow model. The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities of the issuers of the ARS. The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Future changes in the fair values of the ARS Call Option will be recorded within the Consolidated Statements of Operations.

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

Our growth strategy includes internally developing new brands and the possibility of further international expansion or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	January 29,	January 30,
	2011	2010

Working Capital (in 000’s)	$786,573	$758,075
Current Ratio	3.03	2.85

The increase in our working capital and current ratio as of January 29, 2011, compared to January 30, 2010, is primarily related to the combined increase in cash and cash equivalents and short-term investments as a result of cash generated from operations as well as the liquidation of long-term investments, partially offset by share repurchases, cash dividends paid and capital expenditures. Additionally, current liabilities are lower due to the repayment of our outstanding notes payable balance in Fiscal 2010 and a lower accrued compensation balance this year.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $402.6 million during Fiscal 2010 compared to $400.3 million during Fiscal 2009 and $345.1 million during Fiscal 2008. Our major source of cash from operations was merchandise sales. Our primary outflows of cash from operations were for operational costs.

The increase in net cash provided by operating activities of $2.3 million in Fiscal 2010 was driven by an increase in income from continuing operations adjusted for non-cash items and a reduction in inventory levels. This was partially offset by a decrease in accrued compensation due to the payment of incentive compensation accrued during Fiscal 2009, as well as an increase in prepaid expenses due to the timing of payments.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for Fiscal 2010 included $177.5 million of proceeds from the sale of investments classified as available for sale, partially offset by $84.3 million used for capital expenditures and $62.8 million for the purchase of short-term investments. Investing activities for Fiscal 2009 included $127.1 million for capital expenditures, partially offset by $80.4 million from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2008 primarily included $393.6 million from the net sale of investments classified as available-for-sale, partially offset by $243.6 million for capital expenditures.

Cash Flows from Financing Activities of Continuing Operations

During Fiscal 2010, cash used for financing activities resulted primarily from $216.1 million for the repurchase of 15.5 million shares as part of our publicly announced repurchase program, $183.2 million for the payment of dividends, $30.0 million for the full repayment of our demand line borrowings and $18.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2009, cash used for financing activities resulted primarily from $83.0 million used for the payment of dividends and the partial repayment of $45.0 million in borrowings against our demand line of credit. During Fiscal 2008, cash used for financing activities resulted primarily from $82.4 million used for the payment of dividends partially offset by $75.0 million in borrowings against our demand line of credit.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2010,

Fiscal 2009 and 2008, the excess tax benefit from share-based payments of $12.5 million, $2.8 million and $0.7 million, respectively, are classified as financing cash flows.

Capital Expenditures

Fiscal 2010 capital expenditures were $84.3 million, compared to $127.1 million in Fiscal 2009. Fiscal 2010 expenditures included $56.2 million related to investments in our AE stores, including 34 new AE, aerie and 77kids stores in the United States and Canada, 18 remodeled stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in home office projects including the construction of our corporate headquarters in Pittsburgh, Pennsylvania ($2.9 million), the expansion and improvement of our distribution centers ($14.0 million) and information technology ($11.2 million).

For Fiscal 2011, we will continue with our reduced spending plan. We expect capital expenditures to be in the range of $90.0 million to $100.0 million with approximately half of the amount relating to store growth and renovation.

Credit Facilities

The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $310.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”). Of this amount, $200.0 million USD can be used for letters of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion.

The letters of credit facilities of $150.0 million USD and $50.0 million USD expire November 1, 2011 and May 27, 2011, respectively. The $50.0 million USD and $25.0 million CAD demand lines expire on April 20, 2011 and December 13, 2011, respectively. The remaining $60.0 million USD facility expires on May 22, 2011.

As of January 29, 2011, we had outstanding letters of credit of $30.0 million USD and no demand line borrowings.

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

During Fiscal 2010, we repurchased 15.5 million shares as part of our publicly announced repurchase programs for approximately $216.1 million, at a weighted average price of $13.94 per share. As of January 29, 2011, we had 14.5 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion. Our Board extended the current remaining share repurchase authorization through February 2, 2013. We did not repurchase any common stock as part of our publicly announced repurchase program during Fiscal 2009 or Fiscal 2008.

During Fiscal 2010 and Fiscal 2009, we repurchased approximately 1.0 million and 18,000 shares, respectively, from certain employees at market prices totaling $18.0 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

During the fourth quarter of Fiscal 2010, our Board declared and paid a $0.50 per share special cash dividend along with a regular quarterly cash dividend of $0.11 per share. An $0.11 per share dividend was paid during both the second and third quarters of Fiscal 2010. A $0.10 per share dividend was paid during the first quarter of Fiscal 2010 and each quarter of Fiscal 2009. Subsequent to the fourth quarter of Fiscal 2010, our Board declared a quarterly cash dividend of $0.11 per share, payable on April 8, 2011, to stockholders of record at the close of business on March 28, 2011. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of January 29, 2011:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating Leases(1)	$1,773,240	$243,798	$453,360	$388,995	$687,087
Unrecognized tax benefits(2)	38,671	—	—	—	38,671
Purchase Obligations(3)	457,398	436,103	12,340	3,547	5,408

Total Contractual Obligations	$2,269,309	$679,901	$465,700	$392,542	$731,166

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 9 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of January 29, 2011 was $38.7 million, including approximately $7.6 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The Company does not anticipate that any significant unrecognized tax benefits will be realized within one year. Accordingly, the balance of the unrecognized tax benefits are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of January 29, 2011:

	Amount of Commitment Expiration Per Period
	Total				More
	Amount	Less than	1-3	3-5	than
	Committed	1 Year	Years	Years	5 Years
	(In thousands)

Letters of Credit(1)	$29,981	$29,981	—	—	—

Total Commercial Commitments	$29,981	$29,981	—	—	—

(1)	Letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise, as well as other commitments, upon presentation of documents demonstrating that the merchandise has shipped.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Certain Relationships and Related Party Transactions

Refer to Part III, Item 13 of this Form 10-K for information regarding related party transactions.

Impact of Inflation/Deflation

We do not believe that inflation has had a significant effect on our net sales or our profitability. However, substantial increases in costs, including the price of raw materials, labor, energy and other inputs to the manufacture of our merchandise, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower sales and profitability.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short and long-term investments. If our Fiscal 2010 average yield rate decreases by 10% in Fiscal 2011, our income before taxes will decrease by approximately $0.2 million. Comparatively, if our Fiscal 2009 average yield rate had decreased by 10% in Fiscal 2010, our income before taxes would have decreased by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash, short-term and long-term investment balances and assumes no change in our investment structure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 11, 2011

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
	2011	2010
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$667,593	$693,960
Short-term investments	67,102	4,675
Merchandise inventory	301,208	326,454
Accounts receivable	36,721	34,746
Prepaid expenses and other	53,727	47,039
Deferred income taxes	48,059	60,156

Total current assets	1,174,410	1,167,030

Property and equipment, at cost, net of accumulated depreciation and amortization	643,120	713,142
Goodwill	11,472	11,210
Long-term investments	5,915	197,773
Non-current deferred income taxes	19,616	27,305
Other assets, net	25,465	21,688

Total assets	$1,879,998	$2,138,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,723	$158,526
Note payable	—	30,000
Accrued compensation and payroll taxes	34,954	55,144
Accrued rent	70,390	68,866
Accrued income and other taxes	32,468	20,585
Unredeemed gift cards and gift certificates	41,001	39,389
Current portion of deferred lease credits	16,203	17,388
Other liabilities and accrued expenses	25,098	19,057

Total current liabilities	387,837	408,955

Non-current liabilities:
Deferred lease credits	78,606	89,591
Non-current accrued income taxes	38,671	38,618
Other non-current liabilities	23,813	22,467

Total non-current liabilities	141,090	150,676

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 and 249,561 shares issued; 194,366 and 206,832 shares outstanding, respectively	2,496	2,486
Contributed capital	546,597	554,399
Accumulated other comprehensive income	28,072	16,838
Retained earnings	1,711,929	1,764,049
Treasury stock, 55,200 and 41,737 shares, respectively, at cost	(938,023)	(759,255)

Total stockholders’ equity	1,351,071	1,578,517

Total liabilities and stockholders’ equity	$1,879,998	$2,138,148

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Net sales	$2,967,559	$2,940,269	$2,948,679
Cost of sales, including certain buying, occupancy and warehousing expenses	1,796,600	1,766,839	1,751,493

Gross profit	1,170,959	1,173,430	1,197,186
Selling, general and administrative expenses	713,197	725,278	690,787
Depreciation and amortization expense	140,501	137,760	123,602

Operating income	317,261	310,392	382,797
Realized loss on sale of investment securities	(24,426)	(2,749)	(1,117)
Other income (expense), net	3,497	(2,328)	18,908

Total other-than-temporary impairment losses	(5,089)	(4,413)	(22,889)
Portion of loss recognized in other comprehensive income, before tax	3,841	3,473	—

Net impairment loss recognized in earnings	(1,248)	(940)	(22,889)

Income before income taxes	295,084	304,375	377,699
Provision for income taxes	113,150	90,977	147,715

Income from continuing operations	181,934	213,398	229,984
Loss from discontinued operations, net of tax	(41,287)	(44,376)	(50,923)

Net income	$140,647	$169,022	$179,061

Basic income per common share:
Income from continuing operations	$0.91	$1.04	$1.12
Loss from discontinued operations	$(0.21)	$(0.22)	$(0.25)

Basic income per common share	$0.70	$0.82	$0.87

Diluted income per common share:
Income from continuing operations	$0.90	$1.02	$1.11
Loss from discontinued operations	(0.20)	(0.21)	(0.25)

Diluted income per common share	$0.70	$0.81	$0.86

Weighted average common shares outstanding — basic	199,979	206,171	205,169
Weighted average common shares outstanding — diluted	201,818	209,512	207,582

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net income	$140,647	$169,022	$179,061
Other comprehensive income (loss):
Temporary (impairment) recovery related to investment securities, net of tax	(1,140)	14,506	(23,173)
Reclassification adjustment for realized losses in net income related to investment securities, net of tax	7,541	940	948
Foreign currency translation gain (loss)	4,833	15,781	(27,649)

Other comprehensive income (loss)	11,234	31,227	(49,874)

Comprehensive income	$151,881	$200,249	$129,187

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares					Comprehensive
	Outstanding	Common	Contributed	Retained	Treasury	Income	Stockholders’
	(1)	Stock	Capital	Earnings	Stock(2)	(Loss)	Equity
	(In thousands, except per share amounts)

Balance at February 2, 2008	204,480	$2,481	$493,395	$1,601,784	$(792,681)	$35,485	$1,340,464

Stock awards	453	4	20,179	420	—	—	20,603
Repurchase of common stock from employees	(164)	—	—	—	(3,432)	—	(3,432)
Reissuance of treasury stock	512	—	—	(4,710)	9,313	—	4,603
Net income	—	—	—	179,061	—	—	179,061
Other comprehensive loss, net of tax	—	—	—	—	—	(49,874)	(49,874)
Cash dividends ($0.40 per share)	—	—	—	(82,394)	—	—	(82,394)

Balance at January 31, 2009	205,281	$2,485	$513,574	$1,694,161	$(786,800)	$(14,389)	$1,409,031

Stock awards	41	1	39,903	—	—	—	39,904
Repurchase of common stock from employees	(18)	—	—	—	(247)	—	(247)
Reissuance of treasury stock	1,528	—	—	(15,228)	27,792	—	12,564
Net income	—	—	—	169,022	—	—	169,022
Other comprehensive income, net of tax	—	—	—	—	—	31,227	31,227
Cash dividends and dividend equivalents ($0.40 per share)	—	—	922	(83,906)	—	—	(82,984)

Balance at January 30, 2010	206,832	$2,486	$554,399	$1,764,049	$(759,255)	$16,838	$1,578,517

Stock awards	997	10	36,229	—	—	—	36,239
Repurchase of common stock as part of publicly announced programs	(15,500)	—	—	—	(216,070)	—	(216,070)
Repurchase of common stock from employees	(1,035)	—	—	—	(18,041)	—	(18,041)
Reissuance of treasury stock	3,072	—	(45,841)	(7,791)	55,343	—	1,711
Net income	—	—	—	140,647	—	—	140,647
Other comprehensive income, net of tax	—	—	—	—	—	11,234	11,234
Cash dividends and dividend equivalents ($0.93 per share)	—	—	1,810	(184,976)	—	—	(183,166)

Balance at January 29, 2011	194,366	$2,496	$546,597	$1,711,929	$(938,023)	$28,072	$1,351,071

(1)	600,000 authorized, 249,566 issued and 194,366 outstanding, $0.01 par value common stock at January 29, 2011; 600,000 authorized, 249,561 issued and 206,832 outstanding (excluding 992 shares of non-vested restricted stock), $0.01 par value common stock at January 30, 2010; 600,000 authorized, 249,328 issued and 205,281 outstanding (excluding 799 shares of non-vested restricted stock), $0.01 par value common stock at January 31, 2009; The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at January 29, 2011, January 30, 2010 and January 31, 2009.

(2)	55,200 shares, 41,737 shares, and 43,248 shares at January 29, 2011, January 30, 2010, and January 31, 2009, respectively. During Fiscal 2010, Fiscal 2009, and Fiscal 2008, 3,072 shares, 1,528 shares and 512 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Operating activities:
Net income	$140,647	$169,022	$179,061
Loss from discontinued operations	41,287	44,376	50,923

Income from continuing operations	$181,934	$213,398	$229,984
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	145,548	139,832	126,362
Share-based compensation	25,457	34,615	18,731
Provision for deferred income taxes	11,885	(36,027)	24,473
Tax benefit from share-based payments	15,648	7,995	1,121
Excess tax benefit from share-based payments	(12,499)	(2,812)	(693)
Foreign currency transaction loss (gain)	117	6,477	(1,141)
Net impairment loss recognized in earnings	1,248	940	22,889
Realized loss on sale of investment securities	24,426	2,749	1,117
Changes in assets and liabilities:
Merchandise inventory	18,713	(33,699)	(5,634)
Accounts receivable	(3,790)	6,656	(10,019)
Prepaid expenses and other	(9,045)	12,916	(23,184)
Other assets, net	(1,380)	1,146	390
Accounts payable	5,232	8,358	(3,467)
Unredeemed gift cards and gift certificates	1,713	(3,591)	(11,495)
Deferred lease credits	(7,451)	4,667	16,622
Accrued compensation and payroll taxes	(19,618)	25,841	(18,223)
Accrued income and other taxes	11,999	12,858	(20,791)
Accrued liabilities	12,457	(1,993)	(1,930)

Total adjustments	220,660	186,928	115,128

Net cash provided by operating activities from continuing operations	402,594	400,326	345,112

Investing activities:
Capital expenditures	(84,259)	(127,080)	(243,564)
Purchase of available-for-sale securities	(62,797)	—	(48,655)
Sale of available-for-sale securities	177,472	80,353	393,559
Other investing activities	(2,801)	(2,003)	(2,297)

Net cash provided by (used for) investing activities from continuing operations	27,615	(48,730)	99,043

Financing activities:
Payments on capital leases	(2,590)	(2,015)	(2,177)
Proceeds from issuance of note payable	—	—	75,000
Repayment of note payable	(30,000)	(45,000)	—
Repurchase of common stock as part of publicly announced programs	(216,070)	—	—
Repurchase of common stock from employees	(18,041)	(247)	(3,432)
Net proceeds from stock options exercised	7,272	9,044	3,799
Excess tax benefit from share-based payments	12,499	2,812	693
Cash used to net settle equity awards	(6,434)	(1,414)	—
Cash dividends paid	(183,166)	(82,985)	(82,394)

Net cash used for financing activities from continuing operations	(436,530)	(119,805)	(8,511)

Effect of exchange rates on cash	1,394	3,030	(14,790)

Cash flows of discontinued operations
Net cash used for operating activities	(21,434)	(13,864)	(41,802)
Net cash used for investing activities	(6)	(339)	(21,771)
Net cash used for financing activities	—	—	—
Effect of exchange rates on cash	—	—	—

Net cash used for discontinued operations	(21,440)	(14,203)	(63,573)

Net (decrease) increase in cash and cash equivalents	(26,367)	220,618	357,281
Cash and cash equivalents — beginning of period	693,960	473,342	116,061

Cash and cash equivalents — end of period	$667,593	$693,960	$473,342

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JANUARY 29, 2011

1.	Business Operations

American Eagle Outfitters, Inc. (the “Company”), a Delaware corporation, operates under the American Eagle® (“AE”), aerie® by American Eagle®, and 77kids by american eagle® brands. The Company operated the MARTIN+OSA® brand (“M+O”) until its closure during Fiscal 2010.

Founded in 1977, American Eagle Outfitters is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and Canada, and online at ae.com®. Through its family of brands, the Company offers high quality, on-trend clothing, accessories and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 76 countries worldwide.

Merchandise Mix

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Men’s apparel and accessories	40%	40%	42%
Women’s apparel and accessories (excluding aerie)	51%	51%	50%
aerie	9%	9%	8%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 29, 2011, the Company operated in one reportable segment.

Fiscal Year

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2011” refers to the 52 week period ending January 28, 2012. “Fiscal 2010,” “Fiscal 2009,” “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007.

Discontinued Operations

On March 5, 2010, the Company’s Board of Directors (the “Board”) approved management’s recommendation to proceed with the closure of the M+O brand. The Company notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. The Company completed the closure of the M+O stores and e-commerce operation during the second quarter of Fiscal 2010 and these Consolidated Financial Statements reflect the results of M+O as a discontinued operation for all periods presented.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) approved the consensus on Emerging Issues Task Force (“EITF”) 08-1, Revenue Arrangements with Multiple Deliverables, primarily codified under Accounting Standards Codification (“ASC”) 605, Revenue Recognition, as Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company will adopt ASU 2009-13 in Fiscal 2011 and does not expect an impact to its Consolidated Financial Statements.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 will not have an impact on the Company’s Fiscal 2011 Consolidated Financial Statements.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 10 to the Consolidated Financial Statements).

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents.  The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

As of January 29, 2011, short-term investments included short-term deposits purchased with a maturity of greater than three months but less than one year and auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months, based on notice from the issuer.

As of January 29, 2011, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS classified as available-for-sale. It also includes the Company’s ARS Call Option related to investment sales during Fiscal 2010. The remaining contractual maturities of our long-term ARS investments are approximately 17 months and the ARS Call Option expires on October 29, 2013.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of other-than-temporary impairment (“OTTI”) losses related to credit losses, as defined by ASC 320 Investments — Debt and Equity Securities (“ASC 320”), are considered by the Company to be a net impairment loss recognized in earnings. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss. Realized gains or losses are recognized separately on the Company’s Consolidated Statements of Operations as a realized gain or loss on sale of investment securities.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents, short-term investments and long-term investments.

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. As of May 3, 2009, the Company adopted ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“ASC 320-10-65”), which modifies the requirements for recognizing OTTI and changes the impairment model for debt securities. In addition, ASC 320-10-65 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). During Fiscal 2010, the Company recorded a net impairment loss recognized in earnings related to credit losses on its investment securities of $1.2 million. During Fiscal 2009, the Company recorded a net impairment loss recognized in earnings related to credit losses on its investment securities of $0.9 million. During Fiscal 2008, the Company recorded a net impairment loss of $22.9 million in earnings related to certain investment securities.

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

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded as a component of operating income within selling, general and administrative expense.

During Fiscal 2010, the Company recorded asset impairment charges of $18.0 million related to the impairment of M+O stores. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. During Fiscal 2009, the Company recorded asset impairment charges of $18.0 million related primarily to the impairment of 10 M+O stores. During Fiscal 2008, the Company recorded asset impairment charges of $6.7 million related primarily to the impairment of five M+O stores.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recorded $2.7 million, $2.3 million and $4.9 million related to asset write-offs within depreciation and amortization expense.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

As of January 29, 2011, the Company had approximately $11.5 million of goodwill compared to $11.2 million as of January 30, 2010. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, Intangibles- Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 29, 2011. Resulting from the Company’s annual goodwill impairment test performed as of January 29, 2011, the Company concluded that its goodwill was not impaired.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the American Eagle, aerie, and 77kids brands. These credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in our credit card rewards program. Under the rewards program that expired on December 31, 2009, points were earned on purchases made with the AEO Visa Card at AE and aerie, and at other retailers where the card is accepted. Points earned under this credit card reward program resulted in the issuance of an AE gift card when a certain point threshold was reached. The AE gift card does not expire. On January 1, 2010, the Company modified the benefits on the AEO Visa and AEO Credit Card programs to make both credit cards a part of the rewards program. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance.

Points earned under the credit card rewards program on purchases at AE, aerie and 77kids are accounted for by analogy to ASC 605-25, Revenue Recognition, Multiple Element Arrangements (“ASC 605-25”). The Company believes that points earned under its point and loyalty programs represent deliverables in a multiple element

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement rather than a rebate or refund of cash. Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire. Additionally, credit card reward points earned on non-AE, aerie or 77kids purchases are accounted for in accordance with ASC 605-25. As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.

Through December 31, 2009, the Company offered its customers the AE All-Access Pass®, a customer loyalty program. On January 1, 2010, the Company replaced the AE All-Access Pass® with the AEREWARD$sm loyalty program (the “Program”). Under either loyalty program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company determined that rewards earned using the AE All-Access Pass® and the Program should be accounted for in accordance with ASC 605-25. Accordingly, the portion of the sales revenue attributed to the award credits is deferred and recognized when the awards are redeemed or expire.

Stock Repurchases

During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of our common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. The Company repurchased 18.7 million shares during Fiscal 2007 and the authorization related to 11.3 million shares expired in Fiscal 2009. At the beginning of Fiscal 2010, the Company had 30.0 million shares remaining authorized for repurchase.

During Fiscal 2010, the Company repurchased 15.5 million shares as part of its publicly announced repurchase programs for approximately $216.1 million, at a weighted average price of $13.94 per share. As of January 29, 2011, the Company had 14.5 million shares remaining authorized for repurchase. These shares may be repurchased at the Company’s discretion. The Company’s Board extended the current remaining share repurchase authorization through February 2, 2013. The Company did not repurchase any common stock as part of its publicly announced repurchase program during Fiscal 2009 or Fiscal 2008.

During Fiscal 2010 and Fiscal 2009, the Company repurchased approximately 1.0 million and 18,000 shares, respectively, from certain employees at market prices totaling $18.0 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).

The aforementioned share repurchases have been recorded as treasury stock.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the Company’s effective income tax rate.

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

	For the Years Ended
	January 29,	January 30,
	2011	2010
	(In thousands)

Beginning balance	$4,690	$3,981
Returns	(70,789)	(71,705)
Provisions	69,790	72,414

Ending balance	$3,691	$4,690

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

The Company recognizes royalty revenue generated from its franchise agreements based upon royalty percentages on sales of merchandise by the franchisee. Royalty revenue is recorded as a component of net sales when earned.

The Company sells off end-of-season, overstock, and irregular merchandise to a third-party. The proceeds from these sales are presented on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Proceeds from sell-offs	$25,593	$29,347	$36,086
Marked-down cost of merchandise disposed of via sell-offs	$24,728	$29,023	$35,336

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of January 29, 2011 and January 30, 2010, the Company had prepaid advertising expense of $5.4 million. All other advertising costs are expensed as incurred. The Company recognized $64.9 million, $60.9 million, and $70.9 million in advertising expense during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The company recorded gift card breakage of $5.5 million, $6.8 million and $12.2 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Cash paid during the periods for:
Income taxes	$45,737	$61,869	$132,234
Interest	$191	$1,879	$1,947

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified four operating segments (American Eagle Brand US and Canadian stores, aerie by American Eagle retail stores, 77kids by american eagle retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

The following tables present summarized geographical information:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net sales:
United States	$2,675,992	$2,665,655	$2,667,074
Foreign(1)	291,567	274,614	281,605

Total net sales	$2,967,559	$2,940,269	$2,948,679

(1)	Amounts represent sales from American Eagle and aerie Canadian retail stores, as well as AEO Direct sales, that are billed to and/or shipped to foreign countries.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 29,	January 30,
	2011	2010
	(In thousands)

Long-lived assets, net:
United States	$607,564	$678,385
Foreign	47,028	45,967

Total long-lived assets, net	$654,592	$724,352

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded as cash and cash equivalents, short-term investments and long-term investments on the Consolidated Balance Sheets:

	January 29, 2011
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)

Cash and cash equivalents:
Cash	$122,578	$—	$—
Commercial paper	40,884	—	—
Corporate bonds	3,695	—	—
Treasury bills	102,996	—	—
Money-market	397,440	—	—

Total cash and cash equivalents	$667,593	$—	$—
Short-term investments:
Term-deposits	$63,402	$—	$—
State and local government ARS	3,700	—	—

Total short-term investments	$67,102	$—	$—
Long-term investments:
State and local government ARS	$5,500	$—	$—
ARS Call Option	415	—	—

Total long-term investments	$5,915	$—	$—

Total	$740,610	$—	$—

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 30, 2010
		Unrealized	Unrealized
	Balance	Holding Gains	Holding Losses
	(In thousands)}

Cash and cash equivalents:
Cash	$144,391	$—	$—
Commercial paper	25,420	—	—
Treasury bills	119,988	—	—
Money-market	404,161	—	—

Total cash and cash equivalents	$693,960	$—	$—
Short-term investments:
Student-loan backed ARS	$400	$—	$—
State and local government ARS	4,275	—	—

Total short-term investments	$4,675	$—	$—
Long-term investments:
Student-loan backed ARS	$149,031	$—	$(8,569)
State and local government ARS	35,969	—	(456)
Auction rate preferred securities	12,773	—	(1,287)

Total long-term investments	$197,773	$—	$(10,312)

Total	$896,408	$—	$(10,312)

Proceeds from the sale of available-for-sale securities were $177.5 million, $80.4 million and $393.6 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The proceeds from the sale of available-for-sale securities for Fiscal 2010 and Fiscal 2008 are offset against purchases of $62.8 million and $48.7 million, respectively. There were no purchases of available-for-sale securities during Fiscal 2009.

The following table presents the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired. At January 29, 2011, the fair value of all available-for-sale securities approximated par, with no gross unrealized holding losses.

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Gross Unrealized		Gross Unrealized
	Holding Losses	Fair Value	Holding Losses	Fair Value
	(In thousands)

January 30, 2010
Student-loan backed ARS	$(1,643)	$9,203	$(6,926)	$50,228
State and local government ARS	(273)	8,096	(183)	20,922
Auction rate preferred securities	—	—	(1,287)	12,773

Total(1)	$(1,916)	$17,299	$(8,396)	$83,923

(1)	Fair value excludes $101.2 million as of January 30, 2010 of investments whose fair value approximates par.

As of January 29, 2011, we had a total of $740.6 million in cash and cash equivalents, short-term and long-term investments, which included $9.2 million of investments in ARS. The carrying value of the investments in ARS equals their par value with no impairment in OCI or previously recognized in earnings.

In the first half of Fiscal 2010, the Company sold $28.1 million of ARS investments for proceeds of $27.9 million and a realized loss of $0.2 million. During the third quarter of Fiscal 2010, the Company liquidated

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$176.4 million par value ($163.3 million carrying value) of its available-for-sale securities. The Company received proceeds of $149.6 million plus accrued interest and recognized a net loss in its Consolidated Statements of Operation of $24.2 million, of which $10.9 million was previously included in OCI on the Company’s Consolidated Balance Sheet. The total realized loss on the sale of investment securities in Fiscal 2010 was $24.4 million.

The $176.4 million of par value ARS securities sold during the third quarter of Fiscal 2010 included $119.7 million of par value ARS securities whereby the Company entered into a settlement agreement under which a financial institution (the “purchaser”) purchased the ARS at a discount to par, plus accrued interest. Additionally, under this agreement, the Company retained a right (the “ARS Call Option”), for a period ending October 29, 2013 to: (a) repurchase any or all of the ARS securities sold at the agreed upon purchase prices received from the purchaser plus accrued interest; and/or (b) receive additional proceeds from the purchaser upon certain redemptions of the ARS securities sold. The ARS Call Option is cancelable by the purchaser for additional cash consideration.

The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. Upon origination, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option was included as an offsetting amount within the net loss on liquidation of $24.2 million referenced above and is classified as a long-term investment on the Consolidated Balance Sheet as of January 29, 2011. As of January 29, 2011, the Company determined the value of the ARS Call Option was $0.4 million.

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

Financial Instruments

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, ASC 820 establishes this three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs (i.e., projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of January 29, 2011 and January 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and ARPS.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 29, 2011 and January 30, 2010:

	Fair Value Measurements at January 29, 2011
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Amount	(Level 1)	Inputs (Level 2)	(Level 3)
	(In thousands)

Cash and cash equivalents
Cash	$122,578	$122,578	$—	$—
Commercial paper	40,884	40,884	—	—
Corporate bonds	3,695	3,695	—	—
Treasury bills	102,996	102,996	—	—
Money-market	397,440	397,440	—	—

Total cash and cash equivalents	$667,593	$667,593	$—	$—
Short-term investments
Term deposits	$63,402	$63,402	$—	$—
State and local government ARS	3,700	—	—	3,700

Total short-term investments	$67,102	$63,402	$—	$3,700
Long-term investments
State and local government ARS	$5,500	$—	$—	$5,500
ARS Call Option	415	—	—	415

Total long-term investments	$5,915	$—	$—	$5,915

Total	$740,610	$730,995	$—	$9,615

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at January 30, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Amount	(Level 1)	Inputs (Level 2)	(Level 3)
	(In thousands)

Cash and cash equivalents
Cash	$144,391	$144,391	$—	$—
Commercial paper	25,420	25,420	—	—
Treasury bills	119,988	119,988	—	—
Money-market	404,161	404,161	—	—

Total cash and cash equivalents	$693,960	$693,960	$—	$—
Short-term investments
Student-loan backed ARS	$400	$—	$—	$400
State and local government ARS	4,275	—	—	4,275

Total short-term investments	$4,675	$—	$—	$4,675
Long-term investments
Student-loan backed ARS	$149,031	$—	$—	$149,031
State and local government ARS	35,969	—	—	35,969
Auction rate preferred securities	12,773	—	—	12,773

Total long-term investments	$197,773	$—	$—	$197,773

Total	$896,408	$693,960	$—	$202,448

The Company used a discounted cash flow (“DCF”) model to value its Level 3 investments. For Fiscal 2010, the assumptions in the Company’s model included different recovery periods, ranging from five to 17 months depending on the type of security, and discount factors for yield of 0.2% and illiquidity of 0.5%. For Fiscal 2009, the assumptions in the Company’s model included different recovery periods, ranging from 0.5 year to 11 years, depending on the type of security and varying discount factors for yield, ranging from 0.3% to 6.6%, and illiquidity, ranging from 0.3% to 4.0%. These assumptions are subjective. They are based on the Company’s current judgment and view of current market conditions. The use of different assumptions would result in a different valuation and related charge.

As a result of the discounted cash flow analysis for Fiscal 2010, the Company recognized net impairment of $0.6 million in OCI. The total cumulative impairment recognized in OCI prior to the Company’s liquidation of $176.4 million par value ($163.3 million carrying value) available-for-sale securities during the third quarter of Fiscal 2010 was $10.9 million ($6.8 million, net of tax). Total cumulative impairment recognized in OCI as of January 30, 2010 was $10.3 million ($6.4 million, net of tax). The increase in temporary impairment was primarily driven by unfavorable changes in the discount rate. These amounts were previously recorded in OCI and resulted in a decrease in the investments’ fair values. As a result of a credit rating downgrade on student-loan backed ARS, the Company also recorded a net impairment loss in earnings of $1.2 million during Fiscal 2010.

As previously described in Note 3 to the Consolidated Financial Statements, the Company liquidated $176.4 million par value ($163.3 million carrying value) of its available-for-sale securities in the third quarter of Fiscal 2010. Through the liquidation, the Company received proceeds of $149.6 million plus accrued interest and recognized a loss in its Consolidated Statements of Operation of $24.2 million, net of the ARS Call Option gain of $0.4 million. The recognized loss included all $10.9 million of cumulative impairment which was previously included in OCI on the Consolidated Balance Sheet.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
January 29, 2011
(In thousands)

Beginning balance of credit losses previously recognized in earnings	$940
Year-to-date OTTI credit losses recognized in earnings	1,248

Ending balance of cumulative credit losses recognized in earnings	$2,188

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
			Student
			Loan-
		Auction-	Backed
		Rate	Auction-	Auction-Rate
		Municipal	Rate	Preferred	ARS Call
	Total	Securities	Securities	Securities	Option
	(In thousands)

Carrying value at January 31, 2009	$251,007	$69,970	$169,254	$11,783	$—
Settlements	(72,600)	(29,900)	(42,700)	—	—
Gains and (losses):
Reported in earnings	(940)	—	—	(940)	—
Reported in OCI	24,981	174	22,877	1,930	—

Balance at January 30, 2010	$202,448	$40,244	$149,431	$12,773	$—

Settlements	(177,472)	(29,101)	(141,246)	(7,125)	—
Gains and (losses):
Reported in earnings	(25,674)	(2,399)	(16,755)	(6,935)	415
Reported in OCI	10,313	456	8,570	1,287	—

Balance at January 29, 2011	$9,615	$9,200	$—	$—	$415

Non-Financial Assets

The Company’s non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. Resulting from the Company’s annual goodwill impairment test performed as of January 29, 2011, the Company concluded that its goodwill was not impaired.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the M+O stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. Therefore, during Fiscal 2010, the M+O stores not previously impaired were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. Additionally, during Fiscal 2009 and Fiscal 2008, certain long-lived assets primarily related to M+O stores were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million and $6.7 million, respectively. The loss on impairment of M+O assets for all periods presented is included within Loss from Discontinued Operations. The fair value of those stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.

5.	Earnings per Share

ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. ASC 260-10-45 was adopted and retrospectively applied at the beginning of Fiscal 2009. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, the application of ASC 260-10-45 resulted in no material change to basic or diluted income from continuing operations per common share.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Weighted average common shares outstanding:
Basic number of common shares outstanding	199,979	206,171	205,169
Dilutive effect of stock options and non-vested restricted stock	1,839	3,341	2,413

Dilutive number of common shares outstanding	201,818	209,512	207,582

Basic income from continuing operations per common share
Income from continuing operations	$181,934	$213,398	$229,984
Less: Income allocated to participating securities	74	365	364

Income from continuing operations available to common shareholders	$181,860	$213,033	$229,620

Basic income from continuing operations per common share	$0.91	$1.03	$1.12

Dilutive income from continuing operations per common share
Income from continuing operations	$181,934	$213,398	$229,984
Less: Income allocated to participating securities	74	360	360

Income from continuing operations available to common shareholders	$181,860	$213,038	$229,624

Dilutive income from continuing operations per common share	$0.90	$1.02	$1.11

Equity awards to purchase approximately 7.9 million, 6.6 million and 7.6 million shares of common stock during the Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for Fiscal 2010, Fiscal 2009 and Fiscal 2008, approximately 0.7 million, 0.4 million and 0.8 million shares, respectively, of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable

Accounts receivable are comprised of the following:

	January 29,	January 30,
	2011	2010
	(In thousands)

Landlord construction allowances	$11,739	$11,132
Merchandise sell-offs	4,539	8,063
Marketing cost reimbursements	3,553	2,556
Credit card receivable	—	7,832
Gift card receivable	3,567	1,413
Franchise receivable	5,183	1,419
Insurance claims receivable	4,374	—
Other	3,766	2,331

Total	$36,721	$34,746

7.	Property and Equipment

Property and equipment consists of the following:

	January 29,	January 30,
	2011	2010
	(In thousands)

Land	$6,364	$6,364
Buildings	152,984	151,484
Leasehold improvements	624,479	645,794
Fixtures and equipment	647,346	590,610
Construction in progress	1,629	554

Property and equipment at cost	$1,432,802	$1,394,806
Less: Accumulated depreciation and amortization	(789,682)	(681,664)

Net property and equipment	$643,120	$713,142

Depreciation expense is summarized as follows:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Depreciation expense	$139,169	$137,045	$123,218

8.	Note Payable and Other Credit Arrangements

The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $310.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”). Of this amount, $200.0 million USD can be used for letters of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The letters of credit facilities of $150.0 million USD and $50.0 million USD expire November 1, 2011 and May 27, 2011, respectively. The $50.0 million USD and $25.0 million CAD demand lines expire on April 20, 2011 and December 13, 2011, respectively. The remaining $60.0 million USD facility expires on May 22, 2011.

As of January 29, 2011, the Company had outstanding demand letters of credit of $30.0 million USD and no demand line borrowings.

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

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Store rent:
Fixed minimum	$230,277	$218,785	$188,112
Contingent	8,182	7,873	11,765

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$238,459	$226,658	$199,877
Offices, distribution facilities, equipment and other	16,722	17,391	16,902

Total rent expense	$255,181	$244,049	$216,779

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 29, 2011:

Future Minimum
Fiscal years:	Lease Obligations
(In thousands)

2011	$243,798
2012	233,279
2013	220,081
2014	201,761
2015	187,234
Thereafter	687,087

Total	$1,773,240

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive income (loss) included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	(Expense)	Comprehensive
	Amount	Benefit	Income (Loss)
	(In thousands)

Balance at February 2, 2008	$35,714	$(229)	$35,485

Temporary impairment related to ARS	(37,432)	14,259	(23,173)
Reclassification adjustment for realized losses in net income related to investment securities	1,532	(584)	948
Foreign currency translation loss	(27,649)	—	(27,649)

Balance at January 31, 2009	$(27,835)	$13,446	$(14,389)

Temporary reversal of impairment related to ARS	24,041	(9,535)	14,506
Reclassification adjustment for realized losses in net income related to investment securities	940	—	940
Foreign currency translation gain	15,781	—	15,781

Balance at January 30, 2010	$12,927	$3,911	$16,838

Temporary impairment related to ARS	(1,830)	690	(1,140)
Reclassification adjustment for realized losses in net income related to investment securities	12,142	(4,601)	7,541
Foreign currency translation gain	4,833	—	4,833

Balance at January 29, 2011	$28,072	$—	$28,072

The components of accumulated other comprehensive income (loss) were as follows:

	For the Years Ended
	January 29,	January 30,
	2011	2010
	(In thousands)

Net unrealized loss on available-for-sale securities, net of tax(1)	$—	$(6,401)
Foreign currency translation adjustment	28,072	23,239

Accumulated other comprehensive income	$28,072	$16,838

(1)	Amount is shown net of tax of $3.9 million for Fiscal 2009.

11.	Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $25.5 million ($15.7 million, net of tax), $34.6 million ($21.4 million, net of tax) and $18.7 million ($11.5 million, net of tax), respectively.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 718 requires recognition of compensation cost under a non-substantive vesting period approach for awards containing provisions that accelerate or continue vesting upon retirement. Accordingly, for awards with such provisions, the Company recognizes compensation expense over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement eligible employees, the full compensation cost of an award must be recognized immediately upon grant.

At January 29, 2011, the Company had awards outstanding under three share-based compensation plans, which are described below.

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

2005 Stock Award and Incentive Plan

The 2005 Plan was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, SAR, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan was subsequently amended in Fiscal 2009 to increase the shares available for grant to 31.9 million without taking into consideration 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock that had been previously granted under the 2005 plan to employees and

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors (without considering cancellations as of January 31, 2009 of awards for 2.9 million shares). The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year for options and SAR and no more than 4.0 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year. The 2005 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2005 Plan. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through January 29, 2011, 14.4 million non-qualified stock options, 7.2 million shares of restricted stock and 0.4 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 7.0 million shares). Approximately 99% of the options granted under the 2005 Plan vest over three years and 1% vest over five years. Options were granted for ten and seven year terms. Approximately 65% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 35% of the restricted stock awards are time-based and vest over three years.

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

A summary of the Company’s stock option activity under all plans for Fiscal 2010 follows:

	For the Year Ended January 29, 2011
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(In Years)	(In thousands)

Outstanding — January 30, 2010	14,904,942	$15.01
Granted	1,763,562	$17.04
Exercised(1)	1,307,881	$8.60
Cancelled/Forfeited	3,236,167	$15.80

Outstanding — January 29, 2011	12,124,456	$15.25	3.5	$34,921

Vested and expected to vest — January 29, 2011	11,877,942	$15.27	3.5	$34,336

Exercisable — January 29, 2011	3,612,641	$6.92	2.0	$27,607

(1)	Options exercised during Fiscal 2010 ranged in price from $4.54 to $17.51.

The weighted-average grant date fair value of stock options granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $5.19, $3.86 and $7.16, respectively. The aggregate intrinsic value of options exercised during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $11.7 million, $11.7 million and $3.9 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.3 million and $15.6 million, respectively, for Fiscal 2010. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $9.0 million and $8.0 million, respectively, for Fiscal 2009. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.8 million and $1.1 million, respectively, for Fiscal 2008.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	January 29,		January 30,		January 31,
Black-Scholes Option Valuation Assumptions	2011		2010		2009

Risk-free interest rates(1)	2.3%		1.7%		2.5%
Dividend yield	2.1%		3.4%		1.7%
Volatility factors of the expected market price of the Company’s common stock(2)	40.2%		56.9%		44.4%
Weighted-average expected term(3)	4.5	years	4.1	years	4.3	years
Expected forfeiture rate(4)	8.0%		8.0%		8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 were determined based on historical experience.

(4)	Based on historical experience.

As of January 29, 2011, there was $4.1 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.

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

The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. Historically, the Company has granted only restricted stock awards that entitled the holders to receive nonforfeitable dividends prior to vesting. Beginning with Fiscal 2009 restricted stock awards, the Company began to also grant restricted stock unit awards to its employees. The restricted stock unit awards differ from the restricted stock awards in that they do not contain nonforfeitable rights to dividends and are therefore not considered participating securities in accordance with ASC 260-10-45.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock		Performance-Based Restricted Stock
	For the Year Ended		For the Year Ended
	January 29, 2011		January 29, 2011
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested — January 30, 2010	1,883	$13.28	989,664	$9.66
Granted	—	—	—	—
Vested	—	—	(989,664)	9.66
Cancelled/Forfeited	1,883	13.28	—	—

Nonvested — January 29, 2011	—	$—	—	$—

			Performance-Based Restricted
	Time-Based Restricted Stock Units		Stock Units
	For the Year Ended		For the Year Ended
	January 29, 2011		January 29, 2011
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested — January 30, 2010	1,668,092	$9.79	406,231	$9.82
Granted	1,098,844	17.39	312,363	17.24
Vested	(1,650,077)	9.79	—	—
Cancelled/Forfeited	(239,839)	16.60	(88,977)	16.26

Nonvested — January 29, 2011	877,020	$17.45	629,617	$12.59

As of January 29, 2011, there was $10.6 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock awards vested during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $9.6 million, $0.6 million and $9.6 million, respectively.

As of January 29, 2011, the Company had 25.7 million shares available for all equity grants.

12.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 1/2 years of age. In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 50% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $11.7 million, $5.9 million and $5.1 million in expense during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, in connection with the Retirement Plan.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of income before income taxes from continuing operations were:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

U.S.	$258,408	$269,932	$325,287
Foreign	36,676	34,443	52,412

Total	$295,084	$304,375	$377,699

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 29,	January 30,
	2011	2010
	(In thousands)

Deferred tax assets:
Deferred compensation	$30,801	$36,018
Foreign tax credits	25,498	26,745
Rent	25,145	24,498
Investment securities	20,381	10,677
Inventories	10,432	11,422
Foreign and state income taxes	7,575	7,484
State tax credits	5,866	5,011
Employee compensation and benefits	4,942	10,669
Other	8,547	12,295

Gross deferred tax assets	139,187	144,819
Valuation allowance	(20,381)	(15,688)

Total deferred tax assets	$118,806	$129,131

Deferred tax liabilities:
Property and equipment	$(47,852)	$(37,896)
Prepaid expenses	(3,279)	(3,774)

Total deferred tax liabilities	$(51,131)	$(41,670)

Total deferred tax assets, net	$67,675	$87,461

Classification in the Consolidated Balance Sheet:
Current deferred tax assets	$48,059	$60,156
Noncurrent deferred tax assets	19,616	27,305

Total deferred tax assets	$67,675	$87,461

The net decrease in deferred tax assets and liabilities was primarily due to an increase in the deferred tax liability for property and equipment basis differences.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Current:
Federal	$89,110	$92,074	$94,328
Foreign taxes	13,429	14,526	16,341
State	9,610	13,575	9,698

Total current	112,149	120,175	120,367

Deferred:
Federal	$(310)	$(32,361)	$24,579
Foreign taxes	(991)	6,513	(340)
State	2,302	(3,350)	3,109

Total deferred	1,001	(29,198)	27,348

Provision for income taxes	$113,150	$90,977	$147,715

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2010, Fiscal 2009 and Fiscal 2008 in the amounts of $15.6 million, $8.0 million and $1.1 million, respectively.

During Fiscal 2009, the Company approved and repatriated $91.7 million from its Canadian subsidiaries. The proceeds from the repatriation were used for general corporate purposes. The Company plans to indefinitely reinvest accumulated earnings of our Canadian subsidiaries outside of the United States to the extent not repatriated in Fiscal 2009. Accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to income and withholding taxes offset by foreign tax credits. As of January 29, 2011 and January 30, 2010, the unremitted earnings of our Canadian subsidiaries were $57.1 million (USD) and $28.0 million (USD), respectively.

As of January 29, 2011, the gross amount of unrecognized tax benefits was $31.1 million, of which $22.7 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of January 30, 2010 was $31.6 million, of which $23.4 million would affect the effective income tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Unrecognized tax benefits, beginning of the year balance	$31,649	$41,080	$42,953
Increases in tax positions of prior periods	1,069	1,679	205
Decreases in tax positions of prior periods	(3,801)	(13,471)	(1,705)
Increases in current period tax positions	2,707	14,842	4,221
Settlements	(6)	(6,204)	(4,529)
Lapse of statute of limitations	(510)	(6,291)	(30)
Translation adjustment	—	14	(35)

Unrecognized tax benefits, end of the year balance	$31,108	$31,649	$41,080

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized tax benefits decreased by $0.5 million and $9.5 million during Fiscal 2010 and 2009, respectively. The decrease in Fiscal 2009 was primarily due to federal and state income tax settlements and statute of limitation lapses. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date over the next twelve months.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $7.6 million and $7.0 million as of January 29, 2011 and January 30, 2010, respectively. During Fiscal 2009, the Company recognized a net benefit of $3.3 million in the provision for income taxes related to the reversal of accrued interest and penalties primarily due to federal and state income tax settlements. An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2010 and Fiscal 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal income tax returns for the tax years ended July 2006 and July 2007 were completed in November of 2009. Accordingly, all years prior to July 2008 are no longer subject to U.S. federal income tax examinations by tax authorities. During Fiscal 2008, the Company changed its tax year end to a 52/53 week year that ends on the Saturday nearest January 31 from the Saturday nearest July 31 to conform to its financial statement year end. This change was effective for the tax year ended January 31, 2009. An IRS examination of the July 2008 and January 2009 federal income tax returns is scheduled to be completed in Fiscal 2011. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flow. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2004. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company has foreign tax credit carryovers in the amount of $25.5 million and $26.7 million as of January 29, 2011 and January 30, 2010, respectively. The foreign tax credit carryovers expire in Fiscal 2019 to the extent not utilized. No valuation allowance has been recorded on the foreign tax credit carryovers because we believe it is more likely than not the foreign tax credits will be utilized prior to expiration.

The Company has been certified to qualify for nonrefundable incentive tax credits in Kansas for additional expenditures related to the Ottawa, Kansas distribution center. As a result, the Company has a deferred tax asset related to Kansas tax credit carryforwards of $5.9 million (net of federal income taxes) as of January 29, 2011. These tax credits can be utilized to offset future Kansas income taxes and will generally expire in seven years. Due to a favorable incentive agreement with the Kansas Department of Commerce in Fiscal 2010, the Company released the valuation allowance that had been previously recorded related to the Company’s Kansas tax credit carryforward. A deferred tax asset of $5.0 million with an offsetting full valuation allowance was recorded as of January 30, 2010 related to the Kansas tax credit carryforward.

During Fiscal 2010 and 2009, the Company recorded a valuation allowance against deferred tax assets arising from the disposition or other than temporary impairment of certain investment securities. The disposition of the investment securities results in a capital loss that can only be utilized to the extent of capital gains. These capital losses are subject to a three year carryback period and a five year carryforward period for tax purposes. The capital losses generally will expire in Fiscal 2013 through Fiscal 2015. Due to the contingencies related to the future use of these capital losses, we believe it is more likely than not that the full benefit of this asset will not be realized within the carryforward period. Thus, the Company has recorded a valuation allowance against the deferred tax assets arising from the other than temporary impairment or disposition of these investment securities. The valuation allowance related to these investment securities was $20.4 million and $10.7 million as of January 29, 2011 and January 30, 2010, respectively.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During Fiscal 2009, the Company did not record a valuation allowance on the temporary impairment of the investment securities recorded in other comprehensive income. This treatment was consistent with the Company’s intent and ability to hold debt securities to recovery.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	3	3
Valuation allowance increase, net	1	1	2
Tax settlements	(1)	(4)	—
Canadian earnings repatriation	—	(5)	—
Tax impact of tax exempt interest	—	—	(1)

	38%	30%	39%

14.	Discontinued Operations

On March 5, 2010, the Company’s Board approved management’s recommendation to proceed with the closure of the M+O brand. The Company notified employees and issued a press release announcing this decision on March 9, 2010. The decision to take this action resulted from an extensive evaluation of the brand and review of strategic alternatives, which revealed that it was not achieving performance levels that warranted further investment. The Company completed the closure of the M+O stores and e-commerce operation during the second quarter of Fiscal 2010 and the Consolidated Financial Statements reflect the results of M+O as discontinued operations for all periods presented.

Costs associated with exit or disposal activities are recorded when incurred. A summary of the exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for Fiscal 2010 are included in the table as follows. There were no exit or disposal costs recognized in Fiscal 2009 or Fiscal 2008. The Loss from Discontinued Operations for Fiscal 2009 and Fiscal 2008 includes pre-tax asset impairment charges of $18.0 million and $6.7 million, respectively.

For the Year Ended
January 29,
2011
(In thousands)

Non-cash charges
Asset impairments	$17,980
Cash charges
Lease-related charges(1)	15,377
Inventory charges	2,422
Severence charges	7,660

Total charges	$43,439

(1)	Presented net of the reversal of non-cash lease credits.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

January 29,
2011
(In thousands)

Accrued liability as of January 30, 2010	$—
Add: Costs incurred, excluding non-cash charges	30,879
Less: Cash payments	(30,879)

Accrued liability as of Janaury 29, 2011	$—

The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for the years ended January 29, 2011 and January 30, 2010 and January 31, 2009, respectively.

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net sales	$21,881	$50,251	$40,187

Loss from discontinued operations, before income taxes	$(66,959)	$(71,984)	$(80,658)
Income tax benefit	25,672	27,608	29,735

Loss from discontinued operations, net of tax	$(41,287)	$(44,376)	$(50,923)

Loss per common share from discontinued operations:
Basic	$(0.21)	$(0.22)	$(0.25)
Diluted	$(0.20)	$(0.21)	$(0.25)

The major classes of assets and liabilities included in the Consolidated Balance Sheets for M+O as of January 29, 2011 and January 30, 2010 is as follows:

	January 29,	January 30,
	2011	2010
	(In thousands)

Current assets	$—	$13,378
Non-current assets	—	21,227

Total assets	$—	$34,605

Total current liabilities	$—	$6,110
Total non-current liabilities	—	4,604

Total liabilities	$—	$10,714

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2010
	Quarters Ended
	May 1,	July 31,	October 30,	January 29,
	2010	2010	2010	2011
	(In thousands, except per share amounts)

Net sales	$648,462	$651,502	$751,507	$916,088

Gross profit	$257,696	$239,708	$312,309	$361,246

Income from continuing operations	35,862	25,843	33,191	87,038
Loss from discontinued operations	(24,940)	(16,180)	(167)	—

Net income	$10,922	$9,663	$33,024	$87,038

Basic per common share amounts:
Income from continuing operations	$0.17	$0.13	$0.17	$0.45
Loss from discontinued operations	(0.12)	(0.08)	—	—

Basic income per common share	$0.05	$0.05	$0.17	$0.45

Diluted per common share amounts:
Income from continuing operations	$0.17	$0.13	$0.17	$0.44
Loss from discontinued operations	(0.12)	(0.08)	—	—

Diluted income per common share	$0.05	$0.05	$0.17	$0.44

	Fiscal 2009
	Quarters Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
	(In thousands, except per share amounts)

Net sales	$601,679	$646,798	$736,011	$955,781

Gross profit	$223,603	$253,898	$304,175	$391,754

Income from continuing operations	29,076	36,757	67,948	79,617
Loss from discontinued operations	(7,109)	(8,185)	(8,789)	(20,293)

Net income	$21,967	$28,572	$59,159	$59,324

Basic per common share amounts:
Income from continuing operations	$0.14	$0.18	$0.33	$0.39
Loss from discontinued operations	(0.03)	(0.04)	(0.04)	(0.10)

Basic income per common share	$0.11	$0.14	$0.29	$0.29

Diluted per common share amounts:
Income from continuing operations	$0.14	$0.18	$0.32	$0.38
Loss from discontinued operations	(0.03)	(0.04)	(0.04)	(0.10)

Diluted income per common share	$0.11	$0.14	$0.28	$0.28

16.	Subsequent Event

The Company has evaluated the existence of subsequent events through the filing date of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

In connection with the preparation of this Annual Report on Form 10-K as of January 29, 2011, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of January 29, 2011.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of January 29, 2011 and January 30, 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011 of American Eagle Outfitters, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 11, 2011

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010
Consolidated Statements of Operations for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009
Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009
Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended(1)
3.2	Amended and Restated Bylaws(2)
4.1	See Amended and Restated Articles of Incorporation, as amended, in Exhibit 3.1 hereof
4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof
10.1ˆ	Form of the Registrant’s 1994 Stock Option Plan(3)
10.2ˆ	Form of Restricted Stock Agreement(4)
10.3	Form of Indemnification Agreement(5)
10.4ˆ	Employee Stock Purchase Plan(6)
10.5ˆ	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(7)
10.6ˆ	Management Incentive Plan(8)
10.7ˆ	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004(9)
10.8ˆ	Profit Sharing and 401(k) Plan(10)
10.9ˆ	Deferred Compensation Plan, as amended(11)
10.10ˆ	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005(12)
10.11ˆ	Form of Director Deferred Compensation Agreement(13)
10.12ˆ	Restricted Stock Exchange and Deferral Agreement, dated July 12, 2006(14)
10.13ˆ	Form of 409A Addendum(15)
10.14ˆ	Form of Long Term Incentive Compensation Plan Confidentiality, non-solicitation, non-competition and Intellectual Property Agreement(16)
10.15ˆ	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(17)
10.16ˆ	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(18)
10.17ˆ	Employment Agreement between the Registrant and Joan Hilson, dated July 18, 2005(19)
10.18ˆ	Separation Agreement Release — Susan P. McGalla, dated August 27, 2008(20)
10.19ˆ	Employment Agreement between the Registrant and Roger S. Markfield, dated January 13, 2009(21)
10.20ˆ	Separation Agreement and Release between the Registrant and Kathy J. Savitt, dated January 20, 2009(22)
10.21ˆ	2005 Stock Award and Incentive Plan, as amended(23)
10.22ˆ	Employment Agreement between the Registrant and James V. O’Donnell, as amended, dated January 11, 2010(24)
10.23ˆ	Form of Change in Control Agreement between the Registrant and the Officers dated April 21, 2010(25)
10.24ˆ*	Retirement Agreement between the Registrant and Joseph Kerin, dated November 24, 2010
10.25ˆ*	Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney
31.1*	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated November 20, 2007, filed November 26, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994 and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(6)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(7)	Previously files as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(8)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders held on May 27, 2003, filed April 14, 2003 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.

(10)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 333-121641), filed December 23, 2004, as amended and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 12, 2006, filed July 18, 2006 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.3 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 20, 2008, filed May 23, 2008 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 18, 2006, filed April 24, 2006 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.1 to the Form 8-K dated August 27, 2008, filed August 29, 2008 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 13, 2009, filed January 15, 2009 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 20, 2009, filed January 23, 2009 and incorporated herein by reference.

(23)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders held on June 16, 2009 held on June 16, 2009, filed May 4, 2009 and incorporated herein by reference.

(24)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 11, 2010, filed January 12, 2010 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 21, 2010, filed April 26, 2010 and incorporated herein by reference.

ˆ	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer

Dated March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 11, 2011.

Signature		Title

/s/ James V. O’Donnell James V. O’Donnell		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joan Holstein Hilson Joan Holstein Hilson		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Jay L. Schottenstein		Chairman of the Board and Director

* Michael G. Jesselson		Director

* Thomas R. Ketteler		Director

* Roger S. Markfield		Director

* Cary D. McMillan		Director

* Janice E. Page		Director

* Gerald E. Wedren		Director

*By:	/s/ Joan Holstein Hilson Joan Holstein Hilson, Attorney-in-Fact