Form 10-Q
period 2011-04-30
AMERICAN EAGLE OUTFITTERS INC
filed 2011-05-26
CIK 919012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,871,695 Common Shares were outstanding at May 23, 2011.

AMERICAN EAGLE OUTFITTERS, INC.

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets: April 30, 2011, January 29, 2011 and May 1, 2010	3
Consolidated Statements of Operations and Retained Earnings: 13 weeks ended April 30, 2011 and May 1, 2010	4
Consolidated Statements of Cash Flows: 13 weeks ended April 30, 2011 and May 1, 2010	5
Notes to Consolidated Financial Statements	6
Report of Independent Registered Public Accounting Firm	22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	31
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	N/A
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	32
EX-10.1
EX-10.2
EX-10.3
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,	January 29,	May 1,
	2011	2011	2010
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$474,668	$667,593	$535,239
Short-term investments	130,513	67,102	9,025
Merchandise inventory	331,588	301,208	326,417
Accounts receivable	31,464	36,721	39,637
Prepaid expenses and other	84,687	53,727	90,247
Deferred income taxes	49,023	48,059	45,439

Total current assets	1,101,943	1,174,410	1,046,004

Property and equipment, at cost, net of accumulated depreciation	641,907	643,120	677,880
Intangible assets, at cost, net of accumulated amortization	40,454	7,485	5,327
Goodwill	11,710	11,472	11,413
Long-term investments	5,915	5,915	187,490
Non-current deferred income taxes	10,030	19,616	30,135
Other assets	20,379	17,980	16,941

Total assets	$1,832,338	$1,879,998	$1,975,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$155,183	$167,723	$143,477
Note payable	—	—	17,500
Accrued compensation and payroll taxes	14,915	34,954	22,150
Accrued rent	70,873	70,390	66,907
Accrued income and other taxes	12,242	32,468	12,437
Unredeemed gift cards and gift certificates	29,187	41,001	26,866
Current portion of deferred lease credits	15,981	16,203	17,365
Other liabilities and accrued expenses	24,566	25,098	17,350

Total current liabilities	322,947	387,837	324,052
Non-current liabilities:
Deferred lease credits	79,131	78,606	89,504
Non-current accrued income taxes	40,310	38,671	35,163
Other non-current liabilities	23,486	23,813	20,114

Total non-current liabilities	142,927	141,090	144,781
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566, 249,566 and 249,561 shares issued; 194,871, 194,366 and 205,407 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	543,393	546,597	534,765
Accumulated other comprehensive income	33,573	28,072	21,056
Retained earnings	1,716,173	1,711,929	1,749,513
Treasury stock, 54,695, 55,200 and 44,152 shares, respectively	(929,171)	(938,023)	(801,473)

Total stockholders’ equity	1,366,464	1,351,071	1,506,357

Total liabilities and stockholders’ equity	$1,832,338	$1,879,998	$1,975,190

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In thousands, except per share amounts)	2011	2010
Net sales	$609,562	$648,462
Cost of sales, including certain buying, occupancy and warehousing expenses	377,801	390,766

Gross profit	231,761	257,696
Selling, general and administrative expenses	158,491	168,645
Depreciation and amortization expense	34,880	35,525

Operating income	38,390	53,526
Other income, net	4,512	121

Total other-than-temporary impairment losses	—	514
Portion of loss recognized in other comprehensive income, before tax	—	(514)

Net impairment loss recognized in earnings	—	—

Income before income taxes	42,902	53,647
Provision for income taxes	14,577	17,785

Income from continuing operations	28,325	35,862
Loss from discontinued operations, net of tax	—	(24,940)

Net income	$28,325	$10,922

Basic income per common share:
Income from continuing operations	$0.15	$0.17
Loss from discontinued operations	$0.00	$(0.12)

Basic income per common share	$0.15	$0.05

Diluted income per common share:
Income from continuing operations	$0.14	$0.17
Loss from discontinued operations	$0.00	$(0.12)

Diluted income per common share	$0.14	$0.05

Cash dividends per common share	$0.11	$0.10

Weighted average common shares outstanding — basic	194,683	207,718
Weighted average common shares outstanding — diluted	196,633	210,285

Retained earnings, beginning	$1,711,929	$1,764,049
Net income	28,325	10,922
Cash dividends and dividend equivalents	(21,752)	(21,083)
Reissuance of treasury stock	(2,329)	(4,375)

Retained earnings, ending	$1,716,173	$1,749,513

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2011	2010
Operating activities:
Net income	$28,325	$10,922
Loss from discontinued operations	—	24,940

Income from continuing operations	28,325	35,862
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	35,534	37,124
Share-based compensation	2,506	12,064
Provision for deferred income taxes	8,708	11,594
Tax benefit from share-based payments	256	13,942
Excess tax benefit from share-based payments	(139)	(4,023)
Foreign currency transaction gain	(219)	(113)
Realized loss on sale of investment securities	—	225
Changes in assets and liabilities:
Merchandise inventory	(28,674)	(2,922)
Accounts receivable	5,445	(5,723)
Prepaid expenses and other	(30,327)	(43,487)
Other assets	(2,400)	(341)
Accounts payable	(7,301)	(14,132)
Unredeemed gift cards and gift certificates	(11,960)	(12,622)
Deferred lease credits	(174)	(1,785)
Accrued compensation and payroll taxes	(20,110)	(34,473)
Accrued income and other taxes	(18,749)	(11,874)
Accrued liabilities	90	(6,580)

Total adjustments	(67,514)	(63,126)

Net cash used for operating activities from continuing operations	(39,189)	(27,264)
Investing activities:
Capital expenditures for property and equipment	(37,744)	(19,071)
Acquisition of intangible assets	(33,151)	(394)
Purchase of available-for-sale securities	(111,199)	—
Sale of available-for-sale securities	48,887	6,850

Net cash used for investing activities from continuing operations	(133,207)	(12,615)
Financing activities:
Payments on capital leases	(756)	(563)
Repayment of note payable	—	(12,500)
Repurchase of common stock as part of publicly announced programs	—	(71,809)
Repurchase of common stock from employees	(2,181)	(17,946)
Net proceeds from stock options exercised	2,539	3,610
Excess tax benefit from share-based payments	139	4,023
Cash used to net settle equity awards	—	(6,434)
Cash dividends paid	(21,430)	(20,906)

Net cash used for financing activities from continuing operations	(21,689)	(122,525)

Effect of exchange rates changes on cash	1,160	1,303

Cash flows of discontinued operations
Net cash provided by operating activities	—	2,386
Net cash used for investing activities	—	(6)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash provided by discontinued operations	—	2,380
Net decrease in cash and cash equivalents	(192,925)	(158,721)
Cash and cash equivalents — beginning of period	667,593	693,960

Cash and cash equivalents — end of period	$474,668	$535,239

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$50,419	$28,276
Cash paid during the period for interest	$0	$161
Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Statements
The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at April 30, 2011 and May 1, 2010 and for the 13 week periods ended April 30, 2011 and May 1, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2010 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included.
As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “aerie” refers to our U.S. and Canadian aerie® by American Eagle® stores. “77kids” refers to our 77kids by american eagle® stores. “AEO Direct” refers to our e-commerce operations, ae.com, aerie.com and 77kids.com. “MARTIN+OSA” or “M+O” refers to the MARTIN+OSA stores and e-commerce operation which we operated until its closure during the second quarter of Fiscal 2010.
The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At April 30, 2011, the Company operated in one reportable segment.
On March 5, 2010, the Company’s Board of Directors (the “Board”) approved management’s recommendation to proceed with the closure of the M+O brand. The Company completed the closure of the M+O stores and e-commerce operation during the second quarter of Fiscal 2010. These Consolidated Financial Statements reflect the results of M+O as a discontinued operation for all periods presented.
Fiscal Year
The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2012” and “Fiscal 2011” refer to the 53 and 52 week periods ending February 2, 2013 and January 28, 2012, respectively. “Fiscal 2010” and “Fiscal 2009” refer to the 52 week periods ended January 29, 2011 and January 30, 2010, respectively.
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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28

provides amendments to Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other (“ASC 350”) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have an impact on the Company’s Fiscal 2011 Consolidated Financial Statements.
Foreign Currency Translation
The Canadian dollar is the functional currency for the Canadian business. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 9 to the Consolidated Financial Statements).
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
The Company recognizes revenue generated from its franchise agreements based upon a percentage on sales of merchandise by the franchisee. This revenue is recorded as a component of net sales when earned.
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
Other Income, Net
Other income, net consists primarily of interest income/expense, foreign currency transaction gain/loss and realized investment gain/loss.
Other-than-Temporary Impairment
The Company evaluates its investments for impairment in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) in the Consolidated Statements of Operations, with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss recognized in earnings during either the 13 weeks ended April 30, 2011 or May 1, 2010.
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding net impairment losses recognized in earnings.
Cash and Cash Equivalents, Short-term Investments and Long-term Investments
Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
As of April 30, 2011, short-term investments included commercial paper, corporate bonds, treasury bills and short-term deposits purchased with a maturity of greater than three months, but less than one year, and auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months.
As of April 30, 2011, long-term investments included investments with remaining maturities of greater than 12 months and consisted of ARS classified as available-for-sale. It also includes the Company’s ARS Call Option related to investment sales during Fiscal 2010. The remaining contractual maturities of our long-term ARS investments are approximately 14 months and the ARS Call Option expires on October 29, 2013.
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
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recognized within selling, general and administrative expenses on the Consolidated Statements of Operations.
No asset impairment charges were recorded in the 13 weeks ended April 30, 2011. During the 13 weeks ended May 1, 2010, the Company recorded asset impairment charges of $18.0 million related to the impairment of M+O stores. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. The asset impairment charges for the 13 weeks ended May 1, 2010 are recorded within Loss from Discontinued Operations on the Consolidated Statements of Operations.
Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.
Goodwill
As of April 30, 2011, the Company had approximately $11.7 million of goodwill compared to $11.5 million as of January 29, 2011. The Company’s goodwill is primarily related to the acquisition of its importing operations on January 31, 2000, as well as the acquisition of its Canadian business on November 29, 2000. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 29, 2011. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.
Intangible Assets
Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.
The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets the assets are impaired and are adjusted to their estimated fair value. No asset impairment charges were recorded in the 13 weeks ended April 30, 2011 or May 1, 2010.
Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.
Gift Cards
The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended April 30, 2011 and May 1, 2010, the Company recorded $1.1 million and $1.0 million, respectively, of revenue related to gift card breakage.
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
Co-branded Credit Card and Customer Loyalty Program
The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the American Eagle, aerie and 77kids brands. These credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in the credit card rewards program. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance.
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

The Company offers its customers the AEREWARD$sm loyalty program (the “Program”). Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated expiration date, which is approximately one month from the mailing date of the reward. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company determined that rewards earned using the Program should be accounted for in accordance with ASC 605-25. Accordingly, the portion of the sales revenue attributed to the award credits is deferred and recognized when the awards are redeemed or expire.
Stock Repurchases
During Fiscal 2007, the Company’s Board authorized a total of 60.0 million shares of its common stock for repurchase under its share repurchase program with expiration dates extending into Fiscal 2010. At the beginning of Fiscal 2010, the Company had 30.0 million shares remaining authorized for repurchase.
During Fiscal 2010, the Company repurchased 15.5 million shares as part of its publicly announced repurchase programs for approximately $216.1 million, at a weighted average price of $13.94 per share. Of the total Fiscal 2010 share repurchases, 4.0 million shares were repurchased in the 13 weeks ended May 1, 2010 for approximately $71.8 million, at a weighted average price of $17.95 per share.
There were no share repurchases as a part of the Company’s publicly announced repurchase programs during the 13 weeks ended April 30, 2011. As of April 30, 2011, the Company had 14.5 million shares remaining authorized for repurchase. These shares may be repurchased at the Company’s discretion. During Fiscal 2010, the Company’s Board extended the current remaining share repurchase authorization of 14.5 million shares through February 2, 2013.
During the 13 weeks ended April 30, 2011 and May 1, 2010, the Company repurchased approximately 0.1 million and 1.0 million shares, respectively, from certain employees at market prices totaling $2.2 million and $17.9 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Award and Incentive Plan (the “2005 Plan”).
The aforementioned share repurchases have been recorded as treasury stock.
Segment Information
In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified four operating segments (American Eagle Brand US and Canadian stores, aerie retail stores, 77kids retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.
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

	April 30,	January 29,	May 1,
(In thousands)	2011	2011	2010
Cash and cash equivalents:
Cash	$251,002	$122,578	$116,190
Commercial paper	43,830	40,884	—
Corporate bonds	—	3,695	—
Treasury bills	25,288	102,996	132,296
Money-market	154,548	397,440	286,753

Total cash and cash equivalents	$474,668	$667,593	$535,239
Short-term investments:
Commercial paper	$13,695	$—	$—
Corporate bonds	21,232	—	—
Treasury bills	73,143	—	—
Term-deposits	18,743	63,402	—
State and local government ARS	3,700	3,700	9,025

Total short-term investments	$130,513	$67,102	$9,025
Long-term investments:
State and local government ARS	$5,500	$5,500	$25,167
Student-loan backed ARS	—	—	148,874
Auction rate preferred securities	—	—	13,449
ARS Call Option	415	415	—

Total long-term investments	$5,915	$5,915	$187,490

Total	$611,096	$740,610	$731,754

Proceeds from the sale of investments were $48.9 million and $6.9 million for the 13 weeks ended April 30, 2011 and May 1, 2010, respectively. The purchase of investments for the 13 weeks ended April 30, 2011 was $111.2 million. There were no purchases of investments during the 13 weeks ended May 1, 2010.
The following table presents the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired. As of April 30, 2011, the fair value of all ARS investments approximated par, with no gross unrealized holding losses.

			Greater Than or
	Less Than 12 Months		Equal to 12 Months
	Gross Unrealized		Gross Unrealized
(In thousands)	Holding Losses	Fair Value	Holding Losses	Fair Value

May 1, 2010
Student-loan backed ARS	$(985)	$4,486	$(7,341)	$55,188
State and local government ARS	(108)	5,381	(125)	11,037
Auction rate preferred securities	—	—	(611)	13,449

Total (1)	$(1,093)	$9,867	$(8,077)	$79,674

(1)	Fair value excludes $107.0 million as of May 1, 2010 of securities whose fair value approximated par. Additionally, as of May 1, 2010, fair value shown above includes ($0.9) million of OTTI that has been previously recognized in earnings.
During Fiscal 2010, the Company liquidated $191.4 million carrying value of ARS investments for proceeds of $177.5 million and a realized loss of $24.4 million (of which $10.9 million was previously included in OCI on the Company’s Consolidated Balance Sheets). The ARS securities sold during Fiscal 2010 included $119.7 million of par value ARS securities whereby the Company entered into a settlement agreement under which a financial institution (the “purchaser”) purchased the ARS at a discount to par, plus accrued interest. Additionally, under this agreement, the Company retained a right (the “ARS Call Option”), for a period ending October 29, 2013 to: (a) repurchase any or all of the ARS securities sold at the agreed upon purchase prices received from the purchaser plus accrued interest; and/or (b) receive additional proceeds from the purchaser upon certain redemptions of the ARS securities sold. The ARS Call Option is cancelable by the purchaser for additional cash consideration.
The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. Upon origination, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option was included as an offsetting amount within the net loss on liquidation of $24.4 million referenced above. As of April 30, 2011, the Company determined that the remaining value of the ARS Call Option, which is classified as a long-term investment on the Consolidated Balance Sheets, was $0.4 million.
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
As of April 30, 2011 and May 1, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and auction rate preferred securities.
In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of April 30, 2011 and May 1, 2010:

	Fair Value Measurements at April 30, 2011
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash	$251,002	$251,002	$—	$—
Commercial paper	43,830	43,830	—	—
Treasury bills	25,288	25,288	—	—
Money-market	154,548	154,548	—	—

Total cash and cash equivalents	$474,668	$474,668	$—	$—
Short-term investments
Commercial paper	$13,695	$13,695	$—	$—
Corporate bonds	21,232	21,232	—	—
Treasury bills	73,143	73,143	—	—
Term-deposits	18,743	18,743	—	—
State and local government ARS	3,700	—	—	3,700

Total short-term investments	$130,513	$126,813	$—	$3,700
Long-term investments
State and local government ARS	$5,500	$—	$—	$5,500
ARS Call Option	415	—	—	415

Total long-term investments	$5,915	$—	$—	$5,915

Total	$611,096	$601,481	$—	$9,615

	Fair Value Measurements at May 1, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
(In thousands)	Amount	(Level 1)	Inputs (Level 2)	(Level 3)
Cash and cash equivalents
Cash	$116,190	$116,190	$—	$—
Treasury bills	132,296	132,296	—	—
Money-market	286,753	286,753	—	—

Total cash and cash equivalents	$535,239	$535,239	$—	$—
Short-term investments
State and local government ARS	$9,025	$—	$—	$9,025

Total short-term investments	$9,025	$—	$—	$9,025
Long-term investments
Student-loan backed ARS	$148,874	$—	$—	$148,874
State and local government ARS	25,167	—	—	25,167
Auction rate preferred securities	13,449	—	—	13,449

Total long-term investments	$187,490	$—	$—	$187,490

Total	$731,754	$535,239	$—	$196,515

The Company uses a discounted cash flow model to value its Level 3 investments. For April 30, 2011, the assumptions in the Company’s model included different recovery periods, ranging from two to 14 months depending on the type of security, varying discount factors for yield, ranging from 0.22% to 1.99%, and illiquidity of 0.50%. For May 1, 2010, the assumptions in the Company’s model included different recovery periods, ranging from two months to 11 years depending on the type of security, varying discount factors for yield, ranging from 0.2% to 5.0%, and illiquidity, ranging from 0.3% to 4.0%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.

As a result of the discounted cash flow analysis, no net impairment loss was recorded for the 13 weeks ended April 30, 2011. For the 13 weeks ended May 1, 2010, the Company recognized a net recovery of $1.1 million ($0.7 million, net of tax), which reduced the total cumulative impairment recognized in OCI as of May 1, 2010 to $9.2 million ($5.7 million, net of tax) from $10.3 million ($6.4 million, net of tax) at the end of Fiscal 2009. The reversal of temporary impairment was primarily driven by favorable changes in the discount rate. These amounts were recorded in OCI and resulted in an increase in the investments’ estimated fair values. No net impairment loss was recorded in earnings during the 13 weeks ended May 1, 2010.
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

As of April 30, 2011, the Company’s Level 3 (unobservable inputs) included $9.2 million and $0.4 million in auction rate municipal securities and the ARS Call Option, respectively. There was no change in the carrying value of these Level 3 assets during the 13 weeks ended April 30, 2011.
Non-Financial Assets
The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 29, 2011, the Company concluded that its goodwill was not impaired. During the 13 weeks ended April 30, 2011, there were no triggering events that prompted an asset impairment test of the Company’s goodwill.
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
Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O
5. Earnings per Share
ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share (“ASC 260”). Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. There were no participating securities outstanding during the 13 weeks ending April 30, 2011. During the 13 weeks ended May 1, 2010, the allocation of earnings to participating securities was not significant and amounted to $0.2 million. The application of ASC 260-10-45 resulted in no change to basic or diluted income from continuing operations per common share for the 13 weeks ended April 30, 2011 and May 1, 2010.
The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2011	2010
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,683	207,718
Dilutive effect of stock options and non-vested restricted stock	1,950	2,567

Diluted number of common shares outstanding	196,633	210,285

Equity awards to purchase approximately 7.4 million and 7.2 million shares of common stock during the 13 weeks ended April 30, 2011 and May 1, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
For the 13 weeks ended April 30, 2011 and May 1, 2010, approximately 1.8 million and 0.5 million shares of performance-based restricted stock units, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, for the 13 weeks ended April 30, 2011 and May 1, 2010, there were approximately 17,000 and 0.3 million shares, respectively, of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.
6. Property and Equipment
Property and equipment consists of the following:

	April 30,	January 29,	May 1,
(In thousands)	2011	2011	2010
Property and equipment, at cost	$1,458,608	$1,432,802	$1,385,071
Less: Accumulated depreciation and amortization	(816,701)	(789,682)	(707,191)

Property and equipment, net	$641,907	$643,120	$677,880

7. Intangible Assets
Intangible assets include costs to acquire and register the Company’s trademark assets. During the 13 weeks ended April 30, 2011, the Company purchased $33.2 million of trademark assets to support its international expansion strategy. The following table represents intangible assets as of April 30, 2011, January 29, 2011 and May 1, 2010.

	April 30,	January 29,	May 1,
(In thousands)	2011	2011	2010
Trademarks, at cost	$43,114	$9,967	$7,560
Less: Accumulated amortization	(2,660)	(2,482)	(2,233)

Intangible assets, net	$40,454	$7,485	$5,327

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets estimated useful life of 15 to 25 years. For both the 13 weeks ended April 30, 2011 and May 1, 2010, the Company recorded $0.3 million of amortization expense.

The table below summarizes the estimated future amortization expense for the next five fiscal years:

Future
(In thousands)	Amortization
Remainder of 2011	$1,448
2012	1,890
2013	1,888
2014	1,888
2015	1,885
8. Other Credit Arrangements
The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $310.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion.
The letters of credit facilities of $150.0 million USD and $50.0 million USD expire November 1, 2011 and May 27, 2011, respectively. The $50.0 million USD and $25.0 million CAD demand lines expire on April 19, 2012 and December 13, 2011, respectively. The remaining $60.0 million USD facility expires on May 22, 2011.
As of April 30, 2011, the Company had outstanding demand letters of credit of $36.0 million USD and no demand line borrowings. The availability of any future borrowings is subject to acceptance by the respective financial institutions.
Refer to Note 14 to the Consolidated Financial Statements for subsequent events related to the Company’s credit facilities.
9. Comprehensive Income
Comprehensive income is comprised of the following:

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2011	2010
Net income	$28,325	$10,922
Other comprehensive income:
Temporary impairment reversal related to ARS, net of tax (1)	—	695
Foreign currency translation adjustment	5,501	3,523

Other comprehensive income:	5,501	4,218

Total comprehensive income	$33,826	$15,140

(1)	Amount is shown net of tax of ($0.4) million.
10. Share-Based Compensation
The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended April 30, 2011 and May 1, 2010 was $2.5 million ($1.5 million, net of tax) and $12.1 million ($7.4 million, net of tax), respectively.

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
A summary of the Company’s stock option activity for the 13 weeks ended April 30, 2011 follows:

			Weighted- Average
			Remaining
		Weighted- Average	Contractual	Aggregate
	Options	Exercise Price	Term (in years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding — January 29, 2011	12,124	$15.25
Granted	47	$15.02
Exercised (1)	(241)	$10.52
Cancelled	(44)	$21.58

Outstanding — April 30, 2011	11,886	$15.32	3.3	$38,701

Vested and expected to vest — April 30, 2011	11,759	$15.34	3.3	$38,332

Exercisable — April 30, 2011	4,043	$7.12	2.3	$34,110

(1)	Options exercised during the 13 weeks ended April 30, 2011 had exercise prices ranging from $4.54 to $11.66.
The weighted-average grant date fair value of stock options granted during the 13 weeks ended April 30, 2011 and May 1, 2010 was $4.73 and $5.31, respectively. The aggregate intrinsic value of options exercised during the 13 weeks ended April 30, 2011 and May 1, 2010 was $1.2 million and $9.3 million, respectively.
Cash received from the exercise of stock options was $2.5 million for the 13 weeks ended April 30, 2011 and $3.6 million for the 13 weeks ended May 1, 2010. The actual tax benefit realized from stock option exercises totaled $0.3 million for the 13 weeks ended April 30, 2011 and $13.9 million for the 13 weeks ended May 1, 2010.
The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
	April 30,	May 1,
Black-Scholes Option Valuation Assumptions	2011	2010
Risk-free interest rate (1)	2.1%	2.3%
Dividend yield	2.6%	2.1%
Volatility factor (2)	42.7%	40.2%
Weighted-average expected term (3)	5.0 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding, based on historical experience.

(4)	Based upon historical experience.
As of April 30, 2011, there was $2.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Grants
Time-based restricted stock awards are comprised of time-based restricted stock units. These awards vest over three years; however, they may be accelerated to vest over one year if the Company meets pre-established performance goals in the year of grant. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.
Performance-based restricted stock awards include performance-based restricted stock units. These awards cliff vest at the end of a three year period based upon the Company’s achievement of pre-established goals throughout the term of the award. Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.
A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	April 30, 2011		April 30, 2011
		Weighted-Average Grant		Weighted-Average Grant
(Shares in thousands)	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested — January 29, 2011	877	$17.45	630	$12.59
Granted	1,356	15.03	1,222	15.03
Vested	(372)	17.45	—	—
Cancelled	(45)	16.27	(97)	12.07

Nonvested — April 30, 2011	1,816	$15.76	1,755	$14.24
As of April 30, 2011, there was $26.8 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.7 years.
As of April 30, 2011, the Company had 24.9 million shares available for all equity grants.
11. Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended April 30, 2011 was 34.0% compared to 33.2% for the 13 weeks ended May 1, 2010. The lower effective income tax rate for the 13 weeks ended May 1, 2010 was primarily due to federal and state income tax settlements and other changes in income tax reserves.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended April 30, 2011. Unrecognized tax benefits decreased by $2.9 million during the 13 weeks ended May 1, 2010, primarily due to federal and state income tax settlements and other changes in income tax reserves. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.
12. Legal Proceedings
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
13. Discontinued Operations
On March 5, 2010, the Company’s Board of Directors approved management’s recommendation to proceed with the closure of the M+O brand. The Company completed the closure of the M+O stores and e-commerce operation during the second quarter of Fiscal 2010. These Consolidated Financial Statements reflect the results of M+O as a discontinued operation for all periods presented.
Costs associated with exit or disposal activities are recorded when incurred. The Loss from Discontinued Operations for the 13 weeks ended May 1, 2010 included pre-tax closure charges of $25.8 million. For the 13 weeks ended May 1, 2010, pre-tax charges were comprised of $5.4 million for severance and other employee-related charges, $2.4 million in inventory charges and a non-cash asset impairment charge of $18.0 million. As of April 30, 2011, there were no accrued liabilities associated with the closure of M+O.
The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statement of Operations for the 13 weeks ended May 1, 2010.

13 Weeks Ended
(In thousands)	May 1, 2010
Net sales	$10,991

Loss from discontinued operations, before income taxes	$(40,465)
Income tax benefit	15,525

Loss from discontinued operations, net of tax	$(24,940)

Loss per common share from discontinued operations:
Basic	$(0.12)
Diluted	$(0.12)
There were no assets or liabilities included in the Consolidated Balance Sheets for M+O as of April 30, 2011 and January 29, 2011. The major classes of assets and liabilities included in the Consolidated Balance Sheets for M+O as of May 1, 2010 are as follows:

(In thousands)	May 1, 2010
Current assets	$7,085
Non-current assets	7,500

Total assets	$14,585

Total current liabilities	$7,561
Total non-current liabilities	5,781

Total liabilities	$13,342

14. Subsequent Events
Subsequent to the 13 weeks ended April 30, 2011, the Company renewed its $60.0 million USD credit facility that can be used for either letters of credit or demand line borrowings. This renewed credit facility expires on May 21, 2012, compared to the previous expiration date of May 22, 2011. No other terms of the agreement changed as a result of this renewal.
Additionally, subsequent to the 13 weeks ended April 30, 2011, the Company renewed its $50.0 million USD letter of credit facility. This renewed credit facility expires on May 31, 2012, compared to the previous expiration date of May 27, 2011, and the Company voluntarily reduced the facility from $50.0 million to $35.0 million USD.

The Company has evaluated the existence of subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Review by Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the 13 week periods ended April 30, 2011 and May 1, 2010, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Eagle Outfitters, Inc.
We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of April 30, 2011 and May 1, 2010, and the related consolidated statements of operations and retained earnings and the consolidated statements of cash flows for the 13 week periods ended April 30, 2011 and May 1, 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 29, 2011, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the year then ended not presented herein, and in our report dated March 11, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
May 26, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2010 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2010 Annual Report on Form 10-K.
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
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:
•	the planned opening of 14 new American Eagle stores, 12 new 77kids stores and 10 new aerie stores in the United States and Canada during Fiscal 2011;

•	the selection of approximately 60 to 65 American Eagle stores in the United States and Canada for remodeling during Fiscal 2011;

•	the planned closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2011;

•	the planned opening of 20 new franchised American Eagle stores during Fiscal 2011;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility to engaging in future franchise agreements, growth through acquisitions and/or internally developing additional new brands;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.
We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2010 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.
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
Store productivity — Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price (“AUR”), conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance.
Inventory turnover — Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.
Cash flow and liquidity — Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our liquidity. Cash flow from operations has historically been sufficient to cover our uses of cash. Our management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.
Results of Operations
Overview
Overall, sales for the quarter were below our plan, while earnings were within the expected range. An improved merchandise margin, reflecting strong inventory discipline, combined with cost savings from our profit initiative were key contributors to this performance.
Net sales for the first quarter ended April 30, 2011 decreased 6% to $609.6 million and comparable store sales decreased 8%, against a 5% increase last year. By brand, AE brand comparable store sales decreased 8%, aerie decreased 7% and sales for AEO direct increased 3% in the first quarter. First quarter sales results largely reflected less depth in key items, which resulted in less promotional activity. During the period, we faced a highly competitive and promotional retail landscape.
The gross margin decreased 170 basis points. An increased merchandise margin was offset by higher rent as a rate to sales due to new store openings and the impact of negative comparable store sales. Expense reduction efforts yielded savings in the quarter resulting in a 6%, or $10.2 million, decrease in selling, general and administrative expense, compared to a year ago.
Operating income for the first quarter was $38.4 million compared to $53.5 million last year. Operating income as a percent to net sales was 6.3% this year compared to 8.2% last year. Income from continuing operations decreased 21% to $28.3 million compared to $35.9 million a year ago. Income from continuing operations per diluted share decreased $0.03 to $0.14 per diluted share.
We had $611.1 million in cash and cash equivalents, short-term and long-term investments as of April 30, 2011.
Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.0	60.3

Gross profit	38.0	39.7
Selling, general and administrative expenses	26.0	26.0
Depreciation and amortization expense	5.7	5.5

Operating income	6.3	8.2
Other income, net	0.7	—

Income before income taxes	7.0	8.2
Provision for income taxes	2.4	2.7

Income from continuing operations	4.6	5.5
Loss from discontinued operations	—	(3.8)

Net income	4.6%	1.7%

The following table shows our adjusted consolidated store data for the 13 weeks ended April 30, 2011 and May 1, 2010.

	13 Weeks Ended
	April 30,	May 1,
	2011	2010 (1)

Number of stores:
Beginning of period	1,086	1,075
Opened	11	7
Closed	(1)	(5)

End of period	1,096	1,077

Total gross square feet at end of period	6,397,205	6,241,719

International franchise stores at end of period (2)	5	2

(1)	The number of stores and gross square feet for the 13 weeks ended May 1, 2010 excludes all 28 M+O stores that were closed during the second quarter of 2010.

(2)	The international franchise stores are not included in the consolidated store data or the total gross square feet calculation as of April 30, 2011 or May 1, 2010.
Our operations are conducted in one reportable segment, which includes 931 U.S. and Canadian AE retail stores, 150 aerie stand-alone retail stores, 15 77kids retail stores and AEO Direct.
Comparison of the 13 weeks ended April 30, 2011 to the 13 weeks ended May 1, 2010
Net Sales
Net sales for the 13 weeks ended April 30, 2011 decreased 6% to $609.6 million compared to $648.5 million for the 13 weeks ended May 1, 2010. The decrease in net sales resulted primarily from an 8% decrease in comparable store sales.
AE men’s comparable store sales decreased 5% and AE women’s decreased 10% compared to last year. For the first quarter, transactions declined in the low double-digits. The average transaction value increased in the mid single-digits, driven by a high single-digit increase in the average unit retail price. Fewer price promotions during the quarter contributed to the higher AUR.
Gross Profit
Gross profit for the 13 weeks ended April 30, 2011 was $231.8 million, or 38.0% as a percent to net sales, compared to $257.7 million, or 39.7% as a rate to net sales last year. Merchandise margin increased by 70 basis points primarily due to favorable product costs, improved markdowns and decreased promotional activity. Buying, occupancy and warehousing costs increased by 240 basis points, as a result of rent related to new store openings and negative comparable store sales.
There was $1.2 million of share-based payment expense for the 13 weeks ended April 30, 2011, consisting of time-based awards, included in gross profit for the period compared to $3.9 million for the 13 weeks ended May 1, 2010.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the 13 weeks ended April 30, 2011 decreased approximately 6% to $158.5 million from $168.6 million. As a rate to net sales, selling, general and administrative expenses were flat to last year at 26.0%. The decrease in selling, general and administrative expenses reflects our expense saving efforts, offset by planned investments in advertising and costs associated with new store growth.
There was $1.3 million of share-based payment expense, consisting of time-based awards, included in selling, general and administrative expenses compared to $8.2 million last year.
Depreciation and Amortization Expense
Depreciation and amortization expense as a percent to net sales increased to 5.7% for the 13 weeks ended April 30, 2011 compared to 5.5% for the corresponding period last year as a result of the impact of the negative comparable store sales. Depreciation and amortization expense decreased to $34.9 million, compared to $35.5 million last year.
Other Income, Net
Other income, net was $4.5 million for the 13 weeks ended April 30, 2011 compared to $0.1 million for the 13 weeks ended May 1, 2010. The increase in other income, net is primarily the result of additional proceeds received from the ARS Call Option that amounted to a $0.01 per diluted share benefit.
Provision for Income Taxes
The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended April 30, 2011 was 34.0% compared to 33.2% for the 13 weeks ended May 1, 2010. The lower effective income tax rate for the 13 weeks ended May 1, 2010 was primarily due to federal and state income tax settlements and other changes in income tax reserves.

Income from Continuing Operations
Income from continuing operations for the 13 weeks ended April 30, 2011 was $28.3 million, or $0.14 per diluted share, compared to income from continuing operations for the 13 weeks ended May 1, 2010 of $35.9 million, or $0.17 per diluted share. The change in income from continuing operations is attributable to the factors noted above.
Loss from Discontinued Operations
We completed the closure of M+O stores and related e-commerce operation during the second quarter of Fiscal 2010. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $24.9 million for the 13 weeks ended May 1, 2010 and includes pre-tax closure charges of $5.4 million for severance and other employee-related charges, $2.4 million in inventory charges and a non-cash asset impairment charge of $18.0 million.
Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.
Net Income
Net income increased to $28.3 million, or 4.6% as a percent to net sales, from $10.9 million, or 1.7% as a percent to net sales last year. Net income per diluted share increased to $0.14 from $0.05 in the prior year. The change in net income is attributable to the factors noted above.
International Expansion
We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open a series of American Eagle and aerie stores in the Middle East, Northern Africa, Eastern Europe, Japan and Israel. As of the April 30, 2011, we had five franchised stores operated by our franchise partners in Dubai, Kuwait City and Hong Kong. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement.
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
As of April 30, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction rate securities (“ARS”).

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of April 30, 2011:

	Fair Value Measurements at April 30, 2011
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash	$251,002	$251,002	$—	$—
Commercial paper	43,830	43,830	—	—
Treasury bills	25,288	25,288	—	—
Money-market	154,548	154,548	—	—

Total cash and cash equivalents	$474,668	$474,668	$—	$—
Short-term investments
Commercial paper	$13,695	$13,695	$—	$—
Corporate bonds	21,232	21,232	—	—
Treasury bills	73,143	73,143	—	—
Term-deposits	18,743	18,743	—	—
State and local government ARS	3,700	—	—	3,700

Total short-term investments	$130,513	$126,813	$—	$3,700
Long-term investments
State and local government ARS	$5,500	$—	$—	$5,500
ARS Call Option	415	—	—	415

Total long-term investments	$5,915	$—	$—	$5,915

Total	$611,096	$601,481	$—	$9,615

Percent to Total	100.0%	98.4%	0.0%	1.6%
We use a discounted cash flow model to value our Level 3 investments. The assumptions in our model included different recovery periods, ranging from two months to 14 months depending on the type of security, varying discount factors for yield, ranging from 0.22% to 1.99%, and illiquidity of 0.50%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions (i.e., an increase in the recovery period by one year or an increase to the discount rate and illiquidity premium of 100 basis points) would not result in a material change to the valuation.
The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was also estimated using a discounted cash flow model. The model considers potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities of the issuers of the ARS. The analysis then assesses the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Future changes in the fair values of the ARS Call Option will be recorded within the Consolidated Statements of Operations.
Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information on our investment securities, including a description of the securities and a discussion of the uncertainties relating to their liquidity.
Liquidity and Capital Resources
Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our current and future uses of cash include the development of aerie and 77kids. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations.

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
The following sets forth certain measures of our liquidity:

	April 30,	January 29,	May 1,
	2011	2011	2010
Working Capital (in 000’s)	$778,996	$786,573	$721,952
Current Ratio	3.41	3.03	3.23
The $7.6 million decrease in working capital as of April 30, 2011 compared to January 29, 2011, resulted primarily from the use of cash for capital expenditures, purchase of intangible assets and the payment of dividends, offset by net income, net of non-cash adjustments. The $57.0 million increase in working capital as of April 30, 2011, compared to May 1, 2010, is primarily related to an increase in cash and cash equivalents as a result of business performance and the liquidation of our long-term investments.
Cash Flows from Operating Activities of Continuing Operations
Net cash used for operating activities totaled $39.2 million and $27.3 million for the 13 weeks ended April 30, 2011 and May 1, 2010, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflows of cash for operations were for the payment of operational costs.
Cash Flows from Investing Activities of Continuing Operations
Investing activities for the 13 weeks ended April 30, 2011 included $37.7 million of capital expenditures for property and equipment, $33.2 million for the acquisition of intangible assets related to our international expansion strategy and $111.2 million of investment purchases, partially offset by $48.9 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 13 weeks ended May 1, 2010 included $19.1 million used for capital expenditures, partially offset by $6.9 million from the sale of investments classified as available-for-sale.
Cash Flows from Financing Activities of Continuing Operations
Cash used for financing activities for the 13 weeks ended April 30, 2011 consisted primarily of $21.4 million for the payment of dividends. Cash used for financing activities for the 13 weeks ended May 1, 2010 primarily included $71.8 million for the repurchase of 4.0 million shares as part of our publicly announced repurchase program, $20.9 million for the payment of dividends, $17.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $12.5 million for the partial repayment of our $30.0 million demand line borrowings.
Credit Facilities
We have borrowing agreements with four separate financial institutions under which we may borrow an aggregate of $310.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $200.0 million USD can be used for demand letter of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at our discretion.
The letters of credit facilities of $150.0 million USD and $50.0 million USD expire November 1, 2011 and May 27, 2011, respectively. The $50.0 million USD and $25.0 million CAD demand lines expire on April 19, 2012 and December 13, 2011, respectively. The remaining $60.0 million USD facility expires on May 22, 2011.
As of April 30, 2011, we had outstanding demand letters of credit of $36.0 million USD and no demand line borrowings. The availability of any future borrowings is subject to acceptance by the respective financial institutions.
Subsequent to the 13 weeks ended April 30, 2011, we renewed our $60.0 million USD credit facility that can be used for either letters of credit or demand line borrowings. This renewed credit facility expires on May 21, 2012, compared to the previous expiration date of May 22, 2011. No other terms of the agreement changed as a result of this renewal.

Additionally, subsequent to the 13 weeks ended April 30, 2011, we renewed our $50.0 million USD letter of credit facility. This renewed credit facility expires on May 31, 2012, compared to the previous expiration date of May 27, 2011, and we voluntarily reduced the facility from $50.0 million to $35.0 million USD.
Capital Expenditures for Property and Equipment
Capital expenditures for the 13 weeks ended April 30, 2011 were $37.7 million and included $27.8 million related to investments in our stores, including 11 new AE, aerie and 77kids stores, and 32 remodels. Additionally, we continued to support our infrastructure growth by investing in the improvement and expansion of our distribution centers ($5.4 million), information technology initiatives ($3.2 million) and other home office projects ($1.3 million).
For Fiscal 2011, we continue to expect capital expenditures to be in the range of $90 million to $100 million with approximately half of the amount relating to store growth and renovation.
Stock Repurchases
During Fiscal 2007, our Board authorized a total of 60.0 million shares of our common stock for repurchase under our share repurchase program with expiration dates extending into Fiscal 2010. At the beginning of Fiscal 2010, we had 30.0 million shares remaining authorized for repurchase.
During Fiscal 2010, we repurchased 15.5 million shares as part of our publicly announced repurchase programs for approximately $216.1 million, at a weighted average price of $13.94 per share. Of the total Fiscal 2010 share repurchases, 4.0 million shares were repurchased in the 13 weeks ended May 1, 2010 for approximately $71.8 million, at a weighted average price of $17.95 per share.
There were no share repurchases as a part of our publicly announced repurchase programs during the 13 weeks ended April 30, 2011. As of April 30, 2011, we had 14.5 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion. During Fiscal 2010, our Board extended the current remaining share repurchase authorization of 14.5 million shares through February 2, 2013.
During the 13 weeks ended April 30, 2011 and May 1, 2010, we repurchased approximately 0.1 million and 1.0 million shares, respectively, from certain employees at market prices totaling $2.2 million and $17.9 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Award and Incentive Plan. The aforementioned share repurchases have been recorded as treasury stock.
Dividends
During the 13 weeks ended April 30, 2011, our Board declared a quarterly cash dividend of $0.11 per share, which was paid on April 8, 2011.
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 29, 2011 contained in our Fiscal 2010 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes in our exposure to market risk from January 29, 2011. Our market risk profile as of January 29, 2011 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2010 Annual Report on Form 10-K.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2010 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the 13 weeks ended April 30, 2011.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 30, 2011 through February 26, 2011)	—	$—	—	14,500,000
Month #2 (February 27, 2011 through April 2, 2011)	144,645	$15.08	—	14,500,000
Month #3 (April 3, 2011 through April 30, 2011)	445	$15.74	—	14,500,000

Total	145,090	$15.08	—	14,500,000

(1)	Shares purchased during Month #2 and #3 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2008, our Board aurhorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 14.5 million shares that may yet be purchased under the program was set to expire at the of Fiscal 2010 but was extended through the end of Fiscal 2012.

ITEM 6.	EXHIBITS.

* Exhibit 10.1	Form of Notice of Grant of Stock Options and Option Award Agreement

* Exhibit 10.2	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Award Agreement

* Exhibit 10.3	Form of Notice of Long Term Incentive Grant of Restricted Stock Units and Long Term Incentive Restricted Stock Units Award Agreement

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 101	Interactive Data File

*	Filed with this report.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 26, 2011
American Eagle Outfitters, Inc.
(Registrant)

By:	/s/ James V. O’Donnell James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)