Form 10-Q
period 2011-07-30
AMERICAN EAGLE OUTFITTERS INC
filed 2011-08-25
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,901,192 Common Shares were outstanding at August 22, 2011.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	July 30, 2011	January 29, 2011	July 31, 2010
	(Unaudited)		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$389,299	$667,593	$425,523
Short-term investments	124,697	67,102	5,800
Merchandise inventory	470,242	301,208	349,091
Accounts receivable	31,530	36,721	41,793
Prepaid expenses and other	90,788	53,727	99,475
Deferred income taxes	48,585	48,059	41,129

Total current assets	1,155,141	1,174,410	962,811

Property and equipment, at cost, net of accumulated depreciation	635,540	643,120	657,131
Intangible assets, at cost, net of accumulated amortization	40,295	7,485	6,520
Goodwill	11,668	11,472	11,364
Long-term investments	648	5,915	166,717
Non-current deferred income taxes	2,460	19,616	28,724
Other assets	20,750	17,980	16,436

Total assets	$1,866,502	$1,879,998	$1,849,703

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$187,572	$167,723	$144,929
Accrued compensation and payroll taxes	24,928	34,954	31,356
Accrued rent	72,477	70,390	83,617
Accrued income and other taxes	13,998	32,468	13,801
Unredeemed gift cards and gift certificates	26,542	41,001	21,201
Current portion of deferred lease credits	15,938	16,203	16,909
Other liabilities and accrued expenses	21,037	25,098	19,413

Total current liabilities	362,492	387,837	331,226
Non-current liabilities:
Deferred lease credits	77,925	78,606	83,709
Non-current accrued income taxes	38,256	38,671	35,748
Other non-current liabilities	20,842	23,813	21,030

Total non-current liabilities	137,023	141,090	140,487
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—

Common stock, $0.01 par value; 600,000 shares authorized; 249,566, 249,566 and 249,559 shares issued; 194,901, 194,366 and 195,539 shares outstanding, respectively	2,496	2,496	2,496

Contributed capital	546,677	546,597	540,326
Accumulated other comprehensive income	32,692	28,072	19,250
Retained earnings	1,713,778	1,711,929	1,735,503
Treasury stock, 54,665, 55,200 and 54,020 shares, respectively	(928,656)	(938,023)	(919,585)

Total stockholders’ equity	1,366,987	1,351,071	1,377,990

Total liabilities and stockholders’ equity	$1,866,502	$1,879,998	$1,849,703

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share amounts)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$675,703	$651,502	$1,285,265	$1,299,964
Cost of sales, including certain buying, occupancy and warehousing expenses	443,642	411,794	821,443	802,560

Gross profit	232,061	239,708	463,822	497,404
Selling, general and administrative expenses	167,099	165,493	325,590	334,138
Depreciation and amortization expense	35,675	36,049	70,555	71,574

Operating income	29,287	38,166	67,677	91,692
Other income (expense), net	1,431	(1,110)	5,943	(989)

Income before income taxes	30,718	37,056	73,620	90,703
Provision for income taxes	11,049	11,213	25,626	28,998

Income from continuing operations	19,669	25,843	47,994	61,705
Loss from discontinued operations, net of tax	—	(16,180)	—	(41,120)

Net income	$19,669	$9,663	$47,994	$20,585

Basic income per common share:
Income from continuing operations	$0.10	$0.13	$0.25	$0.30
Loss from discontinued operations	$0.00	($0.08)	$0.00	($0.20)

Basic income per common share	$0.10	$0.05	$0.25	$0.10

Diluted income per common share:
Income from continuing operations	$0.10	$0.13	$0.24	$0.30
Loss from discontinued operations	$0.00	($0.08)	$0.00	($0.20)

Diluted income per common share	$0.10	$0.05	$0.24	$0.10

Cash dividends per common share	$0.11	$0.11	$0.22	$0.21

Weighted average common shares outstanding - basic	194,909	201,764	194,800	204,238
Weighted average common shares outstanding - diluted	196,578	203,153	196,626	206,430

Retained earnings, beginning	$1,716,173	$1,749,513	$1,711,929	$1,764,049
Net income	19,669	9,663	47,994	20,585
Cash dividends and dividend equivalents	(21,850)	(22,434)	(43,602)	(43,517)
Reissuance of treasury stock	(214)	(1,239)	(2,543)	(5,614)

Retained earnings, ending	$1,713,778	$1,735,503	$1,713,778	$1,735,503

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010

Operating activities:
Net income	$47,994	$20,585
Loss from discontinued operations	—	41,120

Income from continuing operations	47,994	61,705
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	71,864	73,660
Share-based compensation	5,838	18,380
Provision for deferred income taxes	16,389	17,933
Tax benefit from share-based payments	290	13,039
Excess tax benefit from share-based payments	(152)	(4,100)
Foreign currency transaction loss	219	1,159
Net impairment loss recognized in earnings	—	1,248
Realized loss on sale of investment securities	—	225
Changes in assets and liabilities:
Merchandise inventory	(167,590)	(29,870)
Accounts receivable	5,271	(8,690)
Prepaid expenses and other	(36,797)	(53,574)
Other assets	(2,767)	180
Accounts payable	23,526	(11,134)
Unredeemed gift cards and gift certificates	(14,632)	(17,964)
Deferred lease credits	(1,272)	(2,805)
Accrued compensation and payroll taxes	(10,112)	(26,183)
Accrued income and other taxes	(18,490)	(10,117)
Accrued liabilities	(4,558)	(1,187)

Total adjustments	(132,973)	(39,800)

Net cash (used for) provided by operating activities from continuing operations	(84,979)	21,905
Investing activities:
Capital expenditures for property and equipment	(65,601)	(39,344)
Acquisition of intangible assets	(33,545)	(1,530)
Purchase of available-for-sale securities	(166,443)	—
Sale of available-for-sale securities	115,229	27,875

Net cash used for investing activities from continuing operations	(150,360)	(12,999)
Financing activities:
Payments on capital leases	(1,556)	(1,145)
Repayment of note payable	—	(30,000)
Repurchase of common stock as part of publicly announced programs	—	(192,268)
Repurchase of common stock from employees	(2,189)	(17,986)
Net proceeds from stock options exercised	2,659	4,475
Excess tax benefit from share-based payments	152	4,100
Cash used to net settle equity awards	—	(6,434)
Cash dividends paid	(42,869)	(43,148)

Net cash used for financing activities from continuing operations	(43,803)	(282,406)

Effect of exchange rates changes on cash	848	88

Cash flows of discontinued operations
Net cash provided by operating activities	—	4,981
Net cash used for investing activities	—	(6)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash provided by discontinued operations	—	4,975
Net decrease in cash and cash equivalents	(278,294)	(268,437)
Cash and cash equivalents - beginning of period	667,593	693,960

Cash and cash equivalents - end of period	$389,299	$425,523

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$59,533	$32,168
Cash paid during the period for interest	$0	$191

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at July 30, 2011 and July 31, 2010 and for the 13 and 26 week periods ended July 30, 2011 and July 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2010 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At July 30, 2011, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of ASU 2011-05 on its financial statement presentation of comprehensive income.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 9 to the Consolidated Financial Statements).

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

The Company recognizes revenue generated from its franchise agreements based upon a percentage of merchandise sales by the franchisee. This revenue is recorded as a component of net sales when earned.

The Company sells off end-of-season, overstock and irregular merchandise to a third-party. The proceeds from these sales are presented on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”).

There was no net impairment loss recognized in earnings during the 13 and 26 weeks ended July 30, 2011. The following table presents the components of net impairment loss recognized in earnings within other income (expense), net on the Consolidated Statement of Operations for the 13 and 26 weeks ended July 31, 2010:

(In thousands)	13 Weeks Ended July 31, 2010	26 Weeks Ended July 31, 2010
Total other-than-temporary impairment losses	($4,575)	($5,089)
Portion of loss recognized in other comprehensive income, before tax	3,327	3,841

Net impairment loss recognized in earnings	($1,248)	($1,248)

Refer to Note 4 to the Consolidated Financial Statements for additional information regarding net impairment losses recognized in earnings.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of July 30, 2011, short-term investments included commercial paper, corporate bonds, treasury bills and term deposits purchased with a maturity of greater than three months, but less than one year. It also includes auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months.

As of July 30, 2011, long-term investments include the Company’s ARS Call Option related to investment sales during Fiscal 2010. The ARS Call Option expires on October 29, 2013.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of OTTI losses related to credit losses, as defined by ASC 320, are considered by the Company to be realized and are recorded in earnings. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.

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

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact our effective income tax rate.

The Company evaluates its income tax positions in accordance with ASC 740, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

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

No asset impairment charges were recorded during the 26 weeks ended July 30, 2011. During the 26 weeks ended July 31, 2010, the Company recorded asset impairment charges of $18.0 million related to the impairment of M+O stores. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. The asset impairment charges for the 26 weeks ended July 31, 2010 are recorded within Loss from Discontinued Operations on the Consolidated Statements of Operations.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Goodwill

As of July 30, 2011, the Company had approximately $11.7 million of goodwill compared to $11.5 million as of January 29, 2011. The Company’s goodwill is primarily related to the acquisition of its importing operations and Canadian business. The increase in goodwill is due to the fluctuation in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 29, 2011. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in both the 13 and 26 weeks ended July 30, 2011 and July 31, 2010.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended July 30, 2011 and July 31, 2010, the Company recorded $0.9 million and $0.7 million, respectively, of revenue related to gift card breakage. During the 26 weeks ended July 30, 2011 and July 31, 2010, the Company recorded $2.0 million and $1.7 million, respectively, of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded as cash and cash equivalents, short-term investments and long-term investments on the Consolidated Balance Sheets:

(In thousands)	July 30, 2011	January 29, 2011	July 31, 2010
Cash and cash equivalents:
Cash	$287,753	$122,578	$186,888
Money-market	74,387	397,440	88,411
Commercial paper	23,996	40,884	31,499
Treasury bills	3,163	102,996	118,725
Corporate bonds	—	3,695	—

Total cash and cash equivalents	$389,299	$667,593	$425,523
Short-term investments:
Treasury bills	$76,262	$—	$—
Corporate bonds	16,111	—	—
Term-deposits	15,427	63,402	—
Commercial paper	9,997	—	—
State and local government ARS	6,900	3,700	5,800

Total short-term investments	$124,697	$67,102	$5,800
Long-term investments:
ARS Call Option	$648	$415	$—
State and local government ARS	—	5,500	22,200
Student-loan backed ARS	—	—	131,163
Auction rate preferred securities	—	—	13,354

Total long-term investments	$648	$5,915	$166,717

Total	$514,644	$740,610	$598,040

Proceeds from the sale of investments were $115.2 million and $27.9 million for the 26 weeks ended July 30, 2011 and July 31, 2010, respectively. The purchase of investments for the 26 weeks ended July 30, 2011 was $166.4 million. There were no purchases of investments during the 26 weeks ended July 31, 2010.

The following table presents the length of time available-for-sale securities were in continuous unrealized loss positions but were not deemed to be other-than-temporarily impaired. As of July 30, 2011, the fair value of all ARS investments approximated par, with no gross unrealized holding losses.

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
(In thousands)
July 31, 2010
Student-loan backed ARS	$(805)	$54,959	$(9,384)	$47,453
Auction rate preferred securities	—	—	(706)	14,294

Total (1)	$(805)	$54,959	$(10,090)	$61,747

(1)	Fair value excludes $58.0 million as of July 31, 2010 of securities whose fair value approximated par. Additionally, as of July 31, 2010, fair value shown above excludes ($2.2) million of OTTI that has been previously recognized in earnings.

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

The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. Upon origination, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option was included as an offsetting amount within the net loss on liquidation of $24.4 million referenced above. As of July 30, 2011, the Company determined that the remaining value of the ARS Call Option, which is classified as a long-term investment on the Consolidated Balance Sheets, was $0.6 million.

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

As of July 30, 2011 and July 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS and auction rate preferred securities.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 30, 2011 and July 31, 2010:

	Fair Value Measurements at July 30, 2011
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$287,753	$287,753	$—	$—
Money-market	74,387	74,387	—	—
Commercial paper	23,996	23,996	—	—
Treasury bills	3,163	3,163	—	—

Total cash and cash equivalents	$389,299	$389,299	$—	$—
Short-term investments:
Treasury bills	$76,262	$76,262	$—	$—
Corporate bonds	16,111	16,111	—	—
Term-deposits	15,427	15,427	—	—
Commercial paper	9,997	9,997	—	—
State and local government ARS	6,900	—	—	6,900

Total short-term investments	$124,697	$117,797	$—	$6,900
Long-term investments:
ARS Call Option	$648	$—	$—	$648

Total long-term investments	$648	$—	$—	$648

Total	$514,644	$507,096	$—	$7,548

	Fair Value Measurements at July 31, 2010
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$186,888	$186,888	$—	$—
Treasury bills	118,725	118,725	—	—
Money-market	88,411	88,411	—	—
Commercial paper	31,499	31,499	—	—

Total cash and cash equivalents	$425,523	$425,523	$—	$—
Short-term investments:
State and local government ARS	$5,800	$—	$—	$5,800

Total short-term investments	$5,800	$—	$—	$5,800
Long-term investments:
Student-loan backed ARS	$131,163	$—	$—	$131,163
State and local government ARS	22,200	—	—	22,200
Auction rate preferred securities	13,354	—	—	13,354

Total long-term investments	$166,717	$—	$—	$166,717

Total	$598,040	$425,523	$—	$172,517

The Company uses a discounted cash flow model to value its Level 3 investments. For July 30, 2011, the assumptions in the Company’s model for Level 3 investments, excluding the ARS Call Option, included different recovery periods, ranging from two to 11 months depending on the type of security, a discount factor for yield of 0.16% and illiquidity of 0.50%. For July 31, 2010, the assumptions in the Company’s model included different recovery periods, ranging from 11 months to 11 years depending on the type of security, varying discount factors for yield, ranging from 0.1% to 4.4%, and illiquidity, ranging from 0.3% to 4.0%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.

As a result of the discounted cash flow analysis, no net impairment loss was recorded for the 13 or 26 weeks ended July 30, 2011. For the 26 weeks ended July 31, 2010, the Company recognized a net impairment of $0.6 million ($0.4 million, net of tax), which increased the total cumulative impairment recognized in OCI as of July 31, 2010 to $10.9 million ($6.8 million, net of tax) from $10.3 million ($6.4 million, net of tax) at the end of Fiscal 2009. The increase in temporary impairment was primarily driven by unfavorable changes in the discount rate. These amounts were recorded in OCI and resulted in a decrease in the investments’ estimated fair values. As a result of a credit rating downgrade on a student-loan backed ARS, the Company also recorded an impairment loss in earnings of $1.2 million during the 13 weeks ended July 31, 2010.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
(In thousands)	Total	State and Local Government ARS	Student Loan- Backed Auction-Rate Securities	Auction-Rate Preferred Securities
Carrying value at January 30, 2010	$202,448	$40,244	$149,431	$12,773
Settlements	(28,100)	(12,700)	(15,400)	—
Gains and (losses):
Reported in earnings	(1,248)	—	(1,248)	—
Reported in OCI	(583)	456	(1,620)	581

Balance at July 31, 2010	$172,517	$28,000	$131,163	$13,354

As of July 30, 2011, the Company’s Level 3 (unobservable inputs) included $6.9 million and $0.6 million in state and local government ARS and the ARS Call Option, respectively. The $6.9 million of state and local government ARS are presented net of $2.3 million of settlements during the 26 weeks ended July 30, 2011. Additionally, there was a $0.2 million increase in the carrying value of ARS Call Option reported in earnings during the 26 weeks ended July 30, 2011.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 29, 2011, the Company concluded that its goodwill was not impaired. During the 13 and 26 weeks ended July 30, 2011, there were no triggering events that prompted an asset impairment test of the Company’s goodwill.

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

5. Earnings per Share

ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share (“ASC 260”). Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Stock Award and Incentive Plan (“2005 Plan”) are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. There were no participating securities outstanding during the 13 and 26 weeks ending July 30, 2011. During the 13 and 26 weeks ended July 31, 2010, the allocation of earnings to participating securities was not significant. The application of ASC 260-10-45 resulted in no change to basic or diluted income from continuing operations per common share for both the 13 and 26 weeks ended July 30, 2011 and July 31, 2010.

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,909	201,764	194,800	204,238
Dilutive effect of stock options and non-vested restricted stock	1,669	1,389	1,826	2,192

Diluted number of common shares outstanding	196,578	203,153	196,626	206,430

Equity awards to purchase approximately 7.5 million and 7.2 million shares of common stock during the 13 and 26 weeks ended July 30, 2011, respectively, and approximately 8.4 million and 8.3 million shares of common stock during the 13 and 26 weeks ended July 31, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Approximately 1.9 million shares of restricted stock units for both the 13 and 26 weeks ended July 30, 2011 and approximately 0.9 million shares of restricted stock units for both the 13 and 26 weeks ended July 31, 2010 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, there were approximately 25,000 shares for the 13 weeks ended July 30, 2011 and 1.0 million and 33,000 shares for the 13 and 26 weeks ended July 31, 2010, respectively, of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	July 30, 2011	January 29, 2011	July 31, 2010
Property and equipment, at cost	$1,478,208	$1,432,802	$1,393,899
Less: Accumulated depreciation	(842,668)	(789,682)	(736,768)

Property and equipment, net	$635,540	$643,120	$657,131

7. Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. During the 26 weeks ended July 30, 2011, the Company purchased $33.5 million of trademark assets primarily to support its international expansion strategy. The following table represents intangible assets as of July 30, 2011, January 29, 2011 and July 31, 2010.

(In thousands)	July 30, 2011	January 29, 2011	July 31, 2010
Trademarks, at cost	$43,506	$9,967	$8,676
Less: Accumulated amortization	(3,211)	(2,482)	(2,156)

Intangible assets, net	$40,295	$7,485	$6,520

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets estimated useful life of 15 to 25 years. Amortization expense was $0.7 million and $1.0 million for the 13 and 26 weeks ended July 30, 2011, respectively, and $0.3 million and $0.6 million for the 13 and 26 weeks ended July 31, 2010, respectively.

The table below summarizes the estimated future amortization expense for the next five fiscal years:

(In thousands)	Future Amortization
Remainder of 2011	$976
2012	1,912
2013	1,912
2014	1,912
2015	1,909

8. Other Credit Arrangements

The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $295.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $185.0 million USD can be used for demand letter of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion.

The letter of credit facilities of $150.0 million USD and $35.0 million USD expire November 1, 2011 and May 31, 2012, respectively. The $50.0 million USD and $25.0 million CAD demand lines expire on April 19, 2012 and December 13, 2011, respectively. The remaining $60.0 million USD facility expires on May 22, 2012.

As of July 30, 2011, the Company had outstanding demand letters of credit of $56.0 million USD and no demand line borrowings. The availability of any future borrowings is subject to acceptance by the respective financial institutions.

9. Comprehensive Income

Comprehensive income is comprised of the following:

(In thousands)	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income	$19,669	$9,663	$47,994	$20,585
Other comprehensive (loss) income:
Temporary impairment reversal related to ARS, net of tax (1)	—	(1,057)	—	(361)
Foreign currency translation adjustment	(881)	(749)	4,620	2,773

Other comprehensive (loss) income:	(881)	(1,806)	4,620	2,412

Total comprehensive income	$18,788	$7,857	$52,614	$22,997

(1)	Amounts are shown net of tax of $1.4 million and $1.0 million for the 13 and 26 weeks ended July 31, 2010, respectively.

10. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended July 30, 2011 was $3.3 million ($2.1 million, net of tax) and $5.8 million ($3.6 million net of tax) and for the 13 and 26 weeks ended July 31, 2010 was $6.3 million ($3.9 million, net of tax) and $18.4 million ($11.3 million, net of tax), respectively.

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

A summary of the Company’s stock option activity for the 26 weeks ended July 30, 2011 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding - January 29, 2011	12,124	$15.25
Granted	47	$15.02
Exercised (1)	(257)	$10.32
Cancelled	(115)	$21.65

Outstanding - July 30, 2011	11,799	$15.29	3.1	$27,178

Vested and expected to vest - July 30, 2011	11,673	$15.32	3.1	$26,956

Exercisable - July 30, 2011	3,918	$6.91	2.0	$24,406

(1)	Options exercised during the 26 weeks ended July 30, 2011 had exercise prices ranging from $4.54 to $11.66.

The weighted-average grant date fair value of stock options granted during the 26 weeks ended July 30, 2011 and July 31, 2010 was $4.73 and $5.31, respectively. The aggregate intrinsic value of options exercised during the 26 weeks ended July 30, 2011 and July 31, 2010 was $1.3 million and $9.8 million, respectively.

Cash received from the exercise of stock options was $2.7 million for the 26 weeks ended July 30, 2011 and $4.5 million for the 26 weeks ended July 31, 2010. The actual tax benefit realized from stock option exercises totaled $0.3 million for the 26 weeks ended July 30, 2011 and $13.0 million for the 26 weeks ended July 31, 2010.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
Black-Scholes Option Valuation Assumptions	July 30, 2011	July 31, 2010
Risk-free interest rate (1)	2.1%	2.3%
Dividend yield	2.6%	2.1%
Volatility factor (2)	42.7%	40.2%
Weighted-average expected term (3)	5.0 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of July 30, 2011, there was $2.3 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.3 years.

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

Performance-based restricted stock awards include performance-based restricted stock units. These awards cliff vest at the end of a three year period based upon the Company’s achievement of pre-established goals throughout the term of the award. Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended July 30, 2011		26 Weeks Ended July 30, 2011
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - January 29, 2011	877	$17.45	630	$12.59
Granted	1,406	15.03	1,240	15.03
Vested	(372)	17.45	—	—
Cancelled	(72)	17.47	(97)	15.53

Nonvested - July 30, 2011	1,839	$15.66	1,773	$14.05

As of July 30, 2011, there was $25.7 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.3 years.

As of July 30, 2011, the Company had 25.0 million shares available for all equity grants.

11. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended July 30, 2011 was 36.0% compared to 30.3% for the 13 weeks ended July 31, 2010. The effective income tax rate from continuing operations based on actual operating results for the 26 weeks ended July 30, 2011 was 34.8% compared to 32.0% for the 26 weeks ended July 31, 2010. The lower effective income tax rate for the 13 and 26 weeks ended July 31, 2010 was primarily due to a release of the valuation allowance associated with state income tax credit carryforwards. This valuation allowance was released as a result of a favorable incentive program agreed to with the Kansas Department of Commerce during the 13 weeks ended July 31, 2010 related to the Company’s distribution center in Ottawa, Kansas.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by $1.5 million and $2.6 million during the 13 weeks ended July 30, 2011 and July 31, 2010, respectively. The decreases were primarily due to federal and state income tax settlements and other changes in income tax reserves. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.

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

Costs associated with exit or disposal activities are recorded when incurred. A summary of the exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for the 13 and 26 weeks ended July 31, 2010 are as follows:

	13 Weeks Ended	26 Weeks Ended
(In thousands)	July 31, 2010	July 31, 2010
Non-cash charges:
Asset impairments	$—	$17,980
Cash charges:
Lease-related charges (1)	15,481	15,481
Inventory charges	—	2,422
Severence charges	2,429	7,790

Total Charges	$17,910	$43,673

(1)	Presented net of the reversal of non-cash lease credits.

The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statement of Operations for the 13 and 26 weeks ended July 31, 2010.

	13 Weeks Ended July 31, 2010	26 Weeks Ended July 31, 2010
(In thousands)
Net sales	$10,890	$21,881

Loss from discontinued operations, before income taxes	$(26,223)	$(66,688)
Income tax benefit	10,043	25,568

Loss from discontinued operations, net of tax	$(16,180)	$(41,120)

Loss per common share from discontinued operations:
Basic	$(0.08)	$(0.20)
Diluted	$(0.08)	$(0.20)

There were no assets or liabilities included in the Consolidated Balance Sheets for M+O as of July 30, 2011 or January 29, 2011. The major classes of assets and liabilities included in the Consolidated Balance Sheets for M+O as of July 31, 2010 are as follows:

(In thousands)	July 31, 2010

Current assets	$2,357
Non-current assets	—

Total assets	$2,357

Total current liabilities	$21,767
Total non-current liabilities	—

Total liabilities	$21,767

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of July 30, 2011 and July 31, 2010, and the related consolidated statements of operations and retained earnings for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010 and the consolidated statements of cash flows for the twenty-six week periods ended July 30, 2011 and July 31, 2010. These financial statements are the responsibility of the Company’s management.

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
August 25, 2011

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of 11 new American Eagle stores, 12 new 77kids stores and 10 new aerie stores in the United States and Canada during Fiscal 2011;

•	the selection of approximately 60 to 65 American Eagle stores in the United States and Canada for remodeling during Fiscal 2011;

•	the planned closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2011;

•	the planned opening of 18 new franchised American Eagle stores during Fiscal 2011;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility to engage in future franchise agreements, growth through acquisitions and/or internally developing additional new brands;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Results of Operations

Overview

The second quarter continued to be a challenging and highly promotional retail environment. However, we are managing our business prudently, strengthening assortments and making strides on our longer-term initiatives. We are maximizing key item categories with stronger and more impactful promotions. Second quarter sales demonstrated an improvement from the first quarter and promotional activity was well controlled. The second quarter operating margin decline reflected higher product costs and increases in rent expense, partially offset by expense improvement.

Net sales for the second quarter ended July 30, 2011 increased 4% to $675.7 million and comparable store sales were flat, against a 1% decrease last year. By brand, AE brand comparable store sales were flat to last year, aerie decreased 1% and sales for AEO Direct increased 16% in the second quarter.

The gross margin decreased 250 basis points. Merchandise profit dollars improved over last year as a result of higher net sales and lower markdowns. However, as a rate to sales, merchandise margin decreased by 150 basis points reflecting increased product costs. Buying, occupancy and warehousing costs increased by 100 basis points due to rent related to new store openings, lease renewals and flat comparable store sales. The 70 basis point improvement in selling, general and administrative expenses resulted primarily from expense reduction efforts.

Operating income for the second quarter was $29.3 million compared to $38.2 million last year. Operating income as a percent to net sales was 4.3% this year compared to 5.9% last year. Income from continuing operations decreased 24% to $19.7 million compared to $25.8 million a year ago. Income from continuing operations per diluted share decreased $0.03 to $0.10 per diluted share.

We had $514.6 million in cash and cash equivalents, short-term and long-term investments as of July 30, 2011. Merchandise inventory at July 30, 2011 was $470.2 million, compared to $349.1 million last year, reflecting increased cotton costs related to fall product receipts, strategic investments in year-round key item categories and our planned accessory business expansion.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	65.7	63.2	63.9	61.7

Gross profit	34.3	36.8	36.1	38.3
Selling, general and administrative expenses	24.7	25.4	25.3	25.7
Depreciation and amortization expense	5.3	5.5	5.5	5.5

Operating income	4.3	5.9	5.3	7.1
Other income (expense), net	0.2	(0.2)	0.4	(0.1)

Income before income taxes	4.5	5.7	5.7	7.0
Provision for income taxes	1.6	1.7	2.0	2.2

Income from continuing operations	2.9	4.0	3.7	4.8
Loss from discontinued operations	0.0	(2.5)	0.0	(3.2)

Net income	2.9%	1.5%	3.7%	1.6%

The following table shows our adjusted consolidated store data for the 13 and 26 weeks ended July 30, 2011 and July 31, 2010.

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010 (1)	July 30, 2011	July 31, 2010 (1)
Number of stores:
Beginning of period	1,096	1,077	1,086	1,075
Opened	9	11	20	18
Closed	(2)	(5)	(3)	(10)

End of period	1,103	1,083	1,103	1,083

Total gross square feet at end of period	6,458,784	6,279,510	6,458,784	6,279,510

International franchise stores at end of period (2)	9	2	9	2

(1)	The number of stores and gross square feet for the 13 and 26 weeks ended July 31, 2010 excludes all 28 M+O stores that were closed during the second quarter of Fiscal 2010.
(2)	The international franchise stores are not included in the consolidated store data or the total gross square feet calculation as of July 30, 2011 or July 31, 2010.

Our operations are conducted in one reportable segment, which includes 931 U.S. and Canadian AE retail stores, 151 aerie stand-alone retail stores, 21 77kids retail stores and AEO Direct.

Comparison of the 13 weeks ended July 30, 2011 to the 13 weeks ended July 31, 2010

Net Sales

Net sales for the 13 weeks ended July 30, 2011 increased 4% to $675.7 million compared to $651.5 million for the 13 weeks ended July 31, 2010. The change in net sales resulted primarily from the flat comparable store sales for the period, combined with a 16% increase in AEO Direct sales.

AE men’s and women’s comparable store sales were both flat to last year. For the second quarter, transactions declined in the mid single-digits, driven by decreased traffic and a flat customer conversion rate. The impact of lower transactions on our net sales was fully offset by the increase in average transaction value.

Gross Profit

Gross profit for the 13 weeks ended July 30, 2011 was $232.1 million, or 34.3% as a percent to net sales, compared to $239.7 million, or 36.8% as a rate to net sales last year. Merchandise profit dollars improved over last year as a result of higher net sales and improved markdowns. As a rate to sales, merchandise margin decreased by 150 basis points reflecting rising product costs. Buying, occupancy and warehousing costs increased by 100 basis points as a result of rent related to new store openings, lease renewals and flat comparable store sales.

There was $1.5 million of share-based payment expense for the 13 weeks ended July 30, 2011, consisting of time-based awards, included in gross profit for the period compared to $1.3 million for the 13 weeks ended July 31, 2010.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $167.1 million from $165.5 million last year due to investments in new stores and higher sales levels, offset by continued expense savings. As a rate to net sales, selling, general and administrative expenses were 24.7% or 70 basis points lower than last year.

There was $1.8 million of share-based payment expense, consisting of time-based awards, included in selling, general and administrative expenses compared to $5.0 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percent to net sales decreased to 5.3% for the 13 weeks ended July 30, 2011 compared to 5.5% for the corresponding period last year as a result of the higher net sales for the period. Depreciation and amortization expense decreased to $35.7 million, compared to $36.0 million last year.

Other Income (Expense), Net

Other income was $1.4 million for the 13 weeks ended July 30, 2011 compared to expense of $1.1 million for the 13 weeks ended July 31, 2010 primarily as a result of additional proceeds received from the ARS Call Option this year and a $1.2 million net impairment loss recognized in earnings related to ARS securities last year.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended July 30, 2011 was 36.0% compared to 30.3% for the 13 weeks ended July 31, 2010. The lower effective income tax rate for the 13 weeks ended July 31, 2010 was primarily due to a release of the valuation allowance associated with state income tax credit carryforwards. This valuation allowance was released as a result of a favorable incentive program agreed to with the Kansas Department of Commerce during the 13 weeks ended July 31, 2010 related to our distribution center in Ottawa, Kansas.

Income from Continuing Operations

Income from continuing operations for the 13 weeks ended July 30, 2011 was $19.7 million, or $0.10 per diluted share, compared to income from continuing operations for the 13 weeks ended July 31, 2010 of $25.8 million, or $0.13 per diluted share. The change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

We completed the closure of M+O stores and related e-commerce operation during the second quarter of Fiscal 2010. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $16.2 million for the 13 weeks ended July 31, 2010 and includes pre-tax closure charges of $15.5 million for lease related items and $2.4 million for severance and other employee-related charges.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income increased to $19.7 million, or 2.9% as a percent to net sales, from $9.7 million, or 1.5% as a percent to net sales last year. Net income per diluted share increased to $0.10 from $0.05 in the prior year. The change in net income is attributable to the factors noted above including the impact of the closure of M+O during the 13 weeks ended July 31, 2010.

Comparison of the 26 weeks ended July 30, 2011 to the 26 weeks ended July 31, 2010

Net Sales

Net sales for the 26 weeks ended July 30, 2011 decreased 1% to $1.285 billion compared to $1.300 billion for the 26 weeks ended July 31, 2010. The decrease in net sales resulted primarily from a 4% decrease in comparable store sales for the period, offset by a 9% increase in AEO Direct sales.

For the 26 week period, AE men’s comparable store sales declined in the low single-digits and women’s comparable store sales declined in the mid single-digits. Transactions declined in the high single-digits, driven by decreased traffic and customer conversion rate. Consistent with the 13 weeks ended July 30, 2011, the impact to our net sales caused by the decrease in transactions was offset by the increase in average transaction value.

Gross Profit

Gross profit for the 26 weeks ended July 30, 2011 decreased 7% to $463.8 million, or 36.1% as a rate to net sales, compared to $497.4 million, or 38.3% as a rate to net sales last year. Merchandise margin decreased by 60 basis points primarily due to product cost increases offset by improved markdowns in the period. Buying, occupancy and warehousing costs increased by 160 basis points as a result of an increase in rent related to new store openings as well as the impact of negative comparable store sales for the 26 weeks ended July 30, 2011.

There was $2.6 million of share-based payment expense for the 26 weeks ended July 30, 2011, consisting of time-based rewards, included in gross profit for the period compared to $5.3 million for the 26 weeks ended July 31, 2010.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $325.6 million from $334.1 million last year and decreased 40 basis points, as a rate to net sales, to 25.3% from 25.7% last year. The improvement in the rate reflects our expense saving efforts, offset by planned investments in advertising and costs associated with new store growth.

There was $3.2 million of share-based payment expense, consisting of time-based rewards, included in selling, general and administrative expenses compared to $13.2 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $70.6 million compared to $71.6 million last year. As a rate to net sales, depreciation and amortization was 5.5% for both the 26 weeks ended July 30, 2011 and July 31, 2010 due to the lower level of expense offset by negative comparable store sales for the period.

Other Income (Expense), Net

Other income was $5.9 million for the 26 weeks ended July 30, 2011 compared to expense of $1.0 million for the 26 weeks ended July 31, 2010, primarily as a result of additional proceeds received from the ARS Call Option this year and a $1.2 million net impairment loss recognized in earnings related to ARS securities last year.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 26 weeks ended July 30, 2011 was 34.8% compared to 32.0% for the 26 weeks ended July 31, 2010. The lower effective income tax rate for the 26 weeks ended July 31, 2010 was primarily due to a release of the valuation allowance associated with state income tax credit carryforwards. This valuation allowance was released as a result of a favorable incentive program agreed to with the Kansas Department of Commerce during the 13 weeks ended July 31, 2010 related to the our distribution center in Ottawa, Kansas.

Income from Continuing Operations

Income from continuing operations for the 26 weeks ended July 30, 2011 was $48.0 million, or $0.24 per diluted share, compared to income from continuing operations for the 26 weeks ended July 31, 2010 of $61.7 million, or $0.30 per diluted share. The change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

We completed the closure of M+O stores and related e-commerce operation during the second quarter of Fiscal 2010. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $41.1 million for the 26 weeks ended July 31, 2010 and includes pre-tax closure charges of $43.7 million. Included in the pre-tax charges were $15.5 million of lease-related items, $7.8 million for severance and other employee-related charges, $2.4 million in inventory charges and a non-cash asset impairment charge of $18.0 million.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income increased to $48.0 million, or 3.7% as a percent to net sales, from $20.6 million, or 1.6% as a percent to net sales last year. Net income per diluted share increased to $0.24 from $0.10 in the prior year. The increases are attributable to the factors noted above, including the impact of the closure of M+O during the 26 weeks ended July 31, 2010.

International Expansion

We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open a series of American Eagle and aerie stores in the Middle East,

Northern Africa, Eastern Europe, Japan and Israel. As of the July 30, 2011, we had nine franchised stores operated by our franchise partners in Dubai, Kuwait City, Hong Kong, China and Russia. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement.

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

As of July 30, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction rate securities (“ARS”).

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 30, 2011:

	Fair Value Measurements at July 30, 2011
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$287,753	$287,753	$—	$—
Money-market	74,387	74,387	—	—
Commercial paper	23,996	23,996	—	—
Treasury bills	3,163	3,163	—	—

Total cash and cash equivalents	$389,299	$389,299	$—	$—
Short-term investments:
Treasury bills	$76,262	$76,262	$—	$—
Corporate bonds	16,111	16,111	—	—
Term-deposits	15,427	15,427	—	—
Commercial paper	9,997	9,997	—	—
State and local government ARS	6,900	—	—	6,900

Total short-term investments	$124,697	$117,797	$—	$6,900
Long-term investments:
ARS Call Option	$648	$—	$—	$648

Total long-term investments	$648	$—	$—	$648

Total	$514,644	$507,096	$—	$7,548

Percent to Total	100.0%	98.5%	0.0%	1.5%

We use a discounted cash flow model to value our Level 3 investments. The assumptions in our model for Level 3 investments, excluding the ARS Call Option, included different recovery periods, ranging from two months to 11 months depending on the type of security, varying discount factors for yield of 0.16% and illiquidity of 0.50%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions (i.e., an increase in the recovery period by one year or an increase to the discount rate and illiquidity premium of 100 basis points) would not result in a material change to the valuation.

The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was also estimated using a discounted cash flow model. The model considers potential changes in yields for securities with similar characteristics to the underlying ARS and evaluates possible future refinancing opportunities of the issuers of the ARS. The analysis then assesses the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Future changes in the fair values of the ARS Call Option will be recorded within the Consolidated Statements of Operations.

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

The following sets forth certain measures of our liquidity:

	July 30, 2011	January 29, 2011	July 31, 2010
Working Capital (in 000’s)	$792,649	$786,573	$631,585
Current Ratio	3.19	3.03	2.91

The $6.1 million increase in working capital as of July 30, 2011 compared to January 29, 2011, resulted primarily from net income, net of non-cash adjustments, offset by the use of cash for capital expenditures, purchase of intangible assets and the payment of dividends. The $161.1 million increase in working capital as of July 30, 2011, compared to July 31, 2010, is primarily related to an increase in cash and short-term investments as a result of business performance and the liquidation of our ARS investments.

Cash Flows from Operating Activities of Continuing Operations

Net cash (used for) provided by operating activities totaled ($85.0) million and $21.9 million for the 26 weeks ended July 30, 2011 and July 31, 2010, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflows of cash for operations were for the acquisition of merchandise inventory and the payment of operational costs. For the 26 weeks ended July 30, 2011, increases in cotton costs related to fall product receipts, strategic investments in year-round key item categories and our planned accessory business expansion.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for the 26 weeks ended July 30, 2011 included $65.6 million of capital expenditures for property and equipment, $33.5 million for the acquisition of intangible assets related to our international expansion strategy and $166.4 million of investment purchases, partially offset by $115.2 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 26 weeks ended July 31, 2010 primarily included $39.3 million used for capital expenditures, partially offset by $27.9 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities for the 26 weeks ended July 30, 2011 consisted primarily of $42.9 million for the payment of dividends. Cash used for financing activities for the 26 weeks ended July 31, 2010 included $192.3 million for the repurchase of 14.0 million shares as part of our publicly announced share repurchase program, $43.1 million for the payment of dividends, $30.0 million for the full repayment of our demand line borrowing and $18.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Credit Facilities

We have borrowing agreements with four separate financial institutions under which we may borrow an aggregate of $295.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $185.0 million USD can be used for demand letter of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at our discretion.

The letter of credit facilities of $150.0 million USD and $35.0 million USD expire November 1, 2011 and May 31, 2012, respectively. The $50.0 million USD and $25.0 million CAD demand lines expire on April 19, 2012 and December 13, 2011, respectively. The remaining $60.0 million USD facility expires on May 22, 2012.

As of July 30, 2011, we had outstanding demand letters of credit of $56.0 million USD and no demand line borrowings. The availability of any future borrowings is subject to acceptance by the respective financial institutions.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended July 30, 2011 were $65.6 million and included $47.4 million related to investments in our stores, including 20 new AE, aerie and 77kids stores, and 54 remodels. Additionally, we continued to support our infrastructure growth by investing in the improvement and expansion of our distribution centers ($7.8 million), information technology initiatives ($7.6 million) and other home office projects ($2.8 million).

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

During Fiscal 2010, we repurchased 15.5 million shares as part of our publicly announced repurchase programs for approximately $216.1 million, at a weighted average price of $13.94 per share. Of the total Fiscal 2010 share repurchases, 14.0 million shares were repurchased in the 26 weeks ended July 31, 2010 for approximately $192.3 million, at a weighted average price of $13.73 per share.

There were no share repurchases as a part of our publicly announced repurchase programs during the 13 and 26 weeks ended July 30, 2011. As of July 30, 2011, we had 14.5 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion. During Fiscal 2010, our Board extended the current remaining share repurchase authorization of 14.5 million shares through February 2, 2013.

During the 26 weeks ended July 30, 2011 and July 31, 2010, we repurchased approximately 0.1 million and 1.0 million shares, respectively, from certain employees at market prices totaling $2.2 million and $18.0 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Award and Incentive Plan. The aforementioned share repurchases have been recorded as treasury stock.

Dividends

During the 13 weeks ended July 30, 2011, our Board declared a quarterly cash dividend of $0.11 per share, which was paid on July 22, 2011.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2010 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 1, 2011 through May 28, 2011)	82	$15.02	0.00	14,500,000
Month #2 (May 29, 2011 through July 2, 2011)	0	$0.00	0.00	14,500,000
Month #3 (July 3, 2011 through July 30, 2011)	0	$0.00	0.00	14,500,000

Total	82	$15.02	0.00	14,500,000

(1)	Shares purchased during Month #1 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2008, our Board authorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 14.5 million shares that may yet be purchased has been extended through the end of Fiscal 2012.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 25, 2011

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)