Form 10-Q
period 2011-10-29
AMERICAN EAGLE OUTFITTERS INC
filed 2011-11-30
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,746,676 Common Shares were outstanding at November 28, 2011.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	October 29, 2011	January 29, 2011	October 30, 2010
	(Unaudited)		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$380,284	$667,593	$630,775
Short-term investments	101,036	67,102	3,700
Merchandise inventory	571,751	301,208	409,509
Accounts receivable	41,138	36,721	40,346
Prepaid expenses and other	64,378	53,727	52,757
Deferred income taxes	47,254	48,059	50,910

Total current assets	1,205,841	1,174,410	1,187,997

Property and equipment, at cost, net of accumulated depreciation	629,486	643,120	652,361
Intangible assets, at cost, net of accumulated amortization	40,088	7,485	6,694
Goodwill	11,511	11,472	11,395
Long-term investments	648	5,915	5,915
Non-current deferred income taxes	8,833	19,616	27,475
Other assets	14,045	17,980	17,287

Total assets	$1,910,452	$1,879,998	$1,909,124

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$222,894	$167,723	$196,504
Accrued compensation and payroll taxes	18,677	34,954	30,289
Accrued rent	74,888	70,390	71,133
Accrued income and other taxes	19,552	32,468	11,620
Unredeemed gift cards and gift certificates	22,456	41,001	20,266
Current portion of deferred lease credits	15,512	16,203	16,465
Other liabilities and accrued expenses	22,570	25,098	21,285

Total current liabilities	396,549	387,837	367,562
Non-current liabilities:
Deferred lease credits	74,981	78,606	81,730
Non-current accrued income taxes	38,527	38,671	36,302
Other non-current liabilities	17,853	23,813	22,246

Total non-current liabilities	131,361	141,090	140,278
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566, 249,566 and 249,559 shares issued; 193,553, 194,366 and 195,683 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	550,110	546,597	543,265
Accumulated other comprehensive income	29,174	28,072	26,751
Retained earnings	1,744,280	1,711,929	1,745,912
Treasury stock, 56,013, 55,200 and 53,876 shares, respectively	(943,518)	(938,023)	(917,140)

Total stockholders’ equity	1,382,542	1,351,071	1,401,284

Total liabilities and stockholders’ equity	$1,910,452	$1,879,998	$1,909,124

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share amounts)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$831,826	$751,507	$2,117,091	$2,051,471
Cost of sales, including certain buying, occupancy and warehousing expenses	522,859	439,198	1,344,302	1,241,758

Gross profit	308,967	312,309	772,789	809,713
Selling, general and administrative expenses	190,583	185,050	516,173	519,188
Depreciation and amortization expense	35,199	35,804	105,754	107,378

Operating income	83,185	91,455	150,862	183,147
Realized loss on sale of investments	—	(24,201)	—	(24,426)
Other (expense) income, net	(407)	1,986	5,536	1,222

Income before income taxes	82,778	69,240	156,398	159,943
Provision for income taxes	30,351	36,049	55,977	65,047

Income from continuing operations	52,427	33,191	100,421	94,896
Loss from discontinued operations, net of tax	—	(167)	—	(41,287)

Net income	$52,427	$33,024	$100,421	$53,609

Basic income per common share:
Income from continuing operations	$0.27	$0.17	$0.52	$0.47
Loss from discontinued operations	$0.00	$0.00	$0.00	($0.20)

Basic net income per common share	$0.27	$0.17	$0.52	$0.27

Diluted income per common share:
Income from continuing operations	$0.27	$0.17	$0.51	$0.46
Loss from discontinued operations	$0.00	$0.00	$0.00	($0.20)

Diluted net income per common share	$0.27	$0.17	$0.51	$0.26

Cash dividends per common share	$0.11	$0.11	$0.33	$0.32

Weighted average common shares outstanding - basic	194,378	195,590	194,659	201,678
Weighted average common shares outstanding - diluted	195,985	197,323	196,430	203,539

Retained earnings, beginning	$1,713,778	$1,735,503	$1,711,929	$1,764,049
Net income	52,427	33,024	100,421	53,609
Cash dividends and dividend equivalents	(21,817)	(21,697)	(65,419)	(65,214)
Reissuance of treasury stock	(108)	(918)	(2,651)	(6,532)

Retained earnings, ending	$1,744,280	$1,745,912	$1,744,280	$1,745,912

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010
Operating activities:
Net income	$100,421	$53,609
Loss from discontinued operations	—	41,287

Income from continuing operations	100,421	94,896

Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	107,694	110,247
Share-based compensation	9,065	21,929
Provision for deferred income taxes	11,253	5,222
Tax benefit from share-based payments	293	12,848
Excess tax benefit from share-based payments	(152)	(4,265)
Foreign currency transaction (gain) loss	(277)	44
Net impairment loss recognized in earnings	—	1,248
Realized loss on sale of investment securities	—	24,426
Changes in assets and liabilities:
Merchandise inventory	(270,538)	(89,988)
Accounts receivable	(4,426)	(7,454)
Prepaid expenses and other	(10,627)	(4,879)
Other assets	3,935	(677)
Accounts payable	60,033	40,326
Unredeemed gift cards and gift certificates	(18,609)	(18,916)
Deferred lease credits	(4,354)	(2,868)
Accrued compensation and payroll taxes	(16,297)	(24,379)
Accrued income and other taxes	(13,036)	(13,647)
Accrued liabilities	(2,461)	2,336

Total adjustments	(148,504)	51,553

Net cash (used for) provided by operating activities from continuing operations	(48,083)	146,449
Investing activities:
Capital expenditures for property and equipment	(96,745)	(65,363)
Acquisition of intangible assets	(33,886)	(1,849)
Purchase of available-for-sale securities	(186,328)	—
Sale of available-for-sale securities	157,994	177,472

Net cash (used for) provided by investing activities from continuing operations	(158,965)	110,260
Financing activities:
Payments on capital leases	(2,343)	(1,774)
Repayment of note payable	—	(30,000)
Repurchase of common stock as part of publicly announced programs	(15,160)	(192,268)
Repurchase of common stock from employees	(2,189)	(18,024)
Net proceeds from stock options exercised	2,680	5,762
Excess tax benefit from share-based payments	152	4,265
Cash used to net settle equity awards	—	(6,434)
Cash dividends paid	(64,273)	(64,659)

Net cash used for financing activities from continuing operations	(81,133)	(303,132)

Effect of exchange rates changes on cash	872	1,553

Cash flows of discontinued operations
Net cash used for operating activities	—	(18,309)
Net cash used for investing activities	—	(6)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash used for discontinued operations	—	(18,315)
Net decrease in cash and cash equivalents	(287,309)	(63,185)
Cash and cash equivalents - beginning of period	667,593	693,960

Cash and cash equivalents - end of period	$380,284	$630,775

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$61,625	$36,262
Cash paid during the period for interest	$0	$191

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at October 29, 2011 and October 30, 2010 and for the 13 and 39 week periods ended October 29, 2011 and October 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2010 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At October 29, 2011, the Company operated in one reportable segment.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 in Fiscal 2012. As a result of the adoption, the Company does not expect an impact to its Consolidated Financial Statements.

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

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively “merchandise costs”) and buying, occupancy, and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Merchandise profit is the difference between net sales and merchandise costs. Gross profit is the difference between net sales and cost of sales.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income/expense, foreign currency transaction gain/loss and realized investment gains/losses other than those realized upon the sale of investment securities, which are recorded separately on the Consolidated Statements of Operations.

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

There was no net impairment loss recognized in earnings during the 39 weeks ended October 29, 2011. During the 39 weeks ended October 30, 2010, there was $1.2 million of net impairment loss recognized in earnings which consisted of gross other-than-temporary losses of $5.1 million, partially offset by $3.9 million of OTTI losses recognized in other comprehensive income.

Refer to Note 4 to the Consolidated Financial Statements for additional information regarding net impairment losses.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of October 29, 2011, short-term investments included treasury bills, term deposits and corporate bonds purchased with a maturity of greater than three months, but less than one year. It also includes auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months.

As of October 29, 2011, long-term investments include the Company’s ARS Call Option related to investment sales during Fiscal 2010. The ARS Call Option expires on October 29, 2013.

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

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired as the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recognized within selling, general and administrative expenses on the Consolidated Statements of Operations.

No asset impairment charges were recorded during the 39 weeks ended October 29, 2011. Based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them and an impairment charge of $18.0 million was recorded during the 39 weeks ended October 30, 2010. The asset impairment charges during Fiscal 2010 are recorded within Loss from Discontinued Operations on the Consolidated Statements of Operations.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Goodwill

The Company had approximately $11.5 million of goodwill as of October 29, 2011 and as of January 29, 2011. The Company’s goodwill is primarily related to the acquisition of its importing operations and Canadian business. The change in recorded goodwill is due to fluctuations in the foreign exchange spot rate at which the Canadian goodwill is translated. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 29, 2011. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in either the 13 or 39 weeks ended October 29, 2011 and October 30, 2010.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended October 29, 2011 and October 30, 2010, the Company recorded $0.9 million and $0.7 million, respectively, of revenue related to gift card breakage. During the 39 weeks ended October 29, 2011 and October 30, 2010, the Company recorded $2.9 million and $2.5 million, respectively, of revenue related to gift card breakage.

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified four operating segments (American Eagle Brand US and Canadian retail stores, aerie retail stores, 77kids retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded as cash and cash equivalents, short-term investments and long-term investments on the Consolidated Balance Sheets:

(In thousands)	October 29, 2011	January 29, 2011	October 30, 2010
Cash and cash equivalents:
Cash	$325,152	$122,578	$157,921
Money-market	32,214	397,440	310,764
Treasury bills	22,918	102,996	100,393
Corporate bonds	—	3,695	—
Commercial paper	—	40,884	61,697

Total cash and cash equivalents	$380,284	$667,593	$630,775
Short-term investments:
Treasury bills	$76,078	$—	$—
Term-deposits	10,082	63,402	—
Corporate bonds	9,376	—	—
State and local government ARS	5,500	3,700	3,700

Total short-term investments	$101,036	$67,102	$3,700
Long-term investments:
ARS Call Option	$648	$415	$415
State and local government ARS	—	5,500	5,500

Total long-term investments	$648	$5,915	$5,915

Total	$481,968	$740,610	$640,390

Proceeds from the sale of investments were $158.0 million and $177.5 million for the 39 weeks ended October 29, 2011 and October 30, 2010, respectively. The purchase of investments for the 39 weeks ended October 29, 2011 was $186.3 million. There were no purchases of investments during the 39 weeks ended October 30, 2010. As of October 29, 2011 and October 30, 2010, the fair value of all ARS investments approximated par, with no gross unrealized holding losses.

During Fiscal 2010, the Company liquidated ARS investments with $191.4 million of carrying value for proceeds of $177.5 million and a realized loss of $24.4 million (of which $10.9 million had previously been included in OCI on the Company’s Consolidated Balance Sheets). The ARS securities sold during Fiscal 2010 included $119.7 million of par value ARS securities whereby the Company entered into a settlement agreement under which a financial institution (the “purchaser”) purchased the ARS at a discount to par, plus accrued interest. Additionally, under this agreement, the Company retained a right (the “ARS Call Option”), for a period ending October 29, 2013 to: (a) repurchase any or all of the ARS securities sold at the agreed upon purchase prices received from the purchaser plus accrued interest; and/or (b) receive additional proceeds from the purchaser upon certain redemptions of the ARS securities sold. The ARS Call Option is cancelable by the purchaser for additional cash consideration.

The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. Upon origination, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option was included as an offsetting amount within the net loss on liquidation of $24.4 million referenced above. As of October 29, 2011, the Company determined that the remaining value of the ARS Call Option, which is classified as a long-term investment on the Consolidated Balance Sheets, was $0.6 million.

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

As of October 29, 2011 and October 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 29, 2011 and October 30, 2010:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Fair Value Measurements at October 29, 2011
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$325,152	$325,152	$—	$—
Money-market	32,214	32,214	—	—
Treasury bills	22,918	22,918	—	—

Total cash and cash equivalents	$380,284	$380,284	$—	$—
Short-term investments:
Treasury bills	$76,078	$76,078	$—	$—
Term-deposits	10,082	10,082	—	—
Corporate bonds	9,376	9,376	—	—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$101,036	$95,536	$—	$5,500
Long-term investments:
ARS Call Option	$648	$—	$—	$648

Total long-term investments	$648	$—	$—	$648

Total	$481,968	$475,820	$—	$6,148

	Fair Value Measurements at October 30, 2010
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$157,921	$157,921	$—	$—
Money-market	310,764	310,764	—	—
Treasury bills	100,393	100,393	—	—
Commercial paper	61,697	61,697	—	—

Total cash and cash equivalents	$630,775	$630,775	$—	$—
Short-term investments:
State and local government ARS	$3,700	$—	$—	$3,700

Total short-term investments	$3,700	$—	$—	$3,700
Long-term investments:
State and local government ARS	$5,500	$—	$—	$5,500
ARS Call Option	415	—	—	415

Total long-term investments	$5,915	$—	$—	$5,915

Total	$640,390	$630,775	$—	$9,615

The Company uses a discounted cash flow model to value its Level 3 investments. At October 29, 2011, the assumptions in the Company’s model for Level 3 investments, excluding the ARS Call Option, included a recovery period of eight months, a discount factor for yield of 0.1% and illiquidity of 0.5%. At October 30, 2010, the assumptions in the Company’s model included different recovery periods, ranging from eight months to 20 months depending on the type of security, varying discount factors for yield, ranging from 0.3% to 0.4%, and illiquidity of 0.5%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different assumptions would result in a different valuation and related charge.

As a result of the discounted cash flow analysis, no impairment loss was recorded for the 13 or 39 weeks ended October 29, 2011. For the 39 weeks ended October 30, 2010, the Company recognized a net impairment loss of $0.6 million ($0.4 million, net of tax), which increased the total cumulative impairment recognized in OCI from $10.3 million ($6.4 million, net of tax) at the end of Fiscal 2009 to $10.9 million ($6.8 million, net of tax) prior to the Company’s liquidation of auction rate securities during the 13 weeks ended October 30, 2010. Additionally, during the 39 weeks ended October 30, 2010, as a result of the credit downgrade on a student-loan backed ARS, the Company recorded an impairment loss in earnings of $1.2 million, which is recorded within other expense on the Consolidated Statements of Operations.

As of October 29, 2011, the Company’s Level 3 investments (unobservable inputs) included $5.5 million of state and local government ARS and $0.6 million for the ARS Call Option. The $5.5 million of state and local government ARS are presented net of $3.7 million of settlements that occurred during the 39 weeks ended October 29, 2011. Additionally, there was a $0.2 million increase in the carrying value of the ARS Call Option reported in earnings during the 39 weeks ended October 29, 2011.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) as of October 30, 2010 is as follows:

	Level 3 (Unobservable inputs)
(In thousands)	Total	Auction-Rate Municipal Securities	Student Loan- Backed Auction-Rate Securities	Auction-Rate Preferred Securities	ARS Call Option
Carrying value at January 30, 2010	$202,448	$40,244	$149,431	$12,773	$—
Settlements	(177,472)	(29,101)	(141,246)	(7,125)	—
Gains and (losses):
Reported in earnings	(25,674)	(2,399)	(16,755)	(6,935)	415
Reported in OCI	10,313	456	8,570	1,287	—

Balance at October 30, 2010	$9,615	$9,200	$—	$—	$415

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 29, 2011, the Company concluded that its goodwill was not impaired. During the 13 and 39 weeks ended October 29, 2011, there were no triggering events that prompted an asset impairment test of the Company’s goodwill.

Certain long-lived assets were measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. Based on the decision to close all M+O stores in Fiscal 2010, the Company determined that the M+O stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. Therefore, during Fiscal 2010, the M+O stores not previously impaired were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. The fair value of those stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

5. Earnings per Share

ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share (“ASC 260”). Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Stock Award and Incentive Plan (“2005 Plan”) are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. There were no participating securities outstanding during the 13 and 39 weeks ending October 29, 2011. During the 13 and 39 weeks ended October 30, 2010, the allocation of earnings to participating securities was not significant. The application of ASC 260-10-45 resulted in no change to basic or diluted income from continuing operations per common share for either the 13 or 39 weeks ended October 29, 2011 and October 30, 2010.

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,378	195,590	194,659	201,678
Dilutive effect of stock options and non-vested restricted stock	1,607	1,733	1,771	1,861

Diluted number of common shares outstanding	195,985	197,323	196,430	203,539

Equity awards to purchase approximately 7.6 million and 7.5 million shares of common stock during the 13 and 39 weeks ended October 29, 2011, respectively, and approximately 6.9 million and 7.9 million shares of common stock during the 13 and 39 weeks ended October 30, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Approximately 1.9 million shares of restricted stock units for both the 13 and 39 weeks ended October 29, 2011 and approximately 0.8 million shares of restricted stock units for both the 13 and 39 weeks ended October 30, 2010 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals. Additionally, there were approximately 24,000 shares for the 13 weeks ended October 29, 2011 and 27,000 shares for the 39 weeks ended October 30, 2010 of time-based restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Refer to Note 10 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	October 29, 2011	January 29, 2011	October 30, 2010
Property and equipment, at cost	$1,503,858	$1,432,802	$1,414,453
Less: Accumulated depreciation	(874,372)	(789,682)	(762,092)

Property and equipment, net	$629,486	$643,120	$652,361

7. Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. During the 39 weeks ended October 29, 2011, the Company purchased $33.9 million of trademark assets primarily to support its international expansion strategy. The following table represents intangible assets as of October 29, 2011, January 29, 2011 and October 30, 2010.

(In thousands)	October 29, 2011	January 29, 2011	October 30, 2010
Trademarks, at cost	$43,847	$9,967	$9,009
Less: Accumulated amortization	(3,759)	(2,482)	(2,315)

Intangible assets, net	$40,088	$7,485	$6,694

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets estimated useful life of 15 to 25 years. Amortization expense was $0.5 million and $1.3 million for the 13 and 39 weeks ended October 29, 2011, respectively, and $0.2 million and $0.5 million for the 13 and 39 weeks ended October 30, 2010, respectively.

The table below summarizes the estimated future amortization expense through Fiscal 2015:

(In thousands)	Future Amortization
Remainder of 2011	$493
2012	1,937
2013	1,935
2014	1,935
2015	1,931

8. Other Credit Arrangements

The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $295.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $185.0 million USD can be used for demand letter of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion. These lines are provided at the discretion of the respective financial institutions and are subject to their periodic review.

As of October 29, 2011, the Company had outstanding demand letters of credit of $43.7 million USD and no demand line borrowings. The availability of any future borrowings is subject to acceptance by the respective financial institutions.

9. Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income	$52,427	$33,024	$100,421	$53,609
Other comprehensive (loss) income:
Temporary impairment reversal related to ARS, net of tax (1)	—	6,722	—	6,361
Foreign currency translation adjustment	(3,518)	779	1,102	3,552

Other comprehensive (loss) income:	(3,518)	7,501	1,102	9,913

Total comprehensive income	$48,909	$40,525	$101,523	$63,522

(1)	Amounts are shown net of tax of ($4.2) million and ($4.0) million for the 13 and 39 weeks ended October 30, 2010, respectively.

10. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 29, 2011 was $3.2 million ($2.0 million, net of tax) and $9.1 million ($5.6 million net of tax) and for the 13 and 39 weeks ended October 30, 2010 was $3.5 million ($2.2 million, net of tax) and $21.9 million ($13.5 million, net of tax), respectively.

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

A summary of the Company’s stock option activity for the 39 weeks ended October 29, 2011 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding - January 29, 2011	12,124	$15.25
Granted	47	$15.02
Exercised (1)	(260)	$10.28
Cancelled	(131)	$21.09

Outstanding - October 29, 2011	11,780	$15.29	2.8	$29,157

Vested and expected to vest - October 29, 2011	11,658	$15.31	2.8	$28,914

Exercisable - October 29, 2011 (2)	3,970	$6.99	1.8	$26,127

(1)	Options exercised during the 39 weeks ended October 29, 2011 had exercise prices ranging from $4.54 to $11.66.
(2)	Options exercisable are determined based upon the weighted average exercise price of vested options compared to the Company’s stock price at October 29, 2011.

The weighted-average grant date fair value of stock options granted during the 39 weeks ended October 29, 2011 and October 30, 2010 was $4.73 and $5.19, respectively. The aggregate intrinsic value of options exercised during the 39 weeks ended October 29, 2011 and October 30, 2010 was $1.3 million and $10.7 million, respectively.

Cash received from the exercise of stock options was $2.7 million for the 39 weeks ended October 29, 2011 and $5.8 million for the 39 weeks ended October 30, 2010. The actual tax benefit realized from stock option exercises totaled $0.3 million for the 39 weeks ended October 29, 2011 and $12.8 million for the 39 weeks ended October 30, 2010.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
Black-Scholes Option Valuation Assumptions	October 29, 2011	October 30, 2010
Risk-free interest rate (1)	2.1%	2.3%
Dividend yield	2.6%	2.1%
Volatility factor (2)	42.7%	40.2%
Weighted-average expected term (3)	5.0 years	4.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of October 29, 2011, there was $1.8 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.1 years.

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

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended October 29, 2011		39 Weeks Ended October 29, 2011
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Nonvested - January 29, 2011	877	$17.45	630	$12.59
Granted	1,406	15.03	1,240	15.03
Vested	(372)	17.45	—	—
Cancelled	(110)	16.09	(108)	12.64

Nonvested - October 29, 2011	1,801	$15.73	1,762	$14.23

As of October 29, 2011, there was $20.7 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.0 years.

As of October 29, 2011, the Company had 25.0 million shares available for all equity grants.

11. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended October 29, 2011 was 36.7% compared to 52.1% for the 13 weeks ended October 30, 2010. The effective income tax rate from continuing operations based on actual operating results for the 39 weeks ended October 29, 2011 was 35.8% compared to 40.7% for the 39 weeks ended October 30, 2010. The higher effective income tax rate for the 13 and 39 weeks ended October 30, 2010 was primarily due to losses on the sale of certain ARS investments for which no income tax benefits were recognized.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. There were no significant changes in unrecognized tax benefits during the 39 weeks ended October 29, 2011 and October 30, 2010, respectively. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next 12 months.

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

(In thousands)	39 Weeks Ended October 30, 2010
Non-cash charges:
Asset impairments	$17,980
Cash charges:
Lease-related charges (1)	15,377
Inventory charges	2,422
Severence charges	7,660

Total Charges	$43,439

(1)	Presented net of the reversal of non-cash lease credits.

The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statement of Operations for the 13 and 39 weeks ended October 30, 2010.

	13 Weeks Ended October 30, 2010	39 Weeks Ended October 30, 2010
(In thousands)
Net sales	$—	$21,881

Loss from discontinued operations, before income taxes	$(271)	$(66,959)
Income tax benefit	104	25,672

Loss from discontinued operations, net of tax	$(167)	$(41,287)

Loss per common share from discontinued operations:
Basic	$—	$(0.20)
Diluted	$—	$(0.20)

There were no assets or liabilities included in the Consolidated Balance Sheets for M+O as of October 29, 2011 or January 29, 2011. The major classes of assets and liabilities included in the Consolidated Balance Sheets for M+O as of October 30, 2010 are as follows:

(In thousands)	October 30, 2010

Current assets	$226
Non-current assets	—

Total assets	$226

Total current liabilities	$2,793
Total non-current liabilities	—

Total liabilities	$2,793

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 29, 2011 and October 30, 2010, and the related consolidated statements of operations and retained earnings for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010 and the consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2011 and October 30, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 29, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 11, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 30, 2011

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of 11 new American Eagle stores, 12 new 77kids stores and 10 new aerie stores in the United States and Canada during Fiscal 2011;

•	the selection of approximately 60 to 65 American Eagle stores in the United States and Canada for remodeling during Fiscal 2011;

•	the potential closure of 15 to 25 American Eagle stores in the United States and Canada during Fiscal 2011;

•	the planned opening of 17 new franchised American Eagle stores during Fiscal 2011;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility to engage in future franchise agreements, growth through acquisitions and/or internally developing additional new brands;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales - Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle, aerie and 77kids stores are included in comparable stores sales. Sales from AEO Direct are not included in comparable store sales.

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

Results of Operations

Overview

During the third quarter, we made progress in several major areas of our business and continued to drive our long-term strategy. Merchandise improvements, combined with promotions during peak shopping periods, led to strong sales growth. Inventory investments in key items enabled us to capitalize on mall traffic, leading to positive conversion and a low double-digit increase in units sold. Net sales for the third quarter increased 11% to $831.8 million and comparable store sales increased to 5%, against a 1% increase last year. By brand, AE comparable store sales increased 5% to last year, aerie comparable store sales increased 8% and sales for AEO Direct increased 21% in the third quarter.

Gross profit decreased 1% from last year. However, gross margin declined 450 basis points to 37.1% as a rate to sales. Increased product costs, caused primarily by higher cotton prices, together with promotional activity resulted in significant pressure on the merchandise margin. Buying, occupancy and warehousing costs improved by 30 basis points, which was driven by the 11% sales increase. Additionally, strong sales led to the leveraging of fixed costs, including rent and selling, general and administrative expenses.

Operating income for the third quarter was $83.2 million compared to $91.5 million last year. Operating income as a rate to net sales was 10.0% this year compared to 12.2% last year. Income from continuing operations increased to $52.4 million compared to $33.2 million a year ago. Income from continuing operations was $0.27 per diluted share this year compared to $0.17 per diluted share, which includes a realized loss from the sale of investment securities of $0.12 per diluted share, last year.

We had $482.0 million in cash and cash equivalents, short-term and long-term investments as of October 29, 2011. Merchandise inventory at October 29, 2011 was $571.8 million, compared to $409.5 million last year, reflecting our investment in a key item strategy to expand market share and underscore our strong value offering. The increase in inventory reflects a low double-digit percent increase in the average unit cost.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.9	58.4	63.5	60.5

Gross profit	37.1	41.6	36.5	39.5
Selling, general and administrative expenses	22.9	24.6	24.4	25.3
Depreciation and amortization expense	4.2	4.8	5.0	5.3

Operating income	10.0	12.2	7.1	8.9
Realized loss on sale of investment securities	0.0	(3.2)	0.0	(1.2)
Other (expense) income, net	0.0	0.2	0.3	0.1

Income before income taxes	10.0	9.2	7.4	7.8
Provision for income taxes	3.7	4.8	2.7	3.2

Income from continuing operations	6.3	4.4	4.7	4.6
Loss from discontinued operations	0.0	0.0	0.0	(2.0)

Net income	6.3%	4.4%	4.7%	2.6%

The following table shows our adjusted consolidated store data for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010.

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010 (2)
Number of stores:
Beginning of period	1,103	1,083	1,086	1,103
Opened	13	10	33	28
Closed	0	(4)	(3)	(42)

End of period	1,116	1,089	1,116	1,089

Total gross square feet at end of period	6,536,564	6,323,099	6,536,564	6,323,099

International franchise stores at end of period (1)	12	2	12	2

(1)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation.
(2)	Closed stores during the 39 weeks ended October 30, 2010 include all 28 M+O stores.

Our operations are conducted in one reportable segment, which includes 937 U.S. and Canadian AE retail stores, 158 aerie stand-alone retail stores, 21 77kids retail stores and AEO Direct.

Comparison of the 13 weeks ended October 29, 2011 to the 13 weeks ended October 30, 2010

Net Sales

Net sales increased 11% to $831.8 million compared to $751.5 million last year. The change in net sales resulted primarily from a comparable store sales increase of 5% for the period, combined with a 21% increase in AEO Direct sales.

AE men’s comparable store sales increased 6% and women’s comparable stores increased 5%. For the third quarter, transactions increased in the high single-digits, driven by higher traffic and conversion. AUR declined in the low single-digits as a result of promotional offerings; however, the number of units sold increased in the low double-digits, which was consistent with inventory unit growth and our promotional strategy.

Gross Profit

Gross profit decreased 1% to $309.0 million, or 37.1% as a rate to net sales, from $312.3 million, or 41.6% as a rate to net sales last year. On a rate to sales basis, gross margin declined 450 basis points as a result of rising product costs and increased markdowns. Our results reflect the strategy to mitigate the significant pressure from higher cotton costs by driving top line sales and leveraging fixed costs. Buying, occupancy and warehousing costs improved by 30 basis points, which was driven by the 11% sales increase.

There was $1.4 million of share-based payment expense, consisting of time-based awards, included in gross profit for the period compared to $1.1 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $190.6 million from $185.1 million last year and improved 170 basis points, as a rate to net sales, to 22.9% from 24.6% last year. The $5.5 million increase was due to investments in new stores, higher sales levels and investments in advertising, offset by continued expense savings.

There was $1.8 million of share-based payment expense, consisting of time-based awards, included in selling, general and administrative expenses compared to $2.4 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense as a rate to net sales decreased to 4.2% compared to 4.8% for the corresponding period last year as a result of the higher net sales for the period. Depreciation and amortization expense decreased to $35.2 million, compared to $35.8 million last year.

Realized Loss on Sale of Investment Securities

There were no realized losses on the sale of investment securities recorded this year. The realized loss on investment securities was $24.2 million, or $0.12 per diluted share, last year due to the liquidation of 95% of our ARS investment portfolio.

Other (Expense) Income, Net

Other expense was $0.4 million compared to income of $2.0 million last year. The change is primarily due to fluctuations in foreign currency transactions and a decrease in interest income.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results this year was 36.7% compared to 52.1% last year. The higher effective income tax rate for the 13 weeks ended October 30, 2010 was primarily due to losses on the sale of certain ARS investments for which no income tax benefits were recognized.

Income from Continuing Operations

Income from continuing operations was $52.4 million, or $0.27 per diluted share, compared to income from continuing operations last year of $33.2 million, or $0.17 per diluted share, which includes a $0.12 per diluted share realized loss from the sale of investment securities. The change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

We completed the closure of M+O stores and related e-commerce operation during the second quarter of Fiscal 2010. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $0.2 million for the 13 weeks ended October 30, 2010. There was no loss from Discontinued Operations for the 13 weeks ended October 29, 2011.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income increased to $52.4 million, or 6.3% as a percent to net sales, from $33.0 million, or 4.4% as a percent to net sales last year. Net income per diluted share increased to $0.27 from $0.17 in the prior year. The change in net income is attributable to the factors noted above including the impact of the liquidation of our ARS investment portfolio and the closure of M+O last year.

Comparison of the 39 weeks ended October 29, 2011 to the 39 weeks ended October 30, 2010

Net Sales

Net sales increased 3% to $2.117 billion compared to $2.051 billion last year. The increase in net sales resulted primarily from a 13% increase in AEO Direct sales, partially offset by a 1% decrease in comparable store sales for the period.

For the 39 week period, AE men’s comparable store sales increased in the low single-digits and women’s comparable store sales declined in the low single-digits. Transactions declined in the low single-digits, driven by decreased traffic and a flat customer conversion rate. The impact to our net sales caused by the decrease in transactions was partially offset by an increase in average transaction value.

Gross Profit

Gross profit for the 39 weeks ended October 29, 2011 decreased 5% to $772.8 million, or 36.5% as a rate to net sales, compared to $809.7 million, or 39.5% as a rate to net sales, last year. Merchandise margin decreased by 230 basis points primarily due to higher product costs and markdowns. Buying, occupancy and warehousing costs increased by 70 basis points as a result of an increase in rent related to new store openings as well as the impact of negative comparable store sales for the 39 weeks ended October 29, 2011.

There was $4.0 million of share-based payment expense, consisting of time-based awards, included in gross profit for the period compared to $6.3 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $516.2 million from $519.2 million last year and improved 90 basis points, as a rate to net sales, to 24.4% from 25.3% last year. The improvement in the rate reflects our expense saving efforts, offset by planned investments in advertising and costs associated with new store growth.

There was $5.1 million of share-based payment expense, consisting of time-based awards, included in selling, general and administrative expenses this year compared to $15.6 million last year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $105.8 million compared to $107.4 million last year. As a rate to net sales, depreciation and amortization was 5.0% this year compared to 5.3% for the corresponding period last year due to the lower level of expense and an increase in total net sales for the period.

Realized Loss on Sale of Investment Securities

There were no realized losses on the sale of investment securities recorded this year. The realized loss on investment securities was $24.4 million last year due to the liquidation of 95% of our ARS investment portfolio.

Other Income, Net

Other income was $5.5 million this year compared to $1.2 million last year, primarily as a result of additional proceeds received from the ARS Call Option this year.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results this year was 35.8% compared to 40.7% last year. The higher effective income tax rate for the 39 weeks ended October 30, 2010 was primarily due to losses on the sale of certain ARS investments for which no income tax benefits were recognized.

Income from Continuing Operations

Income from continuing operations was $100.4 million, or $0.51 per diluted share, compared to income from continuing operations last year of $94.9 million, or $0.46 per diluted share. The change in income from continuing operations is attributable to the factors noted above, including the realized loss on the sale of investment securities last year.

Loss from Discontinued Operations

We completed the closure of M+O stores and related e-commerce operation during the second quarter of Fiscal 2010. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $41.3 million for the 39 weeks ended October 30, 2010 and includes pre-tax closure charges of $43.4 million. Included in the pre-tax charges were lease-related items of $15.4 million and $7.6 million for severance and other employee-related charges, $2.4 million in inventory charges and a non-cash asset impairment charge of $18.0 million. There was no loss from Discontinued Operations for the 39 weeks ended October 29, 2011.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income increased to $100.4 million, or 4.7% as a rate to net sales, from $53.6 million, or 2.6% as a rate to net sales last year. Net income per diluted share increased to $0.51 from $0.26 in the prior year. The increases are attributable to the factors noted above, including the impact of the realized loss on the sale of investment securities and the closure of M+O last year.

International Expansion

We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we are opening a series of American Eagle and aerie stores in the Middle East, Northern Africa, Eastern Europe, Hong Kong, China, Japan and Israel. As of the October 29, 2011, we had 12 franchised stores operated by our franchise partners in seven countries. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement. We continue to evaluate additional opportunities to expand internationally.

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

As of October 29, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction rate securities (“ARS”).

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 29, 2011:

	Fair Value Measurements at October 29, 2011
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$325,152	$325,152	$—	$—
Money-market	32,214	32,214	—	—
Treasury bills	22,918	22,918	—	—

Total cash and cash equivalents	$380,284	$380,284	$—	$—
Short-term investments:
Treasury bills	$76,078	$76,078	$—	$—
Term-deposits	10,082	10,082	—	—
Corporate bonds	9,376	9,376	—	—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$101,036	$95,536	$—	$5,500
Long-term investments:
ARS Call Option	$648	$—	$—	$648

Total long-term investments	$648	$—	$—	$648

Total	$481,968	$475,820	$—	$6,148

Percent to Total	100.0%	98.7%	0.0%	1.3%

We use a discounted cash flow model to value our Level 3 investments. The assumptions in our model for Level 3 investments, excluding the ARS Call Option, included a recovery period of 8 months, a discount factor for yield of 0.1% and illiquidity of 0.5%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions (i.e., an increase in the recovery period by one year or an increase to the discount rate and illiquidity premium of 100 basis points) would not result in a material change to the valuation.

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

The following sets forth certain measures of our liquidity:

	October 29, 2011	January 29, 2011	October 30, 2010
Working Capital (in 000’s)	$809,292	$786,573	$820,435
Current Ratio	3.04	3.03	3.23

The $22.7 million increase in working capital as of October 29, 2011 compared to January 29, 2011, resulted primarily from net income, net of non-cash adjustments, offset by the use of cash for investing and financing activities. Investing and financing activities include capital expenditures, the purchase of intangible assets, the payment of dividends and the repurchase of common stock.

The $11.1 million decrease in working capital as of October 29, 2011, compared to October 30, 2010, is primarily related to use of cash for financing and investing activities including capital expenditures and the purchase of intangible assets, as well as the distribution of cash to shareholders through the payment of dividends and the repurchase of common stock. This use of cash was almost entirely funded by net income, net of non-cash adjustments.

Cash Flows from Operating Activities of Continuing Operations

Net cash (used for) provided by operating activities totaled ($48.1) million and $146.4 million for the 39 weeks ended October 29, 2011 and October 30, 2010, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflows of cash for operations were for the purchase of merchandise inventory and the payment of operational costs. For the 39 weeks ended October 29, 2011, the increase in merchandise inventory reflects our investment in a key item strategy to expand market share and underscore our strong value offering, as well as a low double-digit increase in the average unit cost.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for the 39 weeks ended October 29, 2011 included $96.7 million of capital expenditures for property and equipment, $33.9 million for the acquisition of intangible assets primarily related to our international expansion strategy and $186.3 million of investment purchases, partially offset by $158.0 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 39 weeks ended October 30, 2010 primarily included $177.5 million of proceeds from the sale of investments classified as available-for-sale, partially offset by $65.4 million used for capital expenditures.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities for the 39 weeks ended October 29, 2011 consisted primarily of $64.3 million for the payment of dividends and $15.2 million for the repurchase of 1.4 million shares as part of our publicly announced repurchase program. Cash used for financing activities for the 39 weeks ended October 30, 2010 consisted primarily of $192.3 million for the repurchase of 14.0 million shares as part of our publicly announced repurchase program, $64.7 million for the payment of dividends, $30.0 million for the full repayment of our demand line borrowings and $18.0 million for the repurchase of common stock from employees for the payment of taxes in conjunction with the vesting of share-based payments.

Credit Facilities

We have borrowing agreements with four separate financial institutions under which we may borrow an aggregate of $295.0 million United States Dollars (“USD”) and $25.0 million Canadian Dollars (“CAD”). Of this amount, $185.0 million USD can be used for demand letter of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at our discretion. These lines are provided at the discretion of the respective financial institutions and are subject to their periodic review.

As of October 29, 2011, we had outstanding demand letters of credit of $43.7 million USD and no demand line borrowings. The availability of any future borrowings is subject to acceptance by the respective financial institutions.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 29, 2011 were $96.7 million and included $69.5 million related to investments in our stores, including 33 new AE, aerie and 77kids stores, and 59 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($12.2 million), the improvement and expansion of our distribution centers ($9.5 million), and other home office projects ($5.5 million).

For Fiscal 2011, we expect capital expenditures to be approximately $100 million, which includes the holiday accessory expansion initiative.

Stock Repurchases

During the 39 weeks ended October 29, 2011, we repurchased 1.4 million shares as part of our publicly announced share repurchase program for approximately $15.2 million, at a weighted average price of $11.10 per share. During the 39 weeks ended October 30, 2010, we repurchased 14.0 million shares as part of our publicly announced share repurchase program for approximately $192.3 million, at a weighted average price of $13.73 per share. As of October 29, 2011, we had 13.1 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion. During Fiscal 2010, our Board of Directors (the “Board”) extended the current remaining share repurchase authorization, originally authorized in Fiscal 2007, through February 2, 2013.

There were no share repurchases from employees during the 13 weeks ended October 29, 2011. During the 39 weeks ended October 29, 2011 and October 30, 2010, we repurchased approximately 0.1 million and 1.0 million shares, respectively, from certain employees at market prices totaling $2.2 million and $18.0 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended October 29, 2011, our Board declared a quarterly cash dividend of $0.11 per share, which was paid on October 7, 2011.

Subsequent to the third quarter of Fiscal 2011, our Board declared a quarterly cash dividend of $0.11 per share, payable on January 6, 2012 to stockholders of record at the close of business on December 21, 2011.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 29, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2010 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 29, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1)(3)
Month #1 (July 31, 2011 through August 27, 2011)	—	$—	—	14,500,000
Month #2 (August 28, 2011 through October 1, 2011)	1,365,455	$11.08	1,365,455	13,134,545
Month #3 (October 2, 2011 through October 29, 2011)	—	$—	—	13,134,545

Total	1,365,455	$11.08	1,365,455	13,134,545

(1)	Shares purchased during Month #2 were all repurchased as part of our publicly announced share repurchase program.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2008, our Board aurhorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 13.1 million shares that may yet be purchased has been extended through the end of Fiscal 2012.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by James V. O’Donnell pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 30, 2011

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ James V. O’Donnell
James V. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)