Form 10-K
period 2012-01-28
AMERICAN EAGLE OUTFITTERS INC
filed 2012-03-15
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at the past 90 days.    YES  ☑        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2011 was $2,334,798,008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 194,539,858 Common Shares were outstanding at March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2012 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.    BUSINESS.

General

American Eagle Outfitters, Inc. a Delaware corporation (the “Company”), operates under the American Eagle®, aerie® by American Eagle®, and 77kids by american eagle® brands. The Company operated the MARTIN+OSA® brand (“M+O”) until its closure during Fiscal 2010.

Founded in 1977, American Eagle Outfitters® is a leading specialty retailer that operates more than 1,000 retail stores in the U.S. and Canada, and online at ae.com®. Through our family of brands, American Eagle Outfitters, Inc. offers high quality, on-trend clothing, accessories and personal care products at affordable prices. Our online business, AEO Direct, ships to 77 countries worldwide.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. (“AEO, Inc.”) and its wholly-owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters® stores. “AEO Direct” refers to our e-commerce operations, ae.com®, aerie.com and 77kids.com. “MARTIN+OSA” or “M+O” refers to the MARTIN+OSA stores and e-commerce operation which we operated until its closure during Fiscal 2010.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2012” refers to the 53 week period ending February 2, 2013. “Fiscal 2011,” “Fiscal 2010,” “Fiscal 2009,” “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “Fiscal 2006” refers to the 53 week period ended February 3, 2007.

On March 5, 2010, our Board of Directors (the “Board”) approved management’s recommendation to proceed with the closure of the M+O brand. We completed the closure of M+O stores and its e-commerce operation during the second quarter of Fiscal 2010. The Consolidated Financial Statements reflect the presentation of M+O as a discontinued operation. Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

As of January 28, 2012, we operated 911 American Eagle Outfitters stores, 158 aerie stand-alone stores and 21 77kids stores. We also had 21 franchised stores operated by our franchise partners in 10 countries.

Information concerning our segments and certain geographic information is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference. Additionally, a five-year summary of certain financial and operating information can be found in Part II, Item 6, Selected Consolidated Financial Data, of this Form 10-K. See also Part II, Item 8, Financial Statements and Supplementary Data.

Growth Strategy

Our primary growth strategies are focused on the following key areas of opportunity:

AE Brand

The American Eagle Outfitters® brand targets 15 to 25-year old men and women. Denim is the cornerstone of the American Eagle® product assortment, which is complemented by other key categories including sweaters, graphic t-shirts, fleece, outerwear and accessories. American Eagle® is honest, real, individual and fun. American Eagle® is priced to be worn by everyone, everyday, delivering value through quality and style.

Gaining market share in key categories, such as knit tops and fleece, is a primary focus within the AE Brand. In addition, we will build upon our leading position in denim. Delivering value, variety and versatility to our customers remains a top priority. We will offer value at all levels of the assortment, punctuated with promotions. We are reducing production lead-times, which enables us to react more quickly to emerging trends. Finally, we continue to innovate our store experience to be more impactful from front to back.

aerie by American Eagle

In the fall of 2006, the Company launched aerie® by American Eagle® (“aerie”), a collection of Dormwear®, intimates and personal care products for the AE® girl. The collection is available in 158 stand-alone aerie stores throughout the United States and Canada, online at aerie.com and at select American Eagle® stores. aerie, with intimates at the core, is beautiful, feminine, soft, sensuous, yet comfortable.

77kids by american eagle

Introduced in October of 2008 as an online-only brand, 77kids by american eagle® (“77kids”) offers on-trend, high-quality clothing and accessories for kids ages two to 14 and babies under the brand name little77TM. 77kids is available in 21 stores throughout the United States. The brand draws from the strong heritage of American Eagle Outfitters®, with a point-of-view that is thoughtful, playful and real. Like American Eagle® clothing, 77kids focuses on great fit, value and style. All 77kids® clothing is backed by the brand’s 77washTM and 77softTM guarantees to maintain size, shape and quality and to be extremely soft and comfortable through dozens of washes.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com®, aerie.com and 77kids.com, which are extensions of the lifestyle that we convey in our stores. We currently ship to 77 countries. In addition to purchasing items online, customers can experience AEO Direct in-store through Store-to-Door. Store-to-Door enables store associates to sell any item available online to an in-store customer in a single transaction. Customers are taking advantage of Store-to-Door by purchasing extended sizes that are not available in-store, as well as finding a certain size or color that happens to be out-of-stock at the time of their visit. The ordered items are shipped to the customer’s home free of charge. We accept PayPal® and Bill Me Later® as a means of payment from our ae.com®, aerie.com and 77kids.com customers. We are continuing to focus on the growth of AEO Direct through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, on-line specialty shops and targeted marketing strategies.

Real Estate

We continue to remain focused on the real-estate strategies that we have in place to grow our business and strengthen our financial performance utilizing our most productive formats.

We continue the expansion of our brands throughout the United States. At the end of Fiscal 2011, we operated in all 50 states, Puerto Rico and Canada. During Fiscal 2011, we opened 33 new stores, consisting of 11 AE stores, 10 aerie stores and 12 77kids stores. These store openings, partially offset by 29 store closings, increased our total store base to 1,090 stores.

Our stores average approximately 5,870 gross square feet and approximately 4,690 on a selling square foot basis. Our gross square footage increased by approximately 1% during Fiscal 2011, with approximately 54% attributable to the incremental square footage from store remodels and the remaining 46% attributable to new store openings.

During Fiscal 2011, we remodeled and refurbished a total of 106 AE stores. Five stores were remodeled with an expansion to their existing locations, 10 stores were relocated to a larger space within the mall, two stores were remodeled within their existing locations and 89 stores were refurbished as discussed below.

Remodeling of our AE stores into our current store format is important to enhance our customer’s shopping experience. In order to maintain a balanced presentation and to accommodate additional product categories, we selectively enlarge our stores during the remodeling process to an average of 6,400 gross square feet, either within their existing location or by upgrading the store location within the mall. We believe the larger format can better accommodate our expansion of merchandise categories. We select stores for expansion or relocation based on market demographics and store volume forecasts.

We maintain a cost effective store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and new fixtures.

In Fiscal 2012, we plan to open approximately 14 AE and one 77kids store. We also plan to remodel and refurbish approximately 100 existing AE stores and close approximately 20 to 30 stores. Our square footage growth is expected to decrease slightly in Fiscal 2012. We believe that there are attractive retail locations where we can continue to open American Eagle stores and our other brands in enclosed regional malls, urban areas and lifestyle centers.

The table below shows certain information relating to our historical store growth from continuing operations.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
Consolidated stores at beginning of period	1,086	1,075	1,070	968	906
Consolidated stores opened during the period	33	34	29	112	66
Consolidated stores closed during the period	(29)	(23)	(24)	(10)	(4)

Total consolidated stores at end of period	1,090	1,086	1,075	1,070	968

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
AE Brand stores at beginning of period	929	938	954	929	903
AE Brand stores opened during the period	11	14	8	35	30
AE Brand stores closed during the period	(29)	(23)	(24)	(10)	(4)

Total AE Brand stores at end of period	911	929	938	954	929

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
aerie stores at beginning of period	148	137	116	39	3
aerie stores opened during the period	10	11	21	77	36
aerie stores closed during the period	—	—	—	—	—

Total aerie stores at end of period	158	148	137	116	39

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
77kids stores at beginning of period	9	—	—	—	—
77kids stores opened during the period	12	9	—	—	—
77kids stores closed during the period	—	—	—	—	—

Total 77kids stores at end of period	21	9	—	—	—

Consolidated Store Locations

As of January 28, 2012, we operated 1,090 stores in the United States and Canada under the American Eagle Outfitters, aerie and 77kids brands as shown below:

United States, including the Commonwealth of Puerto Rico — 994 stores

Alabama	17	Indiana	22	Nebraska	7	Rhode Island	4
Alaska	5	Iowa	12	Nevada	4	South Carolina	17
Arizona	16	Kansas	9	New Hampshire	9	South Dakota	3
Arkansas	8	Kentucky	14	New Jersey	28	Tennessee	25
California	71	Louisiana	14	New Mexico	3	Texas	73
Colorado	11	Maine	5	New York	70	Utah	11
Connecticut	20	Maryland	19	North Carolina	31	Vermont	3
Delaware	5	Massachusetts	35	North Dakota	4	Virginia	28
Florida	52	Michigan	34	Ohio	37	Washington	19
Georgia	32	Minnesota	22	Oklahoma	12	West Virginia	9
Hawaii	4	Mississippi	8	Oregon	12	Wisconsin	19
Idaho	4	Missouri	19	Pennsylvania	65	Wyoming	2
Illinois	34	Montana	2	Puerto Rico	5

Canada — 96 stores

Alberta	13	New Brunswick	4	Ontario	49
British Columbia	13	Newfoundland	1	Quebec	9
Manitoba	2	Nova Scotia	3	Saskatchewan	2

International Expansion

We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open and operate a series of American Eagle stores in the Middle East, Northern Africa, Eastern Europe, Hong Kong, China, Israel and Japan. As of January 28, 2012, we had 21 franchised stores operated by our franchise partners in 10 countries. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement. We continue to evaluate additional opportunities to expand internationally. International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others or both. During Fiscal 2011, we purchased a majority of our merchandise from non-North American suppliers.

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

We maintain an extensive factory inspection program, through our Hong Kong compliance office, to monitor compliance with our Code. The Hong Kong team validates the inspection reporting of our third-party vendor compliance auditors and works with new and existing factories on remediation of issues. New garment factories must pass an initial inspection in order to do business with us. Once new factories are approved, we then strive to re-inspect them at least once a year. We review the outcome of these inspections with factory management with the goal of helping them to continuously improve their performance. Although our primary goal is to remediate issues and build long term relationships with our vendors, in cases where a factory is unable or unwilling to meet our standards, we will take steps up to and including the severance of our business relationship.

In September 2011, we published our first publicly available Corporate Responsibility Report, AE Better World, on our website at www.ae.com. This Report focuses on four key areas of our company: Supply Chain, Environment, Associates and Communities. Where possible, the report references relevant indicators from the Global Reporting Initiative (“GRI”) G3 Guidelines and GRI Apparel & Footwear Sector Supplement.

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity. Various security issues and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. In response, we became a certified member of the Customs - Trade Partnership Against Terrorism program (“C-TPAT”) during 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. Our internal security procedures were reviewed by CBP during February 2005 and a validation of processes with respect to our external partners was completed in June 2005 and then re-evaluated in June 2008. We received formal written validations of our security procedures from CBP during Fiscal 2006 and Fiscal 2008, each indicating the highest level of benefits afforded to C-TPAT members.

Historically, we took significant steps to expand the scope of our security procedures, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; and a requirement that all of our international logistics partners, including forwarders, consolidators, shippers and brokers be certified members of C-TPAT. In Fiscal 2007, we further increased the scope of our inspection program to strive to include pre-inspections of all potential production facilities. In Fiscal 2009, we again expanded the program to require all suppliers that have passed pre-inspections and reached a satisfactory level of security compliance through annual factory re-audits to provide us with security self-assessments on at least an annual basis. Additionally, in Fiscal 2009, we began evaluating additional oversight options for high-risk security countries and among other things, implemented full third-party audits on an annual basis.

Trade Compliance

We act as the importer of record for substantially all of the merchandise we purchase overseas from foreign suppliers. Accordingly, we have an affirmative obligation to comply with the rules and regulations established for importers by the CBP regarding issues such as merchandise classification, valuation and country of origin. We have developed and implemented a comprehensive series of trade compliance procedures to assure that we adhere to all CBP requirements. In its most recent review and audit of our import operations and procedures, CBP found no material, unacceptable risks of non-compliance.

Product Safety

We are strongly committed to the safety and well being of our customers. We require our products to meet U.S. state and federal and Canadian national laws and regulations. In certain cases, we also voluntarily adopt industry standards and best practices that may be higher than legally required or where no clear laws exist.

To ensure compliance with our product safety standards, we maintain an extensive set of testing protocols for each category of products. All of the products we sell are tested by an independent testing laboratory in accordance with applicable regulatory requirements. In rare cases where a safety issue has been discovered in a product that has reached our store shelves, we respond with a comprehensive recall process for all of our brands. In accordance with Consumer Product Safety Commission requirements, we publicly maintain a list of product recalls conducted on our e-commerce website.

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

Customer Credit and Returns

We offer a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AE, aerie and 77kids brands. These credit cards are issued by a third-party bank (the “Bank”), and we have no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in our credit card rewards program. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance. AEO Credit Card holders will also receive special promotional offers and advance notice of all American Eagle in-store sales events. The AEO Credit Card is accepted at all of our U.S. stores and at ae.com, aerie.com and 77kids.com. The AEO Visa Card is accepted in all of our stores and AEO Direct sites as well as merchants worldwide that accept Visa®.

Customers in our U.S. and Canada stores may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. Our AEO Direct customers may pay for their purchases using American Express®, Discover®, MasterCard® and Visa®. They may also pay for their purchases using PayPal® and Bill Me Later®.

Customers may also use gift cards to pay for their purchases. AE, aerie and 77kids gift cards can be purchased in our American Eagle, aerie and 77kids stores, respectively, and can be used both in-store and online. In addition, AE, aerie and 77kids gift cards are available for purchase through ae.com, aerie.com or 77kids.com. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. Our gift cards do not expire and we do not charge a service fee on inactive gift cards.

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

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE® and AEO® with the United States Patent and Trademark Office. We have also registered or have applied to register these trademarks with the registries of the foreign countries in which our stores and/or manufacturers are located and/or where our product is shipped.

We have registered AMERICAN EAGLE OUTFITTERS® and AMERICAN EAGLE® with the Canadian Intellectual Property Office. In addition, we are exclusively licensed in Canada to use AEtm and AEO® in connection with the sale of a wide range of clothing products.

In the United States and around the world, we have also registered, or have applied to register, a number of other marks used in our business, including aerie®, 77kids by american eagle® and little77 by american eagle®.

These trademarks are renewable indefinitely and their registrations are properly maintained in accordance with the laws of the country in which they are registered. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of January 28, 2012, we had approximately 39,600 employees in the United States and Canada, of whom approximately 33,100 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

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

Certifications

As required by the New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on July 5, 2011 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.    RISK FACTORS

Our ability to anticipate and respond to changing consumer preferences, fashion trends and a competitive environment in a timely manner

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

Our ability to react to raw material, labor and energy cost increases

Increases in our costs, such as raw materials, labor and energy, may reduce our overall profitability. Specifically, fluctuations in the price of cotton that is used in the manufacture of merchandise we purchase from our suppliers has negatively impacted our cost of sales. We have strategies in place to help mitigate the rising cost of raw materials and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could further reduce our profitability if not mitigated.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2012, we plan to open approximately 14 new American Eagle stores in the U.S. and Canada and one 77kids store. Additionally, we plan to remodel and refurbish approximately 100 existing American Eagle stores during Fiscal 2012. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our ability to achieve planned store financial performance

The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our continued growth and results of operations.

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

Seasonality

Historically, our operations have been seasonal, with a large portion of net sales and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

Our reliance on our ability to implement and sustain information technology systems

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training, staging implementation and in-sourcing certain processes, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our results of operations.

Our ability to safeguard against any security breach with respect to our information technology systems

During the course of business, we regularly obtain and transmit confidential customer information through our information technology systems. If our information technology systems are breached, an unauthorized third party may obtain access to confidential customer information. Any compromise or breach of our systems that results in unauthorized access to confidential customer information could cause us to incur significant legal and financial liabilities, damage to our reputation and a loss of customer confidence. These impacts could have a material adverse effect on our business and results of operations.

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

Our ability to obtain and/or maintain our credit facilities

We believe that we have sufficient cash flows from operating activities to meet our operating requirements. In addition, the banks participating in our various credit facilities are currently rated as investment grade, and all of the amounts under the credit facilities are currently available to us at the discretion of the respective financial institutions. We draw on our credit facilities to increase our cash position to add financial flexibility. Although we expect to continue to generate positive cash flow despite the current economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future. Continued negative trends in the credit markets and/or continued financial institution failures could lead to lowered credit availability as well as difficulty in obtaining financing. In the event of limitations on our access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.

Our efforts to expand internationally

We have entered into franchise agreements with multiple franchisees to open and operate stores throughout the Middle East, Northern Africa, Eastern Europe, Hong Kong, China, Israel and Japan over the next several years. While the franchise arrangements do not involve a capital investment from us and require minimal operational involvement, the effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. Furthermore, although we provide store operation training, literature and support, to the extent that the franchisee does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, the value of our brand could be negatively impacted. A failure to protect the value of our brand or any other adverse actions by a franchisee could have an adverse effect on our results of operations and our reputation.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

We own two buildings in urban Pittsburgh, Pennsylvania which house our corporate headquarters. These buildings total 186,000 square feet and 150,000 square feet, respectively. We lease one location near our headquarters, which is used primarily for store and corporate support services, totaling approximately 51,000 square feet. This lease expires in 2024.

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

We rent approximately 131,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The lease for this space expires in May 2016. We also lease an additional 47,300 square feet of office space in New York, New York, with various terms expiring through 2018.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 12, 2012, there were 590 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 45,000. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated.

	Market Price		Cash Dividends per Common Share
For the Quarters Ended	High	Low
January 28, 2012	$15.72	$12.89	$0.11
October 29, 2011	$13.60	$10.17	$0.11
July 30, 2011	$15.71	$12.49	$0.11
April 30, 2011	$16.18	$14.46	$0.11
January 29, 2011	$17.16	$14.02	$0.61
October 30, 2010	$17.36	$12.04	$0.11
July 31, 2010	$17.13	$11.60	$0.11
May 1, 2010	$19.34	$15.73	$0.10

During Fiscal 2011 and Fiscal 2010, we paid quarterly dividends as shown in the table above. Cash dividends per common share for the quarter ended January 29, 2011 consisted of a regular quarterly dividend of $0.11 per common share and a special cash dividend of $0.50 per common share. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 3, 2007 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12
American Eagle Outfitters, Inc.	100.00	73.96	29.19	52.89	51.49	51.13
S&P Midcap 400	100.00	97.77	61.62	88.34	117.90	121.10
Dynamic Retail Intellidex	100.00	90.69	59.97	85.41	114.86	154.71

The following table provides information regarding our repurchases of common stock during the three months ended January 28, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)(3)	Maximum Number of Shares that May Yet be Purchased Under the Program(3)
Month #1 (October 30, 2011 through November 26, 2011)	—	$—	—	13,134,545
Month #2 (November 27, 2011 through December 31, 2011)	—	$—	—	13,134,545
Month #3 (January 1, 2012 through January 28, 2012)	—	$—	—	13,134,545

Total	—	$—	—	13,134,545

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the three months ended January 28, 2012 and there were no shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2008, our Board authorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 13.1 million shares that may yet be purchased has been extended through the end of Fiscal 2012.

The following table sets forth additional information as of the end of Fiscal 2011, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Equity Compensation Plan Table

	Column (a)	Column (b)	Column (c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by stockholders	11,197,595	$15.31	25,251,492
Equity compensation plans not approved by stockholders	—	—	—

Total	11,197,595	$15.31	25,251,492

(1)	Equity compensation plans approved by stockholders include the 1994 Stock Option Plan, the 1999 Stock Incentive Plan and the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 31, 2009 and February 2, 2008 and the selected Consolidated Balance Sheet data as of January 30, 2010, January 31, 2009 and February 2, 2008 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands, except per share amounts, ratios and other financial information)
Summary of Operations(2)
Net sales	$3,159,818	$2,967,559	$2,940,269	$2,948,679	$3,041,158
Comparable store sales increase (decrease)(3)	3%	(1)%	(4)%	(10)%	1%
Gross profit	$1,128,341	$1,170,959	$1,173,430	$1,197,186	$1,438,236
Gross profit as a percentage of net sales	35.7%	39.5%	39.9%	40.6%	47.3%
Operating income	$231,136	$317,261	$310,392	$382,797	$652,201
Operating income as a percentage of net sales	7.3%	10.7%	10.6%	13.0%	21.4%
Income from continuing operations	$151,705	$181,934	$213,398	$229,984	$433,507
Income from continuing operations as a percentage of net sales	4.8%	6.1%	7.3%	7.8%	14.3%
Per Share Results
Income from continuing operations per common share-basic	$0.78	$0.91	$1.04	$1.12	$2.01
Income from continuing operations per common share-diluted	$0.77	$0.90	$1.02	$1.11	$1.97
Weighted average common shares outstanding — basic	194,445	199,979	206,171	205,169	216,119
Weighted average common shares outstanding — diluted	196,314	201,818	209,512	207,582	220,280
Cash dividends per common share	$0.44	$0.93	$0.40	$0.40	$0.38
Balance Sheet Information
Total cash and short-term investments	$745,044	$734,695	$698,635	$483,853	$619,939
Long-term investments	$847	$5,915	$197,773	$251,007	$165,810
Total assets	$1,950,802	$1,879,998	$2,138,148	$1,963,676	$1,867,680
Short-term debt	$—	$—	$30,000	$75,000	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,416,851	$1,351,071	$1,578,517	$1,409,031	$1,340,464
Working capital	$882,087	$786,573	$758,075	$523,596	$644,656
Current ratio	3.18	3.03	2.85	2.30	2.71
Average return on stockholders’ equity	11.0%	9.6%	11.3%	13.0%	29.0%

	For the Years Ended(1)
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands, except per share amounts, ratios and other financial information)
Other Financial Information(2)
Total stores at year-end	1,090	1,086	1,075	1,070	968
Capital expenditures	$100,135	$84,259	$127,080	$243,564	$249,640
Net sales per average selling square foot(4)	$545	$524	$526	$563	$644
Total selling square feet at end of period	5,115,770	5,067,489	4,981,595	4,920,285	4,492,198
Net sales per average gross square foot(4)	$436	$420	$422	$452	$522
Total gross square feet at end of period	6,398,034	6,339,469	6,215,355	6,139,663	5,581,769
Number of employees at end of period	39,600	39,900	38,800	36,900	38,400

(1)	All fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations and exclude MARTIN+OSA’s results of operations for all periods. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of MARTIN+OSA.

(3)	The comparable store sales increase for the period ended February 2, 2008 is compared to the corresponding 52 week period in Fiscal 2006.

(4)	Net sales per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 14 new American Eagle stores and one new 77kids store during Fiscal 2012;

•	the selection of approximately 100 American Eagle stores in the United States and Canada for remodeling and refurbishing during Fiscal 2012;

•	the potential closure of approximately 20 to 30 American Eagle stores in the United States and Canada during Fiscal 2012;

•	the planned opening of approximately 31 new franchised American Eagle stores during Fiscal 2012;

•	the success of aerie by American Eagle and aerie.com;

•	the success of 77kids by american eagle and 77kids.com;

•	the expected payment of a dividend in future periods;

•	the possibility of engaging in future franchise agreements, growth through acquisitions, and/or internally developing additional new brands;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will continue to have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

We recognize royalty revenue generated from our franchise agreements based upon a percentage of merchandise sales by the franchisee. This revenue is recorded as a component of net sales when earned.

Merchandise Inventory.    Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts at the time merchandise is delivered to the foreign shipping port by the manufacturer (FOB port). This is the point at which title and risk of loss transfer to us.

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

Asset Impairment.    In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, Property, Plant, and Equipment, we evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets.

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

We evaluate our investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires us to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”).

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales — Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2007, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle, aerie and 77kids stores are included in comparable store sales. Sales from AEO Direct and franchise stores are not included in comparable store sales.

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

Results of Operations

Overview

We delivered positive top-line sales performance as a result of investments in key categories and a revenue driving promotional strategy in the fourth quarter. Total comparable stores sales for the year increased 3%, in contrast to the 4% decrease recorded in the first half of the year, driven by the 10% comparable store sales growth in the fourth quarter. For the year, AE comparable store sales increased 3%, aerie comparable store sales increased 2% and sales for AEO Direct increased 15%.

The increased sales levels partially offset higher product costs. Increased product costs and our second half promotional activity resulted in pressure on merchandise margin for the year, which declined 360 basis points as a rate to sales. Operating expenses were well controlled leading to 70 basis points of improvement in selling, general and administrative expense as a rate to sales. SG&A dollars increased due to variable expense related to the sales increase and planned investments in advertising.

Operating income for the year was $231.1 million, which includes $20.7 million in store impairment charges and $5.5 million of executive transition costs. Income from continuing operations was $0.77 per diluted share, and includes a $0.07 per diluted share impact from the store impairment and a $0.02 per diluted share impact from executive transition costs. This compares to income from continuing operations of $0.90 per diluted share last year, which includes a realized loss from the sale of investment securities of $0.12 per diluted share.

We ended Fiscal 2011 with $745.9 million in cash, short-term and long-term investments, an increase of $5.3 million from last year. During the year, we generated $239.3 million of cash from operations. The cash from operations was offset by $100.1 million of capital expenditures, a $34.2 million purchase of intangible assets, and value returned to shareholders through share repurchases of $15.2 million and dividend payments of $85.6 million. Merchandise inventory at the end of Fiscal 2011 was $378.4 million, an increase of 24% on a cost per square foot basis. The increase reflects a high single-digit increase in the ending average cost per unit driven by increased cotton costs.

The following table shows, for the periods indicated, the percentage relationship to net sales of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 29, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	64.3	60.5	60.1

Gross profit	35.7	39.5	39.9
Selling, general and administrative expenses	23.3	24.0	24.6
Loss on impairment of assets	0.7	—	—
Depreciation and amortization expense	4.4	4.8	4.7

Operating income	7.3	10.7	10.6
Realized loss on sale of investment securities	—	(0.8)	(0.1)
Other income (expense), net	0.2	—	(0.1)

Income before income taxes	7.5	9.9	10.4
Provision for income taxes	2.7	3.8	3.1

Income from continuing operations	4.8	6.1	7.3
Loss from discontinued operations, net of tax	—	(1.4)	(1.5)

Net income	4.8%	4.7%	5.8%

Our operations are conducted in one reportable segment, which includes our 911 U.S. and Canadian AE retail stores, 158 aerie by American Eagle retail stores, 21 77kids by american eagle retail stores and AEO Direct, as of January 28, 2012.

Comparison of Fiscal 2011 to Fiscal 2010

Net Sales

Net sales increased 6% to $3.160 billion compared to $2.968 billion last year. For Fiscal 2011, comparable stores sales increased 3% compared to a 1% decrease last year. By brand, AE comparable store sales increased 3% and aerie increased 2%. AEO Direct sales increased 15%. AE men’s comparable store sales increased in the mid single-digits and AE women’s comparable store sales increased in the low single-digits.

For the year, a mid single-digit increase in transactions and a low single-digit increase in AUR, slightly offset by a low single-digit decrease in the units per transaction, contributed to the overall 3% comparable store sales increase.

Gross Profit

Gross profit decreased 4% to $1.128 billion from $1.171 billion in Fiscal 2010. Gross profit as a percent to net sales decreased by 380 basis points to 35.7% from 39.5% last year. The percentage decrease was attributed to a 360 basis point decrease in merchandise margin and a 20 basis point increase in buying, occupancy and warehousing costs, as a percent to net sales. The decrease in merchandise margin was primarily the result of average unit cost increases, driven by higher product costs, and increased markdowns from our promotional activity. Buying, occupancy and warehousing expenses increased as a rate to sales as a result of the impact of increased rent, partially offset by the 3% increase in comparable store sales for the year.

There was $5.5 million of share-based payment expense, consisting of time-based awards, included in gross profit this year compared to $8.4 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 3% to $735.8 million, compared to $713.2 million last year, and includes $5.5 million of executive transition costs. As a rate to net sales, selling, general and administrative expenses improved 70 basis points to 23.3%, compared to 24.0% last year. Expense reduction efforts, partially offset by new store growth, variable expense related to the sales increase and a planned investment in advertising contributed to the improvement in the rate.

There was $6.9 million of share-based payment expense, consisting of time-based awards, included in selling, general and administrative expenses this year compared to $17.1 million last year.

Loss on Impairment of Assets

The loss on impairment of assets of $20.7 million resulted from our evaluation of under performing stores which exhibited an unanticipated increase in negative cash flow trends driven by fourth quarter 2011 results. This impairment consisted of 59 retail stores, largely related to the aerie brand.

Depreciation and Amortization Expense

Depreciation and amortization expense increased slightly to $140.6 million from $140.5 million last year. This increase is primarily due to a greater property and equipment base driven by our level of capital expenditures, partially offset by disposals related to 29 store closures during the year. As a percent to net sales, depreciation and amortization expense decreased to 4.4% from 4.8% as a result of higher comparable store sales for the period.

Realized Loss on Sale of Investment Securities

There was no realized loss on sale of investment securities this year, compared to $24.4 million, or $0.12 per diluted share, last year. The loss in Fiscal 2010 was primarily due to the liquidation of 95% of our Auction Rate Security investment portfolio.

Other Income, Net

Other income, net increased to $5.9 million from $2.2 million last year. The change is primarily due to additional proceeds received from the ARS Call Option this year.

Provision for Income Taxes

The effective income tax rate from continuing operations decreased to approximately 36.0% in Fiscal 2011 from 38.3% in Fiscal 2010. The higher effective income tax rate in Fiscal 2010 was primarily due to losses on the sale of certain ARS investments for which no income tax benefit was recognized.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations for Fiscal 2011 was $151.7 million, or $0.77 per diluted share, and includes a $0.07 per diluted share impact related to store impairment charges and a $0.02 per diluted share impact related to executive transition costs. Income from continuing operations for Fiscal 2010 was $181.9 million, or $0.90 per diluted share, and includes a $0.12 per diluted share loss from the sale of investment securities related to our ARS liquidation.

Loss from Discontinued Operations

We completed the closure of M+O stores and related e-commerce operations during Fiscal 2010. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $41.3 million for Fiscal 2010. The Loss from Discontinued Operations for Fiscal 2010 includes pre-tax closure charges of $43.4 million. Included in the pre-tax charges were $15.4 million of lease-related items, $7.6 million for severance and other employee-related charges, $2.4 million in inventory charges and a non-cash asset impairment charge of $18.0 million. There was no loss from discontinued operations during Fiscal 2011.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income increased to $151.7 million in Fiscal 2011 from $140.6 million in Fiscal 2010. As a percent to net sales, net income was 4.8% and 4.7% for Fiscal 2011 and Fiscal 2010, respectively. Net income per diluted share was $0.77, compared to $0.70 last year. The increase in net income was attributable to the factors noted above.

Comparison of Fiscal 2010 to Fiscal 2009

Net Sales

Net sales increased 1% to $2.968 billion compared to $2.940 billion in Fiscal 2009. For Fiscal 2010, comparable stores sales decreased 1%, compared to a 4% decrease in Fiscal 2009. AE men’s and women’s comparable store sales both declined in the low-single digits compared to Fiscal 2009. A decrease in the number of transactions was driven by lower traffic, partially offset by a slight increase in customer conversion.

Gross Profit

Gross profit decreased slightly to $1.171 billion from $1.173 billion in Fiscal 2009. Gross profit as a percent to net sales decreased by 40 basis points to 39.5% from 39.9%. The percentage decrease was attributed to a 50 basis point increase in buying, occupancy and warehousing costs as a percent to net sales, partially offset by a 10 basis point improvement in merchandise margin as a rate to sales. Buying, occupancy and warehousing expenses increased as a rate to sales as a result of negative comparable store sales and the impact of new store openings.

Share-based payment expense included in gross profit decreased to approximately $8.4 million compared to $11.6 million in Fiscal 2009.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 2% to $713.2 million compared to $725.3 million in Fiscal 2009. The decrease was due to a combination of reduced incentive compensation expense recorded in the year, as well as the net savings resulting from our corporate profit initiative.

Share-based payment expense included in selling, general and administrative expense decreased to $17.1 million compared to $23.0 million in Fiscal 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 2% to $140.5 million from $137.8 million in Fiscal 2009. This increase is primarily due to a greater property and equipment base driven by our level of capital expenditures. As a percent to net sales, depreciation and amortization expense increased to 4.8% from 4.7% due to the increased expense as well as the impact of the comparable store sales decline.

Realized Loss on Sale of Investment Securities

The realized loss on sale of investment securities was $24.4 million, or approximately $0.12 per diluted share, for Fiscal 2010. This compares to a loss of $2.7 million, or $0.01 per diluted share, in Fiscal 2009.

The loss in Fiscal 2010 was primarily due to the liquidation of 95% of our ARS investment portfolio. Our ARS investment portfolio was originally purchased as highly liquid short-term instruments. Due to the deterioration of the ARS market and ARS investments experiencing failed auctions or long-term auction resets, our ARS investment portfolio was subsequently classified as long-term, with a weighted average contractual maturity of approximately 26 years. This liquidation allowed us to convert substantially our entire ARS investment portfolio to short-term liquid assets, with total cash proceeds of $149.6 million plus accrued interest and a net realized loss of $24.2 million for the liquidation.

Additionally, in the first half of Fiscal 2010, we liquidated $28.1 million of ARS investments for proceeds of $27.9 million and a total realized loss of $0.2 million.

Other Income (Expense), Net

Other income (expense), net increased to $2.2 million from $(3.3) million in Fiscal 2009, due primarily to a non-cash, non-operating foreign currency loss related to holding U.S. dollars in our Canadian subsidiary in anticipation of repatriation recorded in Fiscal 2009.

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

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

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

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O.

Net Income

Net income decreased to $140.6 million in Fiscal 2010 from $169.0 million in Fiscal 2009. As a percent to net sales, net income was 4.7% and 5.8% for Fiscal 2010 and Fiscal 2009, respectively. Net income per diluted share was $0.70 compared to $0.81 in Fiscal 2009. The decrease in net income was attributable to the factors noted above.

Fiscal 2012 Outlook

Looking ahead to Fiscal 2012, we will focus on sustaining competitive top-line growth through merchandise improvements, increasing inventory productivity to deliver higher margins, and leveraging our assets. While product cost inflation will pressure merchandise margins in the first half of Fiscal 2012, we expect lower product costs to benefit margins in the second half. Additionally, we expect inventories to moderate as we approach mid-year and decline in the second half. We believe that our current cash holdings and cash generated from operations in Fiscal 2011 will be sufficient to fund anticipated capital expenditures and working capital requirements.

Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date.

Financial Instruments

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The tiers include:

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

As of January 28, 2012, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 28, 2012:

	Fair Value Measurements at January 28, 2012
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents
Cash	$548,728	$548,728	$—	$—
Money-market	131,785	131,785	—	—
Commercial paper	29,998	29,998	—	—
Treasury bills	9,034	9,034	—	—

Total cash and cash equivalents	$719,545	$719,545	$—	$—
Short-term investments
Treasury bills	$19,999	$19,999	$—	$—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$25,499	$19,999	$—	$5,500
Long-term investments
ARS Call Option	$847	$—	$—	$847

Total long-term investments	$847	$—	$—	$847

Total	$745,891	$739,544	$—	$6,347

Percent to total	100.0%	99.1%	—%	0.9%

We used a discounted cash flow (“DCF”) model to value our Level 3 investments. For Fiscal 2011, the assumptions in our model for Level 3 investments, excluding the ARS Call Option, included a recovery period of five months, a discount factor for yield of 0.1% and illiquidity of 0.5%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions (i.e., an increase in the recovery period by one year or an increase to the discount rate and illiquidity premium of 100 basis points) would not result in a material change to the valuation.

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

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of both short and long-term investments, the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our uses of cash include the development of the aerie and 77kids brands. We expect to be able to fund our future cash requirements in the U.S. and Canada through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include further development of the aerie and 77kids brands.

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

The following sets forth certain measures of our liquidity:

	January 28, 2012	January 29, 2011
Working Capital (in 000’s)	$882,087	$786,573
Current Ratio	3.18	3.03

The $95.5 million increase in our working capital and corresponding increase in the current ratio as of January 28, 2012 compared to January 29, 2011, resulted primarily from net income, net of non-cash adjustments, offset by the use of cash for investing and financing activities. Investing and financing activities include capital expenditures, the purchase of intangible assets, the payment of dividends and the repurchase of common stock.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $239.3 million during Fiscal 2011 compared to $402.6 million during Fiscal 2010 and $400.3 million during Fiscal 2009. Our major source of cash from operations was merchandise sales. Our primary outflows of cash from operations were for the purchase of merchandise inventory and the payment of operational costs. Merchandise inventory at the end of Fiscal 2011 was $378.4 million, an increase of 24% on a cost per foot basis. The increase reflects a high single-digit increase in the ending average cost per unit driven by higher product costs.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for Fiscal 2011 included $100.1 million in capital expenditures for property and equipment, $34.2 million for the acquisition of intangible assets primarily related to our international expansion strategy and $193.9 million of investment purchases, partially offset by $240.8 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2010 included $177.5 million of proceeds from the sale of investments classified as available for sale, partially offset by $84.3 million used for capital expenditures and $62.8 million for the purchase of short-term investments. Investing activities for Fiscal 2009 included $127.1 million for capital expenditures, partially offset by $80.4 million from the sale of investments classified as available-for-sale. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Continuing Operations

During Fiscal 2011, cash used for financing activities resulted primarily from $85.6 million for the payment of dividends and $15.2 million for the repurchase of 1.4 million shares as part of our publicly announced repurchase program. During Fiscal 2010, cash used for financing activities resulted primarily from $216.1 million for the repurchase of 15.5 million shares as part of our publicly announced repurchase program, $183.2 million for the payment of dividends, $30.0 million for the full repayment of our demand line borrowings and $18.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2009, cash used for financing activities resulted primarily from $83.0 million used for the payment of dividends and the partial repayment of $45.0 million in borrowings against our demand line of credit.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2011, for Fiscal 2010 and Fiscal 2009, the excess tax benefits from share-based payments of $0.4 million, $12.5 million and $2.8 million, respectively, are classified as financing cash flows.

Capital Expenditures for Property and Equipment

Fiscal 2011 capital expenditures were $100.1 million, compared to $84.3 million in Fiscal 2010. Fiscal 2011 expenditures included $70.9 million related to investments in our AE stores, including 33 new AE, aerie and 77kids stores in the United States and Canada, 106 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology ($12.5 million), the expansion and improvement of our distribution centers ($9.8 million) and other home office projects ($6.9 million).

For Fiscal 2012, we expect capital expenditures to be approximately $100.0 million related to stores, information technology and investments in e-commerce. New store growth is primarily related to outlet centers, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 100 AE stores with average operating results above the chain average.

Credit Facilities

During Fiscal 2011, we had borrowing agreements with four separate financial institutions under which an aggregate of $245.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”) was available. Of this amount, $135.0 million USD was available for letter of credit issuances, $50.0 million USD and $25.0 million CAD was available for demand line borrowings and the remaining $60.0 million USD was available for either letters of credit or demand line borrowings at the Company’s discretion. These lines were provided at the discretion of the respective financial institutions and were subject to their periodic review.

As of January 28, 2012, we had outstanding letters of credit of $25.2 million USD and no demand line borrowings.

On March 2, 2012, we entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes and the issuance of letters of credit. The Credit Agreement replaced the uncommitted demand lines in the aggregate amount of $110.0 million USD and $25.0 million CAD. The $135.0 million USD of credit lines for letter of credit issuances continue to remain in place as of March 15, 2012.

The Credit Agreement will mature on March 2, 2017. Stand-by letters of credit totaling approximately $8.5 million were outstanding under the Credit Agreement on March 15, 2012. No borrowings were outstanding under the Credit Agreement on March 15, 2012.

Stock Repurchases

During Fiscal 2011, we repurchased 1.4 million shares as part of our publicly announced share repurchase program for approximately $15.2 million, at a weighted average price of $11.10 per share. During Fiscal 2010, we repurchased 15.5 million shares as part of our publicly announced repurchase programs for approximately $216.1 million, at a weighted average price of $13.94 per share. We did not repurchase any common stock as part of our publicly announced repurchase program during Fiscal 2009. As of January 28, 2012, we had 13.1 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion through February 2, 2013.

During Fiscal 2011, Fiscal 2010 and Fiscal 2009, we repurchased approximately 0.1 million, 1.0 million and 18,000 shares, respectively, from certain employees at market prices totaling $2.2 million, $18.0 million and $0.2 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

An $0.11 per share dividend was paid for each quarter of Fiscal 2011. During the fourth quarter of Fiscal 2010, our Board declared and paid a $0.50 per share special cash dividend along with a regular quarterly cash dividend of $0.11 per share. An $0.11 per share dividend was paid during both the second and third quarters of Fiscal 2010. A $0.10 per share dividend was paid during the first quarter of Fiscal 2010. Subsequent to the fourth quarter of Fiscal 2011, our Board declared a quarterly cash dividend of $0.11 per share, payable on April 9, 2012 to stockholders of record at the close of business on March 26, 2012. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of January 28, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating Leases(1)	$1,724,071	$255,576	$464,809	$391,129	$612,557
Unrecognized Tax Benefits(2)	39,430	3,959	—	—	35,471
Purchase Obligations(3)	478,942	466,165	5,617	3,020	4,140

Total Contractual Obligations	$2,242,443	$725,700	$470,426	$394,149	$652,168

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of January 28, 2012 was $39.4 million, including approximately $7.9 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The Company anticipates $4.0 million of unrecognized tax benefits will be realized within one year. The remaining balance of the unrecognized tax benefits of $35.4 million is included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of January 28, 2012:

	Amount of Commitment Expiration Per Period
	Total Amount Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Trade Letters of Credit(1)	$25,197	$25,197	—	—	—

Total Commercial Commitments	$25,197	$25,197	—	—	—

(1)	Trade letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise, as well as other commitments, upon presentation of documents demonstrating that the merchandise has shipped.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Certain Relationships and Related Party Transactions

Refer to Part III, Item 13 of this Form 10-K for information regarding related party transactions.

Impact of Inflation

Increases in the price of raw materials used in the manufacture of merchandise we purchase from suppliers has negatively impacted our cost of sales. Continued increases in these costs, in addition to increases in the price of labor, energy and other inputs to the manufacture of our merchandise, could further negatively impact our business and the industry in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

Our earnings are affected by changes in market interest rates as a result of our short and long-term investments. If our Fiscal 2011 average yield rate decreases by 10% in Fiscal 2012, our income before taxes will decrease by approximately $0.1 million. Comparatively, if our Fiscal 2010 average yield rate decreased by 10% in Fiscal 2011, our income before taxes would decrease by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash, short-term and long-term investment balances and assumes no change in our investment structure.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 28, 2012 and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 15, 2012

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In thousands, except per share amounts)

Assets
Current assets:
Cash and cash equivalents	$719,545	$667,593
Short-term investments	25,499	67,102
Merchandise inventory	378,426	301,208
Accounts receivable	40,310	36,721
Prepaid expenses and other	74,947	53,727
Deferred income taxes	48,761	48,059

Total current assets	1,287,488	1,174,410

Property and equipment, at cost, net of accumulated depreciation	582,162	643,120
Intangible assets, at cost, net of accumulated amortization	39,832	7,485
Goodwill	11,469	11,472
Non-current deferred income taxes	13,467	19,616
Other assets	16,384	23,895

Total assets	$1,950,802	$1,879,998

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$183,783	$167,723
Accrued compensation and payroll taxes	42,625	34,954
Accrued rent	76,921	70,390
Accrued income and other taxes	20,135	32,468
Unredeemed gift cards and gift certificates	44,970	41,001
Current portion of deferred lease credits	15,066	16,203
Other liabilities and accrued expenses	21,901	25,098

Total current liabilities	405,401	387,837

Non-current liabilities:
Deferred lease credits	71,880	78,606
Non-current accrued income taxes	35,471	38,671
Other non-current liabilities	21,199	23,813

Total non-current liabilities	128,550	141,090

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 and 249,566 shares issued; 193,848 and 194,366 shares outstanding, respectively	2,496	2,496
Contributed capital	552,797	546,597
Accumulated other comprehensive income	28,659	28,072
Retained earnings	1,771,464	1,711,929
Treasury stock, 55,718 and 55,200 shares, respectively, at cost	(938,565)	(938,023)

Total stockholders’ equity	1,416,851	1,351,071

Total liabilities and stockholders’ equity	$1,950,802	$1,879,998

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share amounts)
Net sales	$3,159,818	$2,967,559	$2,940,269
Cost of sales, including certain buying, occupancy and warehousing expenses	2,031,477	1,796,600	1,766,839

Gross profit	1,128,341	1,170,959	1,173,430
Selling, general and administrative expenses	735,828	713,197	725,278
Loss on impairment of assets	20,730	—	—
Depreciation and amortization expense	140,647	140,501	137,760

Operating income	231,136	317,261	310,392
Realized loss on sale of investment securities	—	(24,426)	(2,749)
Other income (expense), net	5,874	2,249	(3,268)

Income before income taxes	237,010	295,084	304,375
Provision for income taxes	85,305	113,150	90,977

Income from continuing operations	151,705	181,934	213,398
Loss from discontinued operations, net of tax	—	(41,287)	(44,376)

Net income	$151,705	$140,647	$169,022

Basic income per common share:
Income from continuing operations	$0.78	$0.91	$1.04
Loss from discontinued operations	—	$(0.21)	$(0.22)

Basic net income per common share	$0.78	$0.70	$0.82

Diluted income per common share:
Income from continuing operations	$0.77	$0.90	$1.02
Loss from discontinued operations	—	(0.20)	(0.21)

Diluted net income per common share	$0.77	$0.70	$0.81

Weighted average common shares outstanding — basic	194,445	199,979	206,171
Weighted average common shares outstanding — diluted	196,314	201,818	209,512

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Net income	$151,705	$140,647	$169,022
Other comprehensive income:
Temporary (impairment) recovery related to investment securities, net of tax	—	(1,140)	14,506
Reclassification adjustment for realized losses in net income related to investment securities, net of tax	—	7,541	940
Foreign currency translation gain	587	4,833	15,781

Other comprehensive income	587	11,234	31,227

Comprehensive income	$152,292	$151,881	$200,249

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock(2)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 31, 2009	205,281	$2,485	$513,574	$1,694,161	$(786,800)	$(14,389)	$1,409,031

Stock awards	41	1	39,903	—	—	—	39,904
Repurchase of common stock from employees	(18)	—	—	—	(247)	—	(247)
Reissuance of treasury stock	1,528	—	—	(15,228)	27,792	—	12,564
Net income	—	—	—	169,022	—	—	169,022
Other comprehensive income, net of tax	—	—	—	—	—	31,227	31,227
Cash dividends and dividend equivalents ($0.40 per share)	—	—	922	(83,906)	—	—	(82,984)

Balance at January 30, 2010	206,832	$2,486	$554,399	$1,764,049	$(759,255)	$16,838	$1,578,517

Stock awards	997	10	36,229	—	—	—	36,239
Repurchase of common stock as part of publicly announced programs	(15,500)	—	—	—	(216,070)	—	(216,070)
Repurchase of common stock from employees	(1,035)	—	—	—	(18,041)	—	(18,041)
Reissuance of treasury stock	3,072	—	(45,841)	(7,791)	55,343	—	1,711
Net income	—	—	—	140,647	—	—	140,647
Other comprehensive income, net of tax	—	—	—	—	—	11,234	11,234
Cash dividends and dividend equivalents ($0.93 per share)	—	—	1,810	(184,976)	—	—	(183,166)

Balance at January 29, 2011	194,366	$2,496	$546,597	$1,711,929	$(938,023)	$2 8,072	$1,351,071

Stock awards	—	—	10,532	—	—	—	10,532
Repurchase of common stock as part of publicly announced programs	(1,365)	—	—	—	(15,160)	—	(15,160)
Repurchase of common stock from employees	(145)	—	—	—	(2,189)	—	(2,189)
Reissuance of treasury stock	992	—	(5,997)	(4,261)	16,807	—	6,549
Net income	—	—	—	151,705	—	—	151,705
Other comprehensive income, net of tax	—	—	—	—	—	587	587
Cash dividends and dividend equivalents ($0.44 per share)	—	—	1,665	(87,909)	—	—	(86,244)

Balance at January 28, 2012	193,848	$2,496	$552,797	$1,771,464	$(938,565)	$28,659	$1,416,851

(1)	600,000 authorized, 249,566 issued and 193,848 outstanding, $0.01 par value common stock at January 28, 2012; 600,000 authorized, 249,566 issued and 194,366 outstanding, $0.01 par value common stock at January 29, 2011; 600,000 authorized, 249,561 issued and 206,832 outstanding (excluding 992 shares of non-vested restricted stock), $0.01 par value common stock at January 30, 2010; The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at January 28, 2012, January 29, 2011 and January 30, 2010.

(2)	55,718 shares, 55,200 shares, and 41,737 shares at January 28, 2012, January 29, 2011 and January 30, 2010, respectively. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, 992 shares, 3,072 shares and 1,528 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Operating activities:
Net income	$151,705	$140,647	$169,022
Loss from discontinued operations, net of tax	—	41,287	44,376

Income from continuing operations	$151,705	$181,934	$213,398
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	143,156	145,548	139,832
Share-based compensation	12,341	25,457	34,615
Provision for deferred income taxes	4,207	11,885	(36,027)
Tax benefit from share-based payments	356	15,648	7,995
Excess tax benefit from share-based payments	(373)	(12,499)	(2,812)
Foreign currency transaction (gain) loss	(325)	117	6,477
Loss on impairment of assets	20,730	—	—
Realized investment losses	—	25,674	3,689
Changes in assets and liabilities:
Merchandise inventory	(77,311)	18,713	(33,699)
Accounts receivable	(3,589)	(3,790)	6,656
Prepaid expenses and other	(21,261)	(9,045)	12,916
Other assets	2,444	(1,380)	1,146
Accounts payable	17,934	5,232	8,358
Unredeemed gift cards and gift certificates	3,979	1,713	(3,591)
Deferred lease credits	(7,837)	(7,451)	4,667
Accrued compensation and payroll taxes	7,677	(19,618)	25,841
Accrued income and other taxes	(15,515)	11,999	12,858
Accrued liabilities	938	12,457	(1,993)

Total adjustments	87,551	220,660	186,928

Net cash provided by operating activities from continuing operations	239,256	402,594	400,326

Investing activities:
Capital expenditures for property and equipment	(100,135)	(84,259)	(127,080)
Acquisition of intangible assets	(34,187)	(2,801)	(2,003)
Purchase of available-for-sale securities	(193,851)	(62,797)	—
Sale of available-for-sale securities	240,797	177,472	80,353

Net cash (used for) provided by investing activities from continuing operations	(87,376)	27,615	(48,730)

Financing activities:
Payments on capital leases	(3,256)	(2,590)	(2,015)
Repayment of note payable	—	(30,000)	(45,000)
Repurchase of common stock as part of publicly announced programs	(15,160)	(216,070)	—
Repurchase of common stock from employees	(2,189)	(18,041)	(247)
Net proceeds from stock options exercised	5,098	7,272	9,044
Excess tax benefit from share-based payments	373	12,499	2,812
Cash used to net settle equity awards	—	(6,434)	(1,414)
Cash dividends paid	(85,592)	(183,166)	(82,985)

Net cash used for financing activities from continuing operations	(100,726)	(436,530)	(119,805)

Effect of exchange rates on cash	798	1,394	3,030

Cash flows of discontinued operations
Net cash used for operating activities	—	(21,434)	(13,864)
Net cash used for investing activities	—	(6)	(339)
Net cash used for financing activities	—	—	—
Effect of exchange rates on cash	—	—	—

Net cash used for discontinued operations	—	(21,440)	(14,203)

Net increase (decrease) in cash and cash equivalents	51,952	(26,367)	220,618
Cash and cash equivalents — beginning of period	667,593	693,960	473,342

Cash and cash equivalents — end of period	$719,545	$667,593	$693,960

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 28, 2012

1.	Business Operations

American Eagle Outfitters, Inc. (the “Company”), a Delaware corporation, operates under the American Eagle® (“AE”), aerie® by American Eagle® (“aerie”), and 77kids by american eagle® (“77kids”) brands. The Company operated the MARTIN+OSA® brand (“M+O”) until its closure during Fiscal 2010.

Founded in 1977, American Eagle Outfitters is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and Canada, and online at ae.com. Through its family of brands, the Company offers high quality, on-trend clothing, accessories and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 77 countries worldwide.

Merchandise Mix

The following table sets forth the approximate consolidated percentage of net sales attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Men’s apparel and accessories	40%	40%	40%
Women’s apparel and accessories (excluding aerie)	51%	51%	51%
aerie	8%	9%	9%
Kid’s apparel and accessories	1%	—%	—%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 28, 2012, the Company operated in one reportable segment.

On March 5, 2010, the Company’s Board of Directors (the “Board”) approved management’s recommendation to proceed with the closure of the M+O brand. The Company completed the closure of the M+O stores and e-commerce operation during Fiscal 2010. These Consolidated Financial Statements reflect the results of M+O as a discontinued operation for all periods presented.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2012” refers to the 53 week period ending February 2, 2013. “Fiscal 2011”, “Fiscal 2010,” “Fiscal 2009,” “Fiscal 2008” and “Fiscal 2007” refer to the 52 week periods ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”). ASU 2011-12 defers the requirement to present reclassifications out of accumulated other comprehensive income as required by ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of ASU 2011-05 and ASU 2011-12 on its financial statement presentation of comprehensive income and will adopt in Fiscal 2012.

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

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 11 to the Consolidated Financial Statements).

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

As of January 28, 2012, short-term investments include treasury bills purchased with a maturity of greater than three months, but less than one year. It also includes auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 28, 2012, long-term investments include the Company’s ARS Call Option related to investment sales during Fiscal 2010. Long-term investments are included within other assets on the Company’s Consolidated Balance Sheets. The ARS Call Option expires on October 29, 2013.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of other-than-temporary impairment (“OTTI”) losses related to credit losses are considered by the Company to be realized and are recorded in earnings. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents, short-term investments and long-term investments.

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total OTTI with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”).

There was no net impairment loss recognized in earnings during Fiscal 2011. During Fiscal 2010, there was $1.2 million of net impairment loss recognized in earnings which consisted of gross other-than-temporary losses of $5.0 million, partially offset by $3.8 million of OTTI losses recognized in other comprehensive income. During Fiscal 2009, there was $0.9 million of net impairment loss recognized in earnings which consisted of gross other-than-temporary losses of $4.4 million, partially offset by $3.5 million of OTTI losses recognized in other comprehensive income.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During Fiscal 2011, the Company recorded asset impairment charges of $20.7 million consisting of 59 retail stores, largely related to the aerie brand, which is recorded as a loss on impairment of assets in the Consolidated Statements of Operations. Based on the Company’s review of the operating performance and projections of future performance of these stores, the Company determined that they would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them.

During Fiscal 2010, the Company recorded asset impairment charges of $18.0 million related to the impairment of 18 M+O stores. Additionally, during Fiscal 2009, the Company recorded asset impairment charges of $18.0 million related primarily to the impairment of 10 M+O stores. The asset impairment charges in Fiscal 2010 and Fiscal 2009 related to the 28 M+O stores are recorded within loss from discontinued operations, net of tax in the Consolidated Statements of Operations.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations and Canadian business. In accordance with ASC 350, Intangibles- Goodwill and Other (“ASC 350”), the Company evaluates

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 28, 2012. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during Fiscal 2011, Fiscal 2010 or Fiscal 2009.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding intangible assets.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AE, aerie and 77kids brands. These credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in the credit card rewards program. Customers who make purchases at AE, aerie and 77kids earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Beginning balance	$3,691	$4,690	$3,981
Returns	(77,656)	(70,789)	(71,705)
Provisions	76,896	69,790	72,414

Ending balance	$2,931	$3,691	$4,690

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

The Company recognizes royalty revenue generated from its franchise agreements based upon a percentage of merchandise sales by the franchisee. This revenue is recorded as a component of net sales when earned.

The Company sells off end-of-season, overstock, and irregular merchandise to a third-party. The proceeds from these sales are presented on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively.

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Proceeds from sell-offs	$17,556	$25,593	$29,347
Marked-down cost of merchandise disposed of via sell-offs	$17,441	$24,728	$29,023

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of January 28, 2012 and January 29, 2011, the Company had prepaid advertising expense of $7.7 million and $5.4 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $73.1 million, $64.9 million and $60.9 million in advertising expense during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

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

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The company recorded gift card breakage of $6.5 million, $5.5 million and $6.8 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Cash paid during the periods for:
Income taxes	$99,756	$45,737	$61,869
Interest	$—	$191	$1,879

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified four operating segments (American Eagle® Brand US and Canadian stores, aerie® by American Eagle® retail stores, 77kids by american eagle® retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

The following tables present summarized geographical information:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Net sales:
United States	$2,849,248	$2,675,992	$2,665,655
Foreign(1)	310,570	291,567	274,614

Total net sales	$3,159,818	$2,967,559	$2,940,269

(1)	Amounts represent sales from American Eagle and aerie Canadian retail stores, AEO Direct sales that are billed to and/or shipped to foreign countries and international franchise revenue.

	January 28, 2012	January 29, 2011
	(In thousands)
Long-lived assets, net:
United States	$580,161	$615,049
Foreign	53,302	47,028

Total long-lived assets, net	$633,463	$662,077

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

	January 28, 2012	January 29, 2011
	(In thousands)
Cash and cash equivalents:
Cash	$548,728	$122,578
Money-market	131,785	397,440
Commercial Paper	29,998	40,884
Treasury bills	9,034	102,996
Corporate bonds	—	3,695

Total cash and cash equivalents	$719,545	$667,593
Short-term investments:
Treasury bills	$19,999	$—
State and local government ARS	5,500	3,700
Term-deposits	—	63,402

Total short-term investments	$25,499	$67,102
Long-term investments:
ARS Call Option	$847	$415
State and local government ARS	—	5,500

Total long-term investments	$847	$5,915

Total	$745,891	$740,610

Proceeds from the sale of available-for-sale securities were $240.8 million, $177.5 million and $80.4 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. The purchases of available-for-sale securities for Fiscal 2011 and Fiscal 2010 were $193.9 million and $62.8 million, respectively. There were no purchases of available-for-sale securities during Fiscal 2009. At January 28, 2012 and January 29, 2011, the fair value of all available for sale securities approximated par, with no gross unrealized holding gains or losses.

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

The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. Upon origination, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option was included as an offsetting amount within the net loss on liquidation of $24.4 million referenced above. As of January 28, 2012, the Company determined that the fair value of the ARS Call Option, which is classified as a long-term investment, was $0.8 million.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 28, 2012 and January 29, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011:

	Fair Value Measurements at January 28, 2012
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents
Cash	$548,728	$548,728	$—	$—
Money-market	131,785	131,785	—	—
Commercial paper	29,998	29,998	—	—
Treasury bills	9,034	9,034	—	—

Total cash and cash equivalents	$719,545	$719,545	$—	$—
Short-term investments
Treasury bills	$19,999	$19,999	$—	$—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$25,499	$19,999	$—	$5,500
Long-term investments
ARS Call Option	$847	$—	$—	$847

Total long-term investments	$847	$—	$—	$847

Total	$745,891	$739,544	$—	$6,347

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at January 29, 2011
	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents
Cash	$122,578	$122,578	$—	$—
Money-market	397,440	397,440	—	—
Treasury bills	102,996	102,996	—	—
Commercial paper	40,884	40,884	—	—
Corporate bonds	3,695	3,695	—	—

Total cash and cash equivalents	$667,593	$667,593	$—	$—
Short-term investments
Term deposits	$63,402	$63,402	$—	$—
State and local government ARS	3,700	—	—	3,700

Total short-term investments	$67,102	$63,402	$—	$3,700
Long-term investments
State and local government ARS	$5,500	$—	$—	$5,500
ARS Call Option	415	—	—	415

Total long-term investments	$5,915	$—	$—	$5,915

Total	$740,610	$730,995	$—	$9,615

The Company uses a discounted cash flow (“DCF”) model to value its Level 3 investments. For Fiscal 2011, the assumptions in the Company’s model for Level 3 investments, excluding the ARS Call Option, included a recovery period of five months, a discount factor for yield of 0.1% and illiquidity of 0.5%. For Fiscal 2010, the assumptions in the Company’s model included different recovery periods, ranging from five to 17 months depending on the type of security, and discount factors for yield of 0.2% and illiquidity of 0.5%. These assumptions are subjective and are based on the Company’s current judgment and view of current market conditions. The use of different assumptions would not result in a material change to the valuation.

As a result of the discounted cash flow analysis, no impairment loss on investment securities was recorded for Fiscal 2011. For Fiscal 2010, the Company recognized net impairment loss of $0.6 million, ($0.4 million, net of tax), which increased the total cumulative impairment recognized in OCI from $10.3 million ($6.4 million, net of tax) at the end of Fiscal 2009 to $10.9 million ($6.8 million, net of tax) prior to the Company’s liquidation of auction rate securities during the third quarter of Fiscal 2010. Additionally, during Fiscal 2010, as a result of a credit rating downgrade on student-load backed ARS, the Company recorded a net impairment loss in earnings of $1.2 million, which is recorded within Other Expense on the Consolidated Statements of Operations.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
	Total	Auction- Rate Municipal Securities	Student Loan- Backed Auction- Rate Securities	Auction-Rate Preferred Securities	ARS Call Option
	(In thousands)
Balance at January 30, 2010	$202,448	$40,244	$149,431	$12,773	$—
Settlements	(177,472)	(29,101)	(141,246)	(7,125)	—
Gains and (losses):
Reported in earnings	(25,674)	(2,399)	(16,755)	(6,935)	415
Reported in OCI	10,313	456	8,570	1,287	—

Balance at January 29, 2011	$9,615	$9,200	$—	$—	$415

Settlements	(3,700)	(3,700)	—	—	—
Gains and (losses):
Reported in earnings	432	—	—	—	432

Balance at January 28, 2012	$6,347	$5,500	$—	$—	$847

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 28, 2012, the Company concluded that its goodwill was not impaired.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2011, certain long-lived assets related to the Company’s retail stores were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss of $20.7 million, which is recorded as a loss on impairment of assets within the Consolidated Statements of Operations.

Additionally, based on the Company’s decision to close all M+O stores in Fiscal 2010, the Company determined that the M+O stores not previously impaired would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. Therefore, during Fiscal 2010, the M+O stores not previously impaired were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. During Fiscal 2009, certain long-lived assets primarily related to M+O stores were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss on impairment of assets of $18.0 million. The loss on impairment of M+O assets for all periods presented is included within Loss from Discontinued Operations.

The fair value of the Company’s stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations for M+O.

5.	Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share amounts)
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,445	199,979	206,171
Dilutive effect of stock options and non-vested restricted stock	1,869	1,839	3,341

Dilutive number of common shares outstanding	196,314	201,818	209,512

Equity awards to purchase approximately 7.2 million, 7.9 million and 6.6 million shares of common stock during the Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for Fiscal 2011, Fiscal 2010 and Fiscal 2009, approximately 1.9 million, 0.7 million and 0.4 million shares, respectively, of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals.

ASC 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s 2005 Plan are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. There were no participating securities outstanding during Fiscal 2011. During Fiscal 2010 and Fiscal 2009, the allocation of earnings to participating securities was not significant. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, the application of ASC 260-10-45 resulted in no material change to basic or diluted income from continuing operations per common share.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable

Accounts receivable are comprised of the following:

	January 28, 2012	January 29, 2011
	(In thousands)
Franchise receivable	$20,108	$5,183
Marketing cost reimbursements	4,182	3,553
Gift card receivable	4,113	3,567
Landlord construction allowances	3,672	11,739
Insurance claims receivable	2,071	4,374
Merchandise sell-offs	1,955	4,539
Taxes	1,076	1,239
Other	3,133	2,527

Total	$40,310	$36,721

7.	Property and Equipment

Property and equipment consists of the following:

	January 28, 2012	January 29, 2011
	(In thousands)
Land	$6,364	$6,364
Buildings	153,538	152,984
Leasehold improvements	638,496	624,479
Fixtures and equipment	656,337	647,346
Construction in progress	3,787	1,629

Property and equipment, at cost	$1,458,522	$1,432,802
Less: Accumulated depreciation	(876,360)	(789,682)

Property and equipment, net	$582,162	$643,120

Depreciation expense is summarized as follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Depreciation expense	$137,934	$139,169	$137,045

Additionally, during Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recorded $3.4 million, $2.7 million and $2.3 million, respectively, related to asset write-offs within depreciation and amortization expense.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. During the Fiscal 2011, the Company purchased $34.2 million of trademark assets primarily to support its international expansion strategy. The following table represents intangible assets as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(In thousands)
Trademarks, at cost	$44,142	$9,967
Less: Accumulated amortization	(4,310)	(2,482)

Intangible assets, net	$39,832	$7,485

Amortization expense is summarized as follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Amortization expense	$1,828	$625	$509

The table below summarizes the estimated future amortization expense for intangible assets existing as of January 28, 2012 for the next five Fiscal Years:

Future Amortization
(In thousands)
2012	$1,961
2013	1,956
2014	1,956
2015	1,956
2016	1,911

9.	Other Credit Arrangements

The Company has borrowing agreements with four separate financial institutions under which it may borrow an aggregate of $245.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”). Of this amount, $135.0 million USD can be used for letter of credit issuances, $50.0 million USD and $25.0 million CAD can be used for demand line borrowings and the remaining $60.0 million USD can be used for either letters of credit or demand line borrowings at the Company’s discretion. These lines are provided at the discretion of the respective financial institutions and are subject to their periodic review.

As of January 28, 2012, the Company had outstanding letters of credit of $25.2 million USD and no demand line borrowings.

The availability of any future borrowings is subject to acceptance by the respective financial institutions.

Refer to Note 17 to the Consolidated Financial Statements for a subsequent event footnote related to the Company’s credit facilities.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Leases

The Company leases all store premises, some of its office space and certain information technology and office equipment. The store leases generally have initial terms of 10 years and are classified as operating leases. Most of these store leases provide for base rentals and the payment of a percentage of sales as additional contingent rent when sales exceed specified levels. Additionally, most leases contain construction allowances and/or rent holidays. In recognizing landlord incentives and minimum rent expense, the Company amortizes the items on a straight-line basis over the lease term (including the pre-opening build-out period).

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Store rent:
Fixed minimum	$251,504	$230,277	$218,785
Contingent	7,618	8,182	7,873

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$259,122	$238,459	$226,658
Offices, distribution facilities, equipment and other	17,405	16,722	17,391

Total rent expense	$276,527	$255,181	$244,049

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 28, 2012:

Fiscal years:	Future Minimum Lease Obligations
(In thousands)
2012	$255,576
2013	241,878
2014	222,931
2015	207,248
2016	183,881
Thereafter	612,557

Total	$1,724,071

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Comprehensive Income (Loss)

The accumulated balances of other comprehensive (loss) income included as part of the Consolidated Statements of Stockholders’ Equity follow:

	Before Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 31, 2009	$(27,835)	$13,446	$(14,389)

Temporary reversal of impairment related to ARS	24,041	(9,535)	14,506
Reclassification adjustment for realized losses in net income related to investment securities	940	—	940
Foreign currency translation gain	15,781	—	15,781

Balance at January 30, 2010	$12,927	$3,911	$16,838

Temporary impairment related to ARS	(1,830)	690	(1,140)
Reclassification adjustment for realized losses in net income related to investment securities	12,142	(4,601)	7,541
Foreign currency translation gain	4,833	—	4,833

Balance at January 29, 2011	$28,072	$—	$28,072

Foreign currency translation gain	587	—	587

Balance at January 28, 2012	$28,659	$—	$28,659

Accumulated other comprehensive income consists only of foreign currency translation adjustment as of January 28, 2012 and January 29, 2011.

12.	Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $12.3 million ($7.6 million, net of tax), $25.5 million ($15.7 million, net of tax) and $34.6 million ($21.4 million, net of tax), respectively.

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

At January 28, 2012, the Company had awards outstanding under three share-based compensation plans, which are described below.

Share-based compensation plans

1994 Stock Option Plan

On February 10, 1994, the Company’s Board adopted the American Eagle Outfitters, Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the grant of 12.2 million incentive or non-qualified

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

1999 Stock Incentive Plan

The 1999 Stock Option Plan (the “1999 Plan”) was approved by the stockholders on June 8, 1999. The 1999 Plan authorized 18.0 million shares for issuance in the form of stock options, stock appreciation rights (“SAR”), restricted stock awards, performance units or performance shares. The 1999 Plan was subsequently amended to increase the shares available for grant to 33.0 million. Additionally, the 1999 Plan provided that the maximum number of shares awarded to any individual may not exceed 9.0 million shares. The 1999 Plan allowed the Compensation Committee to determine which employees and consultants received awards and the terms and conditions of these awards. The 1999 Plan provided for a grant of 1,875 stock options quarterly (not to be adjusted for stock splits) to each director who is not an officer or employee of the Company starting in August 2003. The Company ceased making these quarterly stock option grants in June 2005. Under this plan, 33.2 million non-qualified stock options and 6.7 million shares of restricted stock were granted to employees and certain non-employees (without considering cancellations to date of awards for 9.7 million shares). Approximately 33% of the options granted were to vest over eight years after the date of grant but were accelerated as the Company met annual performance goals. Approximately 34% of the options granted under the 1999 Plan vest over three years, 23% vest over five years and the remaining grants vest over one year. All options expire after 10 years. Performance-based restricted stock was earned if the Company met established performance goals. The 1999 Plan terminated on June 15, 2005 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

2005 Stock Award and Incentive Plan

The 2005 Plan was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, SAR, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan was subsequently amended in Fiscal 2009 to increase the shares available for grant to 31.9 million without taking into consideration 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock that had been previously granted under the 2005 plan to employees and directors (without considering cancellations as of January 31, 2009 of awards for 2.9 million shares). The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year for options and SAR and no more than 4.0 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year. The 2005 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2005 Plan. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through January 28, 2012, 14.4 million non-qualified stock options, 8.0 million shares of restricted stock and 0.5 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 7.5 million shares). Approximately 99% of the options granted under the 2005 Plan vest over three years and 1% vest over five years. Options were granted for ten and seven year terms. Approximately 62% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 38% of the restricted stock awards are time-based and vest over three years.

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

A summary of the Company’s stock option activity under all plans for Fiscal 2011 follows:

	For the Year Ended January 28, 2012
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding — January 29, 2011	12,124	$15.25
Granted	47	$15.02
Exercised(1)	(544)	$9.38
Cancelled	(430)	$21.18

Outstanding — January 28, 2012	11,197	$15.31	2.2	$29,567

Vested and expected to vest — January 28, 2012	11,077	$15.33	2.2	$29,303

Exercisable — January 28, 2012(2)	3,691	$6.87	1.5	$26,264

(1)	Options exercised during Fiscal 2011 ranged in price from $4.54 to $12.30.

(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at January 28, 2012.

The weighted-average grant date fair value of stock options granted during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $4.73, $5.19 and $3.86, respectively. The aggregate intrinsic value of options exercised during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $2.8 million, $11.7 million and $11.7 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $5.1 million and $0.4 million, respectively, for Fiscal 2011. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.3 million and $15.6 million, respectively, for Fiscal 2010. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $9.0 million and $8.0 million, respectively, for Fiscal 2009.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
Black-Scholes Option Valuation Assumptions	January 28, 2012		January 29, 2011		January 30, 2010
Risk-free interest rates(1)	2.1%		2.3%		1.7%
Dividend yield	2.6%		2.1%		3.4%
Volatility factors of the expected market price of the Company’s common stock(2)	42.7%		40.2%		56.9%
Weighted-average expected term(3)	5.0	years	4.5	years	4.1	years
Expected forfeiture rate(4)	8.0%		8.0%		8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 were determined based on historical experience.

(4)	Based on historical experience.

As of January 28, 2012, there was $1.3 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 11 months.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	For the year ended January 28, 2012		For the year ended January 28, 2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
	(Shares in thousands)
Nonvested — January 29, 2011	877	$17.45	630	$12.59
Granted	1,406	15.03	1,240	15.03
Vested	(372)	17.45	—	—
Cancelled/Forfeited	(127)	16.04	(108)	12.64

Nonvested — January 28, 2012	1,784	$15.73	1,762	$14.23

As of January 28, 2012, there was $17.3 million of unrecognized compensation expense related to nonvested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted stock awards vested during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $5.6 million, $46.2 million and $0.6 million, respectively.

As of January 28, 2012, the Company had 25.3 million shares available for all equity grants.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 1/2 years of age. In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 50% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $9.1 million, $11.7 million and $5.9 million in expense during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, in connection with the Retirement Plan.

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

14.	Income Taxes

The components of income before income taxes from continuing operations were:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
U.S.	$218,153	$258,408	$269,932
Foreign	18,857	36,676	34,443

Total	$237,010	$295,084	$304,375

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 28, 2012	January 29, 2011
	(In thousands)
Deferred tax assets:
Deferred compensation	$31,379	$30,801
Rent	27,642	25,145
Foreign tax credits	22,302	25,498
Capital loss carryforward	18,440	20,381
Inventories	11,734	10,432
Foreign and state income taxes	6,723	7,575
Employee compensation and benefits	6,345	4,942
State tax credits	6,105	5,866
Other	9,650	8,547

Gross deferred tax assets	140,320	139,187
Valuation allowance	(18,440)	(20,381)

Total deferred tax assets	$121,880	$118,806

Deferred tax liabilities:
Property and equipment	$(55,503)	$(47,852)
Prepaid expenses	(4,149)	(3,279)

Total deferred tax liabilities	$(59,652)	$(51,131)

Total deferred tax assets, net	$62,228	$67,675

Classification in the Consolidated Balance Sheet:
Current deferred tax assets	$48,761	$48,059
Noncurrent deferred tax assets	13,467	19,616

Total deferred tax assets	$62,228	$67,675

The net decrease in deferred tax assets and liabilities was primarily due to an increase in the deferred tax liability for property and equipment basis differences.

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Current:
Federal	$63,631	$89,110	$92,074
Foreign taxes	6,621	13,429	14,526
State	10,841	9,610	13,575

Total current	81,093	112,149	120,175

Deferred:
Federal	$7,158	$(310)	$(32,361)
Foreign taxes	(1,120)	(991)	6,513
State	(1,826)	2,302	(3,350)

Total deferred	4,212	1,001	(29,198)

Provision for income taxes	$85,305	$113,150	$90,977

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2011, Fiscal 2010 and Fiscal 2009 in the amounts of $0.4 million, $15.6 million and $8.0 million, respectively.

During Fiscal 2009, the Company approved and repatriated $91.7 million from its Canadian subsidiaries. The proceeds from the repatriation were used for general corporate purposes. The Company plans to indefinitely reinvest accumulated earnings of our Canadian subsidiaries outside of the United States to the extent not repatriated in Fiscal 2009. Accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to income and withholding taxes offset by foreign tax credits. As of January 28, 2012 and January 29, 2011, the unremitted earnings of our Canadian subsidiaries were $72.0 million (USD) and $57.1 million (USD), respectively.

As of January 28, 2012, the gross amount of unrecognized tax benfits was $31.6 million, of which $22.8 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of January 29, 2011 was $31.1 million, of which $22.7 million would affect the effective income tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Unrecognized tax benefits, beginning of the year balance	$31,108	$31,649	$41,080
Increases in tax positions of prior periods	932	1,069	1,679
Decreases in tax positions of prior periods	(2,106)	(3,801)	(13,457)
Increases in current period tax positions	2,782	2,707	14,842
Settlements	(1,073)	(6)	(6,204)
Lapse of statute of limitations	(65)	(510)	(6,291)

Unrecognized tax benefits, end of the year balance	$31,578	$31,108	$31,649

Unrecognized tax benefits increased by $0.5 million during Fiscal 2011 and decreased by $0.5 million during Fiscal 2010. Over the next twelve months the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $2.9 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $7.9 million and $7.6 million as of January 28, 2012 and January 29, 2011, respectively. During Fiscal 2009, the Company recognized a net benefit of $3.3 million in the provision for income taxes related to the reversal of accrued interest and penalties primarily due to federal and state income tax settlements. An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2011 and Fiscal 2010.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal income tax returns for the tax years ended July 2008 and January 2009 was completed in April of 2011. Accordingly, all years prior to January 2010 are no longer subject to U.S. federal income tax examinations by tax

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorities. An IRS examination of the January 2010 federal income tax return is scheduled to be completed in Fiscal 2012. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flow. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2005. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company has foreign tax credit carryovers in the amount of $22.3 million and $25.5 million as of January 28, 2012 and January 29, 2011, respectively. The foreign tax credit carryovers expire in Fiscal 2019 to the extent not utilized. No valuation allowance has been recorded on the foreign tax credit carryovers as the Company believes it is more likely than not the foreign tax credits will be utilized prior to expiration.

The Company has been certified to qualify for nonrefundable incentive tax credits in Kansas for additional expenditures related to the Ottawa, Kansas distribution center. As a result, the Company has a deferred tax asset related to Kansas tax credit carryforwards of $6.1 million (net of federal income taxes) as of January 28, 2012. These tax credits can be utilized to offset future Kansas income taxes and have a carryforward period of 10-16 years. They will begin to expire in Fiscal 2018. Due to a favorable incentive agreement with the Kansas Department of Commerce in Fiscal 2010, the Company released a $5.0 million valuation allowance that had been previously recorded related to the Company’s Kansas tax credit carryforward.

During Fiscal 2010 and 2009, the Company recorded a valuation allowance against deferred tax assets arising from the disposition or other than temporary impairment of certain investment securities. The disposition of the investment securities results in a capital loss that can only be utilized to the extent of capital gains. These capital losses are subject to a three year carryback period and a five year carryforward period for tax purposes. The capital losses generally will expire in Fiscal 2014 through Fiscal 2015. Due to the contingencies related to the future use of these capital losses, we believe it is more likely than not that the full benefit of this asset will not be realized within the carryforward period. Thus, the Company has recorded a valuation allowance against the deferred tax assets arising from the other than temporary impairment or disposition of these investment securities. The valuation allowance related to these investment securities was $18.4 million and $20.4 million as of January 28, 2012 and January 29, 2011, respectively.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	3	3
Valuation allowance changes, net	(1)	1	1
Tax settlements	(1)	(1)	(4)
Canadian earnings repatriation	—	—	(5)

	36%	38%	30%

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Discontinued Operations

On March 5, 2010, the Company’s Board approved management’s recommendation to proceed with the closure of the M+O brand. The Company completed the closure of the M+O stores and e-commerce operation during the second quarter of Fiscal 2010. These Consolidated Financial Statements reflect the results of M+O as discontinued operations for all periods presented.

Costs associated with exit or disposal activities are recorded when incurred. A summary of the exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for Fiscal 2010 are included in the table as follows. There were no exit or disposal costs recognized in Fiscal 2011 or Fiscal 2009. The Loss from Discontinued Operations for Fiscal 2010 and Fiscal 2009 includes pre-tax asset impairment charges of $18.0 million in both years.

For the Year Ended
January 29, 2011
(In thousands)
Non-cash charges
Asset impairments	$17,980
Cash charges
Lease-related charges(1)	15,377
Inventory charges	2,422
Severence charges	7,660

Total charges	$43,439

(1)	Presented net of the reversal of non-cash lease credits.

The table below presents the significant components of M+O’s results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for the years ended January 29, 2011 and January 30, 2010, respectively. There was no loss from discontinued operations for the year ended January 28, 2012.

	For the Years Ended
	January 29, 2011	January 30, 2010
	(In thousands)
Net sales	$21,881	$50,251

Loss from discontinued operations, before income taxes	$(66,959)	$(71,984)
Income tax benefit	25,672	27,608

Loss from discontinued operations, net of tax	$(41,287)	$(44,376)

Loss per common share from discontinued operations:
Basic	$(0.21)	$(0.22)
Diluted	$(0.20)	$(0.21)

There were no assets or liabilities included in the Consolidated Balance Sheets for M+O as of January 28, 2012 or January 29, 2011.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2011 Quarters Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
	(In thousands, except per share amounts)
Net sales	$609,562	$675,703	$831,826	$1,042,727

Gross profit	$231,761	$232,061	$308,967	$355,552

Income from continuing operations	28,325	19,669	52,427	51,284
Loss from discontinued operations	—	—	—	—

Net income	$28,325	$19,669	$52,427	$51,284

Basic per common share amounts:
Income from continuing operations	$0.15	$0.10	$0.27	$0.26
Loss from discontinued operations	—	—	—	—

Basic net income per common share	$0.15	$0.10	$0.27	$0.26

Diluted per common share amounts:
Income from continuing operations	$0.14	$0.10	$0.27	$0.26
Loss from discontinued operations	—	—	—	—

Diluted net income per common share	$0.14	$0.10	$0.27	$0.26

	Fiscal 2010 Quarters Ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
	(In thousands, except per share amounts)
Net sales	$648,462	$651,502	$751,507	$916,088

Gross profit	$257,696	$239,708	$312,309	$361,246

Income from continuing operations	35,862	25,843	33,191	87,038
Loss from discontinued operations	(24,940)	(16,180)	(167)	—

Net income	$10,922	$9,663	$33,024	$87,038

Basic per common share amounts:
Income from continuing operations	$0.17	$0.13	$0.17	$0.45
Loss from discontinued operations	(0.12)	(0.08)	—	—

Basic net income per common share	$0.05	$0.05	$0.17	$0.45

Diluted per common share amounts:
Income from continuing operations	$0.17	$0.13	$0.17	$0.44
Loss from discontinued operations	(0.12)	(0.08)	—	—

Diluted net income per common share	$0.05	$0.05	$0.17	$0.44

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

On March 2, 2012, the Company entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes and the issuance of letters of credit. The Credit Agreement replaced the uncommitted demand lines in the aggregate amount of $110.0 million USD and $25.0 million CAD.

The Credit Agreement will mature on March 2, 2017. Stand-by letters of credit totaling approximately $8.5 million were outstanding under the Credit Agreement on March 15, 2012. No borrowings were outstanding under the Credit Agreement on March 15, 2012.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding other credit arrangements.

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

In connection with the preparation of this Annual Report on Form 10-K as of January 28, 2012, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of January 28, 2012.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of January 28, 2012 and January 29, 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012 of American Eagle Outfitters, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 15, 2012

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011
Consolidated Statements of Operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010
Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010
Notes to Consolidated Financial Statements

(a)(2)  Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

4.1	See Amended and Restated Certificate of Incorporation, as amended, in Exhibit 3.1 hereof

4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof

10.1^	Form of the Registrant’s 1994 Stock Option Plan(3)

10.2^	Form of Indemnification Agreement(4)

10.3^	Employee Stock Purchase Plan(5)

10.4^	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(6)

10.5^	Employment Agreement between the Registrant and LeAnn Nealz dated March 31, 2004(7)

10.6^	Deferred Compensation Plan, as amended(8)

10.7^	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005(9)

10.8^	Form of Director Deferred Compensation Agreement(10)

10.9^	Form of 409A Addendum(11)

10.10^	Form of Long Term Incentive Compensation Plan Confidentiality, non-solicitation, non-competition and Intellectual Property Agreement(12)

10.11^	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(13)

10.12^	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(14)

10.13^	Employment Agreement between the Registrant and Joan Hilson, dated July 18, 2005(15)

10.14^	2005 Stock Award and Incentive Plan, as amended(16)

10.15^	Employment Agreement between the Registrant and James V. O’Donnell, as amended, dated January 11, 2010(17)

10.16^	Form of Change in Control Agreement dated April 21, 2010(18)

10.17^	Retirement Agreement between the Registrant and Joseph Kerin, dated November 24, 2010(19)

10.18^	Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement(20)

10.19^	Chief Executive Officer Employment Agreement between the Registrant and Robert L. Hanson, dated November 14, 2011(21)

10.20^	Change in Control Agreement between the Registrant and Robert L. Hanson, dated November 14, 2011(22)

10.21^	Succession Agreement between the Registrant and James V. O’Donnell, dated January 28, 2012(23)

10.22^	Second Amended and Restated Employment Agreement between the Registrant and Roger S. Markfield, dated February 24, 2012(24)

Exhibit Number	Description

10.23	Credit Agreement, dated March 2, 2012 among American Eagle Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and HSBC Bank USA, N.A. as administrative agent for the lenders, and certain other parties and agents(25)

10.24^*	Form of Notice of Grant of Stock Options and Option Agreement

10.25^*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Awards Agreement

10.26^*	Form of Notice of Long Term Incentive Grant of Restricted Stock Units and Long Term Incentive Restricted Stock Units Award Agreement

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Joan Holstein Hilson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated November 20, 2007, filed November 26, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(5)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(6)	Previously filed as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.12 to the Form 10-Q for the period ended July 31, 2004, filed September 3, 2004 and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.

(10)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.3 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 20, 2008, filed May 23, 2008 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 18, 2006, filed April 24, 2006 and incorporated herein by reference.

(16)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders held on June 16, 2009 held on June 16, 2009, filed May 4, 2009 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 11, 2010, filed January 12, 2010 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 21, 2010, filed April 26, 2010 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.24 to the Form 10-K dated January 29, 2011, filed March 11, 2011 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.25 to the Form 10-K dated January 29, 2011, filed on March 11, 2011 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated November 14, 2011, filed November 18, 2011 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.2 to the Form 8-K dated November 14, 2011, filed November 18, 2011 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 18, 2012, filed January 20, 2012 and incorporated herein by reference.

(24)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 24, 2012, filed February 24, 2012 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 2, 2012, filed March 8, 2012 and incorporated herein by reference.

^	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Robert L. Hanson
Robert L. Hanson
Chief Executive Officer

Dated March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 15, 2012.

	Signature	Title

	/s/ Robert L. Hanson Robert L. Hanson	Chief Executive Officer and Director (Principal Executive Officer)

	/s/ Joan Holstein Hilson Joan Holstein Hilson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	* Jay L. Schottenstein	Chairman of the Board and Director

	* Michael G. Jesselson	Director

	* Thomas R. Ketteler	Director

	* Roger S. Markfield	Director

	* Cary D. McMillan	Director

	* Janice E. Page	Director

	* Noel J. Spiegel	Director

	* Gerald E. Wedren	Director

*By:	/s/ Joan Holstein Hilson
Joan Holstein Hilson,
Attorney-in-Fact