Form 10-Q
period 2012-04-28
AMERICAN EAGLE OUTFITTERS INC
filed 2012-05-24
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,969,496 Common Shares were outstanding at May 21, 2012.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	April 28, 2012	January 28, 2012	April 30, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$713,443	$719,545	$474,668
Short-term investments	8,587	25,499	130,513
Merchandise inventory	376,688	378,426	331,588
Accounts receivable	37,472	40,310	31,464
Prepaid expenses and other	75,433	74,947	84,687
Deferred income taxes	48,358	48,761	49,023

Total current assets	1,259,981	1,287,488	1,101,943
Property and equipment, at cost, net of accumulated depreciation	572,104	582,162	641,907
Intangible assets, at cost, net of accumulated amortization	39,556	39,832	40,454
Goodwill	11,544	11,469	11,710
Non-current deferred income taxes	16,579	13,467	10,030
Other assets	16,688	16,384	26,294

Total assets	$1,916,452	$1,950,802	$1,832,338

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$133,861	$183,783	$155,183
Accrued compensation and payroll taxes	21,970	42,625	14,915
Accrued rent	76,550	76,921	70,873
Accrued income and other taxes	14,333	20,135	12,242
Unredeemed gift cards and gift certificates	30,783	44,970	29,187
Current portion of deferred lease credits	14,945	15,066	15,981
Other liabilities and accrued expenses	25,779	21,901	24,566

Total current liabilities	318,221	405,401	322,947
Non-current liabilities:
Deferred lease credits	73,350	71,880	79,131
Non-current accrued income taxes	31,806	35,471	40,310
Other non-current liabilities	22,544	21,199	23,486

Total non-current liabilities	127,700	128,550	142,927
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566, 249,566 and 249,566 shares issued; 195,841, 193,848 and 194,871 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	567,700	552,797	543,393
Accumulated other comprehensive income	30,532	28,659	33,573
Retained earnings	1,774,205	1,771,464	1,716,173
Treasury stock, 53,725, 55,718 and 54,695 shares, respectively	(904,402)	(938,565)	(929,171)

Total stockholders’ equity	1,470,531	1,416,851	1,366,464

Total liabilities and stockholders’ equity	$1,916,452	$1,950,802	$1,832,338

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
(In thousands, except per share amounts)	April 28, 2012	April 30, 2011
Net sales	$719,093	$609,562
Cost of sales, including certain buying, occupancy and warehousing expenses	446,430	377,801

Gross profit	272,663	231,761
Selling, general and administrative expenses	182,605	158,491
Depreciation and amortization expense	32,798	34,880

Operating income	57,260	38,390
Other income, net	3,507	4,512

Income before income taxes	60,767	42,902
Provision for income taxes	21,070	14,577

Net income	$39,697	$28,325

Net income per basic common share	$0.20	$0.15
Net income per diluted common share	$0.20	$0.14

Cash dividends per common share	$0.11	$0.11

Weighted average common shares outstanding—basic	194,890	194,683
Weighted average common shares outstanding—diluted	197,252	196,633

Retained earnings, beginning	$1,771,464	$1,711,929
Net income	39,697	28,325
Cash dividends and dividend equivalents	(21,945)	(21,752)
Reissuance of treasury stock	(15,011)	(2,329)

Retained earnings, ending	$1,774,205	$1,716,173

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Net income	$39,697	$28,325
Other comprehensive income:
Foreign currency translation gain	1,873	5,501

Other comprehensive income	1,873	5,501

Comprehensive income	$41,570	$33,826

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Operating activities:
Net income	$39,697	$28,325
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33,323	35,534
Share-based compensation	21,299	2,506
Provision for deferred income taxes	(2,772)	8,708
Tax benefit from share-based payments	4,422	256
Excess tax benefit from share-based payments	(2,643)	(139)
Foreign currency transaction gain	(145)	(219)
Changes in assets and liabilities:
Merchandise inventory	2,345	(28,674)
Accounts receivable	2,865	5,445
Prepaid expenses and other	(347)	(30,327)
Other assets	(426)	(2,400)
Accounts payable	(46,852)	(7,301)
Unredeemed gift cards and gift certificates	(14,260)	(11,960)
Deferred lease credits	1,203	(174)
Accrued compensation and payroll taxes	(20,687)	(20,110)
Accrued income and other taxes	(9,498)	(18,749)
Accrued liabilities	5,154	90

Total adjustments	(27,019)	(67,514)

Net cash provided by (used for) operating activities	12,678	(39,189)
Investing activities:
Capital expenditures for property and equipment	(24,831)	(37,744)
Acquisition of intangible assets	(220)	(33,151)
Purchase of available-for-sale securities	(3,051)	(111,199)
Sale of available-for-sale securities	20,119	48,887

Net cash used for investing activities	(7,983)	(133,207)
Financing activities:
Payments on capital leases	(941)	(756)
Repurchase of common stock from employees	(4,100)	(2,181)
Net proceeds from stock options exercised	12,165	2,539
Excess tax benefit from share-based payments	2,643	139
Cash dividends paid	(21,524)	(21,430)

Net cash used for financing activities	(11,757)	(21,689)

Effect of exchange rates changes on cash	960	1,160

Net decrease in cash and cash equivalents	(6,102)	(192,925)
Cash and cash equivalents—beginning of period	719,545	667,593

Cash and cash equivalents—end of period	$713,443	$474,668

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$34,782	$50,419
Cash paid during the period for interest	$33	$0

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at April 28, 2012 and April 30, 2011 and for the 13 week periods ended April 28, 2012 and April 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2011 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At April 28, 2012, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2012” refers to the 53 week period ending February 2, 2013. “Fiscal 2011” and “Fiscal 2010” refer to the 52 week periods ended January 28, 2012 and January 29, 2011, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The Company adopted ASU 2011-05 on January 29, 2012 by presenting total other comprehensive income and its components as a separate statement following the Consolidated Statements of Operations and Retained Earnings.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 on January 29, 2012 with no impact to the Consolidated Financial Statements.

Foreign Currency Translation

The Canadian dollar is the functional currency for the Canadian business. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income.

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

The Company recognizes royalty revenue generated from its franchise agreements based on a percentage of merchandise sales by the franchisee. This revenue is recorded as a component of net sales when earned.

The Company sells off end-of-season, overstock and irregular merchandise to a third-party. The proceeds from these sales are presented on a gross basis, with proceeds and cost of sell-offs recorded in net sales and cost of sales, respectively.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”) and buying, occupancy, and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Merchandise profit is the difference between net sales and merchandise costs. Gross profit is the difference between net sales and cost of sales.

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

Other Income, Net

Other income, net consists primarily of interest income/expense, foreign currency transaction gain/loss and realized investment gains/losses.

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss recognized in earnings during the 13 weeks ended April 28, 2012 or April 30, 2011.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of April 28, 2012, short-term investments include treasury bills with a maturity of greater than three months, but less than one year. It also includes auction rate securities (“ARS”) classified as available for sale that the Company expects to be redeemed at par within 12 months.

As of April 28, 2012, long-term investments include the Company’s ARS Call Option related to investment sales during Fiscal 2010. Long-term investments are included within other assets on the Company’s Consolidated Balance Sheets. The ARS Call Option expires on October 29, 2013.

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

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the Company’s effective income tax rate.

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

Refer to Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment	5 years

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 weeks ended April 28, 2012 or April 30, 2011.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property, plant and equipment.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in the 13 weeks ended April 28, 2012 or April 30, 2011.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended April 28, 2012 and April 30, 2011, the Company recorded $1.9 million and $1.1 million, respectively, of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	April 28, 2012	January 28, 2012	April 30, 2011
Cash and cash equivalents:
Cash	$625,398	$548,728	$251,002
Money-market	51,915	131,785	154,548
Commercial paper	19,999	29,998	43,830
Treasury bills	16,131	9,034	25,288

Total cash and cash equivalents	$713,443	$719,545	$474,668
Short-term investments:
Treasury bills	$3,087	$19,999	$73,143
State and local government ARS	5,500	5,500	3,700
Corporate bonds	—	—	21,232
Term-deposits	—	—	18,743
Commercial paper	—	—	13,695

Total short-term investments	$8,587	$25,499	$130,513
Long-term investments:
ARS Call Option	$727	$847	$415
State and local government ARS	—	—	5,500

Total long-term investments	$727	$847	$5,915

Total	$722,757	$745,891	$611,096

Proceeds from the sale of investments were $20.1 million and $48.9 million for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. The purchase of investments was $3.1 million and $111.2 million for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. As of April 28, 2012 and April 30, 2011, the fair value of all ARS investments approximated par, with no gross unrealized holding losses.

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

The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. Upon origination, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option was included as an offsetting amount within the net loss on liquidation of $24.4 million referenced above. As of April 28, 2012, the Company determined that the remaining value of the ARS Call Option, which is classified as a long-term investment, was $0.7 million.

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

As of April 28, 2012 and April 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of April 28, 2012 and April 30, 2011:

	Fair Value Measurements at April 28, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$625,398	$625,398	$—	$—
Money-market	51,915	51,915	—	—
Commercial paper	19,999	19,999	—	—
Treasury bills	16,131	16,131	—	—

Total cash and cash equivalents	$713,443	$713,443	$—	$—
Short-term investments:
Treasury bills	$3,087	$3,087	$—	$—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$8,587	$3,087	$—	$5,500
Long-term investments:
ARS Call Option	$727	$—	$—	$727

Total long-term investments	$727	$—	$—	$727

Total	$722,757	$716,530	$—	$6,227

	Fair Value Measurements at April 30, 2011
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$251,002	$251,002	$—	$—
Money-market	154,548	154,548	—	—
Commercial paper	43,830	43,830	—	—
Treasury bills	25,288	25,288	—	—

Total cash and cash equivalents	$474,668	$474,668	$—	$—
Short-term investments:
Treasury bills	$73,143	$73,143	$—	$—
Corporate bonds	21,232	21,232	—	—
Term-deposits	18,743	18,743	—	—
Commercial paper	13,695	13,695	—	—
State and local government ARS	3,700	—	—	3,700

Total short-term investments	$130,513	$126,813	$—	$3,700
Long-term investments:
State and local government ARS	$5,500	$—	$—	$5,500
ARS Call Option	415	—	—	415

Total long-term investments	$5,915	$—	$—	$5,915

Total	$611,096	$601,481	$—	$9,615

The Company uses a discounted cash flow model to value its Level 3 investments. At April 28, 2012, the assumptions in the Company’s model for Level 3 investments, excluding the ARS Call Option, included a recovery period of two months, a discount factor for yield of 0.1% and illiquidity of 0.5%. At April 30, 2011, the assumptions in the Company’s model included different recovery periods, ranging from two months to 14 months, varying discount factors for yield, ranging from 0.2% to 2.0%, and illiquidity of 0.5%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different reasonable assumptions would not result in a material change to the valuation.

As a result of the discounted cash flow analysis, no impairment loss was recorded for the 13 weeks ended April 28, 2012 or April 30, 2011.

The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was also estimated using a discounted cash flow model. The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS. The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Changes in the fair value of the ARS Call Option are recorded within the Consolidated Statements of Operations and Retained Earnings.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the thirteen weeks ended April 28, 2012 is as follows.

	Level 3 (Unobservable inputs)
(In thousands)	Total	Auction-Rate Municipal Securities	ARS Call Option
Carrying value at January 28, 2012	$6,347	$5,500	$847
Settlements	(120)	—	(120)

Balance at April 28, 2012	$6,227	$5,500	$727

There were no changes in the value of the Company’s Level 3 assets from January 29, 2011 to April 30, 2011.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 28, 2012, the Company concluded that its goodwill was not impaired. During the 13 weeks ended April 28, 2012, there were no triggering events that prompted an asset impairment test of the Company’s non-financial assets.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,890	194,683
Dilutive effect of stock options and non-vested restricted stock	2,362	1,950

Diluted number of common shares outstanding	197,252	196,633

Equity awards to purchase approximately 7.7 million shares of common stock during the 13 weeks ended April 28, 2012 and approximately 7.4 million shares of common stock during the 13 weeks ended April 30, 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were approximately 0.9 million shares for the 13 weeks ended April 28, 2012 and approximately 1.8 million shares for the 13 weeks ended April 30, 2011 of restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	April 28, 2012	January 28, 2012	April 30, 2011
Property and equipment, at cost	$1,458,090	$1,458,522	$1,458,608
Less: Accumulated depreciation	(885,986)	(876,360)	(816,701)

Property and equipment, net	$572,104	$582,162	$641,907

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	April 28, 2012	January 28, 2012	April 30, 2011
Trademarks, at cost	$44,362	$44,142	$43,114
Less: Accumulated amortization	(4,806)	(4,310)	(2,660)

Intangible assets, net	$39,556	$39,832	$40,454

8. Other Credit Arrangements

On March 2, 2012, the Company entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes, growth initiatives and the issuance of letters of credit.

The Credit Agreement contains financial covenants that require the Company to maintain certain coverage and leverage ratios, and various customary affirmative and negative covenants such as the ability to incur additional debt not otherwise permitted under the Credit Agreement.

The Credit Agreement has various borrowing options, including rates of interest that are based on (i) an Adjusted London Interbank Offered Rate (“LIBOR” as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.75% based on a defined leverage ratio, payable at the end of the applicable interest period; and (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.00% to 0.75% based on a defined leverage ratio, payable quarterly.

Under the Credit Agreement, the Company is also required to pay a commitment fee ranging from 0.175% to 0.30%, based on the defined leverage ratio, on the unused portion of the total lender commitments.

As of April 28, 2012, the Company was in compliance with the terms of the Credit Agreement and had $7.6 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. As of April 28, 2012, the Company had outstanding trade letters of credit of $23.9 million. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended April 28, 2012 and April 30, 2011 was $21.3 million ($13.1 million, net of tax) and $2.5 million ($1.5 million net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options under its 2005 Stock Award and Incentive Plan. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over one year and are earned if the Company meets pre-established performance goals.

A summary of the Company’s stock option activity for the 13 weeks ended April 28, 2012 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding—January 28, 2012	11,197	$15.31
Granted	1,046	$14.26
Exercised (1)	(1,516)	$8.00
Cancelled	(391)	$10.57

Outstanding—April 28, 2012	10,336	$16.45	2.5	$40,451

Vested and expected to vest—April 28, 2012	10,235	$16.47	2.5	$40,085

Exercisable—April 28, 2012 (2)	4,973	$11.56	2.1	$34,183

(1)	Options exercised during the 13 weeks ended April 28, 2012 had exercise prices ranging from $4.54 to $13.04.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at April 28, 2012.

The weighted-average grant date fair value of stock options granted during the 13 weeks ended April 28, 2012 and April 30, 2011 was $3.69 and $4.73, respectively. The aggregate intrinsic value of options exercised during the 13 weeks ended April 28, 2012 and April 30, 2011 was $13.1 million and $1.2 million, respectively.

Cash received from the exercise of stock options was $12.2 million for the 13 weeks ended April 28, 2012 and $2.5 million for the 13 weeks ended April 30, 2011. The actual tax benefit realized from stock option exercises totaled $4.4 million for the 13 weeks ended April 28, 2012 and $0.3 million for the 13 weeks ended April 30, 2011.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
Black-Scholes Option Valuation Assumptions	April 28, 2012	April 30, 2011
Risk-free interest rate (1)	0.6%	2.1%
Dividend yield	2.8%	2.3%
Volatility factor (2)	41.2%	42.7%
Weighted-average expected term (3)	4.0 years	5.0 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of April 28, 2012, there was $3.4 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended April 28, 2012		13 Weeks Ended April 28, 2012
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - January 28, 2012	1,784	$15.73	1,762	$14.23
Granted	1,472	14.69	869	14.65
Vested	(1,074)	16.65	—	—
Cancelled	(56)	15.02	(397)	11.67

Nonvested - April 28, 2012	2,126	$14.56	2,234	$14.85

As of April 28, 2012, there was $35.5 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.3 years. Additionally, there was $18.9 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable.

As of April 28, 2012, the Company had 23.2 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended April 28, 2012 was 34.7% compared to 34.0% for the 13 weeks ended April 30, 2011. The effective income tax rate for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively, was lower than the statutory rate primarily due to proceeds received related to the Company’s ARS call option for which no income tax expense was recognized, as well as federal and state income tax settlements and other changes in income tax reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $6.6 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Subsequent Event

On May 18, 2012, the Company announced plans to exit the 77kids business, which includes 22 stores and the online business. The Company is currently exploring options for the business, which include a full or partial disposition of assets to a third party. In fiscal 2011, the brand generated an after-tax loss of $23.6 million on sales of $39.8 million. Pre-tax asset impairment charges of approximately $16.0 million are expected in the second quarter as a result of the decision. The Company anticipates the remaining exit charges to be taken primarily in the second and third quarters, which will be disclosed when the plans are finalized.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen week periods ended April 28, 2012 and April 30, 2011, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of April 28, 2012 and April 30, 2011, and the related consolidated statements of operations and retained earnings, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the thirteen week periods ended April 28, 2012 and April 30, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 15, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

May 24, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2011 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2011 Annual Report on Form 10-K.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 15 new American Eagle stores during Fiscal 2012;

•	the selection of approximately 55 to 65 American Eagle stores in the United States and Canada for remodeling and refurbishing during Fiscal 2012;

•	the potential closure of approximately 20 to 30 American Eagle stores in the United States and Canada during Fiscal 2012;

•	the planned opening of approximately 30 new franchised American Eagle stores during Fiscal 2012;

•	the success of aerie by American Eagle and aerie.com;

•	the planned exit of the 77kids brand including all 22 77kids by american eagle stores and online business;

•	the expected payment of a dividend in future periods;

•	the possibility to engage in future franchise agreements, growth through acquisitions and/or internally developing additional new brands;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2011 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales—Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle, aerie, 77kids and AEO Direct are included in comparable stores sales. Sales from franchise stores are not included in comparable store sales.

Our management considers comparable store sales to be an important indicator of our current performance. Comparable store sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

Gross profit—Gross profit measures whether we are optimizing the price and inventory levels of our merchandise and achieving an optimal level of sales. Gross profit is the difference between net sales and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income—Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures.

Store productivity—Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price (“AUR”), conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance.

Inventory turnover—Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity—Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our liquidity. Cash flow from operations has historically been sufficient to cover our uses of cash. Our management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements.

Results of Operations

Overview

The following discussion of operating results reflects our consolidated operations, including 77kids. Refer to “Impact of 77kids” caption below.

Our first quarter performance resulted in net sales increasing 18% and EPS expanding 43% to $0.20 per diluted share, which includes a $0.02 loss per diluted share from 77kids. Strong demand enabled us to pull back on planned promotions and top line growth helped mitigate pressure from higher product costs. Additionally, we leveraged fixed operating expense, also contributing to bottom line growth.

Net sales for the first quarter increased 18% to $719.1 million and comparable store sales, including AE Direct, increased 17%, against a 7% decrease last year. By brand, AE comparable store sales increased 17% to last year, aerie comparable store sales increased 20% and sales for AEO Direct increased 22% in the first quarter.

Gross profit increased 18% from last year. However, gross margin declined 10 basis points to 37.9% as a rate to sales. Merchandise margin decreased 230 basis points due to increased product costs, primarily related to cotton and increased incentive accruals, offset slightly by an improvement in the markdown rate. Buying, occupancy and warehousing costs improved by 220 basis points, which was driven by the 17% increase in comparable store sales for the quarter.

Operating income for the first quarter was $57.3 million compared to $38.4 million last year. Operating income as a rate to net sales was 8.0% this year compared to 6.3% last year. Net income increased to $39.7 million compared to $28.3 million a year ago. Net income was $0.20 per diluted share this year compared to $0.14 per diluted share last year.

Subsequent to the end of the first quarter, we announced plans to exit the 77kids brand. The net income impact of 77kids was $4.3 million, or a $0.02 loss per diluted share, this year as compared to $3.5 million, or a $0.02 loss per diluted share, last year.

We had $722.0 million in cash and short-term investments as of April 28, 2012. Merchandise inventory at April 28, 2012 was $376.7 million, compared to $331.6 million last year, an increase of 14% on a cost per foot basis.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.1	62.0

Gross profit	37.9	38.0
Selling, general and administrative expenses	25.4	26.0
Depreciation and amortization expense	4.5	5.7

Operating income	8.0	6.3
Other (expense) income, net	0.5	0.7

Income before income taxes	8.5	7.0
Provision for income taxes	3.0	2.4

Net income	5.5	4.6

The following table shows our adjusted consolidated store data for the 13 weeks ended April 28, 2012 and April 30, 2011.

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Number of stores:
Beginning of period	1,090	1,086
Opened	7	11
Closed	(7)	(1)

End of period	1,090	1,096

Total gross square feet at end of period	6,414,420	6,397,205

International franchise stores at end of period (1)	34	5

(1)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 911 U.S. and Canadian AE retail stores, 157 aerie stand-alone retail stores, 22 77kids retail stores and AEO Direct.

Comparison of the 13 weeks ended April 28, 2012 to the 13 weeks ended April 30, 2011

The following discussion of operating results reflects our consolidated operations, including 77kids. Refer to “Impact of 77kids” caption below.

Net Sales

Net sales increased 18% to $719.1 million compared to $609.6 million last year. The change in net sales resulted primarily from a comparable store sales increase of 17% for the period, including a 22% increase in AEO Direct sales. Included in these sales are total net sales for 77kids of $10.4 million this year, compared to $6.5 million last year.

AE women’s comparable store sales increased 17% and men’s comparable stores increased 16%. For the first quarter, transactions increased in the low double-digits, driven by higher traffic and conversion. AUR was flat to last year, demonstrating improvement from the second half of Fiscal 2011.

Gross Profit

Gross profit increased 18% to $272.7 million, or 37.9% as a rate to net sales, from $231.8 million, or 38.0% as a rate to net sales last year. The percentage decrease was attributed to a 230 basis point decrease in the merchandise margin and a 220 basis point decrease in buying, occupancy and warehousing costs, as a percent to net sales. The decrease in merchandise margin was the result of increased product costs, primarily related to cotton and incentive costs, offset slightly by an improvement in the markdown rate. Buying, occupancy and warehousing expenses decreased as a rate to sales as a result of the 17% increase in comparable store sales for the quarter. Included in gross profit this year was a $2.3 million loss for 77kids, compared to a $2.1 million loss last year.

There was $11.0 million of share-based payment expense included in gross profit for the period, comprised of both time and performance-based awards, compared to $1.2 million last year, comprised of only time-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $182.6 million from $158.5 million last year and improved 60 basis points, as a rate to net sales, to 25.4% from 26.0% last year. The $24.1 million increase was primarily due to an increase in incentive compensation and variable selling expense incremental to last year. Included in SG&A this year was $4.1 million of expense for 77kids, compared to $3.2 million last year.

There was $10.3 million of share-based payment expense included in selling, general and administrative expenses, comprised of both time and performance-based awards, compared to $1.3 million last year, comprised of only time-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense as a rate to net sales decreased to 4.5% compared to 5.7% for the corresponding period last year as a result of the higher net sales for the period. Depreciation and amortization expense decreased to $32.8 million, compared to $34.9 million last year as a result of the asset impairments recorded in the fourth quarter of Fiscal 2011. Included in depreciation and amortization expense this year was $0.7 million of expense for 77kids, compared to $0.4 million last year.

Other Income, Net

Other income was $3.5 million compared to income of $4.5 million last year. Other income for both periods relates primarily to additional proceeds received from the ARS Call Option.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended April 28, 2012 was 34.7% compared to 34.0% for the 13 weeks ended April 30, 2011. The effective income tax rate for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively, was lower than the statutory rate primarily due to proceeds received related to the Company’s ARS Call Option for which no income tax expense was recognized, as well as federal and state income tax settlements and other changes in income tax reserves.

Net Income

Net income increased to $39.7 million, or 5.5% as a percent to net sales, from $28.3 million, or 4.6% as a percent to net sales last year. Net income per diluted share increased to $0.20 from $0.14 in the prior year. Net income includes a $4.4 million loss, or a $0.02 per diluted share loss, this year for 77kids, compared to a $3.5 million loss, or a $0.02 per diluted shared loss, last year. The change in net income is attributable to the factors noted above.

Impact of 77kids

On May 18, 2012, we announced plans to exit 77kids business, which includes 22 stores and the online business. We are currently exploring alternatives for the business, which include a full or partial disposition of assets to a third party. In fiscal 2011, the brand generated an after-tax loss of $23.6 million on sales of $39.8 million. Pre-tax asset impairment charges of approximately $16.0 million are expected in the second quarter as a result of the decision. We anticipate the remaining exit charges to be taken primarily in the second and third quarters, which will be disclosed when the plans are finalized.

The following financial information for 77kids is included in our Consolidated Statements of Operations for the 13 weeks ended April 28, 2012 and April 30, 2011:

(In thousands, except per share amounts)	13 weeks ended April 28, 2012	13 weeks ended April 30, 2011
Net sales	$10,398	$6,478
Gross profit	(2,250)	(2,058)
Selling, general and administrative expenses	4,066	3,239
Depreciation and amortization	732	444
Operating loss	(7,048)	(5,741)
Net loss	(4,338)	(3,546)
Net loss per diluted common share	(0.02)	(0.02)

International Expansion

We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open and operate a series of American Eagle stores in the Middle East, Northern Africa, Eastern Europe, Hong Kong, China, Israel and Japan. As of the April 28, 2012, we had 34 franchised stores operated by our franchise partners in 12 countries. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement. We continue to evaluate additional opportunities to expand internationally. International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

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

As of April 28, 2012, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including auction rate securities (“ARS”).

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of April 28, 2012:

	Fair Value Measurements at April 28, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$625,398	$625,398	$—	$—
Money-market	51,915	51,915	—	—
Commercial paper	19,999	19,999	—	—
Treasury bills	16,131	16,131	—	—

Total cash and cash equivalents	$713,443	$713,443	$—	$—
Short-term investments:
Treasury bills	$3,087	$3,087	$—	$—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$8,587	$3,087	$—	$5,500
Long-term investments: ARS Call Option	$727	$—	$—	$727

Total long-term investments	$727	$—	$—	$727

Total	$722,757	$716,530	$—	$6,227

Percent to Total	100.0%	99.1%	0.0%	0.9%

We use a discounted cash flow model to value our Level 3 investments. The assumptions in our model for Level 3 investments, excluding the ARS Call Option, included a recovery period of two months, a discount factor for yield of 0.1% and illiquidity of 0.5%. These assumptions are subjective. They are based on our current judgment and our view of current market conditions. The use of different assumptions (i.e., an increase in the recovery period by one year or an increase to the discount rate and illiquidity premium of 100 basis points) would not result in a material change to the valuation.

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

Our growth strategy includes internally developing our brands and the possibility of further international expansion or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	April 28, 2012	January 28, 2012	April 30, 2011
Working Capital (in 000’s)	$941,760	$882,087	$778,996
Current Ratio	3.96	3.18	3.41

The $59.7 million increase in working capital as of April 28, 2012 compared to January 28, 2012, resulted primarily from net income, net of non-cash adjustments, offset by the use of cash for investing and financing activities. Investing and financing activities include capital expenditures and the payment of dividends.

The $162.8 million increase in working capital as of April 28, 2012, compared to April 30, 2011, is primarily a result of cash generated by net income, net of non-cash adjustments, which funded our use of cash for financing and investing activities including capital expenditures and as well as the distribution of cash to shareholders through the payment of dividends.

Cash Flows from Operating Activities

Net cash provided by (used for) operating activities totaled $12.7 million and ($39.2) million for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. Cash flows from operations this year were positive, driven in part by an increase in net income, net of non-cash adjustments, as a result of the 18% increase in sales.

Cash Flows from Investing Activities

Investing activities for the 13 weeks ended April 28, 2012 included $24.8 million of capital expenditures for property and equipment, $3.1 million of investment purchases and $0.2 million for the acquisition of intangible assets primarily related to our international expansion strategy, partially offset by $20.1 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 13 weeks ended April 30, 2011 primarily included $37.7 million of capital expenditures for property and equipment, $33.2 million for the acquisition of intangible assets related to our international expansion strategy and $111.2 million of investment purchases, partially offset by $48.9 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities

Cash used for financing activities for the 13 weeks ended April 28, 2012 and April 30, 2011 consisted primarily of $21.5 million and $21.4 million, respectively, for the payment of dividends.

Credit Facilities

On March 2, 2012, we entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes, growth initiatives and the issuance of letters of credit.

The Credit Agreement contains financial covenants that require us to maintain certain coverage and leverage ratios, and various customary affirmative and negative covenants such as the ability to incur additional debt not otherwise permitted under the Credit Agreement.

The Credit Agreement has various borrowing options, including rates of interest that are based on (i) an Adjusted London Interbank Offered Rate (“LIBOR” as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.75% based on a defined leverage ratio, payable at the end of the applicable interest period; and (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.00% to 0.75% based on a defined leverage ratio, payable quarterly.

Under the Credit Agreement, we are also required to pay a commitment fee ranging from 0.175% to 0.30%, based on the defined leverage ratio, on the unused portion of the total lender commitments.

As of April 28, 2012, we were in compliance with the terms of the Credit Agreement and had $7.6 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, we had borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. As of April 28, 2012, we had outstanding trade letters of credit of $23.9 million. The availability of any future borrowings under our trade letter of credit facilities is subject to acceptance by the respective financial institutions.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended April 28, 2012 were $24.8 million and included $16.5 million related to investments in our stores, including six new AE stores and one 77kids store, and 21 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($4.2 million), the improvement and expansion of our distribution centers ($0.7 million), and other home office projects ($3.4 million).

For Fiscal 2012, we expect capital expenditures to be approximately $100.0 million related to stores, information technology and investments in e-commerce. New store growth is primarily related to outlet centers, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 55 to 65 AE stores with average operating results above the chain average.

Stock Repurchases

There were no share repurchases as a part of our publicly announced repurchase programs during the 13 weeks ended April 28, 2012 or April 30, 2011. As of April 28, 2012, we had 13.1 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion through February 2, 2013.

During the 13 weeks ended April 28, 2012 and April 30, 2011, we repurchased approximately 0.3 million and 0.1 million shares, respectively, from certain employees at market prices totaling $4.1 million and $2.2 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended April 28, 2012, our Board declared a quarterly cash dividend of $0.11 per share, which was paid on April 9, 2012.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 28, 2012 contained in our Fiscal 2011 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from January 28, 2012. Our market risk profile as of January 28, 2012 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2011 Annual Report on Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 28, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2011 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended April 28, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 29, 2012 through February 25, 2012)	—	$—	—	13,134,545
Month #2 (February 26, 2012 through March 31, 2012)	278,965	$14.70	—	13,134,545
Month #3 (April 1, 2012 through April 28, 2012)	—	$—	—	13,134,545

Total	278,965	$14.70	—	13,134,545

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended April 28, 2012. Shares purchased during Month #2 were all repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2008, our Board aurhorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 13.1 million shares that may yet be purchased has been extended through the end of Fiscal 2012.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Scott Hurd pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2012

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Robert L. Hanson
Robert L. Hanson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott Hurd
Scott Hurd
Vice President and Controller
(Interim Principal Financial Officer and Interim Principal Accounting Officer)