Form 10-Q
period 2012-07-28
AMERICAN EAGLE OUTFITTERS INC
filed 2012-08-23
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 196,596,615 Common Shares were outstanding at August 20, 2012.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	July 28, 2012	January 28, 2012	July 30, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$696,077	$719,545	$389,299
Short-term investments	5,995	25,499	124,697
Merchandise inventory	462,013	367,514	457,282
Assets held for sale	9,985	10,912	12,960
Accounts receivable	40,202	40,310	31,530
Prepaid expenses and other	76,584	74,947	90,788
Deferred income taxes	55,607	48,761	48,585

Total current assets	1,346,463	1,287,488	1,155,141

Property and equipment, at cost, net of accumulated depreciation	544,751	582,162	635,540
Intangible assets, at cost, net of accumulated amortization	38,682	39,832	40,295
Goodwill	11,445	11,469	11,668
Non-current deferred income taxes	22,477	13,467	2,460
Other assets	15,064	16,384	21,398

Total assets	$1,978,882	$1,950,802	$1,866,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171,655	$183,783	$187,572
Accrued compensation and payroll taxes	54,168	42,625	24,928
Accrued rent	78,514	76,921	72,477
Accrued income and other taxes	15,822	20,135	13,998
Unredeemed gift cards and gift certificates	24,342	44,970	26,542
Current portion of deferred lease credits	14,679	15,066	15,938
Other liabilities and accrued expenses	26,694	21,901	21,037

Total current liabilities	385,874	405,401	362,492
Non-current liabilities:
Deferred lease credits	69,598	71,880	77,925
Non-current accrued income taxes	26,285	35,471	38,256
Other non-current liabilities	18,711	21,199	20,842

Total non-current liabilities	114,594	128,550	137,023
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566, 249,566 and 249,566 shares issued; 196,264, 193,848 and 194,901 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	574,671	552,797	546,677
Accumulated other comprehensive income	28,073	28,659	32,692
Retained earnings	1,770,546	1,771,464	1,713,778
Treasury stock, 53,302, 55,718 and 54,665 shares, respectively	(897,372)	(938,565)	(928,656)

Total stockholders’ equity	1,478,414	1,416,851	1,366,987

Total liabilities and stockholders’ equity	$1,978,882	$1,950,802	$1,866,502

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share amounts)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$739,680	$669,120	$1,448,375	$1,272,204
Cost of sales, including certain buying, occupancy and warehousing expenses	463,116	432,942	896,898	802,207

Gross profit	276,564	236,178	551,477	469,997
Selling, general and administrative expenses	182,125	163,113	360,664	318,365
Depreciation and amortization expense	32,643	34,997	64,709	69,433

Operating income	61,796	38,068	126,104	82,199
Other (expense) income, net	(343)	1,431	3,164	5,943

Income before income taxes	61,453	39,499	129,268	88,142
Provision for income taxes	18,607	14,407	42,387	31,179

Income from continuing operations	42,846	25,092	86,881	56,963
Loss from discontinued operations, net of tax	(23,819)	(5,423)	(28,157)	(8,969)

Net income	$19,027	$19,669	$58,724	$47,994

Basic income per common share
Income from continuing operations	$0.22	$0.13	$0.44	$0.29
Loss from discontinued operations	(0.12)	(0.03)	(0.14)	(0.05)

Basic income per common share	$0.10	$0.10	$0.30	$0.24

Diluted income per common share
Income from continuing operations	$0.21	$0.13	$0.44	$0.29
Loss from discontinued operations	(0.12)	(0.03)	(0.14)	(0.05)

Diluted income per common share	$0.09	$0.10	$0.30	$0.24

Cash dividends per common share	$0.11	$0.11	$0.22	$0.22

Weighted average common shares outstanding—basic	196,160	194,909	195,525	194,800
Weighted average common shares outstanding—diluted	199,807	196,578	198,329	196,626

Retained earnings, beginning	$1,774,205	$1,716,173	$1,771,464	$1,711,929
Net income	19,027	19,669	58,724	47,994
Cash dividends and dividend equivalents	(22,117)	(21,850)	(44,062)	(43,602)
Reissuance of treasury stock	(569)	(214)	(15,580)	(2,543)

Retained earnings, ending	$1,770,546	$1,713,778	$1,770,546	$1,713,778

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$19,027	$19,669	$58,724	$47,994
Other comprehensive income:
Foreign currency translation (loss) gain	(2,459)	(881)	(586)	4,620

Other comprehensive (loss) income	(2,459)	(881)	(586)	4,620

Comprehensive income	$16,568	$18,788	$58,138	$52,614

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011
Operating activities:
Net income	$58,724	$47,994
Loss from discontinued operations	28,157	8,969

Income from continuing operations	86,881	56,963
Adjustments to reconcile income from continuing operations to net cash from operating activities of continuing operations:
Depreciation and amortization	65,761	70,742
Share-based compensation	28,029	5,523
Provision for deferred income taxes	(16,556)	16,389
Tax benefit from share-based payments	4,396	290
Excess tax benefit from share-based payments	(2,894)	(152)
Foreign currency transaction loss	472	219
Loss on impairment of assets	514	—
Changes in assets and liabilities:
Merchandise inventory	(94,762)	(162,081)
Accounts receivable	(532)	6,650
Prepaid expenses and other	(739)	(36,450)
Other assets	808	(2,767)
Accounts payable	(5,519)	21,694
Unredeemed gift cards and gift certificates	(20,620)	(14,630)
Deferred lease credits	(2,592)	(2,719)
Accrued compensation and payroll taxes	10,871	(10,166)
Accrued income and other taxes	(15,028)	(17,567)
Accrued liabilities	9,256	689

Total adjustments	(39,135)	(124,336)

Net cash provided by (used for) operating activities from continuing operations	47,746	(67,373)
Investing activities:
Capital expenditures for property and equipment	(48,240)	(56,212)
Acquisition of intangible assets	(674)	(33,545)
Purchase of available-for-sale securities	(570)	(166,443)
Sale of available-for-sale securities	20,592	115,229

Net cash used for investing activities from continuing operations	(28,892)	(140,971)
Financing activities:
Payments on capital leases	(1,666)	(1,556)
Repurchase of common stock from employees	(4,108)	(2,189)
Net proceeds from stock options exercised	18,495	2,659
Excess tax benefit from share-based payments	2,894	152
Cash dividends paid	(43,108)	(42,869)

Net cash used for financing activities from continuing operations	(27,493)	(43,803)

Effect of exchange rates changes on cash	(517)	848

Cash flows of discontinued operations
Net cash used for operating activities	(13,544)	(17,606)
Net cash used for investing activities	(768)	(9,389)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash used for discontinued operations	(14,312)	(26,995)
Net decrease in cash and cash equivalents	(23,468)	(278,294)
Cash and cash equivalents—beginning of period	719,545	667,593

Cash and cash equivalents—end of period	$696,077	$389,299

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$61,606	$59,533
Cash paid during the period for interest	$132	$0

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at July 28, 2012 and July 30, 2011 and for the 13 and 26 week periods ended July 28, 2012 and July 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2011 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “aerie” refers to our U.S. and Canadian aerie® by American Eagle® stores. “AEO Direct” refers to our e-commerce operations, ae.com and aerie.com. “77kids” refers to our 77kids by american eagle® stores and related e-commerce operation.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At July 28, 2012, the Company operated in one reportable segment.

On May 18, 2012, the Company announced plans to exit the 77kids business, which includes all 22 stores and related e-commerce operations. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 on January 29, 2012 with no impact to its Consolidated Financial Statements.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest income/expense, foreign currency transaction gain/loss and realized investment gains/losses.

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss for investment securities recognized in earnings during the 13 or 26 weeks ended July 28, 2012 or July 30, 2011.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of July 28, 2012, short-term investments include treasury bills with a maturity of greater than three months, but less than one year. Historically, short-term investments have included treasury bills, corporate bonds, term-deposits, commercial paper and state and local government ARS with a maturity of greater than three months, but less than one year.

As of July 28, 2012, long-term investments include the Company’s ARS Call Option related to investment sales during Fiscal 2010. Long-term investments are included within other assets on the Company’s Consolidated Balance Sheets. The ARS Call Option expires on October 29, 2013.

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

During the 26 weeks ended July 28, 2012, the Company recorded asset impairment charges of $16.6 million related to the impairment of all 22 77kids stores and $0.5 million related to the impairment of one aerie store. Based on the Company’s decision to exit all 77kids stores, the Company determined that the stores would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. The 77kids asset impairment charges for the 26 weeks ended July 28, 2012 are recorded within Loss from Discontinued Operations on the Consolidated Statements of Operations. No long-lived asset impairment charges were recorded during the 26 weeks ended July 30, 2011.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in the 26 weeks ended July 28, 2012 or July 30, 2011.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $0.9 million of revenue related to gift card breakage during both the 13 weeks ended July 28, 2012 and July 30, 2011. During the 26 weeks ended July 28, 2012 and July 30, 2011, the Company recorded $2.8 million and $2.0 million, respectively, of revenue related to gift card breakage.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card). These credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in the credit card rewards program. Customers who make purchases earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance.

Points earned under the credit card rewards program on purchases are accounted for by analogy to ASC 605-25, Revenue Recognition, Multiple Element Arrangements (“ASC 605-25”). The Company believes that points earned under its point and loyalty programs represent deliverables in a multiple element arrangement rather than a rebate or refund of cash. Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire. Additionally, credit card reward points earned on non-AE or aerie purchases are accounted for in accordance with ASC 605-25. As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified three operating segments (American Eagle Brand US and Canadian retail stores, aerie retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	July 28, 2012	January 28, 2012	July 30, 2011
Cash and cash equivalents:
Cash	$623,277	$548,728	$287,753
Money-market	44,789	131,785	74,387
Treasury bills	23,011	9,034	3,163
Commercial paper	5,000	29,998	23,996

Total cash and cash equivalents	$696,077	$719,545	$389,299
Short-term investments:
Treasury bills	$5,995	$19,999	$76,262
State and local government ARS	—	5,500	6,900
Corporate bonds	—	—	16,111
Term-deposits	—	—	15,427
Commercial paper	—	—	9,997

Total short-term investments	$5,995	$25,499	$124,697
Long-term investments:
ARS Call Option	$254	$847	$648

Total long-term investments	$254	$847	$648

Total	$702,326	$745,891	$514,644

Proceeds from the sale of investments were $20.6 million and $115.2 million for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively. The purchase of investments was $0.6 million and $166.4 million for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively.

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

The Company is required to assess the value of the ARS Call Option at the end of each reporting period, with any changes in fair value recorded within the Consolidated Statement of Operations. Upon origination, the Company determined that the fair value was $0.4 million. The fair value of the ARS Call Option was included as an offsetting amount within the net loss on liquidation of $24.4 million referenced above. As of July 28, 2012, the Company determined that the remaining value of the ARS Call Option, which is classified as a long-term investment, was $0.3 million.

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

As of July 28, 2012 and July 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 28, 2012 and July 30, 2011:

	Fair Value Measurements at July 28, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$623,277	$623,277	$—	$—
Money-market	44,789	44,789	—	—
Treasury bills	23,011	23,011	—	—
Commercial paper	5,000	5,000	—	—

Total cash and cash equivalents	$696,077	$696,077	$—	$—
Short-term investments:
Treasury bills	$5,995	$5,995	$—	$—

Total short-term investments	$5,995	$5,995	$—	$—
Long-term investments:
ARS Call Option	$254	$—	$—	$254

Total long-term investments	$254	$—	$—	$254

Total	$702,326	$702,072	$—	$254

	Fair Value Measurements at July 30, 2011
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$287,753	$287,753	$—	$—
Money-market	74,387	74,387	—	—
Commercial paper	23,996	23,996	—	—
Treasury bills	3,163	3,163	—	—

Total cash and cash equivalents	$389,299	$389,299	$—	$—
Short-term investments:
Treasury bills	$76,262	$76,262	$—	$—
Corporate bonds	16,111	16,111	—	—
Term-deposits	15,427	15,427	—	—
Commercial paper	9,997	9,997	—	—
State and local government ARS	6,900	—	—	6,900

Total short-term investments	$124,697	$117,797	$—	$6,900
Long-term investments:
ARS Call Option	$648	$—	$—	$648

Total long-term investments	$648	$—	$—	$648

Total	$514,644	$507,096	$—	$7,548

The Company uses a discounted cash flow model to value its Level 3 investments. Excluding the ARS Call Option, there were no Level 3 investments at July 28, 2012. At July 30, 2011, the assumptions in the Company’s model included different recovery periods, ranging from two months to 11 months, a discount factor for yield of 0.2% and illiquidity of 0.5%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different reasonable assumptions would not result in a material change to the valuation.

As a result of the discounted cash flow analysis, no impairment loss was recorded for the 26 weeks ended July 28, 2012 or July 30, 2011.

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

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the 26 weeks ended July 28, 2012 and July 30, 2011 is as follows.

	Level 3 (Unobservable inputs)
(In thousands)	Total	Auction-Rate Municipal Securities	ARS Call Option
Carrying value at January 28, 2012	$6,347	$5,500	$847
Settlements	(5,789)	(5,500)	(289)
Losses:
Reported in earnings	(304)	—	(304)

Balance at July 28, 2012	$254	$—	$254

(In thousands)	Total	Auction-Rate Municipal Securities	ARS Call Option
Carrying value at January 29, 2011	$9,615	$9,200	$415
Settlements	(2,300)	(2,300)	—
Gains:
Reported in earnings	233	—	233

Balance at July 30, 2011	$7,548	$6,900	$648

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During the second quarter Fiscal 2012, certain long-lived assets related to all 22 77kids and one aerie store were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss on impairment of assets of $17.1 million. $16.6 million of the total loss on impairment of assets relates to 77kids stores, which were determined to not to be able to generate sufficient cash flows due to the Company’s decision to exit the brand.

The fair value of the Company’s stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Weighted average common shares outstanding:
Basic number of common shares outstanding	196,160	194,909	195,525	194,800
Dilutive effect of stock options and non-vested restricted stock	3,647	1,699	2,804	1,826

Diluted number of common shares outstanding	199,807	196,578	198,329	196,626

Equity awards to purchase approximately 2.9 million and 3.4 million shares of common stock during the 13 and 26 weeks ended July 28, 2012 and approximately 7.5 million and 7.2 million shares of common stock during the 13 and 26 weeks ended July 30, 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were approximately 30,000 shares for both the 13 and 26 weeks ended July 28, 2012 and approximately 1.9 million shares for both the 13 and 26 weeks ended July 30, 2011 of restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	July 28, 2012	January 28, 2012	July 30, 2011
Property and equipment, at cost	$1,446,213	$1,458,522	$1,478,208
Less: Accumulated depreciation	(901,462)	(876,360)	(842,668)

Property and equipment, net	$544,751	$582,162	$635,540

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	July 28, 2012	January 28, 2012	July 30, 2011
Trademarks, at cost	$43,844	$44,142	$43,506
Less: Accumulated amortization	(5,162)	(4,310)	(3,211)

Intangible assets, net	$38,682	$39,832	$40,295

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

As of July 28, 2012, the Company was in compliance with the terms of the Credit Agreement and had $7.6 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. As of July 28, 2012, the Company had outstanding trade letters of credit of $57.9 million. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended July 28, 2012 was $7.1 million ($4.4 million, net of tax) and $28.0 million ($17.3 million net of tax), respectively and for the 13 and 26 weeks ended July 30, 2011 was $3.2 million ($2.0 million, net of tax) and $5.5 million ($3.4 million net of tax), respectively.

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

A summary of the Company’s stock option activity for the 26 weeks ended July 28, 2012 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding—January 28, 2012	11,197	$15.31
Granted	1,046	$14.26
Exercised (1)	(1,946)	$9.55
Cancelled	(597)	$14.62

Outstanding—July 28, 2012	9,700	$16.39	2.2	$55,957

Vested and expected to vest—July 28, 2012	9,579	$16.41	2.2	$55,261

Exercisable—July 28, 2012 (2)	6,425	$13.88	1.7	$45,242

(1)	Options exercised during the 26 weeks ended July 28, 2012 had exercise prices ranging from $4.54 to $20.62.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at July 28, 2012.

The weighted-average grant date fair value of stock options granted during the 26 weeks ended July 28, 2012 and July 30, 2011 was $3.69 and $4.73, respectively. The aggregate intrinsic value of options exercised during the 26 weeks ended July 28, 2012 and July 30, 2011 was $15.0 million and $1.3 million, respectively.

Cash received from the exercise of stock options was $18.5 million for the 26 weeks ended July 28, 2012 and $2.7 million for the 26 weeks ended July 30, 2011. The actual tax benefit realized from stock option exercises totaled $4.4 million for the 26 weeks ended July 28, 2012 and $0.3 million for the 26 weeks ended July 30, 2011.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
Black-Scholes Option Valuation Assumptions	July 28, 2012	July 30, 2011
Risk-free interest rate (1)	0.6%	2.1%
Dividend yield	2.8%	2.6%
Volatility factor (2)	41.2%	42.7%
Weighted-average expected term (3)	4.0 years	5.0 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of July 28, 2012, there was $2.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended July 28, 2012		26 Weeks Ended July 28, 2012
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - January 28, 2012	1,784	$15.73	1,762	$14.23
Granted	1,497	14.77	888	14.76
Vested	(1,074)	16.65	—	—
Cancelled	(588)	16.17	(401)	11.70

Nonvested - July 28, 2012	1,619	$14.07	2,249	$14.89

As of July 28, 2012, there was $28.3 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.0 years.

Additionally, there was $17.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable.

As of July 28, 2012, the Company had 23.4 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended July 28, 2012 was 30.3% compared to 36.5% for the 13 weeks ended July 30, 2011. The effective income tax rate from continuing operations based on actual operating results for the 26 weeks ended July 28, 2012 was 32.8% compared to 35.4% for the 26 weeks ended July 30, 2011. The lower effective income tax rate for the 13 and 26 weeks ended July 28, 2012 was primarily due to income tax settlements and other changes in income tax reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by $7.3 million during the 13 weeks ended July 28, 2012. The decreases were primarily due to income tax settlements and other changes in income tax reserves. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $8.2 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Discontinued Operations

On May 18, 2012, the Company announced plans to exit the 77kids business, which includes all 22 stores and related e-commerce operations. Management determined that it is in the best interest of the Company and its shareholders to prioritize and focus its efforts on businesses with the highest return potential. Prior to the issuance of these Consolidated Financial Statements, the Company completed the sale of the 77kids business to a third party. The sale, which included store assets, the related on-line business, inventory and a temporary license to use the 77kids name through January 15, 2013, was effective on August 3, 2012. Therefore, these Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented.

Additionally, the third party purchaser has assumed certain liabilities associated with the 77kids business and paid the Company an amount equal to 65% of the cost of the acquired inventory. Therefore, 77kids inventory is presented as an asset held for sale for all periods on the Consolidated Balance Sheets.

Costs associated with exit or disposal activities are recorded when incurred. A summary of the exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement are as follows:

13 and 26 Weeks Ended
(In thousands)	July 28, 2012
Non-cash charges
Asset impairments	$16,623
Cash charges
Inventory charges	7,768
Severence charges	3,439

Total charges	$27,830

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

July 28,
(In thousands)	2012
Accrued liability as of January 28, 2012	$—
Add: Costs incurred, excluding non-cash charges	3,439
Less: Cash payments	(2,635)

Accrued liability as of July 28, 2012 (1)	$804

(1)	Accrued liability at July 28, 2012 relates to severance and employee related charges recorded as a current liability within accrued compensation and payroll taxes.

The table below presents the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statement of Operations.

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share amounts)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$9,719	$6,583	$20,117	$13,331

Loss from discontinued operations, before income taxes	$(38,600)	$(8,781)	$(45,648)	$(14,522)
Income tax benefit	14,781	3,358	17,491	5,553

Loss from discontinued operations, net of tax	$(23,819)	$(5,423)	$(28,157)	$(8,969)

Loss per common share from discontinued operations:
Basic	$(0.12)	$(0.03)	$(0.14)	$(0.05)
Diluted	$(0.12)	$(0.03)	$(0.14)	$(0.05)

The major classes of assets and liabilities included in the Consolidated Balance Sheets for 77kids are as follows:

(In thousands)	July 28, 2012	January 28, 2012	July 30, 2011
Current assets	$10,189	$12,296	$15,526
Non-current assets	—	15,722	18,064

Total assets	$10,189	$28,018	$33,590

Total current liabilities	$9,034	$5,838	$6,100
Total non-current liabilities	2,597	2,646	2,873

Total liabilities	$11,631	$8,484	$8,973

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the sale of 77kids.

13. Subsequent Events

On August 3, 2012, the Company completed the sale of its 77kids business pursuant to an Asset Purchase Agreement (the “Agreement”) with Ezrani 2 Corp. (the “Purchaser”), a company formed by Ezra Dabah, the former Chairman and Chief Executive Officer of The Children’s Place. The Purchaser has acquired substantially all of the assets comprising the 77kids business.

As a result of the Agreement, the Company expects to incur an after-tax loss of approximately $35 million, which includes approximately $19 million of asset impairments, inventory write-downs and severance, $6 million of support payments to the purchaser and $10 million of operational costs. The total after-tax exit charges incurred in the 13 weeks ended July 28, 2012 were $17.2 million and after-tax operational costs were $6.6 million. The remaining after-tax exit charges, which include $6.3 million of support payments to the Purchaser, and operational costs are anticipated to be taken in the third quarter of Fiscal 2012.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of July 28, 2012 and July 30, 2011, and the related consolidated statements of operations and retained earnings and the consolidated statements of comprehensive income for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011 and the consolidated statements of cash flows for the twenty-six week period ended July 28, 2012 and July 30, 2011. These financial statements are the responsibility of the Company’s management.

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
August 23, 2012

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 15 new American Eagle stores during Fiscal 2012;

•	the selection of approximately 55 to 65 American Eagle stores in the United States and Canada for remodeling and refurbishing during Fiscal 2012;

•	the potential closure of approximately 20 to 30 American Eagle and 5 to 10 aerie stores in the United States and Canada during Fiscal 2012;

•	the planned opening of approximately 28 new franchised American Eagle stores during Fiscal 2012;

•	the success of aerie by American Eagle and aerie.com;

•	the exit of the 77kids brand including all 22 77kids by american eagle stores and related e-commerce operations;

•	the expected payment of a dividend in future periods;

•	the possibility to expand internationally, engage in future franchise/license agreements, growth through acquisitions and/or internally developing additional new brands;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable store sales—Comparable store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable store sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the remodel. Sales from American Eagle, aerie and AEO Direct are included in comparable stores sales. Sales from franchise stores are not included in comparable store sales.

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

Return on invested capital – Our management uses return on invested capital (“ROIC”) as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

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

Results of Operations

Overview

Our second quarter performance resulted in net sales increasing 11% and EPS from Continuing Operations increasing 62% to $0.21 per diluted share, which includes $0.02 per diluted share of restructuring costs, offset by $0.02 per diluted share of tax benefits from settlements. Business momentum continued into the second quarter, led by successful product and marketing execution across our brands. Despite a difficult retail landscape, we delivered a competitive top line with less promotional activity. This, combined with favorable merchandise costs and expense leverage, resulted in higher margins and returns.

Net sales for the second quarter increased 11% to $739.7 million and comparable store sales, including AE Direct, increased 9%, against a 1% comparable store sales increase last year. By brand, AE comparable store sales increased 7% to last year, aerie comparable store sales increased 13% and sales for AEO Direct increased 28%.

Gross profit increased 17% from last year and increased 210 basis points to 37.4% as a rate to sales. Merchandise margin increased 120 basis points with approximately half due to favorable product costs and the remaining half from an overall improvement in markdowns. Buying, occupancy and warehousing costs improved by 90 basis points, which was driven by the 9% increase in comparable store sales for the quarter.

Operating income for the second quarter, which includes $5.1 million of pre-tax restructuring costs and asset impairments, was $61.8 million compared to $38.1 million last year. Operating income as a rate to net sales was 8.4% this year compared to 5.7% last year. Income from continuing operations for the second quarter was $42.8 million, or $0.21 per diluted share, compared to $25.1 million, or $0.13 per diluted share, last year. Net income decreased to $19.0 million compared to $19.7 million a year ago. Net income per diluted share decreased to $0.09 from $0.10 in the prior year. Net income per diluted share includes the loss from discontinued operations related to 77kids for both periods.

We had $702.1 million in cash and short-term investments as of July 28, 2012. Merchandise inventory at July 28, 2012 was $462.0 million, compared to $457.3 million last year, an increase of 3% on a cost per foot basis. The increase is comprised of a 10% increase in units, driven primarily from bras and denim to support our third quarter promotional and marketing activities. Ending inventory average unit costs were down in the high single-digits.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.6	64.7	61.9	63.1

Gross profit	37.4	35.3	38.1	36.9
Selling, general and administrative expenses	24.6	24.4	24.9	25.0
Depreciation and amortization expense	4.4	5.2	4.5	5.5

Operating income	8.4	5.7	8.7	6.4
Other (expense) income, net	(0.1)	0.2	0.2	0.5

Income before income taxes	8.3	5.9	8.9	6.9
Provision for income taxes	2.5	2.2	2.9	2.4

Income from continuing operations	5.8	3.7	6.0	4.5
Loss from discontinued operations	(3.2)	(0.8)	(1.9)	(0.7)

Net income	2.6	2.9	4.1	3.8

The following table shows our adjusted consolidated store data, which excludes 77kids stores:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012 (1)	July 30, 2011 (1)	July 28, 2012 (1)	July 30, 2011 (1)
Number of stores:
Beginning of period	1,068	1,081	1,069	1,077
Opened	3	3	9	8
Closed	(8)	(2)	(15)	(3)

End of period	1,063	1,082	1,063	1,082

Total gross square feet at end of period	6,283,028	6,351,034	6,283,028	6,351,034

International franchise stores at end of period (2)	39	9	39	9

(1)	Number of stores and gross square feet excludes 77kids stores.
(2)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 908 U.S. and Canadian AE retail stores, 155 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended July 28, 2012 to the 13 weeks ended July 30, 2011

Net Sales

Net sales increased 11% to $739.7 million compared to $669.1 million last year. The change in net sales resulted primarily from a comparable store sales increase of 9% for the period, including a 28% increase in AEO Direct sales.

AE women’s and men’s comparable store sales both increased 7%. For the second quarter, transactions increased in the mid single-digits, driven by higher traffic and conversion. AUR increased in the mid single-digits to last year, demonstrating improvement from the second half of Fiscal 2011.

Gross Profit

Gross profit increased 17% to $276.6 million, or 37.4% as a rate to net sales, from $236.2 million, or 35.3% as a rate to net sales last year. The percentage increase was attributed to a 120 basis point improvement in the merchandise margin and a 90 basis point improvement in buying, occupancy and warehousing costs, as a percent to net sales. The increase in merchandise margin was the result of decreased product costs and an improvement in markdowns, offset by an increase in incentive compensation. Buying, occupancy and warehousing expenses improved as a rate to sales, which was driven by the leveraging of rent on a 9% increase in comparable store sales for the quarter.

There was $3.6 million of share-based payment expense included in gross profit for the period, comprised of both time and performance-based awards, compared to $1.4 million last year, comprised of only time-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $182.1 million from $163.1 million last year and increased 20 basis points, as a rate to net sales, to 24.6% from 24.4% last year. The $19.0 million increase was primarily due to an increase in incentive compensation and planned investments in advertising. Restructuring costs, including severance and store impairments of $4.4 million or 60 basis points, were included in selling, general and administrative expenses this year.

There was $3.5 million of share-based payment expense included in selling, general and administrative expenses, comprised of both time and performance-based awards, compared to $1.8 million last year, comprised of only time-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense as a rate to net sales decreased to 4.4% compared to 5.2% for the corresponding period last year as a result of the higher net sales for the period and a $2.4 million reduction in depreciation and amortization expense. Depreciation and amortization expense decreased to $32.6 million, compared to $35.0 million last year, as a result of the asset impairments recorded in the fourth quarter of Fiscal 2011 and the maturing of assets. Depreciation and amortization includes $0.7 million of restructuring asset write-offs in the second quarter of 2012.

Other Expense (Income), Net

Other expense was $0.3 million compared to income of $1.4 million last year. Other income for last year relates primarily to proceeds received from the ARS Call Option.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended July 28, 2012 was 30.3% compared to 36.5% for the 13 weeks ended July 30, 2011. The lower effective income tax rate for the 13 weeks ended July 28, 2012 was primarily due to income tax settlements and other changes in income tax reserves.

Income from Continuing Operations

Income from continuing operations for the second quarter ended July 28, 2012 was $42.8 million, or $0.21 per diluted share, compared to $25.1 million, or $0.13 per diluted share, last year. Income from continuing operations per diluted share this year includes $0.02 per diluted share of restructuring costs, offset by $0.02 per diluted share of income tax benefits. The change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party prior to the issuance of this Form 10-Q, the results of 77kids is presented as a discontinued operation. Loss from discontinued operations, net of tax, was $23.8 million, or a $0.12 loss per diluted share, for the 13 weeks ended July 28, 2012 and includes pre-tax exit charges of $16.6 million for store impairment charges, $7.8 million for inventory write-offs and $3.4 million for severance and other employee-related charges.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $19.0 million, or 2.6% as a percent to net sales, from $19.7 million, or 2.9% as a percent to net sales last year. Net income per diluted share decreased to $0.09 from $0.10 in the prior year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids.

Comparison of the 26 weeks ended July 28, 2012 to the 26 weeks ended July 30, 2011

Net Sales

Net sales for the 26 weeks ended July 28, 2012 increased 14% to $1.448 billion compared to $1.272 billion for the 26 weeks ended July 30, 2011. The increase in net sales resulted primarily from a 13% increase in comparable store sales for the period, including a 25% increase in AEO Direct sales.

For the 26 week period, AE women’s comparable store sales increased 12% and men’s comparable stores increased 11%. Transactions increased in the high single-digits, driven by higher traffic and conversion. AUR increased in the low single-digit reflecting a flat AUR in the first quarter and a mid-single digit increase in the second quarter of Fiscal 2012.

Gross Profit

Gross profit for the 26 weeks ended July 28, 2012 increased 17% to $551.5 million, or 38.1% as a rate to net sales, compared to $470.0 million, or 36.9% as a rate to net sales last year. Merchandise margin decreased by 10 basis points driven by increased product costs, primarily in the first quarter of 2012, partially offset by improved markdowns during the period. Buying, occupancy and warehousing costs decreased by 130 basis points as a result of the 13% increase in comparable store sales for the year.

There was $14.4 million of share-based payment expense for the 26 weeks ended July 28, 2012, comprised of both time and performance-based awards, compared to $2.5 million last year, comprised of only time-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $360.7 million from $318.4 million last year, however, improved 10 basis points, as a rate to net sales to 24.9% from 25.0% last year. The improvement in the rate reflects our expense saving efforts, offset by planned investments in advertising. Restructuring costs, including severance and store asset impairments of $4.4 million, were included in selling, general and administrative expenses this year.

There was $13.6 million of share-based payment expense included in selling, general and administrative expenses, comprised of both time and performance-based awards, compared to $3.0 million last year, comprised of only time-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $64.7 million compared to $69.4 million last year due to store impairments taken in the fourth quarter of Fiscal 2011 and the maturing of assets. As a rate to net sales, depreciation and amortization decreased to 4.5% from 5.5% last year as a result of the higher net sales and a $4.7 million reduction in depreciation and amortization expense this year. Depreciation and amortization includes $0.7 million of restructuring asset write-offs in the second quarter of Fiscal 2012.

Other Income (Expense), Net

Other income was $3.2 million for the 26 weeks ended July 28, 2012 compared to income of $5.9 million for the 26 weeks ended July 30, 2011, primarily as a result of proceeds received from the ARS Call Option last year.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 26 weeks ended July 28, 2012 was 32.8% compared to 35.4% for the 26 weeks ended July 30, 2011. The lower effective income tax rate for the 26 weeks ended July 28, 2012 was primarily due to income tax settlements and other changes in income tax reserves.

Income from Continuing Operations

Income from continuing operations for the 26 weeks ended July 28, 2012 was $86.9 million, or $0.44 per diluted share, compared to income from continuing operations for the 26 weeks ended July 30, 2011 of $57.0 million, or $0.29 per diluted share. Income from continuing operations per diluted share this year included $0.02 per diluted share of restructuring costs, offset by $0.02 per diluted share of income tax benefits. The change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party prior to the issuance of this Form 10-Q, the results of 77kids is presented as a discontinued operation. Loss from discontinued operations, net of tax, was $28.2 million, or a $0.14 loss per diluted share, for the 26 weeks ended July 28, 2012 and includes pre-tax exit charges of $16.6 million for store impairment charges, $7.8 million for inventory write-offs and $3.4 million for severance and other employee-related charges.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income increased to $58.7 million, or 4.1% as a percent to net sales, from $48.0 million, or 3.8% as a percent to net sales last year. Net income per diluted share increased to $0.30 from $0.24 in the prior year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids.

International Expansion

We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open and operate a series of American Eagle stores in Eastern Europe, Northern Africa and various parts of Asia. As of the July 28, 2012, we had 39 franchised stores operated by our franchise partners in 12 countries. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement. We continue to evaluate additional opportunities to expand internationally. International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

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

As of July 28, 2012, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 28, 2012:

	Fair Value Measurements at July 28, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$623,277	$623,277	$—	$—
Money-market	44,789	44,789	—	—
Treasury bills	23,011	23,011	—	—
Commercial paper	5,000	5,000	—	—

Total cash and cash equivalents	$696,077	$696,077	$—	$—
Short-term investments:
Treasury bills	$5,995	$5,995	$—	$—

Total short-term investments	$5,995	$5,995	$—	$—
Long-term investments:
ARS Call Option	$254	$—	$—	$254

Total long-term investments	$254	$—	$—	$254

Total	$702,326	$702,072	$—	$254

Percent to Total	100.0%	100.0%	0.0%	0.0%

The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was estimated using a discounted cash flow model. The model considers potential changes in yields for securities with similar characteristics to the underlying ARS and evaluates possible future refinancing opportunities of the issuers of the ARS. The analysis then assesses the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Future changes in the fair values of the ARS Call Option will be recorded within the Consolidated Statements of Operations.

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

Our growth strategy includes internally developing our brands and the possibility of further international expansion or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	July 28, 2012	January 28, 2012	July 30, 2011
Working Capital (in 000's)	$960,589	$882,087	$792,649
Current Ratio	3.49	3.18	3.19

The $78.5 million increase in working capital compared to January 28, 2012 and the $167.9 million increase compared to last year, resulted primarily from positive cash flow from operations as detailed below, offset by the use of cash for investing and financing activities. Investing and financing activities include capital expenditures and the payment of dividends.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by (used for) operating activities totaled $47.7 million and ($67.4) million for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. Cash flows from operations this year were positive, driven in part by an increase in income from continuing operations, net of non-cash adjustments, as a result of the 14% increase in sales.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for the 26 weeks ended July 28, 2012 included $48.2 million of capital expenditures for property and equipment, $0.7 million for the acquisition of intangible assets primarily related to our international expansion strategy, and $0.6 million of investment purchases partially offset by $20.6 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 26 weeks ended July 30, 2011 primarily included $56.2 million of capital expenditures for property and equipment, $33.5 million for the acquisition of intangible assets related to our international expansion strategy and net $51.2 million of purchases of investments classified as available-for-sale.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities for the 26 weeks ended July 28, 2012 consisted primarily of $43.1 million for the payment of dividends, offset by $18.5 million related to net proceeds from stock options exercised. Cash used for financing activities for the 26 weeks ended July 30, 2011 consisted primarily of $42.9 million for the payment of dividends.

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

As of July 28, 2012, we were in compliance with the terms of the Credit Agreement and had $7.6 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, we had borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. As of July 28, 2012, we had outstanding trade letters of credit of $57.9 million. The availability of any future borrowings under our trade letter of credit facilities is subject to acceptance by the respective financial institutions.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended July 28, 2012 were $48.2 million and included $28.5 million related to investments in our stores, including nine new AE stores and 38 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($12.3 million), other home office projects ($3.8 million), the improvement and expansion of our distribution centers ($1.9 million) and investments in e-commerce ($1.7 million).

For Fiscal 2012, we continue to expect capital expenditures to be approximately $100 million related to stores, information technology and investments in e-commerce. New store growth is primarily related to outlet centers, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 55 to 65 AE stores with average operating results above the chain average.

Stock Repurchases

There were no share repurchases as a part of our publicly announced repurchase programs during the 26 weeks ended July 28, 2012 or July 30, 2011. As of July 28, 2012, we had 13.1 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion through February 2, 2013.

During the 26 weeks ended July 28, 2012 and July 30, 2011, we repurchased approximately 0.3 million and 0.1 million shares, respectively, from certain employees at market prices totaling $4.1 million and $2.2 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended July 28, 2012, our Board declared a quarterly cash dividend of $0.11 per share, which was paid on July 11, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 28, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 26 weeks ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2011 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 28, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (April 29, 2012 through May 26, 2012)	187	$19.55	—	13,134,545
Month #2 (May 27, 2012 through June 30, 2012)	—	$—	—	13,134,545
Month #3 (July 1, 2012 through July 28, 2012)	—	$—	—	13,134,545

Total	187	$19.55	—	13,134,545

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 26 weeks ended July 28, 2012 and there were 187 shares repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2008, our Board aurhorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 13.1 million shares that may yet be purchased has been extended through the end of Fiscal 2012.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 23, 2012

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Robert L. Hanson

Robert L. Hanson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland

Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)