Form 10-Q
period 2012-10-27
AMERICAN EAGLE OUTFITTERS INC
filed 2012-11-29
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 198,027,373 Common Shares were outstanding at November 26, 2012.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	October 27, 2012	January 28, 2012	October 29, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$544,683	$719,545	$380,284
Short-term investments	—	25,499	101,036
Merchandise inventory	481,208	367,514	554,900
Assets held for sale	—	10,912	16,851
Accounts receivable	47,432	40,310	41,138
Prepaid expenses and other	65,326	74,947	64,378
Deferred income taxes	59,203	48,761	47,254

Total current assets	1,197,852	1,287,488	1,205,841

Property and equipment, at cost, net of accumulated depreciation	537,058	582,162	629,486
Intangible assets, at cost, net of accumulated amortization	38,459	39,832	40,088
Goodwill	11,492	11,469	11,511
Non-current deferred income taxes	23,199	13,467	8,833
Other assets	25,073	16,384	14,692

Total assets	$1,833,133	$1,950,802	$1,910,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$213,197	$183,783	$222,894
Accrued compensation and payroll taxes	51,992	42,625	18,677
Accrued rent	76,769	76,921	74,888
Accrued income and other taxes	38,133	20,135	19,552
Unredeemed gift cards and gift certificates	23,089	44,970	22,456
Current portion of deferred lease credits	13,886	15,066	15,512
Other liabilities and accrued expenses	26,432	21,901	22,570

Total current liabilities	443,498	405,401	396,549
Non-current liabilities:
Deferred lease credits	63,220	71,880	74,981
Non-current accrued income taxes	27,110	35,471	38,527
Other non-current liabilities	15,734	21,199	17,853

Total non-current liabilities	106,064	128,550	131,361
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566, 249,566 and 249,566 shares issued; 197,870, 193,848 and 193,553 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	599,343	552,797	550,167
Accumulated other comprehensive income	29,179	28,659	29,116
Retained earnings	1,522,805	1,771,464	1,744,280
Treasury stock, 51,696, 55,718 and 56,013 shares, respectively	(870,252)	(938,565)	(943,518)

Total stockholders’ equity	1,283,571	1,416,851	1,382,541

Total liabilities and stockholders’ equity	$1,833,133	$1,950,802	$1,910,451

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share amounts)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$910,374	$819,419	$2,358,749	$2,091,623
Cost of sales, including certain buying, occupancy and warehousing expenses	531,284	507,164	1,428,182	1,309,371

Gross profit	379,090	312,255	930,567	782,252
Selling, general and administrative expenses	219,128	185,687	579,792	504,052
Depreciation and amortization expense	31,421	34,415	96,130	103,848

Operating income	128,541	92,153	254,645	174,352
Other income (expense), net	2,822	(407)	5,986	5,536

Income before income taxes	131,363	91,746	260,631	179,888
Provision for income taxes	48,922	33,795	91,309	64,974

Income from continuing operations	82,441	57,951	169,322	114,914
Loss from discontinued operations, net of tax	(3,833)	(5,524)	(31,990)	(14,493)

Net income	$78,608	$52,427	$137,332	$100,421
Basic income per common share
Income from continuing operations	$0.42	$0.30	$0.86	$0.59
Loss from discontinued operations	(0.02)	(0.03)	(0.16)	(0.07)

Basic income per common share	$0.40	$0.27	$0.70	$0.52

Diluted income per common share
Income from continuing operations	$0.41	$0.30	$0.85	$0.58
Loss from discontinued operations	(0.02)	(0.03)	(0.16)	(0.07)

Diluted income per common share	$0.39	$0.27	$0.69	$0.51

Cash dividends per common share	$1.61	$0.11	$1.83	$0.33

Weighted average common shares outstanding—basic	197,173	194,378	196,177	194,659
Weighted average common shares outstanding—diluted	201,967	195,985	200,041	196,430

Retained earnings, beginning	$1,770,546	$1,713,778	$1,771,464	$1,711,929
Net income	78,608	52,427	137,332	100,421
Cash dividends and dividend equivalents	(324,588)	(21,817)	(368,649)	(65,419)
Reissuance of treasury stock	(1,761)	(108)	(17,342)	(2,651)

Retained earnings, ending	$1,522,805	$1,744,280	$1,522,805	$1,744,280

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$78,608	$52,427	$137,332	$100,421
Other comprehensive income:
Foreign currency translation gain (loss)	1,106	(3,518)	520	1,102

Other comprehensive income (loss)	1,106	(3,518)	520	1,102

Comprehensive income	$79,714	$48,909	$137,852	$101,523

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011
Operating activities:
Net income	$137,332	$100,421
Loss from discontinued operations	31,990	14,493

Income from continuing operations	169,322	114,914
Adjustments to reconcile income from continuing operations to net cash from operating activities of continuing operations:
Depreciation and amortization	97,720	105,787
Share-based compensation	45,458	8,591
Provision for deferred income taxes	(21,233)	11,252
Tax benefit from share-based payments	5,072	293
Excess tax benefit from share-based payments	(4,365)	(152)
Foreign currency transaction loss (gain)	24	(277)
Loss on impairment of assets	449	—
Changes in assets and liabilities:
Merchandise inventory	(113,509)	(261,138)
Accounts receivable	(7,735)	(3,209)
Prepaid expenses and other	8,896	(10,398)
Other assets	(9,574)	3,936
Accounts payable	36,713	56,569
Unredeemed gift cards and gift certificates	(21,908)	(18,607)
Deferred lease credits	(6,896)	(5,714)
Accrued compensation and payroll taxes	9,461	(16,329)
Accrued income and other taxes	9,642	(12,105)
Accrued liabilities	13,280	7,560

Total adjustments	41,495	(133,941)

Net cash provided by (used for) operating activities from continuing operations	210,817	(19,027)
Investing activities:
Capital expenditures for property and equipment	(71,223)	(86,228)
Acquisition of intangible assets	(958)	(33,886)
Purchase of available-for-sale securities	(10,069)	(186,328)
Sale of available-for-sale securities	36,415	157,994

Net cash used for investing activities from continuing operations	(45,835)	(148,448)
Financing activities:
Payments on capital leases	(2,515)	(2,343)
Repurchase of common stock as part of publicly announced programs	—	(15,160)
Repurchase of common stock from employees	(4,125)	(2,189)
Net proceeds from stock options exercised	43,914	2,680
Excess tax benefit from share-based payments	4,365	152
Cash dividends paid	(360,498)	(64,273)

Net cash used for financing activities from continuing operations	(318,859)	(81,133)

Effect of exchange rates changes on cash	264	872

Cash flows of discontinued operations
Net cash used for operating activities	(20,481)	(29,056)
Net cash used for investing activities	(768)	(10,517)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash used for discontinued operations	(21,249)	(39,573)
Net decrease in cash and cash equivalents	(174,862)	(287,309)
Cash and cash equivalents—beginning of period	719,545	667,593

Cash and cash equivalents—end of period	$544,683	$380,284

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$79,547	$61,625
Cash paid during the period for interest	$247	$0

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at October 27, 2012 and October 29, 2011 and for the 13 and 39 week periods ended October 27, 2012 and October 29, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2011 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AE” and the “AE Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “aerie” refers to our U.S. and Canadian aerie® by American Eagle® stores. “AEO Direct” refers to our e-commerce operations, ae.com and aerie.com. “77kids” refers to the 77kids by american eagle® stores and related e-commerce operations which the Company exited in Fiscal 2012.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At October 27, 2012, the Company operated in one reportable segment.

On May 18, 2012, the Company announced plans to exit the 77kids business, which included all 22 stores and related e-commerce operations. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss for investment securities recognized in earnings during the 13 or 39 weeks ended October 27, 2012 or October 29, 2011.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of October 27, 2012, the Company held no short-term or long-term investments.

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

During the 39 weeks ended October 27, 2012, the Company recorded asset impairment charges of $16.6 million related to the impairment of all 22 77kids stores and $0.5 million related to the impairment of one aerie store. Based on the Company’s decision to exit all 77kids stores, the Company determined that the stores would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. The 77kids asset impairment charges for the 39 weeks ended October 27, 2012 are recorded within Loss from Discontinued Operations on the Consolidated Statements of Operations. No long-lived asset impairment charges were recorded during the 39 weeks ended October 29, 2011.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in the 39 weeks ended October 27, 2012 or October 29, 2011.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of net sales. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended October 27, 2012 and October 29, 2011, the Company recorded $1.0 million and $0.9 million, respectively, of revenue related to gift card breakage. During the 39 weeks ended October 27, 2012 and October 29, 2011, the Company recorded $4.3 million and $2.9 million, respectively, of revenue related to gift card breakage.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”). These credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in the credit card rewards program. Customers who make purchases earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	October 27, 2012	January 28, 2012	October 29, 2011
Cash and cash equivalents:
Cash	$389,664	$548,728	$325,152
Money-market	107,821	131,785	32,214
Commercial paper	28,069	29,998	—
Treasury bills	19,129	9,034	22,918

Total cash and cash equivalents	$544,683	$719,545	$380,284
Short-term investments:
Treasury bills	$—	$19,999	$76,078
State and local government ARS	—	5,500	5,500
Term-deposits	—	—	10,082
Corporate bonds	—	—	9,376

Total short-term investments	$—	$25,499	$101,036
Long-term investments:
ARS Call Option	$—	$847	$648

Total long-term investments	$—	$847	$648

Total	$544,683	$745,891	$481,968

Proceeds from the sale of investments were $36.4 million and $158.0 million for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively. The purchase of investments was $10.1 million and $186.3 million for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively.

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

As of October 27, 2012 and October 29, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments, including ARS.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 27, 2012 and October 29, 2011:

	Fair Value Measurements at October 27, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$389,664	$389,664	$—	$—
Money-market	107,821	107,821	—	—
Commercial paper	28,069	28,069	—	—
Treasury bills	19,129	19,129	—	—

Total cash and cash equivalents	$544,683	$544,683	$—	$—

	Fair Value Measurements at October 29, 2011
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$325,152	$325,152	$—	$—
Money-market	32,214	32,214	—	—
Treasury bills	22,918	22,918	—	—

Total cash and cash equivalents	$380,284	$380,284	$—	$—
Short-term investments:
Treasury bills	$76,078	$76,078	$—	$—
Term-deposits	10,082	10,082	—	—
Corporate bonds	9,376	9,376	—	—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$101,036	$95,536	$—	$5,500
Long-term investments:
ARS Call Option	$648	$—	$—	$648

Total long-term investments	$648	$—	$—	$648

Total	$481,968	$475,820	$—	$6,148

The Company uses a discounted cash flow model to value its Level 3 investments. There were no Level 3 investments at October 27, 2012. At October 29, 2011, the assumptions in the Company’s model included different recovery periods, ranging from two months to 11 months, a discount factor for yield of 0.1% and illiquidity of 0.5%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different reasonable assumptions would not result in a material change to the valuation.

As a result of the discounted cash flow analysis, no impairment loss was recorded for the 39 weeks ended October 27, 2012 or October 29, 2011.

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

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the 39 weeks ended October 27, 2012 and October 29, 2011 is as follows.

	Level 3 (Unobservable inputs)
(In thousands)	Total	Auction-Rate Municipal Securities	ARS Call Option
Carrying value at January 28, 2012	$6,347	$5,500	$847
Settlements	(6,043)	(5,500)	(543)
Losses:
Reported in earnings	(304)	—	(304)

Balance at October 27, 2012	$—	$—	$—

(In thousands)	Total	Auction-Rate Municipal Securities	ARS Call Option
Carrying value at January 29, 2011	$9,615	$9,200	$415
Settlements	(3,700)	(3,700)	—
Gains:
Reported in earnings	233	—	233

Balance at October 29, 2011	$6,148	$5,500	$648

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During the 39 weeks ended October 27, 2012, certain long-lived assets related to all 22 77kids and one aerie store were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss on impairment of assets of $17.1 million. $16.6 million of the total loss on impairment of assets relates to 77kids stores, which were determined to not to be able to generate sufficient cash flows due to the Company’s decision to exit the brand.

The fair value of the Company’s stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Weighted average common shares outstanding:
Basic number of common shares outstanding	197,173	194,378	196,177	194,659
Dilutive effect of stock options and non-vested restricted stock	4,794	1,607	3,864	1,771

Diluted number of common shares outstanding	201,967	195,985	200,041	196,430

Equity awards to purchase approximately 1.5 million and 2.8 million shares of common stock during the 13 and 39 weeks ended October 27, 2012 and approximately 7.6 million and 7.5 million shares of common stock during the 13 and 39 weeks ended October 29, 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were no shares for both the 13 and 39 weeks ended October 27, 2012 and approximately 1.9 million shares for both the 13 and 39 weeks ended October 29, 2011 of restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

	October 27,	January 28,	October 29,
(In thousands)	2012	2012	2011
Property and equipment, at cost	$1,467,321	$1,458,522	$1,503,858
Less: Accumulated depreciation	(930,263)	(876,360)	(874,372)

Property and equipment, net	$537,058	$582,162	$629,486

7. Intangible Assets

Intangible assets consist of the following:

	October 27,	January 28,	October 29,
(In thousands)	2012	2012	2011
Trademarks, at cost	$44,106	$44,142	$43,847
Less: Accumulated amortization	(5,647)	(4,310)	(3,759)

Intangible assets, net	$38,459	$39,832	$40,088

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

As of October 27, 2012, the Company was in compliance with the terms of the Credit Agreement and had $7.6 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. As of October 27, 2012, the Company had outstanding trade letters of credit of $54.7 million. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated

Statements of Operations for the 13 and 39 weeks ended October 27, 2012 was $17.5 million ($10.8 million, net of tax) and $45.5 million ($28.0 million net of tax), respectively, and for the 13 and 39 weeks ended October 29, 2011 was $3.2 million ($2.0 million, net of tax) and $8.6 million ($5.3 million net of tax), respectively.

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

A summary of the Company’s stock option activity for the 39 weeks ended October 27, 2012 follows:

		Weighted-Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding—January 28, 2012	11,197	$15.31
Granted	1,666	$14.35
Exercised (1)	(3,532)	$12.36
Cancelled	(747)	$16.47

Outstanding—October 27, 2012	8,584	$15.22	2.2	$58,441

Vested and expected to vest—October 27, 2012	8,487	$15.23	2.2	$57,755

Exercisable—October 27, 2012 (2)	5,272	$12.26	1.8	$45,736

(1)	Options exercised during the 39 weeks ended October 27, 2012 had exercise prices ranging from $4.24 to $22.46.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at October 27, 2012.

The weighted-average grant date fair value of stock options granted during the 39 weeks ended October 27, 2012 and October 29, 2011 was $3.72 and $4.73, respectively. The aggregate intrinsic value of options exercised during the 39 weeks ended October 27, 2012 and October 29, 2011 was $24.9 million and $1.3 million, respectively.

Cash received from the exercise of stock options was $43.9 million for the 39 weeks ended October 27, 2012 and $2.7 million for the 39 weeks ended October 29, 2011. The actual tax benefit realized from stock option exercises totaled $5.1 million for the 39 weeks ended October 27, 2012 and $0.3 million for the 39 weeks ended October 29, 2011.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	October 27,	October 29,
Black-Scholes Option Valuation Assumptions	2012	2011
Risk-free interest rate (1)	0.6%	2.1%
Dividend yield	2.8%	2.6%
Volatility factor (2)	41.2%	42.7%
Weighted-average expected term (3)	4.0 years	5.0 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of October 27, 2012, there was $2.4 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	October 27, 2012		October 27, 2012
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested—January 28, 2012	1,784	$15.73	1,762	$14.23
Granted	1,497	14.77	888	14.76
Vested	(1,074)	16.65	—	—
Cancelled	(758)	15.94	(564)	12.56

Nonvested—October 27, 2012	1,449	$13.94	2,086	$14.91

As of October 27, 2012, there was $14.5 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 0.7 years. Additionally, there was $6.9 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of October 27, 2012, the Company had 22.8 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended October 27, 2012 was 37.2% compared to 36.8% for the 13 weeks ended October 29, 2011. The effective income tax rate from continuing operations based on actual operating results for the 39 weeks ended October 27, 2012 was 35.0% compared to 36.1% for the 39 weeks ended October 29, 2011. The lower effective income tax rate for the 39 weeks ended October 27, 2012 was primarily due to state income tax settlements and other changes in income tax reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 27,

2012 and October 29, 2011. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $8 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Discontinued Operations

On May 18, 2012, the Company announced plans to exit the 77kids business, which included all 22 stores and related e-commerce operations. Effective August 3, 2012, the Company completed the sale of the 77kids business to a third party, which included store assets, the related on-line business, inventory and a temporary license to use the 77kids name through January 15, 2013. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented.

Additionally, the third party purchaser has assumed certain liabilities associated with the 77kids business and paid the Company an amount equal to 65% of the cost of the acquired inventory. All prior year inventory balances for 77kids has been recorded as an asset held for sale on the Company’s Consolidated Balance Sheets. At the end of the third quarter, the Company is substantially complete with the exit of 77kids and incurred total after-tax losses of approximately $32.0 million in the 39 weeks ended October 27, 2012, of which $3.8 million, or $0.02 per diluted share, was incurred in the 13 weeks ended October 27, 2012.

In connection with the 77kids business exit, the Company is secondarily liable for obligations under the lease agreements for 21 store leases assumed by the third party purchaser. These obligations will remain in effect until the leases expire through 2022, unless the Company otherwise is released by the applicable landlord. In the event that the third party purchaser does not fulfill its obligations under any of the leases and the Company is required to make any such payments, the Company would seek full reimbursement from the third party purchaser in accordance with the asset purchase agreement. The third party purchaser has provided a stand-by letter of credit to the Company in order to secure payment of obligations under the leases.

In accordance with ASC 460, Guarantees (“ASC 460”), as we became secondarily liable under the leases at the time that we transferred them to the third party, no amounts have been accrued in our Consolidated Financial Statements related to these guarantees.

Costs associated with exit or disposal activities are recorded when incurred. The Company is complete with the exit of the 77kids brand, and a summary of the pre-tax exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement are as follows:

	13 Weeks Ended	39 Weeks Ended
	October 27,	October 27,
(In thousands)	2012	2012
Non-cash charges
Asset impairments	$—	$16,623
Inventory charges	—	7,768
Cash charges
Support payments to purchaser	10,237	10,237
Severence charges	—	3,439

Total charges	$10,237	$38,067

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

October 27,
(In thousands)	2012
Accrued liability as of January 28, 2012	$—
Add: Costs incurred, excluding non-cash charges	13,676
Less: Cash payments	(13,676)

Accrued liability as of October 27, 2012	$—

The table below presents the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statement of Operations.

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share amounts)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$—	$12,407	$20,117	$25,738

Loss from discontinued operations, before income taxes (1)	(6,191)	(8,968)	(51,839)	(23,490)
Income tax benefit	2,358	3,444	19,849	8,997

Loss from discontinued operations, net of tax	$(3,833)	$(5,524)	$(31,990)	$(14,493)

Loss per common share from discontinued operations:
Basic	$(0.02)	$(0.03)	$(0.16)	$(0.07)
Diluted	$(0.02)	$(0.03)	$(0.16)	$(0.07)

(1)	For the 13 and 39 weeks ended October 27, 2012, loss from discontinuted operations is presented net of the reversal of non-cash lease credits.

The major classes of assets and liabilities included in the Consolidated Balance Sheets for 77kids are as follows:

(In thousands)	October 27, 2012	January 28, 2012	October 29, 2011
Current assets	$—	$12,296	$19,133
Non-current assets	—	15,722	17,849

Total assets	$—	$28,018	$36,982

Current liabilities	—	$5,838	7,659
Non-current liabilities	—	2,646	2,732

Total liabilities	$—	$8,484	$10,391

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 27, 2012 and October 29, 2011, and the related consolidated statements of operations and retained earnings and the consolidated statements of comprehensive income for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011 and the consolidated statements of cash flows for the thirty-nine week period ended October 27, 2012 and October 29, 2011. These financial statements are the responsibility of the Company’s management.

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

November 29, 2012

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 16 new American Eagle stores during Fiscal 2012;

•	the selection of approximately 48 to 50 American Eagle stores in the United States and Canada for remodeling and refurbishing during Fiscal 2012;

•	the potential closure of approximately 25 to 30 American Eagle and 5 to 10 aerie stores in the United States and Canada during Fiscal 2012;

•	the planned opening of approximately 28 new franchised American Eagle stores during Fiscal 2012;

•	the success of our core American Eagle and aerie brands, through retail store locations and e-commerce operations, within North America;

•	the expected payment of a dividend in future periods;

•	the possibility to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Operating income—Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures. Management also uses earnings before interest and taxes (“EBIT”) as an indicator of successful operating results.

Return on invested capital—Our management uses return on invested capital (“ROIC”) as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

Store productivity—Store productivity, including net sales per average square foot, sales per productive hour, average unit retail price (“AUR”), conversion rate, the number of transactions per store, the number of units sold per store, the number of units per transaction and four wall profit, is evaluated by our management in assessing our operational performance.

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

Our management’s goals are to drive improvements to our gross profit performance, bring greater consistency to our results and to deliver profitable growth over the long term. Specifically, our targets are to deliver a total net sales compounded annual growth rate (“CAGR”) of 7% to 9%, an EBIT CAGR of 12% to 15% and a ROIC in the range of 14% to 17%.

Results of Operations

Overview

Our third quarter performance resulted in a net sales increase of 11% and EPS from continuing operations increasing 37% to $0.41 per diluted share. In the third quarter, we experienced continued positive momentum in our business with less promotional activity compared to last year. Additionally, favorable merchandise costs and the leverage of rent expense drove higher margins and returns.

Net sales for the third quarter increased 11% to $910.4 million and comparable store sales, including AE Direct, increased 10%, against a 7% comparable store sales increase last year. By brand, AE comparable store sales increased 8% to last year, aerie comparable store sales increased 5% and sales for AEO Direct increased 27%.

Gross profit increased 21% from last year and increased 350 basis points to 41.6% as a rate to sales. Merchandise margin increased 290 basis points with both favorable product costs and lower markdowns contributing to the improvement. Rent leverage on the 10% increase in comparable store sales drove a 60 basis point improvement in buying, occupancy and warehousing costs.

Operating income for the third quarter was $128.5 million compared to $92.2 million last year. Operating income as a rate to net sales was 14.1% this year compared to 11.2% last year. Income from continuing operations for the third quarter was $82.4 million, or $0.41 per diluted share, compared to $58.0 million, or $0.30 per diluted share, last year.

We had $544.7 million in cash and cash equivalents as of October 27, 2012 after paying $317.4 million of cash dividends in the third quarter. Merchandise inventory at October 27, 2012 was $481.2 million, compared to $554.9 million last year, a decrease of 11% on a cost per foot basis. The decrease is primarily comprised of a 7% decrease in ending average unit cost as a result of favorable merchandise costs as compared to last year.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to net sales of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	58.4	61.9	60.5	62.6

Gross profit	41.6	38.1	39.5	37.4
Selling, general and administrative expenses	24.1	22.7	24.6	24.1
Depreciation and amortization expense	3.4	4.2	4.1	5.0

Operating income	14.1	11.2	10.8	8.3
Other income (expense), net	0.3	0.0	0.3	0.3

Income before income taxes	14.4	11.2	11.1	8.6
Provision for income taxes	5.4	4.1	3.9	3.1

Income from continuing operations	9.0	7.1	7.2	5.5
Loss from discontinued operations	(0.4)	(0.7)	(1.4)	(0.7)

Net income	8.6	6.4	5.8	4.8

The following table shows our adjusted consolidated store data, which excludes 77kids stores:

	13 Weeks Ended		39 Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012 (1)	2011 (1)	2012 (1)	2011 (1)
Number of stores:
Beginning of period	1,063	1,103	1,069	1,086
Opened	4	13	13	33
Closed	(4)	—	(19)	(3)

End of period	1,063	1,116	1,063	1,116

Total gross square feet at end of period	6,300,662	6,536,564	6,300,662	6,536,564

International franchise stores at end of period (2)	44	12	44	12

(1)	Number of stores and gross square feet excludes 77kids stores.
(2)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 909 U.S. and Canadian AE retail stores, 154 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended October 27, 2012 to the 13 weeks ended October 29, 2011

Net Sales

Net sales increased 11% to $910.4 million compared to $819.4 million last year. The change in net sales resulted primarily from a comparable store sales increase of 10% for the period, including a 27% increase in AEO Direct sales.

AE women’s and men’s comparable store sales increased 8% and 12%, respectively. For the third quarter, transactions increased in the mid single-digits, driven by higher traffic and conversion. AUR increased in the low single-digits, leading to a higher overall average transaction value.

Gross Profit

Gross profit increased 21% from last year and increased 350 basis points to 41.6% as a rate to sales. Merchandise margin increased 290 basis points with tighter inventory principles, favorable product costs and lower markdowns contributing to the improvement. Rent leverage on the 10% increase in comparable store sales drove a 60 basis point improvement in buying, occupancy and warehousing costs.

There was $9.3 million of share-based payment expense included in gross profit for the period, comprised of both time and performance-based awards, compared to $1.3 million last year, comprised of only time-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $219.1 million from $185.7 million last year and increased 140 basis points, as a rate to net sales, to 24.1% from 22.7% last year. The dollar increase was driven primarily by incremental incentive costs, advertising investments to support our back-to-school selling season, and variable expenses related to our strong top-line results.

There was $8.1 million of share-based payment expense included in selling, general and administrative expenses, comprised of both time and performance-based awards, compared to $1.7 million last year, comprised of only time-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense as a rate to net sales decreased to 3.4% compared to 4.2% for the corresponding period last year as a result of the higher net sales for the period and a $3.0 million reduction in expense. Depreciation and amortization expense decreased to $31.4 million, compared to $34.4 million last year, as a result of the maturing of assets.

Other Income (Expense), Net

Other income was $2.8 million, compared to expense of $0.4 million last year, primarily the result of proceeds received from the ARS Call Option this year.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended October 27, 2012 was 37.2% compared to 36.8% for the 13 weeks ended October 29, 2011.

Income from Continuing Operations

Income from continuing operations for the third quarter was $82.4 million, or $0.41 per diluted share, compared to $58.0 million, or $0.30 per diluted share, last year. The change in income from continuing operations is attributable to the factors noted above, including strong top-line growth and margin improvement.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party, the results of 77kids are presented as a discontinued operation. Loss from discontinued operations, net of tax, was $3.8 million, or a $0.02 loss per diluted share, for the third quarter, compared to $5.5 million, or a $0.03 loss per diluted share, last year.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income increased to $78.6 million, or 8.6% as a percent to net sales, from $52.4 million, or 6.4% as a percent to net sales last year. Net income per diluted share increased to $0.39 per diluted share from $0.27 per diluted share in the prior year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids.

Comparison of the 39 weeks ended October 27, 2012 to the 39 weeks ended October 29, 2011

Net Sales

Net sales for the 39 weeks ended October 27, 2012 increased 13% to $2.359 billion compared to $2.092 billion for the 39 weeks ended October 29, 2011. The increase in net sales resulted primarily from a 12% increase in comparable store sales for the period, including a 26% increase in AEO Direct sales.

For the 39 week period, AE women’s and men’s comparable store sales increased 13% and 10%, respectively. Transactions increased in the high single-digits, driven by higher traffic and conversion. Year-to-date AUR increased in the low single-digits reflecting the increase in AUR for the third quarter of Fiscal 2012. Average transaction value for the 39 week period increased in the low single-digits.

Gross Profit

Gross profit this year increased 19% to $930.6 million, or 39.5% as a rate to net sales, compared to $782.3 million, or 37.4% as a rate to net sales last year. Merchandise margin increased by 100 basis points driven by decreased product costs, primarily in the third quarter of 2012, and improved markdowns, offset by increased incentive compensation. Buying, occupancy and warehousing costs improved by 110 basis points as a result of the 12% year-to-date increase in comparable store sales.

There was $23.8 million of share-based payment expense for the 39 weeks ended October 27, 2012, comprised of both time and performance-based awards, compared to $3.9 million last year, comprised of only time-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $579.8 million, or 24.6% as a rate to net sales, from $504.1 million, or 24.1% as a rate to net sales, last year. The dollar increase was driven primarily by incremental incentive costs, variable expenses related to our strong top-line results, and advertising investments. Restructuring costs, including severance of $3.9 million and store asset impairments of $0.5 million, were included in selling, general and administrative expenses this year.

There was $21.7 million of share-based payment expense included in selling, general and administrative expenses, comprised of both time and performance-based awards, compared to $4.7 million last year, comprised of only time-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $96.1 million compared to $103.8 million last year due the maturing of assets. As a rate to net sales, depreciation and amortization decreased to 4.1% from 5.0% last year as a result of the higher net sales and a $7.7 million reduction in depreciation and amortization expense this year. Depreciation and amortization includes $0.7 million of restructuring asset write-offs in the second quarter of Fiscal 2012.

Other Income, Net

Other income was $6.0 million for the 39 weeks ended October 27, 2012, compared to income of $5.5 million for the 39 weeks ended October 29, 2011, primarily as a result of proceeds received from the ARS Call Option in both years.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 39 weeks ended October 27, 2012 was 35.0% compared to 36.1% for the 39 weeks ended October 29, 2011. The lower effective income tax rate for the 39 weeks ended October 27, 2012 was primarily due to state income tax settlements and other changes in income tax reserves.

Income from Continuing Operations

Income from continuing operations for the 39 weeks ended October 27, 2012 was $169.3 million, or $0.85 per diluted share, compared to $114.9 million, or $0.58 per diluted share, last year. The change in income from continuing operations is attributable to the factors noted above, including strong top-line growth and margin improvement.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party, the results of 77kids are presented as a discontinued operation. Loss from discontinued operations, net of tax, was $32.0 million, or a $0.16 loss per diluted share, for the 39 weeks ended October 27, 2012, compared to $14.5 million, or a $0.07 loss per diluted share, last year.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income increased to $137.3 million, or 5.8% as a percent to net sales, from $100.4 million, or 4.8% as a percent to net sales last year. Net income per diluted share increased to $0.69 from $0.51 in the prior year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids.

International Operations

We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open a series of American Eagle Outfitters stores in Eastern Europe, Northern Africa and various parts of Asia. As of October 27, 2012, we had 44 franchised stores operated by our franchise partners in 13 countries. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement. International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 27, 2012, we operated 94 Canadian and six Puerto Rican wholly-owned stores and plan to open several wholly-owned stores in Mexico in the spring of 2013. We continue to evaluate further opportunities to expand internationally, which may include additional franchise agreements or wholly-owned stores, as well as joint ventures.

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

As of October 27, 2012, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short and long-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 27, 2012:

	Fair Value Measurements at October 27, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$389,664	$389,664	$—	$—
Money-market	107,821	107,821	—	—
Commercial paper	28,069	28,069	—	—
Treasury bills	19,129	19,129	—	—

Total cash and cash equivalents	$544,683	$544,683	$—	$—

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

Our growth strategy includes internally developing our brands and the possibility of further international expansion or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional debt financing. There can be no assurance that we would be successful in any endeavor we may undertake to increase our profitability.

The following sets forth certain measures of our liquidity:

	October 27, 2012	January 28, 2012	October 29, 2011
Working Capital (in 000's)	$754,354	$882,087	$809,292
Current Ratio	2.70	3.18	3.04

The $127.7 million decrease in working capital compared to January 28, 2012 and the $54.9 million decrease compared to last year, is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and additional incentive compensation accruals, which is partially offset from positive cash flow from operations as detailed below.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by (used for) operating activities totaled $210.8 million and ($19.0) million for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. Cash flows from operations this year were positive, driven in part by an increase in income from continuing operations, net of non-cash adjustments, as a result of the 11% increase in sales, improved margin rates resulting from favorable product costs and lower overall inventory balances.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for the 39 weeks ended October 27, 2012 included $71.2 million of capital expenditures for property and equipment, $1.0 million for the acquisition of intangible assets primarily related to our international expansion strategy, and $10.1 million of investment purchases partially offset by $36.4 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 39 weeks ended October 29, 2011 primarily included $86.2 million of capital expenditures for property and equipment, $33.9 million for the acquisition of intangible assets related to our international expansion strategy and $186.3 million of investment purchases partially offset by $158.0 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities for the 39 weeks ended October 27, 2012 consisted primarily of $360.5 million for the payment of dividends, offset by $43.9 million related to net proceeds from stock options exercised. Dividends paid included regular quarterly dividends of $0.11 per share and a special cash dividend of $1.50 per share. Cash used for financing activities for the 39 weeks ended October 29, 2011 consisted primarily of $64.3 million for the payment of dividends and $15.2 million for the repurchase of 1.4 million shares as part of our publicly announced repurchase program.

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

As of October 27, 2012, we were in compliance with the terms of the Credit Agreement and had $7.6 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, we had borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. As of October 27, 2012, we had outstanding trade letters of credit of $54.7 million. The availability of any future borrowings under our trade letter of credit facilities is subject to acceptance by the respective financial institutions.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 27, 2012 were $71.2 million and included $40.6 million related to investments in our stores, including 13 new AE stores and 46 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($17.5 million), other home office projects ($6.2 million), the improvement and expansion of our distribution centers ($4.2 million) and investments in e-commerce ($2.7 million).

For Fiscal 2012, we continue to expect capital expenditures to be approximately $100 million related to stores, information technology and investments in e-commerce. New store growth is primarily related to outlet centers, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 48 to 50 AE stores with average operating results above the chain average. During the 39 weeks ended October 27, 2012, the Company completed 46 remodel and refurbishes.

Stock Repurchases

There were no share repurchases as a part of our publicly announced repurchase programs during the 39 weeks ended October 27, 2012. During the 39 weeks ended October 29, 2011, we repurchased 1.4 million shares as part of our publicly announced share repurchase program for approximately $15.2 million, at a weighted average price of $11.10 per share. As of October 27, 2012, we had 13.1 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion through February 2, 2013.

During the 39 weeks ended October 27, 2012 and October 29, 2011, we repurchased approximately 0.3 million and 0.1 million shares, respectively, from certain employees at market prices totaling $4.1 million and $2.2 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended October 27, 2012, our Board declared and paid a $1.50 per share special cash dividend along with a regular quarterly cash dividend of $0.11 per share on October 10, 2012. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 27, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 39 weeks ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2011 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 27, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (July 29, 2012 through August 25, 2012)	782	$21.27	—	13,134,545
Month #2 (August 26, 2012 through September 29, 2012)	—	$—	—	13,134,545
Month #3 (September 30, 2012 through October 27, 2012)	—	$—	—	13,134,545

Total	782	$21.27	—	13,134,545

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended October 27, 2012 and there were 782 shares repurchased from employees for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2008, our Board aurhorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 13.1 million shares that may yet be purchased has been extended through the end of Fiscal 2012.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 29, 2012

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Robert L. Hanson
Robert L. Hanson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)