Form 10-K
period 2013-02-02
AMERICAN EAGLE OUTFITTERS INC
filed 2013-03-12
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2012 was $3,761,633,735.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 194,100,506 Common Shares were outstanding at March 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2013 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.    BUSINESS.

General

American Eagle Outfitters, Inc. a Delaware corporation (the “Company”), operates under the American Eagle Outfitters® and aerie® by American Eagle Outfitters® brands. We operated the 77kids by American Eagle Outfitters® brand until the exit of the business during Fiscal 2012. We operated the MARTIN+OSA® brand (“M+O®”) until its closure during Fiscal 2010. Our Consolidated Financial Statements reflect the results of 77kids and M+O as discontinued operations for all periods presented.

Founded in 1977, we are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices under our American Eagle Outfitters® and aerie® brands. We operate more than 1,000 stores in North America, and ships to 81 countries worldwide through our websites. American Eagle Outfitters and aerie merchandise is also available at our 49 international franchise store locations.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “AEO” and the “AEO Brand” refer to our U.S. and Canadian American Eagle Outfitters stores. “aerie” refers to our U.S. and Canadian aerie® by American Eagle Outfitters® stores. “AEO Direct” refers to our e-commerce operations, ae.com and aerie.com.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2013” refers to the 52 week period ending February 1, 2014. “Fiscal 2012” refers to the 53 week period ended February 2, 2013. “Fiscal 2011,” “Fiscal 2010,” “Fiscal 2009” and “Fiscal 2008” refer to the 52 week periods ended January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

As of February 2, 2013, we operated 893 American Eagle Outfitters stores and 151 aerie stand-alone stores. We also had 49 franchised stores operated by our franchise partners in 13 countries.

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

Growth Strategy

We are focused on delivering results through our five near-term priorities: (1) driving a competitive top line; (2) generating margin flow-through from improved inventory management; (3) rebalancing our store fleet; (4) accelerating our online business; and (5) gaining leverage on our infrastructure.

Our strategic plan is built around the following pillars:

•	Fortify our brands, processes and capabilities;

•	Grow North America through under-penetrated U.S. markets, factory stores, Mexico and e-commerce;

•	Transform our Company into an omni-channel retailer with both domestic and international presence; and

•	Return value to our shareholders through profitable growth and distribution of cash.

Specifically, our planned near-term financial targets are to deliver a total net revenue compounded annual growth rate (“CAGR”) of 7% to 9%, an EBIT CAGR of 12% to 15% and a Return on Invested Capital (“ROIC”) in the range of 14% to 17%, annually.

A description of our core brands and channels are as follows:

AEO Brand

The American Eagle Outfitters® brand targets 15 to 25-year old men and women. Denim is the cornerstone of the American Eagle Outfitters® product assortment, which is complemented by other key categories including sweaters, fleece, outerwear, graphic t-shirts, footwear and accessories. American Eagle Outfitters® is honest, real, individual and fun. American Eagle Outfitters® is priced to be worn by everyone, everyday, delivering value through quality and style.

Gaining market share through differentiated fashion in key categories, such as knit tops and fleece, is a primary focus within the AEO Brand. In addition, we will build upon our leading position in denim. Delivering value, variety and versatility to our customers remains a top priority. We will offer value at all levels of the assortment, punctuated with promotions. We are reducing production lead-times, which enables us to react more quickly to emerging trends. Finally, we continue to innovate our store experience to be more impactful from front to back.

aerie by American Eagle Outfitters

The aerie® by American Eagle Outfitters® (“aerie”) brand is a collection of intimates and personal care products for the AEO® girl. The collection is available in 151 stand-alone aerie stores throughout the United States and Canada, online at aerie.com and at select American Eagle Outfitters® stores. aerie, with intimates at the core, is beautiful, feminine, soft, sensuous, yet comfortable.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com® and aerie.com, which are extensions of the lifestyle that we convey in our stores. We currently ship to 81 countries. In addition to purchasing items online, customers can experience AEO Direct in-store through Store-to-Door. Store-to-Door enables store associates to sell any item available online to an in-store customer in a single transaction. Customers are taking advantage of Store-to-Door by purchasing extended sizes that are not available in-store, as well as finding a certain size or color that happens to be out-of-stock at the time of their visit. The ordered items are shipped to the customer’s home free of charge. We accept PayPal® and Bill Me Later® as a means of payment from our ae.com® and aerie.com customers. We are continuing to focus on the growth of AEO Direct through various initiatives, including improved site efficiency and faster check-out, expansion of sizes and styles, on-line specialty shops and targeted marketing strategies.

International Operations

We are actively pursuing international expansion initiatives, which include wholly-owned stores and joint ventures in select international markets. Subsequent to the end of Fiscal 2012, we executed an agreement to acquire six franchised AEO Brand stores in Hong Kong and China.

Additionally, we have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open a series of American Eagle Outfitters stores in Eastern Europe, Northern Africa and various parts of Asia. As of February 2, 2013, we had 49 franchised stores operated by our franchise partners in 13 countries. These franchise agreements do not involve a capital investment from AEO and require minimal operational involvement. International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Refer to Note 17 to the accompanying Consolidated Financial Statements for information regarding our recent transactions with a franchise partner to acquire rights to six AEO stores in Hong Kong and China.

Real Estate

We continue to remain focused on the real-estate strategies that we have in place to grow our business and strengthen our financial performance utilizing our most productive formats in the right markets, including AEO Factory stores and aerie side-by-side locations.

We continue the expansion of our brands throughout North America and plan to open several wholly-owned stores in Mexico in the spring of Fiscal 2013. At the end of Fiscal 2012, we operated in all 50 states, Puerto Rico and Canada. During Fiscal 2012, we opened 16 new stores, consisting primarily of AEO Factory stores. These store openings, offset by 41 store closings, decreased our total store base to 1,044 stores.

Our stores average approximately 6,000 gross square feet and approximately 4,750 on a selling square foot basis. Our gross square footage decreased by approximately 1.4% during Fiscal 2012.

During Fiscal 2012, we remodeled and refurbished a total of 48 AEO stores. Three stores were remodeled with an expansion to their existing locations, three stores were relocated to a larger space within the mall, eight stores were remodeled within their existing locations and 34 stores were refurbished as discussed below.

We maintain a cost effective store refurbishment program targeted towards our lower volume stores, typically located in smaller markets. Stores selected as part of this program maintain their current location and size but are updated to include certain aspects of our current store format, including paint and new fixtures.

In Fiscal 2013, we plan to open approximately 50 AEO stores, primarily in the Factory store format in North America and internationally in Mexico and China. We also plan to remodel and refurbish approximately 45 to 55 existing AEO stores and close approximately 20 to 30 AEO stores and 15 to 20 aerie stores. Our square footage growth is expected to increase slightly in Fiscal 2013. We believe that there are attractive retail locations where we can continue to open American Eagle Outfitters and aerie stores in enclosed regional malls, urban areas and lifestyle centers.

The table below shows certain information relating to our historical store growth from continuing operations.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Consolidated stores at beginning of period	1,069	1,077	1,075	1,070	968
Consolidated stores opened during the period	16	21	25	29	112
Consolidated stores closed during the period	(41)	(29)	(23)	(24)	(10)

Total consolidated stores at end of period	1,044	1,069	1,077	1,075	1,070

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
AE Brand stores at beginning of period	911	929	938	954	929
AE Brand stores opened during the period	16	11	14	8	35
AE Brand stores closed during the period	(34)	(29)	(23)	(24)	(10)

Total AE Brand stores at end of period	893	911	929	938	954

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
aerie stores at beginning of period	158	148	137	116	39
aerie stores opened during the period	—	10	11	21	77
aerie stores closed during the period	(7)	—	—	—	—

Total aerie stores at end of period	151	158	148	137	116

Consolidated Store Locations

As of February 2, 2013, we operated 1,044 stores in the United States and Canada under the American Eagle Outfitters and aerie brands as shown below:

United States, including the Commonwealth of Puerto Rico – 950 stores

Alabama	15	Indiana	22	Nebraska	7	Rhode Island	3
Alaska	5	Iowa	12	Nevada	4	South Carolina	17
Arizona	13	Kansas	9	New Hampshire	10	South Dakota	3
Arkansas	8	Kentucky	14	New Jersey	27	Tennessee	25
California	60	Louisiana	14	New Mexico	3	Texas	73
Colorado	11	Maine	6	New York	63	Utah	9
Connecticut	15	Maryland	18	North Carolina	30	Vermont	2
Delaware	5	Massachusetts	32	North Dakota	4	Virginia	27
Florida	52	Michigan	31	Ohio	36	Washington	19
Georgia	33	Minnesota	20	Oklahoma	13	West Virginia	9
Hawaii	4	Mississippi	8	Oregon	11	Wisconsin	19
Idaho	4	Missouri	19	Pennsylvania	64	Wyoming	2
Illinois	32	Montana	2	Puerto Rico	6

Canada – 94 stores

Alberta	13	New Brunswick	4	Ontario	47
British Columbia	13	Newfoundland	1	Quebec	9
Manitoba	2	Nova Scotia	3	Saskatchewan	2

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others or both. During Fiscal 2012, we purchased substantially all of our merchandise from non-North American suppliers.

All of our merchandise suppliers must agree to the terms and conditions of our Master Purchase Agreement (MPA) and to conduct business with us in accordance with the policies and procedures set forth in our Corporate Vendor Manual (the “Manual”). The Manual includes, but is not limited to, policies and procedures covering the following topics: social responsibility; quality assurance; product safety and testing; product labeling and other regulatory requirements; supply chain security; our intellectual property; and our shipping process.

We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for uniformity of sizes and colors and for overall quality of manufacturing. Periodic inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

Corporate Responsibility

We are firmly committed to the principle that the people who make our clothes should be treated with dignity and respect. We seek to work with apparel suppliers throughout the world who share our commitment to providing safe and healthy workplaces. At a minimum, we require our suppliers to maintain a workplace environment that complies with local legal requirements and meets universally-accepted human rights standards.

Our Vendor Code of Conduct (the “Code”), which is based on universally-accepted human rights principles, sets forth our expectations for suppliers. The Code must be posted in every factory that manufactures our clothes in the local language of the workers. All suppliers must agree to abide by the terms of our Code before we will place production with them.

We maintain an extensive factory inspection program to monitor compliance with our Code. New garment factories must pass an initial inspection in order to do business with us. Once new factories are approved, we continue to review their social compliance performance both through internal audits by our compliance team, and through the use of third-party monitors. We review the outcome of these inspections with factory management with the goal of helping them to continuously improve their performance. Although our primary goal is to remediate issues and build long term relationships with our vendors, in cases where a factory is unable or unwilling to meet our standards, we will take steps up to and including the severance of our business relationship.

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

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity and protecting the supply chain. Various security issues and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. We have been a certified member of the Customs—Trade Partnership Against Terrorism program (“C-TPAT”) since 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. As part of this program, we are subject to validations by CBP. Our most recent review occurred in 2012.

Historically, we took significant steps to expand the scope of our security procedures, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a requirement that all of our international logistics partners, including forwarders, consolidators, shippers and brokers be certified members of C-TPAT; and pre-inspections of all potential production facilities. Additionally, we also evaluate additional oversight options for high-risk security countries and among other things, implemented full third-party audits on an annual basis. In Fiscal 2013, we are taking the audits one step further, and will conduct security audits of our own to validate the results we receive from the third-party audits. We are also implementing security training for our domestic logistics partners, along with conducting periodic audits on their facilities as well.

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

To ensure compliance with our product safety standards, we maintain an extensive set of testing protocols for each category of products. All of the products we sell are tested by an independent testing laboratory in accordance with applicable regulatory requirements. In rare cases where a safety issue has been discovered in a product that has reached our store shelves, we respond with a comprehensive recall process. In accordance with Consumer Product Safety Commission requirements, we publicly maintain a list of product recalls conducted on our e-commerce website.

Merchandise Inventory, Replenishment and Distribution

Merchandise is generally shipped directly from our vendors and routed through third-party transloaders at key ports of entry to our U.S. distribution centers in Warrendale, Pennsylvania and Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario. Additionally, certain product is eligible to be shipped directly to stores, by-passing our distribution centers. In January 2013, we opened a third-party distribution center in Mexico City to support our Mexican store and e-commerce growth.

Upon receipt at one of our distribution centers, merchandise is processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used for store sales replenishment. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. Merchandise is shipped to our stores two to five times per week depending upon the season and store requirements. Our e-commerce distribution center, located in Ottawa, Kansas, ships merchandise directly to customers in all 50 states and 81 countries worldwide.

Customer Credit and Returns

We offer a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and aerie brands. These credit cards are issued by a third-party bank (the “Bank”), and we have no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in our credit card rewards program. Customers who make purchases at AEO and aerie earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance. AEO Credit Card holders will also receive special promotional offers and advance notice of all American Eagle Outfitters in-store sales events. The AEO Credit Card is accepted at all of our U.S. stores and at ae.com and aerie.com. The AEO Visa Card is accepted in all of our stores and AEO Direct sites as well as merchants worldwide that accept Visa®.

Customers in our U.S. and Canada stores may also pay for their purchases with American Express®, Discover®, MasterCard®, Visa®, bank debit cards, cash or check. Our AEO Direct customers may pay for their purchases using American Express®, Discover®, MasterCard® and Visa®. They may also pay for their purchases using PayPal® and Bill Me Later®.

Customers may also use gift cards to pay for their purchases. AEO and aerie gift cards can be purchased in our American Eagle Outfitters and aerie stores, respectively, and can be used both in-store and online. In addition, AEO and aerie gift cards are available for purchase through ae.com or aerie.com. When the recipient uses the gift card, the value of the purchase is electronically deducted from the card and any remaining value can be used for future purchases. Our gift cards do not expire and we do not charge a service fee on inactive gift cards.

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

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE OUTFITTERS®, AE®, AEO®, YOUR LIFE®, aerie® and the Flying Eagle Design with the United States Patent and Trademark Office. We have also registered or have applied to register these trademarks with the registries of the foreign countries in which our stores and/or manufacturers are located and/or where our product is shipped.

We have registered AMERICAN EAGLE OUTFITTERS® and AMERICAN EAGLE OUTFITTERS® with the Canadian Intellectual Property Office. In addition, we are exclusively licensed in Canada to use AEtm and AEO® in connection with the sale of a wide range of clothing products.

In the United States and in other countries around the world, we have also registered, or have applied to register, a number of other marks used in our business, including our pocket stitch designs and the aerie Bird design.

These trademarks are renewable indefinitely and their registrations are properly maintained in accordance with the laws of the country in which they are registered. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of February 2, 2013, we had approximately 44,000 employees in the United States and Canada, of whom approximately 37,000 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

Seasonality

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

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

Certifications

As required by the New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on June 19, 2012 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The effect of economic pressures and other business factors

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, thereby adversely impacting our continued growth and results of operations.

Our ability to react to raw material cost, labor and energy cost increases

Increases in our costs, such as raw materials, labor and energy may reduce our overall profitability. Specifically, fluctuations in the cost associated with the manufacture of merchandise we purchase from our suppliers has impacted our cost of sales. We have strategies in place to help mitigate these costs and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could further reduce our profitability if not mitigated.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to rebalance our store fleet and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2013, we plan to open approximately

50 new American Eagle Outfitters stores in North America and internationally in Mexico and China. Additionally, we plan to remodel and refurbish 45 to 55 existing American Eagle Outfitters stores during Fiscal 2013. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our efforts to expand internationally

We are actively pursuing international expansion initiatives, which include wholly-owned stores and joint ventures in select international markets. A failure to properly implement our expansion initiatives, or the adverse impact of legal, regulatory and economic risks in these international markets, could have a material adverse effect on our results of operations and financial condition.

Additionally, we have franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open a series of American Eagle Outfitters stores in Eastern Europe, Northern Africa and various parts of Asia over the next several years. While the franchise arrangements do not involve a capital investment from AEO and require minimal operational involvement, the effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. Furthermore, although we provide store operation training, literature and support, to the extent that the franchisee does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, the value of our brand could be negatively impacted.

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

We believe that there is a risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions including, but not limited to, factory audits and self-assessments, including audit protocols on all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, the United States Custom and Border Protection has recognized us as a validated participant of the Customs—Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented entirely and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

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

Seasonality

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions.

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

Our ability to obtain and/or maintain our credit facilities

We believe that we have sufficient cash flows from operating activities to meet our operating requirements. In addition, the banks participating in our various credit facilities are currently rated as investment grade. On March 2, 2012, we entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (“Credit Agreement”). Our Credit Agreement contains financial covenants that require us to maintain certain coverage and leverage ratios. To the extent we do not comply with the required covenants and are unable to obtain a waiver or amendment, our access to the Credit Agreement may be limited. Although we expect to continue to generate positive cash flow despite the current economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future. Continued negative trends in the credit markets and/or continued financial institution failures could lead to lowered credit availability as well as difficulty in obtaining financing. In the event of limitations on our access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key infrastructure systems, including exceeding capacity in our distribution centers; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of our business related to an outbreak of a pandemic disease in a country where we source or market our merchandise; changes in weather patterns; the effects of changes in current exchange rates and interest rates; and international and domestic acts of terror.

The impact of any of the previously discussed factors, some of which are beyond our control, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

We own two buildings in urban Pittsburgh, Pennsylvania which house our corporate headquarters. These buildings total 186,000 square feet and 150,000 square feet, respectively. We lease one location near our headquarters, which is used primarily for store and corporate support services, totaling approximately 51,000 square feet. This lease expires in 2022.

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

We own a distribution facility in Ottawa, Kansas consisting of approximately 1,220,000 total square feet, including two expansions of 544,000 square feet and 280,000 square feet, respectively. This expanded facility is used to support new and existing growth initiatives, including AEO Direct and aerie.

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

All of our stores are leased and generally have initial terms of 10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional contingent rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

ITEM 3.    LEGAL PROCEEDINGS.

We are a party to various legal actions incidental to our business, including certain actions in which we are the plaintiff. At this time, our management does not expect the results of any of the legal actions to be material to our financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 6, 2013, there were 554 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 45,000. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated.

	Market Price		Cash Dividends per Common Share
For the Quarters Ended	High	Low
February 2, 2013	$21.45	$18.49	$0.22
October 27, 2012	$23.80	$19.89	$1.61
July 28, 2012	$20.92	$17.89	$0.11
April 28, 2012	$18.43	$13.58	$0.11
January 28, 2012	$15.72	$12.89	$0.11
October 29, 2011	$13.60	$10.17	$0.11
July 30, 2011	$15.71	$12.49	$0.11
April 30, 2011	$16.18	$14.46	$0.11

During Fiscal 2012 and Fiscal 2011, we paid quarterly dividends as shown in the table above. Included in the above table for the quarter ended October 27, 2012 we paid a special cash dividend of $1.50 per common share. Cash dividends per common share for the quarter ended February 2, 2013 consisted of a regular quarterly dividend of $0.11 per common share and the accelerated payment of our first quarter 2013 regular dividend of $0.11 per common share. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 2, 2008 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12	2/2/13
American Eagle Outfitters, Inc.	100.00	39.47	71.51	69.61	69.13	109.72
S&P Midcap 400	100.00	63.03	90.36	120.59	123.85	146.84
Dynamic Retail Intellidex	100.00	79.39	99.33	114.22	130.40	166.80

The following table provides information regarding our repurchases of common stock during the three months ended February 2, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)(3)	Maximum Number of Shares that May Yet be Purchased Under the Program(3)
Month #1 (October 28, 2012 through November 24, 2012)	—	$—	—	13,134,545
Month #2 (November 25, 2012 through December 29, 2012)	5,000,000	$21.07	5,000,000	8,134,545
Month #3 (December 30, 2012 through February 2, 2013)	3,406,700	$19.97	3,406,700	4,727,845

Total	8,406,700	$20.63	8,406,700	—

(1)	There were 8.4 million shares repurchased as part of our publicly announced share repurchase program during the three months ended February 2, 2013 and there were no shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2008, our Board authorized the repurchase of 60.0 million shares of our common stock. The authorization of the remaining 4.7 million shares that may yet be purchased expired at the end of Fiscal 2012.

The following table sets forth additional information as of the end of Fiscal 2012, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Equity Compensation Plan Table

	Column (a)	Column (b)	Column (c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by stockholders	4,629,254	$16.29	22,895,495
Equity compensation plans not approved by stockholders	—	—	—

Total	4,629,254	$16.29	22,895,495

(1)	Equity compensation plans approved by stockholders include the 1999 Stock Incentive Plan and the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected Consolidated Financial Statements data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 30, 2010 and January 31, 2009 and the selected Consolidated Balance Sheet data as of January 29, 2011, January 30, 2010, and January 31, 2009 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
(In thousands, except per share amounts, ratios and other financial information)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Summary of Operations(2)
Total net revenue	$3,475,802	$3,120,065	$2,945,294	$2,927,730	$2,948,679
Comparable sales increase (decrease)(3)	9%	4%	(1)%	(3)%	(7)%
Gross profit	$1,390,322	$1,144,594	$1,182,151	$1,182,139	$1,197,186
Gross profit as a percentage of net sales	40.0%	36.7%	40.1%	40.4%	40.6%
Operating income	$394,606	$269,335	$339,552	$325,713	$382,797
Operating income as a percentage of net sales	11.4%	8.6%	11.5%	11.1%	13.0%
Income from continuing operations	$264,098	$175,279	$195,731	$228,298	$229,984
Income from continuing operations as a percentage of net sales	7.6%	5.6%	6.7%	7.8%	7.8%
Per Share Results
Income from continuing operations per common share-basic	$1.35	$0.90	$0.98	$1.11	$1.12
Income from continuing operations per common share-diluted	$1.32	$0.89	$0.97	$1.09	$1.11
Weighted average common shares outstanding – basic	196,211	194,445	199,979	206,171	205,169
Weighted average common shares outstanding – diluted	200,665	196,314	201,818	209,512	207,582
Cash dividends per common share	$2.05	$0.44	$0.93	$0.40	$0.40
Balance Sheet Information
Total cash and short-term investments	$630,992	$745,044	$734,695	$698,635	$483,853
Long-term investments	$—	$847	$5,915	$197,773	$251,007
Total assets	$1,756,053	$1,950,802	$1,879,998	$2,138,148	$1,963,676
Short-term debt	$—	$—	$—	$30,000	$75,000
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,221,187	$1,416,851	$1,351,071	$1,578,517	$1,409,031
Working capital	$705,898	$882,087	$786,573	$758,075	$523,596
Current ratio	2.62	3.18	3.03	2.85	2.30
Average return on stockholders’ equity	17.6%	11.0%	9.6%	11.3%	13.0%

	For the Years Ended(1)
(In thousands, except per share amounts, ratios and other financial information)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Other Financial Information(2)
Total stores at year-end	1,044	1,069	1,077	1,075	1,070
Capital expenditures	$93,939	$89,466	$75,904	$126,598	$243,564
Net sales per average selling square foot(4)	$602	$547	$526	$526	$563
Total selling square feet at end of period	4,962,923	5,028,493	5,026,144	4,981,595	4,920,285
Net sales per average gross square foot(4)	$489	$438	$422	$422	$452
Total gross square feet at end of period	6,023,278	6,290,284	6,288,425	6,215,355	6,139,663
Number of employees at end of period	44,000	39,600	39,900	38,800	36,900

(1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations and exclude 77kids’ and MARTIN+OSA’s results of operations for all periods. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids and MARTIN+OSA.

(3)	The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 53 week period in Fiscal 2011. Additionally, comparable sales for all periods include AEO Direct sales.

(4)	Total net revenue per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 50 new American Eagle Outfitters stores in North America and internationally during Fiscal 2013;

•	the success of our efforts to expand internationally in Mexico and Asia, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;

•	the selection of approximately 45 to 55 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2013;

•	the potential closure of approximately 20 to 30 American Eagle Outfitters and 15 to 20 aerie stores in the United States and Canada during Fiscal 2013;

•	the planned opening of approximately 20 new franchised American Eagle Outfitters stores during Fiscal 2013;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

We estimate gift card breakage and recognize revenue in proportion to actual gift card redemptions as a component of total net revenue. We determine an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed.

We recognize royalty revenue generated from our franchise agreements based upon a percentage of merchandise sales by the franchisee. This revenue is recorded as a component of total net revenue when earned.

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

Investment Securities.    In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), we measure our investment securities using Level 1, Level 2 and Level 3 inputs. Level 1 and Level 2 inputs are valued using quoted market prices. In the event we hold Level 3 investments, we would use a discounted cash flow (“DCF”) model to assess fair value of our Level 3 investments. The assumptions in our DCF model include different recovery periods depending on the type of security and varying discount factors for yield and illiquidity. These assumptions are subjective and they are based on our current judgment and our view of current market conditions. The use of different assumptions could result in a different valuation.

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

Share-Based Payments.    We account for share-based payments in accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2013, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters and aerie stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from franchise stores are not included in comparable sales. Individual American Eagle Outfitters and aerie brand comparable sales disclosures represent sales from stores only. Sales from AEO Direct are included only in total comparable sales and not included at the American Eagle Outfitters and aerie brand levels.

We began to include AEO Direct sales in the comparable sales metric in Fiscal 2012 for the following reasons:

•	Comparable sales is a key industry operating metric focused on evaluating and understanding sales earned by a retailer’s established outlets over a given time period;

•	AEO Direct is an established outlet and has a comparable prior period sales amount similar to a comparable store;

•

our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks;

•

shopping behavior has evolved across multiple channels that work in tandem to meet all customer needs. For example, a customer can place an AEO Direct order within a store location, which will be fulfilled by AEO Direct. Additionally, returns are accepted at multiple locations (i.e., AEO Brand stores, aerie stores or AEO Direct), regardless of origin of the sale, and are recorded as a reduction to sales at the location of the return. As a result, from a customer’s perspective, channels are increasingly blurred; and

•	while industry practice varies, there has been a move to report e-commerce sales within the comparable sales metric.

Our management considers comparable sales to be an important indicator of our current performance. Comparable sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital.

Gross profit — Gross profit measures whether we are optimizing the price and inventory levels of our merchandise and achieving an optimal level of sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Merchandise margin is the difference between total net revenue and merchandise costs, which exclude buying, occupancy and warehousing costs. The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income — Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures. Management also uses earnings before interest and taxes (“EBIT”) as an indicator of successful operating results.

Return on invested capital — Our management uses return on invested capital (“ROIC”) as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

Store productivity — Store productivity, including total net revenue per average square foot, sales per productive hour, average unit retail price (“AUR”), conversion rate, the number of transactions per store, the number of units sold per store and the number of units per transaction, is evaluated by our management in assessing our operational performance.

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

Our management’s goals are to drive improvements to our gross profit performance, bring greater consistency to our results and to deliver profitable growth over the long term. Specifically, our planned near-term financial targets are to deliver a total net revenue compounded annual growth rate (“CAGR”) of 7% to 9%, an EBIT CAGR of 12% to 15% and a ROIC in the range of 14% to 17%, annually.

Results of Operations

Overview

In 2012, we made significant progress on our near-term goals. We focused on delivering results through our five near-term priorities: (1) driving a competitive top line; (2) generating margin flow-through from improved inventory management; (3) rebalancing our store fleet; (4) accelerating our online business; and (5) gaining leverage on our infrastructure.

Total revenue for the 53 week year increased 11% to a record $3.476 billion, compared to $3.120 billion for the 52 week period last year. Total comparable sales for the 53 week year increased 9% over the corresponding 53 week period last year, with positive comparable sales in all quarters of the year. For the year, AEO Brand comparable sales increased 7%, aerie Brand increased 6%, and AEO Direct increased 25%. Throughout the year, strong merchandise improvements led to comparable sales growth across the assortment. The strength of our brand, combined with a more distinct lifestyle point of view, is broadening our customer appeal.

Lower product costs, improved markdown rates and better inventory management led to a higher gross margin in Fiscal 2012. Gross margin expanded 330 basis points to 40.0%, compared to 36.7% last year.

Operating income for the year was $394.6 million, which includes $42.5 million in restructuring and store impairment charges. Income from continuing operations was $1.32 per diluted share this year, compared to income from continuing operations of $0.89 per diluted share last year. On an adjusted basis, income from continuing operations this year was $1.39 per diluted share, which excludes a ($0.13) per diluted share impact from restructuring and impairment costs and a $0.06 per diluted share tax benefit from audit settlements. This compares to adjusted income from continuing operations last year of $0.97 per diluted share, which excludes an ($0.08) per diluted share impact from restructuring and impairment costs.

The preceding paragraph contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	For the Fiscal Years Ended
	February 2, 2013	January 28, 2012
Income from continuing operations per diluted share—GAAP Basis	$1.32	$0.89
Add: Restructuring and impairment costs(1)	0.13	0.08
Less: Tax Benefits(2)	(0.06)	—

Income from continuing operations per diluted share—Non-GAAP Basis	$1.39	$0.97

(1)-	Restructuring and impairment costs for the 53 weeks ended February 2, 2013 consist of $36.5 million of pre-tax asset impairments and asset write-offs for the AEO and aerie brands and $6.0 million of pre-tax severance and related employee costs. Restructuring and impairment costs for the 52 weeks ended January 28, 2012 consist of $19.2 million of pre-tax store asset impairment charges for the AEO and aerie brands and $6.2 million of pre-tax executive transition costs.

(2)-	Tax benefits for the 53 weeks ended February 2, 2013 consist of $11.8 million of benefits from federal and state audit settlements.

We ended Fiscal 2012 with $631.0 million in cash and short-term investments, a decrease of $114.1 million from last year, which primarily reflects cash returned to shareholders through dividends and share repurchases of $577.1 million, partially offset by cash generated from operations. During the year, we generated $499.7 million of cash from operations. The cash from operations was offset by $93.9 million of capital expenditures and value returned to shareholders through share repurchases of $173.6 million and dividend payments of $403.5 million. Cash returned to shareholders for Fiscal 2011 was $100.8 million. Merchandise inventory at the end of Fiscal 2012 was $332.5 million, a decrease of 8% on a cost per square foot basis. Inventory turns improved year-over-year, underscoring our improved inventory management efforts.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.0	63.3	59.9

Gross profit	40.0	36.7	40.1
Selling, general and administrative expenses	24.0	23.0	23.9
Loss on impairment of assets	1.0	0.6	—
Depreciation and amortization expense	3.6	4.5	4.7

Operating income	11.4	8.6	11.5
Realized loss on sale of investment securities	—	—	(0.8)
Other income, net	0.2	0.2	0.1

Income before income taxes	11.6	8.8	10.8
Provision for income taxes	4.0	3.2	4.1

Income from continuing operations	7.6	5.6	6.7
Loss from discontinued operations, net of tax	(0.9)	(0.7)	(1.9)

Net income	6.7%	4.9%	4.8%

Comparison of Fiscal 2012 to Fiscal 2011

Total Net Revenue

Total net revenue for the 53 week year increased 11% to $3.476 billion compared to $3.120 billion for the 52 week period last year. For Fiscal 2012, total comparable sales increased 9% compared to a 4% increase for the corresponding 53 week period last year. By brand, AEO comparable sales increased 7%, or $172.3 million, and aerie increased 6%, or $10.9 million. AEO Direct comparable sales, which are not included in AEO and aerie brand comparable sales, increased 25%, or $92.4 million, to a total of $466.7 million. AEO men’s comparable sales increased in the high single-digits and AEO women’s comparable sales increased in the low double-digits.

For the year, store transactions and AUR increased in the low single-digits. Units per transaction increased in the mid-single digits, leading to the overall 9% comparable sales increase.

Gross Profit

Gross profit increased 21% to $1.390 billion from $1.145 billion in Fiscal 2011. On a consolidated basis, gross profit as a percent to total net revenue increased by 330 basis points to 40.0% from 36.7% last year. The percentage increase was attributed to a 130 basis point improvement in merchandise costs, a 120 basis point improvement in overall markdowns and an 80 basis point decrease in buying, occupancy and warehousing (“BOW”) costs, as a percent to total net revenue. The decrease in merchandise costs was primarily the result of average unit cost decreases, driven by improved cotton economics and improved inventory management principles. Less promotional activity lead to overall improvement in markdowns. BOW costs improved as a rate to total net revenue as a result of the leveraging of our rent costs on the 9% increase in comparable sales for the year. By brand, including AEO Direct, American Eagle Outfitters contributed 300 basis points of the total gross margin improvement with aerie contributing 30 basis points of the increase.

There was $34.5 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year compared to $5.3 million last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 16% to $834.6 million, compared to $718.1 million last year, and includes $6.0 million of pre-tax severance and related employee costs. Last year, selling, general and administrative expense included $5.5 million of executive transition costs. As a rate to total net revenue, selling, general and administrative expenses increased 100 basis points to 24.0%, compared to 23.0% last year. The increase in the rate was driven primarily by incremental incentive costs and variable selling expenses related to our strong top-line results, and advertising investments in the AEO Brand.

There was $31.9 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses this year compared to $6.5 million last year.

Loss on Impairment of Assets

The loss on impairment of assets of $34.9 million, of which $34.4 million was recorded in the fourth quarter of Fiscal 2012, resulted from our evaluation of stores and considered performance during the important holiday selling season as well as strategic decisions made in the fourth quarter of Fiscal 2012 regarding the rebalancing of our store fleet. This impairment consisted of 52 retail stores, comprised of 43 aerie and nine American Eagle Outfitters stores. In Fiscal 2011, the loss on impairment of assets was $19.2 million.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $126.2 million from $138.0 million last year, due primarily to the maturing of assets. As a rate to total net revenue, depreciation and amortization decreased to 3.6% from 4.5% last year as a result of the higher total net revenue and a $11.8 million reduction in depreciation and amortization expense this year. Depreciation and amortization includes $0.7 million of restructuring asset write-offs in the second quarter of Fiscal 2012.

Other Income, Net

Other income was $7.4 million this year, compared to income of $5.9 million last year, primarily as a result of proceeds received from the ARS Call Option in both years.

Provision for Income Taxes

The effective income tax rate from continuing operations decreased to approximately 34% in Fiscal 2012 from 36% in Fiscal 2011. The lower effective income tax rate in Fiscal 2012 was primarily due to federal and state income tax settlements and other changes in income tax reserves.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations for Fiscal 2012 was $264.1 million, or $1.32 per diluted share. This includes $11.8 million, or $0.06 per diluted share, of tax benefits and $26.4 million, or ($0.13) per diluted share, of after-tax restructuring and store impairment charges. Income from continuing operations for Fiscal 2011 was $175.3 million, or $0.89 per diluted share, and includes $15.7 million, or ($0.08) per diluted share, of after-tax store impairment and executive transition costs.

Loss from Discontinued Operations

We completed the sale of the 77kids stores and related e-commerce operations during Fiscal 2012. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $32.0 million for Fiscal 2012, which included both operating losses and closure charges, and $23.6 million for Fiscal 2011, which includes operating losses only.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income increased to $232.1 million in Fiscal 2012 from $151.7 million in Fiscal 2011. As a percent to total net revenue, net income was 6.7% and 4.9% for Fiscal 2012 and Fiscal 2011, respectively. Net income per diluted share was $1.16, compared to $0.77 last year. The change in net income was attributable to the factors noted above, including the impact of the discontinued operations of 77kids.

Comparison of Fiscal 2011 to Fiscal 2010

Total Net Revenue

Total net revenue increased 6% to $3.120 billion compared to $2.945 billion in Fiscal 2010. For Fiscal 2011, total comparable sales increased 4%, compared to a 1% decrease in Fiscal 2010. By brand, AEO comparable sales increased 3%, or $62.0 million, and aerie increased 2%, or $3.5 million. AEO Direct comparable sales, which are not included in AEO and aerie brand comparable sales, increased 16%, or $51.1 million. AEO men’s comparable store sales increased in the mid single-digits and AEO women’s comparable store sales increased in the low single-digits.

For the year, a mid single-digit increase in transactions and a low single-digit increase in AUR, slightly offset by a low single-digit decrease in the number of units per transaction, contributed to the overall 4% comparable sales increase.

Gross Profit

Gross profit decreased 3% to $1.145 billion from $1.182 billion in Fiscal 2010. On a consolidated basis, gross profit as a percent to total net revenue decreased by 340 basis points to 36.7% from 40.1% in Fiscal 2010. The percentage decrease was attributed to a 200 basis point increase in merchandise costs, a 130 increase in markdowns and a 10 basis point increase in buying, occupancy and warehousing (“BOW”) costs, as a percent to total net revenue. The increase in merchandise costs was primarily the result of average unit cost increases, driven by higher product costs. Increased markdowns resulted from our promotional activity and BOW costs increased as a rate to total net revenue as a result of the impact of increased rent, partially offset by the 3% increase in comparable sales for the year. By brand, including AEO Direct, American Eagle Outfitters contributed 370 basis points of the total gross margin decrease with aerie contributing a 30 basis point offsetting increase.

There was $5.3 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit in Fiscal 2011 compared to $8.2 million in Fiscal 2010.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 3% to $718.1 million, compared to $702.9 million in Fiscal 2010, and includes $5.5 million of executive transition costs. As a rate to total net revenue, selling, general and administrative expenses improved 90 basis points to 23.0%, compared to 23.9% in Fiscal 2010. Expense reduction efforts, partially offset by new store growth, variable expense related to the sales increase and a planned investment in advertising led to the improvement in the rate. By brand, including AEO Direct, American Eagle Outfitters contributed 80 basis points of the total SG&A improvement with aerie contributing 10 basis points of the increase.

There was $6.5 million of share-based payment expense, consisting of time-based awards, included in selling, general and administrative expenses this year compared to $16.7 million in Fiscal 2010.

Loss on Impairment of Assets

The loss on impairment of assets of $19.2 million resulted from our evaluation of underperforming stores which exhibited an unanticipated increase in negative cash flow trends, driven by fourth quarter 2011 results. This impairment consisted of 57 retail stores, largely related to the aerie brand.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased slightly to $138.0 million from $139.7 million in Fiscal 2010. This decrease is primarily due to store closures during the year, partially offset by a greater property and equipment base driven by our level of capital expenditures. As a percent to total net revenue, depreciation and amortization expense decreased to 4.5% from 4.7% as a result of the decrease in expense and higher comparable sales for the period.

Realized Loss on Sale of Investment Securities

There was no realized loss on sale of investment securities in Fiscal 2011, compared to $24.4 million, or $0.12 per diluted share, in Fiscal 2010. The loss in Fiscal 2010 was primarily due to the liquidation of 95% of our Auction Rate Security investment portfolio.

Other Income, Net

Other income, net increased to $5.9 million from $2.2 million last year. The change is primarily due to proceeds received from our ARS Call Option in Fiscal 2011.

Provision for Income Taxes

The effective income tax rate from continuing operations decreased to approximately 36% in Fiscal 2011 from 38% in Fiscal 2010. The higher effective income tax rate in Fiscal 2010 was primarily due to losses on the sale of certain ARS investments for which no income tax benefit was recognized.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations for Fiscal 2011 was $175.3 million, or $0.89 per diluted share, and includes $15.7 million, or ($0.08) per diluted share, of after-tax store impairment and executive transition costs. Income from continuing operations for Fiscal 2010 was $195.7 million, or $0.97 per diluted share, and includes a ($0.12) per diluted share loss from the sale of investment securities related to our ARS liquidation.

Loss from Discontinued Operations

We completed the closure of M+O stores and related e-commerce operations during Fiscal 2010 and the sale of the 77kids stores and related e-commerce operations during Fiscal 2012. Accordingly, the after-tax operating results for M+O and 77kids appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented.

Loss from Discontinued Operations, net of tax, for Fiscal 2011 was $23.6 million, which relates to 77kids operating losses only. Loss from Discontinued Operations, net of tax, for Fiscal 2010 was $55.1 million, of which $41.3 million and $13.8 million related to M+O and 77kids, respectively. The Loss from Discontinued Operations for Fiscal 2010 for M+O included both operating losses and closure charges, whereas 77kids relates only to operating losses.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of M+O and 77kids.

Net Income

Net income increased to $151.7 million in Fiscal 2011 from $140.6 million in Fiscal 2010. As a percent to total net revenue, net income was 4.8% and 4.7% for Fiscal 2011 and Fiscal 2010, respectively. Net income per diluted share was $0.77, compared to $0.70 in Fiscal 2010. The increase in net income was attributable to the factors noted above.

Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date:

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

As of February 2, 2013, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of February 2, 2013:

	Fair Value Measurements at February 2, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$257,191	$257,191	$—	$—
Money-market	221,929	221,929	—	—
Commercial paper	29,999	29,999	—	—

Total cash and cash equivalents	$509,119	$509,119	$—	$—
Short-term investments
Treasury bills	$109,305	$109,305	$—	$—
Term-deposits	12,568	12,568	—	—

Total short-term investments	$121,873	$121,873	$—	$—

Total	$630,992	$630,992	$—	$—

Percent to total	100.0%	100.0%	—%	—%

In the event we hold Level 3 investments, we would use a discounted cash flow (“DCF”) model to assess fair value.

Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information on our investment securities, including a description of the securities.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion, the purchase of short-term investments and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Additionally, our uses of cash include the development of the aerie brand and our international expansion efforts. We expect to be able to fund our future cash requirements in North America through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include further expansion of our brands internationally.

Our growth strategy includes fortifying our brands and the further international expansion or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	February 2, 2013	January 28, 2012
Working Capital (in 000’s)	$705,898	$882,087
Current Ratio	2.62	3.18

The $176.2 million decrease in our working capital and corresponding decrease in the current ratio as of February 2, 2013 compared to January 28, 2012, related primarily to our use of cash for investing and financing activities, offset by net income, net of non-cash adjustments. Investing and financing activities primarily include capital expenditures, the payment of dividends and the repurchase of common stock. In Fiscal 2012, we paid $2.05 per share of dividends for a total of $403.5 million, which included a special cash dividend of $1.50 per share and the acceleration of our Fiscal 2013 first quarter dividend, and repurchased 8.4 million shares of our common stock for $173.6 million.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $499.7 million during Fiscal 2012, compared to $278.1 million during Fiscal 2011 and $410.4 during Fiscal 2010. Our major source of cash from operations was merchandise sales and a reduction in our overall inventory balance. Our primary outflows of cash from operations were for the payment of operational costs. Merchandise inventory at the end of Fiscal 2012 was $332.5 million, a decrease of 8% on a cost per square foot basis. The decrease reflects a high single-digit decrease in the number of units per square foot.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for Fiscal 2012 included $93.9 million in capital expenditures for property and equipment, $111.1 million of investment purchases, partially offset by $15.5 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2011 included $89.5 million in capital expenditures for property and equipment, $34.2 million for the acquisition of intangible assets primarily related to our international expansion strategy and $193.9 million of investment purchases fully offset by $240.8 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2010 included $75.9 million for capital expenditures and $62.8 million of investment purchases fully offset by $177.5 million of proceeds from the sale of investments classified as available-for-sale. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Continuing Operations

During Fiscal 2012, cash used for financing activities resulted primarily from $403.5 million for the payment of dividends and $173.6 million for the repurchase of 8.4 million shares as part of our publicly announced repurchase program. During Fiscal 2011, cash used for financing activities resulted primarily from $85.6 million for the payment of dividends and $15.2 million for the repurchase of 1.4 million shares as part of our publicly announced repurchase program. During Fiscal 2010, cash used for financing activities resulted primarily from $216.1 million for the repurchase of 15.5 million shares as part of our publicly announced repurchase program, $183.2 million for the payment of dividends, $30.0 million for the full repayment of our demand line borrowings and $18.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Cash returned to shareholders through dividends and share repurchases was $577.0 million and $100.8 million in Fiscal 2012 and Fiscal 2011, respectively.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2012, Fiscal 2011 and Fiscal 2010, the excess tax benefits from share-based payments of $13.3 million, $0.4 million and $12.5 million, respectively, are classified as financing cash flows.

Capital Expenditures for Property and Equipment

Fiscal 2012 capital expenditures were $93.9 million, compared to $89.5 million in Fiscal 2011. Fiscal 2012 expenditures included $52.0 million related to investments in our AEO stores, including 16 new AEO stores, 48 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology ($28.4 million), the improvement and expansion of our distribution centers ($5.3 million) and investments in e-commerce ($4.5 million) and other home office projects ($3.7 million).

For Fiscal 2013, we expect capital expenditures to be approximately $250 million to $280 million related to the construction of a new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 45 to 55 AEO stores with average operating results above the chain average.

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

As of February 2, 2013, we were in compliance with the terms of the Credit Agreement and had $7.7 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, we have borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of February 2, 2013, we had outstanding trade letters of credit of $25.6 million.

Stock Repurchases

During Fiscal 2012, as part of our publicly announced share repurchase program, we repurchased 8.4 million shares for approximately $173.6 million, at a weighted average price of $20.65 per share. During Fiscal 2011, as part of our publicly announced share repurchase program, we repurchased 1.4 million shares for approximately $15.2 million, at a weighted average price of $11.10 per share. As of February 2, 2013, we had no shares remaining authorized for repurchase. Subsequent to the fourth quarter of Fiscal 2012, our Board authorized 20.0 million shares under a new share repurchase program which expires on January 28, 2017.

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we repurchased approximately 0.3 million, 0.1 million and 1.0 million shares, respectively, from certain employees at market prices totaling $4.1 million, $2.2 million and $18.0 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

An $0.11 per share dividend was paid for each quarter of Fiscal 2012. During the third quarter of Fiscal 2012, our Board declared and paid a $1.50 per share special cash dividend along with a regular quarterly cash dividend of $0.11 per share. Additionally, we accelerated our Fiscal 2013 first quarter regular dividend of $0.11 per share into the fourth quarter of Fiscal 2012. An $0.11 per share dividend was paid for each quarter of Fiscal 2011. Subsequent to the fourth quarter of Fiscal 2012, our Board raised our quarterly dividend to $0.125 per share, a 14% increase. Due to the early payment of our Fiscal 2013 first quarter dividend, the increased dividend distribution will begin in the second quarter of Fiscal 2013. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of February 2, 2013:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases(1)	$1,664,957	$257,543	$463,787	$373,243	$570,384
Unrecognized Tax Benefits(2)	19,011	—	—	—	19,011
Purchase Obligations(3)	488,693	459,493	23,792	2,537	2,871

Total Contractual Obligations	$2,172,661	$717,036	$487,579	$375,780	$592,266

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of February 2, 2013 was $19.0 million, including approximately $1.8 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The unrecognized tax benefits of $19.0 million are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of February 2, 2013:

		Amount of Commitment Expiration Per Period
(In thousands)	Total Amount Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Trade Letters of Credit(1)	$25,626	$25,626	—	—	—
Standby Letters of Credit(2)	$7,724	$7,724	—	—	—

Total Commercial Commitments	$33,350	$33,350	—	—	—

(1)	Trade letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise, as well as other commitments, upon presentation of documents demonstrating that the merchandise has shipped.

(2)	Standby letters of credit represent commitments, guaranteed by a bank, to pay landlords or vendors to the extent previously agreed criteria are not met.

Guarantees

In connection with the exit of the 77kids business, we are secondarily liable for obligations under the lease agreements for 21 store leases assumed by the third party purchaser. These obligations will remain in effect until the leases expire through 2022, unless we are otherwise released by the applicable landlord. In the event that the third party purchaser does not fulfill its obligations under any of the leases and we are required to make any such payments, we would seek full reimbursement from the third party purchaser in accordance with the asset purchase agreement. The third party purchaser has provided a stand-by letter of credit to us in order to secure payment of obligations under the leases.

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

Impact of Inflation

Increases in the price of raw materials used in the manufacture of merchandise we purchase from suppliers has negatively impacted our cost of sales. However, continued increases in these costs, in addition to increases in the price of labor, energy and other inputs to the manufacture of our merchandise, could further negatively impact our business and the industry in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

Our earnings are not materially affected by changes in market interest rates as a result of our short-term investments. If our Fiscal 2012 average yield rate decreases by 10% in Fiscal 2013, our income before taxes will decrease by approximately $0.1 million. Comparatively, if our Fiscal 2011 average yield rate had decreased by 10% in Fiscal 2012, our income before taxes would have decreased by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at February 2, 2013 and January 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 12, 2013

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	February 2, 2013	January 28, 2012

Assets
Current assets:
Cash and cash equivalents	$509,119	$719,545
Short-term investments	121,873	25,499
Merchandise inventory	332,452	367,514
Assets held for sale	—	10,912
Accounts receivable	46,321	40,310
Prepaid expenses and other	73,805	74,947
Deferred income taxes	58,230	48,761

Total current assets	1,141,800	1,287,488

Property and equipment, at cost, net of accumulated depreciation	509,633	582,162
Intangible assets, at cost, net of accumulated amortization	38,136	39,832
Goodwill	11,484	11,469
Non-current deferred income taxes	31,282	13,467
Other assets	23,718	16,384

Total assets	$1,756,053	$1,950,802

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,874	$183,783
Accrued compensation and payroll taxes	65,533	42,625
Accrued rent	77,873	76,921
Accrued income and other taxes	29,155	20,135
Unredeemed gift cards and gift certificates	46,458	44,970
Current portion of deferred lease credits	13,381	15,066
Other liabilities and accrued expenses	26,628	21,901

Total current liabilities	435,902	405,401

Non-current liabilities:
Deferred lease credits	59,571	71,880
Non-current accrued income taxes	19,011	35,471
Other non-current liabilities	20,382	21,199

Total non-current liabilities	98,964	128,550

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 and 249,566 shares issued; 192,604 and 193,848 shares outstanding, respectively	2,496	2,496
Contributed capital	627,065	552,797
Accumulated other comprehensive income	29,297	28,659
Retained earnings	1,553,058	1,771,464
Treasury stock, 56,962 and 55,718 shares, respectively, at cost	(990,729)	(938,565)

Total stockholders’ equity	1,221,187	1,416,851

Total liabilities and stockholders’ equity	$1,756,053	$1,950,802

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	February 2, 2013	January 28, 2012	January 29, 2011
Total net revenue	$3,475,802	$3,120,065	$2,945,294
Cost of sales, including certain buying, occupancy and warehousing expenses	2,085,480	1,975,471	1,763,143

Gross profit	1,390,322	1,144,594	1,182,151
Selling, general and administrative expenses	834,601	718,123	702,924
Loss on impairment of assets	34,869	19,178	—
Depreciation and amortization expense	126,246	137,958	139,675

Operating income	394,606	269,335	339,552
Realized loss on sale of investment securities	—	—	(24,426)
Other income, net	7,432	5,874	2,249

Income before income taxes	402,038	275,209	317,375
Provision for income taxes	137,940	99,930	121,644

Income from continuing operations	264,098	175,279	195,731
Loss from discontinued operations, net of tax	(31,990)	(23,574)	(55,084)

Net income	$232,108	$151,705	$140,647

Basic income per common share:
Income from continuing operations	$1.35	$0.90	$0.98
Loss from discontinued operations	$(0.16)	$(0.12)	$(0.28)

Basic net income per common share	$1.19	$0.78	$0.70

Diluted income per common share:
Income from continuing operations	$1.32	$0.89	$0.97
Loss from discontinued operations	(0.16)	(0.12)	(0.27)

Diluted net income per common share	$1.16	$0.77	$0.70

Weighted average common shares outstanding — basic	196,211	194,445	199,979
Weighted average common shares outstanding — diluted	200,665	196,314	201,818

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$232,108	$151,705	$140,647
Other comprehensive income:
Temporary impairment related to investment securities, net of tax	—	—	(1,140)
Reclassification adjustment for realized losses in net income related to investment securities, net of tax	—	—	7,541
Foreign currency translation gain	638	587	4,833

Other comprehensive income	638	587	11,234

Comprehensive income	$232,746	$152,292	$151,881

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock(2)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 30, 2010	206,832	$2,486	$554,399	$1,764,049	$(759,255)	$16,838	$1,578,517

Stock awards	997	10	36,229	—	—	—	36,239
Repurchase of common stock as part of publicly announced programs	(15,500)	—	—	—	(216,070)	—	(216,070)
Repurchase of common stock from employees	(1,035)	—	—	—	(18,041)	—	(18,041)
Reissuance of treasury stock	3,072	—	(45,841)	(7,791)	55,343	—	1,711
Net income	—	—	—	140,647	—	—	140,647
Other comprehensive income, net of tax	—	—	—	—	—	11,234	11,234
Cash dividends and dividend equivalents ($0.93 per share)	—	—	1,810	(184,976)	—	—	(183,166)

Balance at January 29, 2011	194,366	$2,496	$546,597	$1,711,929	$(938,023)	$28,072	$1,351,071

Stock awards	—	—	10,532	—	—	—	10,532
Repurchase of common stock as part of publicly announced programs	(1,365)	—	—	—	(15,160)	—	(15,160)
Repurchase of common stock from employees	(145)	—	—	—	(2,189)	—	(2,189)
Reissuance of treasury stock	992	—	(5,997)	(4,261)	16,807	—	6,549
Net income	—	—	—	151,705	—	—	151,705
Other comprehensive income, net of tax	—	—	—	—	—	587	587
Cash dividends and dividend equivalents ($0.44 per share)	—	—	1,665	(87,909)	—	—	(86,244)

Balance at January 28, 2012	193,848	$2,496	$552,797	$1,771,464	$(938,565)	$28,659	$1,416,851

Stock awards	—	—	76,108	—	—	—	76,108
Repurchase of common stock as part of publicly announced programs	(8,407)	—	—	—	(173,554)	—	(173,554)
Repurchase of common stock from employees	(280)	—	—	—	(4,125)	—	(4,125)
Reissuance of treasury stock	7,443	—	(11,054)	(36,213)	125,515	—	78,248
Net income	—	—	—	232,108	—	—	232,108
Other comprehensive income, net of tax	—	—	—	—	—	638	638
Cash dividends and dividend equivalents ($2.05 per share)	—	—	9,214	(414,301)	—	—	(405,087)

Balance at February 2, 2013	192,604	$2,496	$627,065	$1,553,058	$(990,729)	$29,297	$1,221,187

(1)	600,000 authorized, 249,566 issued and 192,604 outstanding, $0.01 par value common stock at February 2, 2013; 600,000 authorized, 249,566 issued and 193,848 outstanding, $0.01 par value common stock at January 28, 2012; 600,000 authorized, 249,566 issued and 194,366 outstanding, $0.01 par value common stock at January 29, 2011. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at February 2, 2013, January 28, 2012, and January 29, 2011.

(2)	56,962 shares, 55,718 shares, and 55,200 shares at February 2, 2013, January 28, 2012, and January 29, 2011, respectively. During Fiscal 2012, Fiscal 2011, and Fiscal 2010, 7,443 shares, 992 shares, and 3,072 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Operating activities:
Net income	$232,108	$151,705	$140,647
Loss from discontinued operations, net of tax	31,990	23,574	55,084

Income from continuing operations	$264,098	$175,279	$195,731
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	128,397	140,502	141,662
Share-based compensation	66,349	11,724	24,909
Provision for deferred income taxes	(31,418)	4,207	11,885
Tax benefit from share-based payments	14,050	356	15,648
Excess tax benefit from share-based payments	(13,279)	(373)	(12,499)
Foreign currency transaction loss (gain)	100	(325)	117
Loss on impairment of assets	34,869	19,718	—
Realized investment losses	—	—	25,674
Changes in assets and liabilities:
Merchandise inventory	35,202	(73,850)	22,100
Accounts receivable	(6,664)	(3,226)	(3,568)
Prepaid expenses and other	404	(21,051)	(8,758)
Other assets	(8,165)	2,445	(1,358)
Accounts payable	(10,468)	16,636	3,969
Unredeemed gift cards and gift certificates	1,473	3,981	1,713
Deferred lease credits	(11,073)	(9,111)	(9,168)
Accrued compensation and payroll taxes	23,018	7,576	(19,633)
Accrued income and other taxes	(7,408)	(14,566)	11,537
Accrued liabilities	20,186	18,215	10,202

Total adjustments	235,573	102,858	214,685

Net cash provided by operating activities from continuing operations	499,671	278,137	410,416

Investing activities:
Capital expenditures for property and equipment	(93,939)	(89,466)	(75,904)
Acquisition of intangible assets	(1,125)	(34,181)	(2,801)
Purchase of available-for-sale securities	(111,086)	(193,851)	(62,797)
Sale of available-for-sale securities	15,500	240,797	177,472

Net cash (used for) provided by investing activities from continuing operations	(190,650)	(76,701)	35,970

Financing activities:
Payments on capital leases	(3,066)	(3,256)	(2,590)
Repayment of note payable	—	—	(30,000)
Repurchase of common stock as part of publicly announced programs	(173,554)	(15,160)	(216,070)
Repurchase of common stock from employees	(4,125)	(2,189)	(18,041)
Net proceeds from stock options exercised	76,401	5,098	7,272
Excess tax benefit from share-based payments	13,279	373	12,499
Cash used to net settle equity awards		—	(6,434)
Cash dividends paid	(403,490)	(85,592)	(183,166)

Net cash used for financing activities from continuing operations	(494,555)	(100,726)	(436,530)

Effect of exchange rates on cash	504	798	1,394

Cash flows of discontinued operations
Net cash used for operating activities	(24,616)	(38,881)	(29,003)
Net cash used for investing activities	(780)	(10,675)	(8,361)
Net cash used for financing activities	—	—	—
Effect of exchange rates on cash	—	—	—

Net cash used for discontinued operations	(25,396)	(49,556)	(37,617)

Net (decrease) increase in cash and cash equivalents	(210,426)	51,952	(26,367)
Cash and cash equivalents — beginning of period	719,545	667,593	693,960

Cash and cash equivalents — end of period	$509,119	$719,545	667,593

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 2, 2013

1.	Business Operations

American Eagle Outfitters, Inc. (the “Company”), a Delaware corporation, operates under the American Eagle Outfitters® (“AEO”) and aerie® by American Eagle Outfitters® (“aerie”) brands. The Company operated 77kids by American Eagle Outfitters® (“77kids”) until its exit in Fiscal 2012 and the MARTIN+OSA® brand (“M+O”) until its closure during Fiscal 2010.

Founded in 1977, American Eagle Outfitters is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and Canada, and online at ae.com. Through its family of brands, the Company offers high quality, on-trend clothing, accessories and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 81 countries worldwide.

Merchandise Mix

The following table sets forth the approximate consolidated percentage of total net revenue from continuing operations attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Men’s apparel and accessories	39%	40%	40%
Women’s apparel and accessories (excluding aerie)	52%	51%	51%
aerie	9%	9%	9%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At February 2, 2013, the Company operated in one reportable segment.

The Company exited its 77kids brand in Fiscal 2012 and its M+O brand in Fiscal 2010. These Consolidated Financial Statements reflect the results of 77kids and M+O as discontinued operations for all periods presented.

Fiscal Year

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2013” refers to the 52 week period ending February 1, 2014. “Fiscal 2012” refers to the 53 week period ended February 2, 2013. “Fiscal 2011”, “Fiscal 2010,” “Fiscal 2009” and “Fiscal 2008” refer to the 52 week periods ended January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of February 2, 2013, short-term investments include treasury bills and term-deposits purchased with a maturity of greater than three months, but less than one year.

Long-term investments are included within other assets on the Company’s Consolidated Balance Sheets. As of February 2, 2013, the Company held no long-term investments.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents and investments.

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

There was no net impairment loss recognized in earnings during Fiscal 2012 and Fiscal 2011.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During Fiscal 2012, the Company recorded asset impairment charges of $34.9 million consisting of the impairment of 52 retail stores, which is recorded as a loss on impairment of assets in the Consolidated Statements of Operations. This impairment was recorded based on the results of the Company’s evaluation of stores that considered performance during the holiday selling season and strategic decisions made in the fourth quarter of Fiscal 2012 regarding the rebalancing of our store fleet. The Company determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores assets. Additionally, the Company recorded $16.6 million of store asset impairment charges related to two underperforming 77kids stores which is recorded in Discontinued Operations.

During Fiscal 2011, the Company recorded asset impairment charges of $19.2 million consisting of the impairment of 57 retail stores, largely related to the aerie brand, which is recorded as a loss on impairment of assets in the Consolidated Statements of Operations. Based on the Company’s review of the operating performance and projections of future performance of these stores, the Company determined that they would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in them. Additionally, the Company recorded $1.6 million of store asset impairment charges related to two underperforming 77kids stores which is recorded in Discontinued Operations.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations for 77kids.

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations and Canadian business. In accordance with ASC 350, Intangibles- Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 2, 2013. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during Fiscal 2012, Fiscal 2011 or Fiscal 2010.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and aerie brands. These credit cards are issued by a third-party bank (the “Bank”), and the Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in the credit card rewards program. Customers who make purchases at AEO and aerie earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO Visa Card customers who make purchases at other retailers where the card is accepted earn additional discounts. Savings certificates are valid for 90 days from issuance.

Points earned under the credit card rewards program on purchases at AEO and aerie are accounted for by analogy to ASC 605-25, Revenue Recognition, Multiple Element Arrangements (“ASC 605-25”). The Company believes that points earned under its point and loyalty programs represent deliverables in a multiple element arrangement rather than a rebate or refund of cash. Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire. Additionally, credit card reward points earned on non-AEO or aerie purchases are accounted for in accordance with ASC 605-25. As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.

The Company offers its customers the AEREWARDS® loyalty program (the “Program”). Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds during three-month earning periods. Rewards earned during these periods are valid through the stated

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration date, which is approximately one month from the mailing date of the reward. These rewards can be redeemed for a discount on a purchase of merchandise. Rewards not redeemed during the one-month redemption period are forfeited. The Company determined that rewards earned using the Program should be accounted for in accordance with ASC 605-25. Accordingly, the portion of the sales revenue attributed to the award credits is deferred and recognized when the awards are redeemed or expire.

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

Revenue Recognition

Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the impact of adjustments to its sales return reserve quarterly within total net revenue and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages.

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Beginning balance	$2,929	$3,663	$4,703
Returns	(86,895)	(76,423)	(69,807)
Provisions	88,447	75,689	68,767

Ending balance	$4,481	$2,929	$3,663

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue is not recorded on the purchase of gift cards. A current liability is recorded upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of total net revenue. For further information on the Company’s gift card program, refer to the Gift Cards caption below.

The Company recognizes royalty revenue generated from its franchise agreements based upon a percentage of merchandise sales by the franchisee. This revenue is recorded as a component of total net revenue when earned.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively “merchandise costs”) and buying, occupancy and warehousing costs. Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Merchandise margin is the difference between total net revenue and merchandise costs. Gross profit is the difference between total net revenue and cost of sales.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of February 2, 2013 and January 28, 2012, the Company had prepaid advertising expense of $8.4 million and $7.7 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $90.0 million, $66.5 million and $60.7 million in advertising expense during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

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

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded gift card breakage of $8.9 million, $6.5 million and $5.5 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Cash paid during the periods for:
Income taxes	$142,009	$99,756	$45,737
Interest	$348	$—	$191

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified three operating segments (American Eagle Outfitters® Brand US and Canadian stores, aerie® by American Eagle Outfitters® retail stores and AEO Direct) that reflect the Company’s operational structure as well as the business’s internal view of analyzing results and allocating resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized geographical information:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Total net revenue:
United States	$3,131,464	$2,810,560	$2,654,778
Foreign (1)	344,338	309,506	290,516

Total net revenue	$3,475,802	$3,120,065	$2,945,294

(1)	Amounts represent sales from American Eagle Outfitters and aerie Canadian retail stores, AEO Direct sales that are billed to and/or shipped to foreign countries and international franchise revenue.

(In thousands)	February 2, 2013	January 28, 2012
Long-lived assets, net:
United States	$483,706	$580,161
Foreign	75,547	53,302

Total long-lived assets, net	$559,253	$633,463

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	February 2, 2013	January 28, 2012
Cash and cash equivalents:
Cash	$257,191	$548,728
Money-market	221,929	131,785
Commercial paper	29,999	29,998
Treasury bills	—	9,034

Total cash and cash equivalents	$509,119	$719,545
Short-term investments:
Treasury bills	$109,305	$19,999
Term-deposits	12,568	—
State and local government ARS	—	5,500

Total short-term investments	$121,873	$25,499
Long-term investments:
ARS Call Option	$—	$847

Total long-term investments	$—	$847

Total	$630,992	$745,891

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from the sale of available-for-sale securities were $15.5 million, $240.8 million and $177.5 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. The purchases of available-for-sale securities for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $111.1 million, $193.9 million and $62.8 million, respectively. At February 2, 2013 and January 28, 2012, the fair value of all available for sale securities approximated par, with no gross unrealized holding gains or losses.

During Fiscal 2010, the Company liquidated ARS investments with $191.4 million of carrying value for proceeds of $177.5 million and a realized loss of $24.4 million (of which $10.9 million had previously been included in OCI on the Company’s Consolidated Balance Sheets). The ARS securities sold during Fiscal 2010 included $119.7 million of par value ARS securities whereby the Company entered into a settlement agreement under which a financial institution (the “purchaser”) purchased the ARS at a discount to par, plus accrued interest. Additionally, under this agreement, the Company retained a right (the “ARS Call Option”), for a period ending October 29, 2013 to: (a) repurchase any or all of the ARS securities sold at the agreed upon purchase prices received from the purchaser plus accrued interest; and/or (b) receive additional proceeds from the purchaser upon certain redemptions of the ARS securities sold. The ARS Call Option right was fully utilized during Fiscal 2012, with no remaining value existing at the end of Fiscal 2012.

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

As of February 2, 2013 and January 28, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and investments, as well as Auction Rate Securities (“ARS”) last year.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012:

	Fair Value Measurements at February 2, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$257,191	$257,191	$—	$—
Money-market	221,929	221,929	—	—
Commercial paper	29,999	29,999	—	—

Total cash and cash equivalents	$509,119	$509,119	$—	$—
Short-term investments
Treasury bills	$109,305	$109,305	$—	$—
Term-deposits	12,568	12,568	—	—

Total short-term investments	$121,873	$121,873	$—	$—

Total	$630,992	$630,992	$—	$—

	Fair Value Measurements at January 28, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$548,728	$548,728	$—	$—
Money-market	131,785	131,785	—	—
Commercial paper	29,998	29,998	—	—
Treasury bills	9,034	9,034	—	—

Total cash and cash equivalents	$719,545	$719,545	$—	$—
Short-term investments
Treasury bills	$19,999	$19,999	$—	$—
State and local government ARS	5,500	—	—	5,500

Total short-term investments	$25,499	$19,999	$—	$5,500
Long-term investments
ARS Call Option	$847	$—	$—	$847

Total long-term investments	$847	$—	$—	$847

Total	$745,891	$739,544	$—	$6,347

The Company uses a discounted cash flow (“DCF”) model to value its Level 3 investments. For Fiscal 2012, there were no Level 3 investments that required the use of a DCF model. For Fiscal 2011, the assumptions in the Company’s model for Level 3 investments, excluding the ARS Call Option, included a recovery period of five months, a discount factor for yield of 0.1% and illiquidity of 0.5%.These assumptions are subjective and are based on the Company’s current judgment and view of current market conditions. The use of different assumptions would not result in a material change to the valuation.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the discounted cash flow analysis, no impairment loss on investment securities was recorded for Fiscal 2012 or Fiscal 2011.

The fair value of the ARS Call Option described in Note 3 to the Consolidated Financial Statements was also estimated using a discounted cash flow model. The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS. The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term. Changes in the fair values of the ARS Call Option were recorded within the Consolidated Statements of Operations.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Level 3 (Unobservable inputs)
(In thousands)	Total	Auction- Rate Municipal Securities	ARS Call Option
Balance at January 29, 2011	$9,615	$9,200	$415
Settlements	(3,700)	(3,700)
Gains:
Reported in earnings	432		432

Balance at January 28, 2012	$6,347	$5,500	$847

Settlements	(6,043)	(5,500)	(543)
Losses:
Reported in earnings	(304)	—	(304)

Balance at February 2, 2013	$—	$—	$—

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of February 2, 2013, the Company concluded that its goodwill was not impaired.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2012 and Fiscal 2011, certain long-lived assets related to the Company’s retail stores were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss of $34.9 million and $19.2 million, respectively, which is recorded as a loss on impairment of assets within the Consolidated Statements of Operations. The fair value of the impaired assets after the recorded loss is an immaterial amount.

The fair value of the Company’s stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
(In thousands, except per share amounts)	February 2, 2013	January 28, 2012	January 29, 2011
Weighted average common shares outstanding:
Basic number of common shares outstanding	196,211	194,445	199,979
Dilutive effect of stock options and non-vested restricted stock	4,454	1,869	1,839

Dilutive number of common shares outstanding	200,665	196,314	201,818

Equity awards to purchase approximately 1.5 million, 7.2 million and 7.9 million shares of common stock during the Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for Fiscal 2011 and Fiscal 2010, approximately 1.9 million and 0.7 million shares, respectively, of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals. For Fiscal 2012, there were no performance-based restricted stock awards excluded in the computation of weighted average diluted common share amounts as they are probable of vesting.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.	Accounts Receivable

Accounts receivable are comprised of the following:

(In thousands)	February 2, 2013	January 28, 2012
Franchise receivable	$24,521	$20,108
Merchandise sell-offs	6,880	1,955
Marketing cost reimbursements	6,172	4,182
Gift card receivable	1,084	4,113
Other Items	7,664	9,952

Total	$46,321	$40,310

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consists of the following:

(In thousands)	February 2, 2013	January 28, 2012
Land	$6,364	$6,364
Buildings	153,729	153,538
Leasehold improvements	591,736	638,496
Fixtures and equipment	671,075	656,337
Construction in progress	8,725	3,787

Property and equipment, at cost	$1,431,630	$1,458,522
Less: Accumulated depreciation	(921,997)	(876,360)

Property and equipment, net	$509,633	$582,162

Depreciation expense is summarized as follows:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Depreciation expense	$122,756	$135,244	$138,329

Additionally, during Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recorded $3.7 million, $3.4 million and $2.7 million, respectively, related to asset write-offs within depreciation and amortization expense.

8.	Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. During Fiscal 2011, the Company purchased $34.2 million of trademark assets primarily to support its international expansion strategy. The following table represents intangible assets as of February 2, 2013 and January 28, 2012:

(In thousands)	February 2, 2013	January 28, 2012
Trademarks, at cost	$44,272	$44,142
Less: Accumulated amortization	(6,136)	(4,310)

Intangible assets, net	$38,136	$39,832

Amortization expense is summarized as follows:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Amortization expense	$1,952	$1,828	$625

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the estimated future amortization expense for intangible assets existing as of February 2, 2013 for the next five Fiscal Years:

(In thousands)	Future Amortization
2013	$1,965
2014	1,965
2015	1,961
2016	1,920
2017	1,920

9.	Other Credit Arrangements

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

As of February 2, 2013, the Company was in compliance with the terms of the Credit Agreement and had $7.7 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of February 2, 2013, the Company had outstanding trade letters of credit of $25.6 million.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Store rent:
Fixed minimum	$250,844	$246,096	$229,187
Contingent	9,758	7,618	8,182

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$260,602	$253,714	$237,369
Offices, distribution facilities, equipment and other	14,960	15,989	16,300

Total rent expense	$275,562	$269,704	$253,669

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at February 2, 2013:

(In thousands)	Future Minimum Lease Obligations
Fiscal years:
2013	$257,543
2014	240,578
2015	223,209
2016	199,590
2017	173,653
Thereafter	570,384

Total	$1,664,957

11.	Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

(In thousands)	Before Tax Amount	Tax Benefit (Expense)	Other Comprehensive Income
Balance at January 30, 2010	$12,927	$3,911	$16,838

Temporary reversal of impairment related to ARS	(1,830)	690	(1,140)
Reclassification adjustment for realized losses in net income related to investment securities	12,142	(4,601)	7,541
Foreign currency translation gain	4,833	—	4,833

Balance at January 29, 2011	$28,072	$—	$28,072

Foreign currency translation gain	587	—	587

Balance at January 28, 2012	$28,659	$—	$28,659

Foreign currency translation gain	638	—	638

Balance at February 2, 2013	$29,297	$—	$29,297

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income consists only of foreign currency translation adjustment as of February 2, 2013 and January 28, 2012.

12.	Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $66.3 million ($40.9 million, net of tax), $11.7 million ($7.2 million, net of tax) and $24.9 million ($15.4 million, net of tax), respectively.

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

At February 2, 2013, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

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

2005 Stock Award and Incentive Plan

The 2005 Plan was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, SAR, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was subsequently amended in Fiscal 2009 to increase the shares available for grant to 31.9 million without taking into consideration 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock that had been previously granted under the 2005 plan to employees and directors (without considering cancellations as of January 31, 2009 of awards for 2.9 million shares). The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year for options and SAR and no more than 4.0 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year. The 2005 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2005 Plan. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through February 2, 2013, 16.6 million non-qualified stock options, 0.8 million shares of restricted stock and 0.2 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 10.6 million shares). Approximately 97% of the options granted under the 2005 Plan vest over three years, 2% vest over one year and 1% vest over five years. Options were granted for ten and seven year terms. Approximately 56% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 44% of the restricted stock awards are time-based and vest over three years.

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

A summary of the Company’s stock option activity under all plans for Fiscal 2012 follows:

	For the Year Ended February 2, 2013
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding — January 28, 2012	11,197	$15.31
Granted	1,666	$14.35
Exercised(1)	(6,666)	$11.42
Cancelled	(1,568)	$22.34

Outstanding — February 2, 2013	4,629	$16.29	3.3	$23,102

Vested and expected to vest — February 2, 2013	4,552	$16.33	3.3	$22,618

Exercisable — February 2, 2013(2)	2,733	$14.92	2.9	$14,962

(1)	Options exercised during Fiscal 2012 ranged in price from $4.24 to $22.46.

(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at February 2, 2013.

The weighted-average grant date fair value of stock options granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $3.72, $4.73 and $5.19, respectively. The aggregate intrinsic value of options exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $57.4 million, $2.8 million and $11.7 million, respectively. Cash

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received from the exercise of stock options and the actual tax benefit realized from share-based payments was $76.4 million and $14.1 million, respectively, for Fiscal 2012. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $5.1 million and $0.4 million, respectively, for Fiscal 2011. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.3 million and $15.6 million, respectively, for Fiscal 2010.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
Black-Scholes Option Valuation Assumptions	February 2, 2013		January 28, 2012		January 29, 2011
Risk-free interest rates(1)	0.6%		2.1%		2.3%
Dividend yield	2.8%		2.6%		2.1%
Volatility factors of the expected market price of the Company’s common stock(2)	41.2%		42.7%		40.2%
Weighted-average expected term(3)	4.0	years	5.0	years	4.5	years
Expected forfeiture rate (4)	8.0%		8.0%		8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 were determined based on historical experience.

(4)	Based on historical experience.

As of February 2, 2013, there was $2.0 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 22 months.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	For the year ended February 2, 2013		For the year ended February 2, 2013
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested — January 28, 2012	1,784	$15.73	1,762	$14.23
Granted	1,497	14.77	888	14.76
Vested	(1,074)	16.65	—	—
Cancelled/Forfeited	(821)	15.83	(564)	12.56

Nonvested — February 2, 2013	1,386	$13.91	2,086	$14.91

As of February 2, 2013, there was $5.9 million of unrecognized compensation expense related to nonvested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 0.8 years. Additionally, there was $11.3 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement performance goals are probable over a one to three year period.

As of February 2, 2013, the Company had 22.9 million shares available for all equity grants.

13.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 1/2 years of age. In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 50% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $15.8 million, $8.7 million and $11.4 million in expense during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, in connection with the Retirement Plan.

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

14.	Income Taxes

The components of income before income taxes from continuing operations were:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
U.S.	$381,131	$256,352	$280,699
Foreign	20,907	18,857	36,676

Total	$402,038	$275,209	$317,375

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	February 2, 2013	January 28, 2012
Deferred tax assets:
Deferred compensation	$38,770	$31,379
Rent	27,208	27,642
Employee compensation and benefits	18,738	6,345
Foreign tax credits	16,874	22,302
Capital loss carryforward	15,986	18,440
Inventories	8,575	11,734
State tax credits	5,770	6,105
Other	14,196	16,373

Gross deferred tax assets	146,117	140,320
Valuation allowance	(15,986)	(18,440)

Total deferred tax assets	$130,131	$121,880

Deferred tax liabilities:
Property and equipment	$(35,130)	$(55,503)
Prepaid expenses	(5,489)	(4,149)

Total deferred tax liabilities	$(40,619)	$(59,652)

Total deferred tax assets, net	$89,512	$62,228

Classification in the Consolidated Balance Sheet:
Current deferred tax assets	$58,230	$48,761
Noncurrent deferred tax assets	31,282	13,467

Total deferred tax assets	$89,512	$62,228

The net increase in deferred tax assets and liabilities was primarily due to an increase in the deferred tax assets for employee compensation and benefits and a decrease in the deferred income tax liability for property and equipment basis differences.

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal	$143,612	$76,389	$96,438
Foreign taxes	6,939	6,621	13,429
State	18,845	12,801	10,665

Total current	169,396	95,811	120,532

Deferred:
Federal	$(26,063)	$7,077	$(213)
Foreign taxes	(1,486)	(1,120)	(991)
State	(3,907)	(1,838)	2,316

Total deferred	(31,456)	4,119	1,112

Provision for income taxes	$137,940	$99,930	$121,644

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2012, Fiscal 2011 and Fiscal 2010 in the amounts of $14.1 million, $0.4 million and $15.6 million, respectively.

The Company plans to indefinitely reinvest the accumulated earnings since Fiscal 2009 of our Canadian subsidiaries outside of the United States. Accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of the earnings in the form of dividends or otherwise, the Company would be subject to income and withholding taxes offset by foreign tax credits. As of February 2, 2013 and January 28, 2012, the unremitted earnings of our Canadian subsidiaries were approximately $88 million (USD) and $72 million (USD), respectively.

As of February 2, 2013, the gross amount of unrecognized tax benefits was $17.3 million, of which $11.3 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of January 28, 2012 was $31.6 million, of which $22.8 million would affect the effective income tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Unrecognized tax benefits, beginning of the year balance	$31,578	$31,108	$31,649
Increases in tax positions of prior periods	—	932	1,069
Decreases in tax positions of prior periods	(10,385)	(2,106)	(3,801)
Increases in current period tax positions	2,458	2,782	2,707
Settlements	(4,809)	(1,073)	(6)
Lapse of statute of limitations	(1,592)	(65)	(510)

Unrecognized tax benefits, end of the year balance	$17,250	$31,578	$31,108

Unrecognized tax benefits decreased by $14.3 million during Fiscal 2012 and increased by $0.5 million during Fiscal 2011. The unrecognized tax benefit changes were primarily related to federal and state income tax settlements and other changes in income tax reserves. Over the next twelve months the Company does not anticipate any significant changes to unrecognized tax benefits.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $1.8 million and $7.9 million as of February 2, 2013 and January 28, 2012, respectively. During Fiscal 2012, the Company recognized a net benefit of $4.8 million in the provision for income taxes related to the reversal of accrued interest and penalties primarily due to federal and state income tax settlements. An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2011 and Fiscal 2010.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal income tax returns for the tax year ended January 2010 was completed in December 2012. Accordingly, all years prior to January 2011 are no longer subject to U.S. federal income tax examinations by tax authorities. An IRS examination of the January 2012 federal income tax return began in February 2013. Additionally, the Company

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is participating in the IRS’s Compliance Assurance Process (CAP) for the year ended February 1, 2014. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flow. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company has foreign tax credit carryovers in the amount of $16.9 million and $22.3 million as of February 2, 2013 and January 28, 2012, respectively. The foreign tax credit carryovers expire in Fiscal 2019 to the extent not utilized. No valuation allowance has been recorded on the foreign tax credit carryovers as the Company believes it is more likely than not the foreign tax credits will be utilized prior to expiration.

The Company has been certified to qualify for nonrefundable incentive tax credits in Kansas for expenditures related to the Ottawa, Kansas distribution center. As a result, the Company has a deferred tax asset related to Kansas income tax credit carryforwards of $5.7 million (net of federal income taxes) as of February 2, 2013 and $6.1 million (net of federal income taxes) as of January 28, 2012. These income tax credits can be utilized to offset future Kansas income taxes and have a carryforward period of 10-16 years. They will begin to expire in Fiscal 2018. Due to a favorable incentive agreement with the Kansas Department of Commerce in Fiscal 2010, the Company released a $5.0 million valuation allowance that had been previously recorded related to the Company’s Kansas income tax credit carryforward.

The Company has capital loss carryovers in the amount of $16.0 million and $18.4 million as of February 2, 2013 and January 28, 2012, respectively. These capital losses are subject to a three year carryback period and a five year carryforward period for tax purposes. The capital losses generally will expire in Fiscal 2014 and Fiscal 2015. Due to the contingencies related to the future use of these capital losses, we believe it is more likely than not that the full benefit of this asset will not be realized within the carryforward period. Thus, the Company has recorded a valuation allowance on the capital loss carryovers. Income tax benefits of $2.4 million and $2.0 million were recognized during Fiscal 2012 and Fiscal 2011, respectively, as a result of the reduction in the valuation allowance due to the receipt of proceeds related to the ARS Call Option.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	3	3
Valuation allowance changes, net	(1)	(1)	1
Tax settlements	(3)	(1)	(1)

	34%	36%	38%

15.	Discontinued Operations

On May 18, 2012, the Company announced plans to exit the 77kids business, which included all 22 stores and related e-commerce operations. Effective August 3, 2012, the Company completed the sale of the 77kids business to a third party, which included store assets, the related on-line business, inventory and a temporary license to use the 77kids name through January 2013. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the third party purchaser has assumed certain liabilities associated with the 77kids business and paid the Company an amount equal to 65% of the cost of the acquired inventory. All prior year inventory balances for 77kids have been recorded as an asset held for sale on the Company’s Consolidated Balance Sheets. The Company is complete with the exit of 77kids and incurred total after-tax losses of $32.0 million in Fiscal 2012.

In connection with the exit of the 77kids business, the Company is secondarily liable for obligations under the lease agreements for 21 store leases assumed by the third party purchaser. These obligations will remain in effect until the leases expire through 2022, unless the Company otherwise is released by the applicable landlord. In the event that the third party purchaser does not fulfill its obligations under any of the leases and the Company is required to make any such payments, the Company would seek full reimbursement from the third party purchaser in accordance with the asset purchase agreement. The third party purchaser has provided a stand-by letter of credit to the Company in order to secure payment of obligations under the leases.

In accordance with ASC 460, Guarantees (“ASC 460”), as we became secondarily liable under the leases at the time that we transferred them to the third party, no amounts have been accrued in our Consolidated Financial Statements related to these guarantees.

Costs associated with exit or disposal activities are recorded when incurred. A summary of the pre-tax exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for 77kids are as follows. There were no exit or disposal costs recognized in Fiscal 2011 or Fiscal 2010 related to 77kids.

For the Year Ended
(In thousands)	February 2, 2013
Non-cash charges
Asset impairments	$16,623
Cash charges
Lease-related charges	7,768
Inventory charges	10,237
Severence charges	3,439

Total charges	$38,067

A rollforward of the liabilities for the exit of the 77kids brand recognized in the Consolidated Balance Sheets is as follows:

(In thousands)	February 2, 2013
Accrued liability as of January 28, 2012	$—
Add: Costs incurred, excluding non-cash charges	13,676
Less: Cash payments	(13,676)

Accrued liability as of February 2, 2013	$—

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is also complete with the closure of the M+O brand and a summary of the pre-tax exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement during Fiscal 2010 are as follows. There were no exit or disposal costs recognized in Fiscal 2012 or Fiscal 2011 related to M+O.

For the Year Ended
(In thousands)	January 29, 2011
Non-cash charges
Asset impairments	$17,980
Cash charges
Lease-related charges (1)	15,377
Inventory charges	2,422
Severence charges	7,660

Total charges	$43,439

(1)	Presented net of the reversal of non-cash lease credits.

The tables below present the significant components of 77kids’ and M+O’s results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

	For the Year Ended February 2, 2013
	77kids	M+O	Total
Total net revenue	$20,117	$—	$20,117

Loss from discontinued operations, before income taxes (1)	$(51,839)	$—	$(51,839)
Income tax benefit	19,849	—	19,849

Loss from discontinued operations, net of tax	$(31,990)	$—	$(31,990)

Loss per common share from discontinued operations:
Basic	$(0.16)	$—	$(0.16)
Diluted	$(0.16)	$—	$(0.16)

(1)	Loss from discontinued operations is presented net of the reversal of non-cash lease credits

	For the Year Ended January 28, 2012
	77kids	M+O	Total
Total net revenue	$39,753	$—	$39,753

Loss from discontinued operations, before income taxes	$(38,199)	$—	$(38,199)
Income tax benefit	14,625	—	14,625

Loss from discontinued operations, net of tax	$(23,574)	$—	$(23,574)

Loss per common share from discontinued operations:
Basic	$(0.12)	$—	$(0.12)
Diluted	$(0.12)	$—	$(0.12)

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended January 29, 2011
	77kids	M+O	Total
Total net revenue	$22,265	$21,881	$44,146

Loss from discontinued operations, before income taxes	$(22,291)	$(66,959)	$(89,250)
Income tax benefit	8,494	25,672	34,166

Loss from discontinued operations, net of tax	$(13,797)	$(41,287)	$(55,084)

Loss per common share from discontinued operations:
Basic	$(0.07)	$(0.21)	$(0.28)
Diluted	$(0.07)	$(0.20)	$(0.27)

The major classes of assets and liabilities included in the Consolidated Balance Sheets for 77kids at January 28, 2012 are as follows. There were no assets or liabilities included in the Consolidated Balance Sheets for M+O as of February 2, 2013 or January 28, 2012. There were no assets or liabilities included in the Consolidated Balance Sheets for 77kids as of February 2, 2013.

(In thousands)	January 28, 2012
Current assets	$10,912
Non-current assets	15,722

Total assets(1)	$26,634

Total current liabilities	$5,838
Total non-current liabilities	2,646

Total liabilities	$8,484

(1)	Current assets relate to merchandise inventory classified as an asset held for sale on the Company’s Consolidated Balance Sheets. Non-current assets relate primarily to property and equipment at cost, net of, accumulated depreciation.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2012 Quarters Ended
(In thousands, except per share amounts)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Total net revenue	$708,695	$739,680	$910,374	$1,117,053

Gross profit	$274,913	$276,564	$379,090	$459,755

Income from continuing operations	44,035	42,846	82,441	94,776
Loss from discontinued operations	(4,338)	(23,819)	(3,833)	—

Net income	$39,697	$19,027	$78,608	$94,776

Basic per common share amounts:
Income from continuing operations	$.22	$0.22	$0.42	$0.48
Loss from discontinued operations	(0.02)	(0.12)	(0.02)	—

Basic net income per common share	$0.20	$0.10	$0.40	$0.48

Diluted per common share amounts:
Income from continuing operations	$.22	$0.21	$0.41	$0.47
Loss from discontinued operations	(0.02)	(0.12)	(0.02)	—

Diluted net income per common share	$0.20	$0.09	$0.39	$0.47

	Fiscal 2011 Quarters Ended
(In thousands, except per share amounts)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Total net revenue	$603,084	$669,120	$819,419	$1,028,442

Gross profit	$233,819	$236,178	$312,255	$362,342

Income from continuing operations	31,871	25,092	57,951	60,365
Loss from discontinued operations	(3,546)	(5,423)	(5,524)	(9,081)

Net income	$28,325	$19,669	$52,427	$51,284

Basic per common share amounts:
Income from continuing operations	$0.16	$0.13	$0.30	$0.31
Loss from discontinued operations	(0.02)	(0.03)	(0.03)	(0.05)

Basic net income per common share	$0.14	$0.10	$0.27	$0.26

Diluted per common share amounts:
Income from continuing operations	$0.16	$0.13	$0.30	$0.31
Loss from discontinued operations	(0.02)	(0.03)	(0.03)	(0.05)

Diluted net income per common share	$0.14	$0.10	$0.27	$0.26

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

Subsequent to the end of Fiscal 2012, the Company mutually terminated its store license agreement (the “Agreement”) with Dickson Concepts (International) Limited (“Dickson”) for Hong Kong, Macau, China and other designated territories in Asia (the “Territory”).

Pursuant to an amendment to the Agreement, effective February 4, 2013, the Company paid to Dickson $10 million USD to terminate Dickson’s right to open additional stores in the Territory, beyond the six existing American Eagle Outfitters Stores in Hong Kong and China (“the Six Stores”).

A separate agreement, dated February 4, 2013 (the “Termination Agreement”), terminates all of Dickson’s remaining rights under the Agreement. Under the Termination Agreement, the Company will acquire the Six Stores and related assets operated by Dickson. It is anticipated that the Company will pay Dickson approximately $11 million USD under the Termination Agreement, subject to adjustments, and that this transaction will close, following completion of customary conditions, in the second or third quarter of 2013. The Company entered into the Termination Agreement in order to further support its long-term global expansion strategy.

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

In connection with the preparation of this Annual Report on Form 10-K as of February 2, 2013, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of February 2, 2013.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Eagle Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of February 2, 2013 and January 28, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013 of American Eagle Outfitters, Inc. and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 12, 2013

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012
Consolidated Statements of Operations for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011
Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

4.1	See Amended and Restated Certificate of Incorporation, as amended, in Exhibit 3.1 hereof

4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof

10.1^	Form of the Registrant’s 1994 Stock Option Plan(3)

10.2^	Form of Indemnification Agreement(4)

10.3^	Employee Stock Purchase Plan(5)

10.4^	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(6)

10.5^	Deferred Compensation Plan, as amended(7)

10.6^	Employment Agreement between the Registrant and Thomas DiDonato, dated June 29, 2005(8)

10.7^	Form of Director Deferred Compensation Agreement(9)

10.8^	Form of 409A Addendum(10)

10.9^	Form of Long Term Incentive Compensation Plan Confidentiality, non-solicitation, non-competition and Intellectual Property Agreement(11)

10.10^	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(12)

10.11^	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(13)

10.12^	2005 Stock Award and Incentive Plan, as amended(14)

10.13^	Employment Agreement between the Registrant and James V. O’Donnell, as amended, dated January 11, 2010(15)

10.14^	Form of Change in Control Agreement dated April 21, 2010(16)

10.15^	Retirement Agreement between the Registrant and Joseph Kerin, dated November 24, 2010(17)

10.16^	Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement(18)

10.17^	Chief Executive Officer Employment Agreement between the Registrant and Robert L. Hanson, dated November 14, 2011(19)

10.18^	Change in Control Agreement between the Registrant and Robert L. Hanson, dated November 14, 2011(20)

10.19^	Succession Agreement between the Registrant and James V. O’Donnell, dated January 28, 2012(21)

10.20^	Second Amended and Restated Employment Agreement between the Registrant and Roger S. Markfield, dated February 24, 2012(22)

10.21	Credit Agreement, dated March 2, 2012, among American Eagle Outfitters Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and HSBC Bank USA, N.A. as administrative agent for the lenders, and certain other parties and agents(23)

10.22^	Separation and Release Agreement between the Registrant and Joan H. Hilson, dated May 18, 2012(24)

10.23^	Employment Agreement between the Registrant and Mary M. Boland, dated May 30, 2012(25)

Exhibit Number	Description

10.24^	Change in Control Agreement between the Registrant and Mary M. Boland, dated July 25, 2012(26)

10.25^	Employment Agreement between the Registrant and Sherry Harris, dated November 5, 2012(27)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated November 20, 2007, filed November 26, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(5)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(6)	Previously files as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended October 29, 2005, filed December 5, 2005 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(10)	Previously filed as Exhibit 10.3 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 20, 2008, filed May 23, 2008 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(14)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders held on June 16, 2009 held on June 16, 2009, filed May 4, 2009 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 11, 2010, filed January 12, 2010 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 21, 2010, filed April 26, 2010 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.24 to the Form 10-K dated January 29, 2011, filed March 11, 2011 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.25 to the Form 10-K dated January 29, 2011, filed on March 11, 2011 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.1 to the Form 8-K dated November 14, 2011, filed November 18, 2011 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.2 to the Form 8-K dated November 14, 2011, filed November 18, 2011 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated January 18, 2012, filed January 20, 2012 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 24, 2012, filed February 24, 2012 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 2, 2012, filed March 8, 2012 and incorporated herein by reference.

(24)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 18, 2012, filed May 24, 2012 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 24, 2012, filed June 1, 2012 and incorporated herein by reference.

(26)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 25, 2012, filed July 27, 2012 and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.1 to the Form 8-K dated November 5, 2012, filed November 6, 2012 and incorporated herein by reference.

^	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Robert L. Hanson
Robert L. Hanson
Chief Executive Officer

Dated March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 12, 2013.

	Signature	Title

	/s/ Robert L. Hanson Robert L. Hanson	Chief Executive Officer and Director (Principal Executive Officer)

	/s/ Mary M. Boland Mary M. Boland	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

	* Jay L. Schottenstein	Chairman of the Board and Director

	* Michael G. Jesselson	Director

	* Thomas R. Ketteler	Director

	* Roger S. Markfield	Director

	* Cary D. McMillan	Director

	* Janice E. Page	Director

	* Noel J. Spiegel	Director

	* Gerald E. Wedren	Director

*By:	/s/ Mary M. Boland Mary M. Boland, Attorney-in-Fact