Form 10-Q
period 2013-05-04
AMERICAN EAGLE OUTFITTERS INC
filed 2013-05-30
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 192,671,985 Common Shares were outstanding at May 24, 2013.

AMERICAN EAGLE OUTFITTERS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	May 4, 2013	February 2, 2013	April 28, 2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$383,175	$509,119	$713,443
Short-term investments	113,041	121,873	8,587
Merchandise inventory	340,508	332,452	367,695
Assets held for sale	4,528	9,499	19,039
Accounts receivable	55,193	46,321	37,472
Prepaid expenses and other	97,512	73,805	75,433
Deferred income taxes	42,649	58,230	48,358

Total current assets	1,036,606	1,151,299	1,270,027
Property and equipment, at cost, net of accumulated depreciation	522,269	500,134	562,058
Intangible assets, at cost, net of accumulated amortization	37,931	38,136	39,556
Goodwill	11,434	11,484	11,544
Non-current deferred income taxes	23,325	31,282	16,579
Other assets	35,479	23,718	16,688

Total assets	$1,667,044	$1,756,053	$1,916,452

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161,778	$176,874	$133,861
Accrued compensation and payroll taxes	27,993	65,533	21,970
Accrued rent	74,034	77,873	76,550
Accrued income and other taxes	7,948	29,155	14,333
Unredeemed gift cards and gift certificates	33,435	46,458	30,783
Current portion of deferred lease credits	14,219	13,381	14,945
Other liabilities and accrued expenses	27,728	26,628	25,779

Total current liabilities	347,135	435,902	318,221
Non-current liabilities:
Deferred lease credits	69,399	59,571	73,350
Non-current accrued income taxes	19,321	19,011	31,806
Other non-current liabilities	24,064	20,382	22,544

Total non-current liabilities	112,784	98,964	127,700
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566, 249,566 and 249,566 shares issued; 192,617, 192,604 and 195,841 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	583,795	627,065	567,700
Accumulated other comprehensive income	28,795	29,297	30,532
Retained earnings	1,592,706	1,553,058	1,774,205
Treasury stock, 56,949, 56,962 and 53,725 shares, respectively	(1,000,667)	(990,729)	(904,402)

Total stockholders’ equity	1,207,125	1,221,187	1,470,531

Total liabilities and stockholders’ equity	$1,667,044	$1,756,053	$1,916,452

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
(In thousands, except per share amounts)	May 4,	April 28,
	2013	2012
Total net revenue	$679,477	$708,695
Cost of sales, including certain buying, occupancy and warehousing expenses	415,868	433,782

Gross profit	263,609	274,913
Selling, general and administrative expenses	182,253	178,539
Depreciation and amortization expense	35,539	32,066

Operating income	45,817	64,308
Other (expense) income, net	(682)	3,507

Income before income taxes	45,135	67,815
Provision for income taxes	17,159	23,780

Income from continuing operations	$27,976	$44,035
Loss from discontinued operations, net of tax	—	(4,338)

Net income	$27,976	$39,697

Basic income per common share:
Income from continuing operations	$0.14	$0.22
Loss from discontinued operations	—	($0.02)

Net income per basic share	$0.14	$0.20

Diluted income per common share:
Income from continuing operations	$0.14	$0.22
Loss from discontinued operations	—	($0.02)

Net income per diluted share	$0.14	$0.20

Cash dividends per common share	—	$0.11

Weighted average common shares outstanding—basic	192,710	194,890
Weighted average common shares outstanding—diluted	196,718	197,252

Retained earnings, beginning	$1,553,058	$1,771,464
Net income	27,976	39,697
Cash dividends and dividend equivalents	—	(21,945)
Reissuance of treasury stock	11,672	(15,011)

Retained earnings, ending	$1,592,706	$1,774,205

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
(In thousands)	May 4,	April 28,
	2013	2012
Net income	$27,976	$39,697
Other comprehensive income:
Foreign currency translation (loss) gain	(502)	1,873

Other comprehensive (loss) income	(502)	1,873

Comprehensive income	$27,474	$41,570

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	May 4,	April 28,
	2013	2012
Operating activities:
Net income	$27,976	$39,697
Loss from discontinued operations, net of tax	—	4,338

Income from continuing operations	$27,976	$44,035
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35,926	32,591
Share-based compensation	5,289	21,299
Provision for deferred income taxes	23,446	(2,772)
Tax benefit from share-based payments	7,890	4,422
Excess tax benefit from share-based payments	(8,101)	(2,643)
Foreign currency transaction loss (gain)	640	(145)
Changes in assets and liabilities:
Merchandise inventory	(8,375)	426
Accounts receivable	(8,942)	2,570
Prepaid expenses and other	(20,497)	(379)
Other assets	(12,524)	(426)
Accounts payable	(15,811)	(46,766)
Unredeemed gift cards and gift certificates	(12,981)	(14,260)
Deferred lease credits	10,752	1,149
Accrued compensation and payroll taxes	(37,537)	(20,577)
Accrued income and other taxes	(24,103)	(9,527)
Accrued liabilities	(1,732)	9,327

Total adjustments	(66,660)	(25,711)

Net cash (used for) provided by operating activities	(38,684)	18,324
Investing activities:
Capital expenditures for property and equipment	(45,657)	(24,054)
Acquisition of intangible assets	(295)	(220)
Purchase of available-for-sale securities	(15,217)	(3,051)
Sale of available-for-sale securities	23,778	20,119

Net cash used for investing activities	(37,391)	(7,206)
Financing activities:
Payments on capital leases	(2,564)	(923)
Repurchase of common stock as part of publicly announced programs	(33,051)	—
Repurchase of common stock from employees	(23,291)	(4,100)
Net proceeds from stock options exercised	1,523	12,165
Excess tax benefit from share-based payments	8,101	2,643
Cash dividends paid	—	(21,524)

Net cash used for financing activities	(49,282)	(11,739)

Effect of exchange rates changes on cash	(587)	960

Cash flows of discontinued operations
Net cash used for operating activities	—	(5,664)
Net cash used for investing activities	—	(777)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash used for discontinued operations	—	(6,441)
Net decrease in cash and cash equivalents	(125,944)	(6,102)
Cash and cash equivalents—beginning of period	509,119	719,545

Cash and cash equivalents—end of period	$383,175	$713,443

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$33,023	$34,782
Cash paid during the period for interest	$100	$33

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 4, 2013 and April 28, 2012 and for the 13 week periods ended May 4, 2013 and April 28, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2012 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AEO” and the “AE Brand” refer to our American Eagle Outfitters stores. “aerie” refers to our aerie® by American Eagle® stores. “AEO Direct” refers to our e-commerce operations, ae.com and aerie.com. “77kids” refers to the 77kids by american eagle® stores and related e-commerce operations which the Company exited in Fiscal 2012.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At May 4, 2013, the Company operated in one reportable segment.

In Fiscal 2012, the Company announced plans to exit the 77kids business, which included all 22 stores and related e-commerce operations. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, ASU 2013-02 did not have an impact on the Company’s Consolidated Financial Statements.

Foreign Currency Translation

The Canadian dollar (“CAD”) is the functional currency for our Canadian business and the Mexican Peso is the functional currency for our Mexican business. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into United States dollars (“USD”) (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into USD at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income.

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

The Company recognizes royalty revenue generated from its Country License Agreements based on a percentage of merchandise sales by the franchisee. This revenue is recorded as a component of total net revenue when earned.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss for investment securities recognized in earnings during the 13 weeks ended May 4, 2013 or April 28, 2012.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of May 4, 2013, short-term investments include treasury bills and term-deposits with a maturity of greater than three months, but less than one year.

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

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts at the time at which title and risk of loss for the merchandise transfers to the Company.

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

Property and Equipment

Property and equipment is recorded on the basis of cost, including costs to prepare the asset for use, with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

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

The Company had $4.5 million, $9.5 million and $19.0 million of long-lived assets held-for-sale as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively. The $19.0 million of long-lived assets held for sale as of April 28, 2012 includes $9.0 million of merchandise inventory related to 77kids in addition to other long-lived corporate assets. There were no inventory balances for 77kids included in assets held-for-sale as of May 4, 2013 or February 2, 2013.

These long-lived corporate assets held-for-sale are recorded at their estimated net realizable value, less disposal costs. The Company believes it is probable that these assets will be sold within one year.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property, plant and equipment and Note 12 for additional information regarding 77 kids as a discontinued operation.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in the 13 weeks ended May 4, 2013 or April 28, 2012.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During both of the 13 weeks ended May 4, 2013 and April 28, 2012, the Company recorded $1.9 million of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	May 4, 2013	February 2, 2013	April 28, 2012
Cash and cash equivalents:
Cash	$302,188	$257,191	$625,398
Money-market	54,954	221,929	51,915
Commercial paper	20,000	29,999	19,999
Treasury bills	6,033	—	16,131

Total cash and cash equivalents	$383,175	$509,119	$713,443
Short-term investments:
Treasury bills	$103,144	$109,305	$3,087
Term-deposits	9,897	12,568	—
State and local government ARS	—	—	5,500

Total short-term investments	$113,041	$121,873	$8,587

Total	$496,216	$630,992	$722,030

Proceeds from the sale of investments were $23.8 million and $20.1 million for the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. The purchase of investments was $15.2 million and $3.1 million for the 13 weeks ended May 4, 2013 and April 28, 2012, respectively.

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

As of May 4, 2013 and April 28, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 4, 2013 and April 28, 2012:

	Fair Value Measurements at May 4, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$302,188	$302,188	$—	$—
Money-market	54,954	54,954	—	—
Commercial paper	20,000	20,000	—	—
Treasury bills	6,033	6,033	—	—

Total cash and cash equivalents	$383,175	$383,175	$—	$—
Short-term investments:
Treasury bills	$103,144	$103,144	$—	$—
Term-deposits	9,897	9,897	—	—

Total short-term investments	$113,041	$113,041	$—	$—

Total	$496,216	$496,216	$—	$—

	Fair Value Measurements at April 28, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$625,398	$625,398	$—	$—
Money-market	51,915	51,915	—	—
Commercial paper	19,999	19,999	—	—
Treasury bills	16,131	16,131	—	—

Total cash and cash equivalents	$713,443	$713,443	$—	$—
Short-term investments:
State and local government ARS	$5,500	$—	$—	$5,500
Treasury bills	3,087	3,087	—	—

Total short-term investments	$8,587	$3,087	$—	$5,500

Total	$722,030	$716,530	$—	$5,500

The Company uses a discounted cash flow model to value its Level 3 investments. There were no Level 3 investments at May 4, 2013. At April 28, 2012, the assumptions in the Company’s model for Level 3 investments, included a recovery period of two months, a discount factor for yield of 0.1% and illiquidity of 0.5%. These assumptions are subjective. They are based on the Company’s current judgment and its view of current market conditions. The use of different reasonable assumptions would not result in a material change to the valuation.

As a result of the discounted cash flow analysis, no impairment loss was recorded for the 13 weeks ended April 28, 2012.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the 13 weeks ended April 28, 2012 is as follows:

	Level 3 (Unobservable inputs)
(In thousands)	Total	Auction-Rate Municipal Securities
Carrying value at January 28, 2012	$5,500	$5,500
Settlements	—	—

Balance at April 28, 2012	$5,500	$5,500

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

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	May 4,	April 28,
	2013	2012
Weighted average common shares outstanding:
Basic number of common shares outstanding	192,710	194,890
Dilutive effect of stock options and non-vested restricted stock	4,008	2,362

Diluted number of common shares outstanding	196,718	197,252

Equity awards to purchase approximately 1.0 million shares of common stock during the 13 weeks ended May 4, 2013 and approximately 7.7 million shares of common stock during the 13 weeks ended April 28, 2012, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were approximately 0.8 million shares for the 13 weeks ended May 4, 2013 and approximately 0.9 million shares for the 13 weeks ended April 28, 2012 of restricted stock units that were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Additionally, approximately 0.6 million shares of restricted stock units for the 13 weeks ended May 4, 2013 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	May 4,	February 2,	April 28,
	2013	2013	2012
Property and equipment, at cost	$1,452,191	$1,417,933	$1,444,394
Less: Accumulated depreciation	(929,922)	(917,799)	(882,336)

Property and equipment, net	$522,269	$500,134	$562,058

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	May 4,	February 2,	April 28,
	2013	2013	2012
Trademarks, at cost	$44,561	$44,272	$44,362
Less: Accumulated amortization	(6,630)	(6,136)	(4,806)

Intangible assets, net	$37,931	$38,136	$39,556

8. Other Credit Arrangements

In Fiscal 2012, the Company entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes, growth initiatives and the issuance of letters of credit.

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

As of May 4, 2013, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million USD and $25.0 million CAD.

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of May 4, 2013, the Company had outstanding trade letters of credit of $28.1 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 4, 2013 and April 28, 2012 was $5.3 million ($3.3 million, net of tax) and $21.3 million ($13.1 million, net of tax), respectively.

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

A summary of the Company’s stock option activity for the 13 weeks ended May 4, 2013 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding—February 2, 2013	4,629	$16.29
Granted	376	$22.55
Exercised (1)	(107)	$14.29
Cancelled	(12)	$22.15

Outstanding—May 4, 2013	4,886	$16.80	3.4	$16,531

Vested and expected to vest—May 4, 2013	4,807	$16.80	3.3	$16,053

Exercisable—May 4, 2013 (2)	2,443	$13.26	3.6	$8,751

(1)	Options exercised during the 13 weeks ended May 4, 2013 had exercise prices ranging from $4.24 to $19.28.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at May 4, 2013.

The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 4, 2013 was $3.42. The aggregate intrinsic value of options exercised during the 13 weeks ended May 4, 2013 and April 28, 2012 was $0.5 million and $13.1 million, respectively.

Cash received from the exercise of stock options was $1.5 million for the 13 weeks ended May 4, 2013 and $12.2 million for the 13 weeks ended April 28, 2012. The actual tax benefit realized from stock option exercises totaled $8.1 million for the 13 weeks ended May 4, 2013 and $2.6 million for the 13 weeks ended April 28, 2012.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
Black-Scholes Option Valuation Assumptions	May 4,	April 28,
	2013	2012
Risk-free interest rate (1)	0.3%	0.6%
Dividend yield	2.0%	2.8%
Volatility factor (2)	34.4%	41.2%
Weighted-average expected term (3)	2.5 years	4.0 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of May 4, 2013, there was $1.8 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 1.5 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	May 4, 2013		May 4, 2013
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested—February 2, 2013	1,386	$13.91	2,086	$14.91
Granted	846	22.47	814	21.01
Vested	(966)	13.55	(566)	17.39
Cancelled	(37)	14.84	(4)	14.65

Nonvested—May 4, 2013	1,229	$20.05	2,330	$16.78

As of May 4, 2013, there was $21.3 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.7 years. Additionally, there was $23.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals that is probable over a one to three year period.

As of May 4, 2013, the Company had 17.8 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended May 4, 2013 was 38.0% compared to 35.1% for the 13 weeks ended April 28, 2012. The lower effective income tax rate for the 13 weeks ended April 28, 2012 was primarily due to state income tax settlements and proceeds on the sale of certain ARS investments for which no income tax expense was recognized.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 4, 2013 or April 28, 2012. Over the next twelve months the Company does not anticipate any significant changes to unrecognized tax benefits

11. Legal Proceedings

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

12. Discontinued Operations

During Fiscal 2012, the Company exited the 77kids business which included all 22 stores and related e-commerce operations. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented.

Additionally, the third party purchaser assumed certain liabilities associated with the 77kids business and paid the Company an amount equal to 65% of the cost of the acquired inventory. A $9.0 million inventory balance for 77kids has been recorded as a component of assets held-for-sale on the Company’s Consolidated Balance Sheets as of April 28, 2012. There were no inventory balances for 77kids included in assets held-for-sale as of May 4, 2013 or February 2, 2013.

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

The table below presents the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statement of Operations for the 13 weeks ended April 28, 2012:

13 Weeks Ended
(In thousands)	April 28, 2012
Total net revenue	$10,398
Loss from discontinued operations, before income taxes	(7,048)
Income tax benefit	2,710

Loss from discontinued operations, net of tax	($4,338)
Loss per common share from discontinued operations:
Basic	(0.02)
Diluted	(0.02)

There were no assets or liabilities included in the Consolidated Balance Sheets for 77kids as of May 4, 2013 or February 2, 2013. The major classes of assets and liabilities included in the Consolidated Balance Sheet for 77kids as of April 28, 2012 are as follows:

(In thousands)	April 28, 2012
Current assets	$10,077
Non-current assets	15,647

Total assets (1)	$25,724

Total current liabilities	$6,166
Total non-current liabilities	2,686

Total liabilities	$8,852

(1)	Current assets primarily relate to merchandise inventory classified as an asset held-for-sale on the Company’s Consolidated Balance Sheets. Non-current assets relate primarily to property and equipment at cost, net of, accumulated depreciation.

13. Acquisitions and Dispositions

Effective February 4, 2013, the Company mutually terminated its store license agreement (the “Agreement”) with Dickson Concepts (International) Limited (“Dickson”) for Hong Kong, Macau, China and other designated territories in Asia (the “Territory”).

Pursuant to an amendment to the Agreement, the Company paid to Dickson $10.0 million USD to terminate their right to open additional stores in the Territory, beyond the six existing American Eagle Outfitters stores in Hong Kong and China (the “Six Stores”).

A separate agreement, dated February 4, 2013 (the “Termination Agreement”), terminates all of Dickson’s remaining rights under the Agreement. Under the Termination Agreement, the Company will acquire the Six Stores and related assets operated by Dickson. It is anticipated that the Company will pay Dickson approximately $11.0 million USD under the Termination Agreement, subject to adjustments. The Company entered into the Termination Agreement in order to further support its long-term global expansion strategy.

This transaction is expected to close, following completion of customary conditions, in the second quarter of Fiscal 2013. The $10.0 million USD amount paid to Dickson for the termination of their rights is recorded as a long-term asset within other assets on the Company’s Consolidated Balance Sheet as of May 4, 2013.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen week periods ended May 4, 2013 and April 28, 2012, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of May 4, 2013 and April 28, 2012, and the related consolidated statements of operations and retained earnings and the consolidated statements of comprehensive income for the thirteen week periods ended May 4, 2013 and April 28, 2012 and the consolidated statements of cash flows for the thirteen week period ended May 4, 2013 and April 28, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 2, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 12, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
May 30, 2013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2012 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2012 Annual Report on Form 10-K.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 50 to 55 new American Eagle Outfitters stores in North America and internationally during Fiscal 2013;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or grow through acquisitions or joint ventures;

•	the selection of approximately 50 to 65 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2013;

•	the potential closure of approximately 20 to 30 American Eagle Outfitters and 15 to 20 aerie stores in the United States and Canada during Fiscal 2013;

•	the planned opening of approximately 20 new franchised American Eagle Outfitters stores during Fiscal 2013;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the possibility that economic pressures and other business factors will have a significant negative impact on our continued growth and results of operations;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2012 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2013, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters and aerie stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from franchise stores are not included in comparable sales. Individual American Eagle Outfitters and aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

We began to include AEO Direct sales in the individual American Eagle Outfitters and aerie brand comparable sales metric in Fiscal 2013 for the following reasons:

•

our approach to customer engagement continues to evolve as “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks;

•

shopping behavior has continued to evolve across multiple channels that work in tandem to meet all customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate, given customer behavior.

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

Operating income—Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures. Management also uses earnings before interest and taxes (“EBIT”) as an indicator of successful operating results, as it is impacted by the same key drivers as operating income.

Return on invested capital—Our management uses return on invested capital (“ROIC”) as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue. ROIC is calculated as net income divided by average stockholder’s equity for a given period.

Store productivity—Store productivity, including total net revenue per average square foot, sales per productive hour, average unit retail price (“AUR”), conversion rate, the number of transactions per store, the number of units sold per store, the number of units per transaction and four wall profit, is evaluated by our management in assessing our operational performance.

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

Our management’s goals are to drive improvements to our gross profit performance, bring greater consistency to our results and to deliver profitable growth over the long term. Specifically, our targets are to deliver a total net revenue compounded annual growth rate (“CAGR”) of 7% to 9%, an EBIT CAGR of 12% to 15% and an annual ROIC in the range of 14% to 17%.

Results of Operations

Overview

In the first quarter of Fiscal 2013, the macroeconomic environment presented challenges. Additionally, cold weather following last year’s record warmth and soft consumer demand for spring apparel negatively impacted store traffic. Within this context, it was difficult to generate growth against a very strong quarter last year. However, our execution of strong inventory principles, fleet repositioning and the growth of our online business, led to profitability.

Our first quarter total net revenue decreased 4% to $679.5 million and comparable sales, including AEO Direct, decreased 5%, compared to a 17% increase last year. By brand, including AEO Direct, American Eagle Outfitters brand comparable sales decreased 6% and aerie brand increased 4%. AEO Direct increased 24%. A decrease in total net revenue resulted in the deleverage of fixed costs, which increased slightly to last year. Additionally, promotions were higher than last year.

Gross profit decreased 4% to $263.6 million compared to $274.9 million last year and was 38.8% as a rate to total net revenue for both periods. This year, favorable product costs benefited the gross margin rate but were offset by higher markdowns and an increase in the buying, occupancy and warehousing costs rate to revenue from higher delivery costs and the deleverage of rent on negative comparable sales.

Operating income for the first quarter was $45.8 million compared to $64.3 million last year, and includes $11.5 million of asset write-offs and corporate charges. Operating income as a rate to total net revenue was 6.7% this year compared to 9.1% last year. On an adjusted basis, income from continuing operations this year was $0.18 per diluted share, which excludes a ($0.04) per diluted share impact from asset write-offs and corporate charges. This compares to income from continuing operations last year of $0.22 per diluted share.

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

13 Weeks Ended
May 4, 2013
Income from continuing operations per diluted share—GAAP Basis	$0.14
Add back: Asset write-offs and corporate charges (1)	0.04

Income from continuing operations per diluted share—Non-GAAP Basis	$0.18

(1)	Adjustment consists of $10.1 million of pre-tax corporate and store asset write-offs and $1.4 million of pre-tax severance and related employee costs.

We had $496.2 million in cash and cash equivalents and short-term investments as of May 4, 2013 after repurchasing 1.6 million shares of common stock for $33.1 million. Merchandise inventory at May 4, 2013 was $340.5 million, compared to $367.7 million last year, a decrease of 6% on a cost per foot basis. The decrease is due to a 10% decrease in ending units per foot, partially offset by a 5% increase in ending average cost per unit, driven by a change in product mix.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	61.2	61.2

Gross profit	38.8	38.8
Selling, general and administrative expenses	26.8	25.2
Depreciation and amortization expense	5.3	4.5

Operating income	6.7	9.1
Other (expense) income, net	(0.1)	0.5

Income before income taxes	6.6	9.6
Provision for income taxes	2.5	3.4

Income from continuing operations	4.1	6.2
Loss from discontinued operations, net of tax	—	(0.6)

Net income	4.1	5.6

The following table shows our adjusted consolidated store data, which excludes 77kids stores:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Number of stores:
Beginning of period	1,044	1,069
Opened	7	6
Closed	(14)	(7)

End of period	1,037	1,068

Total gross square feet at end of period	6,191,638	6,301,843

International franchise stores at end of period (1)	57	34

(1)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation. Additionally, international franchise stores include the six stores in Hong Kong and China, which we have executed an agreement to acquire. The agreement is expected to close in the second quarter of Fiscal 2013.

Our operations are conducted in one reportable segment, which includes 896 American Eagle Outfitters retail stores, 141 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended May 4, 2013 to the 13 weeks ended April 28, 2012

Total net revenue

Total net revenue decreased 4% to $679.5 million compared to $708.7 million last year. The change in total net revenue resulted primarily from a comparable sales decrease of 5%, or $35.6 million, for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 6%, or $37.4 million, and aerie brand increased 4%, or $1.8 million. First quarter 2013 comparable sales are compared to the 13 weeks ended May 5, 2012.

AE women’s and men’s comparable sales decreased 7% and 3%, respectively. For the first quarter, both transactions and average transaction value decreased. AUR decreased in the low single-digits, primarily due to greater promotions.

Gross Profit

Gross profit decreased 4% to $263.6 million compared to $274.9 million last year. As a rate to total net revenue, gross profit was 38.8%, flat to last year. Included in gross profit was $2.4 million of corporate charges. Favorable product costs provided 230 basis points of improvement. This favorability was offset by 70 basis points of decline due to higher markdowns. Buying, occupancy and warehousing costs deleveraged 160 basis points from corporate charges, higher delivery costs and deleverage of rent on negative comparable sales.

There was $2.3 million and $11.0 million of share-based payment expense included in gross profit for the periods ended May 4, 2013 and April 28, 2012, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $182.3 million from $178.5 million last year and increased 160 basis points, as a rate to total net revenue, to 26.8% from 25.2% last year. Included in selling, general and administrative expense is $1.5 million of severance and related employee costs. The minimal dollar increase was driven primarily by corporate charges, advertising investments and fortifying our corporate team, partially offset by lower incentive compensation costs.

There was $3.0 million and $10.3 million of share-based payment expense included in selling, general and administrative expenses for the periods ended May 4, 2013 and April 28, 2012, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $35.5 million, compared to $32.1 million last year, as result of $7.6 million of corporate and store write-offs, partially offset by the impact of prior year store impairments and maturing assets.

Other (Expense) Income, Net

Other expense was $0.7 million, compared to income of $3.5 million last year. Other income last year primarily resulted from recovery proceeds received from previously sold Auction Rate Securities.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended May 4, 2013 was 38.0% compared to 35.1% for the 13 weeks ended April 28, 2012. The lower effective income tax rate for the 13 weeks ended April 28, 2012 was primarily due to state income tax settlements and proceeds on the sale of certain ARS investments for which no income tax expense was recognized.

Income from Continuing Operations

Income from continuing operations for the first quarter was $28.0 million, or $0.14 per diluted share, compared to $44.0 million, or $0.22 per diluted share, last year. Included in income from continuing operations this year was $0.04 per diluted share of loss related to asset write-offs and corporate charges. The change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party in Fiscal 2012, the results of 77kids are presented as a discontinued operation. Loss from discontinued operations, net of tax, was $4.3 million, or a $0.02 loss per diluted share, for the period ended April 28, 2012.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $28.0 million, or 4.1% as a percent to total net revenue, from $39.7 million, or 5.6% as a percent to total net revenue last year. Net income per diluted share decreased to $0.14 per diluted share from $0.20 per diluted share in the prior year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids.

International Operations

We have entered into Country License Agreements with multiple partners to expand our brands internationally. Through these Country License Agreements, we plan to open a series of American Eagle Outfitters stores in Eastern Europe, Northern Africa and various parts of Asia. As of May 4, 2013, we had 57 franchised stores operated by our franchise partners in 14 countries. During the first quarter, we executed an agreement to acquire six franchise stores in Hong Kong and China from our franchise partner. This agreement is expected to close in the second quarter of Fiscal 2013. These six stores are included in total franchise stores as of May 4, 2013.

These Country License Agreements do not involve a capital investment from AEO and require minimal operational involvement. International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 4, 2013, we operated 92 wholly owned stores in Canada, one in Mexico and six in Puerto Rico. We plan to open several additional wholly owned stores in Mexico throughout 2013. We continue to evaluate further opportunities to expand internationally, which may include additional Country License Agreements or wholly owned stores, as well as joint ventures.

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

As of May 4, 2013, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 4, 2013:

	Fair Value Measurements at May 4, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$302,188	$302,188	$—	$—
Money-market	54,954	54,954	—	—
Commercial paper	20,000	20,000	—	—
Treasury bills	6,033	6,033	—	—

Total cash and cash equivalents	$383,175	$383,175	$—	$—
Short-term investments:
Treasury bills	$103,144	$103,144	$—	$—
Term-deposits	9,897	9,897	—	—

Total short-term investments	$113,041	$113,041	$—	$—

Total	$496,216	$496,216	$—	$—

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

The following sets forth certain measures of our liquidity:

	May 4, 2013	February 2, 2013	April 28, 2012
Working Capital (in thousands)	$689,471	$715,397	$951,806
Current Ratio	2.99	2.64	3.99

The $25.9 million decrease in working capital compared to February 2, 2013 and the $262.3 million decrease compared to last year, is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and share repurchases, which is partially offset from positive cash flow from operations as detailed below.

Cash Flows from Operating Activities of Continuing Operations

Net cash (used for) provided by operating activities totaled ($38.7) million and $18.3 million for the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. Cash flows from operations last year were positive, driven in part by an increase in income from continuing operations, net of non-cash adjustments, as a result of improved margin rates resulting from favorable product costs and lower overall inventory balances. Negative cash flows from operations this year is due to the decrease in profitability and the payment of accrued bonuses and other operating items subsequent to Fiscal 2012 end.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for the 13 weeks ended May 4, 2013 included $45.7 million of capital expenditures for property and equipment and $15.2 million of investment security purchases partially offset by $23.8 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 13 weeks ended April 28, 2012 primarily included $24.1 million of capital expenditures for property and equipment and $3.1 million of investment security purchases partially offset by $20.1 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities for the 13 weeks ended May 4, 2013 consisted primarily of $33.1 million for the repurchase of common stock as part of publicly announced programs and $23.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment, partially offset by $8.1 million related to excess tax benefit from share-based payments. Cash used for financing activities for the 13 weeks ended April 28, 2012 consisted primarily of $21.5 million for the payment of dividends.

Credit Facilities

In Fiscal 2012, we entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes, growth initiatives and the issuance of letters of credit.

The Credit Agreement contains financial covenants that require us to maintain certain coverage and leverage ratios, and various customary affirmative and negative covenants such as the ability to incur additional debt not otherwise permitted under the Credit Agreement.

The Credit Agreement has various borrowing options, including rates of interest that are based on (i) an Adjusted LIBOR plus a margin ranging from 1.00% to 1.75% based on a defined leverage ratio, payable at the end of the applicable interest period; and (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.00% to 0.75% based on a defined leverage ratio, payable quarterly.

Under the Credit Agreement, we are also required to pay a commitment fee ranging from 0.175% to 0.30%, based on the defined leverage ratio, on the unused portion of the total lender commitments.

As of May 4, 2013, we were in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million USD and $25.0 million CAD.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended May 4, 2013 were $45.7 million and included $29.4 million related to investments in our stores, including 7 new AE stores and 13 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($8.2 million), other home office projects ($4.0 million), the improvement and expansion of our distribution centers ($2.7 million) and investments in e-commerce ($1.4 million).

For Fiscal 2013, we continue to expect capital expenditures to be approximately $250 million to $280 million related to the construction of a new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 50 to 65 AEO stores. During the 13 weeks ended May 4, 2013, we completed 22 remodels and refurbishes.

Stock Repurchases

During the 13 weeks ended May 4, 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share. As of May 4, 2013, we had 18.4 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion through January 28, 2017. There were no share repurchases as a part of our publicly announced repurchase programs during the 13 weeks ended April 28, 2012

During the 13 weeks ended May 4, 2013 and April 28, 2012, we repurchased approximately 1.1 million and 0.3 million shares, respectively, from certain employees at market prices totaling $23.3 million and $4.1 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

On December 4, 2012, our Board declared a regular quarterly cash dividend of $0.11 and accelerated the payment of the first quarter 2013 dividend. This dividend was paid on December 28, 2012. In March 2013, our Board raised our quarterly dividend to $0.125 per share, a 14% increase. Due to the early payment of our Fiscal 2013 first quarter dividend, the increased dividend distribution will begin in the second quarter of Fiscal 2013. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 2, 2013 contained in our Fiscal 2012 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from February 2, 2013. Our market risk profile as of February 2, 2013 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2012 Annual Report on Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 4, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2012 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 4, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 3, 2013 through March 2, 2013)	245,950	$20.78	—	20,000,000
Month #2 (March 3, 2013 through April 6, 2013)	2,405,455	$21.27	1,600,000	18,400,000
Month #3 (April 7, 2013 through May 4, 2013)	1,868	$19.00	—	18,400,000

Total	2,653,273	$21.22	1,600,000	18,400,000

(1)	There were 1.6 million shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 4, 2013 and there were 1,053,273 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the shares that may yet be purchased expires on January 28, 2017.

ITEM 5.	OTHER INFORMATION.

Effective April 8, 2013, the Company entered into a Change in Control Agreement (the “CIC Agreement”), consistent with the other senior executives of the Company, with Kitty Yung, Executive Vice President – Asia/Pacific. The CIC Agreement contains double-trigger change in control provisions. If Ms. Yung resigns for Good Reason or is terminated by the Company other than for Cause, Disability or as a result of her death during the 18-month period following a Change in Control (as such terms are defined in the CIC Agreement), Ms. Yung will, among other things receive: (1) a severance amount equal to 1.5 times her Annual Compensation (as such term is defined in the Agreement); (2) a bonus amount equal to the amount of her then current annual incentive cash bonus at target prorated based on the portion of the Company’s fiscal year elapsed at the time of the Change in Control; and (3) coverage under the Company’s group health insurance for the 12-month period following termination. The Agreement also contains certain confidentiality, non-solicitation and non-disparagement provisions. Prior to receipt of any such payments, Ms. Yung is required to execute a general release of the Company in the form attached to the CIC Agreement. The foregoing descriptions of the CIC Agreement is qualified in its entirety by reference to the CIC Agreement, which form of agreement is filed as Exhibit 10.1 to the Form 8-K dated April 21, 2010 and filed April 26, 2010, and is incorporated herein by reference.

ITEM 6.	EXHIBITS.

* Exhibit 10.1	Employment Agreement between the Registrant and Kitty Yung, dated February 26, 2013

* Exhibit 10.2	General Release and Separation Agreement between the Registrant and Sherry Harris, dated April 12, 2013

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 30, 2013

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Robert L. Hanson
Robert L. Hanson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)