Form 10-Q
period 2013-08-03
AMERICAN EAGLE OUTFITTERS INC
filed 2013-08-29
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 192,728,223 Common Shares were outstanding at August 26, 2013.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)	August 3, 2013	February 2, 2013	July 28, 2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$345,188	$509,119	$696,077
Short-term investments	59,678	121,873	5,995
Merchandise inventory	461,080	332,452	462,013
Assets held for sale	4,669	9,499	19,850
Accounts receivable	45,965	46,321	40,202
Prepaid expenses and other	115,595	73,805	76,584
Deferred income taxes	41,807	58,230	55,607

Total current assets	1,073,982	1,151,299	1,356,328

Property and equipment, at cost, net of accumulated depreciation	593,879	500,134	534,886
Intangible assets, at cost, net of accumulated amortization	44,658	38,136	38,682
Goodwill	13,814	11,484	11,445
Non-current deferred income taxes	25,441	31,282	22,477
Other assets	28,311	23,718	15,064

Total assets	$1,780,085	$1,756,053	$1,978,882

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292,120	$176,874	$171,655
Accrued compensation and payroll taxes	20,496	65,533	54,168
Accrued rent	74,052	77,873	78,514
Accrued income and other taxes	9,614	29,155	15,822
Unredeemed gift cards and gift certificates	26,389	46,458	24,342
Current portion of deferred lease credits	14,104	13,381	14,679
Other liabilities and accrued expenses	28,024	26,628	26,694

Total current liabilities	464,799	435,902	385,874
Non-current liabilities:
Deferred lease credits	67,461	59,571	69,598
Non-current accrued income taxes	19,722	19,011	26,285
Other non-current liabilities	24,430	20,382	18,711

Total non-current liabilities	111,613	98,964	114,594
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; non issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 192,700, 192,604 and 196,264 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	587,905	627,065	574,671
Accumulated other comprehensive income	24,397	29,297	28,073
Retained earnings	1,588,094	1,553,058	1,770,546
Treasury stock, 56,866, 56,962 and 53,302 shares, respectively	(999,219)	(990,729)	(897,372)

Total stockholders’ equity	1,203,673	1,221,187	1,478,414

Total liabilities and stockholders’ equity	$1,780,085	$1,756,053	$1,978,882

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share amounts)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Total net revenue	$727,313	$739,680	$1,406,790	$1,448,375
Cost of sales, including certain buying, occupancy and warehousing expenses	481,818	463,116	897,686	896,898

Gross profit	245,495	276,564	509,104	551,477
Selling, general and administrative expenses	186,336	182,125	368,589	360,664
Depreciation and amortization expense	29,734	32,643	65,273	64,709

Operating income	29,425	61,796	75,242	126,104
Other income (expense), net	1,149	(343)	467	3,164

Income before income taxes	30,574	61,453	75,709	129,268
Provision for income taxes	10,980	18,607	28,139	42,387

Income from continuing operations	19,594	42,846	47,570	86,881
Loss from discontinued operations, net of tax	—	(23,819)	—	(28,157)

Net income	$19,594	$19,027	$47,570	$58,724

Basic income per common share:
Income from continuing operations	$0.10	$0.22	$0.25	$0.44
Loss from discontinued operations	—	(0.12)	—	(0.14)

Net income per basic share	$0.10	$0.10	$0.25	$0.30

Diluted income per common share:
Income from continuing operations	$0.10	$0.21	$0.24	$0.44
Loss from discontinued operations	—	(0.12)	—	(0.14)

Net income per diluted share	$0.10	$0.09	$0.24	$0.30

Cash dividends per common share	$0.125	$0.11	$0.125	$0.22

Weighted average common shares outstanding - basic	192,731	196,160	192,720	195,525
Weighted average common shares outstanding - diluted	195,951	199,807	196,451	198,329

Retained earnings, beginning	$1,592,706	$1,774,205	$1,553,058	$1,771,464
Net income	19,594	19,027	47,570	58,724
Cash dividends and dividend equivalents	(24,574)	(22,117)	(24,574)	(44,062)
Reissuance of treasury stock	368	(569)	12,040	(15,580)

Retained earnings, ending	$1,588,094	$1,770,546	$1,588,094	$1,770,546

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$19,594	$19,027	$47,570	$58,724
Other comprehensive loss:
Foreign currency translation loss	(4,398)	(2,459)	(4,900)	(586)

Other comprehensive loss	(4,398)	(2,459)	(4,900)	(586)

Comprehensive income	$15,196	$16,568	$42,670	$58,138

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012
Operating activities:
Net income	$47,570	$58,724
Loss from discontinued operations, net of tax	—	28,157

Income from continuing operations	$47,570	86,881

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	66,343	65,761
Share-based compensation	9,661	28,029
Provision for deferred income taxes	23,683	(16,556)
Tax benefit from share-based payments	8,067	4,396
Excess tax benefit from share-based payments	(8,179)	(2,894)
Foreign currency transaction loss	936	472
Loss on impairment of assets	—	514
Changes in assets and liabilities:
Merchandise inventory	(127,459)	(94,762)
Accounts receivable	296	(532)
Prepaid expenses and other	(40,627)	(739)
Other assets	(8,654)	808
Accounts payable	96,578	(5,519)
Unredeemed gift cards and gift certificates	(19,916)	(20,620)
Deferred lease credits	8,871	(2,592)
Accrued compensation and payroll taxes	(45,155)	10,871
Accrued income and other taxes	(20,328)	(15,028)
Accrued liabilities	(1,173)	9,256

Total adjustments	(61,852)	(39,135)

Net cash (used for) provided by operating activities	(9,486)	47,746
Investing activities:
Capital expenditures for property and equipment	(123,865)	(48,240)
Purchase of assets in acquisition	(20,751)	—
Acquisition of intangible assets	(700)	(674)
Purchase of available-for-sale securities	(7,571)	(570)
Sale of available-for-sale securities	69,173	20,592

Net cash used for investing activities	(83,714)	(28,892)
Financing activities:
Payments on capital leases	(260)	(1,666)
Repurchase of common stock as part of publicly announced programs	(33,051)	—
Repurchase of common stock from employees	(23,343)	(4,108)
Net proceeds from stock options exercised	2,632	18,495
Excess tax benefit from share-based payments	8,179	2,894
Cash dividends paid	(24,085)	(43,108)

Net cash used for financing activities	(69,928)	(27,493)

Effect of exchange rates changes on cash	(803)	(517)

Cash flows of discontinued operations
Net cash used for operating activities	—	(13,544)
Net cash used for investing activities	—	(768)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash used for discontinued operations	—	(14,312)
Net decrease in cash and cash equivalents	(163,931)	(23,468)
Cash and cash equivalents - beginning of period	509,119	719,545

Cash and cash equivalents - end of period	$345,188	$696,077

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$58,555	$61,606
Cash paid during the period for interest	$209	$132

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 3, 2013 and July 28, 2012 and for the 13 and 26 week periods ended August 3, 2013 and July 28, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2012 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At August 3, 2013, the Company operated in one reportable segment.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss for investment securities recognized in earnings during the 13 and 26 weeks ended August 3, 2013 or July 28, 2012.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of August 3, 2013, short-term investments include treasury bills and term-deposits with a maturity of greater than three months, but less than one year.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine any realized gain or loss.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents and short-term investments.

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

The Company had $4.7 million, $9.5 million and $19.9 million of long-lived assets held-for-sale as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively. The $19.9 million of long-lived assets held for sale as of July 28, 2012 include merchandise inventory related to 77kids in addition to other corporate assets. These long-lived corporate assets held-for-sale, which the Company believes will be sold within one year, are recorded at their estimated net realizable value, less disposal costs. Refer to Note 13 for additional information regarding 77kids as a discontinued operation.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property, plant and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canadian business and recently acquired operations in Hong Kong and China. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 2, 2013. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Refer to Note 12 to the Consolidated Financial Statements for additional information on the Company’s acquisition of its Hong Kong and China operations.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in the 13 and 26 weeks ended August 3, 2013 or July 28, 2012.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.3 million and $1.4 million of revenue related to gift card breakage during the 13 weeks ended August 3, 2013 and July 28, 2012, respectively. During the 26 weeks ended August 3, 2013 and July 28, 2012, the Company recorded $3.2 million and $3.3 million, respectively, of revenue related to gift card breakage.

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

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified three operating segments (American Eagle Brand retail stores, aerie retail stores and AEO Direct) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	August 3, 2013	February 2, 2013	July 28, 2012
Cash and cash equivalents:
Cash	$289,444	$257,191	$623,277
Money-market	46,912	221,929	44,789
Treasury bills	8,832	—	23,011
Commercial paper	—	29,999	5,000

Total cash and cash equivalents	$345,188	$509,119	$696,077
Short-term investments:
Treasury bills	$50,035	$109,305	$5,995
Term-deposits	9,643	12,568	—

Total short-term investments	$59,678	$121,873	$5,995

Total	$404,866	$630,992	$702,072

Proceeds from the sale of investments were $69.2 million and $20.6 million for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. The purchase of investments was $7.6 million and $0.6 million for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively.

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

As of August 3, 2013 and July 28, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 3, 2013 and July 28, 2012:

	Fair Value Measurements at August 3, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$289,444	$289,444	$—	$—
Money-market	46,912	46,912	—	—
Treasury bills	8,832	8,832	—	—

Total cash and cash equivalents	$345,188	$345,188	$—	$—
Short-term investments:
Treasury bills	$50,035	$50,035	$—	$—
Term-deposits	9,643	9,643	—	—

Total short-term investments	$59,678	$59,678	$—	$—

Total	$404,866	$404,866	$—	$—

	Fair Value Measurements at July 28, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$623,277	$623,277	$—	$—
Money-market	44,789	44,789	—	—
Treasury bills	23,011	23,011	—	—
Commercial paper	5,000	5,000	—	—

Total cash and cash equivalents	$696,077	$696,077	$—	$—
Short-term investments:
Treasury bills	$5,995	$5,995	$—	$—

Total short-term investments	$5,995	$5,995	$—	$—

Total	$702,072	$702,072	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at August 3, 2013 or July 28, 2012.

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

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Weighted average common shares outstanding:
Basic number of common shares outstanding	192,731	196,160	192,720	195,525
Dilutive effect of stock options and non-vested restricted stock	3,220	3,647	3,731	2,804

Diluted number of common shares outstanding	195,951	199,807	196,451	198,329

Equity awards to purchase approximately 1.8 million and 1.0 million shares of common stock during the 13 and 26 weeks ended August 3, 2013 and approximately 2.9 million and 3.4 million shares of common stock during the 13 and 26 weeks ended July 28, 2012, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were no shares and 0.8 million shares for the 13 and 26 weeks ended August 3, 2013, respectively, and approximately 30,000 shares for both the 13 and 26 weeks ended July 28, 2012 of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 0.6 million shares of restricted stock units for both the 13 and 26 weeks ended August 3, 2013 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	August 3, 2013	February 2, 2013	July 28, 2012
Property and equipment, at cost	$1,544,477	$1,417,933	$1,432,517
Less: Accumulated depreciation	(950,598)	(917,799)	(897,631)

Property and equipment, net	$593,879	$500,134	$534,886

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	August 3, 2013	February 2, 2013	July 28, 2012
Trademarks and other intangibles, at cost	$51,956	$44,272	$43,844
Less: Accumulated amortization	(7,298)	(6,136)	(5,162)

Intangible assets, net	$44,658	$38,136	$38,682

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

As of August 3, 2013, the Company was in compliance with the terms of the Credit Agreement and had $8.3 million outstanding in letters of credit and no borrowings.

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of August 3, 2013, the Company had outstanding trade letters of credit of $88.8 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 3, 2013 was $4.4 million ($2.7 million, net of tax) and $9.7 million ($6.0 million, net of tax), respectively and for the 13 and 26 weeks ended July 28, 2012 was $7.1 million ($4.4 million, net of tax) and $28.0 million ($17.3 million, net of tax), respectively.

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

A summary of the Company’s stock option activity for the 26 weeks ended August 3, 2013 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 2, 2013	4,629	$15.31
Granted	376	$22.55
Exercised (1)	(180)	$14.84
Cancelled	(42)	$23.09

Outstanding - August 3, 2013	4,783	$16.78	3.2	$20,777

Vested and expected to vest - August 3, 2013	4,708	$16.77	3.1	$20,472

Exercisable - August 3, 2013 (2)	3,294	$14.80	2.9	$17,306

(1)	Options exercised during the 26 weeks ended August 3, 2013 had exercise prices ranging from $4.24 to $19.28.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at August 3, 2013.

The weighted-average grant date fair value of stock options granted during the 26 weeks ended August 3, 2013 and July 28, 2012 was $4.17 and $3.69, respectively. The aggregate intrinsic value of options exercised during the 26 weeks ended August 3, 2013 and July 28, 2012 was $0.9 million and $15.0 million, respectively.

Cash received from the exercise of stock options was $2.6 million for the 26 weeks ended August 3, 2013 and $18.5 million for the 26 weeks ended July 28, 2012. The actual tax benefit realized from stock option exercises totaled $8.1 million for the 26 weeks ended August 3, 2013 and $4.4 million for the 26 weeks ended July 28, 2012.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
Black-Scholes Option Valuation Assumptions	August 3, 2013	July 28, 2012
Risk-free interest rate (1)	0.3%	0.6%
Dividend yield	2.0%	2.8%
Volatility factor (2)	34.4%	41.2%
Weighted-average expected term (3)	2.5 years	4.0 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of August 3, 2013, there was $1.8 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 1.4 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended August 3, 2013		26 Weeks Ended August 3, 2013
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - February 2, 2013	1,386	$13.91	2,086	$14.91
Granted	871	$22.36	857	$21.80
Vested	(972)	$13.55	(566)	$17.39
Cancelled	(51)	$18.50	(4)	$14.65

Nonvested - August 3, 2013	1,234	$19.97	2,373	$16.81

As of August 3, 2013, there was $20.3 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. Additionally, there was $20.7 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of August 3, 2013, the Company had 17.8 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended August 3, 2013 was 35.9% compared to 30.3% for the 13 weeks ended July 28, 2012. The effective income tax rate from continuing operations based on actual operating results for the 26 weeks ended August 3, 2013 was 37.2% compared to 32.8% for the 26 weeks ended July 28, 2012. The lower effective income tax rate for the 13 and 26 weeks ended July 28, 2012 was primarily due to income tax settlements and other changes in income tax reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended August 3, 2013. Unrecognized tax benefits decreased by $7.3 million during the 13 weeks ended July 28, 2012 primarily due to income tax settlements and other changes in income tax reserves. Over the next twelve months the Company does not anticipate any significant changes to unrecognized tax benefits.

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

12. Acquisitions and Dispositions

On May 31, 2013, the Company completed a transaction with Dickson Concepts (International) Limited (“Dickson”) to acquire six existing American Eagle Outfitters franchised stores in Hong Kong and China, as well as and the related assets operated by Dickson, for total consideration of $20.8 million USD. Included in the total consideration for the transaction was a $10.0 million USD payment to Dickson terminate their right to open additional stores in Hong Kong, Macau, China and other designated territories in Asia.

The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary estimated fair values as of May 31, 2013. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The Company’s valuation of intangible assets, including deferred income taxes, is subject to finalization during Fiscal 2013.

The preliminary allocation of the purchase price to the fair value of assets acquired is as follows:

(In thousands)
Merchandise inventory	$2,456
Other assets	2,351
Property and equipment	6,460
Intangible assets and goodwill	9,484

Total purchase price	$20,751

Results of operations of the six acquired stores have been included in our Consolidated Statements of Operations since the May 31, 2013 acquisition date. Pro forma results of the acquired business have not been presented as the results were not material to our Consolidated Financial Statements for all years presented and would not have been material had the acquisition occurred at the beginning of Fiscal 2013.

13. Discontinued Operations

During Fiscal 2012, the Company exited the 77kids business which included all 22 stores and related e-commerce operations. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented.

Additionally, the third party purchaser assumed certain liabilities associated with the 77kids business and paid the Company an amount equal to 65% of the cost of the acquired inventory. A $10.0 million inventory balance for 77kids has been recorded as a component of assets held-for-sale on the Company’s Consolidated Balance Sheets as of July 28, 2012. There were no balances for 77kids as of August 3, 2013 or February 2, 2013.

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

The table below presents the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statement of Operations for the 13 and 26 weeks ended July 28, 2012. There were no losses from Discontinued Operations within the Consolidated Statement of Operations for both the 13 and 26 weeks ended August 3, 2013.

	13 Weeks Ended	26 Weeks Ended
(In thousands)	July 28, 2012	July 28, 2012

Total net revenue	$9,719	$20,117

Loss from discontinued operations, before income taxes	$(38,600)	$(45,648)
Income tax benefit	14,781	17,491

Loss from discontinued operations, net of tax	$(23,819)	$(28,157)

Loss per common share from discontinued operations:
Basic	$(0.12)	$(0.14)
Diluted	$(0.12)	$(0.14)

There were no assets or liabilities included in the Consolidated Balance Sheets for 77kids as of August 3, 2013 or February 2, 2013. The major classes of assets and liabilities included in the Consolidated Balance Sheet for 77kids as of July 28, 2012 are as follows:

(In thousands)	July 28, 2012

Current assets	$10,189
Non-current assets	—

Total assets (1)	$10,189

Total current liabilities	$9,034
Total non-current liabilities	2,597

Total liabilities	$11,631

(1)	Current assets primarily relate to merchandise inventory classified as an asset held-for-sale on the Company’s Consolidated Balance Sheets.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the twenty-six week periods ended August 3, 2013 and July 28, 2012, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of August 3, 2013 and July 28, 2012, and the related consolidated statements of operations and retained earnings, and comprehensive income for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012 and the consolidated statements of cash flows for the twenty-six week periods ended August 3, 2013 and July 28, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 2, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 12, 2013. In our opinion, the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of February 2, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

August 29, 2013

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 55 to 60 new American Eagle Outfitters stores in North America and internationally during Fiscal 2013;

•	the planned opening of approximately 20 new franchised American Eagle Outfitters stores during Fiscal 2013;

•	the selection of approximately 50 to 65 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2013;

•	the potential closure of approximately 20 to 30 American Eagle Outfitters and 15 to 20 aerie stores in the United States and Canada during Fiscal 2013;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or grow through acquisitions or joint ventures;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the possibility that economic pressures and other business factors will have a significant negative impact on our continued growth and results of operations;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Return on invested capital - Our management uses return on invested capital (“ROIC”) as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

Store productivity - Store productivity, including total net revenue per average square foot, sales per productive hour, average unit retail price (“AUR”), conversion rate, the number of transactions per store, the number of units sold per store, the number of units per transaction and four wall profit, is evaluated by our management in assessing our operational performance.

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

Results of Operations

Overview

Our performance in the second quarter of Fiscal 2013 was negatively impacted by a disappointing women’s assortment, primarily within the core and core fashion businesses, and a highly competitive and promotional retail environment. Store traffic in North America was uneven throughout the quarter and further decelerated in July. These factors led to deeper and broader promotions, directly resulting in increased markdowns, which pressured second quarter earnings.

Our second quarter total net revenue decreased 2% to $727.3 million and comparable sales, including AEO Direct, decreased 7%, compared to an 8% increase last year. By brand, American Eagle Outfitters brand comparable sales decreased 8% and aerie brand decreased 2%. Comparable sales for AEO Direct, which is included in the consolidated brand comparable sales, increased 11%.

Gross profit decreased 11% to $245.5 million compared to $276.6 million last year and declined 360 basis points to 33.8% as a rate to total net revenue. The decline is the result of higher markdowns, increased delivery costs and the deleverage of rent on negative comparable sales.

Operating income for the second quarter was $29.4 million compared to $61.8 million a year ago, which includes $5.1 million of pre-tax restructuring costs and asset impairments. Net income this year was $19.6 million, or $0.10 per diluted share. This compares to adjusted income from continuing operations last year of $0.21 per diluted share, which excludes $0.02 per diluted share of tax benefits from audit settlements, fully offset by $0.02 of pre-tax restructuring costs and asset impairments.

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

26 Weeks Ended
July 28, 2012
Income from continuing operations per diluted share - GAAP Basis	$0.21

Add back: Corporate charges and asset write-offs (1)	0.02
Less: Tax Benefits (1)	(0.02)

Income from continuing operations per diluted share - Non-GAAP Basis	$0.21

(1)	Non-GAAP Items consist of $4.4 million of tax benefits from audit settlements, offset by $3.9 million of pre-tax restructuring costs and $1.2 million of pre-tax asset impairments and asset write offs.

We had $404.9 million in cash and cash equivalents and short-term investments as of August 3, 2013. Merchandise inventory at the end of the second quarter was $461.1 million, compared to $462.0 million last year, a decrease of 1% on a cost per foot basis. The decrease is due to a 7% decrease in ending units per foot, partially offset by a 6% increase in ending average cost per unit as a result of product mix.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	66.2	62.6	63.8	61.9

Gross profit	33.8	37.4	36.2	38.1
Selling, general and administrative expenses	25.6	24.6	26.2	24.9
Depreciation and amortization expense	4.1	4.4	4.6	4.5

Operating income	4.1	8.4	5.4	8.7
Other (expense) income, net	0.1	(0.1)	—	0.2

Income before income taxes	4.2	8.3	5.4	8.9
Provision for income taxes	1.5	2.5	2.0	2.9

Income from continuing operations	2.7	5.8	3.4	6.0
Loss from discontinued operations, net of tax	—	(3.2)	—	(1.9)

Net income	2.7%	2.6%	3.4%	4.1%

The following table shows our adjusted consolidated store data, which excludes 77kids stores:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Number of stores:
Beginning of period	1,037	1,068	1,044	1,069
Opened	26	3	33	9
Closed	(7)	(8)	(21)	(15)

End of period	1,056	1,063	1,056	1,063

Total gross square feet at end of period	6,373,055	6,283,028	6,373,055	6,283,028

International franchise stores at end of period (1)	57	39	57	39

(1)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation. International franchise stores at July 28, 2012 include the six stores in Hong Kong and China which were acquired in 2013. Refer to Note 12 to the Consolidated Financial Statements for additional information on the Company’s acquisition of its Hong Kong and China operations.

Our operations are conducted in one reportable segment, which includes 921 American Eagle Outfitters retail stores, 135 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended August 3, 2013 to the 13 weeks ended July 28, 2012

Total net revenue

Total net revenue decreased 2% to $727.3 million compared to $739.7 million last year. The change in total net revenue resulted primarily from a comparable sales decrease of 7% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 8%, or $51.2 million, and aerie brand comparable sales decreased 2%, or $1.2 million. Second quarter 2013 comparable sales are compared to the 13 weeks ended August 4, 2012.

AE women’s and men’s comparable sales decreased 9% and 4%, respectively. For the second quarter, weak traffic led to a 3% decrease in transactions per store on flat conversion. The average transaction value was down 4% on a 1% decline in AUR.

Gross Profit

Gross profit decreased 11% to $245.5 million compared to $276.6 million last year. As a rate to total net revenue, gross profit was 33.8% compared to 37.4% in the same quarter last year. The 360 basis point decline in gross margin was due to increased markdowns, partially offset by product cost improvement, which led to 250 basis points of the decline. Buying, occupancy and warehousing costs increased 110 basis points from the deleverage of rent on negative comparable sales and higher delivery costs.

There was $1.7 million and $3.6 million of share-based payment expense included in gross profit for the periods ended August 3, 2013 and July 28, 2012, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $186.3 million from $182.1 million last year and increased 100 basis points, as a rate to total net revenue, to 25.6% from 24.6% last year. The dollar increase this year was driven primarily by hiring of open positions at the corporate office and incremental expense relating to the opening of factory stores, international expansion and omni-channel initiatives. Additionally, restructuring costs and asset impairments of $4.4 million, or 60 basis points, were included last year.

There was $2.7 million and $3.6 million of share-based payment expense included in selling, general and administrative expenses for the periods ended August 3, 2013 and July 28, 2012, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $29.7 million, compared to $32.6 million last year due to the impact of prior year store impairment and the maturing of assets. Additionally, depreciation and amortization expense includes $0.7 million of restructuring asset write-offs in the second quarter of 2012.

Other (Expense) Income, Net

Other income was $1.1 million, which primarily consisted of interest income and foreign currency translation, compared to expense of $0.3 million last year.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended August 3, 2013 was 35.9% compared to 30.3% for the 13 weeks ended July 28, 2012. The lower effective income tax rate for the 13 weeks ended July 28, 2012 was primarily due to income tax settlements and other changes in income tax reserves.

Income from Continuing Operations

Income from continuing operations for the second quarter was $19.6 million, or $0.10 per diluted share, compared to $42.8 million, or $0.21 per diluted share, last year. The decline is attributable to the factors noted above.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party in Fiscal 2012, the results of 77kids are presented as a discontinued operation. Loss from discontinued operations, net of tax, was $23.8 million, or a $0.12 loss per diluted share, for the period ended July 28, 2012. There were no losses from discontinued operations this year.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income increased to $19.6 million, or 2.7% as a percent to total net revenue, from $19.0 million, or 2.6% as a percent to total net revenue last year. Net income per diluted share increased to $0.10 per diluted share from $0.09 per diluted share in the prior year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids last year.

Comparison of the 26 weeks ended August 3, 2013 to the 26 weeks ended July 28, 2012

Total net revenue

Total net revenue decreased 3% to $1.407 billion compared to $1.448 billion last year. The change in total net revenue resulted primarily from a comparable sales decrease of 6% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 7%, or $88.7 million, and aerie brand comparable sales increased 1%, or $0.7 million. Year-to-date 2013 comparable sales are compared to the 26 weeks ended August 4, 2012.

AE women’s and men’s comparable sales decreased 8% and 3%, respectively. For the 26 week period, traffic, transactions and average transaction value decreased. AUR decreased in the low single-digits, primarily due to greater promotional activity.

Gross Profit

Gross profit decreased 8% to $509.1 million compared to $551.5 million last year. As a rate to total net revenue, gross profit was 36.2%, compared to 38.1% last year. Included in gross profit were $2.4 million of corporate charges this year. Favorable product costs provided 150 basis points of improvement, offset by 200 basis points of decline due to higher markdowns. Buying, occupancy and warehousing costs deleveraged 140 basis points from higher delivery costs and deleverage of rent on negative comparable sales.

There was $4.0 million and $14.4 million of share-based payment expense included in gross profit for the periods ended August 3, 2013 and July 28, 2012, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $368.6 million from $360.7 million last year and increased 130 basis points, as a rate to total net revenue, to 26.2% from 24.9% last year. Corporate charges of $1.5 million this year and $4.4 million last year, were included in selling, general and administrative expense. The dollar increase this year was driven primarily by fortifying our corporate team and incremental expense relating to the opening of factory stores, international expansion and omni-channel initiatives, offset by lower incentive compensation costs.

There was $5.7 million and $13.6 million of share-based payment expense included in selling, general and administrative expenses for the periods ended August 3, 2013 and July 28, 2012, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $65.3 million, compared to $64.7 million last year. Depreciation and amortization expense includes $7.6 million of restructuring asset write-offs this year and $0.7 million last year.

Other Income, Net

Other income was $0.5 million this year, compared to $3.2 million last year, primarily as a result of proceeds received from the ARS Call Option last year.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 26 weeks ended August 3, 2013 was 37.2% compared to 32.8% for the 26 weeks ended July 28, 2012. The lower effective income tax rate for the 26 weeks ended July 28, 2012 was primarily due to income tax settlements and other changes in income tax reserves.

Income from Continuing Operations

Income from continuing operations for the 26 week period ended August 3, 2013 was $47.6 million, or $0.24 per diluted share, compared to $86.9 million, or $0.44 per diluted share, last year. The change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party in Fiscal 2012, the results of 77kids are presented as a discontinued operation. Loss from discontinued operations, net of tax, was $28.2 million, or a $0.14 loss per diluted share, for the period ended July 28, 2012. There were no losses from discontinued operations this year.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $47.6 million, or 3.4% as a percent to total net revenue, from $58.7 million, or 4.1% as a percent to total net revenue last year. Net income per diluted share decreased to $0.24 per diluted share from $0.30 per diluted share in the prior year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids last year.

International Operations

We have entered into franchise agreements with multiple partners to expand our brands internationally. Through these franchise agreements, we plan to open a series of American Eagle Outfitters stores in Eastern Europe, Northern Africa and various parts of Asia. As of August 3, 2013, we had 57 franchised stores operated by our franchise partners in 12 countries. These franchise agreements do not involve a significant capital investment or operational involvement from AEO and require minimal operational involvement. International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 3, 2013, we operated 93 wholly owned stores in Canada, three in Hong Kong, three in China, three in Mexico and six in Puerto Rico. We acquired the stores in Hong Kong and China from our franchise partner, Dickson Concepts (International) Limited, in the second quarter of this year. We plan to open several additional wholly owned stores in Mexico throughout 2013. We continue to evaluate further opportunities to expand internationally, which may include additional franchise agreements or wholly owned stores, as well as joint ventures.

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

As of August 3, 2013, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 3, 2013:

	Fair Value Measurements at August 3, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$289,444	$289,444	$—	$—
Money-market	46,912	46,912	—	—
Treasury bills	8,832	8,832	—	—

Total cash and cash equivalents	$345,188	$345,188	$—	$—
Short-term investments:
Treasury bills	$50,035	$50,035	$—	$—
Term-deposits	9,643	9,643	—	—

Total short-term investments	$59,678	$59,678	$—	$—

Total	$404,866	$404,866	$—	$—

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

The following sets forth certain measures of our liquidity:

	August 3, 2013	February 2, 2013	July 28, 2012
Working Capital (in thousands)	$609,183	$715,397	$970,454
Current Ratio	2.31	2.64	3.51

The $106.2 million decrease in working capital compared to February 2, 2013 and the $361.3 million decrease compared to last year, is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and share repurchases, which is partially offset from positive cash flow from operations.

Cash Flows from Operating Activities of Continuing Operations

Net cash (used for) provided by operating activities totaled ($9.5) million and $47.7 million for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. Cash flows from operations last year were positive, driven in part by an increase in income from continuing operations, net of non-cash adjustments, as a result of improved margin rates resulting from favorable product costs and lower overall inventory balances. Net cash used for operations this year is due to the decrease in profitability and the payment of accrued bonuses and other operating items subsequent to Fiscal 2012 end.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for the 26 weeks ended August 3, 2013 included $123.9 million of capital expenditures for property and equipment, $20.8 million for the purchase of assets in acquisition, $7.6 million of investment security purchases and $0.7 million for the acquisition of intangibles partially offset by $69.2 million of proceeds from the sale of investments classified as available-for-sale. Purchase of assets in acquisition relate to the franchise stores and related assets we acquired from Dickson Concepts (International) Limited. Investing activities for the 26 weeks ended July 28, 2012 primarily included $48.2 million of capital expenditures for property and equipment and $0.6 million of investment security purchases partially offset by $20.6 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities for the 26 weeks ended August 3, 2013 consisted primarily of $33.1 million for the repurchase of common stock as part of publicly announced programs, $24.1 million for the cash dividends paid, $23.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $0.3 million for the payments on capital leases, partially offset by $8.2 million related to excess tax benefit from share-based payments. Cash used for financing activities for the 26 weeks ended July 28, 2012 consisted primarily of $43.1 million for the payment of dividends, offset by $18.5 million related to proceeds from stock option exercises.

Credit Facilities

In Fiscal 2012, we entered into a five-year, $150 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes, growth initiatives and the issuance of letters of credit.

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

As of August 3, 2013, the Company was in compliance with the terms of the Credit Agreement and had $8.3 million outstanding in letters of credit and no borrowings.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of August 3, 2013, the Company had outstanding trade letters of credit of $88.8 million.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended August 3, 2013 were $123.9 million and included $46.9 million related to investments in our stores, including 27 new AE stores and 30 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($33.0 million), other home office projects ($14.6 million), the improvement and expansion of our distribution centers ($22.6 million) and investments in e-commerce ($6.8 million).

For Fiscal 2013, we expect capital expenditures to be approximately $230 million to $250 million related to stores, the construction of a new distribution center to support our expansion efforts, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 50 to 65 AEO stores. During the 26 weeks ended August 3, 2013, we completed 30 remodels and refurbishes.

Stock Repurchases

During the 26 weeks ended August 3, 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share. As of August 3, 2013, we had 18.4 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion through January 28, 2017. There were no share repurchases as a part of our publicly announced repurchase programs during the 26 weeks ended July 28, 2012

During the 26 weeks ended August 3, 2013, we repurchased approximately 1.1 million shares from certain employees at market prices totaling $23.3 million. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended August 3, 2013, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on July 12, 2013. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 3, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 26 weeks ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2012 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 26 weeks ended August 3, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 5, 2013 through June 1, 2013)	1,768	$19.87	—	18,400,000
Month #2 (June 2, 2013 through July 6, 2013)	—	$—	—	18,400,000
Month #3 (July 7, 2013 through August 3, 2013)	869	$19.46	—	18,400,000

Total	2,637	$19.74	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended August 3, 2013, and there were 2,637 shares repurchased for the payment of taxes in connection with the vesting of share- based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 29, 2013

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Robert L. Hanson
Robert L. Hanson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)