Form 10-Q
period 2013-11-02
AMERICAN EAGLE OUTFITTERS INC
filed 2013-12-09
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 192,789,779 Common Shares were outstanding at December 6, 2013.

AMERICAN EAGLE OUTFITTERS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)	November 2, 2013	February 2, 2013	October 27, 2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$354,284	$509,119	$544,683
Short-term investments	2,930	121,873	—
Merchandise inventory	518,904	332,452	481,208
Assets held for sale	4,666	9,499	9,682
Accounts receivable	59,277	46,321	47,432
Prepaid expenses and other	107,292	73,805	65,326
Deferred income taxes	46,510	58,230	59,203

Total current assets	1,093,863	1,151,299	1,207,534
Property and equipment, at cost, net of accumulated depreciation	630,206	500,134	527,376
Intangible assets, at cost, net of accumulated amortization	44,427	38,136	38,459
Goodwill	13,792	11,484	11,492
Non-current deferred income taxes	19,086	31,282	23,199
Other assets	38,712	23,718	25,073

Total assets	$1,840,086	$1,756,053	$1,833,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$353,228	$176,874	$213,197
Accrued compensation and payroll taxes	32,522	65,533	51,992
Accrued rent	75,680	77,873	76,769
Accrued income and other taxes	9,002	29,155	38,133
Unredeemed gift cards and gift certificates	24,689	46,458	23,089
Current portion of deferred lease credits	13,954	13,381	13,886
Other liabilities and accrued expenses	29,382	26,628	26,432

Total current liabilities	538,457	435,902	443,498
Non-current liabilities:
Deferred lease credits	65,004	59,571	63,220
Non-current accrued income taxes	20,777	19,011	27,110
Other non-current liabilities	23,139	20,382	15,734

Total non-current liabilities	108,920	98,964	106,064
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 192,787, 192,604 and 197,870 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	577,108	627,065	599,343
Accumulated other comprehensive income	23,483	29,297	29,179
Retained earnings	1,587,320	1,553,058	1,522,805
Treasury stock, 56,779, 56,962 and 51,696 shares, respectively	(997,698)	(990,729)	(870,252)

Total stockholders’ equity	1,192,709	1,221,187	1,283,571

Total liabilities and stockholders’ equity	$1,840,086	$1,756,053	$1,833,133

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share amounts)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Total net revenue	$857,305	$910,374	$2,264,095	$2,358,749
Cost of sales, including certain buying, occupancy and warehousing expenses	558,430	531,284	1,456,116	1,428,182

Gross profit	298,875	379,090	807,979	930,567
Selling, general and administrative expenses	205,725	219,128	574,314	579,350
Loss on impairment of assets	19,316	—	19,316	442
Depreciation and amortization expense	31,998	31,421	97,271	96,130

Operating income	41,836	128,541	117,078	254,645
Other income, net	520	2,822	987	5,986

Income before income taxes	42,356	131,363	118,065	260,631
Provision for income taxes	17,453	48,922	45,592	91,309

Income from continuing operations	24,903	82,441	72,473	169,322
Loss from discontinued operations, net of tax	—	(3,833)	—	(31,990)

Net income	$24,903	$78,608	$72,473	$137,332

Basic income per common share:
Income from continuing operations	$0.13	$0.42	$0.38	$0.86
Loss from discontinued operations	—	(0.02)	—	(0.16)

Net income per basic share	$0.13	$0.40	$0.38	$0.70

Diluted income per common share:
Income from continuing operations	$0.13	$0.41	$0.37	$0.85
Loss from discontinued operations	—	(0.02)	—	(0.16)

Net income per diluted share	$0.13	$0.39	$0.37	$0.69

Cash dividends per common share	$0.125	$1.61	$0.25	$1.83

Weighted average common shares outstanding — basic	192,818	197,173	192,753	196,177
Weighted average common shares outstanding — diluted	194,612	201,967	195,021	200,041

Retained earnings, beginning	$1,588,094	$1,770,546	$1,553,058	$1,771,464
Net income	24,903	78,608	72,473	137,332
Cash dividends and dividend equivalents	(25,099)	(324,588)	(49,673)	(368,649)
Reissuance of treasury stock	(578)	(1,761)	11,462	(17,342)

Retained earnings, ending	$1,587,320	$1,522,805	$1,587,320	$1,522,805

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$24,903	$78,608	$72,473	$137,332
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(914)	1,106	(5,814)	520

Other comprehensive (loss) gain:	(914)	1,106	(5,814)	520

Comprehensive income	$23,989	$79,714	$66,659	$137,852

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In thousands)	November 2, 2013	October 27, 2012
Operating activities:
Net income	$72,473	$137,332
Loss from discontinued operations, net of tax	—	31,990

Income from continuing operations	72,473	169,322
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	98,873	97,720
Share-based compensation	(1,793)	45,458
Provision for deferred income taxes	23,565	(21,233)
Tax benefit from share-based payments	8,172	5,072
Excess tax benefit from share-based payments	(8,267)	(4,365)
Foreign currency transaction loss	798	24
Loss on impairment of assets	19,316	449
Changes in assets and liabilities:
Merchandise inventory	(185,474)	(113,509)
Accounts receivable	(13,060)	(7,735)
Prepaid expenses and other	(33,867)	8,896
Other assets	(5,403)	(9,574)
Accounts payable	164,988	36,713
Unredeemed gift cards and gift certificates	(21,601)	(21,908)
Deferred lease credits	6,310	(6,896)
Accrued compensation and payroll taxes	(33,261)	9,461
Accrued income and other taxes	(18,394)	9,642
Accrued liabilities	(151)	13,280

Total adjustments	751	41,495

Net cash provided by operating activities	73,224	210,817
Investing activities:
Capital expenditures for property and equipment	(217,214)	(71,223)
Purchase of assets in acquisition	(20,751)	—
Acquisition of intangible assets	(1,528)	(958)
Purchase of available-for-sale securities	(17,373)	(10,069)
Sale of available-for-sale securities	125,982	36,415

Net cash used for investing activities	(130,884)	(45,835)
Financing activities:
Payments on capital leases	(1,393)	(2,515)
Repurchase of common stock as part of publicly announced programs	(33,051)	—
Repurchase of common stock from employees	(23,343)	(4,125)
Net proceeds from stock options exercised	3,323	43,914
Excess tax benefit from share-based payments	8,267	4,365
Cash dividends paid	(48,181)	(360,498)

Net cash used for financing activities	(94,378)	(318,859)

Effect of exchange rates changes on cash	(2,797)	264

Cash flows of discontinued operations
Net cash used for operating activities	—	(20,481)
Net cash used for investing activities	—	(768)
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—

Net cash used for discontinued operations	—	(21,249)
Net decrease in cash and cash equivalents	(154,835)	(174,862)
Cash and cash equivalents — beginning of period	509,119	719,545

Cash and cash equivalents — end of period	$354,284	$544,683

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$60,689	$79,547
Cash paid during the period for interest	$297	$247

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at November 2, 2013 and October 27, 2012 and for the 13 and 39 week periods ended November 2, 2013 and October 27, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2012 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At November 2, 2013, the Company operated in one reportable segment.

In Fiscal 2012, the Company exited the 77kids business, which included all 22 stores and related e-commerce operations. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented. Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2015,” “Fiscal 2014” “Fiscal 2013” refers to the 52 week periods ending January 31, 2016, January 31, 2015 and February 1, 2014, respectively. “Fiscal 2012” refers to the 53 week period ended February 2, 2013. “Fiscal 2011” and “Fiscal 2010” refer to the 52 week periods ended January 28, 2012 and January 29, 2011, respectively.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, ASU 2013-02 did not have a significant impact on the Company’s Consolidated Financial Statements.

Foreign Currency Translation

In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into United States dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss for investment securities recognized in earnings during the 13 and 39 weeks ended November 2, 2013 or October 27, 2012.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of November 2, 2013, short-term investments include treasury bills with a maturity of greater than three months, but less than one year.

As of November 2, 2013, long-term investments include term deposits with an original maturity of greater than one year. Long-term investments are recorded within other assets on the Company’s Consolidated Balance Sheets.

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

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts at the time at which both title and risk of loss for the merchandise transfers to the Company.

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

On September 5, 2013, the Company announced plans to close its Warrendale, Pennsylvania distribution center and transfer the operations to its new Hazelton, Pennsylvania facility, as the Warrendale facility is not physically or geographically capable of supporting the Company’s long-term expansion goals. This announcement resulted in $19.3 million of pre-tax asset impairments during the 13 weeks ended November 2, 2013. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exits and disposal costs.

The Company had $4.7 million, $9.5 million and $9.7 million of long-lived assets held-for-sale as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively. These long-lived corporate assets, which the Company believes will be sold within one year, are recorded at their estimated net realizable value, less disposal costs, which resulted in a $5.0 million reduction in carrying value during the 13 weeks ended May 4, 2013, recorded in depreciation and amortization expense within the Company’s Consolidated Financial Statements.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded in the 13 and 39 weeks ended November 2, 2013 and October 27, 2012.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.1 million and $1.0 million of revenue related to gift card breakage during the 13 weeks ended November 2, 2013 and October 27, 2012, respectively. During both the 39 weeks ended November 2, 2013 and October 27, 2012, the Company recorded $4.3 million of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	November 2, 2013	February 2, 2013	October 27, 2012
Cash and cash equivalents:
Cash	$306,572	$257,191	$389,664
Treasury bills	25,863	—	19,129
Money-market	21,849	221,929	107,821
Commercial paper	—	29,999	28,069

Total cash and cash equivalents	$354,284	$509,119	$544,683
Short-term investments:
Treasury bills	$2,930	$109,305	$—
Term-deposits	—	12,568	—

Total short-term investments	$2,930	$121,873	$—
Long-term investments:
Term-deposits	$9,588	$—	$—

Total long-term investments	$9,588	$—	$—

Total	$366,802	$630,992	$544,683

Proceeds from the sale of investments were $126.0 million and $36.4 million for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively. The purchase of investments was $17.4 million and $10.1 million for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively.

There were no unrecognized gains or losses for the Company’s available-for-sale securities for the 39 weeks ended November 2, 2013 or October 27, 2012.

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

As of November 2, 2013 and October 27, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments and long-term investments.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of November 2, 2013 and October 27, 2012:

	Fair Value Measurements at November 2, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$306,572	$306,572	$—	$—
Treasury bills	25,863	25,863	—	—
Money-market	21,849	21,849	—	—

Total cash and cash equivalents	$354,284	$354,284	$—	$—
Short-term investments:
Treasury bills	$2,930	$2,930	$—	$—

Total short-term investments	$2,930	$2,930	$—	$—
Long-term investments:
Term-deposits	$9,588	$9,588	$—	$—

Total long-term investments	$9,588	$9,588	$—	$—

Total	$366,802	$366,802	$—	$—

	Fair Value Measurements at October 27, 2012
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$389,664	$389,664	$—	$—
Money-market	107,821	107,821	—	—
Treasury bills	19,129	19,129	—	—
Commercial paper	28,069	28,069	—	—

Total cash and cash equivalents	$544,683	$544,683	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at November 2, 2013 or October 27, 2012.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of February 2, 2013, the Company concluded that its goodwill was not impaired.

During the 13 weeks ended November 2, 2013, the Company announced plans to close its Warrendale facility. Certain long-lived assets, including the Warrendale, Pennsylvania distribution center, were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Certain long-lived assets related to this distribution center were determined to be unable to recover their respective carrying values over their remaining useful life and were written down to fair value, resulting in a loss of $19.3 million, which is recorded as a loss on impairment of assets within the Consolidated Statements of Operations. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit and disposal costs.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Weighted average common shares outstanding:
Basic number of common shares outstanding	192,818	197,173	192,753	196,177
Dilutive effect of stock options and non-vested restricted stock	1,794	4,794	2,268	3,864

Diluted number of common shares outstanding	194,612	201,967	195,021	200,041

Equity awards to purchase approximately 2.9 million and 1.8 million shares of common stock during the 13 and 39 weeks ended November 2, 2013 and approximately 1.5 million and 2.8 million shares of common stock during the 13 and 39 weeks ended October 27, 2012, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were 0.9 and 0.8 million shares for the 13 and 39 weeks ended November 2, 2013, respectively, and no shares for both the 13 and 39 weeks ended October 27, 2012 of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 1.0 million shares of restricted stock units for both the 13 and 39 weeks ended November 2, 2013 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	November 2, 2013	February 2, 2013	October 27, 2012
Property and equipment, at cost	$1,594,326	$1,417,933	$1,453,625
Less: Accumulated depreciation	(964,120)	(917,799)	(926,249)

Property and equipment, net	$630,206	$500,134	$527,376

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	November 2, 2013	February 2, 2013	October 27, 2012
Trademarks and other intangibles, at cost	$52,484	$44,272	$44,106
Less: Accumulated amortization	(8,057)	(6,136)	(5,647)

Intangible assets, net	$44,427	$38,136	$38,459

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

As of November 2, 2013, the Company was in compliance with the terms of the Credit Agreement and had $8.3 million outstanding in letters of credit and no borrowings.

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of November 2, 2013, the Company had outstanding trade letters of credit of $69.2 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended November 2, 2013 was a net benefit of $11.5 million ($7.1 million, net of tax) and $1.8 million ($1.1 million, net of tax), respectively. The net benefit is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 27, 2012 was $17.7 million ($10.9 million, net of tax) and $45.4 million ($28.0 million, net of tax), respectively.

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

A summary of the Company’s stock option activity for the 39 weeks ended November 2, 2013 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding — February 2, 2013	4,629	$16.29
Granted	376	$22.55
Exercised (1)	(250)	$13.36
Cancelled	(76)	$23.44

Outstanding — November 2, 2013	4,679	$16.83	3.0	$6,064

Vested and expected to vest — November 2, 2013	4,604	$16.83	2.9	$5,978

Exercisable — November 2, 2013 (2)	1,291	$11.20	3.6	$5,079

(1)	Options exercised during the 39 weeks ended November 2, 2013 had exercise prices ranging from $4.24 to $19.28.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at November 2, 2013.

The weighted-average grant date fair value of stock options granted during the 39 weeks ended November 2, 2013 and October 27, 2012 was $4.17 and $3.72, respectively. The aggregate intrinsic value of options exercised during the 39 weeks ended November 2, 2013 and October 27, 2012 was $1.3 million and $24.9 million, respectively.

Cash received from the exercise of stock options was $3.3 million for the 39 weeks ended November 2, 2013 and $43.9 million for the 39 weeks ended October 27, 2012. The actual tax benefit realized from stock option exercises totaled $8.2 million for the 39 weeks ended November 2, 2013 and $5.1 million for the 39 weeks ended October 27, 2012.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
Black-Scholes Option Valuation Assumptions	November 2, 2013	October 27, 2012
Risk-free interest rate (1)	0.3%	0.6%
Dividend yield	2.0%	2.8%
Volatility factor (2)	34.4%	41.2%
Weighted-average expected term (3)	2.5 years	4.0 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of November 2, 2013, there was $1.5 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 1.3 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	November 2, 2013		November 2, 2013
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested — February 2, 2013	1,386	$13.91	2,086	$14.91
Granted	942	$22.01	857	$21.80
Vested	(1,057)	$14.06	(566)	$17.39
Cancelled	(51)	$18.50	(37)	$19.89

Nonvested — November 2, 2013	1,220	$19.84	2,340	$16.75

As of November 2, 2013, there was $17.3 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.0 years. Additionally, there was $22.3 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of November 2, 2013, the Company had 17.8 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended November 2, 2013 was 41.2% compared to 37.2% for the 13 weeks ended October 27, 2012. The effective income tax rate from continuing operations based on actual operating results for the 39 weeks ended November 2, 2013 was 38.6% compared to 35.0% for the 39 weeks ended October 27, 2012. The increase in the effective income tax rate this year is primarily due to a change in the mix of income contribution between domestic and international operations and favorable state income tax settlements last year.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended November 2, 2013 and October 27, 2012. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $8.0 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Acquisitions and Dispositions

On May 31, 2013, the Company completed a transaction with Dickson Concepts (International) Limited (“Dickson”) to acquire six existing American Eagle Outfitters franchised stores in Hong Kong and China and the related assets operated by Dickson, for total consideration of $20.8 million USD. Included in the total consideration for the transaction was a $10.0 million USD payment to Dickson to terminate their right to open additional stores in Hong Kong, Macau, China and other designated territories in Asia.

The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values as of May 31, 2013. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The Company’s valuation of intangible assets, including deferred income taxes, is subject to finalization during Fiscal 2013.

The allocation of the purchase price to the fair value of assets acquired is as follows:

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

The table below presents the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statement of Operations for the 13 and 39 weeks ended October 27, 2012. There were no losses from Discontinued Operations within the Consolidated Statement of Operations for both the 13 and 39 weeks ended November 2, 2013.

	13 Weeks Ended	39 Weeks Ended
(In thousands)	October 27, 2012	October 27, 2012
Total net revenue	$—	$20,117
Loss from discontinued operations, before income taxes	$(6,191)	$(51,839)
Income tax benefit	2,358	19,849

Loss from discontinued operations, net of tax	$(3,833)	$(31,990)
Loss per common share from discontinued operations:
Basic	$(0.02)	$(0.16)
Diluted	$(0.02)	$(0.16)

There were no assets or liabilities included in the Consolidated Balance Sheets for 77kids as of November 2, 2013, February 2, 2013 and October 27, 2012.

14. Exit and Disposal Activities

On September 5, 2013, the Company announced plans to close its Warrendale, Pennsylvania distribution center and transfer the operations to its new Hazelton, Pennsylvania facility, as the Warrendale facility is not physically or geographically capable of supporting the Company’s long-term expansion goals. The Hazelton facility is under construction and is expected to open in the second quarter of Fiscal 2014. It will initially supplement the Ottawa, Kansas facility in fulfilling internet orders. The transition of store distribution operations from Warrendale to Hazelton is scheduled to begin in early 2015 and is anticipated to be completed by July 2015.

Including amounts recognized during the 13 weeks ended November 2, 2013, the Company continues to expect after-tax charges of $14 million to $15 million related to the closing of the Warrendale facility. These charges are comprised of the following after-tax amounts:

•	$2 million to $3 million of severance and employee related costs

•	$12 million of non-cash asset impairment charges

The pre-tax cash outflow for severance and employee related costs are estimated to be $4 million to $5 million to be paid in Fiscal 2015.

Costs associated with exit or disposal activities are recorded when incurred. During the 13 weeks ended November 2, 2013, $19.3 million of pre-tax non-cash asset impairments ($11.9 million after-tax) were recorded as a loss on impairment of assets within the Consolidated Statements of Operations.

There are no liabilities associated with exit and disposal activities recognized in the Consolidated Balance Sheet as of November 2, 2013.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirty-nine week periods ended November 2, 2013 and October 27, 2012, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of November 2, 2013 and October 27, 2012, and the related consolidated statements of operations and retained earnings, and comprehensive income for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012 and the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2013 and October 27, 2012. These financial statements are the responsibility of the Company’s management.

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

December 9, 2013

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 60 to 65 new American Eagle Outfitters stores in North America and internationally during Fiscal 2013;

•	the planned opening of approximately 20 new franchised American Eagle Outfitters stores during Fiscal 2013;

•	the selection of approximately 50 to 65 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2013;

•	the potential closure of approximately 15 to 20 American Eagle Outfitters and 25 to 30 aerie stores in the United States and Canada during Fiscal 2013;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or grow through acquisitions or joint ventures;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the possibility that economic pressures and other business factors will have a significant negative impact on our continued growth and results of operations;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Results of Operations

Overview

Our third quarter results were negatively impacted by a competitive retail segment, with high promotional competition and tepid consumer spending. Weak store traffic and increased promotional activity negatively impacted both comparable sales and margins. We cleared through inventories and controlled our expenses during a volatile period.

Our third quarter total net revenue decreased 6% to $857.3 million and consolidated comparable sales, including AEO Direct, decreased 5%, compared to a 10% increase last year. By brand, American Eagle Outfitters brand comparable sales decreased 5% and aerie brand decreased 3%. Comparable sales for AEO Direct, which is included in the consolidated and brand comparable sales, increased 17%.

Gross profit decreased 21% to $298.9 million compared to $379.1 million last year and declined 670 basis points to 34.9% as a rate to total net revenue. The decline is the result of higher markdowns, increased delivery costs and deleverage of rent on negative comparable sales.

Operating income for the third quarter was $41.8 million, which includes $19.3 million of pre-tax asset impairment charges resulting from the decision to close a distribution center. This compares to $128.5 million of operating income a year ago. Net income this year was $24.9 million, or $0.13 per diluted share. On an adjusted basis, which excludes $0.06 per diluted share of asset impairments, earnings were $0.19 per diluted share. This compares to income from continuing operations last year of $0.41 per diluted share.

The preceding paragraph contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding certain items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

13 Weeks Ended
November 2, 2013
Net income per diluted share — GAAP Basis	$0.13
Add back: Non-cash asset impairment charges, net of tax (1)	0.06

Net income per diluted share — Non-GAAP Basis	$0.19

(1)	Non-GAAP adjustments consist of $19.3 million of pre-tax asset impairments ($11.9 million after-tax) related to the Warrendale Distribution Center.

We had $366.8 million in cash and cash equivalents and investments as of November 2, 2013. Merchandise inventory at the end of the third quarter was $518.9 million, compared to $481.2 million last year, an increase of 6% on a cost per foot basis. The increase is due to a 3% increase in both ending units per foot and ending average cost per unit.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	65.1	58.4	64.3	60.5

Gross profit	34.9	41.6	35.7	39.5
Selling, general and administrative expenses	24.0	24.1	25.4	24.6
Loss on impairment of assets	2.3	—	0.8	—
Depreciation and amortization expense	3.8	3.4	4.3	4.1

Operating income	4.8	14.1	5.2	10.8
Other income, net	0.1	0.3	0.0	0.3

Income before income taxes	4.9	14.4	5.2	11.1
Provision for income taxes	2.0	5.4	2.0	3.9

Income from continuing operations	2.9	9.0	3.2	7.2
Loss from discontinued operations, net of tax	—	(0.4)	—	(1.4)

Net income	2.9%	8.6%	3.2%	5.8%

The following table shows our adjusted consolidated store data, which excludes 77kids stores:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Number of stores:
Beginning of period	1,056	1,063	1,044	1,069
Opened	13	4	46	13
Closed	(5)	(4)	(26)	(19)

End of period	1,064	1,063	1,064	1,063

Total gross square feet at end of period	6,455,497	6,300,662	6,455,497	6,300,662

International franchise stores at end of period (1)	61	44	61	44

(1)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation. International franchise stores at October 27, 2012 include the six stores in Hong Kong and China which were acquired in 2013. Refer to Note 12 to the Consolidated Financial Statements for additional information on the Company’s acquisition of its Hong Kong and China operations.

Our operations are conducted in one reportable segment, which includes 932 American Eagle Outfitters retail stores, 132 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended November 2, 2013 to the 13 weeks ended October 27, 2012

Total net revenue

Total net revenue decreased 6% to $857.3 million compared to $910.3 million last year. The decline resulted primarily from a consolidated comparable sales decrease of 5% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 5%, or $43.3 million, and aerie brand comparable sales decreased 3%, or $1.5 million. Third quarter 2013 comparable sales are compared to the 13 weeks ended November 3, 2012.

Total comparable sales for AE women’s and men’s have both decreased 5%. For the third quarter, AUR and average dollar sale declined approximately 9% as a result of an increase in promotional activity. Store traffic was below last year; however, conversion was up approximately 1%, resulting in higher transactions and unit sales per store.

Gross Profit

Gross profit decreased 21% to $298.9 million compared to $379.1 million last year. As a rate to total net revenue, gross profit was 34.9% compared to 41.6% in the same quarter last year. The 670 basis point decline in gross margin was due to competitive pricing pressures and increased markdowns. Additionally, buying, occupancy and warehousing costs increased 150 basis points as a rate to total net revenue from deleverage of rent on negative comparable sales and increased delivery costs.

There was a net benefit of $7.5 million of share-based payment expense included in gross profit for the period ended November 2, 2013. This is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets. The net benefit is compared to $9.5 million of share-based payment expense for the period ended October 27, 2012.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6% to $205.7 million from $219.1 million last year. As a rate to total net revenue, SG&A expenses improved 10 basis points to 24.0%. Lower incentive and travel costs were partially offset by incremental costs related to filling open positions at the corporate office and expense related to the opening of factory stores and our omni-channel initiatives.

There was a net benefit of $4.0 million of share-based payment expense included in selling, general and administrative expenses for the period ended November 2, 2013. This is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets. The net is compared to $8.1 million of share-based payment expense for the period ended October 27, 2012.

Loss on Impairment of Assets

Loss on impairment of assets was $19.3 million for the third quarter this year. The impairment loss resulted from the announced plan to close the Warrendale, Pennsylvania distribution center.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit and disposal costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $32.0 million, compared to $31.4 million last year. As a rate to total net revenue, depreciation and amortization expense was 3.8% this year as compared to 3.4% last year. The increase in rate primarily was a result of the decrease in total net revenue.

Other Income, Net

Other income decreased to $0.5 million this year, compared to $2.8 million last year. The decrease is primarily a result of the settlement recoveries received last year from auction rate securities that were previously held.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended November 2, 2013 was 41.2% compared to 37.2% for the 13 weeks ended October 27, 2012. The increase in the effective income tax rate this year is primarily due to a change in the mix of income contribution between domestic and international operations and favorable state income tax settlements last year.

Income from Continuing Operations

Income from continuing operations for the third quarter was $24.9 million, or $0.13 per diluted share, compared to $82.4 million, or $0.41 per diluted share, last year. Included in income from continuing operations this year was $19.3 million, or $0.06 per diluted share, of pre-tax asset impairment charges. The remaining change in income from continuing operations is attributable to the factors noted above.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party last year, the results of 77kids are presented as a discontinued operation. Loss from discontinued operations, net of tax, was $3.8 million, or a $0.02 loss per diluted share, for the period ended October 27, 2012. There were no results from discontinued operations this year.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $24.9 million, or 2.9% as a percent to total net revenue, from $78.6 million, or 8.6% as a percent to total net revenue last year. Net income per diluted share decreased to $0.13 per diluted share from $0.39 per diluted share in the prior year. As noted above, net income this year includes $19.3 million, or $0.06 per diluted share, of pre-tax asset impairment charges. The change in net income is attributable to the factors noted above.

Comparison of the 39 weeks ended November 2, 2013 to the 39 weeks ended October 27, 2012

Total net revenue

Total net revenue decreased 4% to $2.264 billion compared to $2.359 billion last year. The change in total net revenue resulted primarily from a comparable sales decrease of 6% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 6%, or $131.0 million, and aerie brand comparable sales decreased 1%, or $0.9 million. Year-to-date 2013 comparable sales are compared to the 39 weeks ended November 3, 2012.

Total comparable sales for AE women’s and men’s have decreased 7% and 4%, respectively. For the 39 week period, traffic, transactions and average transaction value declined. AUR decreased in the mid single-digits, due to greater promotional activity.

Gross Profit

Gross profit decreased 13% to $808.0 million compared to $930.6 million last year. As a rate to total net revenue, gross profit was 35.7%, compared to 39.5% last year. Included in gross profit were $2.4 million of corporate charges this year. Favorable product costs provided 110 basis points of improvement, offset by 350 basis points of decline due to higher markdowns. Buying, occupancy and warehousing costs deleveraged 140 basis points from higher delivery costs and deleverage of rent on negative comparable sales.

There was a net benefit of $3.5 million share-based payment expense included in gross profit for the period ended November 2, 2013. This is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets. The net benefit is compared to $23.7 million of share-based payment expense for the period ended October 27, 2012.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $574.3 million from $579.8 million last year, however increased 80 basis points, as a rate to total net revenue, to 25.4% from 24.6% last year. Corporate charges of $1.5 million this year and $3.9 million last year, were included in selling, general and administrative expense. Lower incentive and travel costs were partially offset by incremental costs related to filling open positions at the corporate office and expenses related to the opening of factory stores and our omni-channel initiatives.

There was a net benefit of $1.6 million of share-based payment expense included in selling, general and administrative expenses for the period ended November 2, 2013. This is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets. The net benefit is compared to $21.7 million of share-based payment expense for the period ended October 27, 2012.

Loss on Impairment of Assets

Loss on impairment of assets was $19.3 million for the year-to-date period this year as compared to $0.4 million last year. The impairment loss this year resulted from the announced plan to close the Warrendale, Pennsylvania distribution center.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit and disposal costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $97.3 million, compared to $96.1 million last year. Depreciation and amortization expense includes $7.6 million of restructuring asset write-offs this year and $0.7 million last year. As a rate to total net revenue, depreciation and amortization expense was 4.3% this year compared to 4.1% last year.

Other Income, Net

Other income was $1.0 million this year, compared to $6.0 million last year, primarily as a result of the settlement recoveries from auction rate securities that were previously held.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 39 weeks ended November 2, 2013 was 38.6% compared to 35.0% for the 39 weeks ended October 27, 2012. The increase in the effective income tax rate this year is primarily due to a change in the mix of income contribution between domestic and international operations and favorable state income tax settlements last year.

Income from Continuing Operations

Income from continuing operations for the 39 week period ended November 2, 2013 was $72.5 million, or $0.37 per diluted share, compared to $169.3 million, or $0.85 per diluted share, last year. The change in income from continuing operations is attributable to the factors noted above, including the loss on impairment of assets of $0.06 per diluted share this year.

Loss from Discontinued Operations

Due to the completion of the sale of the 77kids business to a third party in Fiscal 2012, the results of 77kids are presented as a discontinued operation. Loss from discontinued operations, net of tax, was $32.0 million, or a $0.16 loss per diluted share, for the period ended October 27, 2012. There were no results from discontinued operations this year.

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $72.5 million, or 3.2% as a percent to total net revenue, from $137.3 million, or 5.8% as a percent to total net revenue last year. Net income per diluted share decreased to $0.37 from $0.69 last year. The change in net income is attributable to the factors noted above, including the impact of the discontinued operations of 77kids last year and the loss on impairment of assets of $0.06 per diluted share this year.

International Operations

We have entered into agreements with multiple third party operators to expand our brands internationally. Through these agreements, we plan to open a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores in Eastern Europe, the Middle East, Central and South America, Northern Africa and various parts of Asia. As of November 2, 2013, we had 61 stores operated by our third party operators in 12 countries. These agreements do not involve a significant capital investment or operational involvement from the Company. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of November 2, 2013, we had 96 company-operated stores in Canada, three in Hong Kong, three in China, three in Mexico and six in Puerto Rico. We acquired the stores in Hong Kong and China from Dickson Concepts (International) Limited in the second quarter of this year. We plan to open several additional company-operated stores in Mexico throughout 2013. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of November 2, 2013, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of November 2, 2013:

	Fair Value Measurements at November 2, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$306,572	$306,572	$—	$—
Treasury bills	25,863	25,863	—	—
Money-market	21,849	21,849	—	—

Total cash and cash equivalents	$354,284	$354,284	$—	$—
Short-term investments:
Treasury bills	$2,930	$2,930	$—	$—

Total short-term investments	$2,930	$2,930	$—	$—
Long-term investments:
Term-deposits	$9,588	$9,588	$—	$—

Total long-term investments	$9,588	$9,588	$—	$—

Total	$366,802	$366,802	$—	$—

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

The following sets forth certain measures of our liquidity:

	November 2,	February 2,	October 27,
	2013	2013	2012
Working Capital (in thousands)	$555,406	$715,397	$764,036
Current Ratio	2.03	2.64	2.72

The $160.0 million decrease in working capital compared to February 2, 2013 and the $208.6 million decrease compared to last year, is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and share repurchases, which is partially offset from positive cash flow from operations.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $73.2 million and $210.8 million for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year decrease in cash flows from operations this year was primarily driven by the decrease in income from continuing operations, net of non-cash adjustments, as a result of the 6% decrease in sales and decline in margin resulting from increased promotional activity.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for the 39 weeks ended November 2, 2013 included $217.2 million of capital expenditures for property and equipment, $20.8 million for the purchase of long-lived assets in acquisitions, $17.4 million of investment security purchases and $1.5 million for the acquisition of intangibles partially offset by $126.0 million of proceeds from the sale of investments classified as available-for-sale. Purchase of long-lived assets in acquisition relate to the franchise stores and related assets we acquired from Dickson Concepts (International) Limited. Investing activities for the 39 weeks ended October 27, 2012 primarily included $71.2 million of capital expenditures for property and equipment, $10.1 million of investment security purchases and $1.0 million for the acquisition of intangibles partially offset by $36.4 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities for the 39 weeks ended November 2, 2013 consisted primarily of $48.2 million for cash dividends paid at a rate of $0.125 per share in the second and third quarters of Fiscal 2013, $33.1 million for the repurchase of common stock as part of publicly announced programs and $23.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment.

Cash used for financing activities for the 39 weeks ended October 27, 2012 consisted primarily of $360.5 million for the payment of dividends, offset by $43.9 million related to net proceeds from stock options exercised. Dividends paid included regular quarterly dividends of $0.11 per share and a special cash dividend of $1.50 per share in the third quarter of Fiscal 2012.

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

As of November 2, 2013, we were in compliance with the terms of the Credit Agreement and had $8.3 million outstanding in letters of credit and no borrowings.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $135.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of November 2, 2013, we had outstanding trade letters of credit of $69.2 million.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended November 2, 2013 were $217.2 million and included $77.8 million related to investments in our stores, including 17 new AE stores, 29 new Factory stores and 54 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($57.3 million), other home office projects ($18.8 million), the improvement and expansion of our distribution centers ($54.5 million) and investments in e-commerce ($8.8 million).

For Fiscal 2013, we expect capital expenditures to be approximately $250 million related to stores, the construction of a new distribution center to support our expansion efforts, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format. Additionally, we plan to remodel and refurbish approximately 50 to 65 AEO stores. During the 39 weeks ended November 2, 2013, we completed 54 remodels and refurbishes.

Stock Repurchases

During the 39 weeks ended November 2, 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share. As of November 2, 2013, we had 18.4 million shares remaining authorized for repurchase. These shares may be repurchased at our discretion through January 28, 2017. There were no share repurchases as a part of our publicly announced repurchase programs during the 39 weeks ended October 27, 2012.

During the 39 weeks ended November 2, 2013 and October 27, 2012, we repurchased approximately 1.1 million and 0.3 million shares, respectively, from certain employees at market prices totaling $23.3 million and $4.1 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended November 2, 2013, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on October 16, 2013. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 2, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 39 weeks ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2012 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 2, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 4, 2013 through August 31, 2013)	—	$—	—	18,400,000
Month #2 (September 1, 2013 through October 5, 2013)	—	$—	—	18,400,000
Month #3 (October 6, 2013 through November 2, 2013)	2,815	$15.27	—	18,400,000

Total	2,815	$15.27	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended November 2, 2013, and there were 2,815 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Robert L. Hanson pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2013

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Robert L. Hanson
Robert L. Hanson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)