Form 10-K
period 2014-02-01
AMERICAN EAGLE OUTFITTERS INC
filed 2014-03-13
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2013 was $3,602,480,041.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 193,824,031 Common Shares were outstanding at March 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2014 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.    BUSINESS.

General

American Eagle Outfitters, Inc., a Delaware corporation (the “Company”), operates under the American Eagle Outfitters® and aerie® by American Eagle Outfitters® brands. Founded in 1977, we are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices.

We have company operated stores in the United States, Canada, Mexico, Hong Kong and China. American Eagle Outfitters® and aerie® merchandise is also available at international store locations managed by third party operators. As of February 1, 2014, we operated 944 American Eagle Outfitters stores and 122 aerie stand-alone stores. Our third party operated store base has grown to 66 stores in 12 countries and products purchased through our online business, AEO Direct, ship to 81 countries worldwide.

We operated the 77kids by American Eagle Outfitters® brand until the exit of the business during Fiscal 2012. Our Consolidated Financial Statements reflect the results of 77kids as discontinued operations for all periods presented.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “AEO” and the “AEO Brand” refer to our company operated American Eagle Outfitters stores. “aerie” refers to our aerie® by American Eagle Outfitters® stores. “AEO Direct” refers to our e-commerce operations, ae.com and aerie.com.

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2014” refers to the 52 week period ending January 31, 2015. “Fiscal 2013” refers to the 52 week period ended February 1, 2014. “Fiscal 2012” refers to the 53 week period ended February 2, 2013. “Fiscal 2011,” “Fiscal 2010” and “Fiscal 2009” refer to the 52 week periods ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

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

Brands

AEO Brand

The American Eagle Outfitters® brand targets 15 to 25 year old men and women. Denim is the cornerstone of the American Eagle Outfitters® product assortment, which is complemented by other key categories including sweaters, fleece, outerwear, graphic t-shirts, footwear and accessories. American Eagle Outfitters® is honest, real, individual and fun. American Eagle Outfitters® is priced to be worn by everyone, everyday, delivering value through quality and style.

Gaining market share through differentiated fashion in key categories, such as knit tops and fleece, is a primary focus within the AEO Brand. In addition, we seek to build upon our leading position in denim. Delivering value, variety and versatility to our customers remains a top priority. We strive to offer value at all levels of the assortment, punctuated with promotions. We are working to reduce production lead-times, to enable us to react more quickly to emerging trends. Finally, we continue to innovate our store experience to be more impactful from front to back.

aerie by American Eagle Outfitters

The aerie® by American Eagle Outfitters® (“aerie”) brand is a collection of intimates and personal care products for the AEO® girl. The collection is available in 122 stand-alone aerie stores throughout the United States and Canada, online at aerie.com and at select American Eagle Outfitters® stores. aerie, with intimates at the core, is beautiful, feminine, soft, sensuous, yet comfortable.

Growth Strategy

We are focused on delivering results through our five near-term priorities: (1) driving a competitive top line; (2) generating margin flow-through from improved inventory management; (3) rebalancing our store fleet; (4) accelerating our online business; and (5) gaining leverage on our infrastructure.

Our strategic plan is built around the following pillars:

•	Fortify our brands, processes and capabilities;

•	Grow North America through under-penetrated U.S. markets, factory stores, Mexico and e-commerce;

•	Transform our Company into an omni-channel retailer with both domestic and international presence; and

•	Return value to our shareholders through profitable growth.

AEO Direct

We sell merchandise via our e-commerce operations, ae.com and aerie.com, which are online extensions of the lifestyle that we convey in our stores. In addition to purchasing items online, customers can experience AEO Direct in-store through our Store-to-Door program. This program enables store associates to sell any item available online to an in-store customer in a single transaction. Customers are taking advantage of Store-to-Door by purchasing extended sizes that are not available in-store, as well as finding a certain size or color that happens to be out-of-stock at the time of their visit. The ordered items are shipped to the customer’s home free of charge.

We are focused on delivering an omni-channel approach to customer engagement, which will eventually lead to a single view of the customer and inventory. We have made investments including a re-launched mobile app and enhanced websites. We will continue to invest in initiatives geared towards integration of our shopping channels. In Fiscal 2014, we will be capable of fulfilling online orders at stores through our Buy Online Ship from Store program and we plan to enhance our websites, increase CRM capabilities through personalization, segmentation and customer lifecycle management.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of February 1, 2014, we had 66 stores operated by our third party operators in 12 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of February 1, 2014, we had 96 company-operated stores in Canada, six in Mexico, three in Hong Kong, four in China and six in Puerto Rico. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

Real Estate

We remain focused on real-estate strategies to grow our business and strengthen our financial performance utilizing our most productive formats in the right markets, including AEO Factory stores and aerie side-by-side locations.

At the end of Fiscal 2013, we operated in all 50 states, Puerto Rico, Canada, Mexico, Hong Kong and China. During Fiscal 2013, we opened 58 new stores, consisting largely of AEO Factory stores and acquired 6 franchised AEO Brand stores in Hong Kong and China. These store openings, offset by 42 store closings, increased our total store base to 1,066 stores.

Our stores average approximately 6,100 gross square feet and approximately 4,900 on a selling square foot basis. Our gross square footage increased by approximately 5% during Fiscal 2013.

During Fiscal 2013, we renovated a total of 56 AEO stores through remodels, refurbishes and refreshes. We evaluate each store and determine the appropriate capital spend based on financial performance and non-financial factors including the location and condition of the store, the center and competitors. Remodels result in a newly constructed store, sometimes larger in size, in the most current store design including new storefront, floors, fixtures, marketing and lighting. Refurbishes consist of selective changes that include new store front, floors and fixtures. Refreshes include certain aspects of our current store format, including paint and new fixtures.

In Fiscal 2014, we plan to open approximately 25 AEO stores in the Factory store format in North America and continue our international expansion in Mexico, Asia and the United Kingdom. We also plan to remodel and refurbish approximately 45 existing AEO stores and close approximately 15 to 20 AEO stores and 25 to 30 aerie stores. Our square footage is expected to increase slightly in Fiscal 2014.

The table below shows certain information relating to our historical store growth from continuing operations.

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Consolidated stores at beginning of period	1,044	1,069	1,077	1,075	1,070
Consolidated stores opened during the period	64	16	21	25	29
Consolidated stores closed during the period	(42)	(41)	(29)	(23)	(24)

Total consolidated stores at end of period	1,066	1,044	1,069	1,077	1,075

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
AEO Brand stores at beginning of period	893	911	929	938	954
AEO Brand stores opened during the period	64	16	11	14	8
AEO Brand stores closed during the period	(13)	(34)	(29)	(23)	(24)

Total AE Brand stores at end of period	944	893	911	929	938

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
aerie stores at beginning of period	151	158	148	137	116
aerie stores opened during the period	—	—	10	11	21
aerie stores closed during the period	(29)	(7)	—	—	—

Total aerie stores at end of period	122	151	158	148	137

Consolidated Store Locations

As of February 1, 2014, we operated 1,066 stores in the United States, Canada, Mexico, Hong Kong and China under the American Eagle Outfitters and aerie brands as shown below:

United States, including the Commonwealth of Puerto Rico — 957 stores

Alabama	16	Indiana	22	Nebraska	6	Rhode Island	3
Alaska	5	Iowa	12	Nevada	4	South Carolina	17
Arizona	13	Kansas	9	New Hampshire	10	South Dakota	3
Arkansas	8	Kentucky	14	New Jersey	27	Tennessee	26
California	66	Louisiana	13	New Mexico	3	Texas	72
Colorado	11	Maine	6	New York	64	Utah	10
Connecticut	14	Maryland	21	North Carolina	29	Vermont	2
Delaware	5	Massachusetts	31	North Dakota	4	Virginia	26
Florida	57	Michigan	29	Ohio	36	Washington	19
Georgia	34	Minnesota	18	Oklahoma	13	West Virginia	9
Hawaii	4	Mississippi	9	Oregon	11	Wisconsin	19
Idaho	4	Missouri	18	Pennsylvania	61	Wyoming	2
Illinois	34	Montana	2	Puerto Rico	6

Canada — 96 stores

Alberta	12	New Brunswick	3	Ontario	50
British Columbia	13	Newfoundland	1	Quebec	10
Manitoba	2	Nova Scotia	3	Saskatchewan	2

International — 13 stores

China	4	Hong Kong	3	Mexico	6

Purchasing

We purchase merchandise from suppliers who either manufacture their own merchandise, supply merchandise manufactured by others or both. During Fiscal 2013, we purchased substantially all of our merchandise from non-North American suppliers.

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

In July 2013, AEO signed the Accord on Fire and Building Safety, aligning with nearly 100 brands, non-governmental organizations (NGOs) and trade unions, to improve workplace safety in Bangladesh. The International Labor Organization (ILO), an organization that gives equal voice to workers, employers and unions, is Chair of the Steering Committee of the Accord. The Accord is a five-year program that will establish in-factory training; facilitate the creation of factory health and safety committees; review existing building regulations and enforcement; and develop a worker complaint process and mechanism for workers to report health and safety risks. AEO is also engaged with the ILO on Better Work programs in Cambodia, Haiti, Indonesia and Vietnam and is a member of the Better Work Buyers Partners.

Security Compliance

During recent years, there has been an increasing focus within the international trade community on concerns related to global terrorist activity and protecting the supply chain. Various security issues and other terrorist threats have brought increased demands from the Bureau of Customs and Border Protection (“CBP”) and other agencies within the Department of Homeland Security that importers take responsible action to secure their supply chains. We have been a certified member of the Customs — Trade Partnership Against Terrorism program (“C-TPAT”) since 2004. C-TPAT is a voluntary program offered by CBP in which an importer agrees to work with CBP to strengthen overall supply chain security. As part of this program, we are subject to validations by CBP.

Historically, we took significant steps to expand the scope of our security procedures, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a requirement that all of our international logistics partners, including forwarders, consolidators, shippers and brokers be certified members of C-TPAT; and pre-inspections of all potential production facilities. Additionally, we also evaluate additional oversight options for high-risk security countries and among other things, implemented full third-party audits on an annual basis. In Fiscal 2013, we took the audits one step further, and conducted security audits of our own to validate the results we receive from the third-party audits. We also implemented security training for our domestic logistics partners, along with conducting periodic audits on their facilities as well.

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

In addition to CBP requirements, we also ensure compliance with all other government agencies and their corresponding regulations including but not limited to the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the Food and Drug Administration (FDA) and U.S. Fish and Wildlife services. We have policies and procedures in place for labeling, packaging, product testing, obtaining required documentation and making appropriate declarations to reduce the risk of non-compliance.

Product Safety

We are strongly committed to the safety and well being of our customers. We require our products to meet applicable laws and regulations. In certain cases, we also voluntarily adopt industry standards and best practices that may be higher than legally required or where no clear laws exist.

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

Merchandise Inventory, Replenishment and Distribution

Merchandise is generally shipped directly from our vendors and routed through third-party transloaders at key ports of entry to our U.S. distribution centers in Warrendale, Pennsylvania and Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario. Additionally, an increasing amount of product is shipped directly to stores from our transloaders, by-passing our distribution centers which reduces transit times and lowers operating costs. In 2013, we opened third-party distribution centers in Mexico City, Hong Kong and Shanghai, to support our Mexico and Asian international store and e-commerce growth. We will open a new 1,000,000 square foot omni-channel distribution center in Hazleton, PA in July 2014, and phase out our distribution center in Warrendale, Pennsylvania in 2015.

Upon receipt at one of our distribution centers, merchandise is processed and prepared for shipment to the stores or forwarded to a warehouse holding area to be used for store sales replenishment. The allocation of merchandise among stores varies based upon a number of factors, including geographic location, customer demographics and store size. Merchandise is shipped to our stores two to five times per week depending upon the season and store requirements. Our current e-commerce distribution center, located in Ottawa, Kansas, ships merchandise directly to customers in all 50 states and 81 countries worldwide.

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

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE®, AEO®, LIVE YOUR LIFE®, aerie® and the Flying Eagle Design with the United States Patent and Trademark Office. We also have registered or have applied to register these trademarks with the registries of the foreign countries in which our stores and/or manufacturers are located and/or where our product is shipped.

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AEO®, LIVE YOUR LIFE®, aerie® and the Flying Eagle Design with the Canadian Intellectual Property Office. In addition, we have acquired rights in AETM for clothing products and registered AE® in connection with certain non-clothing products.

In the United States and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including our pocket stitch designs and the aerie Bird design.

These registered trademarks are renewable indefinitely, and their registrations are properly maintained in accordance with the laws of the country in which they are registered. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of February 1, 2014, we had approximately 40,000 employees in the United States, Canada, Mexico, Hong Kong and China, of whom approximately 33,000 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

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

Certifications

As required by the New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on June 20, 2013 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The effect of economic pressures and other business factors

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general, local or international economic conditions, thereby adversely impacting our business and results of operations.

Our ability to react to raw material cost, labor and energy cost increases

Increases in our costs, such as raw materials, labor and energy may reduce our overall profitability. Specifically, fluctuations in the cost associated with the manufacture of merchandise we purchase from our suppliers impacts our cost of sales. We have strategies in place to help mitigate these costs and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could further reduce our profitability if not mitigated.

Our ability to rebalance our store fleet and grow through new store openings and existing store remodels and expansions

Our growth and success will depend in part on our ability to rebalance our store fleet and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2014, we plan to open approximately 25 new American Eagle Outfitters stores in the Factory store format in North America and continue our international expansion in Mexico, Asia and the United Kingdom. Additionally, we plan to remodel and refurbish 45 existing American Eagle Outfitters stores during Fiscal 2014. Accomplishing our new and existing store rebalancing and expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion and rebalancing goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

Our efforts to expand internationally

We are actively pursuing additional international expansion initiatives, which include wholly-owned stores and stores operated by third parties in select international markets. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. Furthermore, although we provide store operation training, literature and support, to the extent that the franchisee, licensee or other operator does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, our business results and the value of our brand could be negatively impacted.

A failure to properly implement our expansion initiatives, or the adverse impact of political or economic risks in these international markets, could have a material adverse effect on our results of operations and financial condition. We have limited prior experience operating internationally, where we face established competitors. In many of these locations, the real estate, labor and employment, transportation and logistics and other operating requirements differ dramatically from those in the locations where we have more experience. Consumer demand and behavior, as well as tastes and purchasing trends, may differ substantially, and as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Any differences that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations. In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets, and liabilities denominated in currencies other than the U.S. dollar. We may in the future use instruments to hedge certain foreign currency risks; however, these measures may not succeed in offsetting all of the negative impact of foreign currency rate movements on our business and results of operations.

As we pursue our international expansion initiatives, we are subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. Violations of these laws could subject us to sanctions or other penalties that could have an adverse effect on our reputation, operating results and financial condition.

Our ability to achieve planned store financial performance

The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our results of operations and financial condition.

Our international merchandise sourcing strategy

Our merchandise is manufactured by suppliers worldwide. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor. Because we have a global supply chain, any event causing the disruption of imports, including the insolvency of a significant supplier or a major labor dispute, could have an adverse effect on our operations. Other events that could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased United States Customs and Border Protection (CBP) enforcement actions, or political or economic disruptions.

We have a Vendor Code of Conduct (the “Code”) that provides guidelines for all of our vendors regarding working conditions, employment practices and compliance with local laws. A copy of the Code is posted on our website, www.ae.com, and is also included in our vendor manual in English and multiple other languages. We have a factory compliance program to audit for compliance with the Code. However, there can be no assurance that all violations can be eliminated in our supply chain. Publicity regarding violation of our Code or other social responsibility standards by any of our vendor factories could adversely affect our reputation, sales and financial performance.

We believe that there is a risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions. Examples include, but are not limited to, factory audits and self-assessments, including audit protocols on all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, CBP has recognized us as a validated participant of the Customs — Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented entirely and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

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

Our ability to safeguard against security breaches with respect to our information technology systems

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees including credit card information. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our reliance on key personnel

Our success depends to a significant extent upon our ability to attract and retain qualified key personnel, including senior management. Collective or individual changes in our senior management and other key personnel could have an adverse effect on our ability to determine and execute our strategies, which could adversely affect our business and results of operations. There is a high level of competition for senior management and other key personnel, and we cannot be assured we will be able to attract, retain and develop a sufficient number of qualified senior managers and other key personnel.

Failure to comply with regulatory requirements

As a public company, we are subject to numerous regulatory requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the NYSE. In addition, we are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, import/export and anti-corruption, including the Foreign Corrupt Practices Act. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, vendors and suppliers could take actions that violate these requirements, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. Regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs, and reporting requirements.

Our ability to obtain and/or maintain our credit facilities

We believe that we have sufficient cash flows from operating activities to meet our operating requirements. In addition, the banks participating in our various credit facilities are currently rated as investment grade. On March 2, 2012, we entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (“Credit Agreement”). Our Credit Agreement, as amended, contains financial covenants that require us to maintain certain coverage and leverage ratios. To the extent we do not comply with the required covenants and are unable to obtain a waiver or amendment, our access to the Credit Agreement may be limited. Although we expect to continue to generate positive cash flow despite the current economy, there can be no assurance that we will be able to successfully generate positive cash flow in the future. Continued negative trends in the credit markets and/or continued financial institution failures could lead to lowered credit availability as well as difficulty in obtaining financing. In the event of limitations on our access to credit facilities, our liquidity, continued growth and results of operations could be adversely affected.

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

We rent approximately 131,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The lease for this space expires in May 2016. We also lease an additional 35,000 square feet of office space in New York, New York, with various terms expiring through 2018.

We lease 9,200 square feet of office space in San Francisco, California that functions as a technology center for our engineers and digital marketing team focused on our omni-channel strategy. The lease for this space expires in 2018.

We also lease offices in international locations including 5,800 square feet in Mexico City expiring in 2020, 15,400 square feet in Hong Kong expiring in 2017 and 11,300 square feet in Shanghai, China expiring in 2017.

We own a distribution facility in Ottawa, Kansas consisting of approximately 1,220,000 total square feet. This facility is used to support new and existing growth initiatives, including AEO Direct and aerie.

We own a 423,000 square foot building located in a suburban area near Pittsburgh, Pennsylvania, which houses a distribution center and contains approximately 120,000 square feet of office space. On September 5, 2013 we announced plans to close this facility and transfer operations to a new facility that is being constructed in Hazleton, Pennsylvania. Please refer to Note 17 to the Consolidated Financial Statements for additional information. In the same suburban area near Pittsburgh, Pennsylvania, we own a 45,000 square foot building, which houses our data center and additional office space and lease an additional location of approximately 18,000 square feet, which is used for storage space. This lease expires in 2015.

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

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 10, 2014, there were 537 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 50,000. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated.

	Market Price		Cash Dividends per Common Share
For the Quarters Ended	High	Low
February 1, 2014	$16.52	$12.77	$0.125
November 2, 2013	$19.97	$13.24	$0.125
August 3, 2013	$20.48	$17.62	$0.125
May 4, 2013	$22.55	$18.38	$0.00
February 2, 2013	$21.45	$18.49	$0.22
October 27, 2012	$23.80	$19.89	$1.61
July 28, 2012	$20.92	$17.89	$0.11
April 28, 2012	$18.43	$13.58	$0.11

During Fiscal 2013 and Fiscal 2012, we paid quarterly dividends as shown in the table above. No cash dividends per common share were paid for the quarter ended May 4, 2013 as the dividend payment was accelerated and included in the cash dividends for the quarter ended February 2, 2013. Cash dividends per common share for the quarter ended October 27, 2012 included a special cash dividend of $1.50 per common share. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 31, 2009 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	1/31/09	1/30/10	1/29/11	1/28/12	2/2/13	2/1/14
American Eagle Outfitters, Inc.	100.00	181.15	176.36	175.13	277.97	190.90
S&P Midcap 400	100.00	143.36	191.33	196.51	232.98	283.92
Dynamic Retail Intellidex	100.00	121.74	136.45	156.71	188.02	225.21

The following table provides information regarding our repurchases of common stock during the three months ended February 1, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
	(1)	(2)	(1)(3)	(3)
Month #1 (November 3, 2013 through November 30, 2013)	—	$—	—	18,400,000
Month #2 (December 1, 2013 through January 4, 2014)	—	$—	—	18,400,000
Month #3 (January 5, 2014 through February 1, 2014)	—	$—	—	18,400,000

Total	—	$—	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the three months ended February 1, 2014 and there were no shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

The following table sets forth additional information as of the end of Fiscal 2013, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Equity Compensation Plan Table

	Column (a)	Column (b)	Column (c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by stockholders	3,925,333	$17.65	18,186,587
Equity compensation plans not approved by stockholders	—	—	—

Total	3,925,333	$17.65	18,186,587

(1)	Equity compensation plans approved by stockholders include the 1999 Stock Incentive Plan and the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”).

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected Consolidated Financial Statements data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 29, 2011 and January 30, 2010 and the selected Consolidated Balance Sheet data as of January 28, 2012, January 29, 2011, and January 30, 2010 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
(In thousands, except per share amounts, ratios and other financial information)	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Summary of Operations(2)
Total net revenue	$3,305,802	$3,475,802	$3,120,065	$2,945,294	$2,927,730
Comparable sales increase (decrease)(3)	(6)%	9%	4%	(1)%	(3)%
Gross profit	$1,113,999	$1,390,322	$1,144,594	$1,182,151	$1,182,139
Gross profit as a percentage of net sales	33.7%	40.0%	36.7%	40.1%	40.4%
Operating income	$141,055	$394,606	$269,335	$339,552	$325,713
Operating income as a percentage of net sales	4.3%	11.4%	8.6%	11.5%	11.1%
Income from continuing operations	$82,983	$264,098	$175,279	$195,731	$228,298
Income from continuing operations as a percentage of net sales	2.5%	7.6%	5.6%	6.7%	7.8%
Per Share Results
Income from continuing operations per common share-basic	$0.43	$1.35	$0.90	$0.98	$1.11
Income from continuing operations per common share-diluted	$0.43	$1.32	$0.89	$0.97	$1.09
Weighted average common shares outstanding — basic	192,802	196,211	194,445	199,979	206,171
Weighted average common shares outstanding — diluted	194,475	200,665	196,314	201,818	209,512
Cash dividends per common share	$0.375	$2.05	$0.44	$0.93	$0.40
Balance Sheet Information
Total cash and short-term investments	$428,935	$630,992	$745,044	$734,695	$698,635
Long-term investments	$—	$—	$847	$5,915	$197,773
Total assets	$1,694,164	$1,756,053	$1,950,802	$1,879,998	$2,138,148
Short-term debt	$—	$—	$—	$—	$30,000
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,166,178	$1,221,187	$1,416,851	$1,351,071	$1,578,517
Working capital	$508,082	$705,898	$882,087	$786,573	$758,075
Current ratio	2.22	2.62	3.18	3.03	2.85
Average return on stockholders’ equity	7.0%	17.6%	11.0%	9.6%	11.3%
Other Financial Information(2)
Total stores at year-end	1,066	1,044	1,069	1,077	1,075
Capital expenditures	$278,499	$93,939	$89,466	$75,904	$126,598
Net sales per average selling square foot(4)	$547	$602	$547	$526	$526
Total selling square feet at end of period	5,205,948	4,962,923	5,028,493	5,026,144	4,981,595
Net sales per average gross square foot(4)	$444	$489	$438	$422	$422
Total gross square feet at end of period	6,503,486	6,023,278	6,290,284	6,288,425	6,215,355
Number of employees at end of period	40,400	40,100	39,600	39,900	38,800

(1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations and exclude 77kids’ and MARTIN+OSA’s results of operations for all periods. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

(3)	The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 53 week period in Fiscal 2011. Additionally, comparable sales for all periods include AEO Direct sales.

(4)	Total net revenue per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 25 AEO stores in the Factory store format in North America and continued international expansion in Mexico, Asia and the United Kingdom during Fiscal 2014;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;

•	the selection of approximately 45 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2014;

•	the potential closure of approximately 15 to 20 American Eagle Outfitters and 25 to 30 aerie stores in the United States and Canada during Fiscal 2014;

•	the planned opening of approximately 40 new international third party operated American Eagle Outfitters stores during Fiscal 2014;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Merchandise Inventory.    Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. We record merchandise receipts at the time which both title and risk of loss for the merchandise transfers to us.

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

Asset Impairment.    In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”), we evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets.

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

Gross profit — Gross profit measures whether we are optimizing the price and inventory levels of our merchandise and achieving an optimal level of sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Design costs consist of: compensation, rent, depreciation, travel, supplies and samples. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income — Our management views operating income as a key indicator of our success. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures. Management also uses earnings before interest and taxes as an indicator of successful operating results.

Return on invested capital — Our management uses return on invested capital as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

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

Results of Operations

Overview

Our Fiscal 2013 results reflected weak store traffic in North America and a high level of promotional activity, which negatively impacted both comparable sales and margins.

Total net revenue for the 52 week year decreased 5% to $3.306 billion, compared to $3.476 billion for the 53 week period last year. Total comparable sales for the 52 week year decreased 6% over the corresponding 52 week period last year, with negative comparable sales in all quarters. By brand, including the respective AEO Direct sales, AEO Brand comparable sales decreased 7% and aerie Brand decreased 2%.

Continued competitive pressures and a challenging macroeconomic environment led to increased markdown rates, resulting in a lower gross margin in Fiscal 2013. Gross margin decreased 630 basis points to 33.7%, compared to 40.0% last year.

Operating income for the year was $141.1 million, which includes $92.6 million in pre-tax impairment charges, asset write-offs and corporate charges. Income from continuing operations was $0.43 per diluted share this year, compared to income from continuing operations of $1.32 per diluted share last year. On an adjusted basis, income from continuing operations this year was $0.74 per diluted share, which excludes a ($0.31) per diluted share impact from impairment charges, fabric charges, corporate and store asset write-offs, employee costs and tax related items. This compares to adjusted income from continuing operations last year of $1.39 per diluted share, which excludes a ($0.13) per diluted share impact from impairment charges, asset write-offs and employee costs and a $0.06 per diluted share tax benefit from audit settlements.

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

	For the Fiscal Years Ended
	February 1, 2014	February 2, 2013
Income from continuing operations per diluted share — GAAP Basis	$0.43	$1.32
Add: Asset Impairments(1)	0.14	0.11
Add: Asset write-offs and corporate charges(2)	0.16	0.02
Add: Tax related items(3)	0.01	(0.06)

Income from continuing operations per diluted share — Non-GAAP Basis	$0.74	$1.39

(1)-	Asset impairment costs for the 52 weeks ended February 1, 2014 consist of $44.5 million of pre-tax asset impairments for AEO and aerie brand retail stores and the Warrendale Distribution Center. Assets impairment costs for the 53 weeks ended February 2, 2013 consist of $34.9 million of pre-tax asset impairments for AEO and aerie brand retail stores.

(2)-	Asset write-offs and corporate charges for the 52 weeks ended February 1, 2014 consist of $49.4 million of pre-tax charges. Comprising this amount are $24.1 million of charges relating to fabric and product liabilities and the discontinuation of the AE Performance line, $14.3 million of corporate and store asset write-offs, $6.3 million for the write down in value of the Company’s corporate jet and $4.7 million of employee severance and related costs. Asset write-offs and corporate charges for the 53 weeks ended February 2, 2013 consist of $7.6 million of pre-tax employee severance and related costs and asset write-offs.

(3)-	Tax related items for the 52 weeks ended February 1, 2014 were $2.8 million from recording an international valuation allowance, net of tax benefits from changes in tax reserves, compared to $11.8 million of tax benefits from audit settlements last year.

We ended Fiscal 2013 with $428.9 million in cash and short-term investments, a decrease of $202.1 million from last year. During the year, we generated $229.9 million of cash from operations. The cash from operations was offset by $278.5 million of capital expenditures, dividend payments of $72.3 million and share repurchases of $33.1 million. Merchandise inventory at the end of Fiscal 2013 was $291.5 million, a decrease of 16% on a cost per square foot basis, reflecting improved inventory turns and the impact of a change in ownership terms.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	66.3	60.0	63.3

Gross profit	33.7	40.0	36.7
Selling, general and administrative expenses	24.1	24.0	23.0
Loss on impairment of assets	1.3	1.0	0.6
Depreciation and amortization expense	4.0	3.6	4.5

Operating income	4.3	11.4	8.6
Other income, net	—	0.2	0.2

Income before income taxes	4.3	11.6	8.8
Provision for income taxes	1.8	4.0	3.2

Income from continuing operations	2.5	7.6	5.6
Loss from discontinued operations, net of tax	—	(0.9)	(0.7)

Net income	2.5%	6.7%	4.9%

Comparison of Fiscal 2013 to Fiscal 2012

Total Net Revenue

Total net revenue for the 52 week year decreased 5% to $3.306 billion compared to $3.476 billion for the 53 week period last year. For Fiscal 2013, total comparable sales decreased 6% compared to a 9% increase for the corresponding 52 week period last year. By brand, including the respective AEO Direct revenue, American Eagle Outfitters brand comparable sales decreased 7%, or $199.7 million, and aerie brand decreased 2%, or $3.5 million. AEO men’s comparable sales decreased in the mid single-digits and AEO women’s comparable sales decreased in the high single-digits.

For the year, store transactions and AUR decreased in the mid single-digits. Units per transaction decreased in the low-single digits, leading to the overall 6% comparable sales decrease.

Gross Profit

Gross profit decreased 20% to $1.114 billion from $1.390 billion in Fiscal 2012. On a consolidated basis, gross profit as a percent to total net revenue decreased by 630 basis points to 33.7% from 40.0% last year. Included in gross profit this year were $24.1 million of pre-tax charges related to fabric and product liabilities and the discontinuation of the AE Performance line and $4.5 million of corporate and store asset write-offs.

Favorable product costs provided 120 basis points of improvement, offset by 510 basis points of decline due to higher markdowns and 70 basis points from the previously discussed pre-tax charges related to fabric and product liabilities and corporate and store asset write-offs. Buying, occupancy and warehousing costs (“BOW”) deleveraged as a rate to total net revenue as a result of higher delivery costs and the deleveraging of rent costs on the comparable sales decrease.

There was net benefit of $6.9 million of share-based payment expense included in gross profit this year compared to $34.5 million of share-based payment expense last year. The net benefit this year is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 5% to $796.5 million, compared to $834.6 million last year, and includes $7.8 million of pre-tax asset write-offs and employee related costs. Last year, selling, general and administrative expense included $6.0 million of pre-tax employee related costs. As a rate to total net revenue, selling, general and administrative expenses increased 10 basis points to 24.1%, compared to 24.0% last year. Lower incentives costs, including a benefit from the reversal of previously recorded performance-based equity compensation expense, were partially offset by incremental costs related to filling open positions at the corporate office and expenses related to the opening of factory stores and our omni-channel initiatives.

There was $0.3 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses this year compared to $31.9 million last year.

Loss on Impairment of Assets

The loss on impairment of assets of $44.5 million consists of $25.2 million for the impairment of 69 retail stores and $19.3 million for our Warrendale, Pennsylvania Distribution Center. Please refer to Note 17 to the Consolidated Financial Statements for additional information pertaining to the Warrendale Distribution Center. The retail store impairments were recorded based on the results of our evaluation of stores that considered performance during the holiday selling season and a significant portfolio review in the fourth quarter of Fiscal 2013 that took into account current and future performance projections and strategic real estate initiatives. We determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores assets. In Fiscal 2012, the loss on impairment of assets was $34.9 million relating to 52 retail stores.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $132.0 million from $126.2 million last year, driven by corporate and store asset write-offs. As a rate to total net revenue, depreciation and amortization increased to 4.0% from 3.6% last year as a result of the lower total net revenue and an increase in depreciation and amortization expense this year. Depreciation and amortization includes $11.7 million of asset write-offs in Fiscal 2013 and $0.7 million of asset write-offs in Fiscal 2012.

Other Income, Net

Other income was $1.0 million this year, compared to income of $7.4 million last year, primarily as a result of settlement recoveries received last year from auction rate securities that were previously held.

Provision for Income Taxes

The effective income tax rate from continuing operations increased to approximately 42% in Fiscal 2013 from 34% in Fiscal 2012. The higher effective income tax rate in Fiscal 2013 was primarily due to valuation allowances on foreign losses, an overall decrease in income levels, and a greater benefit for federal and state income tax settlements in 2012.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations for Fiscal 2013 was $83.0 million, or $0.43 per diluted share. This includes $60.9 million, or ($0.31) per diluted share, of after-tax impairment charges, asset write-offs, corporate charges and tax related items. Income from continuing operations for Fiscal 2012 was $264.1 million, or $1.32 per diluted share, and includes $11.8 million, or $0.06 per diluted share, of tax benefits and $26.4 million, or ($0.13) per diluted share, of after-tax impairment charges, asset write-offs and employee costs.

Loss from Discontinued Operations

We completed the sale of the 77kids stores and related e-commerce operations during Fiscal 2012. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented. Loss from Discontinued Operations, net of tax, was $32.0 million for Fiscal 2012, which included both operating losses and closure charges.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $83.0 million in Fiscal 2013 from $232.1 million in Fiscal 2012. As a percent to total net revenue, net income was 2.5% and 6.7% for Fiscal 2013 and Fiscal 2012, respectively. Net income per diluted share was $0.43, compared to $1.16 last year. The change in net income was attributable to the factors noted above.

Comparison of Fiscal 2012 to Fiscal 2011

Total Net Revenue

Total net revenue for the 53 week year increased 11% to $3.476 billion compared to $3.120 billion for the 52 week year in Fiscal 2011. For Fiscal 2012, total comparable sales increased 9% compared to a 4% increase for the corresponding 53 week period in Fiscal 2011. By brand, including the respective AEO Direct revenue, American Eagle Outfitters brand comparable sales increased 9%, or $254.2 million, and aerie brand increased 11%, or $22.6 million. AEO men’s comparable sales increased in the high single-digits and AEO women’s comparable sales increased in the low double-digits.

For Fiscal 2012, store transactions and AUR increased in the low single-digits. Units per transaction increased in the mid-single digits, leading to the overall 9% comparable sales increase.

Gross Profit

Gross profit increased 21% to $1.390 billion from $1.145 billion in Fiscal 2011. On a consolidated basis, gross profit as a percent to total net revenue increased by 330 basis points to 40.0% from 36.7% in Fiscal 2011. The percentage increase was attributed to a 130 basis point improvement in merchandise costs, a 120 basis point improvement in overall markdowns and an 80 basis point decrease in BOW costs, as a percent to total net revenue. The decrease in merchandise costs was primarily the result of average unit cost decreases, driven by improved cotton economics and improved inventory management principles. Less promotional activity lead to overall improvement in markdowns. BOW costs improved as a rate to total net revenue as a result of the leveraging of our rent costs on the 9% increase in comparable sales for the year.

There was $34.5 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit in Fiscal 2012 compared to $5.3 million in Fiscal 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 16% to $834.6 million, compared to $718.1 million in Fiscal 2011, and includes $6.0 million of pre-tax severance and related employee costs. In Fiscal 2011, selling, general and administrative expense included $5.5 million of executive transition costs. As a rate to total net revenue, selling, general and administrative expenses increased 100 basis points to 24.0%, compared to 23.0% in Fiscal 2011. The increase in the rate was driven primarily by incremental incentive costs and variable selling expenses related to our strong top-line results, and advertising investments in the AEO Brand.

There was $31.9 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses in Fiscal 2012 compared to $6.5 million in Fiscal 2011.

Loss on Impairment of Assets

The loss on impairment of assets of $34.9 million, of which $34.4 million was recorded in the fourth quarter of Fiscal 2012, resulted from our evaluation of stores and considered performance during the important holiday selling season as well as strategic decisions made in the fourth quarter of Fiscal 2012 regarding the rebalancing of our store fleet. This impairment consisted of 52 retail stores. In Fiscal 2011, the loss on impairment of assets was $19.2 million.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $126.2 million from $138.0 million in Fiscal 2011, due primarily to the maturing of assets. As a rate to total net revenue, depreciation and amortization decreased to 3.6% from 4.5% in Fiscal 2011 as a result of the higher total net revenue and an $11.8 million reduction in depreciation and amortization expense in Fiscal 2012. Depreciation and amortization includes $0.7 million of asset write-offs in the second quarter of Fiscal 2012.

Other Income, Net

Other income was $7.4 million in Fiscal 2012, compared to income of $5.9 million in Fiscal 2011, primarily as a result settlement recoveries in both years received from auction rate securities that were previously held.

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

Income from Continuing Operations

Income from continuing operations for Fiscal 2012 was $264.1 million, or $1.32 per diluted share. This includes $11.8 million, or $0.06 per diluted share, of tax benefits and $26.4 million, or ($0.13) per diluted share, of after-tax asset impairments, asset write-offs and corporate charges. Income from continuing operations for Fiscal 2011 was $175.3 million, or $0.89 per diluted share, and included $15.7 million, or ($0.08) per diluted share, of after-tax store impairment and executive transition costs.

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

As of February 1, 2014, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and investments.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of February 1, 2014:

	Fair Value Measurements at February 1, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$330,013	$330,013	$—	$—
Treasury bills	63,224	63,224	—	—
Money-market	25,696	25,696	—	—

Total cash and cash equivalents	$418,933	$418,933	$—	$—
Short-term investments
Treasury bills	$10,002	$10,002	$—	$—

Total short-term investments	$10,002	$10,002	$—	$—

Total	$428,935	$428,935	$—	$—

Percent to total	100.0%	100.0%	—%	—%

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

The following sets forth certain measures of our liquidity:

	February 1, 2014	February 2, 2013
Working Capital (in 000’s)	$508,082	$705,898
Current Ratio	2.22	2.62

The $197.8 million decrease in our working capital and corresponding decrease in the current ratio as of February 1, 2014 compared to February 2, 2013, related primarily to our use of cash for investing and financing activities, offset by net income, net of non-cash adjustments. Investing and financing activities primarily include capital expenditures, sale of available-for-sale securities, the payment of dividends and the repurchase of common stock. In Fiscal 2013, we paid $0.375 per share of dividends for a total of $72.3 million, which does not include a first quarter dividend as it was accelerated and paid in Fiscal 2012, and repurchased 1.6 million shares of our common stock for $33.1 million.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $229.9 million during Fiscal 2013, compared to $499.7 million during Fiscal 2012 and $278.1 during Fiscal 2011. Our major source of cash from operations was merchandise sales and a reduction in our overall inventory balance. Our primary outflows of cash from operations were for the payment of operational costs. The year-over-year decrease in cash flows from operations this year was primarily driven by the decrease in income from continuing operations, net of non-cash adjustments, as a result of the 5% decrease in total net revenue and decline in gross margin resulting from increased promotional activity. Merchandise inventory at the end of Fiscal 2013 was $291.5 million, a decrease of 16% on a cost per square foot basis. The decrease reflects a high single-digit decrease in the number of units per square foot.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for Fiscal 2013 included $278.5 million in capital expenditures for property and equipment, $20.8 million for the purchase of assets related to our international expansion strategy, $52.1 million of investment purchases, partially offset by $162.8 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2012 included $93.9 million in capital expenditures for property and equipment, $111.1 million of investment purchases, partially offset by $15.5 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2011 included $89.5 million in capital expenditures for property and equipment, $34.2 million for the acquisition of intangible assets primarily related to our international expansion strategy and $193.9 million of investment purchases fully offset by $240.8 million of proceeds from the sale of investments classified as available-for-sale. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Continuing Operations

During Fiscal 2013, cash used for financing activities resulted primarily from $72.3 million for the payment of dividends, $33.1 million for the repurchase of 1.6 million shares as part of our publicly announced repurchase program and $23.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2012, cash used for financing activities resulted primarily from $403.5 million for the payment of dividends and $173.6 million for the repurchase of 8.4 million shares as part of our publicly announced repurchase program. During Fiscal 2011, cash used for financing activities resulted primarily from $85.6 million for the payment of dividends and $15.2 million for the repurchase of 1.4 million shares as part of our publicly announced repurchase program.

Cash returned to shareholders through dividends and share repurchases was $105.3 million and $577.0 million in Fiscal 2013 and Fiscal 2012, respectively.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2013, Fiscal 2012 and Fiscal 2011, the excess tax benefits from share-based payments of $8.8 million, $13.3 million and $0.4 million, respectively, are classified as financing cash flows.

Capital Expenditures for Property and Equipment

Fiscal 2013 capital expenditures were $278.5 million, compared to $93.9 million in Fiscal 2012. Fiscal 2013 expenditures included $98.4 million related to investments in our AEO stores, including 58 new AEO stores, 56 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology ($69.7 million), the improvement of our distribution centers and construction of a new distribution center ($83.2 million) and investments in e-commerce ($11.9 million) and other home office projects ($15.3 million).

For Fiscal 2014, we expect capital expenditures to be approximately $230 million related to the continued construction of our new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format, and new wholly-owned international locations in Mexico, Asia and the United Kingdom. Additionally, we plan to remodel and refurbish approximately 45 AEO stores.

Credit Facilities

On March 2, 2012, we entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes, growth initiatives and the issuance of letters of credit.

The Credit Agreement, as amended, contains financial covenants that require us to maintain certain coverage and leverage ratios, and various customary affirmative and negative covenants such as the ability to incur additional debt not otherwise permitted under the Credit Agreement.

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

As of February 1, 2014, we were in compliance with the Credit Agreement had $8.2 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions. As of February 1, 2014, we had outstanding trade letters of credit of $27.5 million.

Stock Repurchases

During Fiscal 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share. During Fiscal 2012, as part of our publicly announced share repurchase program, we repurchased 8.4 million shares for approximately $173.6 million, at a weighted average price of $20.65 per share. As of February 1, 2014, we had 18.4 million shares remaining authorized for repurchase under the program authorized by our Board in January 2013. The program authorized 20.0 million shares under a share repurchase program which expires on January 28, 2017.

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, we repurchased approximately 1.1 million, 0.3 million and 0.1 million shares, respectively, from certain employees at market prices totaling $23.4 million, $4.1 million and $2.2 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

On December 4, 2012, our Board accelerated the payment of the first quarter 2013 dividend. This dividend was paid on December 28, 2012. In March 2013, our Board raised our quarterly dividend to $0.125 per share, a 14% increase. Due to the early payment of our Fiscal 2013 first quarter dividend, the increased dividend distribution began in the second quarter of Fiscal 2013. During Fiscal 2013, three quarterly dividends of $0.125 per share were paid. An $0.11 per share dividend was paid for each quarter of Fiscal 2012. Additionally, during the third quarter of Fiscal 2012, our Board declared and paid a $1.50 per share special cash dividend. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of February 1, 2014:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases(1)	$1,755,562	$273,827	$495,638	$384,163	$601,934
Unrecognized Tax Benefits(2)	16,543	—	—	—	16,543
Purchase Obligations(3)	488,008	466,603	16,581	2,613	2,211

Total Contractual Obligations	$2,260,113	$740,430	$512,219	$386,776	$620,688

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of February 1, 2014 was $16.5 million, including approximately $1.9 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The unrecognized tax benefits of $16.5 million are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of February 1, 2014:

		Amount of Commitment Expiration Per Period
(In thousands)	Total Amount Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Trade Letters of Credit(1)	$27,461	$27,461	—	—	—
Standby Letters of Credit(2)	8,172	8,172	—	—	—

Total Commercial Commitments	$35,633	$35,633	—	—	—

(1)	Trade letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise, as well as other commitments, upon presentation of documents demonstrating that the merchandise has shipped.

(2)	Standby letters of credit represent commitments, guaranteed by a bank, to pay landlords or vendors to the extent previously agreed criteria are not met.

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

Impact of Inflation

Historically, increases in the price of raw materials used in the manufacture of merchandise we purchase from suppliers has negatively impacted our cost of sales. Future increases in these costs, in addition to increases in the price of labor, energy and other inputs to the manufacture of our merchandise, could negatively impact our business and the industry in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

Our earnings are not materially affected by changes in market interest rates as a result of our short-term investments. If our Fiscal 2013 average yield rate decreases by 10% in Fiscal 2014, our income before taxes will decrease by approximately $0.1 million. Comparatively, if our Fiscal 2012 average yield rate had decreased by 10% in Fiscal 2013, our income before taxes would have decreased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. The impact of all other foreign currencies is currently immaterial to our financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. We believe our foreign currency translation risk is minimal as a hypothetical 10% change in the Canadian foreign exchange rate would not materially affect our results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

March 13, 2014

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	February 1, 2014	February 2, 2013

Assets
Current assets:
Cash and cash equivalents	$418,933	$509,119
Short-term investments	10,002	121,873
Merchandise inventory	291,541	332,452
Accounts receivable	73,882	46,321
Prepaid expenses and other	83,724	73,805
Deferred income taxes	45,478	58,230

Total current assets	923,560	1,141,800

Property and equipment, at cost, net of accumulated depreciation	637,417	509,633
Intangible assets, at cost, net of accumulated amortization	49,271	38,136
Goodwill	13,530	11,484
Non-current deferred income taxes	24,835	31,282
Other assets	45,551	23,718

Total assets	$1,694,164	$1,756,053

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203,872	$176,874
Accrued compensation and payroll taxes	23,560	65,533
Accrued rent	76,397	77,873
Accrued income and other taxes	5,778	29,155
Unredeemed gift cards and gift certificates	47,194	46,458
Current portion of deferred lease credits	13,293	13,381
Other liabilities and accrued expenses	45,384	26,628

Total current liabilities	415,478	435,902

Non-current liabilities:
Deferred lease credits	59,510	59,571
Non-current accrued income taxes	16,543	19,011
Other non-current liabilities	36,455	20,382

Total non-current liabilities	112,508	98,964

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 193,149 and 192,604 shares outstanding, respectively	2,496	2,496
Contributed capital	573,008	627,065
Accumulated other comprehensive income	12,157	29,297
Retained earnings	1,569,851	1,553,058
Treasury stock, 56,417 and 56,962 shares, respectively, at cost	(991,334)	(990,729)

Total stockholders’ equity	1,166,178	1,221,187

Total liabilities and stockholders’ equity	$1,694,164	$1,756,053

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	February 1, 2014	February 2, 2013	January 28, 2012
Total net revenue	$3,305,802	$3,475,802	$3,120,065
Cost of sales, including certain buying, occupancy and warehousing expenses	2,191,803	2,085,480	1,975,471

Gross profit	1,113,999	1,390,322	1,144,594
Selling, general and administrative expenses	796,505	834,601	718,123
Loss on impairment of assets	44,465	34,869	19,178
Depreciation and amortization expense	131,974	126,246	137,958

Operating income	141,055	394,606	269,335
Other income, net	1,022	7,432	5,874

Income before income taxes	142,077	402,038	275,209
Provision for income taxes	59,094	137,940	99,930

Income from continuing operations	82,983	264,098	175,279
Loss from discontinued operations, net of tax	—	(31,990)	(23,574)

Net income	$82,983	$232,108	$151,705

Basic income per common share:
Income from continuing operations	$0.43	$1.35	$0.90
Loss from discontinued operations	—	($0.16)	($0.12)

Basic net income per common share	$0.43	$1.19	$0.78

Diluted income per common share:
Income from continuing operations	$0.43	$1.32	$0.89
Loss from discontinued operations	—	(0.16)	(0.12)

Diluted net income per common share	$0.43	$1.16	$0.77

Weighted average common shares outstanding — basic	192,802	196,211	194,445
Weighted average common shares outstanding — diluted	194,475	200,665	196,314

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$82,983	$232,108	$151,705
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(17,140)	638	587

Other comprehensive (loss) income	(17,140)	638	587

Comprehensive income	$65,843	$232,746	$152,292

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock(2)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 29, 2011	194,366	$2,496	$546,597	$1,711,929	$(938,023)	$28,072	$1,351,071

Stock awards	—	—	10,532	—	—	—	10,532
Repurchase of common stock as part of publicly announced programs	(1,365)	—	—	—	(15,160)	—	(15,160)
Repurchase of common stock from employees	(145)	—	—	—	(2,189)	—	(2,189)
Reissuance of treasury stock	992	—	(5,997)	(4,261)	16,807	—	6,549
Net income	—	—	—	151,705	—	—	151,705
Other comprehensive income, net of tax	—	—	—	—	—	587	587
Cash dividends and dividend equivalents ($0.44 per share)	—	—	1,665	(87,909)	—	—	(86,244)

Balance at January 28, 2012	193,848	$2,496	$552,797	$1,771,464	$(938,565)	$28,659	$1,416,851

Stock awards	—	—	76,108	—	—	—	76,108
Repurchase of common stock as part of publicly announced programs	(8,407)	—	—	—	(173,554)	—	(173,554)
Repurchase of common stock from employees	(280)	—	—	—	(4,125)	—	(4,125)
Reissuance of treasury stock	7,443	—	(11,054)	(36,213)	125,515	—	78,248
Net income	—	—	—	232,108	—	—	232,108
Other comprehensive income, net of tax	—	—	—	—	—	638	638
Cash dividends and dividend equivalents ($2.05 per share)	—	—	9,214	(414,301)	—	—	(405,087)

Balance at February 2, 2013	192,604	$2,496	$627,065	$1,553,058	$(990,729)	$29,297	$1,221,187

Stock awards	—	—	1,184	—	—	—	1,184
Repurchase of common stock as part of publicly announced programs	(1,600)	—	—	—	(33,051)	—	(33,051)
Repurchase of common stock from employees	(1,059)	—	—	—	(23,385)	—	(23,385)
Reissuance of treasury stock	3,204	—	(56,706)	6,090	55,831	—	5,215
Net income	—	—	—	82,983	—	—	82,983
Other comprehensive income, net of tax	—	—	—	—	—	(17,140)	(17,140)
Cash dividends and dividend equivalents ($0.375 per share)	—	—	1,465	(72,280)	—	—	(70,815)

Balance at February 1, 2014	193,149	$2,496	$573,008	$1,569,851	$(991,334)	$12,157	$1,166,178

(1)	600,000 authorized, 249,566 issued and 193,149 outstanding, $0.01 par value common stock at February 1, 2014; 600,000 authorized, 249,566 issued and 192,604 outstanding, $0.01 par value common stock at February 2, 2013; 600,000 authorized, 249,566 issued and 193,848 outstanding, $0.01 par value common stock at January 28, 2012. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at February 1, 2014, February 2, 2013 and January 28, 2012.

(2)	56,417 shares, 56,962 shares, and 55,718 shares at February 1, 2014, February 2, 2013 and January 28, 2012, respectively. During Fiscal 2013, Fiscal 2012, and Fiscal 2011, 3,204 shares, 7,443 shares, and 992 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Operating activities:
Net income	$82,983	$232,108	$151,705
Loss from discontinued operations, net of tax	—	31,990	23,574

Income from continuing operations	$82,983	$264,098	$175,279
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	134,047	128,397	140,502
Share-based compensation	(6,541)	66,349	11,724
Provision for deferred income taxes	20,187	(31,418)	4,207
Tax benefit from share-based payments	8,746	14,050	356
Excess tax benefit from share-based payments	(8,833)	(13,279)	(373)
Foreign currency transaction loss (gain)	1,378	100	(325)
Loss on impairment of assets	44,465	34,869	19,718
Changes in assets and liabilities:
Merchandise inventory	40,148	35,202	(73,850)
Accounts receivable	(29,511)	(6,664)	(3,226)
Prepaid expenses and other	(10,844)	404	(21,051)
Other assets	(36,089)	(8,165)	2,445
Accounts payable	28,568	(10,468)	16,636
Unredeemed gift cards and gift certificates	1,269	1,473	3,981
Deferred lease credits	583	(11,073)	(9,111)
Accrued compensation and payroll taxes	(42,465)	23,018	7,576
Accrued income and other taxes	(25,840)	(7,408)	(14,566)
Accrued liabilities	27,605	20,186	18,215

Total adjustments	146,873	235,573	102,858

Net cash provided by operating activities from continuing operations	229,856	499,671	278,137

Investing activities:
Capital expenditures for property and equipment	(278,499)	(93,939)	(89,466)
Purchase of long-lived assets in a business combination	(20,751)	—	—
Acquisition of intangible assets	(6,835)	(1,125)	(34,181)
Purchase of available-for-sale securities	(52,065)	(111,086)	(193,851)
Sale of available-for-sale securities	162,785	15,500	240,797

Net cash (used for) provided by investing activities from continuing operations	(195,365)	(190,650)	(76,701)

Financing activities:
Payments on capital leases	(2,839)	(3,066)	(3,256)
Repurchase of common stock as part of publicly announced programs	(33,051)	(173,554)	(15,160)
Repurchase of common stock from employees	(23,386)	(4,125)	(2,189)
Net proceeds from stock options exercised	6,197	76,401	5,098
Excess tax benefit from share-based payments	8,833	13,279	373
Cash used to net settle equity awards	—		—
Cash dividends paid	(72,280)	(403,490)	(85,592)

Net cash used for financing activities from continuing operations	(116,526)	(494,555)	(100,726)

Effect of exchange rates on cash	(8,151)	504	798

Cash flows of discontinued operations
Net cash used for operating activities	—	(24,616)	(38,881)
Net cash used for investing activities	—	(780)	(10,675)
Net cash used for financing activities	—	—	—
Effect of exchange rates on cash	—	—	—

Net cash used for discontinued operations	—	(25,396)	(49,556)

Net (decrease) increase in cash and cash equivalents	(90,186)	(210,426)	51,952
Cash and cash equivalents — beginning of period	$509,119	719,545	667,593

Cash and cash equivalents — end of period	$418,933	$509,119	$719,545

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 1, 2014

1.	Business Operations

American Eagle Outfitters, Inc. (the “Company”), a Delaware corporation, operates under the American Eagle Outfitters® (“AEO”) and aerie® by American Eagle Outfitters® (“aerie”) brands. The Company operated 77kids by American Eagle Outfitters® (“77kids”) until its exit in Fiscal 2012.

Founded in 1977, American Eagle Outfitters is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and internationally, and online at ae.com. Through its family of brands, the Company offers high quality, on-trend clothing, accessories and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 81 countries worldwide.

Merchandise Mix

The following table sets forth the approximate consolidated percentage of total net revenue from continuing operations attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Men’s apparel and accessories	40%	39%	40%
Women’s apparel and accessories (excluding aerie)	52%	52%	51%
aerie	8%	9%	9%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At February 1, 2014, the Company operated in one reportable segment.

The Company exited its 77kids brand in Fiscal 2012. These Consolidated Financial Statements reflect the results of 77kids as discontinued operations for all periods presented.

Fiscal Year

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2014” refers to the 52 week period ending January 31, 2015. “Fiscal 2013” refers to the 52 week period ended February 1, 2014. “Fiscal 2012” refers to the 53 week period ended February 2, 2013. “Fiscal 2011,” “Fiscal 2010” and “Fiscal 2009” refer to the 52 week periods ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, ASU 2013-02 did not have a significant impact on the Company’s Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 will not have a significant impact on Company’s Consolidated Financial Statements.

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

As of February 1, 2014 and February 2, 2013, short-term investments include treasury bills and term-deposits purchased with a maturity of greater than three months, but less than one year.

Long-term investments are included within other assets on the Company’s Consolidated Balance Sheets. As of February 1, 2014 and February 2, 2013, the Company held no long-term investments.

Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity, within accumulated other comprehensive income, until realized. The components of other-than-temporary impairment (“OTTI”) losses related to credit losses are

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There was no net impairment loss recognized in earnings for all years presented.

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts at the time which both title and risk of loss for the merchandise transfers to the Company.

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

During Fiscal 2013, the Company recorded asset impairment charges of $44.5 million consisting of $25.2 million for the impairment of 69 retail stores and $19.3 million for the Company’s Warrendale, Pennsylvania Distribution Center, recorded as a loss on impairment of assets in the Consolidated Statements of Operations. The retail store impairments were recorded based on the results of the Company’s evaluation of stores that considered performance during the holiday selling season and a significant portfolio review in the fourth quarter of Fiscal 2013 that considered current and future performance projections and strategic real estate initiatives. The Company determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores assets.

During Fiscal 2012, the Company recorded asset impairment charges of $34.9 million consisting of the impairment of 52 retail stores, which is recorded as a loss on impairment of assets in the Consolidated Statements of Operations. This impairment was recorded based on the results of the Company’s evaluation of stores that considered performance during the holiday selling season and strategic decisions made in the fourth quarter of Fiscal 2012 regarding the rebalancing of our store fleet. The Company determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores assets. Additionally, the Company recorded $16.6 million of store asset impairment charges related to 77kids stores, which is recorded in Discontinued Operations.

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

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canadian business and recently acquired operations in Hong Kong and China. In accordance with ASC 350, Intangibles- Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 1, 2014. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during Fiscal 2013, Fiscal 2012 or Fiscal 2011.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding intangible assets.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a deferred lease credit liability at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the landlord.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Beginning balance	$4,481	$2,929	$3,663
Returns	(85,871)	(86,895)	(76,423)
Provisions	83,595	88,447	75,689

Ending balance	$2,205	$4,481	$2,929

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

Design costs are related to the Company’s Design Center operations and include compensation, travel, supplies and samples for our design teams, as well as rent and depreciation for the Company’s Design Center. These costs are included in cost of sales as the respective inventory is sold.

Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel for the Company’s buyers and certain senior merchandising executives; rent and utilities related to the Company’s stores, corporate headquarters, distribution centers and other office space; freight from the Company’s distribution centers to the stores; compensation and supplies for the Company’s distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to the Company’s e-commerce operation. Gross profit is the difference between total net revenue and cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with the Company’s stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for the Company’s stores and home office, communication costs, travel and entertainment, leasing costs and services purchased. Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for the Company’s design, sourcing and importing teams, the Company’s buyers and the Company’s distribution centers as these amounts are recorded in cost of sales.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of February 1, 2014 and February 2, 2013, the Company had prepaid advertising expense of $9.0 million and $8.4 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $87.0 million, $90.0 million and $66.5 million in advertising expense during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other Income, Net

Other income, net consists primarily of interest income/expense, foreign currency transaction gain/loss and realized investment gains/losses.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded gift card breakage of $7.3 million, $8.9 million and $6.5 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Cash paid during the periods for:
Income taxes	$65,496	$142,009	$99,756
Interest	$387	$348	$—

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified three operating segments (American Eagle Outfitters® Brand retail stores, aerie® by American Eagle Outfitters® retail stores and AEO Direct) that reflect the Company’s operational structure as well as the business’s internal view of analyzing results and allocating resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

The following tables present summarized geographical information:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Total net revenue:
United States	$2,954,636	$3,131,233	$2,810,560
Foreign(1)	351,166	344,569	309,506

Total net revenue	$3,305,802	$3,475,802	$3,120,065

(1)	Amounts represent sales from American Eagle Outfitters and aerie international retail stores, AEO Direct sales that are billed to and/or shipped to foreign countries and international franchise revenue.

(In thousands)	February 1, 2014	February 2, 2013
Long-lived assets, net:
United States	$618,715	$483,706
Foreign	81,503	75,547

Total long-lived assets, net	$700,218	$559,253

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	February 1, 2014	February 2, 2013
Cash and cash equivalents:
Cash	$330,013	$257,191
Treasury bills	63,224	—
Money-market	25,696	221,929
Commercial paper	—	29,999

Total cash and cash equivalents	$418,933	$509,119
Short-term investments:
Treasury bills	$10,002	$109,305
Term-deposits	—	12,568

Total short-term investments	$10,002	$121,873

Total	$428,935	$630,992

Proceeds from the sale of available-for-sale securities were $162.8 million, $15.5 million and $240.8 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. The purchases of available-for-sale securities for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $52.1 million, $111.1 million and $193.9 million, respectively. At February 1, 2014 and February 2, 2013, the fair value of all available for sale securities approximated par, with no gross unrealized holding gains or losses.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2014 and February 2, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and investments.

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of February 1, 2014 and February 2, 2013:

	Fair Value Measurements at February 1, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$330,013	$330,013	$—	$—
Treasury bills	63,224	63,224	—	—
Money-market	25,696	25,696	—	—

Total cash and cash equivalents	$418,933	$418,933	$—	$—
Short-term investments
Treasury bills	$10,002	$10,002	$—	$—

Total short-term investments	$10,002	$10,002	$—	$—

Total	$428,935	$428,935	$—	$—

	Fair Value Measurements at February 2, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$257,191	$257,191	$—	$—
Money-market	221,929	221,929	—	—
Commercial paper	29,999	29,999	—	—

Total cash and cash equivalents	$509,119	$509,119	$—	$—
Short-term investments
Treasury bills	$109,305	$109,305	$—	$—
Term-deposits	12,568	12,568	—	—

Total short-term investments	$121,873	$121,873	$—	$—

Total	$630,992	$630,992	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at February 1, 2014 or February 2, 2013.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of February 1, 2014, the Company concluded that its goodwill was not impaired.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2013 and Fiscal 2012, certain long-lived assets related to the Company’s retail stores and Warrendale Distribution Center were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss of $44.5 million and $34.9 million, respectively, which is recorded as a loss on impairment of assets within the Consolidated Statements of Operations. The fair value of the impaired assets after the recorded loss is an immaterial amount.

The fair value of the Company’s stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

During Fiscal 2013, the Company announced plans to close its Warrendale Distribution Center. Certain long-lived assets, including the Warrendale, Pennsylvania distribution center, were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. Certain long-lived assets related to this distribution center were determined to be unable to recover their respective carrying values over their remaining useful life and were written down to fair value. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding exit and disposal costs.

5.	Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
(In thousands, except per share amounts)	February 1, 2014	February 2, 2013	January 28, 2012
Weighted average common shares outstanding:
Basic number of common shares outstanding	192,802	196,211	194,445
Dilutive effect of stock options and non-vested restricted stock	1,673	4,454	1,869

Dilutive number of common shares outstanding	194,475	200,665	196,314

Equity awards to purchase approximately 1.7 million, 1.5 million and 7.2 million shares of common stock during the Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for Fiscal 2013, approximately 1.8 million of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals. For Fiscal 2012, there were no performance-based restricted stock awards excluded in the computation of weighted average diluted common share amounts as they were probable of vesting.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.	Accounts Receivable

Accounts receivable are comprised of the following:

(In thousands)	February 1, 2014	February 2, 2013
Franchise receivable	$20,567	$24,521
Merchandise sell-offs	16,106	6,880
Credit card program receivable	15,000	—
Landlord construction allowances	11,626	3,047
Marketing cost reimbursements	6,063	6,172
Other Items	4,520	5,701

Total	$73,882	$46,321

7.	Property and Equipment

Property and equipment consists of the following:

(In thousands)	February 1, 2014	February 2, 2013
Land	$20,196	$6,364
Buildings	143,856	153,729
Leasehold improvements	600,572	591,736
Fixtures and equipment	732,228	671,075
Construction in progress	102,974	8,725

Property and equipment, at cost	$1,599,826	$1,431,630
Less: Accumulated depreciation	(962,409)	(921,997)

Property and equipment, net	$637,417	$509,633

Depreciation expense is summarized as follows:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Depreciation expense	$116,761	$122,756	$135,244

Additionally, during Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recorded $14.6 million, $3.7 million and $3.4 million, respectively, related to asset write-offs within depreciation and amortization expense.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. The following table represents intangible assets as of February 1, 2014 and February 2, 2013:

(In thousands)	February 1, 2014	February 2, 2013
Trademarks, at cost	$58,121	$44,272
Less: Accumulated amortization	(8,850)	(6,136)

Intangible assets, net	$49,271	$38,136

Amortization expense is summarized as follows:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Amortization expense	$2,714	$1,952	$1,828

The table below summarizes the estimated future amortization expense for intangible assets existing as of February 1, 2014 for the next five Fiscal Years:

(In thousands)	Future Amortization
2014	$3,471
2015	3,465
2016	3,462
2017	3,416
2018	3,414

9.	Other Credit Arrangements

On March 2, 2012, the Company entered into a five-year, $150.0 million syndicated, unsecured, revolving credit agreement (the “Credit Agreement”). The primary purpose of the Credit Agreement is to provide additional access to capital for general corporate purposes, growth initiatives and the issuance of letters of credit.

The Credit Agreement, as amended, contains financial covenants that require the Company to maintain certain coverage and leverage ratios, and various customary affirmative and negative covenants such as the ability to incur additional debt not otherwise permitted under the Credit Agreement.

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

As of February 1, 2014, the Company was in compliance with the terms of the Credit Agreement had $8.2 million outstanding in letters of credit and no borrowings.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million United States dollars (“USD”) and $25.0 million Canadian dollars (“CAD”).

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of February 1, 2014, the Company had outstanding trade letters of credit of $27.5 million.

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

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Store rent:
Fixed minimum	$260,668	$250,844	$246,096
Contingent	6,576	9,758	7,618

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$267,244	$260,602	$253,714
Offices, distribution facilities, equipment and other	17,153	14,960	15,989

Total rent expense	$284,397	$275,562	$269,703

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at February 2, 2013:

(In thousands)	Future Minimum Lease Obligations
Fiscal years:
2014	$273,827
2015	261,828
2016	233,810
2017	206,934
2018	177,229
Thereafter	601,934

Total	$1,755,562

11.	Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

(In thousands)	Before Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive Income
Balance at January 29, 2011	$28,072	$—	$28,072

Foreign currency translation gain	587	—	587

Balance at January 28, 2012	$28,659	$—	$28,659

Foreign currency translation gain	638	—	638

Balance at February 2, 2013	$29,297	$—	$29,297

Foreign currency translation loss	(17,140)	—	(17,140)

Balance at February 1, 2014	$12,157	$—	$12,157

12.	Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2013 was a net benefit of $6.5 million ($4.1 million, net of tax). The net benefit is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2012 and Fiscal 2011 was $66.3 million ($40.9 million, net of tax) and $11.7 million ($7.2 million, net of tax), respectively.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At February 1, 2014, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2005 Stock Award and Incentive Plan

The 2005 Plan was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, SAR, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan was subsequently amended in Fiscal 2009 to increase the shares available for grant to 31.9 million without taking into consideration 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock that had been previously granted under the 2005 plan to employees and directors (without considering cancellations as of January 31, 2009 of awards for 2.9 million shares). The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year for options and SAR and no more than 4.0 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year. The 2005 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2005 Plan. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through February 1, 2014, 16.9 million non-qualified stock options, 9.2 million shares of restricted stock and 0.4 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 11.4 million shares). Approximately 95% of the options granted under the 2005 Plan vest over three years, 4% vest over one year and 1% vest over five years. Options were granted for ten and seven year terms. Approximately 63% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 37% of the restricted stock awards are time-based and vest over three years.

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

A summary of the Company’s stock option activity under all plans for Fiscal 2013 follows:

	For the Year Ended February 1, 2014
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding — January 28, 2012	4,629	$16.29
Granted	376	$22.55
Exercised(1)	(605)	$10.27
Cancelled	(475)	$17.68

Outstanding — February 2, 2013	3,925	$17.65	2.6	$1,255

Vested and expected to vest — February 2, 2013	3,876	$17.59	2.6	$1,255

Exercisable — February 2, 2013(2)	701	$11.74	3.8	$1,255

(1)	Options exercised during Fiscal 2013 ranged in price from $4.24 to $19.28.

(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at February 1, 2014.

The weighted-average grant date fair value of stock options granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $4.17, $3.72 and $4.73, respectively. The aggregate intrinsic value of options exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $3.9 million, $57.4 million and $2.8 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $6.2 million and $8.7 million, respectively, for Fiscal 2013. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $76.4 million and $14.1 million, respectively, for Fiscal 2012. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $5.1 million and $0.4 million, respectively, for Fiscal 2011.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
Black-Scholes Option Valuation Assumptions	February 1, 2014		February 2, 2013		January 28, 2012
Risk-free interest rates(1)	0.3%		0.6%		2.1%
Dividend yield	2.0%		2.8%		2.6%
Volatility factors of the expected market price of the Company’s common stock(2)	34.4%		41.2%		42.7%
Weighted-average expected term(3)	2.5	years	4.0	years	5.0	years
Expected forfeiture rate(4)	8.0%		8.0%		8.0%

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 were determined based on historical experience.

(4)	Based on historical experience.

As of February 1, 2014, there was $1.3 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.2 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	For the year ended February 1, 2014		For the year ended February 1, 2014
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested — February 2, 2013	1,386	$13.91	2,086	$14.91
Granted	943	22.00	912	21.75
Vested	(1,057)	14.06	(566)	17.39
Cancelled/Forfeited	(117)	16.35	(37)	19.89

Nonvested — February 1, 2014	1,155	$20.13	2,395	$16.85

As of February 1, 2014, there was $12.8 million of unrecognized compensation expense related to nonvested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.0 years. Additionally, there was $0.7 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement performance goals are probable over a one to three year period.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2014, the Company had 18.2 million shares available for all equity grants.

13.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 1/2 years of age. In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 50% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $9.6 million, $15.8 million and $8.7 million in expense during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, in connection with the Retirement Plan.

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

14.	Income Taxes

The components of income before income taxes from continuing operations were:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
U.S.	$157,669	$381,131	$256,352
Foreign	(15,592)	20,907	18,857

Total	$142,077	$402,038	$275,209

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	February 1, 2014	February 2, 2013
Deferred tax assets:
Rent	$27,458	$27,208
Deferred compensation	22,654	38,770
Capital loss carryforward	16,207	15,986
Foreign tax credits	13,436	16,874
Inventories	11,234	8,575
Accruals not currently deductible	9,059	3,098
State tax credits	6,215	5,770
Net operating loss	4,226	985
Foreign and state income taxes	3,255	3,959
Loyalty reserve	3,196	2,253
Employee compensation and benefits	2,799	18,738
Other	968	3,901

Gross deferred tax assets	120,707	146,117
Valuation allowance	(20,601)	(15,986)

Total deferred tax assets	$100,106	$130,131

Deferred tax liabilities:
Property and equipment	$(23,595)	$(35,130)
Prepaid expenses	(4,544)	(3,068)
Other	(1,654)	(2,421)

Total deferred tax liabilities	$(29,793)	$(40,619)

Total deferred tax assets, net	$70,313	$89,512

Classification in the Consolidated Balance Sheet:
Current deferred tax assets	$45,478	$58,230
Noncurrent deferred tax assets	24,835	31,282

Total deferred tax assets	$70,313	$89,512

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net decrease in deferred tax assets and liabilities was primarily due to a decrease in the deferred tax assets for deferred compensation and accrual of employee compensation and benefits.

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Current:
Federal	$29,794	$143,612	$76,389
Foreign taxes	(50)	6,939	6,621
State	9,162	18,845	12,801

Total current	38,906	169,396	95,811

Deferred:
Federal	$20,611	$(26,063)	$7,077
Foreign taxes	695	(1,486)	(1,120)
State	(1,118)	(3,907)	(1,838)

Total deferred	20,188	(31,456)	4,119

Provision for income taxes	$59,094	$137,940	$99,930

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2013, Fiscal 2012 and Fiscal 2011 in the amounts of $8.7 million, $14.1 million and $0.4 million, respectively.

The Company plans to indefinitely reinvest the accumulated earnings since Fiscal 2009 of our Canadian subsidiaries outside of the United States. Accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of the earnings in the form of dividends or otherwise, the Company would be subject to income and withholding taxes offset by foreign tax credits. As of February 1, 2014 and February 2, 2013, the unremitted earnings of our Canadian subsidiaries were approximately $74 million (USD) and $88 million (USD), respectively. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

As of February 1, 2014, the Company had deferred tax assets related to state and foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities, totaling $4.2 million. A portion of these net operating loss carryovers begin expiring in the year 2018 and some have an indefinite carryforward period. Management believes it is more likely than not that the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain foreign jurisdictions. As such a valuation allowance of $3.8 million has been recorded on the deferred tax assets related to the foreign net operating loss carryovers.

As of February 1, 2014, the gross amount of unrecognized tax benefits was $14.6 million, of which $9.7 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of February 2, 2013 was $17.3 million, of which $11.3 million would affect the effective income tax rate if recognized.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Unrecognized tax benefits, beginning of the year balance	$17,250	$31,578	$31,108
Increases in tax positions of prior periods	440	—	932
Decreases in tax positions of prior periods	(4,930)	(10,385)	(2,106)
Increases in current period tax positions	2,294	2,458	2,782
Settlements	—	(4,809)	(1,073)
Lapse of statute of limitations	(453)	(1,592)	(65)

Unrecognized tax benefits, end of the year balance	$14,601	$17,250	$31,578

Unrecognized tax benefits decreased by $2.6 million during Fiscal 2013, decreased $14.3 million during Fiscal 2012 and increased by $0.5 million during Fiscal 2011. The unrecognized tax benefit changes were primarily related to federal and state income tax settlements and other changes in income tax reserves. Over the next twelve months the Company believes it is reasonably possible the unrecognized tax benefits could decrease by as much as $8.0 million as the result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $1.9 million and $1.8 million as of February 1, 2014 and February 2, 2013, respectively. During Fiscal 2012, the Company recognized a net benefit of $4.8 million in the provision for income taxes related to the reversal of accrued interest and penalties primarily due to federal and state income tax settlements. An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2013 and Fiscal 2011.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal income tax returns for the tax year ended January 2010 was completed in December 2012. Accordingly, all years prior to January 2011 are no longer subject to U.S. federal income tax examinations by tax authorities. An IRS examination of the January 2012 federal income tax return was substantially completed as of February 1, 2014. Additionally, the Company is participating in the IRS’s Compliance Assurance Process (CAP) for the year ended February 1, 2014. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flow. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company has foreign tax credit carryovers in the amount of $13.4 million and $16.9 million as of February 1, 2014 and February 2, 2013, respectively. The foreign tax credit carryovers expire in Fiscal 2019 to the extent not utilized. No valuation allowance has been recorded on the foreign tax credit carryovers as the Company believes it is more likely than not the foreign tax credits will be utilized prior to expiration.

The Company has been certified to qualify for nonrefundable incentive tax credits in Kansas for expenditures related to the Ottawa, Kansas distribution center. As a result, the Company has a deferred tax asset

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to Kansas income tax credit carryforwards of $6.2 million (net of federal income taxes) as of February 1, 2014 and $5.8 million (net of federal income taxes) as of February 2, 2013. These income tax credits can be utilized to offset future Kansas income taxes and have a carryforward period of 10-16 years. They will begin to expire in Fiscal 2018.

The Company has capital loss carryovers in the amount of $16.2 million and $16.0 million as of February 1, 2014 and February 2, 2013, respectively. These capital losses are subject to a three year carryback period and a five year carryforward period for tax purposes. The capital losses generally will expire in Fiscal 2014 and Fiscal 2015. Due to the contingencies related to the future use of these capital losses, we believe it is more likely than not that the full benefit of this asset will not be realized within the carryforward period. Thus, the Company has recorded a valuation allowance on the capital loss carryovers.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	4	3	3
Valuation allowance changes, net	4	(1)	(1)
Tax settlements	(2)	(3)	(1)
Other	1	—	—

	42%	34%	36%

15.	Discontinued Operations

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs associated with exit or disposal activities are recorded when incurred. A summary of the pre-tax exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for 77kids are as follows. There were no exit or disposal costs recognized in Fiscal 2013 or Fiscal 2011 related to 77kids.

For the Year Ended
(In thousands)	February 2, 2013
Non-cash charges
Asset impairments	$16,623
Cash charges
Lease-related charges	$7,768
Inventory charges	10,237
Severence charges	3,439

Total charges	$38,067

A rollforward of the liabilities for the exit of the 77kids brand recognized in the Consolidated Balance Sheets is as follows:

(In thousands)	February 2, 2013
Accrued liability as of January 28, 2012	$—
Add: Costs incurred, excluding non-cash charges	13,676
Less: Cash payments	(13,676)

Accrued liability as of February 2, 2013	$—

The tables below present the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for the years ended February 2, 2013 and January 28, 2012, respectively.

	For the Years Ended
	February 2, 2013	January 28, 2012
Total net revenue	$20,117	$39,753

Loss from discontinued operations, before income taxes(1)	$(51,839)	$(38,199)
Income tax benefit	19,849	14,625

Loss from discontinued operations, net of tax	$(31,990)	$(23,574)

Loss per common share from discontinued operations:
Basic	$(0.16)	$(0.12)
Diluted	$(0.16)	$(0.12)

(1)	Loss from discontinued operations is presented net of the reversal of non-cash lease credits

There were no assets or liabilities included in the Consolidated Balance Sheets for 77kids as of February 1, 2014 or February 2, 2013.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Acquisitions and Dispositions

During Fiscal 2013, the Company completed a transaction with Dickson Concepts (International) Limited (“Dickson”) to acquire six existing American Eagle Outfitters franchised stores in Hong Kong and China, as well as and the related assets operated by Dickson, for total consideration of $20.8 million USD. Included in the total consideration for the transaction was a $10.0 million USD payment to Dickson terminate their right to open additional stores in Hong Kong, Macau, China and other designated territories in Asia.

The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

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

17.	Exit and Disposal Activities

On September 5, 2013, the Company announced plans to close its Warrendale, Pennsylvania distribution center and transfer the operations to its new Hazleton, Pennsylvania facility, as the Warrendale facility is not physically or geographically capable of supporting the Company’s long-term expansion goals. The Hazleton facility is under construction and is expected to open in the second quarter of Fiscal 2014. It will initially supplement the Ottawa, Kansas facility in fulfilling internet orders. The transition of store distribution operations from Warrendale to Hazleton is scheduled to begin in early 2015 and is anticipated to be completed by July 2015.

Including the amounts recognized in Fiscal 2013, the Company continues to expect after-tax charges of $14 million to $15 million related to the closing of the Warrendale facility. These charges are comprised of the following after-tax amounts:

•	$2 million to $3 million of severance and employee related costs

•	$12 million of non-cash asset impairment charges

The pre-tax cash outflow for severance and employee related costs are estimated to be $4 million to $5 million to be paid in Fiscal 2015.

Costs associated with exit or disposal activities are recorded when incurred. During Fiscal 2013, $19.3 million of pre-tax non-cash asset impairments ($11.9 million after-tax) were recorded as a loss on impairment of assets within the Consolidated Statements of Operations.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no liabilities associated with exit and disposal activities recognized in the Consolidated Balance Sheet as of February 1, 2014.

18.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2013 Quarters Ended
(In thousands, except per share amounts)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Total net revenue	$679,477	$727,313	$857,305	$1,041,707

Gross profit	$263,609	$245,495	$298,875	$306,020

Net income	$27,976	$19,594	$24,903	$10,510

Basic per common share amounts:

Basic net income per common share	$0.14	$0.10	$0.13	$0.05

Diluted per common share amounts:

Diluted net income per common share	$0.14	$0.10	$0.13	$0.05

	Fiscal 2012 Quarters Ended
(In thousands, except per share amounts)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Total net revenue	$708,695	$739,680	$910,374	$1,117,053

Gross profit	$274,913	$276,564	$379,090	$459,755

Income from continuing operations	44,035	42,846	82,441	94,776
Loss from discontinued operations	(4,338)	(23,819)	(3,833)	—

Net income	$39,697	$19,027	$78,608	$94,776

Basic per common share amounts:
Income from continuing operations	$0.22	$0.22	$0.42	$0.48
Loss from discontinued operations	(0.02)	(0.12)	(0.02)	—

Basic net income per common share	$0.20	$0.10	$0.40	$0.48

Diluted per common share amounts:
Income from continuing operations	$0.22	$0.21	$0.41	$0.47
Loss from discontinued operations	(0.02)	(0.12)	(0.02)	—

Diluted net income per common share	$0.20	$0.09	$0.39	$0.47

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

In connection with the preparation of this Annual Report on Form 10-K as of February 1, 2014, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2014. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of February 1, 2014.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 1, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). American Eagle Outfitters Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of February 1, 2014 and February 2, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014 of American Eagle Outfitters, Inc. and our reported dated March 13, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

March 13, 2014

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013
Consolidated Statements of Operations for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

4.1	See Amended and Restated Certificate of Incorporation, as amended, in Exhibit 3.1 hereof

4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof

10.1^	Form of the Registrant’s 1994 Stock Option Plan(3)

10.2^	Form of Indemnification Agreement(4)

10.3^	Employee Stock Purchase Plan(5)

10.4^	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(6)

10.5^	Deferred Compensation Plan, as amended(7)

10.6^	Form of Director Deferred Compensation Agreement(8)

10.7^	Form of 409A Addendum(9)

10.8^	Form of Long Term Incentive Compensation Plan Confidentiality, non-solicitation, non-competition and Intellectual Property Agreement(10)

10.9^	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(11)

10.10^	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(12)

10.11^	2005 Stock Award and Incentive Plan, as amended(13)

10.12^	Form of Change in Control Agreement dated April 21, 2010(14)

10.13^	Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement(15)

10.14^	Chief Executive Officer Employment Agreement between the Registrant and Robert L. Hanson, dated November 14, 2011(16)

10.15^	Second Amended and Restated Employment Agreement between the Registrant and Roger S. Markfield, dated February 24, 2012(17)

10.16	Credit Agreement, dated March 2, 2012, among American Eagle Outfitters Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and HSBC Bank USA, N.A. as administrative agent for the lenders, and certain other parties and agents (18)

10.17^	Separation and Release Agreement between the Registrant and Joan H. Hilson, dated May 18, 2012(19)

10.18^	Employment Agreement between the Registrant and Mary M. Boland, dated May 30, 2012(20)

10.19^	Change in Control Agreement between the Registrant and Mary M. Boland, dated July 25, 2012(21)

10.20^	Employment Agreement between the Registrant and Kitty Yung, dated February 26, 2013(22)

10.21^	General Release and Separation Agreement between the Registrant and Sherry Harris, dated April 12, 2013 (23)

Exhibit Number	Description

10.22*	Amendment to Credit Agreement, dated February 28, 2014, among American Eagle Outfitters Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and HSBC Bank USA, N.A. as administrative agent for the lenders, and certain other parties and agents

10.23^*	Employment Agreement between the Registrant and Chad Kessler, dated December 2, 2013

10.24^*	Employment Agreement between the Registrant and Marie Castellvi, dated January 29, 2014

10.25^*	Equity Agreement between the Registrant and Marie Castellvi, dated January 29, 2014

10.26^*	Employment Agreement between the Registrant and Jennifer Foyle, dated June 25, 2010

10.27^*	Employment Agreement between the Registrant and Simon Nankervis, dated September 7, 2011

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated November 20, 2007, filed November 26, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(5)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(6)	Previously files as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.3 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(10)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 20, 2008, filed May 23, 2008 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(13)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders held on June 16, 2009 held on June 16, 2009, filed May 4, 2009 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 21, 2010, filed April 26, 2010 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.25 to the Form 10-K dated January 29, 2011, filed on March 11, 2011 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated November 14, 2011, filed November 18, 2011 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 24, 2012, filed February 24, 2012 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.1 to the Form 8-K dated March 2, 2012, filed March 8, 2012 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 18, 2012, filed May 24, 2012 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 24, 2012, filed June 1, 2012 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 25, 2012, filed July 27, 2012 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 10-Q for the period ended May 4, 2013, filed May 30, 2013 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.2 to the Form 10-Q for the period ended May 4, 2013, filed May 30, 2013 and incorporated herein by reference.

^	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Interim Chief Executive Officer

Dated March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 13, 2014.

	Signature	Title

	/s/ Jay L. Schottenstein Jay L. Schottenstein	Interim Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

	/s/ Mary M. Boland Mary M. Boland	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

	* Michael G. Jesselson	Director

	* Thomas R. Ketteler	Director

	* Roger S. Markfield	Director

	* Cary D. McMillan	Director

	* Janice E. Page	Director

	* David M. Sable	Director

	* Noel J. Spiegel	Director

*By:	/s/ Mary M. Boland Mary M. Boland, Attorney-in-Fact