Form 10-Q
period 2014-05-03
AMERICAN EAGLE OUTFITTERS INC
filed 2014-05-29
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:194,411,830 Common Shares were outstanding at May 27, 2014.

AMERICAN EAGLE OUTFITTERS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)	May 3, 2014	February 1, 2014	May 4, 2013
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$327,699	$418,933	$383,175
Short-term investments	—	10,002	113,041
Merchandise inventory	329,249	291,541	340,508
Accounts receivable	67,720	73,882	55,193
Prepaid expenses and other	86,856	83,724	97,512
Deferred income taxes	46,057	45,478	42,649

Total current assets	857,581	923,560	1,032,078
Property and equipment, at cost, net of accumulated depreciation	683,749	637,417	526,797
Intangible assets, at cost, net of accumulated amortization	49,087	49,271	37,931
Goodwill	13,598	13,530	11,434
Non-current deferred income taxes	11,663	24,835	23,325
Other assets	36,199	45,551	35,479

Total assets	$1,651,877	$1,694,164	$1,667,044

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$195,703	$203,872	$161,778
Accrued compensation and payroll taxes	31,219	23,560	27,993
Accrued rent	74,023	76,397	74,034
Accrued income and other taxes	7,756	5,778	7,948
Unredeemed gift cards and gift certificates	35,578	47,194	33,435
Current portion of deferred lease credits	13,155	13,293	14,219
Other liabilities and accrued expenses	38,303	45,384	27,728

Total current liabilities	395,737	415,478	347,135
Non-current liabilities:
Deferred lease credits	61,562	59,510	69,399
Non-current accrued income taxes	11,063	16,543	19,321
Other non-current liabilities	34,357	36,455	24,064

Total non-current liabilities	106,982	112,508	112,784
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 194,409, 193,149 and 192,617 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	556,054	573,008	583,795
Accumulated other comprehensive income	16,093	12,157	28,795
Retained earnings	1,542,106	1,569,851	1,592,706
Treasury stock, 55,157, 56,417 and 56,949 shares, respectively	(967,591)	(991,334)	(1,000,667)

Total stockholders’ equity	1,149,158	1,166,178	1,207,125

Total liabilities and stockholders’ equity	$1,651,877	$1,694,164	$1,667,044

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
(In thousands, except per share amounts)	May 3, 2014	May 4, 2013
Total net revenue	$646,129	$679,477
Cost of sales, including certain buying, occupancy and warehousing expenses	420,284	415,868

Gross profit	225,845	263,609
Selling, general and administrative expenses	185,058	182,253
Depreciation and amortization expense	32,362	35,539

Operating income	8,425	45,817
Other income (expense), net	686	(682)

Income before income taxes	9,111	45,135
Provision for income taxes	5,245	17,159

Net income	$3,866	$27,976

Net income per basic share	$0.02	$0.14

Net income per diluted share	$0.02	$0.14

Cash dividends per common share	0.125	—

Weighted average common shares outstanding—basic	194,060	192,710
Weighted average common shares outstanding—diluted	194,702	196,718

Retained earnings, beginning	$1,569,851	$1,553,058
Net income	3,866	27,976
Cash dividends and dividend equivalents	(24,877)	—
Reissuance of treasury stock	(6,734)	11,672

Retained earnings, ending	$1,542,106	$1,592,706

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Net income	$3,866	$27,976
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	3,936	(502)

Other comprehensive gain (loss):	3,936	(502)

Comprehensive income	$7,802	$27,474

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Operating activities:
Net income	$3,866	$27,976
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	32,786	35,926
Share-based compensation	3,188	5,289
Deferred income taxes	3,833	23,235
Foreign currency transaction loss	96	640
Changes in assets and liabilities:
Merchandise inventory	(37,057)	(8,375)
Accounts receivable	5,709	(8,942)
Prepaid expenses and other	(2,949)	(20,497)
Other assets	(4,354)	(12,524)
Accounts payable	2,112	(15,811)
Unredeemed gift cards and gift certificates	(11,690)	(12,981)
Deferred lease credits	1,782	10,752
Accrued compensation and payroll taxes	7,872	(37,537)
Accrued income and other taxes	1,590	(24,103)
Accrued liabilities	(11,128)	(1,732)

Total adjustments	(8,210)	(66,660)

Net cash used for operating activities	(4,344)	(38,684)
Investing activities:
Capital expenditures for property and equipment	(72,015)	(45,657)
Acquisition of intangible assets	(640)	(295)
Purchase of available-for-sale securities	—	(15,217)
Sale of available-for-sale securities	10,002	23,778

Net cash used for investing activities	(62,653)	(37,391)
Financing activities:
Payments on capital leases	(1,391)	(2,564)
Repurchase of common stock as part of publicly announced programs	—	(33,051)
Repurchase of common stock from employees	(7,389)	(23,291)
Net proceeds from stock options exercised	6,755	1,523
Excess tax benefit from share-based payments	696	8,101
Cash dividends paid	(24,299)	—

Net cash used for financing activities	(25,628)	(49,282)

Effect of exchange rates changes on cash	1,391	(587)

Net decrease in cash and cash equivalents	(91,234)	(125,944)
Cash and cash equivalents—beginning of period	418,933	509,119

Cash and cash equivalents—end of period	$327,699	$383,175

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,995	$33,023
Cash paid during the period for interest	$200	$100

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 3, 2014 and May 4, 2013 and for the 13 week period ended May 3, 2014 and May 4, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2013 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At May 3, 2014, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2015” and “Fiscal 2014” refer to the 52 week periods ending January 30, 2016 and January 31, 2015, respectively. “Fiscal 2013” refers to the 52 week period ended February 1, 2014.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of our contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our management reviews the Company’s estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. The Company adopted ASU 2013-11 on February 2, 2014 with no significant impact to its Consolidated Financial Statements.

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

Design costs are related to the Company’s Design Center operations and include compensation, travel, supplies and samples for our design teams, as well as rent and depreciation for our Design Center. These costs are included in cost of sales as the respective inventory is sold.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. Additionally, ASC 320 requires additional disclosures relating to debt and equity securities both in the interim and annual periods as well as requires the Company to present total other-than-temporary impairment (“OTTI”) with an offsetting reduction for any non-credit loss impairment amount recognized in other comprehensive income (“OCI”). There was no net impairment loss for investment securities recognized in earnings during the 13 weeks ended May 3, 2014 or May 4, 2013.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of May 3, 2014, there were no short-term investments recorded on the Company’s Consolidated Balance Sheet.

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

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents.

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts when both title and risk of loss for the merchandise have transferred to the Company.

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

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canadian business and businesses in Hong Kong and China. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 1, 2014. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 weeks ended May 3, 2014 and May 4, 2013.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.6 million and $1.9 million of revenue related to gift card breakage during the 13 weeks ended May 3, 2014 and May 4, 2013, respectively.

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

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	May 3, 2014	February 1, 2014	May 4, 2013
Cash and cash equivalents:
Cash	$217,117	$330,013	$302,188
Money-market	88,535	25,696	54,954
Treasury bills	22,047	63,224	6,033
Commercial paper	—	—	20,000

Total cash and cash equivalents	$327,699	$418,933	$383,175
Short-term investments:
Treasury bills	$—	$10,002	$103,144
Term-deposits	—	—	9,897

Total short-term investments	$—	$10,002	$113,041

Total	$327,699	$428,935	$496,216

Proceeds from the sale of investments were $10.0 million and $23.8 million for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. There were no purchases of investments for the 13 weeks ended May 3, 2014. The purchase of investments was $15.2 million for the 13 weeks ended May 4, 2013.

There were no unrecognized gains or losses for the Company’s available-for-sale securities for the 13 weeks ended May 3, 2014 or May 4, 2013.

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

As of May 3, 2014 and May 4, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 3, 2014 and May 4, 2013:

	Fair Value Measurements at May 3, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$217,117	$217,117	$—	$—
Money-market	88,535	88,535	—	—
Treasury bills	22,047	22,047	—	—

Total cash and cash equivalents	$327,699	$327,699	$—	$—

Total	$327,699	$327,699	$—	$—

	Fair Value Measurements at May 4, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$302,188	$302,188	$—	$—
Money-market	54,954	54,954	—	—
Commercial paper	20,000	20,000	—	—
Treasury bills	6,033	6,033	—	—

Total cash and cash equivalents	$383,175	$383,175	$—	$—
Short-term investments:
Treasury bills	$103,144	$103,144	$—	$—
Term-deposits	9,897	9,897	—	—

Total short-term investments	$113,041	$113,041	$—	$—

Total	$496,216	$496,216	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at May 3, 2014 or May 4, 2013.

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

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,060	192,710
Dilutive effect of stock options and non-vested restricted stock	642	4,008

Diluted number of common shares outstanding	194,702	196,718

Equity awards to purchase approximately 2.5 million shares of common stock during the 13 weeks ended May 3, 2014 and approximately 1.0 million shares of common stock during the 13 weeks ended May 4, 2013 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were 1.7 million shares for the 13 weeks ended May 3, 2014 and approximately 0.8 million shares for the 13 weeks ended May 4, 2013 of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 1.3 million shares and 0.6 million shares of restricted stock units for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	May 3, 2014	February 1, 2014	May 4, 2013
Property and equipment, at cost	$1,660,789	$1,599,826	$1,465,920
Less: Accumulated depreciation	(977,040)	(962,409)	(939,123)

Property and equipment, net	$683,749	$637,417	$526,797

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	May 3, 2014	February 1, 2014	May 4, 2013
Trademarks and other intangibles, at cost	$58,761	$58,121	$44,561
Less: Accumulated amortization	(9,674)	(8,850)	(6,630)

Intangible assets, net	$49,087	$49,271	$37,931

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

As of May 3, 2014, the Company was in compliance with the terms of the Credit Agreement and had $8.2 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million USD and $25.0 million Canadian Dollar (“CAD”).

Additionally, the Company has agreements with two separate financial institutions for an aggregate of $155.0 million United States dollars (“USD”) for the purposes of trade letter of credit issuances. The availability of any future issuances under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of May 3, 2014, the Company had outstanding trade letters of credit of $32.7 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 3, 2014 and May 4, 2013 was $3.2 million ($2.0 million, net of tax) and $5.3 million ($3.3 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over one year and are earned if the Company meets pre-established performance goals.

A summary of the Company’s stock option activity for the 13 weeks ended May 3, 2014 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding—February 1, 2014	3,925	$17.65
Granted	126	$14.50
Exercised (1)	(552)	$12.33
Cancelled	(840)	$25.31

Outstanding—May 3, 2014	2,659	$16.18	2.4	276

Vested and expected to vest—May 3, 2014	2,647	$16.19	2.4	276

Exercisable—May 3, 2014 (2)	81	$8.09	1.1	276

(1)	Options exercised during the 13 weeks ended May 3, 2014 had exercise prices ranging from $8.09 to $13.12.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at May 3, 2014.

The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 3, 2014 and May 4, 2013 was $3.99 and $3.42, respectively. The aggregate intrinsic value of options exercised during the 13 weeks ended May 3, 2014 and May 4, 2013 was $1.0 million and $0.5 million, respectively.

Cash received from the exercise of stock options was $6.8 million for the 13 weeks ended May 3, 2014 and $1.5 million for the 13 weeks ended May 4, 2013. The actual tax benefit realized from stock option exercises totaled ($0.7) million for the 13 weeks ended May 3, 2014 and $7.9 million for the 13 weeks ended May 4, 2013.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
Black-Scholes Option Valuation Assumptions	May 3, 2014	May 4, 2013
Risk-free interest rate (1)	1.5%	0.3%
Dividend yield	3.1%	2.0%
Volatility factor (2)	41.2%	34.4%
Weighted-average expected term (3)	4.5 years	2.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of May 3, 2014, there was $0.5 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Grants

Time-based restricted stock awards are comprised of time-based restricted stock units. These awards vest over three years. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended May 3, 2014		13 Weeks Ended May 3, 2014
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested—February 1, 2014	1,155	$20.13	2,395	$16.85
Granted	1,357	$14.45	1,225	$14.41
Vested	(608)	$18.17	(604)	$15.33
Cancelled	(126)	$17.59	(17)	$22.50

Nonvested—May 3, 2014	1,778	$16.65	2,999	$16.13

As of May 3, 2014, there was $28.0 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.5 years. Based on current probable performance, there was $0.4 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of May 3, 2014, the Company had 16.6 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended May 3, 2014 was 57.6% compared to 38.0% for the 13 weeks ended May 4, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 3, 2014 and May 4, 2013. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $8 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen week periods ended May 3, 2014 and May 4, 2013, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of May 3, 2014 and May 4, 2013, and the related consolidated statements of operations and retained earnings, the consolidated statements of comprehensive income, and the consolidated statements of cash flows for the thirteen-week periods ended May 3, 2014 and May 4, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of February 1, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 13, 2014. In our opinion, the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of February 1, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 29, 2014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2013 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2013 Annual Report on Form 10-K.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 25 AEO stores in the Factory store format in North America and continued international expansion in Mexico, Asia and the United Kingdom during Fiscal 2014;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;

•	the selection of approximately 45 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2014;

•	the potential closure of approximately 150 stores in North America through Fiscal 2016;

•	the planned opening of approximately 40 new international third party operated American Eagle Outfitters stores during Fiscal 2014;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2013 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

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

AEO Direct sales are included in the individual American Eagle Outfitters and aerie brand comparable sales metric for the following reasons:

•	Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks;

•	Shopping behavior has continued to evolve across multiple channels that work in tandem to meet all customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate, given customer behavior.

•	The Company no longer presents AEO Direct separately due to the continued evolution of omni-channel engagement and the reasons discussed above.

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

Return on invested capital—Our management uses return on invested capital as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

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

Results of Operations

Overview

Our first quarter results were consistent with our expectations and reflected weak sales, increased markdowns and expense deleverage. Weakness in demand led to soft traffic and a 5% total net revenue decline. This, combined with elevated inventory levels, negatively impacted gross margin.

Our first quarter total net revenue decreased 5% to $646.1 million and consolidated comparable sales, including AEO Direct, decreased 10%, compared to a 5% decrease last year. By brand, American Eagle Outfitters brand comparable sales decreased 11% and aerie brand decreased 4%.

Gross profit decreased 14% to $225.8 million compared to $263.6 million last year and declined 390 basis points to 34.9% as a rate to total net revenue. The decline is the result of deleverage of rent on negative comparable sales and increased markdowns, partially offset by favorability in merchandise and design costs.

Operating income for the first quarter was $8.4 million compared to $45.8 million, which includes $11.5 million of asset write-offs and corporate charges, last year. Net income this year was $3.9 million, or $0.02 per diluted share. This compares to net income of $28.0 million, or $0.14 per diluted shared, last year. On an adjusted basis, net income last year was $0.18 per diluted share, which excludes a ($0.04) per diluted share impact from asset write-offs and corporate charges.

The preceding paragraph contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

13 Weeks Ended
May 4, 2013
Net income per diluted share—GAAP Basis	$0.14
Add back: Asset write-offs and corporate charges (1)	0.04

Net income per diluted share—Non-GAAP Basis	$0.18

(1)	Adjustment consists of $10.1 million of pre-tax corporate and store asset write-offs and $1.4 million of pre-tax severance and related employee costs.

We had $327.7 million in cash and cash equivalents as of May 3, 2014. Merchandise inventory at the end of the first quarter was $329.2 million, compared to $340.5 million last year, a decrease of 7% on a cost per foot basis. Inventories reflect a change to ownership terms completed late last year, as we began taking ownership of inventory at the receiving port rather than the port of departure. Excluding the change in terms, inventory at cost per foot increased in the mid single-digits.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	65.1	61.2

Gross profit	34.9	38.8
Selling, general and administrative expenses	28.6	26.8
Depreciation and amortization expense	5.0	5.3

Operating income	1.3	6.7
Other income (expense), net	0.1	(0.1)

Income before income taxes	1.4	6.6
Provision for income taxes	0.8	2.5

Net income	0.6%	4.1%

The following table shows our adjusted consolidated store data:

	13 Weeks Ended
	May 3,	May 4,
	2014	2013
Number of stores:
Beginning of period	1,066	1,044
Opened	11	7
Closed	(20)	(14)

End of period	1,057	1,037

Total gross square feet at end of period	6,495,360	6,191,638

International franchise stores at end of period (1)	77	57

(1)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation. International franchise stores at May 4, 2013 include the six stores in Hong Kong and China which were acquired in May 2013.

Our operations are conducted in one reportable segment, which includes 949 American Eagle Outfitters retail stores, 108 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended May 3, 2014 to the 13 weeks ended May 4, 2013

Total net revenue

Total net revenue decreased 5% to $646.1 million compared to $679.5 million last year. The decline resulted primarily from a consolidated comparable sales decrease of 10% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 11%, or $62.0 million, and aerie brand comparable sales decreased 4%, or $1.6 million. Of the total consolidated comparable sales decrease, approximately 10% of the decline is attributable to AEO Direct.

Total comparable sales for AE women’s and men’s decreased 10% and 13%, respectively. For the first quarter, weakness in traffic and incremental markdowns resulted in lower transactions and transaction value. AUR and average dollar sale declined approximately 5% and 3%, respectively.

Gross Profit

Gross profit decreased 14.0% to $225.8 million compared to $263.6 million last year. As a rate to total net revenue, gross profit was 34.9% compared to 38.8% in the same quarter last year. Included in gross profit last year were $2.4 million of corporate charges. The 390 basis point decline in gross margin was due to competitive pricing pressures and increased markdowns as a result of increased promotional activity. Additionally, buying, occupancy and warehousing costs increased 200 basis points as a rate to total net revenue from deleverage of rent on negative comparable sales and increased delivery costs.

There was $1.4 million and $2.3 million of share-based payment expense included in gross profit for the periods ended May 3, 2014 and May 4, 2013, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 2% to $185.1 million from $182.3 million last year. As a rate to total net revenue, SG&A expenses increased 180 basis points to 28.6%. Investments in omni-channel and international contributed to the dollar increase. Expense control initiatives are underway, resulting in home office and store expense flat to last year.

There was $1.8 million and $3.0 million of share-based payment expense included in selling, general and administrative expenses for the periods ended May 3, 2014 and May 4, 2013, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $32.4 million, compared to $35.5 million last year. Included in depreciation and amortization expense last year was $7.6 million of corporate and store asset write-offs. As a rate to total net revenue, depreciation and amortization expense was 5.0% this year as compared to 5.3% last year. The decrease was primarily a result of maturing assets.

Other Income (Expense), Net

Other income was $0.7 million, compared to expense of $0.7 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes from continuing operations is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate from continuing operations based on actual operating results for the 13 weeks ended May 3, 2014 was 57.6% compared to 38.0% for the 13 weeks ended May 4, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses.

Net Income

Net income decreased to $3.9 million, or 0.6% as a percent to total net revenue, from $28.0 million, or 4.1% as a percent to total net revenue last year. Net income per diluted share decreased to $0.02 per diluted share from $0.14 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of May 3, 2014, we had 77 stores operated by our third party operators in 13 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 3, 2014, we had 95 company-operated stores in Canada, eight in Mexico, three in Hong Kong, five in China and six in Puerto Rico. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of May 3, 2014, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 3, 2014:

	Fair Value Measurements at May 3, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$217,117	$217,117	$—	$—
Money-market	88,535	88,535	—	—
Treasury bills	22,047	22,047	—	—

Total cash and cash equivalents	$327,699	$327,699	$—	$—

Total	$327,699	$327,699	$—	$—

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

The following sets forth certain measures of our liquidity:

	May 3, 2014	February 1, 2014	May 4, 2013
Working Capital (in thousands)	$461,844	$508,082	$684,943
Current Ratio	2.17	2.22	2.97

The $46.2 million decrease in working capital compared to February 1, 2014 and the $223.1 million decrease compared to last year is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and share repurchases.

Cash Flows from Operating Activities

Net cash used for operating activities totaled $4.3 million and $38.7 million for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year decrease in cash flows from operations this year was primarily driven by the decrease in net income net of non-cash adjustments, as a result of the 5% decrease in sales and decline in margin resulting from increased promotional activity.

Cash Flows from Investing Activities

Investing activities for the 13 weeks ended May 3, 2014 primarily consisted of $72.0 million of capital expenditures for property and equipment partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 13 weeks ended May 4, 2013 primarily included $45.7 million of capital expenditures for property and equipment and $15.2 million of investment security purchases partially offset by $23.8 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities

Cash used for financing activities for the 13 weeks ended May 3, 2014 consisted primarily of $24.3 million for cash dividends paid at a rate of $0.125 per share, $7.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $1.4 million for the payments on capital leases. There were no purchases of common stock from publically announced programs this year. This is partially offset by $6.8 million of net proceeds from stock options exercised.

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

As of May 3, 2014, we are in compliance with the terms of the Credit Agreement and had $8.2 million outstanding in letters of credit and no borrowings.

The Credit Agreement replaced uncommitted demand lines in the aggregate amount of $110.0 million USD and $25.0 million CAD.

Additionally, we have agreements with two separate financial institutions for an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future issuances under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of May 3, 2014, we had outstanding trade letters of credit of $32.7 million.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended May 3, 2014 were $72.0 million and included $21.0 million related to investments in our stores, including 6 new AE stores, 5 new Factory stores and 22 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($9.9 million), other home office projects ($3.8 million), the improvement and expansion of our distribution centers ($34.0 million) and investments in e-commerce ($3.3 million).

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

Stock Repurchases

During the 13 weeks ended May 3, 2014, there were no share repurchases as a part of our publicly announced repurchase programs. During the 13 weeks ended May 4, 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share.

During the 13 weeks ended May 3, 2014 and May 4, 2013, we repurchased approximately 0.5 million and 1.1 million shares, respectively, from certain employees at market prices totaling $7.3 million and $23.3 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended May 3, 2014, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on April 16, 2014. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 1, 2014 contained in our Fiscal 2013 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from February 1, 2014. Our market risk profile as of February 1, 2014 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2013 Annual Report on Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 3, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2013 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 3, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1)(3)
Month #1 (February 2, 2014 through March 1, 2014)	81,222	$14.53	—	18,400,000
Month #2 (March 2, 2014 through April 5, 2014)	428,281	$14.21	—	18,400,000
Month #3 (April 6, 2014 through May 3, 2014)	247	$11.25	—	18,400,000

Total	509,750	$14.26	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 3, 2014, and there were 509,750 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2014

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)