Form 10-Q
period 2014-08-02
AMERICAN EAGLE OUTFITTERS INC
filed 2014-08-28
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,431,536 Common Shares were outstanding at August 25, 2014.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)	August 2, 2014	February 1, 2014	August 3, 2013
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$262,628	$418,933	$345,188
Short-term investments	—	10,002	59,678
Merchandise inventory	393,316	291,541	461,080
Accounts receivable	47,028	73,882	45,965
Prepaid expenses and other	86,055	83,724	115,595
Deferred income taxes	41,646	45,478	41,807

Total current assets	830,673	923,560	1,069,313

Property and equipment, at cost, net of accumulated depreciation	732,834	637,417	598,548
Intangible assets, at cost, net of accumulated amortization	48,510	49,271	44,658
Goodwill	13,616	13,530	13,814
Non-current deferred income taxes	13,534	24,835	25,441
Other assets	40,894	45,551	28,311

Total assets	$1,680,061	$1,694,164	$1,780,085

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254,802	$203,872	$292,120
Accrued compensation and payroll taxes	25,917	23,560	20,496
Accrued rent	75,649	76,397	74,052
Accrued income and other taxes	6,225	5,778	9,614
Unredeemed gift cards and gift certificates	29,092	47,194	26,389
Current portion of deferred lease credits	13,635	13,293	14,104
Other liabilities and accrued expenses	34,469	45,384	28,024

Total current liabilities	439,789	415,478	464,799
Non-current liabilities:
Deferred lease credits	62,779	59,510	67,461
Non-current accrued income taxes	11,089	16,543	19,722
Other non-current liabilities	32,557	36,455	24,430

Total non-current liabilities	106,425	112,508	111,613
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 194,432, 193,149 and 192,700 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	559,694	573,008	587,905
Accumulated other comprehensive income	15,949	12,157	24,397
Retained earnings	1,522,856	1,569,851	1,588,094
Treasury stock, 55,137, 56,417 and 56,866 shares, respectively	(967,148)	(991,334)	(999,219)

Total stockholders’ equity	1,133,847	1,166,178	1,203,673

Total liabilities and stockholders’ equity	$1,680,061	$1,694,164	$1,780,085

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share amounts)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total net revenue	$710,595	$727,313	$1,356,724	$1,406,790
Cost of sales, including certain buying, occupancy and warehousing expenses	473,048	481,818	893,332	897,686

Gross profit	237,547	245,495	463,392	509,104
Selling, general and administrative expenses	190,078	186,336	375,136	368,589
Depreciation and amortization expense	35,422	29,734	67,784	65,273

Operating income	12,047	29,425	20,472	75,242
Other income, net	850	1,149	1,536	467

Income before income taxes	12,897	30,574	22,008	75,709
Provision for income taxes	7,084	10,980	12,329	28,139

Net income	$5,813	$19,594	$9,679	$47,570

Basic income per common share:
Net income per basic share	$0.03	$0.10	$0.05	$0.25
Net income per diluted share	$0.03	$0.10	$0.05	$0.24

Cash dividends per common share	$0.125	$0.125	$0.25	$0.125

Weighted average common shares outstanding - basic	194,511	192,731	194,285	192,720
Weighted average common shares outstanding - diluted	194,747	195,951	194,751	196,451

Retained earnings, beginning	$1,542,106	$1,592,706	$1,569,851	$1,553,058
Net income	5,813	19,594	9,679	47,570
Cash dividends and dividend equivalents	(24,954)	(24,574)	(49,831)	(24,574)
Reissuance of treasury stock	(109)	368	(6,843)	12,040

Retained earnings, ending	$1,522,856	$1,588,094	$1,522,856	$1,588,094

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$5,813	$19,594	$9,679	$47,570
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(145)	(4,398)	3,792	(4,900)

Other comprehensive (loss) gain:	(145)	(4,398)	3,792	(4,900)

Comprehensive income	$5,668	$15,196	$13,471	$42,670

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013
Operating activities:
Net income	$9,679	$47,570

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	68,635	66,343
Share-based compensation	6,559	9,661
Deferred income taxes	6,332	23,571
Foreign currency transaction loss	121	936
Changes in assets and liabilities:		—
Merchandise inventory	(101,006)	(127,459)
Accounts receivable	25,660	296
Prepaid expenses and other	(1,982)	(40,627)
Other assets	4,773	(8,654)
Accounts payable	36,312	96,578
Unredeemed gift cards and gift certificates	(18,188)	(19,916)
Deferred lease credits	3,448	8,871
Accrued compensation and payroll taxes	2,390	(45,155)
Accrued income and other taxes	52	(20,328)
Accrued liabilities	(13,145)	(1,173)

Total adjustments	19,961	(57,056)

Net cash provided by (used for) operating activities	29,640	(9,486)
Investing activities:
Capital expenditures for property and equipment	(146,326)	(123,865)
Purchase of assets in acquisition	—	(20,751)
Acquisition of intangible assets	(894)	(700)
Purchase of available-for-sale securities	—	(7,571)
Sale of available-for-sale securities	10,002	69,173

Net cash used for investing activities	(137,218)	(83,714)
Financing activities:
Payments on capital leases	(2,567)	(260)
Repurchase of common stock as part of publicly announced programs	—	(33,051)
Repurchase of common stock from employees	(7,389)	(23,343)
Net proceeds from stock options exercised	6,755	2,632
Excess tax benefit from share-based payments	697	8,179
Cash dividends paid	(48,602)	(24,085)

Net cash used for financing activities	(51,106)	(69,928)

Effect of exchange rates changes on cash	2,379	(803)

Net decrease in cash and cash equivalents	(156,305)	(163,931)
Cash and cash equivalents - beginning of period	418,933	509,119

Cash and cash equivalents - end of period	$262,628	$345,188

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,108	$58,555
Cash paid during the period for interest	$317	$209

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 2, 2014 and August 3, 2013 and for the 13 and 26 week periods ended August 2, 2014 and August 3, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2013 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At August 2, 2014, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt ASU 2014-09 on January 29, 2017. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial condition, results of operations and cash flows.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. There was no net impairment loss for investment securities recognized in earnings during the 13 and 26 weeks ended August 2, 2014 or August 3, 2013.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of August 2, 2014, the Company held no short-term investments.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 and 26 weeks ended August 2, 2014 and August 3, 2013.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.3 million of revenue related to gift card breakage during both the 13 weeks ended August 2, 2014 and August 3, 2013. During the 26 weeks ended August 2, 2014 and August 3, 2013, the Company recorded $2.9 million and $3.2 million, respectively, of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	August 2, 2014	February 1, 2014	August 3, 2013
Cash and cash equivalents:
Cash	$186,840	$330,013	$289,444
Money-market	53,606	25,696	46,912
Treasury bills	22,182	63,224	8,832

Total cash and cash equivalents	$262,628	$418,933	$345,188
Short-term investments:
Treasury bills	$—	$10,002	$50,035
Term-deposits	—	—	9,643

Total short-term investments	$—	$10,002	$59,678

Total	$262,628	$428,935	$404,866

Proceeds from the sale of investments were $10.0 million and $69.2 million for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. There were no purchases of investments for the 26 weeks ended August 2, 2014. The purchase of investments was $7.6 million for the 26 weeks ended August 3, 2013.

There were no unrecognized gains or losses for the Company’s available-for-sale securities for the 13 and 26 weeks ended August 2, 2014 or August 3, 2013.

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

As of August 2, 2014 and August 3, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis at August 2, 2014 and August 3, 2013:

	Fair Value Measurements at August 2, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$186,840	$186,840	$—	$—
Money-market	53,606	53,606	—	—
Treasury bills	22,182	22,182	—	—

Total cash and cash equivalents	$262,628	$262,628	$—	$—

Total	$262,628	$262,628	$—	$—

	Fair Value Measurements at August 3, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$289,444	$289,444	$—	$—
Money-market	46,912	46,912	—	—
Treasury bills	8,832	8,832	—	—

Total cash and cash equivalents	$345,188	$345,188	$—	$—
Short-term investments:
Treasury bills	$50,035	$50,035	$—	$—
Term-deposits	9,643	9,643	—	—

Total short-term investments	$59,678	$59,678	$—	$—

Total	$404,866	$404,866	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at August 2, 2014 or August 3, 2013.

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

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,511	192,731	194,285	192,720
Dilutive effect of stock options and non-vested restricted stock	236	3,220	466	3,731

Diluted number of common shares outstanding	194,747	195,951	194,751	196,451

Equity awards to purchase approximately 2.6 million and 2.5 million shares of common stock during the 13 and 26 weeks ended August 2, 2014, respectively, and approximately 1.8 million and 1.0 shares of common stock during the 13 weeks and 26 weeks ended August 3, 2013, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were 1.6 million shares for both the 13 and 26 weeks ended August 2, 2014, respectively, and approximately no shares and 0.8 million shares for the 13 and 26 weeks ended August 3, 2013, respectively, of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 2.4 and 2.6 million shares of restricted stock units for the 13 and 26 weeks ended August 2, 2014, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	August 2, 2014	February 1, 2014	August 3, 2013
Property and equipment, at cost	$1,737,127	$1,599,826	$1,558,349
Less: Accumulated depreciation	(1,004,293)	(962,409)	(959,801)

Property and equipment, net	$732,834	$637,417	$598,548

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	August 2, 2014	February 1, 2014	August 3, 2013
Trademarks and other intangibles, at cost	$59,015	$58,121	$51,956
Less: Accumulated amortization	(10,505)	(8,850)	(7,298)

Intangible assets, net	$48,510	$49,271	$44,658

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

As of August 2, 2014, the Company was in compliance with the terms of the Credit Agreement and had $8.2 million outstanding in letters of credit and no borrowings.

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

As of August 2, 2014, the Company had outstanding trade letters of credit of $54.7 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 2, 2014 was $3.4 million ($2.1 million, net of tax) and $6.6 million ($4.0 million, net of tax), respectively, and for the 13 and 26 weeks ended August 3, 2013 was $4.4 million ($2.7 million, net of tax) and $9.7 million ($6.0 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over one year and are earned if the Company meets pre-established performance goals.

A summary of the Company’s stock option activity for the 26 weeks ended August 2, 2014 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2014	3,925	$17.65
Granted	126	$14.50
Exercised (1)	(552)	$12.33
Cancelled	(865)	$25.19

Outstanding - August 2, 2014	2,634	$16.14	2.2	194

Vested and expected to vest - August 2, 2014	2,623	$16.14	2.1	194

Exercisable - August 2, 2014 (2)	81	$8.09	0.8	194

(1)	Options exercised during the 26 weeks ended August 2, 2014 had exercise prices ranging from $8.09 to $13.12.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at August 2, 2014.

The weighted-average grant date fair value of stock options granted during the 26 weeks ended August 2, 2014 and August 3, 2013 was $3.99 and $4.17, respectively. The aggregate intrinsic value of options exercised during the 26 weeks ended August 2, 2014 and August 3, 2013 was $1.0 million and $0.9 million, respectively.

Cash received from the exercise of stock options was $6.8 million for the 26 weeks ended August 2, 2014 and $2.6 million for the 26 weeks ended August 3, 2013. The actual tax detriment realized from stock option exercises totaled $0.6 million for the 26 weeks ended August 2, 2014 and the actual tax benefit realized from stock option exercises totaled $8.1 million for the 26 weeks ended August 3, 2013.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
Black-Scholes Option Valuation Assumptions	August 2, 2014	August 3, 2013
Risk-free interest rate (1)	1.5%	0.3%
Dividend yield	3.1%	2.0%
Volatility factor (2)	41.2%	34.4%
Weighted-average expected term (3)	4.5 years	2.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of August 2, 2014, there was $0.5 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 2.4 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	August 2, 2014		August 2, 2014
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - February 1, 2014	1,155	$20.13	2,395	$16.85
Granted	1,498	14.14	1,329	14.22
Vested	(634)	18.17	(604)	15.33
Cancelled	(238)	17.34	(45)	18.47

Nonvested - August 2, 2014	1,781	$16.16	3,075	$15.99

As of August 2, 2014, there was $23.8 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. Based on current probable performance, there was $0.3 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of August 2, 2014, the Company had 8.7 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended August 2, 2014 was 54.9% compared to 35.9% for the 13 weeks ended August 3, 2013. The effective income tax rate based on actual operating results for the 26 weeks ended August 2, 2014 was 56.0% compared to 37.2% for the 26 weeks ended August 3, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses and lower income.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended August 2, 2014 and August 3, 2013. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $7.5 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen week periods ended August 2, 2014 and August 3, 2013, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of August 2, 2014 and August 3, 2013, and the related consolidated statements of operations and retained earnings, and comprehensive income for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013 and the consolidated statements of cash flows for the twenty-six week periods ended August 2, 2014 and August 3, 2013. These financial statements are the responsibility of the Company’s management.

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

August 28, 2014

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 25 AEO stores in the Factory store format in North America and continued international expansion in Mexico, Asia and the United Kingdom during Fiscal 2014;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;

•	the selection of approximately 45 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2014;

•	the potential closure of approximately 150 stores in North America through Fiscal 2016;

•	the planned opening of approximately 40 new international third party operated American Eagle Outfitters stores during Fiscal 2014;

•	the success of our continued omni-channel transformation and the success of our American Eagle Outfitters and aerie brands within North America and internationally;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

AEO Direct sales are included in the individual American Eagle Outfitters and aerie brand comparable sales metric for the following reasons:

•	Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks;

•	Shopping behavior has continued to evolve across multiple channels that work in tandem to meet all customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate, given customer behavior; and

•	The Company no longer presents AEO Direct separately due to the continued evolution of omni-channel engagement and the reasons discussed above.

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

Return on invested capital - Our management uses return on invested capital as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

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

Results of Operations

Overview

Our second quarter performance came in slightly ahead of our expectations and reflected weak sales and fixed expense deleverage compared to last year. Markdowns stabilized as the quarter progressed, reflecting an improvement in our inventory positioning for the back-to-school season.

Our second quarter total net revenue decreased 2% to $710.6 million and consolidated comparable sales, including AEO Direct, decreased 7%, following a 7% decrease last year. By brand, American Eagle Outfitters comparable sales decreased 8% while aerie increased 9%.

Gross profit decreased 3% to $237.5 million compared to $245.5 million last year and declined 40 basis points to 33.4% as a rate to total net revenue. The decline is the result of deleverage of buying, occupancy and warehousing costs on negative comparable sales, which was largely offset by favorability in merchandise and design costs and a slight improvement in the markdown rate.

Operating income for the second quarter was $12.0 million compared to $29.4 million last year. Net income this year was $5.8 million, or $0.03 per diluted share compared to net income of $19.6 million, or $0.10 per diluted shared, last year.

The following discussion and analysis of financial condition and results of operations contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

26 Weeks Ended
August 3, 2013
Net income per diluted share - GAAP Basis	$0.24
Add back: Asset write-offs and corporate charges (1)	0.04

Net income per diluted share - Non-GAAP Basis	$0.28

(1)-	Consists of $10.1 million of pre-tax corporate and store asset write-offs and $1.4 million of pre-tax severance and related employee costs.

We had $262.6 million in cash and cash equivalents as of August 2, 2014. Merchandise inventory at the end of the second quarter was $393.3 million, compared to $461.1 million last year, a decrease of 18% on a cost per foot basis. Inventories reflect a change to ownership terms completed late last year, as we began taking ownership of inventory at the receiving port rather than the port of departure. Excluding the change in terms, inventory at cost per foot increased in the mid single-digits.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	66.6	66.2	65.8	63.8

Gross profit	33.4	33.8	34.2	36.2
Selling, general and administrative expenses	26.7	25.6	27.7	26.2
Depreciation and amortization expense	5.0	4.1	5.0	4.6

Operating income	1.7	4.1	1.5	5.4
Other income, net	0.1	0.1	0.1	—

Income before income taxes	1.8	4.2	1.6	5.4
Provision for income taxes	1.0	1.5	0.9	2.0

Net income	0.8%	2.7%	0.7%	3.4%

The following table shows our adjusted consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Number of stores:
Beginning of period	1,057	1,037	1,066	1,044
Opened	20	26	31	33
Closed	(5)	(7)	(25)	(21)

End of period	1,072	1,056	1,072	1,056

Total gross square feet at end of period	6,632,056	6,373,055	6,632,056	6,373,055

International franchise stores at end of period (1)	84	57	84	57

(1)	International franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 966 American Eagle Outfitters retail stores, 106 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended August 2, 2014 to the 13 weeks ended August 3, 2013

Total net revenue

Total net revenue decreased 2% to $710.6 million compared to $727.3 million last year. The decline resulted primarily from a consolidated comparable sales decrease of 7% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 8%, or $50.7 million, and aerie brand comparable sales increased 9%, or $3.6 million.

Total comparable sales for AE women’s and men’s decreased 6% and 11%, respectively. For the second quarter, transactions and the average transaction value declined. The average unit retail declined 6% largely driven by spring and summer clearance.

Gross Profit

Gross profit decreased 3% to $237.5 million compared to $245.5 million last year. As a rate to total net revenue, gross profit was 33.4% compared to 33.8% in the same quarter last year. Favorable product costs provided 100 basis points of improvement combined with 40 basis points of total markdown expense leverage. Additionally, buying, occupancy and warehousing costs increased 180 basis points as a rate to total net revenue from deleverage of rent on negative comparable sales and increased delivery costs.

There was $1.5 million and $1.7 million of share-based payment expense included in gross profit for the periods ended August 2, 2014 and August 3, 2013, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 2% to $190.1 million from $186.3 million last year. As a rate to total net revenue, SG&A expenses increased 110 basis points to 26.7%. The increase is attributed to investments in advertising, international growth, new factory stores and omni-channel initiatives, partially offset by reductions in overhead and variable expenses.

There was $1.9 million and $2.7 million of share-based payment expense included in SG&A expenses for the periods ended August 2, 2014 and August 3, 2013, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $35.4 million, compared to $29.7 million last year. As a rate to total net revenue, depreciation and amortization expense was 5.0% this year as compared to 4.1% last year. The increase was driven by omni-channel and technology investments, new factory and international stores, and the new fulfillment center.

Other Income, Net

Other income was $0.9 million, compared to $1.1 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended August 2, 2014 was 54.9% compared to 35.9% for the 13 weeks ended August 3, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses and lower earnings.

Net Income

Net income decreased to $5.8 million, or 0.8% as a percent to total net revenue, from $19.6 million, or 2.7% as a percent to total net revenue last year. Net income per diluted share decreased to $0.03 per diluted share from $0.10 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

Comparison of the 26 weeks ended August 2, 2014 to the 26 weeks ended August 3, 2013

Total net revenue

Total net revenue decreased 4% to $1.357 billion compared to $1.407 billion last year. The change in total net revenue resulted primarily from a comparable sales decrease of 9% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 9%, or $112.7 million, and aerie brand comparable sales increased 2%, or $2.0 million.

AE women’s and men’s comparable sales decreased 8% and 12%, respectively. For the 26 week period, traffic, transactions and average transaction value decreased.

Gross Profit

Gross profit decreased 9% to $463.4 million compared to $509.1 million, which included $2.4 million of corporate charges last year. As a rate to total net revenue, gross profit was 34.2%, compared to 36.2% last year. Favorable product costs provided 150 basis points of improvement, offset by 170 basis points of decline due to markdowns. Buying, occupancy and warehousing costs deleveraged 180 basis points from higher delivery costs and deleverage of rent on negative comparable sales.

There was $2.9 million and $4.0 million of share-based payment expense included in gross profit for the periods ended August 2, 2014 and August 3, 2013, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $375.1 million from $368.6 million last year and increased 150 basis points, as a rate to total net revenue, to 27.7% from 26.2% last year. Corporate charges of $1.5 million were included in selling, general and administrative expense last year. The dollar increase this year was driven primarily by investments in international growth, factory stores and omni-channel initiatives, partially offset by lower incentive compensation costs.

There was $3.7 million and $5.7 million of share-based payment expense included in selling, general and administrative expenses for the periods ended August 2, 2014 and August 3, 2013, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $67.8 million, compared to $65.3 million last year. Included in depreciation and amortization were $7.6 million of asset write-offs last year. As a rate to total net revenue, depreciation and amortization expense was 5.0% this year as compared to 4.6% last year. The increase was driven by omni-channel and technology investments, new factory and international stores, and the new fulfillment center.

Other Income, Net

Other income was $1.5 million this year, compared to $0.5 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 26 weeks ended August 2, 2014 was 56.0% compared to 37.2% for the 26 weeks ended August 3, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses and lower earnings.

Net Income

Net income decreased to $9.7 million, or 0.7% as a percent to total net revenue, from $47.6 million, or 3.4% as a percent to total net revenue last year. Net income per diluted share decreased to $0.05 per diluted share from $0.24 per diluted share in the prior year. Included in income from continuing operations last year was $0.04 per diluted share of loss related to asset write-offs and corporate charges. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of August 2, 2014, we had 84 stores operated by our third party operators in 13 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 2, 2014, we had 98 company-operated stores in Canada, 11 in Mexico, three in Hong Kong, seven in China and six in Puerto Rico. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of August 2, 2014, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 2, 2014:

	Fair Value Measurements at August 2, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$186,840	$186,840	$—	$—
Money-market	53,606	53,606	—	—
Treasury bills	22,182	22,182	—	—

Total cash and cash equivalents	$262,628	$262,628	$—	$—

Total	$262,628	$262,628	$—	$—

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

The following sets forth certain measures of our liquidity:

	August 2, 2014	February 1, 2014	August 3, 2013
Working Capital (in thousands)	$390,884	$508,082	$604,514
Current Ratio	1.89	2.22	2.30

The $117.2 million decrease in working capital compared to February 1, 2014 and the $213.6 million decrease compared to last year is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends.

Cash Flows from Operating Activities

Net cash provided by (used for) operating activities totaled $29.6 million and ($9.5) million for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows from operations this year was primarily driven by the impact of the change in inventory ownership point and incentive pay-outs this year, partially offset by decreased income as a result of the 2% decrease in total net revenue.

Cash Flows from Investing Activities

Investing activities for the 26 weeks ended August 2, 2014 primarily consisted of $146.3 million of capital expenditures for property and equipment partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 26 weeks ended August 3, 2013 primarily included $123.9 million of capital expenditures for property and equipment, $20.8 million of assets purchased in acquisition and $7.6 million of investment security purchases partially offset by $69.2 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities dividends

Cash used for financing activities for the 26 weeks ended August 2, 2014 consisted primarily of $48.6 million for cash dividends paid at a rate of $0.125 per share, $7.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $2.6 million for the payments on capital leases, partially offset by $6.8 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs this year.

Cash used for financing activities for the 26 weeks ended August 3, 2013 consisted primarily of $33.1 million for the repurchase of common stock as part of publicly announced programs, $24.1 million for the cash dividends paid, $23.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $0.3 million for the payments on capital leases, partially offset by $8.2 million related to excess tax benefit from share-based payments and $2.6 million of net proceeds from stock option exercises.

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

As of August 2, 2014, we are in compliance with the terms of the Credit Agreement and had $8.2 million outstanding in letters of credit and no borrowings.

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

As of August 2, 2014, we had outstanding trade letters of credit of $54.7 million.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended August 2, 2014 were $146.3 million and included $52.2 million related to investments in our stores, including 15 new AE stores, 16 new Factory stores and 35 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($20.2 million), other home office projects ($5.9 million), the improvement and expansion of our distribution centers ($59.0 million) and investments in e-commerce ($9.0 million).

For Fiscal 2014, we expect capital expenditures to be approximately $230 million related to the continued construction of our new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format, and new wholly-owned international locations in Mexico, Asia and the United Kingdom. Additionally, we plan to remodel and refurbish approximately 45 AEO stores. For Fiscal 2015, we expect capital expenditures to be approximately $150 million.

Stock Repurchases

During the 26 weeks ended August 2, 2014, there were no share repurchases as a part of our publicly announced repurchase programs. During the 26 weeks ended August 3, 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share.

During the 26 weeks ended August 2, 2014 and August 3, 2013, we repurchased approximately 0.5 million and 1.1 million shares, respectively, from certain employees at market prices totaling $7.4 million and $23.3 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the Company’s equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended August 2, 2014, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on July 15, 2014. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 2, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2013 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 2, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 4, 2014 through May 31, 2014)	3,403	$11.65	—	18,400,000
Month #2 (June 1, 2014 through July 5, 2014)	6,241	$11.32	—	18,400,000
Month #3 (July 6, 2014 through August 2, 2014)	—	$—	—	18,400,000

Total	9,644	$11.44	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended August 2, 2014, and there were 9,644 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

ITEM 5.	OTHER INFORMATION

On May 29, 2014, at the 2014 annual meeting of shareholders, our shareholders approved our 2014 Stock Award and Incentive Plan (the “2014 Plan”). The 2014 Plan provides for grants of incentive and nonqualified stock plans, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equalivants, and other stock-based awards. The 2014 Plan is incorporated herein by reference and filed as Appendix A to our definitive proxy statement filed April 14, 2014.

ITEM 6.	EXHIBITS.

* Exhibit 10.1	2014 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy statement for the 2014 annual meeting of shareholders, filed April 14, 2014)

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 28, 2014

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)