Form 10-Q
period 2014-11-01
AMERICAN EAGLE OUTFITTERS INC
filed 2014-12-05
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,490,669 Common Shares were outstanding at December 1, 2014.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)	November 1, 2014	February 1, 2014	November 2, 2013
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$280,445	$418,933	$354,284
Short-term investments	—	10,002	2,930
Merchandise inventory	468,628	291,541	518,904
Accounts receivable	55,875	73,882	59,277
Prepaid expenses and other	73,095	88,155	112,078
Deferred income taxes	53,445	45,478	46,510

Total current assets	931,488	927,991	1,093,983
Property and equipment, at cost, net of accumulated depreciation	714,166	632,986	630,086
Intangible assets, at cost, net of accumulated amortization	47,864	49,271	44,427
Goodwill	13,512	13,530	13,792
Non-current deferred income taxes	26,598	24,835	19,086
Other assets	38,444	45,551	38,712

Total assets	$1,772,072	$1,694,164	$1,840,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$309,348	$203,872	$353,228
Accrued compensation and payroll taxes	49,562	23,560	32,522
Accrued rent	77,102	76,397	75,680
Accrued income and other taxes	27,472	5,778	9,002
Unredeemed gift cards and gift certificates	27,712	47,194	24,689
Current portion of deferred lease credits	13,392	13,293	13,954
Other liabilities and accrued expenses	41,893	45,384	29,382

Total current liabilities	546,481	415,478	538,457
Non-current liabilities:
Deferred lease credits	58,988	59,510	65,004
Non-current accrued income taxes	11,312	16,543	20,777
Other non-current liabilities	35,044	36,455	23,139

Total non-current liabilities	105,344	112,508	108,920
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 194,491, 193,149 and 192,787 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	566,449	573,008	577,108
Accumulated other comprehensive income	10,876	12,157	23,483
Retained earnings	1,506,519	1,569,851	1,587,320
Treasury stock, 55,075, 56,417 and 56,779 shares, respectively	(966,093)	(991,334)	(997,698)

Total stockholders’ equity	1,120,247	1,166,178	1,192,709

Total liabilities and stockholders’ equity	$1,772,072	$1,694,164	$1,840,086

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share amounts)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Total net revenue	$854,290	$857,305	$2,211,014	$2,264,095
Cost of sales, including certain buying, occupancy and warehousing expenses	538,818	558,430	1,432,150	1,456,116

Gross profit	315,472	298,875	778,864	807,979
Selling, general and administrative expenses	204,641	205,725	579,777	574,314
Loss on impairment of assets	33,468	19,316	33,468	19,316
Restructuring charges	17,752	—	17,752	—
Depreciation and amortization expense	36,528	31,998	104,312	97,271

Operating income	23,083	41,836	43,555	117,078
Other income, net	649	520	2,185	987

Income before income taxes	23,732	42,356	45,740	118,065
Provision for income taxes	14,697	17,453	27,027	45,592

Net income	$9,035	$24,903	$18,713	$72,473

Net income per basic share	$0.05	$0.13	$0.10	$0.38
Net income per diluted share	$0.05	$0.13	$0.10	$0.37

Cash dividends per common share	$0.125	$0.125	$0.375	$0.25

Weighted average common shares outstanding - basic	194,573	192,818	194,381	192,753
Weighted average common shares outstanding - diluted	195,221	194,612	194,934	195,021

Retained earnings, beginning	$1,522,856	$1,588,094	$1,569,851	$1,553,058
Net income	9,035	24,903	18,713	72,473
Cash dividends and dividend equivalents	(24,882)	(25,099)	(74,713)	(49,673)
Reissuance of treasury stock	(490)	(578)	(7,332)	11,462

Retained earnings, ending	$1,506,519	$1,587,320	$1,506,519	$1,587,320

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$9,035	$24,903	$18,713	$72,473
Other comprehensive loss:
Foreign currency translation loss	(5,074)	(914)	(1,281)	(5,814)

Other comprehensive loss:	(5,074)	(914)	(1,281)	(5,814)

Comprehensive income	$3,961	$23,989	$17,432	$66,659

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In thousands)	November 1, 2014	November 2, 2013
Operating activities:
Net income	$18,713	$72,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,294	98,873
Share-based compensation	12,952	(1,793)
Deferred income taxes	(18,580)	23,470
Foreign currency transaction loss	75	798
Loss on impairment of assets	33,468	19,316
Changes in assets and liabilities:
Merchandise inventory	(176,182)	(185,474)
Accounts receivable	16,687	(13,060)
Prepaid expenses and other	11,155	(33,867)
Other assets	6,980	(5,403)
Accounts payable	100,441	164,988
Unredeemed gift cards and gift certificates	(19,464)	(21,601)
Deferred lease credits	(389)	6,310
Accrued compensation and payroll taxes	24,925	(33,261)
Accrued income and other taxes	19,898	(18,394)
Accrued liabilities	(1,147)	(151)

Total adjustments	116,113	751

Net cash provided by operating activities	134,826	73,224
Investing activities:
Capital expenditures for property and equipment	(210,534)	(217,214)
Purchase of assets in acquisition	—	(20,751)
Acquisition of intangible assets	(1,084)	(1,528)
Purchase of available-for-sale securities	—	(17,373)
Sale of available-for-sale securities	10,002	125,982

Net cash used for investing activities	(201,616)	(130,884)
Financing activities:
Payments on capital leases	(3,762)	(1,393)
Repurchase of common stock as part of publicly announced programs	—	(33,051)
Repurchase of common stock from employees	(7,464)	(23,343)
Net proceeds from stock options exercised	7,086	3,323
Excess tax benefit from share-based payments	742	8,267
Cash dividends paid	(72,912)	(48,181)

Net cash used for financing activities	(76,310)	(94,378)

Effect of exchange rates changes on cash	4,612	(2,797)

Net decrease in cash and cash equivalents	(138,488)	(154,835)
Cash and cash equivalents - beginning of period	418,933	509,119

Cash and cash equivalents - end of period	$280,445	$354,284

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,623	$60,689
Cash paid during the period for interest	$448	$297

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at November 1, 2014 and November 2, 2013 and for the 13 and 39 week periods ended November 1, 2014 and November 2, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2013 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At November 1, 2014, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2014” and “Fiscal 2013” refer to the 52 week periods ending January 31, 2015 and February 1, 2014, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt ASU 2014-09 on January 29, 2017. The Company does not expect a material impact of the adoption of this guidance on the Company’s consolidated financial condition, results of operations and cash flows.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. There was no net impairment loss for investment securities recognized in earnings during the 13 and 39 weeks ended November 1, 2014 or November 2, 2013.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of November 1, 2014, the Company held no short-term or long-term investments.

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

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents, short-term and long-term investments.

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

During the 13 weeks ended November 1, 2014, the Company recorded pre-tax asset impairment charges of $33.5 million that includes $25.1 million for the impairment of 79 retail stores recorded as a loss on impairment of assets in the Consolidated Statements of Operations. Based on the Company’s evaluation of current and future projected performance, it was determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores’ assets. Additionally, the Company recorded $8.4 million of impairment charges related to corporate assets. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding Restructuring Charges.

During the 13 weeks ended November 2, 2013, the Company announced plans to close its Warrendale, Pennsylvania distribution center and transfer the operations to its new Hazelton, Pennsylvania facility, as the Warrendale facility is not physically or geographically capable of supporting the Company’s long-term expansion goals. This announcement resulted in $19.3 million of pre-tax asset impairments.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 and 39 weeks ended November 1, 2014 and November 2, 2013.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.1 million of revenue related to gift card breakage during the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. During the 39 weeks ended November 1, 2014 and November 2, 2013, the Company recorded $4.1 million and $4.3 million, respectively, of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	November 1, 2014	February 1, 2014	November 2, 2013
Cash and cash equivalents:
Cash	$185,212	$330,013	$306,572
Money-market	72,896	25,696	21,849
Treasury bills	22,337	63,224	25,863

Total cash and cash equivalents	$280,445	$418,933	$354,284
Short-term investments:
Treasury bills	$—	$10,002	$2,930

Total short-term investments	$—	$10,002	$2,930
Long-term investments:
Term-deposits	$—	$—	$9,588

Total long-term investments	$—	$—	$9,588

Total	$280,445	$428,935	$366,802

Proceeds from the sale of investments were $10.0 million and $126.0 million for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. There were no purchases of investments for the 39 weeks ended November 1, 2014. The purchase of investments was $17.4 million for the 39 weeks ended November 2, 2013.

There were no unrecognized gains or losses for the Company’s available-for-sale securities for the 13 and 39 weeks ended November 1, 2014 or November 2, 2013.

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

As of November 1, 2014 and November 2, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis at November 1, 2014 and November 2, 2013:

	Fair Value Measurements at November 1, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$185,212	$185,212	0	0
Money-market	72,896	72,896	0	0
Treasury bills	22,337	22,337	0	0

Total cash and cash equivalents	280,445	280,445	0	0

Total	$280,445	$280,445	0	0

	Fair Value Measurements at November 2, 2013
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$306,572	$306,572	$—	$—
Treasury bills	25,863	25,863	—	—
Money-market	21,849	21,849	—	—

Total cash and cash equivalents	$354,284	$354,284	$—	$—
Short-term investments:
Treasury bills	$2,930	$2,930	$—	$—

Total short-term investments	$2,930	$2,930	$—	$—
Long-term investments:
Term-deposits	$9,588	$9,588	$—	$—

Total long-term investments	$9,588	$9,588	$—	$—

Total	$366,802	$366,802	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at November 1, 2014 or November 2, 2013.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During the 39 weeks ended November 1, 2014 and November 2, 2013, certain long-lived assets related to the Company’s retail stores and Warrendale Distribution Center were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in the loss on impairment of assets charge within the Consolidated Statements of Operations for both periods.

The fair value of these assets were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,573	192,818	194,381	192,753
Dilutive effect of stock options and non-vested restricted stock	648	1,794	553	2,268

Diluted number of common shares outstanding	195,221	194,612	194,934	195,021

Equity awards to purchase approximately 2.4 million shares of common stock during both the 13 and 39 weeks ended November 1, 2014 and approximately 2.9 million and 1.8 shares of common stock during the 13 weeks and 39 weeks ended November 2, 2013, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were no shares and 0.5 million shares for both the 13 and 39 weeks ended November 1, 2014, respectively, and 0.9 and 0.8 million shares for the 13 and 39 weeks ended November 2, 2013, respectively, of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 1.8 and 1.9 million shares of restricted stock units for the 13 and 39 weeks ended November 1, 2014, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	November 1, 2014	February 1, 2014	November 2, 2013
Property and equipment, at cost	$1,694,803	$1,594,360	$1,602,732
Less: Accumulated depreciation	(980,637)	(961,374)	(972,646)

Property and equipment, net	$714,166	$632,986	$630,086

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	November 1, 2014	February 1, 2014	November 2, 2013
Trademarks and other intangibles, at cost	$59,205	$58,121	$52,484
Less: Accumulated amortization	(11,341)	(8,850)	(8,057)

Intangible assets, net	$47,864	$49,271	$44,427

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

As of November 1, 2014, the Company was in compliance with the terms of the Credit Agreement and had $8.2 million outstanding in letters of credit and no borrowings.

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

As of November 1, 2014, the Company had outstanding trade letters of credit of $44.6 million.

Refer to Note 13 to the Consolidated Financial Statements for a subsequent event footnote related to the Company’s credit facilities.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended November 1, 2014 was $6.5 million ($4.0 million, net of tax) and $13.0 million ($8.0 million, net of tax), respectively. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended November 2, 2013 was a net benefit of $11.5 million ($7.1 million, net of tax) and $1.8 million ($1.1 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over one year and are earned if the Company meets pre-established performance goals.

A summary of the Company’s stock option activity for the 39 weeks ended November 1, 2014 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2014	3,925	$17.65
Granted	126	$14.50
Exercised (1)	(595)	$12.01
Cancelled	(917)	$24.66

Outstanding - November 1, 2014	2,539	$16.28	2.0	$257

Vested and expected to vest - November 1, 2014	2,527	$16.29	2.0	$257

Exercisable - November 1, 2014 (2)	95	$10.16	2.2	$257

(1)	Options exercised during the 39 weeks ended November 1, 2014 had exercise prices ranging from $8.09 to $13.12.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at November 1, 2014.

The weighted-average grant date fair value of stock options granted during the 39 weeks ended November 1, 2014 and November 2, 2013 was $3.99 and $4.17, respectively. The aggregate intrinsic value of options exercised during both the 39 weeks ended November 1, 2014 and November 2, 2013 was $1.3 million.

Cash received from the exercise of stock options was $7.1 million for the 39 weeks ended November 1, 2014 and $3.3 million for the 39 weeks ended November 2, 2013. The actual tax benefit realized from stock option exercises totaled $3.1 million for the 39 weeks ended November 1, 2014 and $8.2 million for the 39 weeks ended November 2, 2013.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
Black-Scholes Option Valuation Assumptions	November 1,	November 2,
	2014	2013
Risk-free interest rate (1)	1.5%	0.3%
Dividend yield	3.1%	2.0%
Volatility factor (2)	41.2%	34.4%
Weighted-average expected term (3)	4.5 years	2.5 years
Expected forfeiture rate (4)	8.0%	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of November 1, 2014, there was $0.5 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	November 1, 2014		November 1, 2014
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - February 1, 2014	1,155	$20.13	2,395	$16.85
Granted	1,521	14.13	1,341	14.22
Vested	(647)	18.10	(604)	15.33
Cancelled	(457)	16.93	(145)	17.30

Nonvested - November 1, 2014	1,572	$16.09	2,987	$15.96

As of November 1, 2014, there was $21.6 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.1 years. Based on current probable performance, there was $3.2 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of November 1, 2014, the Company had 8.7 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended November 1, 2014 was 61.9% compared to 41.2% for the 13 weeks ended November 2, 2013. The effective income tax rate based on actual operating results for the 39 weeks ended November 1, 2014 was 59.1% compared to 38.6% for the 39 weeks ended November 2, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses and lower income.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended November 1, 2014 and November 2, 2013. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $7.5 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Restructuring Charges

During the 13 weeks ended November 1, 2014, the Company undertook restructuring aimed at strengthening the store portfolio and reducing corporate overhead, including severance and office space consolidation. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Costs associated with restructuring activities are recorded when incurred. A summary of costs recognized within Restructuring Charges on the Consolidated Income Statement for the 13 weeks ended November 1, 2014 are included in the table as follows.

(In thousands)	13 Weeks Ended
November 1,
2014
Cash restructuring charges
Office space consolidation charges	$8,571
Severance and related employee costs	7,816
Other corporate items	1,365

Total restructuring charges	$17,752

The Company also incurred non-cash corporate office and other asset impairment charges of $8.4 million. This charge is included within Loss on Impairment of Assets on the Consolidated Income Statement. Also included in Loss on Impairment of Assets is $25.1 million of store asset impairments resulting from evaluation of current and future projected performance.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

November 1,
(In thousands)	2014
Accrued liability as of February 1, 2014	$—
Add: Costs incurred, excluding non-cash charges	17,752
Less: Cash payments	(864)

Accrued liability as of November 1, 2014	$16,888

13. Subsequent Events

On December 2, 2014, the Company entered into a new Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and takes advantage of a favorable credit environment. The Credit Facilities replace the Company’s syndicated, unsecured, revolving credit facility in the amount of $150.0 million.

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets, and will be further secured by first-priority mortgages on certain real property.

The Credit Agreement will mature on December 2, 2019. Stand-by letters of credit totaling approximately $8.2 million were outstanding under the prior credit facility and are made subject to the Credit Agreement. No loans were outstanding under the Credit Agreement on December 2, 2014.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen week periods ended November 1, 2014 and November 2, 2013, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of November 1, 2014 and November 2, 2013, and the related consolidated statements of operations and retained earnings, and comprehensive income for the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013 and the consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2014 and November 2, 2013. These financial statements are the responsibility of the Company’s management.

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

December 5, 2014

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

Results of Operations

Overview

Our third quarter performance was ahead of our expectations and delivered meaningful recovery from the first half of the year. With sales in line with expectations, we effectively controlled expenses and reduced markdowns compared to the same period last year. During the third quarter, we undertook restructuring aimed at strengthening our store portfolio and reducing corporate overhead.

Our third quarter total net revenue was $854.3 million and consolidated comparable sales, including AEO Direct, decreased 5%, following a 5% decrease last year. By brand, American Eagle Outfitters comparable sales decreased 6% while aerie increased 3%.

Gross profit increased 6% to $315.5 million compared to $298.9 million last year and leveraged 200 basis points to 36.9% as a rate to total net revenue. The improvement is largely attributed to improvement in the markdown rate partially offset by deleverage of buying, occupancy and warehousing costs on negative comparable sales.

Operating income for the third quarter was $23.1 million, which included $33.5 million of impairment and $17.8 million of restructuring charges. Net income for the third quarter this year was $9.0 million, or $0.05 per diluted share compared to net income of $24.9 million, or $0.13 per diluted share for the same period last year. Excluding asset impairment and restructuring charges, adjusted net income per diluted share was $0.22 for the third quarter this year and $0.19 for the same period last year.

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

	13 Weeks Ended	13 Weeks Ended
	November 1,	November 2,
	2014	2013
Net income per diluted share - GAAP Basis	$0.05	$0.13
Add back: Asset Impairment and Corporate Overhead Reduction Charges(1)	$0.17	$0.06

Adjusted net income per diluted share - Non-GAAP Basis	$0.22	$0.19

(1)-	Non-GAAP adjustments consist of $33.5 million of corporate and store asset impairments and $17.8 million of restructuring charges that include severance and related employee costs and corporate charges this year, compared to $19.3 million of asset impairments related to the Warrendale Distribution Center last year.

We had $280.4 million in cash and cash equivalents as of November 1, 2014. Merchandise inventory at the end of the third quarter was $468.6 million, compared to $518.9 million last year, a decrease of 14% on a cost per foot basis. Inventories reflect a change to ownership terms completed late last year, as we began taking ownership of inventory at the receiving port rather than the port of departure. Excluding the change in terms, inventory at cost per foot decreased in the mid single-digits.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.1	65.1	64.8	64.3

Gross profit	36.9	34.9	35.2	35.7
Selling, general and administrative expenses	24.0	24.0	26.2	25.4
Restructuring charges	2.1	—	0.8	—
Loss on impairment of assets	3.9	2.3	1.5	0.8
Depreciation and amortization expense	4.2	3.8	4.7	4.3

Operating income	2.7	4.8	2.0	5.2
Other income, net	0.1	0.1	0.1	0.0

Income before income taxes	2.8	4.9	2.1	5.2
Provision for income taxes	1.7	2.0	1.2	2.0

Net income	1.1%	2.9%	0.9%	3.2%

The following table shows our adjusted consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Number of stores:
Beginning of period	1,072	1,056	1,066	1,044
Opened (1)	23	13	54	46
Closed	(3)	(5)	(28)	(26)

End of period	1,092	1,064	1,092	1,064

Total gross square feet at end of period	6,796,073	6,455,497	6,796,073	6,455,497

International licensed/franchise stores at end of period (2)	94	61	94	61

(1)	Store openings for the 39 weeks ended November 1, 2014 include 10 stores in Mexico, seven stores in Canada, four stores in China and two in Hong Kong.
(2)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 988 American Eagle Outfitters retail stores, 104 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended November 1, 2014 to the 13 weeks ended November 2, 2013

Total Net Revenue

Total net revenue was $854.3 million, a slight decrease as compared to $857.3 million last year. Revenue from new store growth nearly offset the 5% decline in total comparable sales. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 6%, or $41.2 million, and aerie brand comparable sales increased 3%, or $1.4 million.

Total comparable sales for AE women’s and men’s decreased 4% and 7%, respectively. On a consolidated basis, the number of transactions declined. However, as a result of reduced markdowns and a change in promotional strategies, the average transaction value increased in the high single-digits, driven by mid single-digit increases in both the average unit retail and units per transaction.

Gross Profit

Gross profit increased 6% to $315.5 million compared to $298.9 million last year. As a rate to total net revenue, gross profit was 36.9% compared to 34.9% in the same quarter last year. Favorable product costs provided 40 basis points of improvement combined with 280 basis points of total markdown expense improvement. Additionally, buying, occupancy and warehousing costs increased 120 basis points as a rate to total net revenue from rent on negative comparable sales and increased delivery costs.

There was $3.9 million of share-based payment expense included in gross profit for the period ended November 1, 2014 comprised of both time and performance-based awards. This is compared to a net benefit of $7.5 million of share-based payment expense included in gross profit for the period ended November 2, 2013.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 1% to $204.6 million from $205.7 million last year. As a rate to total net revenue, SG&A expenses remained flat at 24.0%. The dollar decrease this year is a result of reduced overhead and variable expense, partially offset by continued investments in advertising and international expansion, as well as increased incentive expense accruals.

There was $2.6 million of share-based payment expense included in SG&A expenses for the period ended November 1, 2014 comprised of both time and performance-based awards. This is compared to a net benefit of $4.0 million of share-based payment expense included in selling, general and administrative expenses for the period ended November 2, 2013.

Restructuring Charges

Restructuring charges were $17.8 million, or 2.1% as a rate to total net revenue, for the 13 weeks ended November 1, 2014. This amount consists of corporate overhead reductions, including severance and related items, and office space consolidation.

The restructuring charges are aimed at strengthening our corporate assets. Corporate overhead expenses eliminated redundancies at the home office. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Loss on Impairment of Assets

Loss on impairment of assets was $33.5 million this year as compared to $19.3 million last year. The impairment loss this year, as a result of store fleet and corporate location review and challenging performance this year, consisted of $25.1 million for the impairment of 48 AE and 31 aerie stores and $8.4 million for corporate items. Last year, impairment loss resulted from the plan to close the Warrendale, Pennsylvania distribution center.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $36.5 million, compared to $32.0 million last year. As a rate to total net revenue, depreciation and amortization expense was 4.2% this year as compared to 3.8% last year. The increase was driven by omni-channel and technology investments, new factory and international stores, and the new fulfillment center.

Other Income, Net

Other income was $0.6 million, compared to $0.5 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended November 1, 2014 was 61.9% compared to 41.2% for the 13 weeks ended November 2, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses and lower earnings.

Net Income

Net income decreased to $9.0 million, or 1.2% as a percent to total net revenue, from $24.6 million, or 2.9% as a percent to total net revenue last year. Net income per diluted share decreased to $0.05 per diluted share from $0.13 per diluted share in the prior year. The change in net income is attributable to the factors noted above, including the loss on impairment of assets and restructurings charges of $0.17 per diluted share this year and the loss on impairment of assets of $0.06 per diluted share last year.

Comparison of the 39 weeks ended November 1, 2014 to the 39 weeks ended November 2, 2013

Total Net Revenue

Total net revenue decreased 2% to $2.211 billion compared to $2.264 billion last year. The change in total net revenue resulted primarily from a comparable sales decrease of 7% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 8%, or $154.0 million, and aerie brand comparable sales increased 3%, or $3.5 million.

AE women’s and men’s comparable sales decreased 6% and 10%, respectively. For the 39 week period, traffic, transactions and average transaction value decreased.

Gross Profit

Gross profit decreased 4% to $778.9 million compared to $808.0 million. As a rate to total net revenue, gross profit was 35.2%, compared to 35.8% last year. Favorable product costs provided 100 basis points of improvement. Buying, occupancy and warehousing costs deleveraged 160 basis points from higher delivery costs and deleverage of rent on negative comparable sales.

There was $6.8 million of share-based payment expense included in gross profit for the period ended November 1, 2014 comprised of both time and performance-based awards. This is compared to a net benefit of $3.5 million share-based payment expense included in gross profit for the period ended November 2, 2013.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $579.8 million from $574.3 million last year and increased 90 basis points, as a rate to total net revenue, to 26.2% from 25.3% last year. Corporate charges of $1.5 million were included in selling, general and administrative expense last year. The dollar increase this year was driven primarily by investments in international growth, factory stores and omni-channel initiatives and increased incentive compensation accruals.

There was $6.3 million of share-based payment expense included in SG&A expenses for the period ended November 1, 2014 comprised of both time and performance-based awards. This is compared to a net benefit of $1.6 million of share-based payment expense included in selling, general and administrative expenses for the period ended November 2, 2013.

Restructuring Charges

Restructuring charges were $17.8 million, or 0.8% as a rate to total net revenue, for the 39 weeks ended November 1, 2014. This amount consists of corporate overhead reductions, including severance and related items, and office space consolidation.

The restructuring charges are aimed at strengthening our corporate assets. Corporate overhead expenses eliminated redundancies at the home office. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Loss on Impairment of Assets

Loss on impairment of assets was $33.5 million this year as compared to $19.3 million last year. The impairment loss this year, as a result of store fleet and corporate location review and challenging performance this year, consisted of $25.1 million for the impairment of 48 AE and 31 aerie stores and $8.4 million for corporate items. Last year, impairment loss resulted from the plan to close the Warrendale, Pennsylvania distribution center.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $104.3 million, compared to $97.3 million last year. Included in depreciation and amortization were $7.6 million of asset write-offs last year. As a rate to total net revenue, depreciation and amortization expense was 4.7% this year as compared to 4.3% last year. The increase was driven by omni-channel and technology investments, new factory and international stores, and the new Hazelton, PA distribution and fulfillment center.

Other Income, Net

Other income was $2.2 million this year, compared to $1.0 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 39 weeks ended November 1, 2014 was 59.1% compared to 38.6% for the 39 weeks ended November 2, 2013. The increase in the effective income tax rate this year is primarily due to valuation allowances on foreign losses and lower earnings.

Net Income

Net income decreased to $18.7 million, or 0.9% as a percent to total net revenue, from $72.5 million, or 3.2% as a percent to total net revenue last year. Net income per diluted share decreased to $0.10 from $0.37 in the prior year. The change in net income is attributable to the factors noted above, including the loss on impairment of assets and restructurings charges of $0.17 per diluted share this year and the loss on impairment of assets of $0.06 per diluted share last year.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of November 1, 2014, we had 94 stores operated by our third party operators in 14 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of November 1, 2014, we had 102 company-operated stores in Canada, 16 in Mexico, five in Hong Kong, eight in China and six in Puerto Rico. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of November 1, 2014, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of November 1, 2014:

	Fair Value Measurements at November 1, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$185,212	$185,212	0	0
Money-market	72,896	72,896	0	0
Treasury bills	22,337	22,337	0	0

Total cash and cash equivalents	280,445	280,445	0	0

Total	$280,445	$280,445	0	0

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

The following sets forth certain measures of our liquidity:

	November 1,	February 1,	November 2,
	2014	2014	2013
Working Capital (in thousands)	$385,007	$512,513	$555,526
Current Ratio	1.70	2.23	2.03

The $123.1 million decrease in working capital compared to February 1, 2014 and the $170.5 million decrease compared to last year is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $134.8 million and $73.2 million for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows from operations this year was primarily driven by the impact of the change in inventory ownership point and incentive pay-outs, partially offset by decreased income as a result of the 2% decrease in total net revenue.

Cash Flows from Investing Activities

Investing activities for the 39 weeks ended November 1, 2014 primarily consisted of $210.5 million of capital expenditures for property and equipment partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for the 39 weeks ended November 2, 2013 included $217.2 million of capital expenditures for property and equipment, $20.8 million for the purchase of long-lived assets in acquisitions, $17.4 million of investment security purchases and $1.5 million for the acquisition of intangibles partially offset by $126.0 million of proceeds from the sale of investments classified as available-for-sale. Purchase of long-lived assets in acquisition relate to the franchise stores and related assets we acquired from Dickson Concepts (International) Limited.

Cash Flows from Financing Activities

Cash used for financing activities for the 39 weeks ended November 1, 2014 consisted primarily of $72.9 million for cash dividends paid at a quarterly rate of $0.125 per share, $7.5 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $3.8 million for the payments on capital leases, partially offset by $7.1 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs this year.

Cash used for financing activities for the 39 weeks ended November 2, 2013 consisted primarily of $48.2 million for cash dividends paid at a quarterly rate of $0.125 per share in only the second and third quarters of Fiscal 2013, $33.1 million for the repurchase of common stock as part of publicly announced programs and $23.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment.

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

As of November 1, 2014, we are in compliance with the terms of the Credit Agreement and had $8.2 million outstanding in letters of credit and no borrowings.

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

As of November 1, 2014, we had outstanding trade letters of credit of $44.6 million.

Refer to Note 13 to the Consolidated Financial Statements for a subsequent event footnote related to the Company’s credit facilities.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended November 1, 2014 were $210.5 million and included $85.1 million related to investments in our stores, including 29 new AE stores, 25 new Factory stores and 40 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($29.9 million), other home office projects ($11.8 million), the improvement and expansion of our distribution centers ($69.5 million) and investments in e-commerce ($14.2 million).

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

Stock Repurchases

During the 39 weeks ended November 1, 2014, there were no share repurchases as a part of our publicly announced repurchase programs. During the 39 weeks ended November 2, 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share.

During the 39 weeks ended November 1, 2014 and November 2, 2013, we repurchased approximately 0.5 million and 1.1 million shares, respectively, from certain employees at market prices totaling $7.5 million and $23.3 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the Company’s equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended November 1, 2014, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on October 15, 2014. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 1, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK	FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2013 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 1, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 3, 2014 through August 30, 2014)	—	$—	—	18,400,000
Month #2 (August 31, 2014 through October 4, 2014)	5,435	$13.74	—	18,400,000
Month #3 (October 5, 2014 through November 1, 2014)	114	$14.47	—	18,400,000

Total	5,549	$13.75	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended November 1, 2014, and there were 5,549 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 5, 2014

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)