Form 10-K
period 2015-01-31
AMERICAN EAGLE OUTFITTERS INC
filed 2015-03-11
CIK 919012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2014 was $1,874,117,608.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 195,022,073 Common Shares were outstanding at March 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2015 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

ITEM 1.    BUSINESS.

General

American Eagle Outfitters, Inc., a Delaware corporation (the “Company”), operates under the American Eagle Outfitters® and aerie® by American Eagle Outfitters® brands. Founded in 1977, American Eagle Outfitters is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and internationally, online at ae.com and aerie.com and international store locations managed by third-party operators. Through its brands, the Company offers high quality, on-trend clothing, accessories and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 81 countries worldwide.

We have company operated stores in the United States, Canada, Mexico, Hong Kong, China and the United Kingdom. American Eagle Outfitters® and aerie® merchandise is also available at international store locations managed by third party operators. As of January 31, 2015, we operated 955 American Eagle Outfitters stores and 101 aerie stand-alone stores. Our third party operated store base has grown to 99 stores in 16 countries and products purchased through our online business, AEO Direct, ship to 81 countries worldwide.

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

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2015” refers to the 52 week period ending January 30, 2016. “Fiscal 2014” and “Fiscal 2013” refer to the 52 week period ended January 31, 2015 and February 1, 2014, respectively. “Fiscal 2012” refers to the 53 week period ended February 2, 2013. “Fiscal 2011” and “Fiscal 2010” refer to the 52 week periods ended January 28, 2012 and January 29, 2011, respectively.

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

Brands

American Eagle Outfitters Brand

The American Eagle Outfitters® brand targets 15 to 25 year old men and women. Denim is the cornerstone of the American Eagle Outfitters® product assortment, which is complemented by other key categories including pants, shorts, sweaters, fleece, outerwear, graphic t-shirts, footwear and accessories. American Eagle Outfitters® is honest, real, individual and fun. American Eagle Outfitters® is priced to be worn by everyone, everyday, delivering value through quality and style.

Gaining market share through differentiated fashion, product innovation, and having the right product, in the right size for every customer are the main focuses within the AEO Brand. Delivering value, variety and versatility to our customers remains a top priority. We strive to offer quality and value at all levels of the assortment, punctuated with promotions.

aerie

The aerie® brand is a collection of intimates and personal care products for women that want to feel good about who they are, inside and out. The collection is available in 101 stand-alone aerie stores throughout the United States and Canada, online at aerie.com and at select American Eagle Outfitters® stores. aerie, with bras and undies at the core, and offerings in sleep, swim and apparel is beautiful, feminine, soft, sensuous, yet comfortable and real.

Business Priorities & Strategy

We are focused on delivering results through four near-term priorities: (1) pursuing revenue and profit improvement in both the American Eagle Outfitters and aerie brands through more compelling product assortments, product focused marketing messages and unique customer experiences digitally and in stores; (2) continued evolution of our omni-channel capabilities (flexible fulfilment, full utilization of our omni-channel distribution center and maximizing our investments in technologies and tools); (3) growing our digital business through further site enhancements, expanded product line, improved customer engagement and continued upgrades to our mobile site; and (4) improvement in profitability of our stores and repositioning the store fleet.

AEO Direct & Omni-Channel Capabilities

We sell merchandise via ae.com and aerie.com, which are the digital manifestation of the lifestyle that our brands represent. In addition to purchasing items directly from our digital channels, customers can experience AEO Direct in-store through our Store-to-Door program. This program enables store associates to sell any item available online to an in-store customer in a single transaction. Customers are taking advantage of Store-to-Door by purchasing extended sizes that are not available in-store, as well as finding a certain size or color that happens to be out-of-stock at the time of their visit. The ordered items are shipped to the customer’s home free of charge. Additionally, in Fiscal 2014, we began fulfilling online orders at stores through our Buy Online Ship-from-Store program and we plan to further enhance our websites, increase CRM capabilities through personalization, segmentation and customer lifecycle management.

We are focused on delivering an omni-channel approach to customer engagement, which will eventually lead to a single view of the customer and inventory. We have made investments including a re-launched mobile app and enhanced websites. We will continue to invest in initiatives geared towards integration of our shopping channels as well as expanded product line offerings.

Real Estate

We remain focused on real-estate strategies to grow our business and strengthen our financial performance utilizing our most productive formats in the right markets, including underpenetrated markets, AEO Factory stores and aerie side-by-side locations. Also, we will selectively close stores and maintain flexibility within our real estate portfolio through short-term lease extensions.

At the end of Fiscal 2014, we operated in all 50 states, Puerto Rico, Canada, Mexico, Hong Kong, China and the United Kingdom. During Fiscal 2014, we opened 60 new stores, consisting largely of AEO Factory stores and international store openings. These store openings, offset by 70 store closings, brought our total store base to 1,056 stores at the end of Fiscal 2014.

Our stores average approximately 6,200 gross square feet and approximately 5,000 on a selling square foot basis. Our gross square footage increased by approximately 2% during Fiscal 2014.

During Fiscal 2014, we renovated a total of 44 AEO stores through remodels, refurbishes and refreshes. We evaluate each store and determine the appropriate capital spend based on financial performance and non-financial factors including the location and condition of the store, the center and competitors. Remodels result in a newly constructed store, sometimes larger in size, in the most current store design including new storefront, floors, fixtures, marketing and lighting. Refurbishes consist of selective changes that include new store front, floors and fixtures. Refreshes include certain aspects of our current store format, including paint and new fixtures.

In Fiscal 2015, we plan to open approximately 20 to 25 AEO stores primarily in the Factory store format and continue our international expansion. We also plan to remodel and refurbish approximately 25 existing AEO stores and close approximately 50 AEO stores and 20 aerie stores. Our square footage is expected to decline slightly in Fiscal 2015.

The table below shows certain information relating to our historical store growth from continuing operations.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
Consolidated stores at beginning of period	1,066	1,044	1,069	1,077	1,075
Consolidated stores opened during the period	60	64	16	21	25
Consolidated stores closed during the period	(70)	(42)	(41)	(29)	(23)

Total consolidated stores at end of period	1,056	1,066	1,044	1,069	1,077

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
AEO Brand stores at beginning of period	944	893	911	929	938
AEO Brand stores opened during the period	60	64	16	11	14
AEO Brand stores closed during the period	(49)	(13)	(34)	(29)	(23)

Total AEO Brand stores at end of period	955	944	893	911	929

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
aerie stores at beginning of period	122	151	158	148	137
aerie stores opened during the period	—	—	—	10	11
aerie stores closed during the period	(21)	(29)	(7)	—	—

Total aerie stores at end of period	101	122	151	158	148

Consolidated Store Locations

As of January 31, 2015, we operated 1,056 wholly-owned stores under the American Eagle Outfitters and aerie brands as shown below:

United States, including the Commonwealth of Puerto Rico — 920 stores

Alabama	15	Indiana	22	Nebraska	6	Rhode Island	3
Alaska	5	Iowa	11	Nevada	5	South Carolina	15
Arizona	12	Kansas	9	New Hampshire	10	South Dakota	3
Arkansas	8	Kentucky	14	New Jersey	27	Tennessee	25
California	59	Louisiana	14	New Mexico	3	Texas	68
Colorado	11	Maine	6	New York	64	Utah	9
Connecticut	14	Maryland	19	North Carolina	27	Vermont	2
Delaware	5	Massachusetts	28	North Dakota	4	Virginia	27
Florida	57	Michigan	27	Ohio	37	Washington	20
Georgia	31	Minnesota	18	Oklahoma	11	West Virginia	8
Hawaii	4	Mississippi	9	Oregon	11	Wisconsin	20
Idaho	3	Missouri	16	Pennsylvania	59	Wyoming	1
Illinois	30	Montana	2	Puerto Rico	6

Canada — 101 stores

Alberta	11	New Brunswick	3	Ontario	55
British Columbia	12	Newfoundland	1	Quebec	12
Manitoba	2	Nova Scotia	3	Saskatchewan	2

International — 35 stores

China	9	Hong Kong	5	Mexico	18	United Kingdom	3

International Operations

As of January 31, 2015, we had 101 company-operated stores in Canada, 18 in Mexico, nine in China, six in Puerto Rico, five in Hong Kong and three in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and expect to continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We plan to continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy for profitable international expansion. As of January 31, 2015, we had 99 stores operated by our third party operators in 16 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

Purchasing

We design our merchandise and source its manufacture from third-party factories. During Fiscal 2014, we purchased substantially all of our merchandise from non-North American suppliers.

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

In Fiscal 2013, AEO signed the Accord on Fire and Building Safety, aligning with nearly 100 brands, non-governmental organizations (NGOs) and trade unions, to improve workplace safety in Bangladesh. The International Labor Organization (ILO), an organization that gives equal voice to workers, employers and unions, is Chair of the Steering Committee of the Accord. The Accord is a five-year program that will establish in-factory training; facilitate the creation of factory health and safety committees; review existing building regulations and enforcement; and develop a worker complaint process and mechanism for workers to report health and safety risks. AEO is also engaged with the ILO on Better Work programs in Cambodia, Haiti, Indonesia and Vietnam and is a member of the Better Work Buyers Partners.

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

Historically, we took significant steps to expand the scope of our security procedures, including, but not limited to: a significant increase in the number of factory audits performed; a revision of the factory audit format to include a review of all critical security issues as defined by CBP; a requirement that all of our international logistics partners, including forwarders, consolidators, shippers and brokers be certified members of C-TPAT; and inspections of all potential production facilities. Additionally, we also evaluate additional oversight options for high-risk security countries and among other things, implemented full third-party audits on an annual basis. In Fiscal 2013, we took the audits one step further, and conducted security audits of our own to validate the results we receive from the third-party audits, and continue with this practice today. We also implemented security training for our domestic logistics partners, along with conducting periodic audits on their facilities as well.

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

Merchandise Inventory, Replenishment and Distribution

Merchandise is generally shipped directly from our vendors and routed through third-party transloaders at key ports of entry to our U.S. distribution centers in Warrendale, Pennsylvania, Ottawa, Kansas and most recently Hazelton, Pennsylvania, or to our Canadian distribution center in Mississauga, Ontario. Additionally, an increasing amount of product is shipped directly to stores from our transloaders, by-passing our distribution centers which reduces transit times and lowers operating costs. In 2014, we opened a third-party distribution center in the Netherlands to support our European international store and e-commerce growth. We also operate third-party distribution centers in Mexico City, Hong Kong and Shanghai. Additionally, we opened a new 1,000,000 square foot omni-channel distribution center in Hazleton, Pennsylvania in July 2014, and will phase out our distribution center in Warrendale, Pennsylvania in Fiscal 2015.

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

Customer Credit

We offer co-branded credit cards (the “AEO or aerie Visa Credit Card”) and private label credit cards (the “AEO or aerie Credit Card”) under the AEO and aerie brands. These credit cards are issued by a third-party bank (the “Bank”) and we have no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. Once a customer is approved to receive a Visa Credit Card or private label Credit Card and the card is activated, the customer is eligible to participate in our credit card rewards program. Customers who make purchases at AEO and aerie earn discounts in the form of savings certificates when certain purchase levels are reached. Also, AEO and aerie Visa Credit Card customers who make purchases at other retailers where the card is accepted earn additional reward points to be used at American Eagle Outfitters and aerie. AEO and aerie Credit Card holders will also receive advance notice of American Eagle Outfitters sales events offered throughout the year. The AEO and aerie Credit Cards are accepted at all of our U.S. stores and at ae.com and aerie.com. The AEO Visa and aerie Visa Cards are accepted in all of our stores and AEO Direct sites as well as merchants worldwide that accept Visa®.

Competition

The retail apparel industry is highly competitive both in stores and on-line. We compete with various individual and chain specialty stores, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection and price.

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

In the United States and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including our pocket stitch designs.

These registered trademarks are renewable indefinitely, and their registrations are properly maintained in accordance with the laws of the country in which they are registered. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of January 31, 2015, we had approximately 38,000 employees in the United States, Canada, Mexico, Hong Kong, China and the United Kingdom of whom approximately 31,000 were part-time and seasonal hourly employees. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

Mary M. Boland, age 57, has served us as Executive Vice President, Chief Financial and Administrative Officer, and Principal Financial Officer since July 2012. Prior to joining the Company, Ms. Boland served Levi Strauss & Co. as Senior Vice President Finance of Global Levi’s from 2011 to 2012 and as Senior Vice President Finance of the Americas from 2006 to 2011. Prior to that time, Ms. Boland held a variety of finance positions with General Motors Corporation from 1979 to 2006 including Vice President and Chief Financial Officer, North America from 2003 to 2006.

Jennifer M. Foyle, age 48, has served as our Global Brand President — aerie since January 2015. Prior thereto, Ms. Foyle served as Executive Vice President, Chief Merchandising Officer — aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer — aerie from August 2010 to February 2014. Prior to joining the Company, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she held various positions at J. Crew Group, Inc., including Chief Merchandising Officer, from 2003 to 2009.

Charles F. Kessler, age 42, has served as our Global Brand President – American Eagle Outfitters since January 2015. Prior thereto, he served as our Executive Vice President, Chief Merchandising and Design Officer — American Eagle Outfitters from February 2014 to January 2015. Prior to joining us, Mr. Kessler served as Chief Merchandising Officer at Urban Outfitters, Inc. from October 2011 to November 2013 and as Senior Vice President, Corporate Merchandising at Coach, Inc. from July 2010 to October 2011. Prior to that time, Mr. Kessler held various positions with Abercrombie & Fitch Co. from 1994 to 2010, including Executive Vice President, Female Merchandising from 2008 to 2010.

Roger S. Markfield, age 73, has served as Vice Chairman, Executive Creative Director since February 2009 and as a Director since March 1999. From February 2007 to February 2009, Mr. Markfield served as a non-executive officer employee of the Company. Prior to February 2007, he served us as Vice Chairman since

November 2003, as President from February 1995 to February 2006, and as Co-Chief Executive Officer of the Company from December 2002 to November 2003. Mr. Markfield also served the Company and its predecessors as Chief Merchandising Officer from February 1995 to December 2002. Mr. Markfield was formerly on the Board of Directors of DSW Inc. from 2008 to 2012.

Simon R. Nankervis, age 48, has served as our Executive Vice President, Global Commercial Operations since January 2015. Prior thereto, he served as our Executive Vice President, Americas and Global Country Licensing from February 2014 to January 2015, Senior Vice President, Americas and Global Country Licensing from April 2013 to February 2014 and as Vice President, International Franchising and Global Business Development from October 2011 to March 2013. Prior to joining us, Mr. Nankervis was Managing Director at Busbrand Pty Ltd, an Australian based international brand management company, from 2002 to 2011.

Michael R. Rempell, age 41, has served as our Executive Vice President and Chief Operations Officer since June 2012. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 60, has served as Interim Chief Executive Officer since January 2014. He has also served as Chairman of the Company and its predecessors since March 1992. He served the Company as Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of the Company’s predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also served as Chief Executive Officer from March 2005 to April 2009 and as Chairman of the Board since March 2005 of DSW Inc., a company traded on the New York Stock Exchange. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976. Mr. Schottenstein also serves as Executive Chairman and Director on the Board of Directors of DSW Inc.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available under the “About AEO, Inc.” section of our website at www.ae.com. These reports are available as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”).

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

Certifications

As required by the New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on June 9, 2014 our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Our ability to rebalance our store fleet and drive improved performance through new store openings, selective closings and existing store remodels and expansions

Our ability to drive improved performance will depend in part on our ability to rebalance our store fleet and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2015, we plan to open approximately 20 to 25 new American Eagle Outfitters stores primarily in the Factory store format in North

America and continue our international expansion. Additionally, we plan to remodel and refurbish 25 existing American Eagle Outfitters stores and close approximately 70 stores during Fiscal 2015. Accomplishing our store rebalancing and expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion and rebalancing goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

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

Our international merchandise sourcing strategy

Our merchandise is manufactured by suppliers worldwide. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor. Because we have a global supply chain, any event causing the disruption of imports, including the insolvency of a significant supplier or a major labor slow-down, strike or dispute including any such actions involving ports, transloaders, consolidators or shippers, could have an adverse effect on our operations. Given the volatility and risk in the current markets, our reliance on external vendors leaves us subject to certain risks should one or more of these external vendors become insolvent. Although we monitor the financial stability of our key vendors and plan for contingencies, the financial failure of a key vendor could disrupt our operations and have an adverse effect on our cash flows, results of operations and financial condition. Other events that could also cause a disruption of imports include the imposition of additional trade law provisions or import restrictions, such as increased duties, tariffs, anti-dumping provisions, increased United States Customs and Border Protection (CBP) enforcement actions, or political or economic disruptions.

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

Our reliance on our ability to implement and sustain information technology systems

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with operating, replacing and modifying these systems, including inaccurate system information and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training, staging implementation and in-sourcing certain processes, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies; however, there is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or promptly and appropriately mitigated, could have a material adverse effect on our results of operations.

Our ability to safeguard against security breaches with respect to our information technology systems

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees including credit card information. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach could result in a violation of applicable privacy and other laws, significant financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

Failure to comply with regulatory requirements

As a public company, we are subject to numerous regulatory requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the NYSE. In addition, we are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, import/export and anti-corruption, including the Foreign Corrupt Practices Act. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, vendors and suppliers could take actions that violate these requirements, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. In addition, recent regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs, and reporting requirements.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations

We have foreign currency exchange rate risk with respect to revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks. Specifically, fluctuations in the value of the Canadian Dollar, Mexican Peso, Chinese Yuan, Hong Kong Dollar, British Pound and Euro against the U.S. Dollar could have a material adverse effect on our results of operations, financial condition and cash flows.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key infrastructure systems, including exceeding capacity in our distribution centers; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of our business related to an outbreak of a pandemic disease in a country where we source or market our merchandise; extreme weather conditions or changes in climate conditions or weather patterns; the effects of changes in current exchange rates and interest rates; and international and domestic acts of terror.

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

We lease 9,200 square feet of office space in San Francisco, California that functions as a technology center for our engineers and digital marketing team focused on our omni-channel strategy. The lease for this space expires in 2019.

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

We own a 423,000 square foot building located in a suburban area near Pittsburgh, Pennsylvania, which houses a distribution center and contains approximately 120,000 square feet of office space. In Fiscal 2013, we announced plans to close this facility in Fiscal 2015 and transfer operations our facility in Hazleton, Pennsylvania. In the same suburban area near Pittsburgh, Pennsylvania, we own a 45,000 square foot building, which houses our data center and additional office space and lease an additional location of approximately 18,000 square feet, which is used for storage space. This lease expires in 2015.

We opened a new distribution facility in 2014 in Hazleton, Pennsylvania consisting of approximately 1,000,000 total square feet. This is designed to enable faster, more efficient product deliveries and to support our long-term expansion goals.

We lease a building in Mississauga, Ontario with approximately 294,000 square feet, which houses our Canadian distribution center. The lease expires in 2018.

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

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 9, 2015, there were 520 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 55,000. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated.

	Market Price		Cash Dividends per Common Share
For the Quarters Ended	High	Low
January 31, 2015	$14.63	$11.91	$0.125
November 1, 2014	$14.81	$10.42	$0.125
August 2, 2014	$11.97	$10.28	$0.125
May 3, 2014	$14.85	$10.95	$0.125
February 1, 2014	$16.52	$12.77	$0.125
November 2, 2013	$19.97	$13.24	$0.125
August 3, 2013	$20.48	$17.62	$0.125
May 4, 2013	$22.55	$18.38	$0.00

During Fiscal 2014 and Fiscal 2013, we paid quarterly dividends as shown in the table above. No cash dividends per common share were paid for the quarter ended May 4, 2013 as the dividend payment was accelerated into the previous quarter. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 30, 2010 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

*	$100 invested on 1/30/10 in stock or 1/31/10 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	1/30/10	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15
American Eagle Outfitters, Inc.	100.00	97.35	96.68	153.44	105.38	113.69
S&P Midcap 400	100.00	133.46	137.07	162.51	198.05	219.62
Dynamic Retail Intellidex	100.00	111.23	125.20	150.00	179.72	236.56

The following table provides information regarding our repurchases of common stock during the three months ended January 31, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
	(1)	(2)	(1)(3)	(3)
Month #1 (November 2, 2014 through November 29, 2014)	—	$—	—	18,400,000
Month #2 (November 30, 2014 through January 3, 2015)	—	$—	—	18,400,000
Month #3 (January 4, 2015 through January 31, 2015)	—	$—	—	18,400,000

Total	—	$—	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the three months ended January 31, 2015 and there were no shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.

(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

The following table sets forth additional information as of the end of Fiscal 2014, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Equity Compensation Plan Table

	Column (a)	Column (b)	Column (c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by stockholders	2,390,469	$16.28	8,895,719
Equity compensation plans not approved by stockholders	—	—	—

Total	2,390,469	$16.28	8,895,719

(1)	Equity compensation plans approved by stockholders include the 1999 Stock Incentive Plan, the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”), and the 2014 Stock Award and Incentive Plan (the “2014 Plan”).

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected Consolidated Financial Statements data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 28, 2012 and January 29, 2011 and the selected Consolidated Balance Sheet data as of February 2, 2013, January 28, 2012, and January 29, 2011 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended(1)
(In thousands, except per share amounts, ratios and other financial information)	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Summary of Operations(2)
Total net revenue	$3,282,867	$3,305,802	$3,475,802	$3,120,065	$2,945,294
Comparable sales increase (decrease)(3)	(5)%	(6)%	9%	4%	(1)%
Gross profit	$1,154,674	$1,113,999	$1,390,322	$1,144,594	$1,182,151
Gross profit as a percentage of net sales	35.2%	33.7%	40.0%	36.7%	40.1%
Operating income	$155,765	$141,055	$394,606	$269,335	$339,552
Operating income as a percentage of net sales	4.7%	4.3%	11.4%	8.6%	11.5%
Income from continuing operations	$88,787	$82,983	$264,098	$175,279	$195,731
Income from continuing operations as a percentage of net sales	2.6%	2.5%	7.6%	5.6%	6.7%
Per Share Results
Income from continuing operations per common share-basic	$0.46	$0.43	$1.35	$0.90	$0.98
Income from continuing operations per common share-diluted	$0.46	$0.43	$1.32	$0.89	$0.97
Weighted average common shares outstanding — basic	194,437	192,802	196,211	194,445	199,979
Weighted average common shares outstanding — diluted	195,135	194,475	200,665	196,314	201,818
Cash dividends per common share	$0.50	$0.375	$2.05	$0.44	$0.93
Balance Sheet Information
Total cash and short-term investments	$410,697	$428,935	$630,992	$745,044	$734,695
Long-term investments	$—	$—	$—	$847	$5,915
Total assets	$1,696,908	$1,694,164	$1,756,053	$1,950,802	$1,879,998
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,139,746	$1,166,178	$1,221,187	$1,416,851	$1,351,071
Working capital	$431,420	$512,513	$705,898	$882,087	$786,573
Current ratio	1.94	2.23	2.62	3.18	3.03
Average return on stockholders’ equity	7.7%	7.0%	17.6%	11.0%	9.6%
Other Financial Information(2)
Total stores at year-end	1,056	1,066	1,044	1,069	1,077
Capital expenditures	$245,002	$278,499	$93,939	$89,466	$75,904
Net sales per average selling square foot(4)	$525	$547	$602	$547	$526
Total selling square feet at end of period	5,294,744	5,205,948	4,962,923	5,028,493	5,026,144
Net sales per average gross square foot(4)	$420	$444	$489	$438	$422
Total gross square feet at end of period	6,613,100	6,503,486	6,023,278	6,290,284	6,288,425
Number of employees at end of period	38,000	40,400	40,100	39,600	39,900

(1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations for all periods presented. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

(3)	The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 53 week period in Fiscal 2011. Additionally, comparable sales for all periods include AEO Direct sales.

(4)	Total net revenue per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 20 to 25 AEO stores in the Factory store format in North America and continued international expansion during Fiscal 2015;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;

•	the selection of approximately 25 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2015;

•	the potential closure of approximately 50 American Eagle Outfitters and 20 aerie stores in the United States and Canada during Fiscal 2015;

•	the planned opening of approximately 30 new international third party operated American Eagle Outfitters stores during Fiscal 2015;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

We recognize royalty revenue generated from our license or franchise agreements based upon a percentage of merchandise sales by the licensee/franchisee. This revenue is recorded as a component of total net revenue when earned.

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

We calculate a weighted-average expected term based on historical experience. Expected stock price volatility is based on a combination of historical volatility of our common stock and implied volatility. We choose to use a combination of historical and implied volatility as we believe that this combination is more representative of future stock price trends than historical volatility alone. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2013, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters and aerie stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from licensed or franchise stores are not included in comparable sales. Individual American Eagle Outfitters and aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

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

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate, given customer behavior; and

•	We no longer present AEO Direct separately due to the continued evolution of omni-channel engagement and the reasons discussed above.

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

Operating income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures. Management also uses earnings before interest and taxes as an indicator of operating results.

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

Our goals are to drive improvements to our gross profit performance, bring greater consistency to our results and deliver profitable growth over the long term.

Results of Operations

Overview

Fiscal 2014 performance was challenging with total sales declining 1% and adjusted earnings per share decreasing 15%. The retail landscape was volatile throughout the year, resulting in a difficult spring season with financial performance well below our targets and historical performance. Our improved merchandise assortment, reduced expenses and improved execution caused the business to stabilize by mid-year, with financial improvement in the third and fourth quarters. AUR and units per transaction in the fall season were both improved over last year.

Total net revenue for the year decreased 1% to $3.283 billion, compared to $3.306 billion last year. Total comparable sales decreased 5%. By brand, including the respective AEO Direct sales, AEO Brand comparable sales decreased 6% and aerie Brand increased 6%. Gross margin increased 150 basis points to 35.2%, compared to 33.7% last year.

Income from continuing operations was $0.46 per diluted share this year, compared to $0.43 per diluted share last year. On an adjusted basis, income from continuing operations this year was $0.63 per diluted share, which excludes a ($0.17) per diluted share impact from impairment and restructuring charges. This compares to adjusted income from continuing operations last year of $0.74 per diluted share, which excludes a ($0.31) per diluted share impact from impairment charges, fabric charges, corporate and store asset write-offs, employee costs and tax related items.

The preceding paragraph contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	Earnings per Share For the Fiscal Years Ended
	January 31, 2015	February 1, 2014
Income from continuing operations per diluted share — GAAP Basis	$0.46	$0.43
Add: Asset Impairments(1)	0.11	0.14
Add: Restructuring Charges(2)	0.06	—
Add: Asset write-offs & corporate charges(3)	—	0.16
Add: Tax related items(4)	—	0.01

Income from continuing operations per diluted share — Non-GAAP Basis	$0.63	$0.74

(1)	Asset impairment costs of $0.11 per diluted share for Fiscal 2014 consist of:

•	$25.1 million for the impairment of 48 AEO and 31 aerie stores

•	$8.4 million for corporate items

Asset impairment costs of $0.14 per diluted share for Fiscal 2013 consist of:

•	$44.5 million of pre-tax asset impairments for 69 AEO and aerie brand retail stores and the Warrendale Distribution Center

(2)	Restructuring charges of $0.06 per diluted share include:

•	$17.8 million of severance and related employee costs and corporate charges

(3)	Asset write-offs and corporate charges of $0.16 per diluted share consist of:

•	$24.1 million of charges relating to fabric and product liabilities and the discontinuation of the AE Performance line

•	$14.3 million of corporate and store asset write-offs

•	$6.3 million for the write down in value of the Company’s corporate jet

•	$4.7 million of employee severance and related costs.

(4)	Tax related items of $0.01 per diluted share were:

•	$2.8 million from recording an international valuation allowance, net of tax benefits from changes in tax reserves.

We ended Fiscal 2014 with $410.7 million in cash and short-term investments, a decrease of $18.2 million from last year. During the year, we generated $338.4 million of cash from operations. The cash from operations was offset by $245.0 million of capital expenditures and dividend payments of $97.2 million. Merchandise inventory at the end of Fiscal 2014 was $279.0 million, a decrease of 5% on a cost per square foot basis, reflecting improved inventory control and turns.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	64.8	66.3	60.0

Gross profit	35.2	33.7	40.0
Selling, general and administrative expenses	24.6	24.1	24.0
Restructuring charges	0.6	—	—
Loss on impairment of assets	1.0	1.3	1.0
Depreciation and amortization expense	4.3	4.0	3.6

Operating income	4.7	4.3	11.4
Other income, net	0.1	—	0.2

Income before income taxes	4.8	4.3	11.6
Provision for income taxes	2.2	1.8	4.0

Income from continuing operations	2.6	2.5	7.6
Loss from discontinued operations, net of tax	(0.2)	—	(0.9)

Net income	2.4%	2.5%	6.7%

Comparison of Fiscal 2014 to Fiscal 2013

Total Net Revenue

Total net revenue for the 52 week year decreased 1% to $3.283 billion compared to $3.306 billion for the 52 week period last year. For Fiscal 2014, total comparable sales decreased 5% compared to a 6% decrease for Fiscal 2013. By brand, including the respective AEO Direct revenue, American Eagle Outfitters brand comparable sales decreased 6%, or $161.8 million, and aerie brand increased 6%, or $10.1 million. AEO men’s comparable sales decreased in the high single-digits and AEO women’s comparable sales decreased in the low single-digits.

For the year, store transactions decreased in the mid single-digits while units per transaction increased in the low single-digits and AUR remained flat.

Gross Profit

Gross profit increased 4% to $1.155 billion from $1.114 billion in Fiscal 2013. On a consolidated basis, gross profit as a percent to total net revenue increased by 150 basis points to 35.2% from 33.7% last year. Included in gross profit last year were $24.1 million of pre-tax charges related to fabric and product liabilities and the discontinuation of the AE Performance line and $4.5 million of corporate and store asset write-offs.

Reduced markdowns and favorable product costs provided a combined 280 basis points of improvement this year. Buying, occupancy and warehousing (“BOW”) costs deleveraged 130 basis points from higher delivery costs and deleverage of rent on negative comparable sales.

There was $8.2 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year. This is compared to a net benefit of $6.9 million of share-based payment expense included in gross profit last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 1% to $806.5 million, compared to $796.5 million last year. Last year, selling, general and administrative expense included $7.8 million of pre-tax employee related costs. As a rate to total net revenue, selling, general and administrative expenses increased 50 basis points to 24.6%, compared to 24.1% last year. Higher incentive compensation and increased investment in advertising were partially offset by reduced overhead and variable expense.

There was $7.9 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses this year compared to $0.3 million last year.

Restructuring Charges

Restructuring charges were $17.8 million, or 0.6% as a rate to total net revenue, for Fiscal 2014. This amount consists of corporate overhead reductions, including severance and related items, and office space consolidation.

The restructuring charges are aimed at strengthening our corporate assets. Corporate overhead expenses eliminated redundancies at the home office. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Loss on Impairment of Assets

Loss on impairment of assets this year was the result of a store fleet and corporate location review and challenging performance this year, and consisted of $25.1 million for the impairment of 48 AE and 31 aerie stores and $8.4 million for corporate items. In Fiscal 2013, the loss on impairment of assets was $44.5 million relating to 69 retail stores and our Warrendale, Pennsylvania Distribution Center.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $141.2 million from $132.0 million last year, driven by omni-channel and IT investments, new factory and international stores, and the new fulfillment center. As a rate to total net revenue, depreciation and amortization increased to 4.3% from 4.0% last year as a result of the lower total net revenue and an increase in depreciation and amortization expense this year. Depreciation and amortization includes $11.7 million of asset write-offs in Fiscal 2013.

Other Income, Net

Other income was $3.7 million this year, compared to income of $1.0 million last year, primarily as a result of foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate from continuing operations increased to approximately 44% in Fiscal 2014 from 42% in Fiscal 2013. The higher effective income tax rate in Fiscal 2014 was primarily due to valuation allowances on foreign losses, offset by an overall increase in income levels.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations for Fiscal 2014 was $88.8 million, or $0.46 per diluted share. This includes $51.2 million, or ($0.17) per diluted share, diluted share impact from impairment charges and restructuring charges. Income from continuing operations for Fiscal 2013 was $83.0 million, or $0.43 per diluted share. This includes $60.9 million, or ($0.31) per diluted share, of after-tax impairment charges, asset write-offs, corporate charges and tax related items.

Loss from Discontinued Operations

We completed the sale of the 77kids stores and related e-commerce operations during Fiscal 2012. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented.

In Fiscal 2014, we became primarily liable for 21 store leases as the third party purchaser did not fulfill its obligations. We incurred $13.7 million in pre-tax expense to terminate store leases. Loss from Discontinued Operations, net of tax, was $8.5 million for Fiscal 2014.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $80.3 million in Fiscal 2014 from $83.0 million in Fiscal 2013. As a percent to total net revenue, net income was 2.4% and 2.5% for both Fiscal 2014 and Fiscal 2013, respectively. Net income per diluted share was $0.42, compared to $0.43 last year. The change in net income was attributable to the factors noted above.

Comparison of Fiscal 2013 to Fiscal 2012

Total Net Revenue

Total net revenue for the 52 week year decreased 5% to $3.306 billion compared to $3.476 billion for the 53 week period in Fiscal 2012. For Fiscal 2013, total comparable sales decreased 6% compared to a 9% increase for the corresponding 52 week period in 2012. By brand, including the respective AEO Direct revenue, American Eagle Outfitters brand comparable sales decreased 7%, or $199.7 million, and aerie brand decreased 2%, or $3.5 million. AEO men’s comparable sales decreased in the mid single-digits and AEO women’s comparable sales decreased in the high single-digits.

For the year, store transactions and AUR decreased in the mid single-digits. Units per transaction decreased in the low-single digits, leading to the overall 6% comparable sales decrease.

Gross Profit

Gross profit decreased 20% to $1.114 billion from $1.390 billion in Fiscal 2012. On a consolidated basis, gross profit as a percent to total net revenue decreased by 630 basis points to 33.7% from 40.0% in Fiscal 2012. Included in gross profit in Fiscal 2013 were $24.1 million of pre-tax charges related to fabric and product liabilities and the discontinuation of the AE Performance line and $4.5 million of corporate and store asset write-offs. Favorable product costs provided 120 basis points of improvement, offset by 510 basis points of decline due to higher markdowns and 70 basis points from the previously discussed pre-tax charges related to fabric and product liabilities and corporate and store asset write-offs. BOW costs deleveraged as a rate to total net revenue as a result of higher delivery costs and the deleveraging of rent costs on the comparable sales decrease.

There was net benefit of $6.9 million of share-based payment expense included in gross profit in Fiscal 2013 compared to $34.5 million of share-based payment expense in Fiscal 2012. The net benefit in Fiscal 2013 is due to a reversal of previously recorded performance-based expense resulting from current business performance compared to targets.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 5% to $796.5 million, compared to $834.6 million in Fiscal 2012, and includes $7.8 million of pre-tax asset write-offs and employee related costs. Last year, selling, general and administrative expense included $6.0 million of pre-tax employee related costs. As a rate to total net revenue, selling, general and administrative expenses increased 10 basis points to 24.1%, compared to 24.0% last year. Lower incentives costs, including a benefit from the reversal of previously recorded performance-based equity compensation expense, were partially offset by incremental costs related to filling open positions at the corporate office and expenses related to the opening of factory stores and our omni-channel initiatives.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $132.0 million from $126.2 million in Fiscal 2012, driven by corporate and store asset write-offs. As a rate to total net revenue, depreciation and amortization increased to 4.0% from 3.6% last year as a result of the lower total net revenue and an increase in depreciation and amortization expense this year. Depreciation and amortization includes $11.7 million of asset write-offs in Fiscal 2013 and $0.7 million of asset write-offs in Fiscal 2012

Other Income, Net

Other income was $1.0 million in Fiscal 2013, compared to income of $7.4 million in Fiscal 2012, primarily as a result of settlement recoveries received in Fiscal 2012 from auction rate securities that were previously held.

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

Net Income

Net income decreased to $83.0 million in Fiscal 2013 from $232.1 million in Fiscal 2012. As a percent to total net revenue, net income was 2.5% and 6.7% for Fiscal 2013 and Fiscal 2012, respectively. Net income per diluted share was $0.43, compared to $1.16 in Fiscal 2012. The change in net income was attributable to the factors noted above.

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

As of January 31, 2015 and February 1, 2014, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and investments.

In accordance with ASC 820, the following tables represent the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2015:

	Fair Value Measurements at January 31, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$370,692	$370,692	$—	$—
Money-market	40,005	40,005	—	—

Total cash and cash equivalents	$410,697	$410,697	$—	$—
Total short-term investments	—	—	—	—
Total	$410,697	$410,697	$—	$—

Percent to total	100.0%	100.0%	—	—

In the event we hold Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at January 31, 2015.

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

Our growth strategy includes fortifying our brands and further international expansion or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	January 31, 2015	February 1, 2014
Working Capital (in 000’s)	$431,420	$512,513
Current Ratio	1.94	2.23

The $80.1 million decrease in our working capital and corresponding decrease in the current ratio as of January 31, 2015 compared to February 1, 2014, related primarily to our use of cash for investing and financing activities, offset by net income, net of non-cash adjustments. Investing and financing activities primarily include capital expenditures, sale of available-for-sale securities and the payment of dividends. In Fiscal 2014, we paid $0.50 per share of dividends for a total of $97.2 million.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $338.4 million during Fiscal 2014, compared to $229.9 million during Fiscal 2013 and $499.7 during Fiscal 2012. Our major source of cash from operations was merchandise sales and a reduction in our overall inventory balance. Our primary outflows of cash from operations were for the payment of operational costs. The year-over-year increase in cash flows from operations this year was primarily driven by the increase in income from continuing operations, net of non-cash adjustments. Merchandise inventory at the end of Fiscal 2014 was $279.0 million, a decrease of 5% on a cost per square foot basis. The decrease reflects a mid single-digit decrease in the number of units per square foot.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for Fiscal 2014 included $245.0 million in capital expenditures for property and equipment, partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2013 included $278.5 million in capital expenditures for property and equipment, $20.8 million for the purchase of assets related to our international expansion strategy, $52.1 million of investment purchases, partially offset by $162.8 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2012 included $93.9 million in capital expenditures for property and equipment and $111.1 million of investment purchases partially offset by $15.5 million of proceeds from the sale of investments classified as available-for-sale. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Continuing Operations

During Fiscal 2014, cash used for financing activities resulted primarily from $97.2 million for the payment of dividends and $7.5 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2013, cash used for financing activities resulted primarily from $72.3 million for the payment of dividends and $33.1 million for the repurchase of 1.6 million shares as part of our publicly announced repurchase program. During Fiscal 2012, cash used for financing activities resulted primarily from $403.5 million for the payment of dividends and $173.6 million for the repurchase of 8.4 million shares as part of our publicly announced repurchase program.

Cash returned to shareholders through dividends and share repurchases was $97.2 million and $105.3 million in Fiscal 2014 and Fiscal 2013, respectively.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2014, Fiscal 2013 and Fiscal 2012, the excess tax benefits from share-based payments of $0.7 million, $8.8 million and $13.3 million, respectively, are classified as financing cash flows.

Capital Expenditures for Property and Equipment

Fiscal 2014 capital expenditures were $245.0 million, compared to $278.5 million in Fiscal 2013. Fiscal 2014 expenditures included $98.6 million related to investments in our AEO stores, including 60 new AEO stores, 44 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology ($33.8 million), the improvement of our distribution centers and construction of a new distribution center ($76.2 million) and investments in e-commerce ($19.5 million) and other home office projects ($16.9 million).

For Fiscal 2015, we expect capital expenditures to be approximately $150 million related to the continued construction of our new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format, underpenetrated markets and new wholly-owned international locations.

Credit Facilities

In December 2014, we entered into a new Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets, and will be further secured by first-priority mortgages on certain real property.

As of January 31, 2015, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on January 31, 2015.

The Credit Facilities replace our syndicated, unsecured, revolving credit facility in the amount of $150.0 million.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of January 31, 2015, we had outstanding trade letters of credit of $13.7 million.

Stock Repurchases

During Fiscal 2014, there were no share repurchases as a part of our publicly announced repurchase programs. During Fiscal 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share. As of January 31, 2015, we had 18.4 million shares remaining authorized for repurchase under the program authorized by our Board in January 2013. The program authorized 20.0 million shares under a share repurchase program which expires on January 28, 2017.

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, we repurchased approximately 0.5 million, 1.1 million and 0.3 million shares, respectively, from certain employees at market prices totaling $7.5 million, $23.4 million and $4.1 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

A $0.125 per share dividend was paid for each quarter of Fiscal 2014, resulting in a dividend yield of 3.6% for the trailing twelve months ended January 31, 2015. During Fiscal 2013, three quarterly dividends of $0.125 per share were paid, as our Board accelerated the payment of the first quarter 2013 dividend into Fiscal 2012. Subsequent to the fourth quarter of Fiscal 2014, our Board declared a quarterly cash dividend of $0.125 per share, payable on April 22, 2015 to stockholders of record at the close of business on April 8, 2015. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of January 31, 2015:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases(1)	$1,697,328	$287,091	$488,595	$372,596	$549,046
Unrecognized Tax Benefits(2)	14,176	—	—	—	14,176
Purchase Obligations(3)	684,649	672,312	8,540	2,505	1,292

Total Contractual Obligations	$2,396,153	$959,403	$497,135	$375,101	$564,514

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)	The amount of unrecognized tax benefits as of January 31, 2015 was $14.2 million, including approximately $1.6 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The unrecognized tax benefits of $14.2 million are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(3)	Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of January 31, 2015:

	Amount of Commitment Expiration Per Period
(In thousands)	Total Amount Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Trade Letters of Credit(1)	$13,725	$13,725	—	—	—
Standby Letters of Credit(2)	8,108	8,108	—	—	—

Total Commercial Commitments	$21,833	$21,833	—	—	—

(1)	Trade letters of credit represent commitments, guaranteed by a bank, to pay vendors for merchandise, as well as other commitments, upon presentation of documents demonstrating that the merchandise has shipped.

(2)	Standby letters of credit represent commitments, guaranteed by a bank, to pay landlords or vendors to the extent previously agreed criteria are not met.

Guarantees

In connection with the exit of the 77kids business, we became secondarily liable for obligations under the lease agreements for 21 store leases assumed by the third party purchaser. In Fiscal 2014, the third party purchaser did not fulfill its obligations under the leases, resulting in our becoming primarily liable. We were required to make rental and lease termination payments and sought full reimbursement from the $11.5 million stand-by letter of credit provided by the third party purchaser. We have incurred $13.7 million in expense above the letter of credit proceeds to terminate store leases. The cash outflow for termination costs are expected to be paid in Fiscal 2015.

In accordance with ASC 460, Guarantees (“ASC 460”), as we became primarily liable under the leases upon the third party purchaser’s default, the amounts to exit the lease agreements have been accrued in our Consolidated Financial Statements related to these guarantees.

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

Interest Rate Risk

Our earnings are not materially affected by changes in market interest rates as a result of our short-term investments. If our Fiscal 2014 average yield rate decreases by 10% in Fiscal 2015, our income before taxes will decrease by approximately $0.1 million. Comparatively, if our Fiscal 2013 average yield rate had decreased by 10% in Fiscal 2014, our income before taxes would have decreased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian operations where the functional currency is the Canadian dollar. The impact of all other foreign currencies is currently immaterial to our financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar exchange rate could result in a $5.8 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income within the consolidated balance sheets. An unrealized loss of $9.9 million is included in accumulated other comprehensive income as of January 31, 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 11, 2015

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	January 31, 2015	February 1, 2014

Assets
Current assets:
Cash and cash equivalents	$410,697	$418,933
Short-term investments	—	10,002
Merchandise inventory	278,972	291,541
Accounts receivable	67,894	73,882
Prepaid expenses and other	73,848	88,155
Deferred income taxes	59,102	45,478

Total current assets	890,513	927,991

Property and equipment, at cost, net of accumulated depreciation	694,856	632,986
Intangible assets, at cost, net of accumulated amortization	47,206	49,271
Goodwill	13,096	13,530
Non-current deferred income taxes	14,035	24,835
Other assets	37,202	45,551

Total assets	$1,696,908	$1,694,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$191,146	$203,872
Accrued compensation and payroll taxes	44,884	23,560
Accrued rent	78,567	76,397
Accrued income and other taxes	33,110	5,778
Unredeemed gift cards and gift certificates	47,888	47,194
Current portion of deferred lease credits	12,969	13,293
Other liabilities and accrued expenses	50,529	45,384

Total current liabilities	459,093	415,478

Non-current liabilities:
Deferred lease credits	54,516	59,510
Non-current accrued income taxes	10,456	16,543
Other non-current liabilities	33,097	36,455

Total non-current liabilities	98,069	112,508

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 194,516 and 193,149 shares outstanding, respectively	2,496	2,496
Contributed capital	569,675	573,008
Accumulated other comprehensive income	(9,944)	12,157
Retained earnings	1,543,085	1,569,851
Treasury stock, 55,050 and 56,417 shares, respectively, at cost	(965,566)	(991,334)

Total stockholders’ equity	1,139,746	1,166,178

Total liabilities and stockholders’ equity	$1,696,908	$1,694,164

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
(In thousands, except per share amounts)	January 31, 2015	February 1, 2014	February 2, 2013
Total net revenue	$3,282,867	$3,305,802	$3,475,802
Cost of sales, including certain buying, occupancy and warehousing expenses	2,128,193	2,191,803	2,085,480

Gross profit	1,154,674	1,113,999	1,390,322
Selling, general and administrative expenses	806,498	796,505	834,601
Restructuring charges	17,752	—	—
Loss on impairment of assets	33,468	44,465	34,869
Depreciation and amortization expense	141,191	131,974	126,246

Operating income	155,765	141,055	394,606
Other income, net	3,737	1,022	7,432

Income before income taxes	159,502	142,077	402,038
Provision for income taxes	70,715	59,094	137,940

Income from continuing operations	88,787	82,983	264,098
Loss from discontinued operations, net of tax	(8,465)	—	(31,990)

Net income	$80,322	$82,983	$232,108

Basic income per common share:
Income from continuing operations	$0.46	$0.43	$1.35
Loss from discontinued operations	(0.04)	—	(0.16)

Basic net income per common share	$0.42	$0.43	$1.19

Diluted income per common share:
Income from continuing operations	$0.46	$0.43	$1.32
Loss from discontinued operations	(0.04)	—	(0.16)

Diluted net income per common share	$0.42	$0.43	$1.16

Weighted average common shares outstanding — basic	194,437	192,802	196,211
Weighted average common shares outstanding — diluted	195,135	194,475	200,665

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$80,322	$82,983	$232,108
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(22,101)	(17,140)	638

Other comprehensive (loss) income	(22,101)	(17,140)	638

Comprehensive income	$58,221	$65,843	$232,746

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock(2)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 28, 2012	193,848	$2,496	$552,797	$1,771,464	$(938,565)	$28,659	$1,416,851

Stock awards	—	—	76,108	—	—	—	76,108
Repurchase of common stock as part of publicly announced programs	(8,407)	—	—	—	(173,554)	—	(173,554)
Repurchase of common stock from employees	(280)	—	—	—	(4,125)	—	(4,125)
Reissuance of treasury stock	7,443	—	(11,054)	(36,213)	125,515	—	78,248
Net income	—	—	—	232,108	—	—	232,108
Other comprehensive income	—	—	—	—	—	638	638
Cash dividends and dividend equivalents ($2.05 per share)	—	—	9,214	(414,301)	—	—	(405,087)

Balance at February 2, 2013	192,604	$2,496	$627,065	$1,553,058	$(990,729)	$29,297	$1,221,187

Stock awards	—	—	1,184	—	—	—	1,184
Repurchase of common stock as part of publicly announced programs	(1,600)	—	—	—	(33,051)	—	(33,051)
Repurchase of common stock from employees	(1,059)	—	—	—	(23,385)	—	(23,385)
Reissuance of treasury stock	3,204	—	(56,706)	6,090	55,831	—	5,215
Net income	—	—	—	82,983	—	—	82,983
Other comprehensive income	—	—	—	—	—	(17,140)	(17,140)
Cash dividends and dividend equivalents ($0.375 per share)	—	—	1,465	(72,280)	—	—	(70,815)

Balance at February 1, 2014	193,149	$2,496	$573,008	$1,569,851	$(991,334)	$12,157	$1,166,178

Stock awards	—	—	12,372	—	—	—	12,372
Repurchase of common stock from employees	(517)	—	—	—	(7,464)	—	(7,464)
Reissuance of treasury stock	1,884	—	(17,988)	(7,503)	33,232	—	7,741
Net income	—	—	—	80,322	—	—	80,322
Other comprehensive income	—	—	—	—	—	(22,101)	(22,101)
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,283	(99,585)	—	—	(97,302)

Balance at January 31, 2015	194,516	$2,496	$569,675	$1,543,085	$(965,566)	$(9,944)	$1,139,746

(1)	600,000 authorized, 249,566 issued and 194,516 outstanding, $0.01 par value common stock at January 31, 2015; 600,000 authorized, 249,566 issued and 193,149 outstanding, $0.01 par value common stock at February 1, 2014; 600,000 authorized, 249,566 issued and 192,604 outstanding, $0.01 par value common stock at February 2, 2013. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at January 31, 2015, February 1, 2014 and February 2, 2013.

(2)	55,050 shares, 56,417 shares, and 56,962 shares at January 31, 2015, February 1, 2014 and February 2, 2013, respectively. During Fiscal 2014, Fiscal 2013, and Fiscal 2012, 1,884 shares, 3,204 shares, and 7,443 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Operating activities:
Net income	$80,322	$82,983	$232,108
Loss from discontinued operations, net of tax	8,465	—	31,990

Income from continuing operations	$88,787	$82,983	$264,098
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	142,351	134,047	128,397
Share-based compensation	16,070	(6,541)	66,349
Deferred income taxes	(2,279)	20,100	(30,647)
Foreign currency transaction loss (gain)	(495)	1,378	100
Loss on impairment of assets	33,468	44,465	34,869
Changes in assets and liabilities:
Merchandise inventory	8,586	40,148	35,202
Accounts receivable	3,084	(29,511)	(6,664)
Prepaid expenses and other	14,282	(10,844)	404
Other assets	6,612	(36,089)	(8,165)
Accounts payable	(5,280)	28,568	(10,468)
Unredeemed gift cards and gift certificates	1,238	1,269	1,473
Deferred lease credits	(4,528)	583	(11,073)
Accrued compensation and payroll taxes	20,716	(42,465)	23,018
Accrued income and other taxes	24,826	(25,840)	(7,408)
Accrued liabilities	(9,012)	27,605	20,186

Total adjustments	249,639	146,873	235,573

Net cash provided by operating activities from continuing operations	338,426	229,856	499,671

Investing activities:
Capital expenditures for property and equipment	(245,002)	(278,499)	(93,939)
Purchase of long-lived assets in a business combination	—	(20,751)	—
Acquisition of intangible assets	(1,264)	(6,835)	(1,125)
Purchase of available-for-sale securities	—	(52,065)	(111,086)
Sale of available-for-sale securities	10,002	162,785	15,500

Net cash (used for) provided by investing activities from continuing operations	(236,264)	(195,365)	(190,650)

Financing activities:
Payments on capital leases and other	(7,143)	(2,839)	(3,066)
Repurchase of common stock as part of publicly announced programs	—	(33,051)	(173,554)
Repurchase of common stock from employees	(7,464)	(23,386)	(4,125)
Net proceeds from stock options exercised	7,305	6,197	76,401
Excess tax benefit from share-based payments	742	8,833	13,279
Cash used to net settle equity awards	—	—	—
Cash dividends paid	(97,224)	(72,280)	(403,490)

Net cash used for financing activities from continuing operations	(103,784)	(116,526)	(494,555)

Effect of exchange rates on cash	(7,578)	(8,151)	504

Cash flows of discontinued operations
Net cash provided by (used for) operating activities	963	—	(24,616)
Net cash used for investing activities	—	—	(780)
Net cash used for financing activities	—	—	—
Effect of exchange rates on cash	—	—	—

Net cash provided by (used for) discontinued operations	963	—	(25,396)

Net decrease in cash and cash equivalents	(8,237)	(90,186)	(210,426)
Cash and cash equivalents — beginning of period	$418,933	$509,119	719,545

Cash and cash equivalents — end of period	$410,697	$418,933	$509,119

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 31, 2015

1.	Business Operations

American Eagle Outfitters, Inc. (the “Company”), a Delaware corporation, operates under the American Eagle Outfitters® (“AEO”) and aerie® by American Eagle Outfitters® (“aerie”) brands. The Company operated 77kids by American Eagle Outfitters® (“77kids”) until its exit in Fiscal 2012.

Founded in 1977, American Eagle Outfitters is a leading apparel and accessories retailer that operates more than 1,000 retail stores in the U.S. and internationally, online at ae.com and aerie.com and international store locations managed by third-party operators. Through its brands, the Company offers high quality, on-trend clothing, accessories and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 81 countries worldwide.

Merchandise Mix

The following table sets forth the approximate consolidated percentage of total net revenue from continuing operations attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Men’s apparel and accessories	39%	40%	39%
Women’s apparel and accessories (excluding aerie)	53%	52%	52%
aerie	8%	8%	9%

Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 31, 2015, the Company operated in one reportable segment.

The Company exited its 77kids brand in Fiscal 2012. These Consolidated Financial Statements reflect the results of 77kids as discontinued operations for all periods presented.

Fiscal Year

Our financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2015” refers to the 52 week period ending January 30, 2016. “Fiscal 2014” and “Fiscal 2013” refer to the 52 week period ended January 31, 2015 and February 1, 2014, respectively. “Fiscal 2012” refers to the 53 week period ended February 2, 2013. “Fiscal 2011” and “Fiscal 2010” refer to the 52 week periods ended January 28, 2012 and January 29, 2011, respectively.

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

As of February 1, 2014, short-term investments include treasury bills and term-deposits purchased with a maturity of greater than three months, but less than one year.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term investments are included within other assets on the Company’s Consolidated Balance Sheets. As of January 31, 2015 and February 1, 2014, the Company held no long-term investments.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During Fiscal 2014, the Company recorded pre-tax asset impairment charges of $33.5 million that includes $25.1 million for the impairment of 79 retail stores recorded as a loss on impairment of assets in the Consolidated Statements of Operations. Based on the Company’s evaluation of current and future projected performance, it was determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores’ assets. Additionally, the Company recorded $8.4 million of impairment charges related to corporate assets.

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

During Fiscal 2012, the Company recorded asset impairment charges of $34.9 million consisting of the impairment of 52 retail stores, which is recorded as a loss on impairment of assets in the Consolidated Statements of Operations. This impairment was recorded based on the results of the Company’s evaluation of stores that considered performance during the holiday selling season and strategic decisions made in the fourth quarter of Fiscal 2012 regarding the rebalancing of our store fleet. The Company determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores assets. Additionally, the Company recorded $16.6 million of store asset impairment charges related to 77kids stores, which is included in Discontinued Operations.

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

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canadian business and recently acquired operations in Hong Kong and China. In accordance with ASC 350, Intangibles- Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 31, 2015. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during Fiscal 2014, Fiscal 2013 or Fiscal 2012.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive cash from the Bank in accordance with the Agreement and based on card activity. We recognize revenue for such cash receipts when the amounts are fixed or determinable and collectability is reasonably assured. The revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations.

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

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Beginning balance	$2,205	$4,481	$2,929
Returns	(79,813)	(85,871)	(86,895)
Provisions	80,857	83,595	88,447

Ending balance	$3,249	$2,205	$4,481

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of January 31, 2015 and February 1, 2014, the Company had prepaid advertising expense of $6.6 million and $9.0 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $94.2 million, $87.0 million and $90.0 million in advertising expense during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other Income, Net

Other income, net consists primarily of interest income/expense, foreign currency transaction gain/loss and realized investment gains/losses.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded gift card breakage of $7.0 million, $7.3 million and $8.9 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Cash paid during the periods for:
Income taxes	$38,501	$65,496	$142,009
Interest	$638	$387	$348

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

The following tables present summarized geographical information:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Total net revenue:
United States	$2,895,310	$2,954,635	$3,131,233
Foreign(1)	387,557	351,167	344,569

Total net revenue	$3,282,867	$3,305,802	$3,475,802

(1)	Amounts represent sales from American Eagle Outfitters and aerie international retail stores, AEO Direct sales that are billed to and/or shipped to foreign countries and international franchise revenue.

(In thousands)	January 31, 2015	February 1, 2014
Long-lived assets, net:
United States	$664,734	$614,284
Foreign	90,424	81,503

Total long-lived assets, net	$755,158	$695,787

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the current period presentation.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market value of our cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	January 31, 2015	February 1, 2014
Cash and cash equivalents:
Cash	370,692	$330,013
Money-market	40,005	25,696
Treasury bills	—	63,224

Total cash and cash equivalents	410,697	$418,933
Short-term investments:
Treasury bills	—	$10,002

Total short-term investments	—	$10,002

Total	410,697	$428,935

Proceeds from the sale of available-for-sale securities were $10.0 million, $162.8 million and $15.5 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Purchases of available-for-sale securities for Fiscal 2013 and Fiscal 2012 were $52.1 million and $111.1 million, respectively. At January 31, 2015 and February 1, 2014, the fair value of all available for sale securities approximated par, with no gross unrealized holding gains or losses.

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

As of January 31, 2015 and February 1, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and investments.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2015 and February 1, 2014:

	Fair Value Measurements at January 31, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$370,692	$370,692	$—	$—
Money-market	40,005	40,005	—	—

Total cash and cash equivalents	$410,697	$410,697	$—	$—
Total short-term investments	—	—	—	—

Total	$410,697	$410,697	$—	$—

	Fair Value Measurements at February 1, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$330,013	$330,013	$—	$—
Treasury bills	63,224	63,224	—	—
Money-market	25,696	25,696	—	—

Total cash and cash equivalents	$418,933	$418,933	$—	$—
Short-term investments
Treasury bills	$10,002	$10,002	$—	$—
Total short-term investments	$10,002	$10,002	$—	$—

Total	$428,935	$428,935	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at January 31, 2015 or February 1, 2014.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value. As a result of the Company’s annual goodwill impairment test performed as of January 31, 2015, the Company concluded that its goodwill was not impaired.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2014 and Fiscal 2013, certain long-lived assets related to the Company’s retail stores and corporate assets were determined to be unable to recover their respective carrying values and were written

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

down to their fair value, resulting in a loss of $33.5 million and $44.5 million, respectively, which is recorded as a loss on impairment of assets within the Consolidated Statements of Operations. The fair value of the impaired assets after the recorded loss is an immaterial amount.

The fair value of the Company’s stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.	Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
(In thousands, except per share amounts)	January 31, 2015	February 1, 2014	February 2, 2013
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,437	192,802	196,211
Dilutive effect of stock options and non-vested restricted stock	698	1,673	4,454

Dilutive number of common shares outstanding	195,135	194,475	200,665

Equity awards to purchase approximately 2.3 million, 1.7 million and 1.5 million shares of common stock during the Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for Fiscal 2014, approximately 1.9 million of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals. For Fiscal 2013, approximately 1.8 million of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.	Accounts Receivable

Accounts receivable are comprised of the following:

(In thousands)	January 31, 2015	February 1, 2014
Franchise and license receivable	$24,945	$22,943
Merchandise sell-offs and vendor receivables	12,953	16,106
Credit card program receivable	9,637	15,000
Marketing cost reimbursements	4,640	6,063
Gift card receivable	4,453	986
Landlord construction allowances	3,354	11,626
Other Items	7,912	1,158

Total	$67,894	$73,882

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consists of the following:

(In thousands)	January 31, 2015	February 1, 2014
Land	$17,495	$17,986
Buildings	201,024	140,600
Leasehold improvements	571,312	600,572
Fixtures and equipment	852,408	732,228
Construction in progress	42,470	102,974

Property and equipment, at cost	$1,684,709	$1,594,360
Less: Accumulated depreciation	(989,853)	(961,374)

Property and equipment, net	$694,856	$632,986

Depreciation expense is summarized as follows:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Depreciation expense	$132,529	$116,761	$122,756

Additionally, during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recorded $6.4 million, $14.6 million and $3.7 million, respectively, related to asset write-offs within depreciation and amortization expense.

8.	Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. The following table represents intangible assets as of January 31, 2015 and February 1, 2014:

(In thousands)	January 31, 2015	February 1, 2014
Trademarks, at cost	$59,385	$58,121
Less: Accumulated amortization	(12,179)	(8,850)

Intangible assets, net	$47,206	$49,271

Amortization expense is summarized as follows:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Amortization expense	$3,465	$2,714	$1,952

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the estimated future amortization expense for intangible assets existing as of January 31, 2015 for the next five Fiscal Years:

(In thousands)	Future Amortization
2015	3,404
2016	3,473
2017	3,472
2018	3,452
2019	3,433

9.	Other Credit Arrangements

In December 2014, the Company entered into a new Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets, and will be further secured by first-priority mortgages on certain real property.

As of January 31, 2015, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on January 31, 2015.

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

As of January 31, 2015, the Company had outstanding trade letters of credit of $13.7 million.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Store rent:
Fixed minimum	$279,640	$260,668	$250,844
Contingent	6,733	6,576	9,758

Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$286,373	$267,244	$260,602
Offices, distribution facilities, equipment and other	15,449	17,153	14,960

Total rent expense	$301,822	$284,397	$275,562

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 31, 2015:

(In thousands)	Future Minimum Lease Obligations
Fiscal years:
2015	287,091
2016	259,106
2017	229,489
2018	199,208
2019	173,388
Thereafter	549,046

Total	1,697,328

11.	Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

(In thousands)	Before Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive Income
Balance at January 28, 2012	$28,659	—	$28,659

Foreign currency translation gain	638	—	638

Balance at February 2, 2013	$29,297	—	$29,297

Foreign currency translation loss	(17,140)	—	(17,140)

Balance at February 1, 2014	$12,157	—	$12,157

Foreign currency translation loss	(22,101)	—	(22,101)

Balance at January 31, 2015	$(9,944)	—	$(9,944)

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2014 and Fiscal 2012 was $16.1 million ($9.9 million, net of tax) and $66.3 million ($40.9 million, net of tax), respectively. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2013 was a net benefit of $6.5 million ($4.1 million, net of tax).

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

At January 31, 2015, the Company had awards outstanding under three share-based compensation plans, which are described below.

Share-based compensation plans

2014 Stock Award and Incentive Plan

The 2014 Plan was approved by the stockholders on May 29, 2014. The 2014 Plan authorized 11.5 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock based awards. The 2014 Plan provides that the maximum number of shares awarded to any individual may not exceed 4.0 million shares per year for options and SARS and no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year. The 2014 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2014 Plan. The 2014 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $300,000 in any single calendar year ($500,000 in the first year a person becomes a non-employee director). Through January 31, 2015, approximately 46,700 shares of restricted stock and approximately 23,400 shares of common stock had been granted under the 2014 Plan to employees and directors. Approximately 62% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 38% of the restricted stock awards are time-based and vest over three years.

2005 Stock Award and Incentive Plan

The 2005 Plan was approved by the stockholders on June 15, 2005. The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, SAR, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan was subsequently amended in Fiscal 2009 to increase the shares available for grant to 31.9 million without taking into consideration 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock that had been previously granted under the 2005 plan to employees and directors (without considering cancellations as of January 31, 2009 of awards for 2.9 million shares). The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year for options and SAR and no more than 4.0 million shares may be granted with respect to each of restricted

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of stock and restricted stock units plus any unused carryover limit from the previous year. The 2005 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2005 Plan. The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through January 31, 2015, 17.1 million non-qualified stock options, 10.4 million shares of restricted stock and 0.4 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 13.1 million shares). Approximately 95% of the options granted under the 2005 Plan vest over three years, 4% vest over one year and 1% vest over five years. Options were granted for ten and seven year terms. Approximately 62% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals. The remaining 38% of the restricted stock awards are time-based and vest over three years. The 2005 Plan terminated on May 29, 2014 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

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

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity under all plans for Fiscal 2014 follows:

	For the Year Ended January 31, 2015
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding — February 1, 2014	3,925	$17.65
Granted	126	$14.50
Exercised(1)	(613)	$12.07
Cancelled	(1,048)	$23.66

Outstanding — January 31, 2015	2,390	$16.28	1.8	$514

Vested and expected to vest — January 31, 2015	2,380	$16.29	1.8	$514

Exercisable — January 31, 2015(2)	509	$13.03	3.5	$513

(1)	Options exercised during Fiscal 2014 ranged in price from $8.09 to $14.05.

(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at January 31, 2015.

The weighted-average grant date fair value of stock options granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $3.99, $4.17 and $3.72, respectively. The aggregate intrinsic value of options exercised during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $1.3 million, $3.9 million and $57.4 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.3 million and ($0.5) million, respectively, for Fiscal 2014. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $6.2 million and $8.7 million, respectively, for Fiscal 2013. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $76.4 million and $14.1 million, respectively, for Fiscal 2012.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
Black-Scholes Option Valuation Assumptions	January 31, 2015		February 1, 2014		February 2, 2013
Risk-free interest rates(1)	1.5%		0.3%		0.6%
Dividend yield	3.1%		2.0%		2.8%
Volatility factors of the expected market price of the Company’s common stock(2)	41.2%		34.4%		41.2%
Weighted-average expected term(3)	4.5	years	2.5	years	4.0	years
Expected forfeiture rate(4)	8.0%		8.0%		8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Based on historical experience.

As of January 31, 2015, there was $0.4 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 2.1 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	For the year ended January 31, 2015		For the year ended January 31, 2015
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested — February 1, 2014	1,155	$20.13	2,395	$16.85
Granted	1,506	14.11	1,314	14.21
Vested	(648)	18.08	(604)	15.34
Cancelled/Forfeited	(417)	17.56	(670)	16.05

Nonvested — January 31, 2015	1,596	15.95	2,435	16.02

As of January 31, 2015, there was $16.2 million of unrecognized compensation expense related to nonvested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.9 years. Additionally, there was $2.8 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement performance goals are probable over a one to three year period.

As of January 31, 2015, the Company had 8.9 million shares available for all equity grants.

13.	Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 1/2 years of age. In addition, full-time employees need to have completed

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 50% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $10.5 million, $9.6 million and $15.8 million in expense during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, in connection with the Retirement Plan. In Fiscal 2014, the Company announced a change to the Retirement Plan effective January 1, 2015. The Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan.

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

14.	Income Taxes

The components of income before income taxes from continuing operations were:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
U.S.	$193,167	$157,669	$381,131
Foreign	(33,665)	(15,592)	20,907

Total	$159,502	$142,077	$402,038

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	January 31, 2015	February 1, 2014
Deferred tax assets:
Rent	$28,323	$27,458
Deferred compensation	16,109	22,654
Foreign tax credits	15,546	13,436
Accruals not currently deductible	9,899	9,059
Employee compensation and benefits	9,609	2,799
Net Operating Loss	9,179	4,226
State tax credits	7,595	6,215
Inventories	6,939	11,234
Deferred Revenue	5,150	124
Foreign and state income taxes	3,774	3,255
Loyalty Reserve	2,908	3,196
Capital loss carryforward	—	16,207
Other	3,871	844

Gross deferred tax assets	118,902	120,707
Valuation allowance	(10,563)	(20,601)

Total deferred tax assets	$108,339	$100,106

Deferred tax liabilities:
Property and equipment	$(30,054)	$(23,595)
Prepaid expenses	(3,227)	(4,544)
Other	(1,921)	(1,654)

Total deferred tax liabilities	$(35,202)	$(29,793)

Total deferred tax assets, net	$73,137	$70,313

Classification in the Consolidated Balance Sheet:
Current deferred tax assets	$59,102	$45,478
Noncurrent deferred tax assets	14,035	24,835

Total deferred tax assets	$73,137	$70,313

The net decrease in deferred tax assets and liabilities was primarily due to an increase in the deferred tax liability for property and equipment basis differences.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Current:
Federal	$66,229	$29,794	$143,612
Foreign taxes	(792)	(50)	6,939
State	9,447	9,162	18,845

Total current	74,884	38,906	169,396

Deferred:
Federal	$(1,178)	$20,611	$(26,063)
Foreign taxes	(85)	695	(1,486)
State	(2,906)	(1,118)	(3,907)

Total deferred	(4,169)	20,188	(31,456)

Provision for income taxes	$70,715	$59,094	$137,940

At February 1, 2014, the Company had a valuation allowance of $16.2 million related to capital loss carryforwards. During the fiscal year ended January 31, 2015, the Company utilized all of its capital loss carryforwards and released the $16.2 million valuation allowance associated with the capital loss carryforward.

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2014, Fiscal 2013 and Fiscal 2012 in the amounts of ($0.5 million), $8.7 million and $14.1 million, respectively.

The Company repatriated the earnings of its Canadian subsidiaries as of January 31, 2015. Upon distribution of the earnings, the Company was subject to income and withholding taxes offset by U.S. foreign tax credits resulting in no material impact on tax expense. It is Management’s position to indefinitely reinvest accumulated earnings of our Canadian subsidiaries outside of the United States to the extent not repatriated in Fiscal 2014.

As of January 31, 2015, the Company had state and foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities, totaling $10.3 million. A portion of these net operating loss carryovers begin expiring in the year 2018 and some have an indefinite carryforward period. Management believes it is more likely than not that the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain foreign jurisdictions. As such a valuation allowance of $7.2 million has been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers.

As of January 31, 2015, the gross amount of unrecognized tax benefits was $12.6 million, of which $9.1 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of February 1, 2014 was $14.6 million, of which $9.7 million would affect the effective income tax rate if recognized.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Unrecognized tax benefits, beginning of the year balance	$14,601	$17,250	$31,578
Increases in current period tax positions	2,166	2,294	2,458
Increases in tax positions of prior periods	—	440	—
Settlements	(73)	—	(4,809)
Lapse of statute of limitations	(471)	(453)	(1,592)
Decreases in tax positions of prior periods	(3,614)	(4,930)	(10,385)

Unrecognized tax benefits, end of the year balance	$12,609	$14,601	$17,250

Unrecognized tax benefits decreased by $2.0 million during Fiscal 2014, decreased $2.6 million during Fiscal 2013 and decreased by $14.3 million during Fiscal 2012. The unrecognized tax benefit changes were primarily related to federal and state income tax settlements and other changes in income tax reserves. Over the next twelve months the Company believes it is reasonably possible the unrecognized tax benefits could decrease by as much as $5.6 million as the result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $1.6 million and $1.9 million as of January 31, 2015 and February 1, 2014, respectively. During Fiscal 2012, the Company recognized a net benefit of $4.8 million in the provision for income taxes related to the reversal of accrued interest and penalties primarily due to federal and state income tax settlements. An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2014 and Fiscal 2013.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal income tax return for the tax year ended January 2012 was completed in February 2014. Accordingly, all years prior to the tax year ended January 2013 are no longer subject to U.S. federal income tax examinations by tax authorities. Additionally, the Company is participating in the IRS’s Compliance Assurance Process (CAP) for the years ended February 1, 2014 and January 31, 2015. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flow. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2008. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

The Company has foreign tax credit carryovers in the amount of $19.3 million and $13.4 million as of January 31, 2015 and February 1, 2014, respectively. The foreign tax credit carryovers begin to expire in Fiscal 2019 to the extent not utilized. No valuation allowance has been recorded on the foreign tax credit carryovers as the Company believes it is more likely than not that the foreign tax credits will be utilized prior to expiration.

The Company has state income tax credit carryforwards of $11.7 million and $10.7 million as of January 31, 2015 and February 1, 2014, respectively. These income tax credits can be utilized to offset future state income taxes and have a carryforward period of 10 to16 years. They will begin to expire in Fiscal 2018.

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	4	4	3
Valuation allowance changes, net	6	4	(1)
Tax settlements	(1)	(2)	(3)
Other	—	1	—

	44%	42%	34%

15.	Discontinued Operations

In Fiscal 2012, the Company exited the 77kids business. These Consolidated Financial Statements reflect the results of 77kids as a discontinued operation for all periods presented.

In connection with the exit of the 77kids business, the Company became secondarily liable for obligations under lease agreements for 21 store leases assumed by the third party purchaser. In Fiscal 2014, the third party purchaser did not fulfill its obligations under the leases, resulting in the Company becoming primarily liable. The Company was required to make rental and lease termination payments and received reimbursement from the $11.5 million stand-by letter of credit provided by the third party purchaser. The Company has incurred $13.7 million in expense above the letter of credit proceeds to terminate store leases. The cash outflow for termination costs are expected to be paid in the first quarter of Fiscal 2015.

In accordance with ASC 460, Guarantees (“ASC 460”), as the Company became primarily liable under the leases upon the third party purchaser’s default, the remaining amounts to exit the lease agreements have been accrued in our Consolidated Financial Statements related to these guarantees.

Costs associated with exit or disposal activities are recorded when incurred. A summary of the pre-tax exit and disposal costs recognized within Loss from Discontinued Operations on the Consolidated Income Statement for 77kids are as follows. There were no exit or disposal costs recognized in Fiscal 2013 related to 77kids.

	For the Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Non-cash charges
Asset impairments	$—	$—	$16,623
Cash charges
Lease-related charges	$13,673	$—	$7,768
Inventory charges	—	—	10,237
Severence charges	—	—	3,439

Total charges	$13,673	$—	$38,067

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the liabilities for the exit of the 77kids brand recognized in the Consolidated Balance Sheets is as follows:

(In thousands)	January 31, 2015
Accrued liability as of February 1, 2014	$—
Add: Costs incurred	25,173
Less: Cash payments	(10,537)

Accrued liability as of January 31, 2015	$14,636

The tables below present the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for the years ended January 31, 2015, February 1, 2014 and February 2, 2013.

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Total net revenue	$—	$—	$20,117

Loss from discontinued operations, before income taxes(1)	$(13,673)	$—	$(51,839)
Income tax benefit	5,208	—	19,849

Loss from discontinued operations, net of tax	$(8,465)	$—	$(31,990)

Loss per common share from discontinued operations:
Basic	$(0.04)	$—	$(0.16)
Diluted	$(0.04)	$—	$(0.16)

(1)	Loss from discontinued operations is presented net of the reversal of non-cash lease credits for Fiscal 2012

16.	Restructuring Charges

During the 13 weeks ended November 1, 2014, the Company undertook restructuring aimed at strengthening the store portfolio and reducing corporate overhead, including severance and office space consolidation. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Costs associated with restructuring activities are recorded when incurred. A summary of costs recognized within Restructuring Charges on the Consolidated Income Statement for Fiscal 2014 are included in the table as follows.

(In thousands)	For the year ended
January 31, 2015
Cash restructuring charges
Office space consolidation charges	$8,571
Severance and related employee costs	7,816
Other corporate items	1,365

Total restructuring charges	$17,752

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

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

(In thousands)	January 31, 2015
Accrued liability as of February 1, 2014	$—
Add: Costs incurred, excluding non-cash charges	17,752
Less: Cash payments	(5,296)

Accrued liability as of January 31, 2015	$12,456

17.	Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2014 Quarters Ended
(In thousands, except per share amounts)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Total net revenue	$646,129	$710,595	$854,290	$1,071,853

Gross profit	$225,845	$237,547	$315,472	$375,810

Income from continuing operations	3,866	5,813	9,035	70,073
Loss from discontinued operations, net of tax	—	—	—	(8,465)

Net income	$3,866	$5,813	$9,035	$61,608

Basic per common share amounts:
Income from continuing operations	$0.02	$0.03	$0.05	$0.36
Loss from discontinued operations, net of tax	—	—	—	(0.04)

Basic net income per common share	$0.02	$0.03	$0.05	$0.32

Diluted per common share amounts:
Income from continuing operations	$0.02	$0.03	$0.05	$0.36
Loss from discontinued operations, net of tax	—	—	—	(0.04)

Diluted net income per common share	$0.02	$0.03	$0.05	$0.32

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2013 Quarters Ended
(In thousands, except per share amounts)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Total net revenue	$679,477	$727,313	$857,305	$1,041,707

Gross profit	$263,609	$245,495	$298,875	$306,020

Income from continuing operations	27,976	19,594	24,903	10,510
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$27,976	$19,594	$24,903	$10,510

Basic per common share amounts:
Income from continuing operations	$0.14	$0.10	$0.13	$0.05
Loss from discontinued operations, net of tax	—	—	—	—

Basic net income per common share	$0.14	$0.10	$0.13	$0.05

Diluted per common share amounts:
Income from continuing operations	$0.14	$0.10	$0.13	$0.05
Loss from discontinued operations, net of tax	—	—	—	—

Diluted net income per common share	$0.14	$0.10	$0.13	$0.05

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

In connection with the preparation of this Annual Report on Form 10-K as of January 31, 2015, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of January 31, 2015.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Eagle Outfitters, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of January 31, 2015 and February 1, 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015 of American Eagle Outfitters, Inc. and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 11, 2015

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference. See also Part I, Item 1 under the caption “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014
Consolidated Statements of Operations for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013
Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, January 1, 2014 and February 2, 2013
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a)(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

4.1	See Amended and Restated Certificate of Incorporation, as amended, in Exhibit 3.1 hereof

4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof

10.1^	Form of the Registrant’s 1994 Stock Option Plan(3)

10.2^	Form of Indemnification Agreement(4)

10.3^	Employee Stock Purchase Plan(5)

10.4^	Form of the Registrant’s 1999 Stock Incentive Plan, as amended(6)

10.5^	Deferred Compensation Plan, as amended(7)

10.6^	Form of Director Deferred Compensation Agreement(8)

10.7^	Form of 409A Addendum(9)

10.8^	Form of Long Term Incentive Compensation Plan Confidentiality, non-solicitation, non-competition and Intellectual Property Agreement(10)

10.9^	Employment Agreement between the Registrant and Dennis Parodi, dated February 18, 2003(11)

10.10^	Amendment to the Employment Agreement between the Registrant and Dennis Parodi, dated February 6, 2006(12)

10.11^	2005 Stock Award and Incentive Plan, as amended(13)

10.12^	Form of Change in Control Agreement dated April 21, 2010(14)

10.13^	Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement(15)

10.14^	Chief Executive Officer Employment Agreement between the Registrant and Robert L. Hanson, dated November 14, 2011(16)

10.15^	Employment Agreement between the Registrant and Mary M. Boland, dated May 30, 2012(17)

10.16^	Change in Control Agreement between the Registrant and Mary M. Boland, dated July 25, 2012(18)

10.17^	Employment Agreement between the Registrant and Chad Kessler, dated December 2, 2013(19)

10.18^	Employment Agreement between the Registrant and Marie Castellvi, dated January 29, 2014(20)

10.19^	Equity Agreement between the Registrant and Marie Castellvi, dated January 29, 2014(21)

10.20^	Employment Agreement between the Registrant and Jennifer Foyle, dated June 25, 2010(22)

10.21^	Employment Agreement between the Registrant and Simon Nankervis, dated September 7, 2011(23)

10.22^	2014 Stock Award and Incentive Plan(24)

Exhibit Number	Description

10.23	Credit Agreement, dated December 2, 2014, among American Eagle Outfitters Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and HSBC Bank USA, N.A. as administrative agent for the lenders, and certain other parties and agents(25)

10.24^	Separation Agreement between the Registrant and Kitty Yung, dated December 3, 2014(26)

10.25^	Third Amended and Restated Employment Agreement between the Registrant and Roger S. Markfield, dated July 23, 2014(27)

10.26^	Form of Notice of Grant of Stock Options and Option Agreement(28)

10.27^	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Awards Agreement(29)

10.28^	Form of Notice of Long Term Incentive Grant of Restricted Stock Units and Long Term Incentive Restricted Stock Units Award Agreement(30)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated November 20, 2007, filed November 26, 2007 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-79358), filed May 25, 1994, as amended on Form S-8 (file no. 333-12643), filed September 25, 1996 and Form S-8 (file no. 333-44759), filed January 22, 1998 and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.

(5)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.

(6)	Previously files as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.3 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.

(10)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 20, 2008, filed May 23, 2008 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.2 to the Form 8-K dated February 28, 2006, filed March 7, 2006 and incorporated herein by reference.

(13)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders held on June 16, 2009, filed May 4, 2009 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 21, 2010, filed April 26, 2010 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.25 to the Form 10-K dated January 29, 2011, filed on March 11, 2011 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated November 14, 2011, filed November 18, 2011 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 24, 2012, filed June 1, 2012 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 25, 2012, filed July 27, 2012 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.23 to the Form 10-K dated February 1 2014, filed on March 13, 2014 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.24 to the Form 10-K dated February 1 2014, filed on March 13, 2014 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.25 to the Form 10-K dated February 1 2014, filed on March 13, 2014 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.26 to the Form 10-K dated February 1 2014, filed on March 13, 2014 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.27 to the Form 10-K dated February 1 2014, filed on March 13, 2014 and incorporated herein by reference.

(24)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders held on May 29, 2014, filed April 14, 2014 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 2, 2014, filed December 4, 2014 and incorporated herein by reference.

(26)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 3, 2014, filed December 5, 2014 and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 23, 2014, filed July 25, 2014and incorporated herein by reference.

(28)	Previously filed as Exhibit 10.24 to the Form 10-K dated January 28, 2012, filed on March 15, 2012 and incorporated herein by reference.

(29)	Previously filed as Exhibit 10.25 to the Form 10-K dated January 28, 2012, filed on March 15, 2012 and incorporated herein by reference.

(30)	Previously filed as Exhibit 10.26 to the Form 10-K dated January 28, 2012, filed on March 15, 2012 and incorporated herein by reference.

^	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Interim Chief Executive Officer

Dated March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 11, 2015.

	Signature	Title

	/s/ Jay L. Schottenstein Jay L. Schottenstein	Interim Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

	/s/ Mary M. Boland Mary M. Boland	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

	/s/ Scott M. Hurd Scott M. Hurd	Vice President, Controller (Principal Accounting Officer)

	* Michael G. Jesselson	Director

	* Thomas R. Ketteler	Director

	* Roger S. Markfield	Director

	* Cary D. McMillan	Director

	* Janice E. Page	Director

	* David M. Sable	Director

	* Noel J. Spiegel	Director

*By:	/s/ Mary M. Boland Mary M. Boland, Attorney-in-Fact