Form 10-Q
period 2015-05-02
AMERICAN EAGLE OUTFITTERS INC
filed 2015-05-27
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,420,953 Common Shares were outstanding at May 22, 2015.

AMERICAN EAGLE OUTFITTERS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)	May 2, 2015	January 31, 2015	May 3, 2014
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$326,907	$410,697	$327,699
Merchandise inventory	332,645	278,972	329,249
Accounts receivable	64,010	67,894	67,720
Prepaid expenses and other	77,503	73,848	90,227
Deferred income taxes	58,574	59,102	46,057

Total current assets	859,639	890,513	860,952

Property and equipment, at cost, net of accumulated depreciation	706,885	694,856	680,378
Intangible assets, at cost, net of accumulated amortization	47,419	47,206	49,087
Goodwill	13,243	13,096	13,598
Non-current deferred income taxes	9,129	14,035	11,663
Other assets	36,445	37,202	36,199

Total assets	$1,672,760	$1,696,908	$1,651,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203,239	$191,146	$195,703
Accrued compensation and payroll taxes	40,379	44,884	31,219
Accrued rent	78,741	78,567	74,023
Accrued income and other taxes	6,504	33,110	7,756
Unredeemed gift cards and gift certificates	37,385	47,888	35,578
Current portion of deferred lease credits	13,125	12,969	13,155
Other liabilities and accrued expenses	49,415	50,529	38,303

Total current liabilities	428,788	459,093	395,737
Non-current liabilities:
Deferred lease credits	57,162	54,516	61,562
Non-current accrued income taxes	10,884	10,456	11,063
Other non-current liabilities	30,521	33,097	34,357

Total non-current liabilities	98,567	98,069	106,982
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 195,061, 194,516 and 194,409 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	563,709	569,675	556,054
Accumulated other comprehensive income	(11,044)	(9,944)	16,093
Retained earnings	1,545,674	1,543,085	1,542,106
Treasury stock, 54,500, 55,050 and 55,157 shares, respectively	(955,430)	(965,566)	(967,591)

Total stockholders’ equity	1,145,405	1,139,746	1,149,158

Total liabilities and stockholders’ equity	$1,672,760	$1,696,908	$1,651,877

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
(In thousands, except per share amounts)	May 2, 2015	May 3, 2014
Total net revenue	$699,520	$646,129
Cost of sales, including certain buying, occupancy and warehousing expenses	437,308	420,284

Gross profit	262,212	225,845
Selling, general and administrative expenses	185,091	185,058
Depreciation and amortization expense	35,127	32,362

Operating income	41,994	8,425
Other income, net	5,970	686

Income before income taxes	47,964	9,111
Provision for income taxes	18,909	5,245

Net income	$29,055	$3,866

Net income per basic share	$0.15	$0.02
Net income per diluted share	$0.15	$0.02

Cash dividends per common share	$0.125	$0.125
Weighted average common shares outstanding — basic	194,975	194,060
Weighted average common shares outstanding — diluted	195,880	194,702

Retained earnings, beginning	1,543,085	1,569,851
Net income	29,055	3,866
Cash dividends and dividend equivalents	(24,989)	(24,877)
Reissuance of treasury stock	(1,477)	(6,734)

Retained earnings, ending	$1,545,674	$1,542,106

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014
Net income	$29,055	$3,866
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(1,100)	3,936

Other comprehensive (loss) gain:	(1,100)	3,936

Comprehensive income	$27,955	$7,802

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014
Operating activities:
Net income	$29,055	$3,866

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,302	32,786
Share-based compensation	8,102	3,188
Deferred income taxes	4,654	3,833
Foreign currency transaction (gain) loss	(3,692)	96
Changes in assets and liabilities:
Merchandise inventory	(52,806)	(37,057)
Accounts receivable	3,522	5,709
Prepaid expenses and other	(27)	(2,949)
Other assets	11,334	(4,354)
Accounts payable	5,070	2,112
Unredeemed gift cards and gift certificates	(10,665)	(11,690)
Deferred lease credits	2,517	1,782
Accrued compensation and payroll taxes	(3,670)	7,872
Accrued income and other taxes	(24,175)	1,590
Accrued liabilities	(17,252)	(11,128)

Total adjustments	(41,786)	(8,210)

Net cash used for operating activities	(12,731)	(4,344)
Investing activities:
Capital expenditures for property and equipment	(41,743)	(72,015)
Acquisition of intangible assets	(1,078)	(640)
Sale of available-for-sale securities	—	10,002

Net cash used for investing activities	(42,821)	(62,653)
Financing activities:
Payments on capital leases	(1,542)	(1,391)
Repurchase of common stock from employees	(4,991)	(7,389)
Net proceeds from stock options exercised	1,028	6,755
Excess tax benefit from share-based payments	594	696
Cash dividends paid	(24,381)	(24,299)

Net cash used for financing activities	(29,292)	(25,628)

Effect of exchange rates changes on cash	1,054	1,391

Net decrease in cash and cash equivalents	(83,790)	(91,234)
Cash and cash equivalents — beginning of period	410,697	418,933

Cash and cash equivalents — end of period	$326,907	$327,699

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$43,282	$7,995
Cash paid during the period for interest	$333	$200

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 2, 2015 and May 3, 2014 and for the 13 week period ended May 2, 2015 and May 3, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2014 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At May 2, 2015, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2015” refers to the 52 week period ending January 30, 2016. “Fiscal 2014” refers to the 52 week period ended January 31, 2015.

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

Foreign Currency Translation

In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into United States dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income.

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

The Company recognizes royalty revenue generated from its license agreements based on a percentage of merchandise sales by the licensee. This revenue is recorded as a component of total net revenue when earned.

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

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. There was no net impairment loss for investment securities recognized in earnings during the 13 weeks ended May 2, 2015 or May 3, 2014.

Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of May 2, 2015 and May 3, 2014, the Company held no short-term or long-term investments.

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

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canadian business and businesses in Hong Kong and China. In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 31, 2015. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s intangible assets, which primarily include trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 weeks ended May 2, 2015 and May 3, 2014.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.7 million and $1.6 million of revenue related to gift card breakage during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.

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

3. Cash and Cash Equivalents, Short-term Investments and Long-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	May 2, 2015	January 31, 2015	May 3, 2014
Cash and cash equivalents:
Cash	$234,190	$370,692	$217,117
Money-market	92,717	40,005	88,535
Treasury bills	—	—	22,047

Total cash and cash equivalents	$326,907	$410,697	$327,699

Total	$326,907	$410,697	$327,699

There were no proceeds from the sale of investments for the 13 weeks ended May 2, 2015. Proceeds from the sale of investments were $10.0 million for the 13 weeks ended May 3, 2014. There were no purchases of investments for the 13 weeks ended May 2, 2015 and May 3, 2014.

There were no unrecognized gains or losses for the Company’s available-for-sale securities for the 13 weeks ended May 2, 2015 or May 3, 2014.

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

As of May 2, 2015 and May 3, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis at May 2, 2015 and May 3, 2014:

	Fair Value Measurements at May 2, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$234,190	$234,190	$—	$—
Money-market	92,717	92,717	—	—

Total cash and cash equivalents	$326,907	$326,907	—	—

Total	$326,907	$326,907	—	—

	Fair Value Measurements at May 3, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$217,117	$217,117	$—	$—
Money-market	88,535	88,535	—	—
Treasury bills	22,047	22,047	—	—

Total cash and cash equivalents	$327,699	$327,699	$—	$—

Total	$327,699	$327,699	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at May 2, 2015 or May 3, 2014.

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

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,975	194,060
Dilutive effect of stock options and non-vested restricted stock	905	642

Diluted number of common shares outstanding	195,880	194,702

Equity awards to purchase approximately 40,000 shares of common stock during the 13 weeks ended May 2, 2015 and approximately 2.5 million shares of common stock during the 13 weeks ended May 3, 2014, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were 12,000 shares for the 13 weeks ended May 2, 2015, and 1.7 million shares for the 13 weeks ended May 3, 2014 of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 1.9 million shares of restricted stock units for the 13 weeks ended May 2, 2015 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	May 2, 2015	January 31, 2015	May 3, 2014
Property and equipment, at cost	$1,720,740	$1,684,709	$1,655,322
Less: Accumulated depreciation	(1,013,855)	(989,853)	(974,944)

Property and equipment, net	$706,885	$694,856	$680,378

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	May 2, 2015	January 31, 2015	May 3, 2014
Trademarks and other intangibles, at cost	$60,462	$59,385	$58,761
Less: Accumulated amortization	(13,043)	(12,179)	(9,674)

Intangible assets, net	$47,419	$47,206	$49,087

8. Other Credit Arrangements

In Fiscal 2014, the Company entered into a Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of May 2, 2015, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on May 2, 2015.

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of May 2, 2015, the Company had outstanding trade letters of credit of $17.5 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 2, 2015 and May 3, 2014 was $8.1 million ($4.9 million, net of tax) and $3.2 million ($2.0 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over one year and are earned if the Company meets pre-established performance goals.

A summary of the Company’s stock option activity for the 13 weeks ended May 2, 2015 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding — January 31, 2015	2,390	$16.28
Granted	—	—
Exercised (1)	(72)	$14.36
Cancelled	(696)	$19.28

Outstanding — May 2, 2015	1,623	$15.08	2.3	1,674

Vested and expected to vest — May 2, 2015	1,616	$15.08	2.3	1,664

Exercisable — May 2, 2015 (2)	1,170	$14.62	2.6	1,552

(1)	Options exercised during the 13 weeks ended May 2, 2015 had exercise prices ranging from $8.09 to $16.49.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at May 2, 2015.

The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 3, 2014 was $3.99. The aggregate intrinsic value of options exercised during the 13 weeks ended May 2, 2015 and May 3, 2014 was $0.2 million and $1.0 million, respectively.

Cash received from the exercise of stock options was $1.0 million for the 13 weeks ended May 2, 2015 and $6.8 million for the 13 weeks ended May 3, 2014. The actual tax benefit realized from stock option exercises totaled ($0.2) million for the 13 weeks ended May 2, 2015 and ($0.7) million for the 13 weeks ended May 3, 2014.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

13 Weeks Ended
Black-Scholes Option Valuation Assumptions	May 3, 2014
Risk-free interest rate (1)	1.5%
Dividend yield	3.1%
Volatility factor (2)	41.2%
Weighted-average expected term (3)	4.5 years
Expected forfeiture rate (4)	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of May 2, 2015, there was $0.3 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Grants

Time-based restricted stock awards are comprised of time-based restricted stock units. These awards vest over one to three years. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

Performance-based restricted stock awards include performance-based restricted stock units. These awards cliff vest at the end of a one to three year period based upon the Company’s achievement of pre-established goals throughout the term of the award. Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended May 2, 2015		13 Weeks Ended May 2, 2015
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested — January 31, 2015	1,596	$15.95	2,435	$16.02
Granted	1,060	14.85	1,120	14.82
Vested	(569)	16.97	(166)	14.77
Cancelled	(17)	16.82	(731)	14.72

Nonvested — May 2, 2015	2,070	$15.10	2,658	$15.95

As of May 2, 2015, there was $27.0 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. Based on current probable performance, there was $12.2 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of May 2, 2015, the Company had 6.9 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended May 2, 2015 was 39.4% compared to 57.6% for the 13 weeks ended May 3, 2014. The decrease in the effective income tax rate this year is primarily due to reduced valuation allowances on foreign losses as well as increased worldwide earnings.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 2, 2015 and May 3, 2014. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $5.9 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

In connection with the exit of the 77kids business, the Company became secondarily liable for obligations under lease agreements for 21 store leases assumed by the third party purchaser. In Fiscal 2014, the third party purchaser did not fulfill its obligations under the leases, resulting in the Company becoming primarily liable. The Company was required to make rental and lease termination payments and received reimbursement from the $11.5 million stand-by letter of credit provided by the third party purchaser. The cash outflow for termination costs is expected to be paid in Fiscal 2015.

In accordance with ASC 460, Guarantees (“ASC 460”), as the Company became primarily liable under the leases upon the third party purchaser’s default, the remaining amounts to exit the lease agreements have been accrued in our Consolidated Financial Statements related to these guarantees.

During the 13 weeks ended May 2, 2015 and May 3, 2014, there were no costs associated with discontinued operations incurred on the Consolidated Statement of Operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

(In thousands)	May 2, 2015
Accrued liability as of January 31, 2015	$14,636
Add: Costs incurred	—
Less: Cash payments	(899)

Accrued liability as of May 2, 2015	$13,737

13. Restructuring Charges

During Fiscal 2014, the Company undertook restructuring aimed at strengthening the store portfolio and reducing corporate overhead, including severance and office space consolidation. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Costs associated with restructuring activities are recorded when incurred. During the 13 weeks ended May 2, 2015 and May 3, 2014, there were no costs associated with restructuring incurred on the Consolidated Statement of Operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

(In thousands)	May 2, 2015
Accrued liability as of January 31, 2015	$12,456
Add: Costs incurred	—
Less: Cash payments	(6,247)

Accrued liability as of May 2, 2015	$6,209

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen week periods ended May 2, 2015 and May 3, 2014, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of May 2, 2015 and May 3, 2014, and the related consolidated statements of operations and retained earnings, comprehensive income, and cash flows for the thirteen week periods ended May 2, 2015 and May 3, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 11, 2015. In our opinion, the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of January 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 27, 2015

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2014 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2014 Annual Report on Form 10-K.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 20 AEO stores primarily in the Factory store format in North America and continued international expansion during Fiscal 2015;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;

•	the selection of approximately 25 to 30 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2015;

•	the potential closure of approximately 45 to 50 American Eagle Outfitters and 20 to 25 aerie stores in the United States and Canada during Fiscal 2015;

•	the planned opening of approximately 30 new international third party operated American Eagle Outfitters stores during Fiscal 2015;

•	the success of our core American Eagle Outfitters and aerie brands through our omni-channel outlets within North America and internationally;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2014 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters and aerie stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle Outfitters and aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

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

Results of Operations

Overview

Our first quarter performance was ahead of our expectations with better than expected sales, higher AUR and a lower markdown rate. Both AE and aerie brands performed well with stronger merchandise and customer response. We effectively controlled costs and saw benefit from our ongoing expense reduction initiatives. This led to earnings per diluted share of $0.15 this year, compared to $0.02 last year.

Our first quarter total net revenue was $699.5 million and consolidated comparable sales, including AEO Direct, increased 7%, following a 10% decrease last year. By brand, American Eagle Outfitters comparable sales increased 7% while aerie increased 12%.

Gross profit increased to $262.2 million compared to $225.8 million last year and leveraged 260 basis points to 37.5% as a rate to total net revenue. The improvement is largely attributed to improvement in the markdown rate.

Operating income for the first quarter was $42.0 million. Net income for the first quarter this year was $29.1 million, or $0.15 per diluted share compared to net income of $3.9 million, or $0.02 per diluted share for the same period last year.

We had $326.9 million in cash and cash equivalents as of May 2, 2015. Merchandise inventory at the end of the first quarter was $332.6 million, compared to $329.2 million last year, flat to last year on a cost per foot basis.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.5	65.1

Gross profit	37.5	34.9
Selling, general and administrative expenses	26.5	28.6
Depreciation and amortization expense	5.0	5.0

Operating income	6.0	1.3
Other income, net	0.9	0.1

Income before income taxes	6.9	1.4
Provision for income taxes	2.7	0.8

Net income	4.2%	0.6%

The following table shows our adjusted consolidated store data:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Number of stores:
Beginning of period	1,056	1,066
Opened (1)	4	11
Closed	(6)	(20)

End of period	1,054	1,057

Total gross square feet at end of period	6,617,032	6,495,360

International licensed/franchise stores at end of period (2)	109	77

(1)	Store openings for the 13 weeks ended May 2, 2015 include 3 factory stores in the US and 1 factory store in Mexico.
(2)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 956 American Eagle Outfitters retail stores, 98 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended May 2, 2015 to the 13 weeks ended May 3, 2014

Total Net Revenue

Total net revenue was $699.5 million, an 8% increase from $646.1 million last year. The increase resulted primarily from a consolidated comparable sales increase of 7% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 7%, or $37.3 million, and aerie brand comparable sales increased 12%, or $4.5 million.

Total comparable sales for AE women’s and men’s increased 11% and 2%, respectively. On a consolidated basis, traffic was flat for the quarter. However, as a result of reduced markdowns and a change in promotional strategies, the average transaction value increased in the low double-digits, driven by a low single-digit increase in the average unit retail.

Gross Profit

Gross profit increased to $262.2 million compared to $225.8 million last year. As a rate to total net revenue, gross profit was 37.5% compared to 34.9% in the same quarter last year. The 260 basis point increase in gross margin was due to decreased markdowns and promotional activity. This is partially offset by buying, occupancy and warehousing costs increasing 30 basis points as a rate to total net revenue due to higher delivery costs from an increase in online orders.

There was $4.4 million and $1.4 million of share-based payment expense included in gross profit for the periods ended May 2, 2015 and May 3, 2014, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $185.1 million, flat to last year. As a rate to total net revenue, SG&A expenses decreased to 26.5% compared to 28.6% last year. Expense reduction efforts offset an increase in incentive and variable selling expense, driven by strong sales performance.

There was $3.6 million and $1.8 million of share-based payment expense included in selling, general and administrative expenses for the periods ended May 2, 2015 and May 3, 2014, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $35.1 million, compared to $32.4 million last year. As a rate to total net revenue, depreciation and amortization expense was 5.0% for both the periods ended May 2, 2015 and May 3, 2014. The increase in expense was driven by omni-channel and technology investments, new factory and international stores and our new distribution center.

Other Income, Net

Other income was $6.0 million, compared to $0.7 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended May 2, 2015 was 39.4% compared to 57.6% for the 13 weeks ended May 3, 2014. The decrease in the effective income tax rate this year is primarily due to lower valuation allowances on foreign losses and higher earnings.

Net Income

Net income increased to $29.1 million, or 4.2% as a percent to total net revenue, from $3.9 million, or 0.6% as a percent to total net revenue last year. Net income per diluted share increased to $0.15 per diluted share from $0.02 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us,. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of May 2, 2015, we had 109 stores operated by our third party operators in 17 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 2, 2015, we had 101 company-operated stores in Canada, 19 in Mexico, five in Hong Kong, nine in China, six in Puerto Rico and three in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of May 2, 2015, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 2, 2015:

	Fair Value Measurements at May 2, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$234,190	$234,190	$—	$—
Money-market	92,717	92,717	—	—

Total cash and cash equivalents	$326,907	$326,907	—	—

Total	$326,907	$326,907	—	—

Percent to Total	100.0%	100.0%	0.0%	0.0%

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

The following sets forth certain measures of our liquidity:

	May 2, 2015	January 31, 2015	May 3, 2014
Working Capital (in thousands)	$430,851	$431,420	$465,215
Current Ratio	2.00	1.94	2.18

The $0.6 million and $34.4 million decrease in working capital compared to January 31, 2015 and May 3, 2014, respectively, is primarily related to use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends.

Cash Flows from Operating Activities

Net cash used for operating activities totaled $12.7 million and $4.3 million for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows used for operations this year was primarily driven by inventory levels and incentive pay-outs this year, partially offset by increased income year-over-year.

Cash Flows from Investing Activities

Investing activities for the 13 weeks ended May 2, 2015 primarily consisted of $41.7 million of capital expenditures for property and equipment. Investing activities for the 13 weeks ended May 3, 2014 primarily consisted of $72.0 million of capital expenditures for property and equipment partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities

Cash used for financing activities for the 13 weeks ended May 2, 2015 consisted primarily of $24.4 million for cash dividends paid at a rate of $0.125 per share, $5.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $1.5 million for the payments on capital leases, partially offset by $1.0 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs this year.

Cash used for financing activities for the 13 weeks ended May 3, 2014 consisted primarily of $24.3 million for cash dividends paid at a rate of $0.125 per share, $7.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $1.4 million for the payments on capital leases. There were no purchases of common stock from publically announced programs. This was partially offset by $6.8 million of net proceeds from stock options exercised.

Credit Facilities

In Fiscal 2014, we entered into a Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of May 2, 2015, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on May 2, 2015.

Additionally, we have borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of May 2, 2015, the we had outstanding trade letters of credit of $17.5 million.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended May 2, 2015 were $41.7 million and included $12.3 million related to investments in our stores, including 4 new AE stores and 10 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($6.4 million), other home office projects ($12.4 million), the improvement and expansion of our distribution centers ($6.5 million) and investments in e-commerce ($4.1 million).

For Fiscal 2015, we expect capital expenditures to be approximately $150 million related to the continued construction of our new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format, and new wholly-owned international locations in Mexico, Asia and the United Kingdom. Additionally, we plan to remodel and refurbish approximately 25 AEO stores.

Stock Repurchases

During the 13 weeks ended May 2, 2015 and May 3, 2014, there were no share repurchases as a part of our publicly announced repurchase programs.

During the 13 weeks ended May 2, 2015 and May 3, 2014, we repurchased approximately 0.3 million and 0.5 million shares, respectively, from certain employees at market prices totaling $5.0 million and $7.3 million respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under our approved Stock Awards and Incentive Plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended May 2, 2015, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on April 22, 2015. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 31, 2015 contained in our Fiscal 2014 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from January 31, 2015. Our market risk profile as of January 31, 2015 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2014 Annual Report on Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 2, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2014 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 2, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1)(3)
Month #1 (February 1, 2015 through February 28, 2015)	4,797	$14.50	—	18,400,000
Month #2 (March 1, 2015 through April 4, 2015)	308,793	$15.93	—	18,400,000
Month #3 (April 5, 2015 through May 2, 2015)	1,971	$17.16	—	18,400,000

Total	315,561	$15.91	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 2, 2015, and there were 315,561 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

ITEM 6.	EXHIBITS.

* Exhibit 10.1	Form of Notice and Grant of Award Agreement under 2014 Stock Award and Incentive Plan

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 27, 2015

American Eagle Outfitters, Inc.

(Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)