Form 10-Q
period 2015-08-01
AMERICAN EAGLE OUTFITTERS INC
filed 2015-08-27
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,429,368 Common Shares were outstanding at August 24, 2015.

AMERICAN EAGLE OUTFITTERS, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)	August 1, 2015	January 31, 2015	August 2, 2014
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$327,290	$410,697	$262,628
Merchandise inventory	408,541	278,972	393,316
Accounts receivable	50,693	67,894	47,028
Prepaid expenses and other	75,477	73,848	89,426
Deferred income taxes	60,974	59,102	41,646

Total current assets	922,975	890,513	834,044
Property and equipment, at cost, net of accumulated depreciation	712,279	694,856	729,463
Intangible assets, at cost, net of accumulated amortization	47,154	47,206	48,510
Goodwill	13,006	13,096	13,616
Non-current deferred income taxes	13,166	14,035	13,534
Other assets	51,629	37,202	40,894

Total assets	$1,760,209	$1,696,908	$1,680,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$263,145	$191,146	$254,802
Accrued compensation and payroll taxes	37,851	44,884	25,917
Accrued rent	77,127	78,567	75,649
Accrued income and other taxes	14,654	33,110	6,225
Unredeemed gift cards and gift certificates	30,502	47,888	29,092
Current portion of deferred lease credits	13,240	12,969	13,635
Other liabilities and accrued expenses	55,625	50,529	34,469

Total current liabilities	492,144	459,093	439,789
Non-current liabilities:
Deferred lease credits	56,421	54,516	62,779
Non-current accrued income taxes	5,441	10,456	11,089
Other non-current liabilities	40,525	33,097	32,557

Total non-current liabilities	102,387	98,069	106,425
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 195,429, 194,516 and 194,432 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	577,146	569,675	559,694
Accumulated other comprehensive income (loss)	(18,378)	(9,944)	15,949
Retained earnings	1,553,380	1,543,085	1,522,856
Treasury stock, 54,137, 55,050 and 55,134 shares, respectively	(948,966)	(965,566)	(967,148)

Total stockholders’ equity	1,165,678	1,139,746	1,133,847

Total liabilities and stockholders’ equity	$1,760,209	$1,696,908	$1,680,061

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share amounts)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total net revenue	$797,428	$710,595	$1,496,948	$1,356,724
Cost of sales, including certain buying, occupancy and warehousing expenses	512,389	473,048	949,697	893,332

Gross profit	285,039	237,547	547,251	463,392
Selling, general and administrative expenses	195,791	190,078	380,882	375,136
Depreciation and amortization expense	36,109	35,422	71,237	67,784

Operating income	53,139	12,047	95,132	20,472
Other (expense) income, net	(2,237)	850	3,733	1,536

Income before income taxes	50,902	12,897	98,865	22,008
Provision for income taxes	17,637	7,084	36,547	12,329

Net income	$33,265	$5,813	$62,318	$9,679

Basic income per common share:
Net income per basic share	$0.17	$0.03	$0.32	$0.05

Diluted income per common share:
Net income per diluted share	$0.17	$0.03	$0.32	$0.05

Cash dividends per common share	$0.125	$0.125	$0.25	$0.25

Weighted average common shares outstanding—basic	195,508	194,511	195,241	194,285
Weighted average common shares outstanding—diluted	196,885	194,747	196,532	194,751

Retained earnings, beginning	$1,545,674	$1,542,106	$1,543,085	$1,569,851
Net income	33,265	5,813	62,318	9,679
Cash dividends and dividend equivalents	(24,428)	(24,954)	(49,417)	(49,831)
Reissuance of treasury stock	(1,131)	(109)	(2,606)	(6,843)

Retained earnings, ending	$1,553,380	$1,522,856	$1,553,380	$1,522,856

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$33,265	$5,813	$62,318	$9,679
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(7,334)	(145)	(8,434)	3,792

Other comprehensive (loss) gain:	(7,334)	(145)	(8,434)	3,792

Comprehensive income	$25,931	$5,668	$53,884	$13,471

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014
Operating activities:
Net income	$62,318	$9,679
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	71,582	68,635
Share-based compensation	22,091	6,559
Deferred income taxes	(1,272)	6,332
Foreign currency transaction loss	(1,062)	121
Changes in assets and liabilities:
Merchandise inventory	(131,345)	(101,006)
Accounts receivable	16,189	25,660
Prepaid expenses and other	(1,800)	(1,982)
Other assets	(16,074)	4,773
Accounts payable	67,869	36,312
Unredeemed gift cards and gift certificates	(17,285)	(18,188)
Deferred lease credits	2,349	3,448
Accrued compensation and payroll taxes	(6,407)	2,390
Accrued income and other taxes	(22,926)	52
Accrued liabilities	3,289	(13,145)

Total adjustments	(14,802)	19,961

Net cash provided by operating activities	47,516	29,640
Investing activities:
Capital expenditures for property and equipment	(78,927)	(146,326)
Acquisition of intangible assets	(1,680)	(894)
Sale of available-for-sale securities	—	10,002

Net cash used for investing activities	(80,607)	(137,218)
Financing activities:
Payments on capital leases	(3,084)	(2,567)
Repurchase of common stock from employees	(5,149)	(7,389)
Net proceeds from stock options exercised	6,362	6,755
Excess tax benefit from share-based payments	653	697
Cash dividends paid	(48,809)	(48,602)

Net cash used for financing activities	(50,027)	(51,106)

Effect of exchange rates changes on cash	(289)	2,379

Net decrease in cash and cash equivalents	(83,407)	(156,305)
Cash and cash equivalents—beginning of period	410,697	418,933

Cash and cash equivalents—end of period	$327,290	$262,628

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$60,936	$11,108
Cash paid during the period for interest	$611	$317

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 1, 2015 and August 2, 2014 and for the 13 and 26 week periods ended August 1, 2015 and August 2, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2014 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At August 1, 2015, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Originally, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB voted to approve amendments that deferred the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. The amendment allows early adoption, but not before the original effective date of December 15, 2016. Accordingly, the Company will adopt ASU 2014-09 on February 4, 2018. The Company does not expect a material impact of the adoption of this guidance on the Company’s consolidated financial condition, results of operations and cash flows.

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

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of total net revenue. For further information on the Company’s gift card program, refer to the Gift Cards caption below.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of foreign currency transaction gain/loss and interest income/expense.

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments –Debt and Equity Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. There was no net impairment loss for investment securities recognized in earnings during the 13 and 26 weeks ended August 1, 2015 or August 2, 2014.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of August 1, 2015 and August 2, 2014, the Company held no short-term investments.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 26 weeks ended August 1, 2015 or August 2, 2014.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.5 million and $1.3 million of revenue related to gift card breakage during both the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. During the 26 weeks ended August 1, 2015 and August 2, 2014, the Company recorded $3.2 million and $2.9 million, respectively, of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	August 1, 2015	January 31, 2015	August 2, 2014
Cash and cash equivalents:
Cash	$248,824	$370,692	$186,840
Money-market	78,466	40,005	53,606
Treasury bills	—	—	22,182

Total cash and cash equivalents	$327,290	$410,697	$262,628

Total	$327,290	$410,697	$262,628

Proceeds from the sale of investments were $10.0 million for the 26 weeks August 2, 2014. There were no sales or purchases of investments for the 26 weeks ended August 1, 2015.

There were no unrecognized gains or losses for the Company’s available-for-sale securities for the 13 or 26 weeks ended August 1, 2015 or August 2, 2014.

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

As of August 1, 2015 and August 2, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at August 1, 2015 and August 2, 2014:

	Fair Value Measurements at August 1, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$248,824	$248,824	—	—
Money-market	78,466	78,466	—	—
Total cash and cash equivalents	$327,290	$327,290	—	—

Total	$327,290	$327,290	—	—

	Fair Value Measurements at August 2, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$186,840	$186,840	—	—
Money-market	53,606	53,606	—	—
Treasury bills	22,182	22,182	—	—

Total cash and cash equivalents	$262,628	$262,628	—	—

Total	$262,628	$262,628	—	—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at August 1, 2015 or August 2, 2014.

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

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Weighted average common shares outstanding:
Basic number of common shares outstanding	195,508	194,511	195,241	194,285
Dilutive effect of stock options and non-vested restricted stock	1,377	236	1,291	466

Diluted number of common shares outstanding	196,885	194,747	196,532	194,751

Equity awards to purchase approximately 40,000 shares of common stock during the 13 and 26 weeks ended August 1, 2015, respectively, and approximately 2.6 million and 2.5 million shares of common stock during the 13 weeks and 26 weeks ended August 2, 2014, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were no shares for both the 13 and 26 weeks ended August 1, 2015, respectively, and no shares and 1.6 million shares for the 13 and 26 weeks ended August 2, 2014, respectively, of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 0.9 million shares of restricted stock units for the 13 and 26 weeks ended August 1, 2015, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

(In thousands)	August 1, 2015	January 31, 2015	August 2, 2014
Property and equipment, at cost	$1,752,491	$1,684,709	$1,731,661
Less: Accumulated depreciation	(1,040,212)	(989,853)	(1,002,198)

Property and equipment, net	$712,279	$694,856	$729,463

7. Intangible Assets

Intangible assets consist of the following:

(In thousands)	August 1, 2015	January 31, 2015	August 2, 2014
Trademarks and other intangibles, at cost	$61,065	$59,385	$59,015
Less: Accumulated amortization	(13,911)	(12,179)	(10,505)

Intangible assets, net	$47,154	$47,206	$48,510

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

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets and have been further secured by first-priority mortgages on certain real property.

As of August 1, 2015, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of August 1, 2015.

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of August 1, 2015, the Company had outstanding trade letters of credit of $20.6 million

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 1, 2015 was $14.0 million ($8.6 million, net of tax) and $22.1 million ($13.5 million, net of tax), respectively, and for the 13 and 26 weeks ended August 2, 2014 was $3.4 million ($2.1 million, net of tax) and $6.6 million ($4.0 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over one year and are earned if the Company meets pre-established performance goals.

A summary of the Company’s stock option activity for the 26 weeks ended August 1, 2015 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 31, 2015	2,390	$16.28
Exercised (1)	(403)	$15.80
Cancelled	(720)	$19.38

Outstanding - August 1, 2015	1,267	$14.67	2.6	3,931

Vested and expected to vest - August 1, 2015	1,261	$14.67	2.6	3,910

Exercisable - August 1, 2015 (2)	1,170	$14.62	2.4	3,658

(1)	Options exercised during the 26 weeks ended August 1, 2015 had exercise prices ranging from $8.09 to $16.49.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at August 1, 2015.

Cash received from the exercise of stock options was $6.4 million for the 26 weeks ended August 1, 2015 and $6.8 million for the 26 weeks ended August 2, 2014. The actual tax benefit realized from stock option exercises totaled $0.6 million for the 26 weeks ended August 1, 2015 and $0.8 million for the 26 weeks ended August 2, 2014.

There were no stock options granted during the 26 weeks ended August 1, 2015. The weighted-average grant date fair value of stock options granted during the 26 weeks ended August 2, 2014 was $3.99. The aggregate intrinsic value of options exercised during the 26 weeks ended August 1, 2015 and August 2, 2014 was $0.2 million and $1.0 million, respectively.

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

As of August 1, 2015, there was $0.3 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 1.7 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	August 1, 2015		August 1, 2015
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - January 31, 2015	1,596	$15.95	2,435	$16.02
Granted	1,094	14.90	1,230	14.97
Vested	(583)	16.97	(166)	14.77
Cancelled	(62)	15.10	(735)	14.72

Nonvested - August 1, 2015	2,045	$15.13	2,764	$15.97

As of August 1, 2015, there was $21.8 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. Based on current probable performance, there was $10.2 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of August 1, 2015, the Company had 6.7 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended August 1, 2015 was 34.7% compared to 54.9% for the 13 weeks ended August 2, 2014. The effective income tax rate based on actual operating results for the 26 weeks ended August 1, 2015 was 37.0% compared to 56.0% for the 26 weeks ended August 2, 2014. The decrease in the effective income tax rate for the 13 weeks and 26 weeks ended August 1, 2015 was primarily due to a decrease in the amount of valuation allowance recorded as a result of reduced foreign losses as well as increased worldwide earnings in addition to income tax settlements and other changes in income tax reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by approximately $5.7 million during the 13 weeks ended August 1, 2015. The decrease was primarily due to income tax settlements and other changes in income tax reserves. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.8 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Discontinued Operations

In Fiscal 2012, the Company exited the 77kids business. In connection with the exit of the 77kids business, the Company became secondarily liable for obligations under lease agreements for 21 store leases assumed by the third party purchaser. In Fiscal 2014, the third party purchaser did not fulfill its obligations under the leases, resulting in the Company becoming primarily liable. The Company was required to make rental and lease termination payments and received reimbursement from the $11.5 million stand-by letter of credit provided by the third party purchaser. The cash outflow for the remaining lease termination costs is expected to be paid in Fiscal 2015.

In accordance with ASC 460, Guarantees (“ASC 460”), as the Company became primarily liable under the leases upon the third party purchaser’s default, the estimated remaining amounts to terminate the lease agreements have been accrued in our Consolidated Financial Statements related to these guarantees.

During the 26 weeks ended August 1, 2015 and August 2, 2014, there were no costs associated with discontinued operations incurred on the Consolidated Statement of Operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

(In thousands)
Accrued liability as of January 31, 2015	$14,636
Add: Costs incurred	—
Less: Cash payments	(1,542)

Accrued liability as of August 1, 2015	$13,094

13. Restructuring Charges

During Fiscal 2014, the Company undertook restructuring aimed at strengthening the store portfolio and reducing corporate overhead, including severance and office space consolidation. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Costs associated with restructuring activities are recorded when incurred. During the 26 weeks ended August 1, 2015 and August 2, 2014, there were no costs associated with restructuring incurred on the Consolidated Statement of Operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

(In thousands)
Accrued liability as of January 31, 2015	$12,456
Add: Costs incurred	—
Less: Cash payments	(7,933)

Accrued liability as of August 1, 2015	$4,523

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements as of and for the thirteen week periods ended August 1, 2015 and August 2, 2014, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of August 1, 2015 and August 2, 2014, and the related consolidated statements of operations and retained earnings, and comprehensive income for the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014 and the consolidated statements of cash flows for the twenty-six week periods ended August 1, 2015 and August 2, 2014. These financial statements are the responsibility of the Company’s management.

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

August 27, 2015

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 20 AEO stores in the Factory store format in North America and continued international expansion during Fiscal 2015;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;

•	the selection of approximately 25 to 30 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2015;

•	the potential closure of approximately 45 to 50 American Eagle Outfitters and 20 aerie stores in the United States and Canada during Fiscal 2015;

•	the planned opening of approximately 30 new international third party operated American Eagle Outfitters stores during Fiscal 2015;

•	the success of our continued omni-channel transformation and the success of our American Eagle Outfitters and aerie brands within North America and internationally;

•	the expected payment of a dividend in future periods;

•	the possibility that our credit facilities may not be available for future borrowings;

•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters and aerie stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from franchise stores are not included in comparable sales. Individual American Eagle Outfitters and aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

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

Gross profit—Gross profit measures whether we are optimizing the price and inventory levels of our merchandise and achieving an optimal level of sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, certain promotional costs and buying, occupancy and warehousing costs. Design costs are related to our Design Center operations and include compensation, travel, supplies and samples for our design teams, as well as rent and depreciation for our Design Center. Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

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

Results of Operations

Overview

Our second quarter performance reflected a strong customer response to our product and brand initiatives, leading to record sales and strong earnings growth over last year. Our efforts to create a better overall customer experience, strengthen our process and gain efficiencies have created the underlying foundation for the improved results. Customers responded favorably to merchandise improvements, greater innovation, on-trend style and outstanding value. As a result, we had more full-priced selling and lower markdowns, leading to higher gross margin. Additionally, expenses leveraged on a positive low double-digit sales increase, supported by expense reductions and store fleet repositioning.

Our second quarter total net revenue increased 12% to $797.4 million and consolidated comparable sales, including AEO Direct, increased 11%, following a 7% decrease last year. By brand, American Eagle Outfitters comparable sales increased 10% while aerie increased 18%.

Gross profit rose 20% to $285.0 million compared to $237.5 million last year and increased 230 basis points to 35.7% as a rate to total net revenue. The increase is the result of leverage of buying, occupancy and warehousing costs on positive comparable sales. Additionally, improved markdowns drove additional margin improvement as we continued to successfully reduce promotional activity.

Operating income for the second quarter was $53.1 million compared to $12.0 million last year. Net income this year was $33.3 million, or $0.17 per diluted share compared to net income of $5.8 million, or $0.03 per diluted share, last year.

We had $327.3 million in cash and cash equivalents as of August 1, 2015. Merchandise inventory at the end of the second quarter was $408.5 million, compared to $393.3 million last year, an increase of 5% on a cost per foot basis.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	64.3	66.6	63.4	65.8

Gross profit	35.7	33.4	36.6	34.2
Selling, general and administrative expenses	24.5	26.7	25.4	27.7
Depreciation and amortization expense	4.5	5.0	4.8	5.0

Operating income	6.7	1.7	6.4	1.5
Other income, net	(0.3)	0.1	0.2	0.1

Income before income taxes	6.4	1.8	6.6	1.6
Provision for income taxes	2.2	1.0	2.4	0.9

Net income	4.2%	0.8%	4.2%	0.7%

The following table shows our adjusted consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Number of stores:
Beginning of period	1,054	1,057	1,056	1,066
Opened	6	20	10	31
Closed	(3)	(5)	(9)	(25)

End of period	1,057	1,072	1,057	1,072

Total gross square feet at end of period	6,643,357	6,632,056	6,643,357	6,632,056

International licensed/franchise stores at end of period (1)	114	84	114	84

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 960 American Eagle Outfitters retail stores, 97 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended August 1, 2015 to the 13 weeks ended August 2, 2014

Total net revenue

Total net revenue increased 12% to $797.4 million compared to $710.6 million last year. The increase resulted primarily from a consolidated comparable sales increase of 11% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 10%, or $63.6 million, and aerie brand comparable sales increased 18%, or $7.1 million.

Total comparable sales for AE women’s and men’s increased 16% and 1%, respectively. For the second quarter, the average transaction value increased 15%, driven by a 15% increase in our AUR. The strength in AUR was primarily driven by less promotional activity.

Gross Profit

Gross profit increased 20% to $285.0 million compared to $237.5 million last year. As a rate to total net revenue, gross profit was 35.7% compared to 33.4% in the same quarter last year. Buying, occupancy, and warehousing costs leveraged 130 basis points, primarily due to strong sales, combined with our fleet rationalization. Reduced markdowns drove another 100 basis points of margin expansion.

There was $8.6 million and $1.5 million of share-based payment expense included in gross profit for the periods ended August 1, 2015 and August 2, 2014, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 3% to $195.8 million from $190.1 million last year. As a rate to total net revenue, SG&A expenses improved 220 basis points to 24.5%. Expense reduction initiatives partially offset increases in incentive and variable selling expense, driven by strong sales performance.

There was $5.4 million and $1.9 million of share-based payment expense included in SG&A expenses for the periods ended August 1, 2015 and August 2, 2014, respectively, comprised of both time and performance-based awards. The decrease is due to a change in performance this year and reduced levels of outstanding share awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $36.1 million, compared to $35.4 million last year. As a rate to total net revenue, depreciation and amortization expense was 4.5% this year as compared to 5.0% last year. The increase was driven by omni-channel and technology investments and our new distribution center located in Hazelton, Pennsylvania.

Other (Expense) Income, Net

Other expense was $2.2 million, compared to income of $0.9 million last year. The expense this year was due to currency losses related to cash held in Canadian Dollars.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended August 1, 2015 was 34.7% compared to 54.9% for the 13 weeks ended August 2, 2014. The decrease in the effective income tax rate for the 13 weeks ended August 1, 2015 was primarily due to a decrease in the amount of valuation allowance recorded as a result of reduced foreign losses as well as increased worldwide earnings in addition to income tax settlements and other changes in income tax reserves.

Net Income

Net income increased to $33.3 million, or 4.2% as a percent to total net revenue, from $5.8 million, or 0.8% as a percent to total net revenue last year. Net income per diluted share increased to $0.17 per diluted share from $0.03 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

Comparison of the 26 weeks ended August 1, 2015 to the 26 weeks ended August 2, 2014

Total net revenue

Total net revenue increased 10% to $1.497 billion compared to $1.357 billion last year. The change in total net revenue resulted primarily from a comparable sales increase of 9% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 9%, or $100.9 million, and aerie brand comparable sales increased 15%, or $11.5 million.

AE women’s and men’s comparable sales increased 13% and 1%, respectively. For the 26 week period, AUR, average transaction value and traffic increased. AUR increased in mid-teens, average transaction value increased in the low-teens, and overall traffic increased in the low single-digits.

Gross Profit

Gross profit increased 18% to $547.2 million compared to $463.4 million. As a rate to total net revenue, gross profit was 36.6%, compared to 34.2% last year. Buying, occupancy and warehousing costs leveraged 70 basis points, primarily due to strong sales, combined with our fleet rationalization. Additionally, the 240 basis point increase in gross margin was primarily due to reduced markdowns and promotional activity.

There was $13.1 million and $2.9 million of share-based payment expense included in gross profit for the periods ended August 1, 2015 and August 2, 2014, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $380.9 million from $375.1 million last year. As a rate to total net revenue SG&A decreased to 25.4% from 27.7% last year. Expense reduction initiatives partially offset increases in incentive and variable selling expenses, driven by strong sales performance.

There was $9.0 million and $3.7 million of share-based payment expense included in selling, general and administrative expenses for the periods ended August 1, 2015 and August 2, 2014, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $71.6 million, compared to $67.8 million last year. As a rate to total net revenue, depreciation and amortization expense was 4.8% this year as compared to 5.0% last year.

Other Income, Net

Other income was $3.7 million this year, compared to $1.5 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 26 weeks ended August 1, 2015 was 37.0% compared to 56.0% for the 26 weeks ended August 2, 2014. The decrease in the effective income tax rate for the 26 weeks ended August 1, 2015 was primarily due to a decrease in the amount of valuation allowance recorded as a result of reduced foreign losses as well as increased worldwide earnings in addition to income tax settlements and other changes in income tax reserves.

Net Income

Net income increased to $62.3 million, or 4.2% as a percent to total net revenue, from $9.7 million, or 0.7% as a percent to total net revenue last year. Net income per diluted share increased to $0.32 per diluted share from $0.05 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of August 1, 2015, we had 114 stores operated by our third party operators in 19 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 1, 2015, we had 101 company-operated stores in Canada, 19 in Mexico, five in Hong Kong, nine in China, six in Puerto Rico, and three in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of August 1, 2015, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 1, 2015:

	Fair Value Measurements at August 1, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$248,824	$248,824	—	—
Money-market	78,466	78,466	—	—
Total cash and cash equivalents	$327,290	$327,290	—	—

Total	$327,290	$327,290	—	—

Percent to Total	100.0%	100.0%	—%	—%

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

The following sets forth certain measures of our liquidity:

	August 1,	January 31,	August 2,
	2015	2015	2014
Working Capital (in thousands)	$430,831	$431,420	$394,255
Current Ratio	1.88	1.94	1.90

Working capital was relatively flat compared to January 31, 2015 and increased $36.6 million compared to last year. Our operating cash flows have been sufficient to fund our use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $47.5 million and $29.6 million for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows from operations was primarily driven by increased earnings levels resulting from positive sales results and reduced promotional activity.

Cash Flows from Investing Activities

Investing activities for the 26 weeks ended August 1, 2015 primarily consisted of $78.9 million of capital expenditures for property and equipment. Investing activities for the 26 weeks ended August 2, 2014 primarily included $146.3 million of capital expenditures for property and equipment partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities

Cash used for financing activities for the 26 weeks ended August 1, 2015 consisted primarily of $48.8 million for cash dividends paid at a quarterly rate of $0.125 per share, $5.1 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $3.1 million for the payments on capital leases, partially offset by $6.4 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs this year.

Cash used for financing activities for the 26 weeks ended August 2, 2014 consisted primarily of $48.6 million for cash dividends paid at a quarterly rate of $0.125 per share, $7.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $2.6 million for the payments on capital leases, partially offset by $6.8 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs last year.

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

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets and have been further secured by first-priority mortgages on certain real property.

As of August 1, 2015, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on August 1, 2015.

Additionally, we had borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $155.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of August 1, 2015, we had outstanding trade letters of credit of $20.6 million.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended August 1, 2015 were $78.9 million and included $26.7 million related to investments in our stores, including 10 new AE stores and 13 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($14.9 million), other home office projects ($13.5 million), the improvement and expansion of our distribution centers ($13.2 million) and investments in e-commerce ($10.6 million).

For Fiscal 2015, we expect capital expenditures to be approximately $150 million related to the continued construction of our new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. New store growth is primarily related to AEO Factory stores, which are among our most productive format, and new wholly-owned international locations in Mexico, Asia and the United Kingdom. Additionally, we plan to remodel and refurbish approximately 25 to 30 AEO stores.

Stock Repurchases

During the 26 weeks ended August 1, 2015 and August 2, 2014, there were no share repurchases as a part of our publicly announced repurchase programs.

During the 26 weeks ended August 1, 2015 and August 2, 2014, we repurchased approximately 0.3 million and 0.5 million shares, respectively, from certain employees at market prices totaling $5.1 million and $7.4 million, respectively. These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the Company’s equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended August 1, 2015, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on July 20, 2015. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 1, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2014 Annual Report on Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 1, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 3, 2015 through May 30, 2015)	4,067	$16.72	—	18,400,000
Month #2 (May 31, 2015 through July 4, 2015)	612	$17.45	—	18,400,000
Month #3 (July 5, 2015 through August 1, 2015)	299	$17.53	—	18,400,000

Total	4,978	$16.86	—	18,400,000

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended August 1, 2015, and there were 4,978 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)	Average price paid per share excludes any broker commissions paid.
(3)	In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 18.4 million shares that may yet be purchased expires on January 28, 2017.

ITEM 6.	EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 27, 2015

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)