Form 10-Q
period 2015-10-31
AMERICAN EAGLE OUTFITTERS INC
filed 2015-12-04
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,635,687 Common Shares were outstanding at November 30, 2015.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,	November 1,
(In thousands, except per share amount)	2015	2015	2014
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$363,116	$410,697	$280,445
Merchandise inventory	479,729	278,972	468,628
Accounts receivable	63,775	67,894	55,875
Prepaid expenses and other	78,091	70,477	69,724
Deferred income taxes	65,636	59,102	53,445
Total current assets	1,050,347	887,142	928,117

Property and equipment, at cost, net of accumulated depreciation	709,261	698,227	717,537
Intangible assets, at cost, net of accumulated amortization	46,756	47,206	47,864
Goodwill	12,978	13,096	13,512
Non-current deferred income taxes	17,052	14,035	26,598
Other assets	51,442	37,202	38,444
Total assets	$1,887,836	$1,696,908	$1,772,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$304,989	$191,146	$309,348
Accrued compensation and payroll taxes	66,466	44,884	49,562
Accrued rent	77,892	78,567	77,102
Accrued income and other taxes	43,721	33,110	27,472
Unredeemed gift cards and gift certificates	28,259	47,888	27,712
Current portion of deferred lease credits	13,055	12,969	13,392
Other liabilities and accrued expenses	43,761	50,529	41,893
Total current liabilities	578,143	459,093	546,481
Non-current liabilities:
Deferred lease credits	53,877	54,516	58,988
Non-current accrued income taxes	4,876	10,456	11,312
Other non-current liabilities	41,667	33,097	35,044
Total non-current liabilities	100,420	98,069	105,344
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 194,438, 194,516 and 194,491 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	588,293	569,675	566,449
Accumulated other comprehensive (loss) income	(19,797)	(9,944)	10,876
Retained earnings	1,602,550	1,543,085	1,506,519
Treasury stock, 55,128, 55,050 and 55,075 shares, respectively	(964,269)	(965,566)	(966,093)
Total stockholders’ equity	1,209,273	1,139,746	1,120,247
Total liabilities and stockholders’ equity	$1,887,836	$1,696,908	$1,772,072

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands, except per share amounts)	2015	2014	2015	2014
Total net revenue	$919,072	$854,290	$2,416,020	$2,211,014
Cost of sales, including certain buying, occupancy and warehousing expenses	551,540	538,818	1,501,237	1,432,150
Gross profit	367,532	315,472	914,783	778,864
Selling, general and administrative expenses	220,798	204,641	601,680	579,777
Loss on impairment of assets	—	33,468	—	33,468
Restructuring charges	—	17,752	—	17,752
Depreciation and amortization expense	37,623	36,528	108,861	104,312
Operating income	109,111	23,083	204,242	43,555
Other income, net	521	649	4,254	2,185
Income before income taxes	109,632	23,732	208,496	45,740
Provision for income taxes	40,367	14,697	76,915	27,027
Income from continuing operations	69,265	9,035	131,581	18,713
Gain from discontinued operations, net of tax	4,847	—	4,847	—
Net income	$74,112	$9,035	$136,428	$18,713

Basic income per common share:
Income from continuing operations	$0.35	$0.05	$0.67	$0.10
Gain from discontinued operations	0.03	—	0.02	—
Net income per basic share	$0.38	$0.05	$0.69	$0.10

Diluted income per common share:
Income from continuing operations	$0.35	$0.05	$0.67	$0.10
Gain from discontinued operations	0.03	—	0.02	—
Net income per diluted share	$0.38	$0.05	$0.69	$0.10

Cash dividends per common share	$0.125	$0.125	$0.375	$0.375
Weighted average common shares outstanding - basic	195,215	194,573	195,308	194,381
Weighted average common shares outstanding - diluted	197,478	195,221	197,017	194,934
Retained earnings, beginning	$1,553,380	$1,522,856	$1,543,085	$1,569,851
Net income	74,112	9,035	136,428	18,713
Cash dividends and dividend equivalents	(24,925)	(24,882)	(74,991)	(74,713)
Reissuance of treasury stock	(17)	(490)	(1,972)	(7,332)
Retained earnings, ending	$1,602,550	$1,506,519	$1,602,550	$1,506,519

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands)	2015	2014	2015	2014
Net income	$74,112	$9,035	$136,428	$18,713
Other comprehensive loss:
Foreign currency translation loss	(1,419)	(5,074)	(9,853)	(1,281)
Other comprehensive loss:	(1,419)	(5,074)	(9,853)	(1,281)
Comprehensive income	$72,693	$3,961	$126,575	$17,432

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	October 31,	November 1,
(In thousands)	2015	2014
Operating activities:
Net income	$136,428	$18,713
Gain from discontinued operations, net of tax	4,847	—
Income from continuing operations	131,581	18,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,382	105,294
Share-based compensation	32,531	12,952
Deferred income taxes	(12,914)	(18,580)
Foreign currency transaction loss	(564)	75
Loss on impairment of assets	—	33,468
Changes in assets and liabilities:
Merchandise inventory	(203,759)	(176,182)
Accounts receivable	2,528	16,687
Prepaid expenses and other	(4,515)	11,155
Other assets	(16,156)	6,980
Accounts payable	111,198	100,441
Unredeemed gift cards and gift certificates	(19,512)	(19,464)
Deferred lease credits	(328)	(389)
Accrued compensation and payroll taxes	21,975	24,925
Accrued income and other taxes	4,419	19,898
Accrued liabilities	7,016	(1,147)
Total adjustments	31,301	116,113
Net cash provided by operating activities from continuing operations	162,882	134,826
Investing activities:
Capital expenditures for property and equipment	(108,680)	(210,534)
Acquisition of intangible assets	(2,158)	(1,084)
Sale of available-for-sale securities	—	10,002
Net cash used for investing activities from continuing operations	(110,838)	(201,616)
Financing activities:
Payments on capital leases	(5,306)	(3,762)
Repurchase of common stock as part of publicly announced programs	(15,459)	—
Repurchase of common stock from employees	(5,164)	(7,464)
Net proceeds from stock options exercised	6,347	7,086
Excess tax benefit from share-based payments	653	742
Cash dividends paid	(73,113)	(72,912)
Net cash used for financing activities from continuing operations	(92,042)	(76,310)
Effect of exchange rates changes on cash	(777)	4,612
Cash flows of discontinued operations
Net cash used for operating activities	(6,805)	—
Net cash used for investing activities	—	—
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—
Net cash used for discontinued operations	(6,805)	—
Net decrease in cash and cash equivalents	(47,580)	(138,488)
Cash and cash equivalents - beginning of period	410,696	418,933
Cash and cash equivalents - end of period	$363,116	$280,445
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$81,797	$7,623
Cash paid during the period for interest	$892	$448

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at October 31, 2015 and November 1, 2014 and for the 13 and 39 week periods ended October 31, 2015 and November 1, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2014 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At October 31, 2015, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Originally, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB voted to approve amendments deferring the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on February 4, 2018. The Company does not expect a material impact of the adoption of this guidance on the Company’s consolidated financial condition, results of operations or cash flows.

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

Design costs are related to the Company's Design Center operations and include compensation, travel, supplies and samples for our design teams, as well as rent and depreciation for our Design Center. These costs are included in cost of sales as the respective inventory is sold.

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

Other Income, Net

Other income, net consists primarily of foreign currency transaction gain/loss and interest income/expense.

Other-than-Temporary Impairment

The Company evaluates its investments for impairment in accordance with ASC 320, Investments – Debt and Equity Securities (“ASC 320”).  ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in the Consolidated Statement of Operations equal to the difference between the investment’s cost and its fair value. There was no net impairment loss for investment securities recognized in earnings during the 13 and 39 weeks ended October 31, 2015 or November 1, 2014.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of October 31, 2015 and November 1, 2014, the Company held no short-term investments.

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

During the 13 weeks ended November 1, 2014, the Company recorded pre-tax asset impairment charges of $33.5 million that includes $25.1 million for the impairment of 79 retail stores recorded as a loss on impairment of assets in the Consolidated Statements of Operations. Based on the Company’s evaluation of current and future projected performance, it was determined that these stores would not be able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores’ assets. Additionally, the Company recorded $8.4 million of impairment charges related to corporate assets. Refer to Note 13 to the Consolidated Financial Statements for additional information regarding Restructuring Charges.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 39 weeks ended October 31, 2015 or November 1, 2014.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.4 million and $1.1 million of revenue related to gift card breakage during both the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. During the 39 weeks ended October 31, 2015 and November 1, 2014, the Company recorded $4.6 million and $4.1 million, respectively, of revenue related to gift card breakage.

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

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	October 31, 2015	January 31, 2015	November 1, 2014
Cash and cash equivalents:
Cash	$283,035	$370,692	$185,212
Money-market	80,081	40,005	72,896
Treasury bills	—	—	22,337
Total cash and cash equivalents	$363,116	$410,697	$280,445
Total	$363,116	$410,697	$280,445

Proceeds from the sale of investments were $10.0 million for the 39 weeks November 1, 2014.  There were no sales or purchases of investments for the 39 weeks ended October 31, 2015.

There were no unrecognized gains or losses for the Company’s available-for-sale securities for the 13 or 39 weeks ended October 31, 2015 or November 1, 2014.

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

As of October 31, 2015 and November 1, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at October 31, 2015 and November 1, 2014:

	Fair Value Measurements at October 31, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$283,035	283,035	—	—
Money-market	80,081	80,081	—	—
Total cash and cash equivalents	$363,116	$363,116	—	—
Total	$363,116	$363,116	—	—

	Fair Value Measurements at November 1, 2014
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$185,212	$185,212	—	—
Money-market	72,896	72,896	—	—
Treasury bills	22,337	22,337	—	—
Total cash and cash equivalents	$280,445	$280,445	—	—
Total	$280,445	$280,445	—	—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at October 31, 2015 or November 1, 2014.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During the 39 weeks ended November 1, 2014, certain long-lived assets related to the Company’s retail stores were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in the loss on impairment of assets charge within the Consolidated Statements of Operations.

The fair value of these assets were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding:
Basic number of common shares outstanding	195,215	194,573	195,308	194,381
Dilutive effect of stock options and non-vested restricted stock	2,263	648	1,709	553
Diluted number of common shares outstanding	197,478	195,221	197,017	194,934

Equity awards to purchase approximately 13,000 shares of common stock during the 13 and 39 weeks ended October 31, 2015, respectively, and approximately 2.4 million shares of common stock during both the 13 weeks and 39 weeks ended November 1, 2014, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

There were no shares for either the 13 and 39 weeks ended October 31, 2015, and no shares and 0.5 million shares for the 13 and 39 weeks ended November 1, 2014, respectively, of restricted stock units that were outstanding but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Additionally, approximately 0.6 million shares of restricted stock units for both the 13 and 39 weeks ended October 31, 2015 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6. Property and Equipment

Property and equipment consists of the following:

	October 31,	January 31,	November 1,
(In thousands)	2015	2015	2014
Property and equipment, at cost	$1,784,862	$1,690,175	$1,700,269
Less: Accumulated depreciation	(1,075,601)	(991,948)	(982,732)
Property and equipment, net	$709,261	$698,227	$717,537

7. Intangible Assets

Intangible assets consist of the following:

	October 31,	January 31,	November 1,
(In thousands)	2015	2015	2014
Trademarks and other intangibles, at cost	$61,543	$59,385	$59,205
Less: Accumulated amortization	(14,787)	(12,179)	(11,341)
Intangible assets, net	$46,756	$47,206	$47,864

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

As of October 31, 2015, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of October 31, 2015.

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $155 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of October 31, 2015, the Company had outstanding trade letters of credit of $27.7 million

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 31, 2015 was $10.5 million ($6.5 million, net of tax) and $32.5 million ($20.0 million, net of tax), respectively, and for the 13 and 39 weeks ended November 1, 2014 was $6.5 million ($4.0 million, net of tax) and $13.0 million ($8.0 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options.  Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based stock option awards vest over one year and are earned if the Company meets pre-established performance goals.

A summary of the Company’s stock option activity for the 39 weeks ended October 31, 2015 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 31, 2015	2,390	$16.28
Exercised (1)	(403)	$15.80
Cancelled	(720)	$19.38
Outstanding - October 31, 2015	1,267	$14.67	2.4	1,162
Vested and expected to vest - October 31, 2015	1,184	$14.67	2.3	1,163
Exercisable - October 31, 2015 (2)	552	$13.29	3.0	1,097

(1)	Options exercised during the 39 weeks ended October 31, 2015 had exercise prices ranging from $8.09 to $16.49.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at October 31, 2015.

Cash received from the exercise of stock options was $6.3 million for the 39 weeks ended October 31, 2015 and $7.1 million for the 39 weeks ended November 1, 2014. The actual tax benefit realized from stock option exercises totaled $0.0 million for the 39 weeks ended October 31, 2015 and $3.1 million for the 39 weeks ended November 1, 2014.

There were no stock options granted during the 39 weeks ended October 31, 2015. The weighted-average grant date fair value of stock options granted during the 39 weeks ended November 1, 2014 was $3.99. The aggregate intrinsic value of options exercised during the 39 weeks ended October 31, 2015 and November 1, 2014 was $0.2 million and $1.3 million, respectively.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

39 Weeks Ended
November 1,
Black-Scholes Option Valuation Assumptions	2014
Risk-free interest rate (1)	1.5%
Dividend yield	3.1%
Volatility factor (2)	41.2%
Weighted-average expected term (3)	4.5 years
Expected forfeiture rate (4)	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding, based on historical experience.
(4)	Based upon historical experience.

As of October 31, 2015, there was $0.2 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 1.4 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	October 31, 2015		October 31, 2015
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - January 31, 2015	1,596	$15.95	2,435	$16.02
Granted	1,101	$14.91	1,241	$15.00
Vested	(590)	$16.97	(166)	$14.77
Cancelled	(139)	$15.25	(796)	$14.80
Nonvested - October 31, 2015	1,968	$15.11	2,714	$15.99

As of October 31, 2015, there was $20.2 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.8 years. Based on current probable performance, there is $12.2 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of October 31, 2015, the Company had 6.8 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended October 31, 2015 was 36.8% compared to 61.9% for the 13 weeks ended November 1, 2014. The effective income tax rate based on actual operating results for the 39 weeks ended October 31, 2015 was 36.9% compared to 59.1% for the 39 weeks ended November 1, 2014. The decrease in the effective income tax rate for the 13 weeks ended October 31, 2015 was primarily due to a decrease in the amount of valuation allowance recorded as a result of reduced foreign losses as well as increased worldwide earnings, in addition to income tax settlements and higher federal tax credits. The decrease in the effective income tax rate for the 39 weeks ended October 31, 2015 was primarily due to a decrease in the amount of valuation allowance recorded as a result of reduced foreign losses as well as increased worldwide earnings, in addition to income tax settlements, higher federal tax credits and other changes in income tax reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 31, 2015.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $4.3 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Discontinued Operations

In Fiscal 2012, the Company exited the 77kids business. In connection with the exit of the 77kids business, the Company became secondarily liable for obligations under lease agreements for 21 store leases assumed by the third party purchaser. In Fiscal 2014, the third party purchaser did not fulfill its obligations under the leases, resulting in the Company becoming primarily liable. The Company was required to make rental and lease termination payments and received reimbursement from the $11.5 million stand-by letter of credit provided by the third party purchaser. The cash outflow for the remaining lease termination costs was paid in Fiscal 2015.

In accordance with ASC 460, Guarantees (“ASC 460”), as the Company became primarily liable under the leases upon the third party purchaser’s default, the estimated remaining amounts to terminate the lease agreements were accrued in our Consolidated Financial Statements related to these guarantees.

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

(In thousands)
Accrued liability as of January 31, 2015	14,636
Add: Costs incurred	—
Less: Cash payments	(6,805)
Less: Adjustments (1)	(7,831)
Accrued liability as of October 31, 2015	—

(1)	Adjustments resulting from favorably settling lease termination obligations during the 13 weeks ended October 31, 2015.

The table below presents the significant components of 77kids’ results included in Gain from Discontinued Operations on the Consolidated Statements of Operations for the 13 and 39 weeks ended October 31, 2015. During the 13 and 39 weeks ended November 1, 2014, there were no costs associated with discontinued operations incurred on the Consolidated Statement of Operations.

	13 Weeks Ended	39 Weeks Ended
	October 31,	October 31,
(In thousands)	2015	2015
Total net revenue	$—	$—
Gain from discontinued operations, before income taxes	7,831	7,831
Income tax expense	(2,984)	(2,984)
Gain from discontinued operations, net of tax	$4,847	$4,847
Gain per common share from discontinued operations:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

13. Restructuring Charges

During Fiscal 2014, the Company undertook restructuring aimed at strengthening the store portfolio and reducing corporate overhead, including severance and office space consolidation. These changes were aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Costs associated with restructuring activities are recorded when incurred. A summary of costs recognized within Restructuring Charges on the Consolidated Income Statement for the 13 weeks ended November 1, 2014 are included in the table as follows. There were no costs associated with restructuring incurred during the 13 and 39 weeks ended October 31, 2015

A summary of costs recognized within Restructuring Charges on the Consolidated Income Statement for the 13 weeks ended November 1, 2014 are included in the table as follows.

13 Weeks Ended
November 1,
(In thousands)	2014
Cash restructuring charges
Office space consolidation charges	$8,571
Severance and related employee costs	7,816
Other corporate items	1,365
Total restructuring charges	$17,752

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

(In thousands)
Accrued liability as of January 31, 2015	$12,456
Add: Costs incurred	—
Less: Cash payments	(8,561)
Accrued liability as of October 31, 2015	$3,895

14. Subsequent Events

Subsequent to October 31, 2015, the Company acquired Tailgate Clothing Company Corp., which owns and operates Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand. This acquisition closed in the fourth quarter of Fiscal 2015 and the purchase price was approximately $11 million, paid in cash and stock.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 31, 2015 and November 1, 2014, and the related consolidated statements of operations and retained earnings, and comprehensive income for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014 and the consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2015 and November 1, 2014.  These financial statements are the responsibility of the Company’s management.

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

December 4, 2015

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 20 AEO stores primarily in the Factory store format in North America and continued international expansion during Fiscal 2015;
•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 25 to 30 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2015;
•	the potential closure of approximately 27 to 31 American Eagle Outfitters and 7 to 10 aerie stores in the United States and Canada during Fiscal 2015;
•	the planned opening of approximately 50 new international third party operated American Eagle Outfitters stores during Fiscal 2015;
•	the success of our continued omni-channel transformation and the success of our American Eagle Outfitters and aerie brands within North America and internationally;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales - Comparable sales provide a measure of sales growth for stores open at least one year over the comparable prior year period, as well as the AEO Direct business. In fiscal years following those with 53 weeks the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters and aerie stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from franchise stores are not included in comparable sales. Individual American Eagle Outfitters and aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

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

Results of Operations

Overview

In a challenging retail environment, the company delivered a strong third quarter, driven by comparable sales growth of 9% and healthy merchandise margins. A higher penetration of full-priced sales as a result of more compelling merchandise, and well-managed inventories contributed to the profit improvement. The Company also leveraged rent expense due to strong sales. All channels and brands performed well in the quarter. Both American Eagle and aerie delivered increases in sales and profitability. Cash flow was strong, with ending cash of $363 million, an increase of $83 million from the prior year.

Our third quarter total net revenue increased 8% to $919.1 million and consolidated comparable sales, including AEO Direct, increased 9%, following a 5% decrease last year.  By brand, American Eagle Outfitters comparable sales increased 8% while aerie increased 21%.

Gross profit rose 17% to $367.5 million compared to $315.5 million last year and increased 310 basis points to 40.0% as a rate to total net revenue. The increase was primarily the result of lower merchandise markdowns as we continued to successfully reduce promotional activity, as well as rent leverage.

Operating income for the third quarter was $109.1 million compared to $23.1 million last year, which included $33.5 million of impairment and $17.8 million of restructuring charges. Income from continuing operations this year was $69.3 million, or $0.35 per diluted share compared to net income of $9.0 million, or $0.05 per diluted share, last year.  Excluding impairment and restructuring charges, adjusted net income per diluted share was $0.22 last year.

The foregoing discussion and analysis of financial condition and results of operations contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

13 Weeks Ended
November 1,
2015
Net income per diluted share - GAAP Basis	$0.05
Add back: Asset write-offs and corporate charges (1)	0.17
Adjusted net income per diluted share - Non-GAAP Basis	$0.22

(1)

Non-GAAP adjustments consist of $33.5 million of corporate and store asset impairments and $17.8 million of restructuring charges that include severance and related employee costs and corporate charges.

We had $363.1 million in cash and cash equivalents as of October 31, 2015.  Merchandise inventory at the end of the third quarter was $479.7 million, compared to $468.6 million last year, an increase of 2%.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.0	63.1	62.1	64.8
Gross profit	40.0	36.9	37.9	35.2
Selling, general and administrative expenses	24.0	24.0	24.9	26.2
Restructuring charges	—	2.1	—	0.8
Loss on impairment of assets	—	3.9	—	1.5
Depreciation and amortization expense	4.1	4.2	4.5	4.7
Operating income	11.9	2.7	8.4	2.0
Other income, net	—	0.1	0.2	0.1
Income before income taxes	11.9	2.8	8.6	2.1
Provision for income taxes	4.4	1.7	3.2	1.2
Income from continuing operations	7.5	1.1	5.4	0.9
Gain from discontinued operations, net of tax	0.5	—	0.2	—
Net income	8.0%	1.1%	5.6%	0.9%

The following table shows our adjusted consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Number of stores:
Beginning of period	1,057	1,072	1,056	1,066
Opened	12	23	22	54
Closed	(1)	(3)	(10)	(28)
End of period	1,068	1,092	1,068	1,092
Total gross square feet at end of period	6,721,312	6,796,073	6,721,312	6,796,073
International licensed/franchise stores at end of period (1)	126	94	126	94

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 970 American Eagle Outfitters retail stores, 98 aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended October 31, 2015 to the 13 weeks ended November 1, 2014

Total net revenue

Total net revenue increased 8% to $919.1 million compared to $854.3 million last year. The increase resulted primarily from a consolidated comparable sales increase of 9% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 8%, or $61.4 million, and aerie brand comparable sales increased 21%, or $8.6 million.

Total comparable sales for AE women’s and men’s increased 11% and 2%, respectively.  For the third quarter, the average transaction value increased 11%, driven by a 8% increase in our AUR.  The strength in AUR was primarily driven by less promotional activity.

Gross Profit

Gross profit increased 17% to $367.5 million compared to $315.5 million last year. As a rate to total net revenue, gross profit was 40.0% compared to 36.9% in the same quarter last year. The increase was primarily the result of lower merchandise markdowns as we continued to successfully reduce promotional activity, as well as rent leverage. Reduced markdowns drove 250 basis points of margin expansion. Additionally, buying, occupancy, and warehousing costs leveraged 60 basis points, primarily due to strong sales, combined with our fleet rationalization.

There was $6.8 million and $3.9 million of share-based payment expense included in gross profit for the periods ended October 31, 2015 and November 1, 2014, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 8% to $220.8 million from $204.6 million last year. As a rate to total net revenue, SG&A expenses remained flat at 24.0%. Expense reduction initiatives partially offset increases in incentive and variable selling expense, driven by strong sales performance.

There was $3.7 million and $2.6 million of share-based payment expense included in SG&A expenses for the periods ended October 31, 2015 and November 1, 2014, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $17.8 million, or 2.1% as a rate to total net revenue, for the 13 weeks ended November 1, 2014. This amount consists of corporate overhead reductions, including severance and related items, and office space consolidation.

The restructuring charges were aimed at strengthening our corporate assets. Corporate overhead expenses eliminated redundancies at the home office. These changes were aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Loss on Impairment of Assets

Loss on impairment of assets was $33.5 million last year and was a result of a store fleet and corporate location review and challenging performance.  $25.1 million of the total impairment was for 48 AE and 31 aerie stores and $8.4 million related to corporate items.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $37.6 million, compared to $36.5 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.1% this year as compared to 4.2% last year.  The dollar increase was driven by omni-channel and technology investments and our new distribution center located in Hazelton, Pennsylvania.

Other (Expense) Income, Net

Other income was $0.5 million, compared to $0.6 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 13 weeks ended October 31, 2015 was 36.8% compared to 61.9% for the 13 weeks ended November 1, 2014.  The decrease in the effective income tax rate this year was primarily due to a decrease in the amount of valuation allowance recorded as a result of reduced foreign losses as well as increased worldwide earnings, in addition to income tax settlements and higher federal tax credits.

Income from Continuing Operations

Income from continuing operations for the 13 weeks ended October 31, 2015 was $69.3 million, or $0.35 per diluted share. Income from continuing operations for the 13 weeks ended November 1, 2014 was $9.0 million, or $0.05 per diluted share. This includes $51.2 million, or ($0.17) per diluted share, impact from impairment charges and restructuring charges.

Gain from Discontinued Operations

In Fiscal 2012, we exited the 77kids business and sold the stores and related e-commerce operations to a third party purchaser. In Fiscal 2014, we became primarily liable for 21 store leases as the third party purchaser did not fulfill its obligations and incurred $13.7 million in pre-tax expense to terminate store leases. During the 13 weeks ended October 31, 2015, we recorded a $7.8 million pre-tax gain ($4.8 million net of tax) as a result of favorably settling lease termination obligations.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids

Net Income

Net income increased to $74.1 million, or 8.1% as a percent to total net revenue, from $9.0 million, or 1.1% as a percent to total net revenue last year. Net income per diluted share increased to $0.38 per diluted share from $0.05 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

Comparison of the 39 weeks ended October 31, 2015 to the 39 weeks ended November 1, 2014

Total net revenue

Total net revenue increased 9% to $2.416 billion compared to $2.211 billion last year.  The change in total net revenue resulted primarily from a comparable sales increase of 9% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 9%, or $162.2 million, and aerie brand comparable sales increased 17%, or $20.1 million.

AE women’s and men’s comparable sales increased 12% and 2%, respectively.  For the 39 week period, both AUR and average transaction value increased in the low double-digits.

Gross Profit

Gross profit increased 17% to $914.8 million compared to $778.9 million last year. As a rate to total net revenue, gross profit was 37.9%, compared to 35.2% last year. The increase was primarily the result of lower merchandise markdowns as we continued to successfully reduce promotional activity, as well as rent leverage. The 270 basis point increase in gross margin was primarily due to reduced markdowns and promotional activity. Additionally, buying, occupancy and warehousing costs leveraged 70 basis points, primarily due to strong sales, combined with our fleet rationalization

There was $19.8 million and $6.8 million of share-based payment expense included in gross profit for the periods ended October 31, 2015 and November 1, 2014, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $601.7 million from $579.8 million last year.  As a rate to total net revenue, SG&A decreased to 24.9% from 26.2% last year. Expense reduction initiatives partially offset increases in incentive and variable selling expenses, driven by strong sales performance.

There was $12.7 million and $6.3 million of share-based payment expense included in selling, general and administrative expenses for the periods ended October 31, 2015 and November 1, 2014, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $17.8 million, or 0.8% as a rate to total net revenue, for the 39 weeks ended November 1, 2014. This amount consisted of corporate overhead reductions, including severance and related items, and office space consolidation.

The restructuring charges were aimed at strengthening our corporate assets. Corporate overhead expenses eliminated redundancies at the home office. These changes were aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Loss on Impairment of Assets

Loss on impairment of assets was $33.5 million, or 1.5% as a rate to total net revenue last year and was a result of a store fleet and corporate location review and challenging performance.  $25.1 million of the total impairment was for 48 AE and 31 aerie stores and $8.4 million related to corporate items.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $108.9 million, compared to $104.3 million last year. As a rate to total net revenue, depreciation and amortization expense was 4.5% this year as compared to 4.7% last year.

Other Income, Net

Other income was $4.3 million this year, compared to $2.2 million last year. The change resulted primarily from foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate based on actual operating results for the 39 weeks ended October 31, 2015 was 36.9% compared to 59.1% for the 39 weeks ended November 1, 2014.  The decrease in the effective income tax rate this year was primarily due a decrease in the amount of valuation allowance recorded as a result of reduced foreign losses as well as increased worldwide earnings, in addition to income tax settlements, higher federal tax credits, and other changes in income tax reserves.

Income from Continuing Operations

Income from continuing operations for the 39 weeks ended October 31, 2015 was $131.6 million, or $0.67 per diluted share. Income from continuing operations for the 39 weeks ended November 1, 2014 was $18.7 million, or $0.10 per diluted share. This includes $51.2 million, or ($0.17) per diluted share, impact from impairment charges and restructuring charges.

Gain from Discontinued Operations

In Fiscal 2012, we exited the 77kids business and sold the stores and related e-commerce operations to a third party purchaser. In Fiscal 2014, we became primarily liable for 21 store leases as the third party purchaser did not fulfill its obligations and incurred $13.7 million in pre-tax expense to terminate store leases. In the 39 weeks ended October 31, 2015, we recorded a $7.8 million pre-tax gain ($4.8 million net of tax) as a result of favorably settling lease termination obligations.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income increased to $136.4 million, or 5.7% as a percent to total net revenue, from $18.7 million, or 0.9% as a percent to total net revenue last year. Net income per diluted share increased to $0.69 per diluted share from $0.10 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of October 31, 2015, we had 126 stores operated by our third party operators in 20 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 31, 2015, we had 101 company-operated stores in Canada, 23 in Mexico, six in Hong Kong, nine in China, six in Puerto Rico, and three in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of October 31, 2015, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2015:

	Fair Value Measurements at October 31, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$283,035	283,035	—	—
Money-market	80,081	80,081	—	—
Total cash and cash equivalents	$363,116	$363,116	—	—
Total	$363,116	$363,116	—	—

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

The following sets forth certain measures of our liquidity:

	October 31,	January 31,	November 1,
	2015	2015	2014
Working Capital (in thousands)	$472,204	$428,049	$381,636
Current Ratio	1.82	1.93	1.70

Working capital increased $44.2 million compared to January 31, 2015 and increased $90.6 million compared to last year. Our operating cash flows have been sufficient to fund our use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities from continuing operations totaled $162.9 million and $134.8 million for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows from operations was primarily driven by increased earnings levels resulting from positive sales results and reduced promotional activity.

Cash Flows from Investing Activities of Continuing Operations

Investing activities from continuing operations for the 39 weeks ended October 31, 2015 primarily consisted of $108.7 million of capital expenditures for property and equipment. Investing activities for the 39 weeks ended November 1, 2014 primarily included $210.5 million of capital expenditures for property and equipment partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities from continuing operations for the 39 weeks ended October 31, 2015 consisted primarily of $73.1 million for cash dividends paid at a quarterly rate of $0.125 per share, $5.2 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $5.3 million for the payments on capital leases, partially offset by $6.3 million of net proceeds from stock option exercises. Additionally, there was $15.5 million for the purchase of 1.0 million shares of common stock from publically announced programs this year.

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

As of October 31, 2015, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on October 31, 2015.

Additionally, we had borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $155 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of October 31, 2015, we had outstanding trade letters of credit of $27.7 million.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 31, 2015 were $108.7 million and included $39.2 million related to investments in our stores, including 22 new AE stores and 20 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($23.7 million), other home office projects ($15.9 million), the improvement and expansion of our distribution centers ($13.4 million) and investments in e-commerce ($16.5 million).

For Fiscal 2015, we continue to expect capital expenditures to be approximately $150 million related to the continued construction of our new distribution center to support our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, and new wholly-owned international locations in Mexico, Asia and the United Kingdom. Additionally, we plan to remodel and refurbish approximately 25 to 30 AEO stores.

Stock Repurchases

During the 39 weeks ended October 31, 2015, as part of our publicly announced share repurchase program, we repurchased 1.0 million shares for approximately $15.5 million, at a weighted average price of $15.44 per share.

During the 39 weeks ended October 31, 2015 and November 1, 2014, we repurchased approximately 0.3 million and 1.1 million shares, respectively, from certain employees at market prices totaling $5.2 million and $7.5 million, respectively.  These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the Company’s equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended October 31, 2015, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on October 21, 2015. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2014 Annual Report on Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 31, 2015.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 2, 2015 through August 29, 2015)	—	$—	—	18,400,000
Month #2 (August 30, 2015 through October 3, 2015)	1,000,877	$15.44	1,000,000	17,400,000
Month #3 (October 4, 2015 through October 31, 2015)	—	$—	—	17,400,000
Total	1,000,877	$15.44	1,000,000	17,400,000

(1)

During the 13 weeks ended October 31, 2015 there were 1,000,000 shares repurchased as part of our publicly announced share repurchase program and there were 877 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 17.4 million shares that may yet be purchased expires on January 28, 2017.

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

Dated:  December 4, 2015

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mary M. Boland
Mary M. Boland
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)