Form 10-K
period 2016-01-30
AMERICAN EAGLE OUTFITTERS INC
filed 2016-03-10
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2015 was $3,211,142,684.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 180,659,762 Common Shares were outstanding at March 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Proxy Statement for 2016 Annual Meeting of Stockholders, in part, as indicated.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

Item 1. Business.

General

American Eagle Outfitters, Inc., (“AEO Inc.,” the “Company,” “we,” “our”) a Delaware corporation, was founded in 1977.  We are a leading specialty retailer, operating over 1,000 retail stores and online at ae.com and aerie.com in the U.S. and internationally.  We offer a broad assortment of apparel and accessories for men and women under the American Eagle Outfitters brand, and intimates, apparel and personal care products for women under the Aerie brand.  AEO Inc. operates stores in the United States, Canada, Mexico, Hong Kong, China and the United Kingdom. We also have license agreements with third parties to operate American Eagle Outfitters and Aerie stores throughout Asia, Europe, Latin America and the Middle East.  As of January 30, 2016, we operated 949 American Eagle Outfitters stores and 97 Aerie stand-alone stores.  Our licensed store base has grown to 141 locations in 22 countries and our online business ships to 81 countries worldwide.

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

Brands

American Eagle Outfitters Brand (“AEO Brand”)

The AEO Brand is an optimistic, authentic, energetic American brand. Our passion for denim is at the heart of everything we do, and our bottoms collection is complemented by a rich assortment of other apparel categories, as well as footwear and accessories. We work to craft high-quality, on-trend clothing that represents a terrific value in every style. Each season, it is our goal to create an aspirational collection and campaign that encourages our customers to take what we make, and LIVE YOUR LIFE.

As of January 30, 2016, the AEO Brand operated 949 stores and online at ae.com.

Aerie

Aerie is an intimates brand, offering bras, undies, swim and so much more for every girl. Aerie embodies a youthful spirit, which is fun, relaxed, sexy, natural, strong and real. We are committed to not retouching our images and our brand DNA is deeply rooted in our Aerie REAL campaign, which focuses on body positivity and inspiring confidence in our customers. We believe beauty comes from the inside out.

As of January 30, 2016, the Aerie brand operates 97 stand-alone stores and 67 side-by-side stores connected to AEO brand stores.  In addition, the Aerie brand is sold in AEO brand stores and online at aerie.com.

Other brands

On November 2, 2015, AEO Inc. acquired Tailgate Clothing Company, which owns and operates Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand. As of January 30, 2016, we operated one Tailgate store in Iowa City, Iowa. Tailgate and Todd Snyder product is also sold online at TailgateClothing.com and ToddSnyder.com, respectively.

Business Priorities & Strategy

We are focused on delivering revenue growth and improved profitability as we execute on our key priorities.  Our current priorities include:

•	Capitalize on the strength of our brands to achieve growth through continued product innovation and product-focused marketing across both stores and digital channels to drive customer acquisition.
•	Grow the Aerie brand through digital expansion, new customer acquisition and new store growth.
•	Grow the digital business through our continued focus on advancing mobile, investing in digital marketing, expanding our product offerings and improving the desktop experience.
•	Pursue international expansion by advancing our digital capabilities and through our blended approach of licensed and Company-owned store growth.

Real Estate

We ended Fiscal 2015 with 1,188 Company-owned and licensed store locations. Our AEO brand stores average approximately 6,500 gross square feet and approximately 5,200 on a selling square foot basis. Our Aerie brand stores average approximately 3,900 gross square feet and approximately 3,000 on a selling square foot basis. The gross square footage of our Company-owned stores remained flat during Fiscal 2015.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada, Mexico, China, Hong Kong and the United Kingdom. Stores are located in high-traffic locations in most retail centers in which we operate.

The following table provides the number of our Company-owned stores in operation as of January 30, 2016 and January 31, 2015.

	January 30,	January 31,
	2016	2015
AEO Brand:
United States	822	834
Canada	86	86
Mexico	23	18
China	9	9
Hong Kong	6	5
United Kingdom	3	3
Total AEO Brand	949	955
Aerie Brand:
United States	82	86
Canada	15	15
Mexico	—	—
Total Aerie Brand	97	101
Tailgate	1	—
Total Consolidated	1,047	1,056

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2015	1,056	23	(32)	1,047
2014	1,066	60	(70)	1,056
2013	1,044	64	(42)	1,066
2012	1,069	16	(41)	1,044
2011	1,077	21	(29)	1,069

Licensed Stores

In addition to our Company-owned stores, our merchandise is sold at stores operated by licensees. Under these agreements, our merchandise is sold at American Eagle Outfitters and Aerie stores owned and operated by third party operators.  Revenue recognized under license agreements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers.

As of January 30, 2016, our products are sold at 141 locations operated by licensees in 22 countries. We continue to increase the number of locations under these types of arrangements as part of our balanced approach to global expansion.

AEO Direct

We sell merchandise through our websites, ae.com and aerie.com, both domestically and internationally. The websites reinforce each particular brand’s lifestyle, and are designed to complement the in-store experience.

Over the past several years, we have invested in building its technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the desktop experience.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies have provided a single view of inventory across channels, connecting physical stores directly to our digital business, providing our customers with a more convenient and improved shopping experience.  Our store-to-door tool enables store customers to seamlessly make purchases from online inventory.  Additionally, we fulfill online orders at stores through our buy online, ship from store tool, improving online order fulfillment rates.  We also offer a reserve online, pick up in store service to our customers.  We will continue to optimize these tools and services to build ongoing improvements to the customer shopping experience.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2015, we purchased substantially all of our merchandise from non-North American suppliers. For the year, we sourced merchandise through approximately 300 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier during the year.

We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for overall quality of manufacturing. Periodic inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

We uphold an extensive factory inspection program to monitor compliance with our Vendor Code of Conduct.  New garment factories must pass an initial inspection in order to do business with us and we continue to review their social compliance performance both through internal audits by our compliance team and through the use of third-party monitors.  We strive to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices and workplace safety.

Inventory and Distribution

Merchandise is shipped directly from our vendors to our U.S. distribution centers in Hazelton, Pennsylvania and Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario.  Additionally, an increasing amount of product is shipped directly to stores, by-passing our distribution centers which reduces transit times and lowers operating costs. We contract with third-party distribution centers in the Netherlands, Mexico City, Hong Kong and Shanghai.

We strive to maintain sufficient quantities of inventory in our retail stores and distribution centers to offer customers a full selection of current merchandise. We emphasize rapid turnover and take markdowns as required to keep merchandise fresh and current.

Regulation

We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. We are subject to a variety of customs regulations and international trade arrangements.

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

In the U.S. and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including our pocket stitch designs.

These registered trademarks are renewable indefinitely, and their registrations are properly maintained in accordance with the laws of the country in which they are registered.  We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use and renew our trademarks in accordance with our business plans.

Employees

As of January 30, 2016, we had approximately 37,800 employees in the United States, Canada, Mexico, Hong Kong, China and the United Kingdom of whom approximately 31,300 were part-time and seasonal hourly employees.

Executive Officers of the Registrant

Mary M. Boland, age 58, has served as our Executive Vice President, Chief Financial and Administrative Officer, and Principal Financial Officer since July 2012. Prior to joining us, Ms. Boland served Levi Strauss & Co. as Senior Vice President Finance of Global Levi’s from 2011 to 2012 and as Senior Vice President Finance of the Americas from 2006 to 2011. Prior to that time, Ms. Boland held a variety of finance positions with General Motors Corporation from 1979 to 2006 including Vice President and Chief Financial Officer, North America from 2003 to 2006.

Jennifer M. Foyle, age 49, has served as our Global Brand President – Aerie since January 2015.  Prior thereto, Ms. Foyle served as Executive Vice President, Chief Merchandising Officer – Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014.  Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010.  In addition, she held various positions at J. Crew Group, Inc., including Chief Merchandising Officer, from 2003 to 2009.

Charles F. Kessler, age 43, has served as our Global Brand President – American Eagle Outfitters since January 2015.  Prior thereto, he served as our Executive Vice President, Chief Merchandising and Design Officer – American Eagle Outfitters from February 2014 to January 2015.  Prior to joining us, Mr. Kessler served as Chief Merchandising Officer at Urban Outfitters, Inc. from October 2011 to November 2013 and as Senior Vice President, Corporate

Merchandising at Coach, Inc. from July 2010 to October 2011.  Prior to that time, Mr. Kessler held various positions with Abercrombie & Fitch Co. from 1994 to 2010, including Executive Vice President, Female Merchandising from 2008 to 2010.

Michael R. Rempell, age 42, has served as our Executive Vice President and Chief Operations Officer since June 2012. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 61, has served as our Executive Chairman, Chief Executive Officer since December 2015.  Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as our Chairman and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also served as Chief Executive Officer from March 2005 to April 2009 and as Chairman of the Board since March 2005 of DSW Inc., a company traded on the New York Stock Exchange. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2016” refers to the 52 week period ending January 28, 2017. “Fiscal 2015”, “Fiscal 2014” and “Fiscal 2013” refer to the 52-week periods ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. “Fiscal 2012” refers to the 53-week period ended February 2, 2013.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available under the “Investors” section of our website at www.ae.com. These reports are available as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”).

Our corporate governance materials, including our corporate governance guidelines, the charters of our audit, compensation, and nominating and corporate governance committees, and our code of ethics may also be found under the “Investors.” section of our website at www.ae.com. Any amendments or waivers to our code of ethics will also be available on our website. A copy of the corporate governance materials is also available upon written request.

Additionally, our investor presentations are available under the “Investors” section of our website at www.ae.com. These presentations are available as soon as reasonably practicable after they are presented at investor conferences.

Certifications

As required by the New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), on June 24, 2015, our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A. Risk Factors

Our inability to anticipate and respond to changing consumer preferences, fashion trends and a competitive environment in a timely manner

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

Our inability to react to raw material cost, labor and energy cost increases

Increases in our costs, such as raw materials, labor and energy may reduce our overall profitability.  Specifically, fluctuations in the cost associated with the manufacture of merchandise we purchase from our suppliers impacts our cost of sales. We have strategies in place to help mitigate these costs; however, our overall profitability depends on the success of those strategies.  Additionally, increases in other costs, including labor and energy, could further reduce our profitability if not mitigated.

Our inability to achieve planned store financial performance

The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our results of operations and financial condition.

Our ability to rebalance our store fleet and drive improved performance through new store openings, selective closings and existing store remodels and expansions

Our inability to drive improved performance will depend in part on our ability to rebalance our store fleet and expand and remodel existing stores on a timely and profitable basis. During Fiscal 2016, we plan to open approximately 15 to 20 new American Eagle Outfitters stores and approximately 10 new Aerie stores in North America and continue our international expansion. Additionally, we plan to remodel and refurbish 55 to 65 existing American Eagle Outfitters stores and close approximately 30 to 35 stores during Fiscal 2016. Accomplishing our store rebalancing and expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion and rebalancing goals, manage our growth effectively, migrate the business from closing stores to other stores or our direct business, successfully integrate the planned new stores into our operations or operate our new and remodeled stores profitably.

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

We have a Vendor Code of Conduct (the “Code”) that provides guidelines for our vendors regarding working conditions, employment practices and compliance with local laws. A copy of the Code is posted on our website, www.ae.com, and is also included in our vendor manual in English and multiple other languages. We have a factory compliance program to audit for compliance with the Code. However, there can be no assurance that all violations can be eliminated in our supply chain.  Publicity regarding violation of our Code or other social responsibility standards by any of our vendor factories could adversely affect our reputation, sales and financial performance.

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

and the cancellation of agreements with entities who fail to meet our security requirements. In addition, CBP has recognized us as a validated participant of the Customs - Trade Partnership Against Terrorism program, a voluntary program in which an importer agrees to work with customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented entirely and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

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

Our inability to safeguard against security breaches with respect to our information technology systems

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

In suburban Pittsburgh, Pennsylvania, we own a 45,000 square foot building, which houses our data center and additional office space and lease an additional location of approximately 18,000 square feet, which is used for storage space. This lease expires in 2017.

We rent approximately 142,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The lease for this space expires in May 2026. We also lease an additional 35,000 square feet of office space in New York, New York, with various terms expiring through 2016.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 7, 2016, there were 512 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 65,000. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated.

	Market Price		Cash Dividends per
For the Quarters Ended	High	Low	Common Share
January 30, 2016	$16.64	$13.24	$0.125
October 31, 2015	$18.35	$14.68	$0.125
August 1, 2015	$18.31	$15.74	$0.125
May 2, 2015	$17.90	$13.96	$0.125
January 31, 2015	$14.63	$11.91	$0.125
November 1, 2014	$14.81	$10.42	$0.125
August 2, 2014	$11.97	$10.28	$0.125
May 3, 2014	$14.85	$10.95	$0.125

During Fiscal 2015 and Fiscal 2014, we paid quarterly dividends as shown in the table above. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and the Dynamic Retail Intellidex. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 29, 2011 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15	1/30/16
American Eagle Outfitters, Inc.	100.00	99.30	157.61	108.24	116.77	125.51
S&P Midcap 400	100.00	102.71	121.77	148.39	164.55	153.54
Dynamic Retail Intellidex	100.00	118.07	151.92	188.17	261.55	294.64

The following table provides information regarding our repurchases of common stock during the three months ended January 30, 2016.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
Month #1 (November 1, 2015 through November 28, 2015)	—	$—	—	17,400,000
Month #2 (November 29, 2015 through January 2, 2016)	1,649,352	$15.69	1,649,116	15,750,884
Month #3 (January 3, 2016 through January 30, 2016)	12,913,868	$14.36	12,913,868	2,837,016
Total	14,563,220	$14.51	14,562,984	2,837,016

(1)

There were 14.6 million shares repurchased as part of our publicly announced share repurchase program during the three months ended January 30, 2016 and there were 236 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 2.8 million shares that may yet be purchased expires on January 28, 2017.

The following table sets forth additional information as of the end of Fiscal 2015, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Unregistered Sale of Equity Securities and Use of Proceeds

On November 2, 2015, the Company issued 197,496 shares of common stock, with the approximate value of $3,087,000, to certain former stockholders of Tailgate Clothing Company, Corp. (“Tailgate”) in connection with the Company’s acquisition of Tailgate. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Equity Compensation Plan Table

	Column (a)	Column (b)	Column (c)
Number of securities
remaining available
	Number of securities	Weighted-average	for issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding options,	plans (excluding
	options,	warrants and	securities reflected
	warrants and rights (1)	rights (1)	in column (a)) (1)
Equity compensation plans approved by stockholders	1,212,930	$14.83	6,009,946
Equity compensation plans not approved by stockholders	—	—	—
Total	1,212,930	$14.83	6,009,946

(1)

Equity compensation plans approved by stockholders include the 1999 Stock Incentive Plan, the 2005 Stock Award and Incentive Plan, as amended (the “2005 Plan”), and the 2014 Stock Award and Incentive Plan (the “2014 Plan”).

Item 6. Selected Consolidated Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected Consolidated Financial Statements data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended February 2, 2013 and January 28, 2012 and the selected Consolidated Balance Sheet data as of February 1, 2014, February 2, 2013 and January 28, 2012 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended (1)
(In thousands, except per share amounts, ratios and other	January 30,	January 31,	February 1,	February 2,	January 28,
financial information)	2016	2015	2014	2013	2012
Summary of Operations (2)
Total net revenue	$3,521,848	$3,282,867	$3,305,802	$3,475,802	$3,120,065
Comparable sales increase (decrease) (3)	7%	(5)%	(6)%	9%	4%
Gross profit	$1,302,734	$1,154,674	$1,113,999	$1,390,322	$1,144,594
Gross profit as a percentage of net sales	37.0%	35.2%	33.7%	40.0%	36.7%
Operating income	$319,878	$155,765	$141,055	$394,606	$269,335
Operating income as a percentage of net sales	9.1%	4.7%	4.3%	11.4%	8.6%
Income from continuing operations	$213,291	$88,787	$82,983	$264,098	$175,279
Income from continuing operations as a percentage of net sales	6.1%	2.6%	2.5%	7.6%	5.6%

Per Share Results
Income from continuing operations per common share-basic	$1.10	$0.46	$0.43	$1.35	$0.90
Income from continuing operations per common share-diluted	$1.09	$0.46	$0.43	$1.32	$0.89
Weighted average common shares outstanding – basic	194,351	194,437	192,802	196,211	194,445
Weighted average common shares outstanding – diluted	196,237	195,135	194,475	200,665	196,314
Cash dividends per common share	$0.50	$0.50	$0.38	$2.05	$0.44

Balance Sheet Information
Total cash and short-term investments	$260,067	$410,697	$428,935	$630,992	$745,044
Long-term investments	$—	$—	$—	$—	$847
Total assets	$1,612,246	$1,696,908	$1,694,164	$1,756,053	$1,950,802
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,051,376	$1,139,746	$1,166,178	$1,221,187	$1,416,851
Working capital	$259,693	$368,947	$462,604	$647,668	$833,326
Current ratio	1.56	1.80	2.11	2.49	3.06
Average return on stockholders’ equity	19.9%	7.0%	7.0%	17.6%	11.0%

Other Financial Information (2)
Total stores at year-end	1,047	1,056	1,066	1,044	1,069
Capital expenditures	$153,256	$245,002	$278,499	$93,939	$89,466
Net sales per average selling square foot (4)	$545	$525	$547	$602	$547
Total selling square feet at end of period	5,285,025	5,294,744	5,205,948	4,962,923	5,028,493
Net sales per average gross square foot (4)	$436	$420	$444	$489	$438
Total gross square feet at end of period	6,601,112	6,613,100	6,503,486	6,023,278	6,290,284
Number of employees at end of period	37,800	38,000	40,400	40,100	39,600

(1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)

All amounts presented are from continuing operations for all periods presented.  Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

(3)

The comparable sales increase for Fiscal 2012 ended February 2, 2013 is compared to the corresponding 53 week period in Fiscal 2011. Additionally, comparable sales for all periods include AEO Direct sales.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 15 to 20 AEO stores and 10 Aerie stores in North America and continued international expansion during Fiscal 2016;
•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 55 to 65 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2016;
•	the potential closure of approximately 30 to 35 American Eagle Outfitters and 15 Aerie stores in the United States and Canada during Fiscal 2016;
•	the planned opening of approximately 30 new international third party operated American Eagle Outfitters stores during Fiscal 2016;
•	the success of our core American Eagle Outfitters and Aerie brands through our omni-channel outlets within North America and internationally;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

AEO Direct sales are included in the individual American Eagle Outfitters and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate, given customer behavior.

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

Operating income – Our management views operating income as a key indicator of our performance. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures.  Management also uses earnings before interest and taxes as an indicator of operating results.

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

Results of Operations

Overview

Our Fiscal 2015 performance was strong, in a challenging retail environment.   We executed on our key priorities aimed at achieving sales and earnings growth.  Specifically, we made improvements to the merchandise by refocusing on innovation, quality and more compelling styles.  Both American Eagle and Aerie delivered increases in sales and profitability.   We achieved higher average selling prices and fewer markdowns. AEO’s digital business was particularly strong and the business benefited from the utilization of advances in omni-channel tools.  Inventories and expenses were well managed throughout the year.  We ended the year with $260.1 million in cash and no long-term debt.  Cash flow from operations for the year was strong and allowed for the repurchase of 15.6 million shares for $227.1 million.

Total net revenue for the year increased 7% to $3.522 billion, compared to $3.283 billion last year. Total comparable sales increased 7%. By brand, American Eagle Outfitters’ comparable sales rose 7% and Aerie increased 20%. Consolidated gross margin increased 180 basis points to 37.0%, compared to 35.2% last year.

Income from continuing operations was $1.09 per diluted share this year, compared to $0.46 per diluted share last year. On an adjusted basis, income from continuing operations last year was $0.63 per diluted share, which excludes a ($0.17) per diluted share impact from impairment and restructuring charges.

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

Earnings per Share
For the Fiscal Year Ended
January 31, 2015
Income from continuing operations per diluted share - GAAP Basis	$0.46

Add: Asset Impairments (1)	0.11
Add: Restructuring Charges (2)	0.06
Income from continuing operations per diluted share - Non-GAAP Basis	$0.63

(1)	Asset impairment costs of $0.11 per diluted share consist of $25.1 million for the impairment of 48 AEO and 31 Aerie stores.
(2)	Restructuring charges of $0.06 per diluted share include $17.8 million of severance and related employee costs and corporate charges.

We ended Fiscal 2015 with $260.1 million in cash and cash equivalents, a decrease of $150.6 million from last year. During the year, we generated $341.9 million of cash from operations. The cash from operations was offset by $227.1 million of share repurchases, $153.2 of capital expenditures and $97.2 million for payment of dividends. Merchandise inventory at the end of Fiscal 2015 was $305.2 million, an increase of 9% to last year.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.0	64.8	66.3
Gross profit	37.0	35.2	33.7
Selling, general and administrative expenses	23.7	24.6	24.1
Restructuring charges	—	0.6	—
Loss on impairment of assets	—	1.0	1.3
Depreciation and amortization expense	4.2	4.3	4.0
Operating income	9.1	4.7	4.3
Other income, net	0.1	0.1	—
Income before income taxes	9.2	4.8	4.3
Provision for income taxes	3.1	2.2	1.8
Income from continuing operations	6.1	2.6	2.5
Gain (Loss) from discontinued operations, net of tax	0.1	(0.2)	—
Net income	6.2%	2.4%	2.5%

Comparison of Fiscal 2015 to Fiscal 2014

Total Net Revenue

Total net revenue this year increased 7% to $3.522 billion compared to $3.283 billion.  For Fiscal 2015, total comparable sales increased 7% compared to a 5% decrease for Fiscal 2014.  By brand, including the respective AEO Direct revenue,

American Eagle Outfitters brand comparable sales increased 7%, or $189.8 million, and Aerie brand increased 20%, or $34.6 million. AEO Brand men’s comparable sales increased in the low-single digits and AEO Brand women’s comparable sales increased in the high-single digits.

For the year, store transactions decreased in the low single digits while units per transaction increased in the low single digits and AUR increased in the high single digits.

Gross Profit

Gross profit increased 13% to $1.303 billion from $1.155 billion last year.  On a consolidated basis, gross profit as a percent to total net revenue increased by 180 basis points to 37.0% from 35.2% last year.

The improvement in the gross margin was primarily due to 270 basis points of markdown improvement and 30 basis points of buying, occupancy and warehousing (“BOW”) cost leverage.  This was partially offset by 120 basis points of product cost deleverage as a result of higher incentive costs.

There was $21.0 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year. This is compared to $8.2 million of share-based payment expense included in gross profit last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 3% to $834.7 million, compared to $806.5 million last year. The increase in Fiscal 2015 was primarily due to higher incentive costs and investments in digital marketing, which were offset by a gain of $9.4 million on the sale of the previously closed Warrendale distribution center and savings from expense reduction initiatives. As a rate to total net revenue, selling, general and administrative expenses improved 90 basis points to 23.7%, compared to 24.6% last year.

There was $14.0 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses this year compared to $7.9 million last year.

Restructuring Charges

For Fiscal 2014, restructuring charges were $17.8 million, or 0.6% as a rate to total net revenue. This amount consists of corporate overhead reductions, including severance and related items, and office space consolidation. There were no restructuring charges in Fiscal 2015.

The restructuring charges were aimed at strengthening our corporate assets. Corporate overhead expenses eliminated redundancies at the home office. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Loss on Impairment of Assets

Loss on impairment of assets in Fiscal 2014 was the result of a store fleet and corporate location review and challenging performance last year, and consisted of $25.1 million for the impairment of 48 AEO Brand and 31 Aerie stores and $8.4 million for corporate items. There was no loss on impairment of assets recorded in Fiscal 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $148.2 million from $141.2 million last year, driven by omni-channel and IT investments, new factory and mainline AEO Brand stores, and the new fulfillment center. As a rate to total net revenue, depreciation and amortization decreased to 4.2% from 4.3% last year as a result of the higher total net revenue.

Other Income, Net

Other income was $2.0 million this year, compared to income of $3.7 million last year, primarily as a result of foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate from continuing operations decreased to 33.7% this year from 44.3% last year. The lower effective income tax rate in Fiscal 2015 was primarily due to an increase in world-wide earnings, income tax settlements, higher federal tax credits, and a decrease to the valuation allowance on foreign deferred tax assets.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations this year was $213.3 million, or $1.09 per diluted share. Income from continuing operations last year was $88.8 million, or $0.46 per diluted share. This includes $51.2 million, or $0.17 per diluted share, of after-tax impairment charges, asset write-offs, corporate charges and tax related items.

Gain from Discontinued Operations

In 2012, we exited the 77kids business and sold the stores and related e-commerce operations to a third party purchaser. In Fiscal 2014, we became primarily liable for 21 store leases as the third party purchaser did not fulfill its obligations and incurred $13.7 million in pre-tax expense ($8.5 million net of tax) to terminate store leases. During Fiscal 2015, we recorded a $7.8 million pre-tax gain ($4.8 million net of tax) as a result of favorably settling lease termination obligations.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income increased to $218.1 million in this year from $80.3 million in last year. As a percent to total net revenue, net income was 6.2% and 2.4% for Fiscal 2015 and Fiscal 2014, respectively. Net income per diluted share was $1.11, compared to $0.42 last year. The change in net income was attributable to the factors noted above.

Comparison of Fiscal 2014 to Fiscal 2013

Total Net Revenue

Total net revenue for Fiscal 2014 decreased 1% to $3.283 billion compared to $3.306 billion for Fiscal 2013. For Fiscal 2014, total comparable sales decreased 5% compared to a 6% increase for the corresponding 52 week period in 2013. By brand, including the respective AEO Direct revenue, American Eagle Outfitters brand comparable sales decreased 6%, or $161.8 million, and Aerie brand increased 6%, or $10.1 million. AEO Brand men’s comparable sales decreased in the high single-digits and AEO Brand women’s comparable sales decreased in the low single-digits.

For the year, store transactions decreased in the mid-single-digits while units per transaction increased in the low-single digits and AUR remained flat.

Gross Profit

Gross profit increased 4% to $1.155 billion in Fiscal 2014 from $1.114 billion in Fiscal 2013. On a consolidated basis, gross profit as a percent to total net revenue increased by 150 basis points to 35.2% from 33.7% in Fiscal 2013. Included in gross profit in Fiscal 2013 were $24.1 million of pre-tax charges related to fabric and product liabilities and the discontinuation of the AE Performance line and $4.5 million of corporate and store asset write-offs.

Reduced markdowns and favorable product costs provided a combined 280 basis points of improvement in Fiscal 2014. BOW costs deleveraged 130 basis points from higher delivery costs and deleverage of rent on negative comparable sales.

There was $8.2 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit in Fiscal 2014. This is compared to a net benefit of $6.9 million of share-based payment expense included in gross profit in Fiscal 2013.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 1% to $806.5 million in Fiscal 2014, compared to $796.5 million in Fiscal 2013. In Fiscal 2013, selling, general and administrative expense included $7.8 million of pre-tax employee related costs. As a rate to total net revenue, selling, general and administrative expenses increased 50 basis points to 24.6%, compared to 24.1% in Fiscal 2013. Higher incentive compensation and increased investment in advertising were partially offset by reduced overhead and variable expense.

There was $7.9 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses in Fiscal 2014 compared to $0.3 million in Fiscal 2013.

Restructuring Charges

Restructuring charges were $17.8 million, or 0.6% as a rate to total net revenue, for Fiscal 2014. This amount consists of corporate overhead reductions, including severance and related items, and office space consolidation. There were no restructuring charges in Fiscal 2013.

The restructuring charges are aimed at strengthening our corporate assets. Corporate overhead expenses eliminated redundancies at the home office. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business.

Loss on Impairment of Assets

Loss on impairment of assets in Fiscal 2014 was the result of a store fleet and corporate location review and challenging performance in Fiscal 2014, and consisted of $25.1 million for the impairment of 48 AEO Brand and 31 Aerie stores and $8.4 million for corporate items. In Fiscal 2013, the loss on impairment of assets was $44.5 million relating to 69 retail stores and our Warrendale, Pennsylvania Distribution Center.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $141.2 million in Fiscal 2014 from $132.0 million in Fiscal 2013, driven by omni-channel and IT investments, new factory and international stores, and the new fulfillment center. As a rate to total net revenue, depreciation and amortization increased to 4.3% from 4.0% in Fiscal 2013 as a result of the lower total net revenue and an increase in depreciation and amortization expense in Fiscal 2014. Depreciation and amortization includes $11.7 million of asset write-offs in Fiscal 2013.

Other Income, Net

Other income was $3.7 million in Fiscal 2014, compared to income of $1.0 million in Fiscal 2013, primarily as a result of foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate from continuing operations increased 44.3% in Fiscal 2014 from 41.6% in Fiscal 2013. The higher effective income tax rate in Fiscal 2014 was primarily due to an increase to the valuation allowance on foreign deferred tax assets, offset by an overall increase in income levels.

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

Loss from Discontinued Operations

We completed the sale of the 77kids stores and related e-commerce operations during 2012. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations on the Consolidated Statements of Operations for all periods presented.

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

Net Income

Net income decreased to $80.3 million in Fiscal 2014 from $83.0 million in Fiscal 2013. As a percent to total net revenue, net income was 2.4% and 2.5% for Fiscal 2014 and Fiscal 2013, respectively. Net income per diluted share was $0.42, compared to $0.43 in Fiscal 2013. The change in net income was attributable to the factors noted above.

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

As of January 30, 2016 and January 31, 2015, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and investments.

In accordance with ASC 820, the following tables represent the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 30, 2016:

	Fair Value Measurements at January 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$205,359	$205,359	$—	$—
Money-market	54,708	54,708	—	—
Total cash and cash equivalents	$260,067	$260,067	$—	$—
Percent to total	100%	100%	—	—

In the event we hold Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at January 30, 2016.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we hold a five-year asset-based revolving credit facility that allows us to borrow up to $400 million. Additionally, our uses of cash include the development of the Aerie brand and our international expansion efforts.  We expect to be able to fund our future cash requirements in North America through current cash holdings as well as cash generated from operations. In the future, we expect that our uses of cash will also include further expansion of our brands internationally.

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

The following sets forth certain measures of our liquidity:

	January 30,	January 31,
	2016	2015
Working Capital (in 000's)	$259,693	$368,947
Current Ratio	1.56	1.80

The $109.3 million decrease in our working capital and corresponding decrease in the current ratio as of January 30, 2016 compared to January 31, 2015, related primarily to our use of cash for investing and financing activities, offset by net income, net of non-cash adjustments.  Investing and financing activities primarily include capital expenditures, share repurchases, and the payment of dividends.  In Fiscal 2015, we repurchased 15.6 million shares for $227.1 million and paid $0.50 per share of dividends for a total of $97.2 million.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $341.9 million during Fiscal 2015, compared to $338.4 million during Fiscal 2014 and $229.9 during Fiscal 2013. Our major source of cash from operations was merchandise sales. Our primary outflows of cash from operations were for the payment of operational costs. The year-over-year increase in cash flows from operations this year was primarily driven by the increase in income from continuing operations, net of non-cash adjustments.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for Fiscal 2015 included $153.3 million in capital expenditures for property and equipment, cash paid for our acquisition of Tailgate Clothing Company of $10.4 million, and the purchase of intangible assets of $2.4 million, partially offset by $12.6 million of proceeds from the sale of the Warrendale Distribution Center. Investing activities for Fiscal 2014 included $245.0 million in capital expenditures for property and equipment, partially offset by $10.0 million of proceeds from the sale of investments classified as available-for-sale. Investing activities for Fiscal 2013 included $278.5 million in capital expenditures for property and equipment, $20.8 million for the purchase of assets related to our international expansion strategy and $52.1 million of investment purchases partially offset by $162.8 million of proceeds from the sale of investments classified as available-for-sale. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Continuing Operations

During Fiscal 2015, cash used for financing activities resulted primarily from $227.1 million for the repurchase of shares as part of our publicly announced repurchase program, $97.2 million for the payment of dividends and $5.2 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2014, cash used for financing activities resulted primarily from $97.2 million for the payment of dividends and $7.5 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2013, cash used for financing activities resulted primarily from $72.3 million for the payment of dividends and $33.1 million for the repurchase of 1.6 million shares as part of our publicly announced repurchase program.

Cash returned to shareholders through dividends and share repurchases was $324.3 million and $97.2 million in Fiscal 2015 and Fiscal 2014, respectively.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2015, Fiscal 2014 and Fiscal 2013, the excess tax benefits from share-based payments of $0.7 million, $0.7 million and $8.8 million, respectively, are classified as financing cash flows.

Capital Expenditures for Property and Equipment

Fiscal 2015 capital expenditures were $153.3 million, compared to $245.0 million in Fiscal 2014.  Fiscal 2015 expenditures included $50.1 million related to investments in our AEO stores, including 22 new AEO stores, 28 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology ($43.5 million), the improvement of our distribution centers and construction of a new distribution center ($15.9 million) and investments in e-commerce ($29.1 million) and other home office projects ($14.7 million).

For Fiscal 2016, we expect capital expenditures to be approximately $160 to $170 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce.

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

As of January 30, 2016, we were in compliance with the terms of the Credit Agreement and had $8.0 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of January 30, 2016.

Additionally, we have borrowing agreements with two separate financial institutions under which we may borrow an aggregate of $130 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of January 30, 2016, we had outstanding trade letters of credit of $0.4 million.

Stock Repurchases

During Fiscal 2015, as part of our publicly announced share repurchase program, we repurchased 15.6 million shares for approximately $227.1 million, at a weighted average price of $14.57 per share. During Fiscal 2014, there were no share repurchases as a part of our publicly announced repurchase programs. During Fiscal 2013, as part of our publicly announced share repurchase program, we repurchased 1.6 million shares for approximately $33.1 million, at a weighted average price of $20.66 per share. As of January 30, 2016, we had 2.8 million shares remaining authorized for repurchase under the program authorized by our Board in January 2013. The program authorized 20.0 million shares under a share repurchase program which expires on January 28, 2017. Subsequent to the fourth quarter of Fiscal 2015, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.

During Fiscal 2015, Fiscal 2014 and Fiscal 2013, we repurchased approximately 0.3 million, 0.5 million and 1.1 million shares, respectively, from certain employees at market prices totaling $5.2 million, $7.5 million and $23.4 million, respectively.  These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under the 2005 Stock Award and Incentive Plan, as amended.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

A $0.125 per share dividend was paid for each quarter of Fiscal 2015, resulting in a dividend yield of 3.4% for the trailing twelve months ended January 30, 2016. During Fiscal 2014, a $0.125 per share dividend was paid for each quarter, resulting in a dividend yield of 3.6% for the trailing twelve months ended January 31, 2015. Subsequent to the fourth quarter of Fiscal 2015, our Board declared a quarterly cash dividend of $0.125 per share, payable on April 22, 2016 to stockholders of record at the close of business on April 8, 2016. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of January 30, 2016:

	Payments Due by Period
		Less than	1-3	3-5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
Operating Leases (1)	$1,637,379	$285,100	$479,683	$370,449	$502,147
Unrecognized Tax Benefits (2)	7,030	2,464	—	—	4,566
Purchase Obligations (3)	494,248	490,673	2,338	1,237	—
Total Contractual Obligations	$2,138,657	$778,237	$482,021	$371,686	$506,713

(1)

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)

The amount of unrecognized tax benefits as of January 30, 2016 was $7.0 million, including approximately $1.3 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We anticipate $2.5 million of unrecognized tax benefits will be realized within one year. The remaining balance of unrecognized tax benefits of $4.6 million is included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payouts.

(3)

Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms. Included in the above purchase obligations are inventory commitments guaranteed by outstanding letters of credit, as shown in the table below.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of January 30, 2016:

	Amount of Commitment Expiration Per Period
	Total Amount	Less than	1-3	3-5	More than
(In thousands)	Committed	1 Year	Years	Years	5 Years
Trade Letters of Credit (1)	$378	$378	—	—	—
Standby Letters of Credit (2)	7,999	7,999	—	—	—
Total Commercial Commitments	$8,377	$8,377	—	—	—

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

Interest Rate Risk

Our earnings are not materially affected by changes in market interest rates. If our Fiscal 2015 average yield rate decreases by 10% in Fiscal 2016, our income before taxes will decrease by approximately $0.1 million.  Comparatively, if our Fiscal 2014 average yield rate had decreased by 10% in Fiscal 2015, our income before taxes would have decreased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $13.3 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income within the consolidated balance sheets. An unrealized loss of $29.9 million is included in accumulated other comprehensive income as of January 30, 2016.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eagle Outfitters, Inc. at January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania

March 10, 2016

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	January 30,	January 31,
(In thousands, except per share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$260,067	$410,697
Merchandise inventory	305,178	278,972
Accounts receivable	80,912	67,894
Prepaid expenses and other	77,218	70,477
Total current assets	723,375	828,040
Property and equipment, at cost, net of accumulated depreciation	703,586	698,227
Intangible assets, at cost, net of accumulated amortization	51,832	47,206
Goodwill	17,186	13,096
Deferred income taxes	64,927	73,137
Other assets	51,340	37,202
Total assets	$1,612,246	$1,696,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$182,789	$191,146
Accrued compensation and payroll taxes	79,302	44,884
Accrued rent	77,482	78,567
Accrued income and other taxes	22,223	33,110
Unredeemed gift cards and gift certificates	48,274	47,888
Current portion of deferred lease credits	12,711	12,969
Other liabilities and accrued expenses	40,901	50,529
Total current liabilities	463,682	459,093
Non-current liabilities:
Deferred lease credits	50,104	54,516
Non-current accrued income taxes	4,566	10,456
Other non-current liabilities	42,518	33,097
Total non-current liabilities	97,188	98,069
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 180,135 and 194,516 shares outstanding, respectively	2,496	2,496
Contributed capital	590,820	569,675
Accumulated other comprehensive loss, net of tax	(29,868)	(9,944)
Retained earnings	1,659,267	1,543,085
Treasury stock, 69,431 and 55,050 shares, respectively, at cost	(1,171,339)	(965,566)
Total stockholders' equity	1,051,376	1,139,746
Total liabilities and stockholders’ equity	$1,612,246	$1,696,908

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands, except per share amounts)	2016	2015	2014
Total net revenue	$3,521,848	$3,282,867	$3,305,802
Cost of sales, including certain buying, occupancy and warehousing expenses	2,219,114	2,128,193	2,191,803
Gross profit	1,302,734	1,154,674	1,113,999
Selling, general and administrative expenses	834,700	806,498	796,505
Restructuring charges	—	17,752	—
Loss on impairment of assets	—	33,468	44,465
Depreciation and amortization expense	148,156	141,191	131,974
Operating income	319,878	155,765	141,055
Other income, net	1,993	3,737	1,022
Income before income taxes	321,871	159,502	142,077
Provision for income taxes	108,580	70,715	59,094
Income from continuing operations	213,291	88,787	82,983
Discontinued operations, net of tax	4,847	(8,465)	—
Net income	$218,138	$80,322	$82,983

Basic income per common share:
Income from continuing operations	$1.10	$0.46	$0.43
Discontinued operations	0.02	(0.04)	—
Basic net income per common share	$1.12	$0.42	$0.43

Diluted income per common share:
Income from continuing operations	$1.09	$0.46	$0.43
Discontinued operations	0.02	(0.04)	—
Diluted net income per common share	$1.11	$0.42	$0.43

Weighted average common shares outstanding - basic	194,351	194,437	192,802
Weighted average common shares outstanding - diluted	196,237	195,135	194,475

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Net income	$218,138	$80,322	$82,983
Other comprehensive loss:
Foreign currency translation loss	(19,924)	(22,101)	(17,140)
Other comprehensive loss	(19,924)	(22,101)	(17,140)
Comprehensive income	$198,214	$58,221	$65,843

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at February 2, 2013	192,604	$2,496	$627,065	$1,553,058	$(990,729)	$29,297	$1,221,187
Stock awards	—	—	1,184	—	—	—	1,184
Repurchase of common stock as part of publicly announced programs	(1,600)	—	—	—	(33,051)	—	(33,051)
Repurchase of common stock from employees	(1,059)	—	—	—	(23,385)	—	(23,385)
Reissuance of treasury stock	3,204	—	(56,706)	6,090	55,831	—	5,215
Net income	—	—	—	82,983	—	—	82,983
Other comprehensive loss	—	—	—	—	—	(17,140)	(17,140)
Cash dividends and dividend equivalents ($0.375 per share)	—	—	1,465	(72,280)	—	—	(70,815)
Balance at February 1, 2014	193,149	$2,496	$573,008	$1,569,851	$(991,334)	$12,157	$1,166,178
Stock awards	—	—	12,372	—	—	—	12,372
Repurchase of common stock as part of publicly announced programs	—	—	—	—	—	—	—
Repurchase of common stock from employees	(517)	—	—	—	(7,464)	—	(7,464)
Reissuance of treasury stock	1,884	—	(17,988)	(7,503)	33,232	—	7,741
Net income	—	—	—	80,322	—	—	80,322
Other comprehensive loss	—	—	—	—	—	(22,101)	(22,101)
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,283	(99,585)	—	—	(97,302)
Balance at January 31, 2015	194,516	$2,496	$569,675	$1,543,085	$(965,566)	$(9,944)	$1,139,746
Stock awards	—	—	31,937	—	—	—	31,937
Repurchase of common stock as part of publicly announced programs	(15,563)	—	—	—	(227,071)	—	(227,071)
Repurchase of common stock from employees	(324)	—	—	—	(5,163)	—	(5,163)
Reissuance of treasury stock	1,506	—	(13,237)	(2,332)	26,461	—	10,892
Net income	—	—	—	218,138	—	—	218,138
Other comprehensive loss	—	—	—	—	—	(19,924)	(19,924)
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,445	(99,624)	—	—	(97,179)
Balance at January 30, 2016	180,135	$2,496	$590,820	$1,659,267	$(1,171,339)	$(29,868)	$1,051,376

(1)

600,000 authorized, 249,566 issued and 180,135 outstanding, $0.01 par value common stock at January 30, 2016; 600,000 authorized, 249,566 issued and 194,516 outstanding, $0.01 par value common stock at January 31, 2015; 600,000 authorized, 249,566 issued and 193,149 outstanding, $0.01 par value common stock at February 1, 2014. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock at January 30, 2016, January 31, 2015 and February 1, 2014.

(2)

69,431 shares, 55,050 shares, and 56,417 shares at January 30, 2016, January 31, 2015 and February 1, 2014, respectively. During Fiscal 2015, Fiscal 2014, and Fiscal 2013, 1,506 shares, 1,884 shares, and 3,204 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Operating activities:
Net income	$218,138	$80,322	$82,983
(Gain) loss from discontinued operations, net of tax	(4,847)	8,465	—
Income from continuing operations	$213,291	$88,787	$82,983
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	148,858	142,351	134,047
Share-based compensation	34,977	16,070	(6,541)
Deferred income taxes	4,680	(2,279)	20,100
Foreign currency transaction loss (gain)	2,977	(495)	1,378
Loss on impairment of assets	—	33,468	44,465
Gain on sale of assets	(9,422)	—	—
Changes in assets and liabilities:
Merchandise inventory	(22,259)	8,586	40,148
Accounts receivable	(10,093)	3,084	(29,511)
Prepaid expenses and other	(7,027)	14,282	(10,844)
Other assets	(10,017)	6,612	(36,089)
Accounts payable	(3,189)	(5,280)	28,568
Unredeemed gift cards and gift certificates	755	1,238	1,269
Deferred lease credits	(4,099)	(4,528)	583
Accrued compensation and payroll taxes	34,234	20,716	(42,465)
Accrued income and other taxes	(17,615)	24,826	(25,840)
Accrued liabilities	(14,133)	(9,012)	27,605
Total adjustments	128,627	249,639	146,873
Net cash provided by operating activities from continuing operations	341,918	338,426	229,856
Investing activities:
Capital expenditures for property and equipment	(153,256)	(245,002)	(278,499)
Acquisitions and purchase of long-lived assets in business combination	(10,442)	—	(20,751)
Proceeds from sale of assets	12,579	—	—
Acquisition of intangible assets	(2,382)	(1,264)	(6,835)
Purchase of available-for-sale securities	—	—	(52,065)
Sale of available-for-sale securities	—	10,002	162,785
Net cash used for investing activities from continuing operations	(153,501)	(236,264)	(195,365)
Financing activities:
Payments on capital leases and other	(7,635)	(7,143)	(2,839)
Repurchase of common stock as part of publicly announced programs	(227,071)	—	(33,051)
Repurchase of common stock from employees	(5,163)	(7,464)	(23,386)
Net proceeds from stock options exercised	7,283	7,305	6,197
Excess tax benefit from share-based payments	657	742	8,833
Cash dividends paid	(97,237)	(97,224)	(72,280)
Net cash used for financing activities from continuing operations	(329,166)	(103,784)	(116,526)
Effect of exchange rates on cash	(3,076)	(7,578)	(8,151)
Cash flows of discontinued operations
Net cash (used for) provided by operating activities	(6,805)	963	—
Net cash used for investing activities	—	—	—
Net cash used for financing activities	—	—	—
Effect of exchange rates on cash	—	—	—
Net cash (used for) provided by discontinued operations	(6,805)	963	—
Net decrease in cash and cash equivalents	(150,630)	(8,237)	(90,186)
Cash and cash equivalents - beginning of period	$410,697	$418,933	$509,119
Cash and cash equivalents - end of period	260,067	410,697	418,933

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended January 30, 2016

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

On November 2, 2015, AEO Inc. acquired Tailgate Clothing Company (“Tailgate”), which owns and operates Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand. As of January 30, 2016, the Company operated one Tailgate store in Iowa City, Iowa. Tailgate and Todd Snyder product is also sold online at TailgateClothing.com and ToddSnyder.com, respectively.

Merchandise Mix

The following table sets forth the approximate consolidated percentage of total net revenue from continuing operations attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Men’s apparel and accessories	37%	39%	40%
Women’s apparel and accessories (excluding Aerie)	54%	53%	52%
Aerie	9%	8%	8%
Total	100%	100%	100%

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 30, 2016, the Company operated in one reportable segment.

The Company exited its 77kids brand in Fiscal 2012. These Consolidated Financial Statements reflect the results of 77kids as discontinued operations for all periods presented.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2016” refers to the 52 week period ending January 28, 2017. “Fiscal 2015”, “Fiscal 2014” and “Fiscal 2013” refer to the 52-week periods ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. “Fiscal 2012” refers to the 53-week period ended February 2, 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Originally, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB voted to approve amendments deferring the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on February 4, 2018. The Company does not expect a material impact of the adoption of this guidance on the Company’s consolidated financial condition, results of operations or cash flows

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU may be applied prospectively or retrospectively. The Company adopted the ASU on January 30, 2016, applied retrospectively.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company will adopt in Fiscal 2019 and is currently evaluating the impact of ASU 2016-02 to its Consolidated Financial Statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

As of January 30, 2016 and January 31, 2015, the Company held no short-term investments.

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

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets. During Fiscal 2015, the Company recorded no asset impairment charges.

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

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canadian, Hong Kong and China businesses and the recent acquisition of Tailgate. In accordance with ASC 350, Intangibles- Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2016.  As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Refer to Note 17 to the Consolidated Financial Statements for additional information on the acquisition of Tailgate.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded for all periods presented.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive additional funding from the bank based on the Agreement and card activity. We recognize revenue for the additional funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations.

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

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Beginning balance	$3,249	$2,205	$4,481
Returns	(90,719)	(79,813)	(85,871)
Provisions	90,819	80,857	83,595
Ending balance	$3,349	$3,249	$2,205

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

The Company recognizes royalty revenue generated from its license or franchise agreements based upon a percentage of merchandise sales by the licensee/franchisee.  This revenue is recorded as a component of total net revenue when earned.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively "merchandise costs") and buying, occupancy and warehousing costs.

Design costs are related to the Company's Design Center operations and include compensation and employee benefit expenses, including salaries, incentives, travel, supplies and samples for our design teams, as well as rent and depreciation for the Company’s Design Center. These costs are included in cost of sales as the respective inventory is sold.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of January 30, 2016 and January 31, 2015, the Company had prepaid advertising expense of $6.1 million and $6.6 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $104.1 million, $94.2 million and $87.0 million in advertising expense during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other Income, Net

Other income, net consists primarily of foreign currency transaction gain/loss, interest income/expense and realized investment gains/losses.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded gift card breakage of $8.2 million, $7.0 million and $7.3 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Cash paid during the periods for:
Income taxes	$116,765	$38,501	$65,496
Interest	$1,173	$638	$387

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

The following tables present summarized geographical information:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Total net revenue:
United States	$3,091,205	$2,895,310	$2,954,635
Foreign (1)	430,643	387,557	351,167
Total net revenue	$3,521,848	$3,282,867	$3,305,802

(1)

Amounts represent sales from American Eagle Outfitters and Aerie international retail stores, AEO Direct sales that are billed to and/or shipped to foreign countries and international franchise revenue.

	January 30,	January 31,
(In thousands)	2016	2015
Long-lived assets, net:
United States	$692,252	$668,105
Foreign	80,352	90,424
Total long-lived assets, net	$772,604	$758,529

3.  Cash and Cash Equivalents

The following table summarizes the fair market value of our cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	January 30, 2016	January 31, 2015
Cash and cash equivalents:
Cash	$205,359	$370,692
Money-market	54,708	40,005
Total cash and cash equivalents	$260,067	$410,697

Proceeds from the sale of available-for-sale securities were $10.0 million and $162.8 million for Fiscal 2014 and Fiscal 2013, respectively.

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

As of January 30, 2016 and January 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These include cash equivalents and investments.

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 30, 2016 and January 31, 2015:

	Fair Value Measurements at January 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$205,359	$205,359	$—	$—
Money-market	54,708	54,708	—	—
Total cash and cash equivalents	$260,067	$260,067	$—	$—
Percent to total	100%	100%	—	—

	Fair Value Measurements at January 31, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$370,692	$370,692	$—	$—
Money-market	40,005	40,005	—	—
Total cash and cash equivalents	$410,697	$410,697	$—	$—
Percent to total	100.0%	100.0%	—	—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at January 30, 2016 or January 31, 2015.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value.  As a result of the Company’s annual goodwill impairment test performed as of January 30, 2016, the Company concluded that its goodwill was not impaired.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2014 and Fiscal 2013, certain long-lived assets related to the Company’s retail stores and corporate assets were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss of $33.5 million and 44.5 million, respectively, which is recorded as a loss on impairment of assets within the Consolidated Statements of Operations. The fair value of the impaired assets after the recorded loss is an immaterial amount.

The fair value of the Company’s stores were determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest.  The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands, except per share amounts)	2016	2015	2014
Weighted average common shares outstanding:
Basic number of common shares outstanding	194,351	194,437	192,802
Dilutive effect of stock options and non-vested restricted stock	1,886	698	1,673
Dilutive number of common shares outstanding	196,237	195,135	194,475

Equity awards to purchase approximately 13.000, 2.3 million and 1.7 million shares of common stock during the Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for Fiscal 2015, approximately 0.7 million of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals.  For Fiscal 2014, approximately 1.9 million of performance-based restricted stock awards were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Accounts Receivable

Accounts receivable are comprised of the following:

	January 30,	January 31,
(In thousands)	2016	2015
Franchise and license receivable	$35,834	$24,945
Credit card program receivable	15,880	14,277
Merchandise sell-offs and vendor receivables	14,121	12,953
Gift card receivable	3,629	4,453
Landlord construction allowances	4,382	3,354
Other items	7,066	7,912
Total	$80,912	$67,894

7.  Property and Equipment

Property and equipment consists of the following:

	January 30,	January 31,
(In thousands)	2016	2015
Land	$17,910	$19,796
Buildings	204,690	204,190
Leasehold improvements	580,758	571,312
Fixtures and equipment	963,758	852,408
Construction in progress	25,266	42,470
Property and equipment, at cost	$1,792,382	$1,690,176
Less: Accumulated depreciation	(1,088,796)	(991,949)
Property and equipment, net	$703,586	$698,227

Depreciation expense is summarized as follows:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Depreciation expense	$140,616	$132,529	$116,761

Additionally, during Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recorded $4.8 million, $6.4 million and $14.6 million, respectively, related to asset write-offs within depreciation and amortization expense.

8.  Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. During Fiscal 2015, the Company added $5.7 million net intangible assets from the Tailgate acquisition. The following table represents intangible assets as of January 30, 2016 and January 31, 2015:

	January 30,	January 31,
(In thousands)	2016	2015
Trademarks, at cost	$67,398	$59,385
Less: Accumulated amortization	(15,566)	(12,179)
Intangible assets, net	$51,832	$47,206

Amortization expense is summarized as follows:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Amortization expense	$3,483	$3,465	$2,714

The table below summarizes the estimated future amortization expense for intangible assets existing as of January 30, 2016 for the next five Fiscal Years:

Future
(In thousands)	Amortization
2016	$3,603
2017	$3,595
2018	$3,584
2019	$3,584
2020	$2,911

Refer to Note 17 to the Consolidated Financial Statements for additional information on the acquisition of Tailgate.

9.  Other Credit Arrangements

In Fiscal 2014, the Company entered into a new Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of January 30, 2016, the Company was in compliance with the terms of the Credit Agreement and had $8.0 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on January 30, 2016.

Additionally, the Company has borrowing agreements with two separate financial institutions under which it may borrow an aggregate of $130.0 million USD for the purposes of trade letter of credit issuances.  The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of January 30, 2016, the Company had outstanding trade letters of credit of $0.4 million.

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

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Store rent:
Fixed minimum	$282,300	$279,640	$260,668
Contingent	9,035	6,733	6,576
Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$291,335	$286,373	$267,244
Offices, distribution facilities, equipment and other	16,063	15,449	17,153
Total rent expense	$307,398	$301,822	$284,397

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at January 30, 2016:

(In thousands)	Future Minimum
Fiscal years:	Lease Obligations
2016	$285,100
2017	$254,677
2018	$225,006
2019	$194,806
2020	$175,643
Thereafter	$502,147
Total	$1,637,379

11.  Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	Benefit	Comprehensive
(In thousands)	Amount	(Expense)	Income
Balance at February 2, 2013	$29,297	—	$29,297
Foreign currency translation loss (1)	(17,140)	—	(17,140)
Balance at February 1, 2014	$12,157	—	$12,157
Foreign currency translation loss (1)	(22,101)	—	(22,101)
Balance at January 31, 2015	$(9,944)	—	$(9,944)
Foreign currency translation loss (1)	(14,535)	—	(14,535)
Loss on long-term intra-entity foreign currency transactions	(8,805)	3,416	(5,389)
Balance at January 30, 2016	$(33,284)	$3,416	$(29,868)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our subsidiaries.

12.  Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.  Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2015 and Fiscal 2014 was $35.0 million ($23.2 million, net of tax)  and $16.1 million ($9.9 million, net of tax), respectively. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2013 was a net benefit of $6.5 million ($4.1 million, net of tax).

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

At January 30, 2016, the Company had awards outstanding under three share-based compensation plans, which are described below.

Share-based compensation plans

2014 Stock Award and Incentive Plan

The 2014 Plan was approved by the stockholders on May 29, 2014.  The 2014 Plan authorized 11.5 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock based awards. The 2014 Plan provides that the maximum number of shares awarded to any individual may not exceed 4.0 million shares per year for options and SARS and no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year.  The 2014 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2014 Plan.  The 2014 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $300,000 in any single calendar year ($500,000 in the first year a person becomes a non-employee director). Through January 30, 2016, approximately 2.4 million shares of restricted stock and approximately 71,000 shares of common stock had been granted under the 2014 Plan to employees and directors.  Approximately 50% of the restricted stock awards are performance-based and are earned if the established performance goals are met.  The remaining 50% of the restricted stock awards are time-based and 85% vest ratably over three years, 6% cliff vest in one year, 5% cliff vest in two years and 4% cliff vest in three years.

2005 Stock Award and Incentive Plan

The 2005 Plan was approved by the stockholders on June 15, 2005.  The 2005 Plan authorized 18.4 million shares for issuance, of which 6.4 million shares are available for full value awards in the form of restricted stock awards, restricted stock units or other full value stock awards and 12.0 million shares are available for stock options, SAR, dividend equivalents, performance awards or other non-full value stock awards. The 2005 Plan was subsequently amended in Fiscal 2009 to increase the shares available for grant to 31.9 million without taking into consideration 9.1 million non-qualified stock options, 2.9 million shares of restricted stock and 0.2 million shares of common stock that had been previously granted under the 2005 plan to employees and directors (without considering cancellations as of January 31, 2009 of awards for 2.9 million shares). The 2005 Plan provides that the maximum number of shares awarded to any individual may not exceed 6.0 million shares per year for options and SAR and no more than 4.0 million shares may be granted with respect to each of restricted shares of stock and restricted stock units plus any unused carryover limit from the previous year.  The 2005 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards that are mandatory under the 2005 Plan.  The 2005 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed 20,000 shares per year (not to be adjusted for stock splits). Through January 30, 2016, 17.1 million non-qualified stock options, 10.4 million shares of restricted stock and 0.4 million shares of common stock had been granted under the 2005 Plan to employees and directors (without considering cancellations to date of awards for 14.0 million shares).  Approximately 95% of the options granted under the 2005 Plan vest over three years, 4% vest over one year and 1% vest over five years.  Options were granted for ten and seven year terms.  Approximately 62% of the restricted stock awards are performance-based and are earned if the Company meets established performance goals.  The remaining 38% of the restricted stock awards are time-based and vest over three years. The 2005 Plan terminated on May 29, 2014 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

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

A summary of the Company’s stock option activity under all plans for Fiscal 2015 follows:

	For the Year Ended January 30, 2016
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 31, 2015	2,390	$16.28
Granted	—	—
Exercised (1)	458	$15.25
Cancelled	720	$19.38
Outstanding - January 30, 2016	1,213	$14.83	2.2	567
Vested and expected to vest - January 30, 2016	1,206	$14.83	2.2	566
Exercisable - January 30, 2016 (2)	497	$13.52	3.0	555

(1)	Options exercised during Fiscal 2015 ranged in price from $8.09 to $16.49.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at January 30, 2016.

The weighted-average grant date fair value of stock options granted during Fiscal 2014 and Fiscal 2013 was $3.99 and $4.17, respectively. The aggregate intrinsic value of options exercised during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.4 million, $1.3 million and $3.9 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.3 million and ($0.5) million, respectively, for Fiscal 2015. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.3 million and $(0.5) million, respectively, for Fiscal 2014.  Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $6.2 million and $8.7 million, respectively, for Fiscal 2013.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

For the Years Ended
January 31,
Black-Scholes Option Valuation Assumptions	2015
Risk-free interest rates (1)	1.5%
Dividend yield	3.1%
Volatility factors of the expected market price of the Company's common stock (2)	41.2%
Weighted-average expected term (3)	4.5 years
Expected forfeiture rate (4)	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.
(4)	Based on historical experience.

As of January 30, 2016, there was $0.2 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Grants

Time-based restricted stock awards are comprised of time-based restricted stock units.  These awards vest over three years.Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	For the year ended		For the year ended
	January 30, 2016		January 30, 2016
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - January 31, 2015	1,596	$15.95	2,435	$16.02
Granted	1,147	14.95	1,241	15.00
Vested	(591)	16.97	(166)	14.77
Cancelled/Forfeited	(217)	14.83	(901)	14.85
Nonvested - January 30, 2016	1,935	15.17	2,609	16.02

As of January 30, 2016, there was $14.3 million of unrecognized compensation expense related to nonvested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.7 years. Based on current probable performance, there is $9.4 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of January 30, 2016, the Company had 6.0 million shares available for all equity grants.

13.  Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20½ years of age.  In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $10.6 million, $10.5 million and $9.6 million in expense during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, in connection with the Retirement Plan.

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

14.  Income Taxes

The components of income before income taxes from continuing operations were:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
U.S.	$289,697	$193,167	$157,669
Foreign	32,174	(33,665)	(15,592)
Total	$321,871	$159,502	$142,077

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 30,	January 31,
(In thousands)	2016	2015
Deferred tax assets:
Rent	$27,281	$28,323
Employee compensation and benefits	23,840	9,609
Deferred compensation	21,187	16,109
Foreign tax credits	20,567	15,546
Accruals not currently deductible	10,907	15,213
Inventories	9,659	6,939
State tax credits	6,902	7,595
Net operating loss	6,891	9,179
Other	12,745	11,476
Gross deferred tax assets	139,979	119,989
Valuation allowance	(7,720)	(10,563)
Total deferred tax assets	$132,259	$109,426

Deferred tax liabilities:
Property and equipment	$(59,386)	$(28,285)
Other	(7,946)	(8,004)
Total deferred tax liabilities	$(67,332)	$(36,289)

Total deferred tax assets, net	$64,927	$73,137

The net decrease in deferred tax assets and liabilities was primarily due to an increase in the deferred tax assets for compensation and benefits offset by an increase in the deferred tax liability for property and equipment basis differences. Additionally, there was a decrease to the valuation allowance related to foreign deferred tax assets.

As of January 30, 2016, the Company had deferred tax assets related to state and foreign net operating loss carryovers of $1.7 million and $5.2 million, respectively that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers begin expiring in the year 2018 and some have an indefinite carryforward period.   Management believes it is more likely than not that a portion of the state and foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such a valuation allowance of $5.0 million has been recorded on the deferred tax assets related to the cumulative state and foreign net operating loss carryovers.  We also provided for a valuation allowance of approximately $2.7 million related to other foreign deferred tax assets.

The Company has foreign tax credit carryovers in the amount of $20.6 million and $19.3 million as of January 30, 2016 and January 31, 2015, respectively.  The foreign tax credit carryovers begin to expire in Fiscal 2020 to the extent not utilized.  No valuation allowance has been recorded on the foreign tax credit carryovers as the Company believes it is more likely than not that the foreign tax credits will be utilized prior to expiration.

The Company has state income tax credit carryforwards of $6.9 million (net of federal tax) and $7.6 million (net of federal tax) as of January 30, 2016 and January 31, 2015, respectively.  These income tax credits can be utilized to offset future state income taxes and have a carryforward period of 10 to16 years. They will begin to expire in Fiscal 2022.

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Current:
Federal	$86,122	$66,229	$29,794
Foreign taxes	3,836	(792)	(50)
State	13,032	9,447	9,162
Total current	102,990	74,884	38,906
Deferred:
Federal	$5,606	$(1,178)	$20,611
Foreign taxes	(1,977)	(85)	695
State	1,961	(2,906)	(1,118)
Total deferred	5,590	(4,169)	20,188
Provision for income taxes	$108,580	$70,715	$59,094

As a result of additional tax deductions related to share-based payments, tax benefits have been recognized as contributed capital for Fiscal 2015, Fiscal 2014 and Fiscal 2013 in the amounts of $(0.5) million, $(0.5) million and $8.7 million, respectively.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries, as the Company intends to indefinitely reinvest the undistributed foreign earnings outside of the United States.  As of January 30, 2016, the unremitted earnings of the Company’s foreign subsidiaries were approximately $23.4 million (USD).  Upon distribution of the earnings in the form of dividends or otherwise, the Company would be subject to income and withholding taxes offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
(In thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Unrecognized tax benefits, beginning of the year balance	$12,609	$14,601	$17,250
Increases in current period tax positions	2,727	2,166	2,294
Increases in tax positions of prior periods	—	—	440
Settlements	—	(73)	—
Lapse of statute of limitations	(516)	(471)	(453)
Decreases in tax positions of prior periods	(9,072)	(3,614)	(4,930)
Unrecognized tax benefits, end of the year balance	$5,748	$12,609	$14,601

As of January 30, 2016, the gross amount of unrecognized tax benefits was $5.7 million, of which $4.6 million would affect the effective income tax rate if recognized.  The gross amount of unrecognized tax benefits as of January 31, 2015 was $12.6 million, of which $9.1 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits decreased by $6.9 million during Fiscal 2015, decreased $2.0 million during Fiscal 2014 and decreased by $2.6 million during Fiscal 2013.  The unrecognized tax benefit changes were primarily related to federal and state income tax settlements and other changes in income tax reserves.  Over the next twelve months the Company believes it is reasonably possible the unrecognized tax benefits could decrease by as much as $2.8 million as the result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $1.3 million and $1.6 million as of January 30, 2016 and January 31, 2015, respectively.  An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) examination of the Company’s U.S. federal income tax return for the tax year ended February 1, 2014 was completed during Fiscal 2015.  Accordingly, all years prior to the tax year ended January 31, 2015 are no longer subject to U.S. federal income tax examinations by tax authorities.  Additionally, the Company is participating in the IRS’s Compliance Assurance Process (CAP) for the tax years ended January 31, 2015 and January 30, 2016. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flows.  With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2009.  Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Federal income tax rate	35%	35%	35%
State income taxes, net of federal income tax effect	3	4	4
Valuation allowance changes, net	(1)	6	4
Tax settlements	(1)	(1)	(2)
Other	(2)	—	1
	34%	44%	42%

15.  Discontinued Operations

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

A rollforward of the liabilities recognized in the Consolidated Balance Sheets is as follows:

January 30,
(In thousands)	2016
Accrued liability as of January 31, 2015	$14,636
Add: Costs incurred	—
Less: Cash payments	(6,805)
Less: Adjustments (1)	(7,831)
Accrued liability as of January 30, 2016	$—

(1)	Adjustments resulting from favorably settling lease termination obligations during Fiscal 2015.

The tables below present the significant components of 77kids’ results included in Loss from Discontinued Operations on the Consolidated Statements of Operations for the years ended January 30, 2016, January 31, 2015 and February 1, 2014.

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Total net revenue	$—	$—	$—

Gain (Loss) from discontinued operations, before income taxes	$7,831	$(13,673)	$—
Income tax benefit	(2,984)	5,208	—
Gain (Loss) from discontinued operations, net of tax	$4,847	$(8,465)	$—

Gain (Loss) per common share from discontinued operations:
Basic	$0.02	$(0.04)	$—
Diluted	$0.02	$(0.04)	$—

16.  Restructuring Charges

During Fiscal 2014, the Company undertook restructuring aimed at strengthening the store portfolio and reducing corporate overhead, including severance and office space consolidation. These changes are aimed at driving efficiencies and aligning investments in areas that help fuel the business. There we no restructuring charges in Fiscal 2015.

Costs associated with restructuring activities are recorded when incurred. A summary of costs recognized within Restructuring Charges on the Consolidated Income Statement for Fiscal 2014 are included in the table as follows.

For the year ended
January 31,
(In thousands)	2015
Cash restructuring charges
Office space consolidation charges	$8,571
Severance and related employee costs	7,816
Other corporate items	1,365
Total restructuring charges	$17,752

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

January 30,
(In thousands)	2016
Accrued liability as of January 31, 2015	$12,456
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments	(10,015)
Accrued liability as of January 30, 2016	$2,441

17.  Acquisitions

During Fiscal 2015, the Company completed the acquisition of Tailgate, which owns and operates Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand, for total consideration of $13.5 million, of which $10.4 million was paid in cash.

The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The Company’s valuation of intangible assets, including deferred income taxes, is subject to finalization in Fiscal 2016.

The preliminary allocation of the purchase price to the fair value of assets acquired is as follows:

(In thousands)
Merchandise inventory	$4,078
Intangible assets and goodwill	10,121
Other current assets	4,231
Other liabilities	(4,974)
Total purchase price	$13,456

Results of operations of Tailgate have been included in our Consolidated Statements of Operations since the November 1, 2015 acquisition date. Pro forma results of the acquired business have not been presented as the results were not material to our Consolidated Financial Statements for all years presented and would not have been material had the acquisition occurred at the beginning of Fiscal 2015.

18.  Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2015 Quarters Ended
	May 2,	August 1,	October 31,	January 30,
(In thousands, except per share amounts)	2015	2015	2015	2016
Total net revenue	$699,520	$797,428	$919,072	$1,105,828
Gross profit	$262,212	$285,039	$367,532	$387,951
Income from continuing operations	29,055	33,265	69,265	81,706
Gain from discontinued operations, net of tax	—	—	4,847	—
Net income	$29,055	$33,265	$74,112	$81,706

Basic per common share amounts:
Income from continuing operations	$0.15	$0.17	$0.35	$0.42
Loss from discontinued operations, net of tax	—	—	0.03	—
Basic net income per common share	$0.15	$0.17	$0.38	$0.42

Diluted per common share amounts:
Income from continuing operations	$0.15	$0.17	0.35	$0.42
Loss from discontinued operations, net of tax	—	—	0.03	—
Diluted net income per common share	$0.15	$0.17	$0.38	$0.42

	Fiscal 2014 Quarters Ended
	May 3,	August 2,	November 1,	January 31,
(In thousands, except per share amounts)	2014	2014	2014	2015
Total net revenue	$646,129	$710,595	$854,290	$1,071,853
Gross profit	$225,845	$237,547	$315,472	$375,810
Income from continuing operations	3,866	5,813	9,035	70,073
Loss from discontinued operations, net of tax	—	—	—	(8,465)
Net income	$3,866	$5,813	$9,035	$61,608

Basic per common share amounts:
Income from continuing operations	$0.02	$0.03	$0.05	$0.36
Loss from discontinued operations, net of tax	—	—	—	(0.04)
Basic net income per common share	$0.02	$0.03	$0.05	$0.32

Diluted per common share amounts:
Income from continuing operations	$0.02	$0.03	$0.05	$0.36
Loss from discontinued operations, net of tax	—	—	—	(0.04)
Diluted net income per common share	$0.02	$0.03	$0.05	$0.32

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

In connection with the preparation of this Annual Report on Form 10-K as of January 30, 2016, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our Management concluded that we maintained effective internal control over financial reporting as of January 30, 2016.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously discussed in Note 17 to the Consolidated Financial Statements, we completed the acquisition of Tailgate Clothing Company (“Tailgate”), on November 1, 2015. The acquired businesses constituted approximately 1% of total assets as of January 30, 2016 and less than 1% of revenues and pre-tax income for the fiscal year then ended. Our Management’s assessment and conclusion on the effectiveness of our disclosure controls and procedures as of January 30, 2016 excluded an assessment of the internal control over financial reporting of the assets and business acquired for Tailgate.

Our independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Eagle Outfitters, Inc.

We have audited American Eagle Outfitters, Inc.’s  internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Eagle Outfitters Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tailgate Clothing Company (“Tailgate”), which is included in the January 30, 2016 consolidated financial statements of American Eagle Outfitters, Inc. and constituted approximately 1% of total assets as of January 30, 2016 and less than 1% of revenues and pre-tax income for the fiscal year then ended. Our audit of internal control over financial reporting of American Eagle Outfitters, Inc. also did not include an evaluation of the internal control over financial reporting of Tailgate.

In our opinion, American Eagle Outfitters, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Eagle Outfitters, Inc. as of January 30, 2016 and January 31, 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2016 of American Eagle Outfitters, Inc. and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 10, 2016

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Information,” and “Board Committees” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.  See also Part I, Item 1 under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “Security Ownership of Principal Stockholders and Management” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information appearing under the caption “Certain Relationships and Related Transactions” and “Board Committees” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015

Consolidated Statements of Operations for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

Notes to Consolidated Financial Statements

(a) (2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

4.1	See Amended and Restated Certificate of Incorporation, as amended, in Exhibit 3.1 hereof

4.2	See Amended and Restated Bylaws in Exhibit 3.2 hereof

10.1^	Form of Indemnification Agreement(3)

10.2^	Employee Stock Purchase Plan(4)

10.3^	Form of the Registrant’s 1999 Stock Incentive Plan, as amended (5)

10.4^	Deferred Compensation Plan, as amended(6)

10.5^	Form of Director Deferred Compensation Agreement(7)

10.6^	2005 Stock Award and Incentive Plan, as amended(8)

10.7^	Form of Change in Control Agreement dated April 21, 2010(9)

10.8^	Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement(10)

10.9^	Employment Agreement between the Registrant and Mary M. Boland, dated May 30, 2012(11)

10.10^	Change in Control Agreement between the Registrant and Mary M. Boland, dated July 25, 2012(12)

10.11^	Employment Agreement between the Registrant and Chad Kessler, dated December 2, 2013 (13)

10.12^	Employment Agreement between the Registrant and Jennifer Foyle, dated June 25, 2010 (14)

10.13	2014 Stock Award and Incentive Plan (15)

10.14^

Credit Agreement, dated December 2, 2014, among American Eagle Outfitters Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and HSBC Bank USA, N.A. as administrative agent for the lenders, and certain other parties and agents (16)

10.15^	Third Amended and Restated Employment Agreement between the Registrant and Roger S. Markfield, dated July 23, 2014 (17)

10.16^	Form of Notice of Grant of Stock Options and Option Agreement (18)

10.17^	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Awards Agreement (19)

10.18^	Form of Notice of Long Term Incentive Grant of Restricted Stock Units and Long Term Incentive Restricted Stock Units Award Agreement (20)

10.19^	Form of Notice and Grant Award Agreement under 2014 Stock Award and Incentive Plan (21)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Mary M. Boland pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit Number	Description

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

(1)	Previously filed as Exhibit 3.1 to the Form 10-Q dated August 4, 2007, filed September 6, 2007 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Form 8-K dated November 20, 2007, filed November 26, 2007 and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (file no. 33-75294), filed February 14, 1994, as amended, and incorporated herein by reference.
(4)	Previously filed as Exhibit 4(a) to Registration Statement on Form S-8 (file no. 33-33278), filed April 5, 1996 and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.5 to the Form 10-K dated February 3, 2007, filed April 4, 2007 and incorporated herein by reference.
(6)	Previously filed as Exhibit 10.2 to the Form 8-K dated December 17, 2008, filed December 23, 2008 and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 30, 2005, filed January 5, 2006 and incorporated herein by reference.
(8)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders held on June 16, 2009, filed May 4, 2009 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.1 to the Form 8-K dated April 21, 2010, filed April 26, 2010 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.25 to the Form 10-K dated January 29, 2011, filed on March 11, 2011 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 to the Form 8-K dated May 24, 2012, filed June 1, 2012 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 25, 2012, filed July 27, 2012 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.23 to the Form 10-K dated February 1, 2014, filed on March 13, 2014 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.26 to the Form 10-K dated February 1, 2014, filed on March 13, 2014 and incorporated herein by reference.
(15)	Previously filed as Appendix A to the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders held on May 29, 2014, filed April 14, 2014 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to the Form 8-K dated December 2, 2014, filed December 4, 2014 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to the Form 8-K dated July 23, 2014, filed July 25, 2014 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.24 to the Form 10-K dated January 28, 2012, filed on March 15, 2012 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.25 to the Form 10-K dated January 28, 2012, filed on March 15, 2012 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.26 to the Form 10-K dated January 28, 2012, filed on March 15, 2012 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.1 to the Form 10-Q dated May 2, 2015, filed on May 27, 2015 and incorporated herein by reference.

^	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer

Dated March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 10, 2016.

	Signature	Title

	/s/ Jay L. Schottenstein	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)
Jay L. Schottenstein

	/s/ Mary M. Boland	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
Mary M. Boland

	/s/ Scott M. Hurd	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Scott M. Hurd

	*	Director
Michael G. Jesselson

	*	Director
Thomas R. Ketteler

	*	Director
Cary D. McMillan

	*	Director
Janice E. Page

	*	Director
David M. Sable

	*	Director
Noel J. Spiegel

*By:	/s/ Mary M. Boland
Mary M. Boland,
Attorney-in-Fact