Form 10-Q
period 2016-04-30
AMERICAN EAGLE OUTFITTERS INC
filed 2016-05-25
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 180,894,777 Common Shares were outstanding at May 20, 2016.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	January 30,	May 2,
(In thousands, except per share amounts)	2016	2016	2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,976	$260,067	$326,907
Merchandise inventory	334,301	305,178	332,645
Accounts receivable	73,283	80,912	64,010
Prepaid expenses and other	82,767	77,218	74,132
Total current assets	729,327	723,375	797,694

Property and equipment, at cost, net of accumulated depreciation	706,221	703,586	710,256
Intangible assets, at cost, net of accumulated amortization	51,432	51,832	47,419
Goodwill	17,520	17,186	13,243
Non-current deferred income taxes	38,903	64,927	67,703
Other assets	52,893	51,340	36,445
Total assets	$1,596,296	$1,612,246	$1,672,760

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$202,692	$182,789	$203,239
Accrued compensation and payroll taxes	34,838	79,302	40,379
Accrued rent	77,477	77,482	78,741
Accrued income and other taxes	6,915	22,223	6,504
Unredeemed gift cards and gift certificates	38,508	48,274	37,385
Current portion of deferred lease credits	12,850	12,711	13,125
Other liabilities and accrued expenses	45,206	40,901	49,415
Total current liabilities	418,486	463,682	428,788
Non-current liabilities:
Deferred lease credits	54,738	50,104	57,162
Non-current accrued income taxes	4,675	4,566	10,884
Other non-current liabilities	41,089	42,518	30,521
Total non-current liabilities	100,502	97,188	98,567
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 180,804, 180,135 and 195,061 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	583,689	590,820	563,709
Accumulated other comprehensive loss	(24,484)	(29,868)	(11,044)
Retained earnings	1,675,031	1,659,267	1,545,674
Treasury stock, 68,762, 69,431 and 54,500 shares, respectively	(1,159,424)	(1,171,339)	(955,430)
Total stockholders’ equity	1,077,308	1,051,376	1,145,405
Total liabilities and stockholders’ equity	$1,596,296	$1,612,246	$1,672,760

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(In thousands, except per share amounts)	2016	2015
Total net revenue	$749,416	$699,520
Cost of sales, including certain buying, occupancy and warehousing expenses	455,964	437,308
Gross profit	293,452	262,212
Selling, general and administrative expenses	195,993	185,091
Depreciation and amortization expense	38,783	35,127
Operating income	58,676	41,994
Other income, net	4,935	5,970
Income before income taxes	63,611	47,964
Provision for income taxes	23,135	18,909
Net income	$40,476	$29,055

Net income per basic share	$0.22	$0.15
Net income per diluted share	$0.22	$0.15

Cash dividends per common share	$0.125	$0.125
Weighted average common shares outstanding - basic	180,697	194,975
Weighted average common shares outstanding - diluted	182,927	195,880

Retained earnings, beginning	$1,659,267	$1,543,085
Net income	40,476	29,055
Cash dividends and dividend equivalents	(23,159)	(24,989)
Reissuance of treasury stock	(1,553)	(1,477)
Retained earnings, ending	$1,675,031	$1,545,674

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(In thousands)	2016	2015
Net income	$40,476	$29,055
Other comprehensive income (loss):
Foreign currency translation income (loss)	5,384	(1,100)
Other comprehensive income (loss):	5,384	(1,100)
Comprehensive income	$45,860	$27,955

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(In thousands)	2016	2015
Operating activities:
Net income	$40,476	$29,055
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,080	35,302
Share-based compensation	8,808	8,102
Deferred income taxes	26,058	4,654
Foreign currency transaction gain	(4,612)	(3,692)
Changes in assets and liabilities:
Merchandise inventory	(25,652)	(52,806)
Accounts receivable	7,278	3,522
Prepaid expenses and other	(4,876)	(27)
Other assets	(592)	11,334
Accounts payable	4,604	5,070
Unredeemed gift cards and gift certificates	(10,146)	(10,665)
Deferred lease credits	4,158	2,517
Accrued compensation and payroll taxes	(44,019)	(3,670)
Accrued income and other taxes	(15,138)	(24,175)
Accrued liabilities	4,442	(17,252)
Total adjustments	(10,607)	(41,786)
Net cash provided by (used for) operating activities	29,869	(12,731)
Investing activities:
Capital expenditures for property and equipment	(24,336)	(41,743)
Acquisition of intangible assets	(758)	(1,078)
Net cash used for investing activities	(25,094)	(42,821)
Financing activities:
Payments on capital leases	(681)	(1,542)
Repurchase of common stock from employees	(6,749)	(4,991)
Net proceeds from stock options exercised	452	1,028
Excess tax benefit from share-based payments	463	594
Cash dividends paid	(22,599)	(24,381)
Net cash used for financing activities	(29,114)	(29,292)
Effect of exchange rates changes on cash	3,248	1,054
Net decrease in cash and cash equivalents	(21,091)	(83,790)
Cash and cash equivalents - beginning of period	260,067	410,697
Cash and cash equivalents - end of period	$238,976	$326,907
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$27,036	$43,282
Cash paid during the period for interest	$334	$333

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at April 30, 2016 and May 2, 2015 and for the 13 week periods ended April 30, 2016 and May 2, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2015 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At April 30, 2016, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2016” refers to the 52 week period ending January 28, 2017. “Fiscal 2015” refers to the 52 week period ended January 30, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Originally, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB voted to approve amendments deferring the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on February 4, 2018. The Company does not expect a material impact of the adoption of this guidance on its Consolidated Financial Statements, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company will adopt and is currently evaluating the impact to its Consolidated Financial Statements.

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

The Company recognizes royalty revenue generated from its licensee or franchise agreements based on a percentage of merchandise sales by the licnsee/franchisee.  This revenue is recorded as a component of total net revenue when earned.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of April 30, 2016 and May 2, 2015, the Company held no investments.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents investments.

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

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 weeks ended April 30, 2016 or May 2, 2015.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada, Hong Kong and China businesses and the recent acquisition of Tailgate Clothing Co in Fiscal 2015. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2016.  As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which primarily include trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 weeks ended April 30, 2016 or May 2, 2015.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $2.1 million and $1.7 million of revenue related to gift card breakage during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive additional funding from the Bank based on the Agreement and card activity. We recognize revenue for the additional funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations and Retained Earnings.

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

3.  Cash and Cash Equivalents and Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	April 30, 2016	January 30, 2016	May 2, 2015
Cash and cash equivalents:
Cash	$177,820	$205,359	$234,190
Money-market	61,156	54,708	92,717
Total cash and cash equivalents	$238,976	$260,067	$326,907

There were no sales or purchases of investments for the 13 weeks ended April 30, 2016 and May 2, 2015.

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

As of April 30, 2016 and May 2, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at April 30, 2016 and May 2, 2015:

	Fair Value Measurements at April 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$177,820	$177,820	—	—
Money-market	61,156	61,156	—	—
Total cash and cash equivalents	$238,976	$238,976	—	—

	Fair Value Measurements at May 2, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$234,190	$234,190	—	—
Money-market	92,717	92,717	—	—
Total cash and cash equivalents	$326,907	$326,907	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at April 30, 2016 or May 2, 2015.

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

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	April 30,	May 2,
(In thousands)	2016	2015
Weighted average common shares outstanding:
Basic number of common shares outstanding	180,697	194,975
Dilutive effect of stock options and non-vested restricted stock	2,230	905
Diluted number of common shares outstanding	182,927	195,880

Equity awards to purchase approximately 1.4 million shares of common stock during the 13 weeks ended April 30, 2016 and 40,000 shares of common stock during the 13 weeks ended May 2, 2015 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 0.7 million shares of restricted stock units for the 13 weeks ended April 30, 2016 were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	April 30,	January 30,	May 2,
(In thousands)	2016	2016	2015
Property and equipment, at cost	$1,802,838	$1,792,382	$1,726,207
Less: Accumulated depreciation	(1,096,617)	(1,088,796)	(1,015,951)
Property and equipment, net	$706,221	$703,586	$710,256

7.  Intangible Assets

Intangible assets consist of the following:

	April 30,	January 30,	May 2,
(In thousands)	2016	2016	2015
Trademarks and other intangibles, at cost	$68,155	$67,398	$60,462
Less: Accumulated amortization	(16,723)	(15,566)	(13,043)
Intangible assets, net	$51,432	$51,832	$47,419

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

As of April 30, 2016, the Company was in compliance with the terms of the Credit Agreement and had $8.0 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of April 30, 2016.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the financial institution.

As of April 30, 2016, the Company had no outstanding trade letters of credit.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended April 30, 2016 and May 2, 2015 was $8.8 million ($5.6 million, net of tax) and $8.1 million ($4.9 million, net of tax) respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 13 weeks ended April 30, 2016 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 30, 2016	1,213	$14.83
Exercised (1)	38	$12.03
Cancelled	42	$14.50
Outstanding - April 30, 2016	1,133	$14.93	0.8	314
Vested and expected to vest - April 30, 2016	1,133	$14.93	0.8	314
Exercisable - April 30, 2016 (2)	417	$13.56	0.8	314

(1)	Options exercised during the 13 weeks ended April 30, 2016 had exercise prices ranging from $11.50 to $13.70.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at April 30, 2016.

Cash received from the exercise of stock options was $0.5 million for the 13 weeks ended April 30, 2016 and $1.0 million for the 13 weeks ended May 2, 2015.  The actual tax benefit (expense) realized from stock option exercises totaled $0.1 million for the 13 weeks ended April 30, 2016 and ($0.2) million for the 13 weeks ended May 2, 2015.

There were no stock options granted during the 13 weeks ended April 30, 2016 and May 2, 2015.

As of April 30, 2016, there was no unrecognized compensation expense for stock option awards.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	April 30, 2016		April 30, 2016
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - January 30, 2016	1,935	$15.17	2,609	$16.02
Granted	800	$16.09	613	$16.09
Vested	(781)	$16.14	(115)	$14.82
Cancelled	(39)	$14.36	(689)	$19.74
Nonvested - April 30, 2016	1,915	$15.18	2,418	$15.03

As of April 30, 2016, there was $25.7 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. Based on current probable performance, there is $10.3 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of April 30, 2016, the Company had 6.3 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended April 30, 2016 was 36.4% compared to 39.4% for the 13 weeks ended May 2, 2015. The decrease in the effective income tax rate this year is primarily due to an increase in world-wide earnings and a decrease to the valuation allowance on foreign deferred tax assets.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended April 30, 2016.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.0 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

11.  Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies (“ASC 450”), management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450.  As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position or results of the operations of the Company.

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the thirteen week periods ended April 30, 2016 and May 2, 2015, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of April 30, 2016 and May 2, 2015, and the related consolidated statements of operations and retained earnings, comprehensive income and cash flows for the thirteen week periods ended April 30, 2016 and May 2, 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 10, 2016. In our opinion, the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of January 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

May 24, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2015 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2015 Annual Report on Form 10-K.

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

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2015 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

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

Results of Operations

Overview

Our first quarter performance remained strong, continuing the momentum from Fiscal 2015.  Compelling product and an improved customer experience drove sales and margin growth across brands. Comparable sales were positive for both the AE and Aerie brands.  E-commerce was exceptionally strong, as increased digital marketing efforts and site improvements are delivering returns.  Comparable store sales were also positive, despite soft mall traffic.   Favorable product costs resulted in margin expansion and expense discipline allowed for leverage of operating expense and occupancy costs.  We ended the quarter in solid financial condition, with $239 million in cash and no debt.

Total net revenue increased 7% to $749.4 million and consolidated comparable sales, including AEO Direct, increased 6%, following a 7% increase last year.  By brand, American Eagle Outfitters comparable sales increased 4% while Aerie increased 32%.

Gross profit rose 12% to $293.5 million compared to $262.2 million last year and increased 170 basis points to 39.2% as a rate to total net revenue. The increase was the result of leverage in occupancy costs and lower product costs, offset by an increase in markdowns.

Operating income for the first quarter was $58.7 million compared to $42.0 million last year and leveraged 180 basis points.  Net income the quarter was $40.5 million, or $0.22 per diluted share, compared to $29.1 million, or $0.15 per diluted share, last year.

We had $239.0 million in cash and cash equivalents as of April 30, 2016.  Merchandise inventory at the end of the first quarter was $334.3 million, compared to $332.6 million last year.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.8	62.5
Gross profit	39.2	37.5
Selling, general and administrative expenses	26.2	26.5
Depreciation and amortization expense	5.2	5.0
Operating income	7.8	6.0
Other income, net	0.7	0.9
Income before income taxes	8.5	6.9
Provision for income taxes	3.1	2.7
Net Income	5.4%	4.2%

The following table shows our consolidated store data:

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Number of stores:
Beginning of period	1,047	1,056
Opened	3	4
Closed	(4)	(6)
End of period	1,046	1,054
Total gross square feet at end of period	6,601,780	6,619,939
International licensed/franchise stores at end of period (1)	145	109

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 950 American Eagle Outfitters retail stores, 95 Aerie stand-alone retail stores and AEO Direct.

Comparison of the 13 weeks ended April 30, 2016 to the 13 weeks ended May 2, 2015

Total net revenue

Total net revenue increased 7% to $749.4 million compared to $699.5 million last year. The increase resulted primarily from a consolidated comparable sales increase of 6% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 4%, or $25.3 million, and Aerie brand comparable sales increased 32%, or $15.1 million.

Total comparable sales for AE women’s increased 9% and men’s decreased 3%.  For the first quarter, the average transaction value increased 6%, driven by a 5% increase in our AUR.  Strength in our AUR was driven by more compelling and higher quality merchandise.

Gross Profit

Gross profit increased 12% to $293.5 million compared to $262.2 million last year. As a rate to total net revenue, gross profit was 39.2% compared to 37.5% in the same quarter last year. The increase was primarily the result of buying, occupancy, and warehousing costs leveraging 110 basis points, primarily due to occupancy cost leverage. Additionally, the remaining 60 basis points of improvement was the result of favorable product costs, offset by a modest increase in markdowns.

There was $4.3 million and $4.4 million of share-based payment expense included in gross profit for the periods ended April 30, 2016 and May 2, 2015, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 6% to $196.0 million from $185.1 million last year. As a rate to total net revenue, SG&A expenses decreased 30 basis points to 26.2%. SG&A expense increased due to investments in advertising, variable selling expenses and other strategic initiatives.

There was $4.5 million and $3.6 million of share-based payment expense included in SG&A expenses for the periods ended April 30, 2016 and May 2, 2015, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $38.8 million, compared to $35.1 million last year.  As a rate to total net revenue, depreciation and amortization expense was 5.2% this year as compared to 5.0% last year.  The increase was driven by omni-channel and IT technology investments

Other Income, Net

Other income of $4.9 million was comprised primarily of currency gains on cash held in Canadian dollars. This compares to other income of $6.0 million last year.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 13 weeks ended April 30, 2016 was 36.4% compared to 39.4% for the 13 weeks ended May 2, 2015.  The decrease in the effective income tax rate this year is primarily due to an increase in world-wide earnings and a decrease to the valuation allowance on foreign deferred tax assets.

Net Income

Net income increased to $40.5 million, or 5.4% as a percent to total net revenue, from $29.1 million, or 4.2% as a percent to total net revenue last year. Net income per diluted share increased to $0.22 per diluted share from $0.15 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of April 30, 2016, we had 145 stores operated by our third party operators in 22 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of April 30, 2016, we had 100 company-operated stores in Canada, 23 in Mexico, 6 in Hong Kong, 9 in China, 6 in Puerto Rico, and 3 in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores in Mexico, Asia and the United Kingdom as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of April 30, 2016, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of April 30, 2016:

	Fair Value Measurements at April 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$177,820	$177,820	—	—
Money-market	61,156	61,156	—	—
Total cash and cash equivalents	$238,976	$238,976	—	—

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

The following sets forth certain measures of our liquidity:

	April 30,	January 30,	May 2,
	2016	2016	2015
Working Capital (in thousands)	$310,841	$259,693	$368,906
Current Ratio	1.74	1.56	1.86

Working capital increased $51.1 million compared to January 30, 2016 and decreased $58.1 million compared to last year. Our operating cash flows have been sufficient to fund our use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and share repurchases.

Cash Flows from Operating Activities

Net cash provided by (used for) operating activities from continuing operations totaled $29.9 million and $(12.7) million for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows from operations was primarily driven by increased earnings levels resulting from positive sales results and margin growth.

Cash Flows from Investing Activities

Investing activities from continuing operations for the 13 weeks ended April 30, 2016 primarily consisted of $(24.3) million of capital expenditures for property and equipment. Investing activities for the 13 weeks ended May 2, 2015 primarily included $(41.7) million of capital expenditures for property and equipment.

Cash Flows from Financing Activities

Cash used for financing activities from continuing operations for the 13 weeks ended April 30, 2016 consisted primarily of $22.6 million for cash dividends paid at a quarterly rate of $0.125 per share, $6.7 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $0.7 million for the payments on capital leases, partially offset by $0.5 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs this year.

Cash used for financing activities for the 13 weeks ended May 2, 2015 consisted primarily of $24.4 million for cash dividends paid at a quarterly rate of $0.125 per share, $5.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $1.5 million for the payments on capital leases, partially offset by $1.0 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs during the 13 weeks ended May 2, 2015.

Credit Facilities

In Fiscal 2014, we entered into a Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400.0 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of April 30, 2016, we were in compliance with the terms of the Credit Agreement and had $8.0 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on April 30, 2016.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of April 30, 2016, we had no outstanding trade letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended April 30, 2016 were $24.3 million and included $14.7 million related to investments in our stores, including 3 new AE stores and 12 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($2.2 million), other home office projects ($2.8 million), the improvement and expansion of our distribution centers ($0.3 million) and investments in e-commerce ($4.3 million).

For Fiscal 2016, we expect capital expenditures to be approximately $160 to $170 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 13 weeks ended April 30, 2016 and May 2, 2015, there were no share repurchases as a part of our publicly announced repurchase programs. As of April 30, 2016, we had 2.8 million shares remaining authorized for repurchase under the program authorized by our Board in January 2013. During the 13 weeks ended April 30, 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021, bringing our total repurchase authorization to 27.8 million.

During the 13 weeks ended April 30, 2016 and May 2, 2015, we repurchased approximately 0.4 million and 0.3 million shares, respectively, from certain employees at market prices totaling $6.7 million and $5.0 million, respectively.  These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended April 30, 2016, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on April 22, 2016. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 30, 2016 contained in our Fiscal 2015 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from January 30, 2016. Our market risk profile as of January 30, 2016 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2015 Annual Report on Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2015 Annual Report on Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2015 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended April 30, 2016.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 31, 2016 through February 27, 2016)	4,685	$14.20	—	27,837,016
Month #2 (February 28, 2016 through April 2, 2016)	429,767	$15.26	—	27,837,016
Month #3 (April 3, 2016 through April 30, 2016)	2,521	$15.63	—	27,837,016
Total	436,973	$15.26	—	27,837,016

(1)

During the 13 weeks ended April 30, 2016 there were no shares repurchased as part of our publicly announced share repurchase program and there were 436,973 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 2.8 million shares that may yet be purchased expires on January 28, 2017. During the 13 weeks ended April 30, 2016, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021, bringing our total repurchase authorization outstanding to 27.8 million.

ITEM 6. EXHIBITS.

* Exhibit 10.1	Employment Agreement between the Registrant and Peter Horvath, dated May 4, 2016

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Scott M. Hurd pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 24, 2016

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott M. Hurd
Scott M. Hurd
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)