Form 10-Q
period 2016-07-30
AMERICAN EAGLE OUTFITTERS INC
filed 2016-08-24
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 181,763,310 Common Shares were outstanding at August 19, 2016.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	July 30,	January 30,	August 1,
(In thousands, except per share amounts)	2016	2016	2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,934	$260,067	$327,290
Merchandise inventory	422,151	305,178	408,541
Accounts receivable	65,282	80,912	50,693
Prepaid expenses and other	90,852	77,218	72,106
Total current assets	826,219	723,375	858,630

Property and equipment, at cost, net of accumulated depreciation	700,270	703,586	715,650
Intangible assets, at cost, net of accumulated amortization	50,761	51,832	47,154
Goodwill	17,399	17,186	13,006
Non-current deferred income taxes	44,370	64,927	74,140
Other assets	54,169	51,340	51,629
Total assets	$1,693,188	$1,612,246	$1,760,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$286,691	$182,789	$263,145
Accrued compensation and payroll taxes	35,908	79,302	37,851
Accrued rent	78,621	77,482	77,127
Accrued income and other taxes	10,250	22,223	14,654
Unredeemed gift cards and gift certificates	31,532	48,274	30,502
Current portion of deferred lease credits	12,810	12,711	13,240
Other liabilities and accrued expenses	42,719	40,901	55,625
Total current liabilities	498,531	463,682	492,144
Non-current liabilities:
Deferred lease credits	51,100	50,104	56,421
Non-current accrued income taxes	4,795	4,566	5,441
Other non-current liabilities	38,365	42,518	40,525
Total non-current liabilities	94,260	97,188	102,387
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 180,907, 180,135 and 195,429 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	591,532	590,820	577,146
Accumulated other comprehensive loss	(29,356)	(29,868)	(18,378)
Retained earnings	1,693,371	1,659,267	1,553,380
Treasury stock, 68,659, 69,431 and 54,137 shares, respectively	(1,157,646)	(1,171,339)	(948,966)
Total stockholders’ equity	1,100,397	1,051,376	1,165,678
Total liabilities and stockholders’ equity	$1,693,188	$1,612,246	$1,760,209

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(In thousands, except per share amounts)	2016	2015	2016	2015
Total net revenue	$822,594	$797,428	$1,572,010	$1,496,948
Cost of sales, including certain buying, occupancy and warehousing expenses	515,499	512,389	971,463	949,697
Gross profit	307,095	285,039	600,547	547,251
Selling, general and administrative expenses	199,536	195,791	395,529	380,882
Depreciation and amortization expense	38,900	36,109	77,683	71,237
Operating income	68,659	53,139	127,335	95,132
Other (expense) income, net	(3,134)	(2,237)	1,801	3,733
Income before income taxes	65,525	50,902	129,136	98,865
Provision for income taxes	23,933	17,637	47,068	36,547
Net income	$41,592	$33,265	$82,068	$62,318

Net income per basic share	$0.23	$0.17	$0.45	$0.32
Net income per diluted share	$0.23	$0.17	$0.45	$0.32

Cash dividends per common share	$0.125	$0.125	$0.250	$0.250
Weighted average common shares outstanding - basic	181,048	195,508	180,872	195,241
Weighted average common shares outstanding - diluted	183,413	196,885	182,922	196,532

Retained earnings, beginning	$1,675,031	$1,545,674	$1,659,267	$1,543,085
Net income	41,592	33,265	82,068	62,318
Cash dividends and dividend equivalents	(23,246)	(24,428)	(46,405)	(49,417)
Reissuance of treasury stock	(6)	(1,131)	(1,559)	(2,606)
Retained earnings, ending	$1,693,371	$1,553,380	$1,693,371	$1,553,380

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(In thousands)	2016	2015	2016	2015
Net income	$41,592	$33,265	$82,068	$62,318
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(4,873)	(7,334)	511	(8,434)
Other comprehensive (loss) income:	(4,873)	(7,334)	511	(8,434)
Comprehensive income	$36,719	$25,931	$82,579	$53,884

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	July 30,	August 1,
(In thousands)	2016	2015
Operating activities:
Net income	$82,068	$62,318
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	78,142	71,582
Share-based compensation	16,748	22,091
Deferred income taxes	20,262	(1,272)
Foreign currency transaction gain	(2,268)	(1,062)
Changes in assets and liabilities:
Merchandise inventory	(115,371)	(131,345)
Accounts receivable	14,081	16,189
Prepaid expenses and other	(13,360)	(1,800)
Other assets	(3,482)	(16,074)
Accounts payable	92,027	67,869
Unredeemed gift cards and gift certificates	(16,953)	(17,285)
Deferred lease credits	718	2,349
Accrued compensation and payroll taxes	(42,796)	(6,407)
Accrued income and other taxes	(12,020)	(22,926)
Accrued liabilities	3,570	3,289
Total adjustments	19,298	(14,802)
Net cash provided by operating activities	101,366	47,516
Investing activities:
Capital expenditures for property and equipment	(60,539)	(78,927)
Acquisition of intangible assets	(1,034)	(1,680)
Net cash used for investing activities	(61,573)	(80,607)
Financing activities:
Payments on capital leases	(3,902)	(3,084)
Repurchase of common stock from employees	(6,868)	(5,149)
Net proceeds from stock options exercised	1,905	6,362
Excess tax benefit from share-based payments	486	653
Cash dividends paid	(45,213)	(48,809)
Net cash used for financing activities	(53,592)	(50,027)
Effect of exchange rates changes on cash	1,666	(289)
Net decrease in cash and cash equivalents	(12,133)	(83,407)
Cash and cash equivalents - beginning of period	260,067	410,697
Cash and cash equivalents - end of period	$247,934	$327,290
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$63,631	$60,936
Cash paid during the period for interest	$610	$611

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at July 30, 2016 and August 1, 2015 and for the 13 week and 26 week periods ended July 30, 2016 and August 1, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2015 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At July 30, 2016, the Company operated in one reportable segment.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company will adopt in Fiscal 2017 and is currently evaluating the impact to its Consolidated Financial Statements.

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

The Company recognizes royalty revenue generated from its licensee or franchise agreements based on a percentage of merchandise sales by the licensee/franchisee.  This revenue is recorded as a component of total net revenue when earned.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of foreign currency transaction gain/loss, interest income/expense and investment gain/loss.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of July 30, 2016 and August 1, 2015, the Company held no short or long term investments.

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

Property and Equipment

Property and equipment is recorded on the basis of cost, including costs to prepare the asset for use, with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures, equipment and technology	5 years

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 weeks or 26 weeks ended July 30, 2016 or August 1, 2015.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is related to the acquisition of its importing operations, Canada, Hong Kong and China businesses and the recent acquisition of Tailgate Clothing Co. in Fiscal 2015. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2016.  As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which primarily include trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 26 weeks ended July 30, 2016 or August 1, 2015.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.7 million and $1.5 million of revenue related to gift card breakage during the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.  During the 26 weeks ended July 30, 2016 and August 1, 2015, the Company recorded $3.8 million and $3.2 million, respectively, of revenue related to gift card breakage.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive additional funding from the Bank based on the Agreement and card activity. We recognize revenue for the additional funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded as a component of total net revenue.

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

3.  Cash and Cash Equivalents and Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	July 30, 2016	January 30, 2016	August 1, 2015
Cash and cash equivalents:
Cash	$173,921	$205,359	$248,824
Interest Bearing Deposits and Money Market Funds	74,013	54,708	78,466
Total cash and cash equivalents	$247,934	$260,067	$327,290

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

As of July 30, 2016 and August 1, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at July 30, 2016 and August 1, 2015:

	Fair Value Measurements at July 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$173,921	$173,921	—	—
Interest Bearing Deposits	74,013	74,013	—	—
Total cash and cash equivalents	$247,934	$247,934	—	—

	Fair Value Measurements at August 1, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$248,824	$248,824	—	—
Interest Bearing Deposits and Money Market Funds	78,466	78,466	—	—
Total cash and cash equivalents	$327,290	$327,290	—	—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at July 30, 2016 or August 1, 2015.

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

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(In thousands)	2016	2015	2016	2015
Weighted average common shares outstanding:
Basic number of common shares outstanding	181,048	195,508	180,872	195,241
Dilutive effect of stock options and non-vested restricted stock	2,365	1,377	2,050	1,291
Diluted number of common shares outstanding	183,413	196,885	182,922	196,532

Equity awards to purchase 2.8 million shares of common stock during both the 13 and 26 weeks ended July 30, 2016, respectively, and approximately 40,000 shares of common stock during both the 13 and 26 weeks ended August 1, 2015 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 0.1 million shares of restricted stock units for the 13 and 26 weeks ended July 30, 2016, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	July 30,	January 30,	August 1,
(In thousands)	2016	2016	2015
Property and equipment, at cost	$1,824,869	$1,792,382	$1,757,957
Less: Accumulated depreciation	(1,124,599)	(1,088,796)	(1,042,307)
Property and equipment, net	$700,270	$703,586	$715,650

7.  Intangible Assets

Intangible assets consist of the following:

	July 30,	January 30,	August 1,
(In thousands)	2016	2016	2015
Trademarks and other intangibles, at cost	$68,430	$67,398	$61,065
Less: Accumulated amortization	(17,669)	(15,566)	(13,911)
Intangible assets, net	$50,761	$51,832	$47,154

8.  Other Credit Arrangements

The Company currently participates in a Credit Agreement (“Credit Agreement”) consisting of a five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of July 30, 2016, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of July 30, 2016.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the financial institution.

As of July 30, 2016, the Company had no outstanding trade letters of credit.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 26 weeks ended July 30, 2016 was $7.9 million ($5.0 million, net of tax) and $16.7 million ($10.6 million, net of tax), respectively, and for the 13 and 26 weeks ended August 1, 2015 was $14.0 million ($8.6 million, net of tax) and $22.1 million ($13.5 million, net of tax) respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 26 weeks ended July 30, 2016 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 30, 2016	1,213	$14.83
Granted	2,211	$15.35
Exercised (1)	121	$13.74
Cancelled	42	$14.50
Outstanding - July 30, 2016	3,261	$15.23	4.8	8,802
Vested and expected to vest - July 30, 2016	3,079	$15.22	4.7	8,336
Exercisable - July 30, 2016 (2)	1,036	$14.90	0.6	3,125

(1)	Options exercised during the 26 weeks ended July 30, 2016 had exercise prices ranging from $11.50 to $14.50.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at July 30, 2016.

Cash received from the exercise of stock options was $1.9 million for the 26 weeks ended July 30, 2016 and $6.4 million for the 26 weeks ended August 1, 2015.  The actual tax benefit realized from stock option exercises totaled $0.1 million for the 26 weeks ended July 30, 2016 and $0.6 million for the 26 weeks ended August 1, 2015.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:    .

26 Weeks Ended
July 30,
Black-Scholes Option Valuation Assumptions	2016
Risk-free interest rate (1)	1.3%
Dividend yield	3.0%
Volatility factor (2)	35.4%
Weighted-average expected term (3)	4.4 years
Expected forfeiture rate (4)	8.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.

(3)	Represents the period of time options are expected to be outstanding, based on historical experience.

(4)	Based upon historical experience.

As of July 30, 2016, there was $7.2 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 3.1 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	July 30, 2016		July 30, 2016
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - January 30, 2016	1,935	$15.17	2,609	$16.02
Granted	946	$16.02	1,077	$15.70
Vested	(885)	$16.11	(195)	$14.82
Cancelled	(44)	$10.50	(700)	$19.72
Nonvested - July 30, 2016	1,952	$15.26	2,791	$15.05

As of July 30, 2016, there was $26.6 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. Based on current probable performance, there is $13.6 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of July 30, 2016, the Company had 3.5 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended July 30, 2016 was 36.5% compared to 34.7% for the 13 weeks ended August 1, 2015.  The effective income tax rate for the 26 weeks ended July 30, 2016 was 36.4% compared to 37.0% for the 26 weeks ended August 1, 2015. The increase in the effective income tax rate for the 13 weeks ended July 30, 2016, and the decrease in the effective income tax rate for the 26 weeks ended July 30, 2016 was primarily due to prior year income tax settlements, offset by changes to foreign deferred tax assets.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended July 30, 2016.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.3 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of July 30, 2016 and August 1, 2015, and the related consolidated statements of operations and retained earnings and comprehensive income for the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015 and the consolidated statements of cash flows for the twenty-six week periods ended July 30, 2016 and August 1, 2015. These financial statements are the responsibility of the Company's management.

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

August 24, 2016

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of approximately 15 to 20 AEO stores, 10 to 15 Aerie stores and conversion of 20 to 25 stores to Aerie side-by-side format in North America and continued international expansion during Fiscal 2016;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 55 to 65 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2016;
•	the potential closure of approximately 20 to 25 American Eagle Outfitters and 10 Aerie stores in the United States and Canada during Fiscal 2016;
•	the planned opening of approximately 40 new international third party operated American Eagle Outfitters stores during Fiscal 2016;
•	the success of our core American Eagle Outfitters and Aerie brands through our omni-channel outlets within North America and internationally;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Results of Operations

Overview

We continued to deliver positive momentum in the second quarter, demonstrating sequential growth and building on the improvements we achieved last year.  Top line growth, strong merchandise profitability, combined with controlled expenses, drove a 35% increase in the second quarter earnings per diluted share.  Comparable sales were positive for both the AE and Aerie brands, despite continued softness in mall traffic. Gross margin expansion and leverage of operating expense led to an overall increase in our operating profit.  We ended the quarter in solid financial condition, with $248 million in cash and no debt.

Total net revenue increased 3% to $823 million and consolidated comparable sales, including AEO Direct, increased 3%, following an 11% increase last year.  By brand, American Eagle Outfitters comparable sales increased 1% while Aerie increased 24%.

Gross profit rose 8% to $307 million compared to $285 million last year and increased 160 basis points to 37.3% as a rate to total net revenue. The increase was the result of lower costs and higher realized selling prices, offset by an increase in delivery costs related to growth in our digital business.

Operating income for the second quarter was $68.7 million compared to $53.1 million last year and leveraged 160 basis points.  Net income for the quarter was $41.6 million, or $0.23 per diluted share, compared to $33.2 million, or $0.17 per diluted share, last year.

We had $247.9 million in cash and cash equivalents as of July 30, 2016.  Merchandise inventory at the end of the second quarter was $422.2 million, an increase of 3% last year from timing of new inventory receipts.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.7	64.3	61.8	63.4
Gross profit	37.3	35.7	38.2	36.6
Selling, general and administrative expenses	24.3	24.5	25.2	25.4
Depreciation and amortization expense	4.7	4.5	4.9	4.8
Operating income	8.3	6.7	8.1	6.4
Other (expense) income	(0.3)	(0.3)	0.1	0.2
Income before income taxes	8.0	6.4	8.2	6.6
Provision for income taxes	2.9	2.2	3.0	2.4
Net Income	5.1%	4.2%	5.2%	4.2%

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Number of stores:
Beginning of period	1,046	1,054	1,047	1,056
Opened	5	6	8	10
Closed	(7)	(3)	(11)	(9)
End of period	1,044	1,057	1,044	1,057
Total gross square feet at end of period	6,598,956	6,643,357	6,598,956	6,643,357
International licensed/franchise stores at end of period (1)	158	114	158	114

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 951 American Eagle Outfitters retail stores, 91 Aerie stand-alone retail stores, 2 Tailgate Clothing Co. retail stores, and AEO Direct.

Comparison of the 13 weeks ended July 30, 2016 to the 13 weeks ended August 1, 2015

Total net revenue

Total net revenue increased 3% to $822.6 million compared to $797.4 million last year. The increase resulted primarily from a consolidated comparable sales increase of 3% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 1%, or $9.2 million, and Aerie brand comparable sales increased 24%, or $13.4 million.

Total comparable sales for AE women’s increased 3% and men’s decreased 2%.  For the second quarter, the average transaction value increased 4%, driven by a 3% increase in our AUR.

Gross Profit

Gross profit increased 8% to $307.1 million compared to $285.0 million last year. As a rate to total net revenue, gross profit leveraged 160 basis points to 37.3%. 190 basis points of leverage was primarily the result of lower costs and higher realized selling prices.  This was partially offset by 30 basis points of buying, occupancy, and warehousing costs from increased delivery costs related to our growth in our direct business.

There was $4.7 million and $8.6 million of share-based payment expense included in gross profit for the periods ended July 30, 2016 and August 1, 2015, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 2% to $199.5 million from $195.8 million last year. As a rate to total net revenue, SG&A expenses improved 20 basis points to 24.3%. SG&A expense increased due to investments in brand advertising and variable selling expenses, partially offset by expense management efforts.

There was $3.3 million and $5.4 million of share-based payment expense included in SG&A expenses for the periods ended July 30, 2016 and August 1, 2015, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $38.9 million, compared to $36.1 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.7% this year as compared to 4.5% last year.  The increase was driven by omni-channel and IT technology investments

Other Expense, Net

Other expense of $3.1 million this year and $2.2 million last year was comprised primarily of currency losses on cash held in Canadian dollars.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 13 weeks ended July 30, 2016 was 36.5% compared to 34.7% for the 13 weeks ended August 1, 2015.  The increase in the effective income tax rate this year is primarily due to prior year income tax settlements, offset by changes to foreign deferred tax assets.

Net Income

Net income increased to $41.5 million, or 5.1% as a percent to total net revenue, from $33.3 million, or 4.2% as a percent to total net revenue last year. Net income per diluted share increased to $0.23 per diluted share from $0.17 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

Comparison of the 26 weeks ended July 30, 2016 to the 26 weeks ended August 1, 2015

Total net revenue

Total net revenue increased 5% to $1.572 billion compared to $1.497 billion last year. The increase resulted primarily from a consolidated comparable sales increase of 5% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 3%, or $34.7 million, and Aerie brand comparable sales increased 28%, or $28.5 million.

Total comparable sales for AE women’s increased 6% and men’s decreased 2%.  For the second quarter, the average transaction value increased 6%, driven by a 4% increase in our AUR.

Gross Profit

Gross profit increased 10% to $600.5 million compared to $547.3 million last year. As a rate to total net revenue, gross profit leveraged 160 basis points to 38.2%.  140 basis points of leverage was primarily the result of favorable product costs.  Additionally, the remaining 20 basis points of improvement was the result of buying, occupancy, and warehousing costs from leverage of occupany costs on the 5% comparable sales increase.

There was $8.9 million and $13.1 million of share-based payment expense included in gross profit for the periods ended July 30, 2016 and August 1, 2015, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 4% to $395.5 million from $380.9 million last year. As a rate to total net revenue, SG&A expenses decreased 20 basis points to 25.2%. SG&A expense increased due to investments in brand advertising and variable selling expenses, partially offset by expense management efforts.

There was $7.8 million and $9.0 million of share-based payment expense included in SG&A expenses for the periods ended July 30, 2016 and August 1, 2015, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $77.7 million, compared to $71.2 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.9% this year as compared to 4.8% last year.  The increase was driven by omni-channel and IT technology investments.

Other Income, Net

Other income of $1.8 million this year and $3.7 million last year was comprised primarily of net currency gains on cash held in Canadian dollars.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 26 weeks ended July 30, 2016 was 36.4% compared to 37.0% for the 26 weeks ended August 1, 2015.  The decrease in the effective income tax rate this year is primarily due to prior year income tax settlements, offset by changes to foreign deferred tax assets.

Net Income

Net income increased to $82.1 million, or 5.2% as a percent to total net revenue, from $62.3 million, or 4.2% as a percent to total net revenue last year. Net income per diluted share increased to $0.45 per diluted share from $0.32 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of July 30, 2016, we had 158 stores operated by our third party operators in 23 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of July 30, 2016, we had 98 company-operated stores in Canada, 25 in Mexico, 6 in Hong Kong, 9 in China, 6 in Puerto Rico, and 3 in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of July 30, 2016, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 30, 2016:

	Fair Value Measurements at July 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$173,921	$173,921	—	—
Interest Bearing Deposits	74,013	74,013	—	—
Total cash and cash equivalents	$247,934	$247,934	—	—

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

The following sets forth certain measures of our liquidity:

	July 30,	January 30,	August 1,
	2016	2016	2015
Working Capital (in thousands)	$327,688	$259,693	$366,486
Current Ratio	1.66	1.56	1.74

Working capital increased $68.0 million compared to January 30, 2016 and decreased $38.8 million compared to last year. Our operating cash flows have been sufficient to fund our use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and share repurchases.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing totaled $101.4 million and $47.5 million for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows from operations was primarily driven by increased earnings levels resulting from positive sales results and margin growth.

Cash Flows from Investing Activities

Investing activities from continuing operations for the 26 weeks ended July 30, 2016 primarily consisted of $60.5 million of capital expenditures for property and equipment. Investing activities for the 26 weeks ended August 1, 2015 primarily included $78.9 million of capital expenditures for property and equipment.

Cash Flows from Financing Activities

Cash used for financing activities from continuing operations for the 26 weeks ended July 30, 2016 consisted primarily of $45.2 million for cash dividends paid at a quarterly rate of $0.125 per share, $6.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $3.9 million for the payments on capital leases, partially offset by $1.9 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs this year.

Cash used for financing activities for the 26 weeks ended August 1, 2015 consisted primarily of $48.8 million for cash dividends paid at a quarterly rate of $0.125 per share, $5.1 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $3.1 million for the payments on capital leases, partially offset by $6.4 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs.

Credit Facilities

The Company currently participates in a Credit Agreement (“Credit Agreement”) consisting of a five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400.0 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of July 30, 2016, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on July 30, 2016.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of July 30, 2016, we had no outstanding trade letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended July 30, 2016 were $60.5 million and included $31.8 million related to investments in our stores, including 5 new AE stores and 25 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($7.3 million), other home office projects ($6.0 million), the improvement and expansion of our distribution centers ($1.5 million) and investments in e-commerce ($13.9 million).

For Fiscal 2016, we expect capital expenditures to be approximately $160 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 26 weeks ended July 30, 2016, there were no share repurchases as a part of our publicly announced repurchase programs. As of April 30, 2016, we had 2.8 million shares remaining authorized for repurchase under the program authorized by our Board in January 2013. During the 26 weeks ended July 30, 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021, bringing our total repurchase authorization to 27.8 million.

During the 26 weeks ended July 30, 2016, and August 1, 2015, we repurchased approximately 0.7 million and 0.3 million shares, respectively, from certain employees at market prices totaling $0.1 million and $5.1 million, respectively.  These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended July 30, 2016, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on July 20, 2016. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2015 Annual Report on Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2015 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 30, 2016.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 1, 2016 through May 28, 2016)	5,007	$14.51	—	27,837,016
Month #2 (May 29, 2016 through July 2, 2016)	1,556	$15.56	—	27,837,016
Month #3 (July 3, 2016 through July 30, 2016)	494	$17.14	—	27,837,016
Total	7,057	$15.74	—	27,837,016

(1)

During the 13 weeks ended July 30, 2016 there were no shares repurchased as part of our publicly announced share repurchase program and there were 7.0 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

In January 2013, our Board authorized the repurchase of 20.0 million shares of our common stock. The authorization of the remaining 2.8 million shares that may yet be purchased expires on January 28, 2017. During the 26 weeks ended July 30, 2016, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021, bringing our total repurchase authorization outstanding to 27.8 million.

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

Dated:  August 24, 2016

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott M. Hurd
Scott M. Hurd
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)