Form 10-Q
period 2016-10-29
AMERICAN EAGLE OUTFITTERS INC
filed 2016-12-02
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 181,879,272 Common Shares were outstanding at November 29, 2016.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	October 29,	January 30,	October 31,
(In thousands, except per share amounts)	2016	2016	2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$291,667	$260,067	$363,116
Merchandise inventory	492,602	305,178	479,729
Accounts receivable	74,812	80,912	63,775
Prepaid expenses and other	77,768	77,218	78,091
Total current assets	936,849	723,375	984,711

Property and equipment, at cost, net of accumulated depreciation	708,488	703,586	709,261
Intangible assets, at cost, net of accumulated amortization	49,993	51,832	46,756
Goodwill	17,315	17,186	12,978
Non-current deferred income taxes	49,627	64,927	82,688
Other assets	60,268	51,340	51,442
Total assets	$1,822,540	$1,612,246	$1,887,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$314,111	$182,789	$304,989
Accrued compensation and payroll taxes	56,939	79,302	66,466
Accrued rent	79,255	77,482	77,892
Accrued income and other taxes	29,373	22,223	43,721
Unredeemed gift cards and gift certificates	30,130	48,274	28,259
Current portion of deferred lease credits	12,783	12,711	13,055
Other liabilities and accrued expenses	40,288	40,901	43,761
Total current liabilities	562,879	463,682	578,143
Non-current liabilities:
Deferred lease credits	47,677	50,104	53,877
Non-current accrued income taxes	4,573	4,566	4,876
Other non-current liabilities	35,451	42,518	41,667
Total non-current liabilities	87,701	97,188	100,420
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 181,863, 180,135 and 194,438 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	597,919	590,820	588,293
Accumulated other comprehensive loss	(31,160)	(29,868)	(19,797)
Retained earnings	1,744,227	1,659,267	1,602,550
Treasury stock, 67,703, 69,431 and 55,128 shares, respectively	(1,141,522)	(1,171,339)	(964,269)
Total stockholders’ equity	1,171,960	1,051,376	1,209,273
Total liabilities and stockholders’ equity	$1,822,540	$1,612,246	$1,887,836

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(In thousands, except per share amounts)	2016	2015	2016	2015
Total net revenue	$940,609	$919,072	$2,512,619	$2,416,020
Cost of sales, including certain buying, occupancy and warehousing expenses	562,793	551,540	1,534,194	1,501,237
Gross profit	377,816	367,532	978,425	914,783
Selling, general and administrative expenses	219,912	220,798	615,503	601,680
Depreciation and amortization expense	39,636	37,623	117,319	108,861
Operating income	118,268	109,111	245,603	204,242
Other income, net	603	521	2,403	4,254
Income before income taxes	118,871	109,632	248,006	208,496
Provision for income taxes	43,111	40,367	90,179	76,915
Income from continuing operations	$75,760	$69,265	$157,827	$131,581
Gain from discontinued operations, net of tax	—	4,847	—	4,847
Net income	$75,760	$74,112	$157,827	$136,428

Basic income per common share:
Income from continuing operations	$0.41	$0.35	$0.86	$0.67
Gain from discontinued operations	—	0.03	—	0.02
Net income per basic share	$0.41	$0.38	$0.86	$0.69

Diluted income per common share:
Income from continuing operations	$0.41	$0.35	$0.86	$0.67
Gain from discontinued operations	—	0.03	—	0.02
Net income per diluted share	$0.41	$0.38	$0.86	$0.69

Cash dividends per common share	$0.125	$0.125	$0.375	$0.375
Weighted average common shares outstanding - basic	181,819	195,215	181,196	195,308
Weighted average common shares outstanding - diluted	184,615	197,478	183,651	197,017

Retained earnings, beginning	$1,693,371	$1,553,380	$1,659,267	$1,543,085
Net income	75,760	74,112	157,827	136,428
Cash dividends and dividend equivalents	(23,349)	(24,925)	(69,754)	(74,991)
Reissuance of treasury stock	(1,555)	(17)	(3,113)	(1,972)
Retained earnings, ending	$1,744,227	$1,602,550	$1,744,227	$1,602,550

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(In thousands)	2016	2015	2016	2015
Net income	$75,760	$74,112	$157,827	$136,428
Other comprehensive loss:
Foreign currency translation loss	(1,805)	(1,419)	(1,287)	(9,853)
Other comprehensive loss:	(1,805)	(1,419)	(1,287)	(9,853)
Comprehensive income	$73,955	$72,693	$156,540	$126,575

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	October 29,	October 31,
(In thousands)	2016	2015
Operating activities:
Net income	$157,827	$136,428
Gain from discontinued operations, net of tax	—	4,847
Income from continuing operations	157,827	131,581
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	118,173	109,382
Share-based compensation	23,024	32,531
Deferred income taxes	14,647	(12,914)
Foreign currency transaction gain	(806)	(564)
Changes in assets and liabilities:
Merchandise inventory	(186,594)	(203,759)
Accounts receivable	4,070	2,528
Prepaid expenses and other	(499)	(4,515)
Other assets	(5,893)	(16,156)
Accounts payable	117,967	111,198
Unredeemed gift cards and gift certificates	(18,265)	(19,512)
Deferred lease credits	(2,577)	(328)
Accrued compensation and payroll taxes	(22,002)	21,975
Accrued income and other taxes	7,038	4,419
Accrued liabilities	(3,256)	7,016
Total adjustments	45,027	31,301
Net cash provided by operating activities from continuing operations	202,854	162,882
Investing activities:
Capital expenditures for property and equipment	(107,616)	(108,680)
Acquisition of intangible assets	(1,215)	(2,158)
Net cash used for investing activities from continuing operations	(108,831)	(110,838)
Financing activities:
Payments on capital leases	(5,604)	(5,306)
Repurchase of common stock as part of publicly announced programs	—	(15,459)
Repurchase of common stock from employees	(6,898)	(5,164)
Net proceeds from stock options exercised	16,177	6,347
Excess tax benefit from share-based payments	758	653
Cash dividends paid	(67,945)	(73,113)
Net cash used for financing activities from continuing operations	(63,512)	(92,042)
Effect of exchange rates changes on cash	1,089	(777)
Cash flows of discontinued operations
Net cash used for operating activities	—	(6,805)
Net cash used for investing activities	—	—
Net cash used for financing activities	—	—
Effect of exchange rates changes on cash	—	—
Net cash used for discontinued operations	—	(6,805)
Net increase (decrease) in cash and cash equivalents	31,600	(47,580)
Cash and cash equivalents - beginning of period	260,067	410,696
Cash and cash equivalents - end of period	$291,667	$363,116
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$77,562	$81,797
Cash paid during the period for interest	$881	$892

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at October 29, 2016 and October 31, 2015 and for the 13 week and 39 week periods ended October 29, 2016 and October 31, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2015 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AEO” and the “AE Brand” refer to our American Eagle Outfitters stores. “Aerie” refers to our Aerie® by American Eagle® stores. “AEO Direct” refers to our e-commerce operations, ae.com and aerie.com.  “Tailgate” refers to the Tailgate Clothing Company that was acquired in Fiscal 2015.  Tailgate owns and operates the Tailgate and Todd Snyder New York brands.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, a large portion of total net revenue and operating income occurs in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. The results for the current and prior periods are not necessarily indicative of future financial results.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At October 29, 2016, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Originally, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB voted to approve amendments deferring the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on February 4, 2018. The Company does not expect a material impact of the adoption of this guidance to its Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  ASU 2015-17, may be applied prospectively or retrospectively. The Company adopted ASU 2015-17 on January 30, 2016, applied retrospectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company will adopt in Fiscal 2017 and does not expect a material impact to its Consolidated Financial Statements.

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

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the impact of adjustments to its sales return reserve quarterly within total net revenue and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages and recent trends.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased. Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales.

Other Income, Net

Other income, net consists primarily of foreign currency transaction gain/loss, interest income/expense and investment gain/loss.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of October 29, 2016 and October 31, 2015, the Company held no short or long term investments.

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

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance, require management to make estimates and assumptions. The Company believes that its assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.

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

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 weeks or 39 weeks ended October 29, 2016 or October 31, 2015.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is related to the acquisition of its importing operations, Canada, Hong Kong and China businesses and the recent acquisition of Tailgate Clothing Co. in Fiscal 2015. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2016.  As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired. The change in goodwill in the 13 weeks ended October 29, 2016 is due to the fluctuation in the foreign exchange spot rate at which the foreign goodwill balances are translated.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which primarily include trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 39 weeks ended October 29, 2016 or October 31, 2015.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.5 million and $1.4 million of revenue related to gift card breakage during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.  During the 39 weeks ended October 29, 2016 and October 31, 2015, the Company recorded $5.3 million and $4.6 million, respectively, of revenue related to gift card breakage.

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

3.  Cash and Cash Equivalents and Investments

The following table summarizes the fair market values for the Company’s cash and cash equivalents, which are recorded on the Consolidated Balance Sheets:

(In thousands)	October 29, 2016	January 30, 2016	October 31, 2015
Cash and cash equivalents:
Cash	$209,581	$205,359	$283,035
Interest Bearing Deposits and Money Market Funds	82,086	54,708	80,081
Total cash and cash equivalents	$291,667	$260,067	$363,116

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

As of October 29, 2016 and October 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at October 29, 2016 and October 31, 2015:

	Fair Value Measurements at October 29, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$209,581	$209,581	—	—
Interest Bearing Deposits	82,086	82,086	—	—
Total cash and cash equivalents	$291,667	$291,667	—	—

	Fair Value Measurements at October 31, 2015
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$283,035	$283,035	—	—
Interest Bearing Deposits and Money Market Funds	80,081	80,081	—	—
Total cash and cash equivalents	$363,116	$363,116	—	—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at October 29, 2016 or October 31, 2015.

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

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(In thousands)	2016	2015	2016	2015
Weighted average common shares outstanding:
Basic number of common shares outstanding	181,819	195,215	181,196	195,308
Dilutive effect of stock options and non-vested restricted stock	2,796	2,263	2,455	1,709
Diluted number of common shares outstanding	184,615	197,478	183,651	197,017

Stock option awards to purchase 1.4 million shares of common stock during both the 13 and 39 weeks ended October 29, 2016, respectively, and approximately 13,000 shares of common stock during both the 13 and 29 weeks ended October 31, 2015 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 0.1 million shares of restricted stock units for the 13 and 39 weeks ended October 29, 2016, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	October 29,	January 30,	October 31,
(In thousands)	2016	2016	2015
Property and equipment, at cost	$1,858,863	$1,792,382	$1,784,862
Less: Accumulated depreciation	(1,150,375)	(1,088,796)	(1,075,601)
Property and equipment, net	$708,488	$703,586	$709,261

7.  Intangible Assets

Intangible assets consist of the following:

	October 29,	January 30,	October 31,
(In thousands)	2016	2016	2015
Trademarks and other intangibles, at cost	$68,611	$67,398	$61,543
Less: Accumulated amortization	(18,618)	(15,566)	(14,787)
Intangible assets, net	$49,993	$51,832	$46,756

8.  Other Credit Arrangements

The Company currently participates in a Credit Agreement (“Credit Agreement”) consisting of five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets, and have been further secured by first-priority mortgages on certain real property.

As of October 29, 2016, the Company was in compliance with the terms of the Credit Agreement and had $8.0 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of October 29, 2016.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the financial institution.

As of October 29, 2016, the Company had no outstanding trade letters of credit.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 39 weeks ended October 29, 2016 was $6.3 million ($4.0 million, net of tax) and $23.0 million ($14.6 million, net of tax), respectively, and for the 13 and 39 weeks ended October 31, 2015 was $10.5  million ($6.5 million, net of tax) and $32.5 million ($20.0 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 39 weeks ended October 29, 2016 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 30, 2016	1,213	$14.83
Granted	2,211	$15.35
Exercised (1)	(1,068)	$14.83
Cancelled	(42)	$14.50
Outstanding - October 29, 2016	2,314	$15.33	6.3	3,640
Vested and expected to vest - October 29, 2016	2,133	$15.33	6.3	3,361
Exercisable - October 29, 2016 (2)	90	$14.22	0.6	240

(1)	Options exercised during the 39 weeks ended October 29, 2016 had exercise prices ranging from $11.51 to $15.81.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at October 29, 2016.

Cash received from the exercise of stock options was $16.2 million for the 39 weeks ended October 29, 2016 and $6.3 million for the 39 weeks ended October 31, 2015.  The actual tax detriment realized from stock option exercises totaled ($0.2) million for the 39 weeks ended October 29, 2016 and ($0.6) million for the 39 weeks ended October 31, 2015.

The fair value of stock options was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

39 Weeks Ended
October 29,
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

As of October 29, 2016 there was $6.6 million of unrecognized compensation expense related to non-vested time-based stock option awards that is expected to be recognized over a weighted average period of 2.9 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	October 29, 2016		October 29, 2016
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - January 30, 2016	1,935	$15.17	2,609	$16.02
Granted	966	$16.04	1,082	$15.71
Vested	(889)	$16.11	(195)	$14.82
Cancelled	(83)	$12.75	(701)	$19.73
Nonvested - October 29, 2016	1,929	$15.28	2,795	$15.05

As of October 29, 2016, there was $23.4 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.1 years. Based on current probable performance, $10.8 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of October 29, 2016, the Company had 3.5 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 29, 2016 was 36.3% compared to 36.8% for the 13 weeks ended October 31, 2015.  The effective income tax rate for the 39 weeks ended October 29, 2016 was 36.4% compared to 36.9% for the 39 weeks ended October 31, 2015. The decrease in the effective income tax rate for the 13 weeks and 39 weeks ended October 29, 2016 was primarily due to a decrease to the valuation allowance on foreign deferred tax assets.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 29, 2016.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.8 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

11.  Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies (“ASC 450”), management records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records a reserve at the low end of the range, in accordance with ASC 450.  As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position or results of the operations of the Company.

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

The table below presents the significant components of 77kids’ results included in Gain from Discontinued Operations on the Consolidated Statements of Operations for the 13 and 39 weeks ended October 31, 2015. During the 13 and 39 weeks ended October 29, 2016, there were no costs associated with discontinued operations incurred on the Consolidated Statement of Operations.

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

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the thirteen and thirty-nine week periods ended October 29, 2016 and October 31, 2015, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 29, 2016 and October 31, 2015, and the related consolidated statements of operations and retained earnings and comprehensive income for the thirteen and thirty-nine week periods ended October 29, 2016 and October 31, 2015 and the consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2016 and October 31, 2015. These financial statements are the responsibility of the Company's management.

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

December 2, 2016

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of approximately 10 to 20 AEO stores, 10 to 15 Aerie stores, 3 Tailgate stores and conversion of 20 to 25 stores to Aerie side-by-side format in North America and continued international expansion during Fiscal 2016;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 55 to 65 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2016;
•	the potential closure of approximately 10 to 15 American Eagle Outfitters and 8 to 10 Aerie stores in the United States and Canada during Fiscal 2016;
•	the planned opening of approximately 40 new international third party operated American Eagle Outfitters stores during Fiscal 2016;
•	the success of our core American Eagle Outfitters and Aerie brands through our omni-channel outlets within North America and internationally;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Return on invested capital - Our management uses return on invested capital, calculated as a ratio of net income to average debt and equity, as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

Sales productivity - Sales productivity, including total net revenue per average square foot, sales per productive hour, average unit retail price (“AUR”), store & e-commerce conversion rate, the number of transactions, the number of units sold and the number of units per transaction, is evaluated by our management in assessing our operational performance.

Inventory turnover - Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold. Inventory turnover is important as it can signal slow moving inventory. This can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity - Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to cover our uses of cash. Our management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements. Additionally, for increased financial flexibility, we have Credit Facilities which allow us to borrow up to $400 million.

Our management’s goals are to drive improvements to our gross profit performance, bring greater consistency to our results and to deliver profitable growth over the long term. To meet these goals, our priorities are focused on delivering innovative and quality product, strengthening our brand experience, growing the Aerie brand, leveraging our omni-channel capabilities and expanding our global presence through our third party licensed stores.

Results of Operations

Overview

We continued our trend of earnings growth in the third quarter, marking our ninth consecutive quarter of profit improvement.  We achieved record sales and earnings growth over last year.  Third quarter revenue grew 2% with earnings of $0.41 per diluted share, a 17% increase from earnings from continuing operations of $0.35 per diluted share last year.  Strong financial disciplines, combined with a positive customer response to our brands and merchandise were key drivers.  Comparable sales were positive for both the AE and Aerie brands.  Gross margin expansion and leverage of operating expenses led to an increase in our operating margin.  We ended the quarter in solid financial condition, with $291.7 million in cash and no debt.

Total net revenue increased 2% to $940.6 million and consolidated comparable sales, including AEO Direct, increased 2%, following a 9% increase last year.  By brand, American Eagle Outfitters comparable sales were up slightly while Aerie increased 21%.

Gross profit rose 3% to $377.8 million compared to $367.5 million last year and increased 20 basis points as a percent to total net revenue. The change was the result of lower costs and higher realized selling prices.

Operating income for the third quarter was $118.3 million compared to $109.1 million last year. Operating income improved 70 basis points as a rate to total net revenue, driven by 20 basis points of gross profit improvement and 60 basis points of SG&A expenses leverage.  Net income for the quarter was $75.8 million, or $0.41 per diluted share, compared to income from continuing operations of $69.3 million, or $0.35 per diluted share, last year.

We had $291.7 million in cash and cash equivalents as of October 29, 2016.  Merchandise inventory at the end of the third quarter was $492.6 million, an increase of 3% to last year.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, a large portion of total net revenue and operating income occurs in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	59.8	60.0	61.1	62.1
Gross profit	40.2	40.0	38.9	37.9
Selling, general and administrative expenses	23.4	24.0	24.5	24.9
Depreciation and amortization expense	4.2	4.1	4.6	4.5
Operating income	12.6	11.9	9.8	8.5
Other income	—	—	0.1	0.1
Income before income taxes	12.6	11.9	9.9	8.6
Provision for income taxes	4.6	4.4	3.6	3.2
Income from continuing operations	8.0	7.5	6.3	5.4
Gain from discontinued operations, net of tax	—	0.5	—	0.2
Net income	8.0%	8.0%	6.3%	5.6%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Number of stores:
Beginning of period	1,044	1,057	1,047	1,056
Opened	11	12	19	22
Closed	(3)	(1)	(14)	(10)
End of period	1,052	1,068	1,052	1,068
Total gross square feet at end of period	6,638,008	6,721,312	6,638,008	6,721,312
International licensed/franchise stores at end of period (1)	163	126	163	126

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, which includes 952 American Eagle Outfitters retail stores, 97 Aerie stand-alone retail stores, 3 Tailgate Clothing Co. retail stores, and AEO Direct.

Comparison of the 13 weeks ended October 29, 2016 to the 13 weeks ended October 31, 2015

Total net revenue

Total net revenue increased 2% to $940.6 million compared to $919.1 million last year. The increase resulted primarily from a consolidated comparable sales increase of 2% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales were up slightly, or $3.4 million, and Aerie brand comparable sales increased 21%, or $12.4 million.

The sales increase was driven by strength in our digital business as we continue to see greater on-line shopping.  On a consolidated basis, although transactions declined, we saw improvement in average transaction size, AUR and units per transaction.

Gross Profit

Gross profit increased 3% to $377.8 million compared to $367.5 million last year. As a rate to total net revenue, gross profit leveraged 20 basis points to 40.2%. 20 basis points of leverage was primarily the result of lower costs and higher realized selling prices.  Buying, occupancy and warehousing costs were flat as a rate to sales.

There was $3.1 million and $6.8 million of share-based payment expense included in gross profit for the periods ended October 29, 2016 and October 31, 2015, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses decreased slightly to $219.9 million from $220.8 million last year. As a rate to total net revenue, SG&A expenses leveraged 60 basis points to 23.4%. Planned investments in advertising were offset by disciplined expense management.

There was $3.2 million and $3.7 million of share-based payment expense included in SG&A expenses for the periods ended October 29, 2016 and October 31, 2015, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $39.6 million, compared to $37.6 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.2% this year as compared to 4.1% last year.  The increase was driven by omni-channel and IT technology investments.

Other Income, Net

Other expense of $0.6 million this year and $0.5 million last year was comprised primarily of currency losses on cash held in Canadian dollars.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 13 weeks ended October 29, 2016 was 36.3% compared to 36.8% for the 13 weeks ended October 31, 2015.  The decrease in the effective income tax rate this year is primarily due to a decrease to the valuation allowance on foreign deferred tax assets.

Income from Continuing Operations

Income from continuing operations for the 13 weeks ended October 29, 2016 was $75.8 million, or $0.41 per diluted share. Income from continuing operations for the 13 weeks ended October 31, 2015 was $69.3 million, or $0.35 per diluted share.

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

Net Income

Net income increased to $75.8 million, or 8.0% as a percent to total net revenue, from $74.1 million, or 8.0% as a percent to total net revenue last year. Net income per diluted share increased to $0.41 per diluted share from $0.38 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

Comparison of the 39 weeks ended October 29, 2016 to the 39 weeks ended October 31, 2015

Total net revenue

Total net revenue increased 4% to $2.513 billion compared to $2.416 billion last year. The increase resulted primarily from a consolidated comparable sales increase of 4% for the period. By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 2%, or $38.2 million, and Aerie brand comparable sales increased 25%, or $40.9 million.

The sales increase was driven by strength in our digital business as we continue to see greater on-line shopping.  On a consolidated basis, although transactions declined, we saw improvement in average transaction size, AUR and units per transaction.

Gross Profit

Gross profit increased 7% to $978.4 million compared to $914.8 million last year. As a rate to total net revenue, gross profit leveraged 100 basis points to 38.9%.  90 basis points of improvement was primarily the result of favorable product costs.  Additionally, the remaining 10 basis points of improvement was the result of buying, occupancy, and warehousing costs leverage of occupany costs on the 4% comparable sales increase.

There was $12.1 million and $19.8 million of share-based payment expense included in gross profit for the periods ended October 29, 2016 and October 31, 2015, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 2% to $615.5 million from $601.7 million last year. As a rate to total net revenue, SG&A expenses improved 50 basis points to 24.4%. SG&A expense increased due to investments in brand advertising and variable selling expenses, partially offset by well controlled expenses.

There was $10.9 million and $12.7 million of share-based payment expense included in SG&A expenses for the periods ended October 29, 2016 and October 31, 2015, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $117.3 million, compared to $108.9 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.7% this year as compared to 4.5% last year.  The increase was driven by omni-channel and IT technology investments.

Other Income, Net

Other income of $2.4 million this year and $4.3 million last year was comprised primarily of net currency gains on cash held in Canadian dollars.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 39 weeks ended October 29, 2016 was 36.4% compared to 36.9% for the 39 weeks ended October 31, 2015.  The decrease in the effective income tax rate this year is primarily due to decrease to the valuation allowance on foreign deferred tax assets.

Income from Continuing Operations

Income from continuing operations for the 39 weeks ended October 29, 2016 was $157.8 million, or $0.86 per diluted share. Income from continuing operations for the 39 weeks ended October 31, 2015 was $131.6 million, or $0.67 per diluted share.

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

Net Income

Net income increased to $157.8 million, or 6.3% as a percent to total net revenue, from $136.4 million, or 5.6% as a percent to total net revenue last year.   Net income per diluted share increased to $0.86 from $0.69 in the prior year driven by a lower share count as the result of the 15.6 million shares repurchased in Fiscal 2015 and higher net income this year.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of October 29, 2016, we had 163 stores operated by our third party operators in 23 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 29, 2016, we had 101 company-operated stores in Canada, 26 in Mexico, 6 in Hong Kong, 10 in China, 6 in Puerto Rico, and 3 in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of October 29, 2016, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 29, 2016:

	Fair Value Measurements at October 29, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$209,581	$209,581	—	—
Interest Bearing Deposits	82,086	82,086	—	—
Total cash and cash equivalents	$291,667	$291,667	—	—

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

The following sets forth certain measures of our liquidity:

	October 29,	January 30,	October 31,
	2016	2016	2015
Working Capital (in thousands)	$373,970	$259,693	$406,568
Current Ratio	1.66	1.56	1.70

Working capital increased $114.2 million compared to January 30, 2016 and decreased $32.6 million compared to last year. Our operating cash flows have been sufficient to fund our use of cash for financing and investing activities including capital expenditures and the distribution of cash to shareholders through the payment of dividends and share repurchases. Additionally, for increased financial flexibility, we have Credit Facilities which allow us to borrow up to $400 million.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities from continuing totaled $202.9 million and $162.9 million for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs. The year-over-year increase in cash flows from operations was primarily driven by increased earnings levels resulting from positive sales results and margin growth.

Cash Flows from Investing Activities of Continuing Operations

Investing activities from continuing operations for the 39 weeks ended October 29, 2016 and October 31, 2015 primarily consisted of $107.6 million and $108.7 million, respectively, of capital expenditures for property and equipment.

Cash Flows from Financing Activities of Continuing Operations

Cash used for financing activities from continuing operations for the 39 weeks ended October 29, 2016 consisted primarily of $67.9 million for cash dividends paid at a quarterly rate of $0.125 per share, $6.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $5.6 million for the payments on capital leases, partially offset by $16.1 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs this year.

Cash used for financing activities for the 39 weeks ended October 31, 2015 consisted primarily of $73.1 million for cash dividends paid at a quarterly rate of $0.125 per share, $5.2 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payment and $5.3 million for the payments on capital leases, partially offset by $6.3 million of net proceeds from stock option exercises. There were $15.5 million purchases of common stock from publically announced programs.

Credit Facilities

We currently participate in a Credit Agreement (“Credit Agreement”) consisting of five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of October 29, 2016, we were in compliance with the terms of the Credit Agreement and had $8.0 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on October 29, 2016.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of October 29, 2016, we had no outstanding trade letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended October 29, 2016 were $107.6 million and included $54.4 million related to investments in our stores, including 11 new AE stores and 21 remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($15.6 million), other home office projects ($9.4 million), the improvement of our distribution centers ($5.2 million) and investments in e-commerce ($23.0 million).

For Fiscal 2016, we expect capital expenditures to be approximately $160 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 39 weeks ended October 29, 2016, there were no share repurchases as a part of our publicly announced repurchase programs. As of October 29, 2016, we had 2.8 million shares remaining authorized for repurchase under the program authorized by our Board in January 2013. During the 39 weeks ended October 31, 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021, bringing our total repurchase authorization to 27.8 million.

During the 39 weeks ended October 29, 2016, and October 31, 2015, we repurchased approximately 1,600 and 0.3 million shares, respectively, from certain employees at market prices totaling $30,000 and $5.2 million, respectively.  These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended October 29, 2016, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on October 21, 2016. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 29, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2015 Annual Report on Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2015 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 29, 2016.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (July 31, 2016 through August 27, 2016)	—	$—	—	27,837,016
Month #2 (August 28, 2016 through October 1, 2016)	1,410	$18.10	—	27,837,016
Month #3 (October 2, 2016 through October 29, 2016)	212	$16.89	—	27,837,016
Total	1,622	$17.94	—	27,837,016

(1)

During the 13 weeks ended October 29, 2016 there were no shares repurchased as part of our publicly announced share repurchase program and there were 1,622 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

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

ITEM 6. EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 2, 2016

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott M. Hurd
Scott M. Hurd
Senior Vice President, Chief Accounting Officer (Chief Accounting Officer)