Form 10-Q
period 2017-04-29
AMERICAN EAGLE OUTFITTERS INC
filed 2017-05-23
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,975,145 Common Shares were outstanding at May 18, 2017.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	April 29,	January 28,	April 30,
(In thousands, except per share amounts)	2017	2017	2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,197	$378,613	$238,976
Merchandise inventory	364,274	358,446	334,301
Accounts receivable	79,432	86,634	73,283
Prepaid expenses and other	94,769	77,536	82,767
Total current assets	763,672	901,229	729,327

Property and equipment, at cost, net of accumulated depreciation	710,500	707,797	706,221
Intangible assets, at cost, net of accumulated amortization	48,462	49,373	51,432
Goodwill	14,772	14,887	17,520
Non-current deferred income taxes	33,408	49,250	38,903
Other assets	62,379	60,124	52,893
Total assets	$1,633,193	$1,782,660	$1,596,296

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$208,857	$246,204	$202,692
Accrued compensation and payroll taxes	31,106	54,184	34,838
Accrued rent	78,018	78,619	77,477
Accrued income and other taxes	12,446	12,220	6,915
Unredeemed gift cards and gift certificates	39,744	52,966	38,508
Current portion of deferred lease credits	12,743	12,780	12,850
Other liabilities and accrued expenses	37,677	36,810	45,206
Total current liabilities	420,591	493,783	418,486
Non-current liabilities:
Deferred lease credits	56,551	45,114	54,738
Non-current accrued income taxes	4,655	4,537	4,675
Other non-current liabilities	33,523	34,657	41,089
Total non-current liabilities	94,729	84,308	100,502
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 176,965, 181,886 and 180,804 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	582,512	603,890	583,689
Accumulated other comprehensive loss	(32,671)	(36,462)	(24,484)
Retained earnings	1,774,315	1,775,775	1,675,031
Treasury stock, 72,601, 67,680 and 68,762 shares, respectively	(1,208,779)	(1,141,130)	(1,159,424)
Total stockholders’ equity	1,117,873	1,204,569	1,077,308
Total liabilities and stockholders’ equity	$1,633,193	$1,782,660	$1,596,296

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands, except per share amounts)	2017	2016
Total net revenue	$761,836	$749,416
Cost of sales, including certain buying, occupancy and warehousing expenses	484,014	455,964
Gross profit	277,822	293,452
Selling, general and administrative expenses	194,979	195,993
Restructuring charges	5,448	—
Depreciation and amortization expense	40,446	38,783
Operating income	36,949	58,676
Other income, net	403	4,935
Income before income taxes	37,352	63,611
Provision for income taxes	12,116	23,135
Net income	$25,236	$40,476

Net income per basic share	$0.14	$0.22
Net income per diluted share	$0.14	$0.22

Cash dividends per common share	$0.125	$0.125

Weighted average common shares outstanding - basic	179,312	180,697
Weighted average common shares outstanding - diluted	181,678	182,927

Retained earnings, beginning	$1,775,775	$1,659,267
Net income	25,236	40,476
Cash dividends and dividend equivalents	(22,602)	(23,159)
Reissuance of treasury stock	(4,094)	(1,553)
Retained earnings, ending	$1,774,315	$1,675,031

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2017	2016
Net income	$25,236	$40,476
Other comprehensive income:
Foreign currency translation income	3,791	5,384
Other comprehensive income:	3,791	5,384
Comprehensive income	$29,027	$45,860

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2017	2016
Operating activities:
Net income	$25,236	$40,476
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40,893	39,080
Share-based compensation	4,798	8,808
Deferred income taxes	15,998	26,058
Foreign currency transaction gain	(838)	(4,612)
Changes in assets and liabilities:
Merchandise inventory	(5,523)	(25,652)
Accounts receivable	7,315	7,278
Prepaid expenses and other	(17,346)	(4,876)
Other assets	(226)	(592)
Accounts payable	(38,778)	4,604
Unredeemed gift cards and gift certificates	(13,107)	(10,146)
Deferred lease credits	11,606	4,158
Accrued compensation and payroll taxes	(22,201)	(44,019)
Accrued income and other taxes	780	(15,138)
Accrued liabilities	2,101	4,442
Total adjustments	(14,528)	(10,607)
Net cash provided by operating activities	10,708	29,869
Investing activities:
Capital expenditures for property and equipment	(40,071)	(24,336)
Acquisition of intangible assets	(75)	(758)
Net cash used for investing activities	(40,146)	(25,094)
Financing activities:
Payments on capital leases	(2,382)	(681)
Repurchase of common stock as part of publicly announced programs	(87,682)	—
Repurchase of common stock from employees	(11,406)	(6,749)
Net proceeds from stock options exercised	—	452
Excess tax benefit from share-based payments	—	463
Cash dividends paid	(22,120)	(22,599)
Net cash used for financing activities	(123,590)	(29,114)
Effect of exchange rates changes on cash	(388)	3,248
Net decrease in cash and cash equivalents	(153,416)	(21,091)
Cash and cash equivalents - beginning of period	378,613	260,067
Cash and cash equivalents - end of period	$225,197	$238,976
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4,092	$27,036
Cash paid during the period for interest	$262	$334

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at April 29, 2017 and April 30, 2016 and for the 13 week periods ended April 29, 2017 and April 30, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2016 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle Outfitters,” “American Eagle,” “AEO” and the “AE Brand” refer to our American Eagle Outfitters stores. “Aerie” refers to our Aerie® by American Eagle® stores. “AEO Direct” refers to our e-commerce operations, www.ae.com and www.aerie.com.  “Tailgate” refers to our Tailgate brand of vintage, sports- inspired apparel.  “Todd Snyder” refers to our Todd Snyder New York premium menswear brand.

Our business is affected by the pattern of seasonality common to most retail apparel businesses.  Historically, a large portion of total net revenue and operating income occurs in the third and fourth fiscal quarters, reflecting the increased demand during the back-to-school and year-end holiday selling seasons, respectively.  The results for the current and prior periods are not necessarily indicative of future financial results.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At April 29, 2017, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52/53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2017” refers to the 53 week period ending February 3, 2018. “Fiscal 2016” refers to the 52 week period ended January 28, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company will adopt in Fiscal 2019 and is currently evaluating the impact of ASU 2016-02 to its Consolidated Financial Statements, but expects that it will result in a significant increase to its long-term assets and liabilities on the Consolidated Balance Sheets.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 prospectively on January 29, 2017 and did not have a material impact to the Consolidated Financial Statements for the 13 weeks ended April 29, 2017.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased. Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales.  Additionally, selling, general and administrative expenses do not include rent and utilities related to our stores, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations.

Other Income, Net

Other income, net consists primarily of foreign currency transaction gain/loss and interest income/expense.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of April 29, 2017 and April 30, 2016, the Company held no investments.

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

Property and Equipment

Property and equipment is recorded on the basis of cost, including costs to prepare the asset for use, with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment Information technology	5 years 3-5 years

As of April 29, 2017 the weighted average remaining useful life of our assets is approximately 8.6 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 weeks ended April 29, 2017 or April 30, 2016.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada, Hong Kong and China businesses and the recent acquisition of Tailgate Clothing Co in Fiscal 2015. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 28, 2017.  During Fiscal 2016, the goodwill was fully impaired for the Hong Kong and China businesses.  All other goodwill for the Company was not impaired as a result of the annual impairment test.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which primarily include trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 weeks ended April 29, 2017 or April 30, 2016.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $2.5 million and $2.1 million of revenue related to gift card breakage during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.

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

Co-branded Credit Card and Customer Loyalty Program

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the AEO credit card. We recognize revenue for this funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations and Retained Earnings.

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

The Company is currently piloting a new customer loyalty program, which we expect to launch late in 2017.  This new program will integrate the current credit card rewards program and the AEREWARDS loyalty program into one combined customer offering.  Under this new program, customers will earn discounts in the form of savings certificates, which will be accounted for in accordance with ASC 605-25.

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle Outfitters Brand and Aerie by American Eagle Outfitters Brand) that reflect the basis used internally to review performance and allocate resources. All of the operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

3.  Cash and Cash Equivalents and Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	April 29, 2017	January 28, 2017	April 30, 2016
Cash and cash equivalents:
Cash	$143,878	$265,332	$177,820
Interest bearing deposits	81,319	83,281	61,156
Commercial paper	—	30,000	—
Total cash and cash equivalents	$225,197	$378,613	$238,976

There were no sales or purchases of investments for the 13 weeks ended April 29, 2017 and April 30, 2016.

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

As of April 29, 2017 and April 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at April 29, 2017 and April 30, 2016:

	Fair Value Measurements at April 29, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$143,878	$143,878	—	—
Interest bearing deposits	81,319	81,319	—	—
Total cash and cash equivalents	$225,197	$225,197	—	—

	Fair Value Measurements at April 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$177,820	$177,820	—	—
Interest bearing deposits	61,156	61,156	—	—
Total cash and cash equivalents	$238,976	$238,976	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at April 29, 2017 or April 30, 2016.

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

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2017	2016
Weighted average common shares outstanding:
Basic number of common shares outstanding	179,312	180,697
Dilutive effect of stock options and non-vested restricted stock	2,366	2,230
Diluted number of common shares outstanding	181,678	182,927

Equity awards to purchase approximately 3.3 million shares of common stock during the 13 weeks ended April 29, 2017 and 1.4 million shares of common stock during the 13 weeks ended April 30, 2016 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 0.6 million shares of restricted stock units for the 13 weeks ended April 29, 2017 were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.  Furthermore, approximately 0.7 million shares of restricted stock units for the 13 weeks ended April 29, 2017 were not included in the computation of weighted average dilution common shares amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	April 29,	January 28,	April 30,
(In thousands)	2017	2017	2016
Property and equipment, at cost	$1,912,704	$1,884,297	$1,802,838
Less: Accumulated depreciation and impairment	(1,202,204)	(1,176,500)	(1,096,617)
Property and equipment, net	$710,500	$707,797	$706,221

7.  Intangible Assets

Intangible assets consist of the following:

	April 29,	January 28,	April 30,
(In thousands)	2017	2017	2016
Trademarks, at cost	$69,054	$68,978	$68,155
Less: Accumulated amortization	(20,592)	(19,605)	(16,723)
Intangible assets, net	$48,462	$49,373	$51,432

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

As of April 29, 2017, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of April 29, 2017.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the financial institution.

As of April 29, 2017, the Company had no outstanding trade letters of credit.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. The Company adopted ASU 2016-09 prospectively at the beginning of Fiscal 2017 and now records excess tax benefits and deficiencies as a discrete adjustment to income tax expense when stock awards vest or are exercised, rather than in contributed capital where they have been historically recorded.  ASU 2016-09 also requires cash flows related to excess tax benefits from share-based compensation to be presented in operating activities, rather than separately as a financing activity, in the Consolidated Statement of Cash Flows.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended April 29, 2017 and April 30, 2016 was $4.8 million ($3.2 million, net of tax) and $8.8 million ($5.6 million, net of tax) respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 13 weeks ended April 29, 2017 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2017	2,314	$15.33
Granted	1,055	$14.59
Exercised (1)	—	$—
Cancelled	51	$15.81
Outstanding - April 29, 2017	3,318	$15.09	6.2	77
Vested and expected to vest - April 29, 2017	3,050	$15.09	6.2	77
Exercisable - April 29, 2017 (2)	39	$12.10	0.5	77

(1)	There were no options exercised during the 13 weeks ended April 29, 2017.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at April 29, 2017.

Cash received from the exercise of stock options was   $0.5 million for the 13 weeks ended April 30, 2016. The actual tax benefit realized from stock option exercises totaled  $0.1 million for the 13 weeks ended April 30, 2016.

As of April 29, 2017, there was $8.9 million of unrecognized compensation expense for stock option awards.

There were no stock options granted during the 13 weeks ended April 30, 2016.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

13 Weeks Ended
April 29,
Black-Scholes Option Valuation Assumptions	2017
Risk-free interest rate (1)	2.1%
Dividend yield	3.1%
Volatility factor (2)	38.5%
Weighted-average expected term (3)	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	April 29, 2017		April 29, 2017
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - January 28, 2017	2,001	$15.39	2,825	$15.07
Granted	—	$—	674	$14.59
Vested	(830)	$15.07	(957)	$14.45
Cancelled	(237)	$15.09	(128)	$15.46
Nonvested - April 29, 2017	934	$15.75	2,414	$15.16

As of April 29, 2017, there was $16.8 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.8 years. Based on current probable performance, there is $11.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of April 29, 2017, the Company had 2.0 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended April 29, 2017 was 32.4% compared to 36.4% for the 13 weeks ended April 30, 2016. The decrease in the effective income tax rate this year is primarily due to changes in unrecognized tax benefits and excess tax benefits from share-based payments in accordance with ASU 2016-09.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended April 29, 2017.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.7 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12.  Restructuring Charges

In the 13 weeks ended April 29, 2017, the Company recorded restructuring charges of $5.4 million. This amount primarily consists of severance and related charges corresponding to home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The Company expects to incur additional charges for lease related items and severance in Fiscal 2017.  The timing and magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows.  The accrued liability as of January 28, 2017 relates to previous restructuring activities disclosed in the Company’s Fiscal 2016 Form 10-K, which remained unpaid at the beginning of Fiscal 2017.

(In thousands)
Accrued liability as of January 28, 2017	$1,175
Add: Costs incurred, excluding non-cash charges	5,448
Less: Cash payments and adjustments	(3,621)

Accrued liability as of April 29, 2017	$3,002

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the thirteen week periods ended April 29, 2017 and April 30, 2016, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of April 29, 2017 and April 30, 2016, and the related consolidated statements of operations and retained earnings, comprehensive income and cash flows for the thirteen week periods ended April 29, 2017 and April 30, 2016. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 28, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 10, 2017. In our opinion, the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of January 28, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

May 23, 2017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2016 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2016 Annual Report on Form 10-K.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of approximately 15 to 20 AEO stores, including 10 to 15 Aerie side-by-side formats, and 15 Aerie stand-alone stores, and remodel of 15 to 20 existing AE stores to Aerie side-by-side format in North America during Fiscal 2017;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 50 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2017;
•	the potential closure of approximately 20 to 30 American Eagle Outfitters and 5 to 10 Aerie stores primarily in North America during Fiscal 2017;
•	the success of our core American Eagle Outfitters and Aerie brands within North America and internationally;
•	the success of our business priorities and strategies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Fiscal 2016 Annual Report on Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales - Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters and Aerie stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle Outfitters and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

AEO Direct sales are included in the individual American Eagle Outfitters and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic. We also offer reserve online, pickup in store service to our customers and give them the ability to look up store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate, given customer behavior.

Our management considers comparable sales to be an important indicator of our current performance. Comparable sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital.

Gross profit — Gross profit measures whether we are optimizing profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively “merchandise costs”) and buying, occupancy and warehousing costs. Design costs consist of: compensation, rent, depreciation, travel, supplies and samples.

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

Operating income - Our management views operating income as a key indicator of our performance. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures. Management also uses earnings before interest and taxes as an indicator of operating results.

Return on invested capital - Our management uses return on invested capital as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic alternatives to pursue.

Omni-channel sales performance – Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: Comparable sales, average unit retail price (“AUR”), units per transaction (“UPT”), average transaction value, transactions, customer traffic and conversion rates.

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

Results of Operations

Overview

The first quarter results reflected both successes as well as macro challenges.  Mall traffic was soft and the late Easter holiday resulted in a slow start to the quarter.  Promotional activity increased to drive demand during slow traffic periods, which pressured profit margins.  This quarter compared to a very positive and largely full-priced quarter last year.  Comparable sales increased as customers responded well to American Eagle’s jeans and pants collections as well as women’s apparel, which posted positive results.  Aerie also achieved strong sales, while AE men’s tops remained soft.  A decline in brick and mortar sales was offset by strength in AEO Direct, which contributed 26% to the company’s total revenue in the first quarter and hit record sales volumes.  Operating expenses were well managed and we ended the quarter in solid financial condition, with $225 million in cash and no debt.

Total net revenue increased 2% to $761.8 million and consolidated comparable sales, including AEO Direct, increased 2%, following a 6% increase last year.  By brand, American Eagle Outfitters comparable sales decreased 1% while Aerie increased 25%.

Gross profit decreased 5% to $277.8 million compared to $293.5 million last year and decreased 270 basis points to 36.5% as a rate to total net revenue. 200 basis points of gross margin decline was primarily the result of markdowns from increased promotional activity to drive traffic.  Buying, occupany and warehousing costs deleveraged by 70 basis points as a result of higher shipping costs related to increased AEO Direct penetration.

Net income for the quarter was $25.2 million, or $0.14 per diluted share, compared to $40.5 million, or $0.22 per diluted share, for last year. On an adjusted basis, net income per diluted share this year was $0.16, which excludes $0.02 of restructuring charges incurred in the quarter.

During the quarter, we returned $110 million to shareholders through cash dividends and share repurchases.  We paid dividends of $22 million and repurchased six million shares for $88 million.  We had $225.2 million in cash and cash equivalents as of April 29, 2017 compared to $239.0 million last year.  Merchandise inventory at the end of the first quarter was $364.3 million, compared to $334.3 million last year, a 9% increase.  The increase in average inventory unit cost reflects a higher mix of AE bottoms and Aerie apparel, consistent with our merchandise strategy.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The preceding section contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

13 Weeks Ended
April 29,
2017
Net income per diluted share - GAAP Basis	$0.14
Add: Restructuring charges (1)	0.02
Net income per diluted share - Non-GAAP Basis	$0.16

(1)	$5.4 million pre-tax restructuring charges for severance and related charges, which includes corporate overhead reductions and charges for the United Kingdom, Hong Kong and China.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.5	60.8
Gross profit	36.5	39.2
Selling, general and administrative expenses	25.6	26.2
Restructuring charges	0.7	—
Depreciation and amortization expense	5.3	5.2
Operating income	4.9	7.8
Other income, net	—	0.7
Income before income taxes	4.9	8.5
Provision for income taxes	1.6	3.1
Net Income	3.3%	5.4%

The following table shows our consolidated store data:

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Number of stores:
Beginning of period	1,050	1,047
Opened	6	3
Closed	(3)	(4)
End of period	1,053	1,046
Total gross square feet at end of period	6,637,435	6,601,780
International licensed/franchise stores at end of period (1)	189	145

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 944 American Eagle Outfitters retail stores which include 92 Aerie side-by-side locations, 103 Aerie stand-alone locations and AEO Direct.  Additionally there were 4 Tailgate and 2 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended April 29, 2017 to the 13 weeks ended April 30, 2016

Total net revenue

Total net revenue increased 2% to $761.8 million compared to $749.4 million last year. The increase resulted from a consolidated comparable sales increase of 2% for the period. Additionally, included in total net revenue this year was $5.1 million received from the termination of a license agreement with a third-party operator.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 1%, or ($6.6) million, and Aerie brand comparable sales increased 25%, or $16.1 million.  Total comparable sales for AE women’s increased 2% and men’s decreased 6%.  For the first quarter, comp traffic and transactions increased in the mid-single digits.  Units per transaction decreased slightly and AUR decreased in the low single digits.

Gross Profit

Gross profit decreased 5% to $277.8 million compared to $293.5 million last year. As a rate to total net revenue, gross profit decreased 270 basis points to 36.5% compared to 39.2% in the same quarter last year. 200 basis points of gross margin decline was primarily the result of markdowns from increased promotional activity to drive traffic. Additionally, buying, occupancy and warehousing costs deleveraged by 70 basis points as a result of higher shipping costs related to increased AEO Direct penetration.

There was $2.6 million and $4.3 million of share-based payment expense included in gross profit for the periods ended April 29, 2017 and April 30, 2016, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 1% to $195.0 million from $196.0 million last year. As a rate to total net revenue, SG&A expenses decreased 60 basis points to 25.6%, compared to 26.2% last year. SG&A expense decreased through disciplined expense management, partially offset by higher advertising expense.

There was $2.2 million and $4.5 million of share-based payment expense included in SG&A expenses for the periods ended April 29, 2017 and April 30, 2016, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $5.4 million, or 0.7% as a rate to total net revenue, for the 13 weeks ended April 29, 2017. This amount primarily consists of severance related charges corresponding to home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships. The Company expects to incur additional charges for lease related items and severance in Fiscal 2017.  The timing and magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $40.4 million, compared to $38.8 million last year.  As a rate to total net revenue, depreciation and amortization expense was 5.3% this year as compared to 5.2% last year.  The increase was driven by omni-channel and IT technology investments.

Other Income, Net

Other income decreased to $0.4 million this year, compared to $4.9 million of other income last year, primarily as a result of foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 13 weeks ended April 29, 2017 was 32.4% compared to 36.4% for the 13 weeks ended April 30, 2016.  The decrease in the effective income tax rate this year is primarily due to changes in unrecognized tax benefits and excess tax benefits from share-based payments in accordance with ASU 2016-09.

Net Income

Net income decreased to $25.2 million, or 3.3% as a percent to total net revenue, from $40.5 million, or 5.4% as a percent to total net revenue last year. Net income per diluted share decreased to $0.14 per diluted share from $0.22 per diluted share in the prior year. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from the Company.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of April 29, 2017, we had 189 stores operated by our third party operators in 24 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of April 29, 2017, we had 100 company-operated stores in Canada, 29 in Mexico, 6 in Hong Kong, 9 in China, 6 in Puerto Rico, and 3 in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of April 29, 2017, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of April 29, 2017:

	Fair Value Measurements at April 29, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$143,878	$143,878	—	—
Interest bearing deposits	81,319	81,319	—	—
Total cash and cash equivalents	$225,197	$225,197	—	—

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

Our growth strategy includes fortifying our brands and further e-commerce and store expansion or acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

The following sets forth certain measures of our liquidity:

	April 29,	January 28,	April 30,
	2017	2017	2016
Working Capital (in thousands)	$343,081	$407,446	$310,841
Current Ratio	1.82	1.83	1.74

Working capital decreased $64.4 million compared to January 28, 2017 and increased $32.2 million compared to last year. The $64.4 million decrease in our working capital and corresponding decrease in the current ratio as of April 29, 2017, is driven by our cash inflow from operations of $10.7 million, offset by our capital expenditures of $40.1 million and dividends of $22.1 million. Additionally, in the 13 weeks ended April 29, 2017, we repurchased 6.0 million shares for $87.7 million under publically announced programs.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations totaled $10.7 million and $29.9 million for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Investing activities from continuing operations for the 13 weeks ended April 29, 2017 primarily consisted of $40.1 million of capital expenditures for property and equipment. Investing activities for the 13 weeks ended April 30, 2016 primarily included $24.3 million of capital expenditures for property and equipment.

Cash Flows from Financing Activities

Cash used for financing activities from continuing operations for the 13 weeks ended April 29, 2017 consisted primarily of $87.7 million of purchases of common stock under publically announced programs, $22.1 million for cash dividends paid at a quarterly rate of $0.125 per share, $11.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $2.4 million for the payments on capital leases.

Cash used for financing activities for the 13 weeks ended April 30, 2016 consisted primarily of $22.6 million for cash dividends paid at a quarterly rate of $0.125 per share, $6.7 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $0.7 million for the payments on capital leases, partially offset by $0.5 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs last year.

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

As of April 29, 2017, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on April 29, 2017.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of April 29, 2017, we had no outstanding trade letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended April 29, 2017 were $40 million and included $22 million related to investments in our stores, including 6 new AE stores and 14 store remodels. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($8 million), other home office projects ($1 million), the improvement of our distribution centers ($2 million) and investments in e-commerce ($7 million).

For Fiscal 2017, we expect capital expenditures to be in the range of $160 million to $170 million in support of our expansion efforts, stores investments including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 13 weeks ended April 29, 2017, as part of our publicly announced share repurchase program, we repurchased 6.0 million shares for $87.7 million, at a weighted average price of $14.59 per share.

During Fiscal 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021. As of April 29, 2017, 19.0 million shares remain outstanding under the current authorization.

During the 13 weeks ended April 29, 2017 and April 30, 2016, we repurchased approximately 0.8 million and 0.4 million shares, respectively, from certain employees at market prices totaling $11.5 million and $6.7 million, respectively.  These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended April 29, 2017, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on April 21, 2017. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 28, 2017 contained in our Fiscal 2016 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from January 28, 2017. Our market risk profile as of January 28, 2017 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2016 Annual Report on Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 29, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2016 Annual Report on Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2016 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended April 29, 2017.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 29, 2017 through February 25, 2017)	4,830	$14.99	—	25,000,000
Month #2 (February 26, 2017 through April 1, 2017)	6,770,641	$14.74	6,000,000	19,000,000
Month #3 (April 2, 2017 through April 29, 2017)	2,044	$13.88	—	19,000,000
Total	6,777,515	$15.26	6,000,000	19,000,000

(1)

During the 13 weeks ended April 29, 2017 there were 6.0 million shares repurchased as part of our publicly announced share repurchase program and there were 777,515 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2016, our Board of Directors authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.

ITEM 6. EXHIBITS.

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 23, 2017

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)