Form 10-Q
period 2017-07-29
AMERICAN EAGLE OUTFITTERS INC
filed 2017-08-24
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,048,991 Common Shares were outstanding at August 21, 2017.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	July 29,	January 28,	July 30,
(In thousands, except per share amounts)	2017	2017	2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,558	$378,613	$247,934
Merchandise inventory	433,458	358,446	422,151
Accounts receivable	80,673	86,634	65,282
Prepaid expenses and other	110,496	77,536	90,852
Total current assets	817,185	901,229	826,219

Property and equipment, at cost, net of accumulated depreciation	719,127	707,797	700,270
Intangible assets, at cost, net of accumulated amortization	47,520	49,373	50,761
Goodwill	15,069	14,887	17,399
Non-current deferred income taxes	28,761	49,250	44,370
Other assets	58,661	60,124	54,169
Total assets	$1,686,323	$1,782,660	$1,693,188

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$275,479	$246,204	$286,691
Accrued compensation and payroll taxes	22,708	54,184	35,908
Accrued rent	78,697	78,619	78,621
Accrued income and other taxes	13,289	12,220	10,250
Unredeemed gift cards and gift certificates	32,573	52,966	31,532
Current portion of deferred lease credits	12,838	12,780	12,810
Other liabilities and accrued expenses	36,398	36,810	42,719
Total current liabilities	471,982	493,783	498,531
Non-current liabilities:
Deferred lease credits	53,620	45,114	51,100
Non-current accrued income taxes	4,786	4,537	4,795
Other non-current liabilities	31,636	34,657	38,365
Total non-current liabilities	90,042	84,308	94,260
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 176,965, 181,886 and 180,907 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	586,844	603,890	591,532
Accumulated other comprehensive loss	(30,121)	(36,462)	(29,356)
Retained earnings	1,772,233	1,775,775	1,693,371
Treasury stock, 72,601, 67,680 and 68,659 shares, respectively	(1,207,153)	(1,141,130)	(1,157,646)
Total stockholders’ equity	1,124,299	1,204,569	1,100,397
Total liabilities and stockholders’ equity	$1,686,323	$1,782,660	$1,693,188

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Total net revenue	$844,557	$822,594	$1,606,393	$1,572,010
Cost of sales, including certain buying, occupancy and warehousing expenses	551,908	515,499	1,035,922	971,463
Gross profit	292,649	307,095	570,471	600,547
Selling, general and administrative expenses	203,717	199,536	398,696	395,529
Restructuring charges	9,746	—	15,193	—
Depreciation and amortization expense	40,283	38,900	80,730	77,683
Operating income	38,903	68,659	75,852	127,335
Other (expense) income, net	(6,734)	(3,134)	(6,330)	1,801
Income before income taxes	32,169	65,525	69,522	129,136
Provision for income taxes	10,933	23,933	23,050	47,068
Net income	$21,236	$41,592	$46,472	$82,068

Net income per basic share	$0.12	$0.23	$0.26	$0.45
Net income per diluted share	$0.12	$0.23	$0.26	$0.45

Cash dividends per common share	$0.125	$0.125	$0.250	$0.250

Weighted average common shares outstanding - basic	177,228	181,048	178,475	180,872
Weighted average common shares outstanding - diluted	178,788	183,413	180,473	182,922

Retained earnings, beginning	$1,774,315	$1,675,031	$1,775,775	$1,659,267
Net income	21,236	41,592	46,472	82,068
Cash dividends and dividend equivalents	(22,783)	(23,246)	(45,385)	(46,405)
Reissuance of treasury stock	(535)	(6)	(4,629)	(1,559)
Retained earnings, ending	$1,772,233	$1,693,371	$1,772,233	$1,693,371

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands)	2017	2016	2017	2016
Net income	$21,236	$41,592	$46,472	$82,068
Other comprehensive income:
Foreign currency translation income (expense)	2,550	(4,873)	6,341	511
Other comprehensive income (expense):	2,550	(4,873)	6,341	511
Comprehensive income	$23,786	$36,719	$52,813	$82,579

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	July 29,	July 30,
(In thousands)	2017	2016
Operating activities:
Net income	$46,472	$82,068
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	81,697	78,142
Share-based compensation	9,798	16,748
Deferred income taxes	20,423	20,262
Foreign currency transaction gain	(5,354)	(2,268)
Changes in assets and liabilities:
Merchandise inventory	(70,979)	(115,371)
Accounts receivable	5,979	14,081
Prepaid expenses and other	(32,409)	(13,360)
Other assets	(96)	(3,482)
Accounts payable	28,055	92,027
Unredeemed gift cards and gift certificates	(20,598)	(16,953)
Deferred lease credits	8,251	718
Accrued compensation and payroll taxes	(30,387)	(42,796)
Accrued income and other taxes	1,884	(12,020)
Accrued liabilities	10,484	3,570
Total adjustments	6,748	19,298
Net cash provided by operating activities	53,220	101,366
Investing activities:
Capital expenditures for property and equipment	(86,503)	(60,539)
Acquisition of intangible assets	(188)	(1,034)
Net cash used for investing activities	(86,691)	(61,573)
Financing activities:
Payments on capital leases	(7,188)	(3,902)
Repurchase of common stock as part of publicly announced programs	(87,682)	—
Repurchase of common stock from employees	(12,035)	(6,868)
Net proceeds from stock options exercised	225	1,905
Excess tax benefit from share-based payments	—	486
Cash dividends paid	(44,251)	(45,213)
Net cash used for financing activities	(150,931)	(53,592)
Effect of exchange rates changes on cash	(1,653)	1,666
Net decrease in cash and cash equivalents	(186,055)	(12,133)
Cash and cash equivalents - beginning of period	378,613	260,067
Cash and cash equivalents - end of period	$192,558	$247,934
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$32,786	$63,631
Cash paid during the period for interest	$539	$610

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at July 29, 2017 and July 30, 2016 and for the 13 and 26 week periods ended July 29, 2017 and July 30, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2016 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At July 29, 2017, the Company operated in one reportable segment.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 prospectively on January 29, 2017 and it did not have a material impact to the Consolidated Financial Statements for the 13 or 26 weeks ended July 29, 2017.

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

Revenue is recorded net of estimated and actual sales returns and promotional price reductions. The Company records the impact of adjustments to its sales return reserve quarterly within total net revenue and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages.

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

Design costs are related to the Company's Design Center operations and include compensation, travel and entertainment, supplies and samples for our design teams, as well as rent and depreciation for our Design Center. These costs are included in cost of sales as the respective inventory is sold.

Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses and travel and entertainment for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Gross profit is the difference between total net revenue and cost of sales.

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

As of July 29, 2017 and July 30, 2016, the Company held no investments.

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

As of July 29, 2017, the weighted average remaining useful life of our assets is approximately 8.3 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 or 26 weeks ended July 29, 2017 or July 30, 2016.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business, Tailgate and Todd Snyder brands, and Hong Kong and China businesses.  In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 28, 2017.  During the fourth quarter of Fiscal 2016, the goodwill was fully impaired for the Hong Kong and China businesses.  All other goodwill for the Company was not impaired as a result of the annual impairment test.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which consists of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 26 weeks ended July 29, 2017 or July 30, 2016.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $2.0 million and $1.7 million of revenue related to gift card breakage during the 13 weeks ended July 29, 2017 and July 30, 2016, respectively.  During the 26 weeks ended July 29, 2017 and July 30, 2016, the Company recorded $4.5 and $3.8 million, respectively, of revenue related to gift card breakage.

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

Customer Loyalty Program

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

The Company is currently piloting a new customer loyalty program, which we expect to launch late in 2017.  This new program will integrate the current credit card rewards program and the AEREWARDS® loyalty program into one combined customer offering.  Under this new program, customers will earn discounts in the form of savings certificates, which will be accounted for in accordance with ASC 605-25.

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle Outfitters Brand and Aerie by American Eagle Outfitters Brand) that reflect the basis used internally to review performance and allocate resources. All operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

3.  Cash and Cash Equivalents and Investments

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	July 29, 2017	January 28, 2017	July 30, 2016
Cash and cash equivalents:
Cash	$162,763	$265,332	$173,921
Interest bearing deposits	29,795	83,281	74,013
Commercial paper	—	30,000	—
Total cash and cash equivalents	$192,558	$378,613	$247,934

There were no sales or purchases of investments for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016.

4.  Fair Value Measurements

ASC 820, Fair Value Measurement Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date.

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

As of July 29, 2017 and July 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at July 29, 2017 and July 30, 2016:

	Fair Value Measurements at July 29, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$162,763	$162,763	—	—
Interest bearing deposits	29,795	29,795	—	—
Total cash and cash equivalents	$192,558	$192,558	—	—

	Fair Value Measurements at July 30, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$173,921	$173,921	—	—
Interest bearing deposits	74,013	74,013	—	—
Total cash and cash equivalents	$247,934	$247,934	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at July 29, 2017 or July 30, 2016.

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

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands)	2017	2016	2017	2016
Weighted average common shares outstanding:
Basic number of common shares outstanding	177,228	181,048	178,475	180,872
Dilutive effect of stock options and non-vested restricted stock	1,560	2,365	1,998	2,050
Diluted number of common shares outstanding	178,788	183,413	180,473	182,922

Equity awards to purchase approximately 3.3 million shares of common stock during both the 13 and 26 weeks ended July 29, 2017, respectively and approximately 2.8 million shares of common stock during both the 13 and 26 weeks ended July 30, 2016 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 1.3 million shares of restricted stock units for the 13 and 26 weeks ended July 29, 2017 were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	July 29,	January 28,	July 30,
(In thousands)	2017	2017	2016
Property and equipment, at cost	$1,955,756	$1,884,297	$1,824,869
Less: Accumulated depreciation and impairment	(1,236,629)	(1,176,500)	(1,124,599)
Property and equipment, net	$719,127	$707,797	$700,270

7.  Intangible Assets

Intangible assets consist of the following:

	July 29,	January 28,	July 30,
(In thousands)	2017	2017	2016
Trademarks, at cost	$69,166	$68,978	$68,430
Less: Accumulated amortization	(21,646)	(19,605)	(17,669)
Intangible assets, net	$47,520	$49,373	$50,761

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

As of July 29, 2017, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of July 29, 2017.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the financial institution.

As of July 29, 2017, the Company had no outstanding trade letters of credit.

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

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 26 weeks ended July 29, 2017 was $5.0 million ($3.3 million, net of tax) and $9.8 million ($6.5 million, net of tax), respectively, and for the 13 weeks and 26 weeks ended July 30, 2016 was $7.9 million ($5.0 million, net of tax) and $16.7 million ($10.6 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 26 weeks ended July 29, 2017 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2017	2,314	$15.33
Granted	1,055	$14.59
Exercised (1)	(20)	$11.51
Cancelled	(51)	$15.81
Outstanding - July 29, 2017	3,298	$15.11	6.0	—
Vested and expected to vest - July 29, 2017	3,085	$15.12	6.0	—
Exercisable - July 29, 2017 (2)	9	$11.51	—	—

(1)	Options exercised during the 26 weeks ended July 29, 2017 had an exercise price of $11.51.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at July 29, 2017.

Cash received from the exercise of stock options was $0.2 million for the 26 weeks ended July 29, 2017 and $1.9 million for the 26 weeks ended July 30, 2016.  The actual tax benefit realized from stock option exercises totaled $0.7 million for the 26 weeks July 29, 2017  and $0.1 million for the 26 weeks ended July 30, 2016.

As of July 29, 2017, there was $8.3 million of unrecognized compensation expense for stock option awards.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

26 Weeks Ended
July 29,
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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	July 29, 2017		July 29, 2017
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - January 28, 2017	2,001	$15.39	2,825	$15.07
Granted	1,468	$11.61	703	$14.97
Vested	(936)	$14.82	(957)	$14.45
Cancelled	(237)	$15.09	(128)	$15.46
Nonvested - July 29, 2017	2,296	$13.24	2,443	$15.13

As of July 29, 2017, there was $27.1 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.1 years. Based on current probable performance, there is $6.5 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of July 29, 2017, the Company had 11.7 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended July 29, 2017 was 34.0% compared to 36.5% for the 13 weeks ended July 30, 2016.  The effective income tax rate for the 26 weeks ended July 29, 2017 was 33.2% compared to 36.4% for the 26 weeks ended July 30, 2016. The decrease in the effective income tax rate for the 13 weeks ended July 29, 2017 was primarily due to the overall mix of earnings in jurisdictions with different tax rates, including the impact of restructuring related charges.  The decrease in the effective income tax rate for the 26 weeks ended July 29, 2017 was primarily due to the overall mix of earnings in jurisdictions with different tax rates and changes in unrecognized tax benefits.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended July 29, 2017.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.9 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12.  Restructuring Related Charges

In the 13 and 26 weeks ended July 29, 2017, the Company recorded pre-tax restructuring related charges of $20.7 million and $26.2 million, respectively. These amounts consist of costs related to the planned exit of a joint business venture; charges for home office restructuring; and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the United Kingdom was completed in the 13 weeks ended July 29, 2017.  The Company expects to incur additional charges for corporate and international restructuring charges in Fiscal 2017. The timing and magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

	13 Weeks Ended	26 Weeks Ended
	July 29,	July 29,
(In thousands)	2017	2017
Lease termination and store closure costs	$7,860	$8,032
Severance and related employee costs	1,886	7,161
Total cash restructuring charges (1)	9,746	15,193

Joint business venture charges (2)	9,311	9,311
Inventory charges (3)	1,669	1,669
Total restructuring related charges	$20,726	$26,173

(1)

Cash charges of $9.7 million and $15.2 million for the 13 and 26 weeks respectively, for lease termination, store closures & severance were recorded within Restructuring Charges on the Consolidated Statements of Operations

(2)

$9.3 million ($5.1 million cash and $4.2 million non-cash) of charges related to the planned exit of a joint business venture were recorded within Other (Expense) Income, Net on the Consolidated Statements of Operations

(3)

Non-cash inventory charges of $1.7 million related to restructuring activities for our United Kingdom and Asia markets recorded as a reduction in Gross Profit on the Consolidated Statements of Operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows.  The accrued liability as of January 28, 2017 relates to previous restructuring activities disclosed in the Company’s Fiscal 2016 Form 10-K, which remained unpaid at the beginning of Fiscal 2017.

(In thousands)
Accrued liability as of January 28, 2017	$1,175
Add: Costs incurred, excluding non-cash charges	20,321
Less: Cash payments and adjustments	(13,529)

Accrued liability as of July 29, 2017	$7,967

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the thirteen and twenty-six week periods ended July 29, 2017 and July 30, 2016, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of July 29, 2017 and July 30, 2016, and the related consolidated statements of operations and retained earnings and comprehensive income for the thirteen and twenty-six week periods ended July 29, 2017 and July 30, 2016 and the consolidated statements of cash flows for the twenty-six week periods ended July 29, 2017 and July 30, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Eagle Outfitters, Inc. as of January 28, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 10, 2017. In our opinion, the accompanying consolidated balance sheet of American Eagle Outfitters, Inc. as of January 28, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 24, 2017

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales - Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters, Aerie and Tailgate stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle Outfitters and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

AEO Direct sales are included in the individual American Eagle Outfitters and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic. We also offer reserve online, pickup in store service to our customers and give them the ability to look up store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) is the most appropriate, given customer behavior.

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

Cash flow and liquidity — Our management evaluates free cash flow in determining the sufficiency of our cash position. Free cash flow has historically been sufficient to cover our uses of cash. Our management believes that free cash flow will be sufficient to fund anticipated capital expenditures, dividends and working capital requirements.

Results of Operations

Overview

Our second quarter results, although below last year, demonstrated our ability to manage the business well in a tough quarter as well as make progress on our initiatives.  In response to a slower than expected start to the period and challenging mall traffic, our promotions increased, pressuring gross profit and operating income margins. Consolidated comparable sales were positive, in addition to healthy sales metrics with positive traffic.  We saw strong traffic and sales increases in our e-commerce business, which represents 23% of our total revenue base.  We ended the quarter in solid financial condition, with $192.6 million in cash and no outstanding debt.

Total net revenue increased 3% to $844.6 million and consolidated comparable sales, including AEO Direct, increased 2%, following a 3% increase last year.  By brand, American Eagle Outfitters comparable sales were flat while Aerie increased 26%.

Gross profit decreased 5% to $292.6 million compared to $307.1 million last year and decreased 260 basis points to 34.7% as a rate to total net revenue.  Gross profit this year includes $1.7 million or 20 basis points of inventory charges related to the restructuring of our United Kingdom and Asia markets.  The decline in margin rate is the result of increased promotions to drive sales and conversion.

Selling, general and administrative expense increased 2% to $203.7 million compared to $199.5 million last year and leveraged 20 basis points to 24.1% as a rate to total net revenue.  SG&A expense increased as a result of advertising investments, partially offset by lower incentive compensation.

Net income for the quarter was $21.2 million, or $0.12 per diluted share, compared to $41.6 million, or $0.23 per diluted share, for last year. On an adjusted basis, net income per diluted share this year was $0.19, which excludes $0.04 of restructuring related charges, and $0.03 of costs related to the planned exit of a joint business venture within other (expense) income, incurred in the quarter.

During the first half of Fiscal 2017, we returned $131.9 million to shareholders through share repurchases of $87.7 million, and cash dividends of $44.2 million.  We had $192.6 million in cash and cash equivalents as of July 29, 2017 compared to $247.9 million last year.  Merchandise inventory at the end of the second quarter was $433.5 million, compared to $422.2 million last year, a 3% increase.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

This results of operations section contains non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

13 Weeks Ended
July 29,
2017
Net income per diluted share - GAAP Basis	$0.12
Add: Restructuring related charges (1)	0.04
Add: Joint business venture charges (2)	0.03
Net income per diluted share - Adjusted or Non-GAAP Basis	$0.19

(1)	$11.4 million pre-tax restructuring related charges, consisting of:
•	Inventory charges related to restructuring activities for United Kingdom, Hong Kong, and China ($1.7 million), recorded as a reduction in Gross Profit on the Consolidated Statements of Operations.
•

Lease buyouts, store closures, and severance related charges ($9.7 million), which includes charges for the United Kingdom, Hong Kong, China and corporate overhead reductions, recorded within Restructuring Charges on the Consolidated Statements of Operations.

(2)	$9.3 million pre-tax charges for the planned exit of a joint business venture, recorded within Other (Expense) Income, Net on the Consolidated Statements of Operations.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	65.3	62.7	64.5	61.8
Gross profit	34.7	37.3	35.5	38.2
Selling, general and administrative expenses	24.1	24.3	24.8	25.2
Restructuring charges	1.2	—	1.0	—
Depreciation and amortization expense	4.8	4.7	5.0	4.9
Operating income	4.6	8.3	4.7	8.1
Other (expense) income, net	(0.8)	(0.3)	(0.4)	0.1
Income before income taxes	3.8	8.0	4.3	8.2
Provision for income taxes	1.3	2.9	1.4	3.0
Net Income	2.5%	5.1%	2.9%	5.2%

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Number of stores:
Beginning of period	1,053	1,046	1,050	1,047
Opened	15	5	21	8
Closed	(11)	(7)	(14)	(11)
End of period	1,057	1,044	1,057	1,044
Total gross square feet at end of period	6,642,276	6,598,956	6,642,276	6,598,956
International licensed/franchise stores at end of period (1)	195	158	195	158

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 942 American Eagle Outfitters retail stores which include 102 Aerie side-by-side locations, 109 Aerie stand-alone locations and AEO Direct.  Additionally there were 4 Tailgate and 2 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended July 29, 2017 to the 13 weeks ended July 30, 2016

Total net revenue

Total net revenue increased 3% or $22.0 million to $844.6 million compared to $822.6 million last year. The increase resulted from a consolidated comparable sales increase of 2% for the period following a 3% increase last year.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales remained relatively flat, or ($3.3) million, and Aerie brand comparable sales increased 26%, or $18.3 million.  Total comparable sales for AE women’s remained flat and men’s decreased 2%.

For the second quarter, consolidated comp traffic increased in the high-single digits while transactions and AUR increased in the mid-single digits.  Units per transaction decreased in the mid-single digits.

Gross Profit

Gross profit decreased 5% or $14.5 million to $292.6 million compared to $307.1 million last year and decreased 260 basis points to 34.7%. Gross profit this year includes $1.7 million, or 20 basis points, of inventory charges for the restructuring of our United Kingdom and Asia operations.  230 basis points of the decline in margin rate is the result of increased promotions to drive sales and conversion.  Additionally, buying, occupany, and warehousing costs deleveraged 30 basis points as a result of higher delivery costs related to increased AEO Direct penetration.

There was $2.7 million and $4.7 million of share-based payment expense included in gross profit for the periods ended July 29, 2017 and July 30, 2016, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 2% or $4.2 million to $203.7 million from $199.5 million last year. As a rate to total net revenue, SG&A expenses leveraged 20 basis points to 24.1%, compared to 24.3% last year. SG&A expense increased as a result of advertising investments, partially offset by lower incentive compensation.

There was $2.3 million and $3.3 million of share-based payment expense included in SG&A expenses for the periods ended July 29, 2017 and July 30, 2016, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $9.7 million, or 1.2% as a rate to total net revenue, for the 13 weeks ended July 29, 2017. These charges are the result of home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the United Kingdom was completed in the 13 weeks ended July 29, 2017.  The Company expects to incur additional charges for corporate and international restructuring charges in Fiscal 2017.

Recorded separately from Restructuring Charges on the Consolidated Statements of Operations is $1.7 million, or 0.2% as a rate to total revenue, of inventory charges, related to restructuring activities in our UK and Asia markets, recorded as a reduction in Gross Profit.  Additionally, $9.3 million, or 1.1% as a rate to total revenue, for costs related to the planned exit of a joint business venture is recorded within Other (Expense) Income, Net.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 4% or $1.4 million to $40.3 million, compared to $38.9 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.8% this year as compared to 4.7% last year.  The increase was driven by omni-channel, stores, and IT technology investments.

Other (Expense) Income, Net

Other expense increased to $(6.7) million this year, compared to $(3.1) million last year.  Included in other expense this year is $9.3 million of costs related to the planned exit of a joint business venture, partially offset by foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended July 29, 2017 was 34.0% compared to 36.5% for the 13 weeks ended July 30, 2016. The decrease in the effective income tax rate for the 13 weeks ended

July 29, 2017 was primarily due to the overall mix of earnings in jurisdictions with different tax rates, including the impact of restructuring related charges.

Net Income

Net income decreased 49%, or $20.4 million, to $21.2 million, or 2.5% as a percent to total net revenue, from $41.6 million, or 5.1% as a percent to total net revenue last year. Net income per diluted share decreased to $0.12 per diluted share from $0.23 per diluted share in the prior year and includes $0.07 per diluted shares of restructuring related charges. The change in net income is attributable to the factors noted above.

Comparison of the 26 weeks ended July 29, 2017 to the 26 weeks ended July 30, 2016

Total net revenue

Total net revenue increased 2% or $34.4 million to $1.606 billion compared to $1.572 billion last year. The increase resulted from a consolidated comparable sales increase of 2% for the period, following a 5% increase last year.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales decreased 1%, or ($10.0) million, and Aerie brand comparable sales increased 26%, or $34.3 million.  Total comparable sales for AE women’s increased 1% and men’s decreased 4%.

For the year to date period, consolidated comp traffic increased in the high-single digits and transactions increased in the mid-single digits.  AUR increased slightly, while units per transaction decreased in the low-single digits.

Gross Profit

Gross profit decreased 5% or $30.0 million to $570.5 million compared to $600.5 million last year, and the gross profit rate decreased 270 basis points to 35.5% compared to 38.2% last year. Gross profit this year includes $1.7 million or 10 basis points of inventory charges related to restructuring activities in our United Kingdom and Asia markets.  220 basis points of decline in the gross profit rate is the result of increased promotions to drive sales and conversion.  Additionally, buying, occupany, and warehousing costs deleveraged 50 basis points primarily as a result of higher delivery costs related to increased AEO Direct penetration.

There was $5.3 million and $8.9 million of share-based payment expense included in gross profit for the periods ended July 29, 2017 and July 30, 2016, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 1% or $3.2 million to $398.7 million from $395.5 million last year. SG&A expense increased as a result of advertising investments, partially offset by lower incentive compensation.  As a rate to total net revenue, SG&A expenses decreased 40 basis points to 24.8%, compared to 25.2% last year.

There was $4.5 million and $7.8 million of share-based payment expense included in SG&A expenses for the periods ended July 29, 2017 and July 30, 2016, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $15.2 million, or 1.0% as a rate to total net revenue, for the 26 weeks ended July 29, 2017. These charges are the result of home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the United Kingdom was completed in the 13 weeks ended July 29, 2017.  We expect to incur additional charges for corporate and international restructuring charges in Fiscal 2017.

Recorded separately from Restructuring Charges on the Consolidated Statements of Operations is $1.7 million, or 0.1% as a rate to total revenue, of inventory charges related to restructuring activities recorded as a reduction in Gross Profit in our United Kingdom and Asia markets.  Additionally, $9.3 million, or 0.9% as a rate to total revenue, for costs related to the planned exit of a joint business venture are recorded within Other (Expense) Income, Net.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 4% or $3.0 million to $80.7 million, compared to $77.7 million last year.  As a rate to total net revenue, depreciation and amortization expense was 5.0% this year as compared to 4.9% last year.  The increase was driven by omni-channel, stores, and IT technology investments.

Other (Expense) Income, Net

Other expense was $(6.3) million this year, compared to $1.8 million of other income last year.  Included in other expense this year is $9.3 million of costs related to the planned exit of a joint business venture, partially offset by foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 26 weeks ended July 29, 2017 was 33.2% compared to 36.4% for the 26 weeks ended July 30, 2016.  The decrease in the effective income tax rate this year is primarily due to the overall mix of earnings in jurisdictions with different tax rates and changes in unrecognized tax benefits.

Net Income

Net income decreased 43% or $35.6 million to $46.5 million, or 2.9% as a percent to total net revenue, from $82.1 million, or 5.2% as a percent to total net revenue last year. Net income per diluted share decreased to $0.26 per diluted share from $0.45 per diluted share in the prior year and includes $0.09 per diluted share of restructuring related charges. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. As of July 29, 2017, we had 195 stores operated by our third party operators in 24 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of July 29, 2017, we had 101 company-operated stores in Canada, 31 in Mexico, 6 in Hong Kong, 8 in China and 8 in Puerto Rico.  During the 13 weeks ended July 29, 2017, we completed the closure of all stores in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

As of July 29, 2017, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 29, 2017:

	Fair Value Measurements at July 29, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$162,763	$162,763	—	—
Interest bearing deposits	29,795	29,795	—	—
Total cash and cash equivalents	$192,558	$192,558	—	—

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we hold a five-year asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in December of 2019. Additionally, our uses of cash include the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	July 29,	January 28,	July 30,
	2017	2017	2016
Working Capital (in thousands)	$345,203	$407,446	$327,688
Current Ratio	1.73	1.83	1.66

Working capital decreased $62.2 million compared to January 28, 2017 and increased $17.5 million compared to last year. The $62.2 million decrease in our working capital and corresponding decrease in the current ratio as of July 29, 2017, is driven by the following: $186.0 million decrease in cash driven by cash flow from operations of $54.5 million, offset by share repurchases of $87.7 million, capital expenditures of $86.5 million and dividends of $44.3 million.  Additionally, we had a net increase in non-cash working capital balances of $123.8 million, primarily the result of higher inventory levels as compared to Fiscal 2016 year end.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations totaled $53.2 million and $101.4 million for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Investing activities from continuing operations for the 26 weeks ended July 29, 2017 primarily consisted of $(86.5) million of capital expenditures for property and equipment. Investing activities for the 26 weeks ended July 30, 2016 primarily included $(60.5) million of capital expenditures for property and equipment.

Cash Flows from Financing Activities

Cash used for financing activities from continuing operations for the 26 weeks ended July 29, 2017 consisted primarily of $87.7 million of purchases of common stock under publically announced programs, $44.3 million for cash dividends paid at a quarterly rate of $0.125 per share, $12.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $7.2 million for the payments on capital leases.

Cash used for financing activities for the 26 weeks ended July 30, 2016 consisted primarily of $45.2 million for cash dividends paid at a quarterly rate of $0.125 per share, $6.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $3.9 million for the payments on capital leases, partially offset by $1.9 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs last year.

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

As of July 29, 2017, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on July 29, 2017.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of July 29, 2017, we had no outstanding trade letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended July 29, 2017 were $87 million and included $48 million related to investments in our stores.  Consistent with our strategy, in the 13 weeks ended July 29, 2017, we opened 9 new Aerie locations, of which 7 were in new markets.  Also, we opened 6 new AE stores; 2 were in Mexico and the remaining 4 were opened in the U.S. to better position select markets. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($16 million), other home office projects ($1 million), the improvement of our distribution centers ($7 million) and investments in e-commerce ($15 million).

For Fiscal 2017, we expect capital expenditures to be in the range of $160 million to $170 million in support of our expansion efforts, stores investments including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 26 weeks ended July 29, 2017, as part of our publicly announced share repurchase program, we repurchased 6.0 million shares for $87.7 million, at a weighted average price of $14.59 per share.

During Fiscal 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021. As of July 29, 2017, 19.0 million shares remain outstanding under the current authorization.

During the 26 weeks ended July 29, 2017 and July 30, 2016, we repurchased approximately 0.8 million and 0.4 million shares, respectively, from certain employees at market prices totaling $12.0 million and $6.9 million, respectively.  These shares were repurchased for the payment of taxes, not in excess of the minimum statutory withholding requirements, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended July 29, 2017, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on July 21, 2017. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 29, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2016 Annual Report on Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2016 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 29, 2017.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (April 30, 2017 through May 27, 2017)	48,127	$11.74	—	19,000,000
Month #2 (May 28, 2017 through July 1, 2017)	5,163	$11.47	—	19,000,000
Month #3 (July 2, 2017 through July 29, 2017)	428	$11.61	—	19,000,000
Total	53,718	$11.71	—	19,000,000

(1)

During the 13 weeks ended July 29, 2017 there were no shares repurchased as part of our publicly announced share repurchase program and there were 53,718 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

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

Dated:  August 24, 2017

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)