Form 10-Q
period 2017-10-28
AMERICAN EAGLE OUTFITTERS INC
filed 2017-12-07
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,307,946 Common Shares were outstanding at December 4, 2017.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	October 28,	January 28,	October 29,
(In thousands, except per share amounts)	2017	2017	2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,527	$378,613	$291,667
Merchandise inventory	534,019	358,446	492,602
Accounts receivable, net	77,113	86,634	74,812
Prepaid expenses and other	61,553	77,536	77,768
Total current assets	930,212	901,229	936,849

Property and equipment, at cost, net of accumulated depreciation	726,168	707,797	708,488
Intangible assets, at cost, net of accumulated amortization	46,979	49,373	49,993
Goodwill	14,972	14,887	17,315
Non-current deferred income taxes	29,025	49,250	49,627
Other assets	54,424	60,124	60,268
Total assets	$1,801,780	$1,782,660	$1,822,540

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$330,716	$246,204	$314,111
Accrued compensation and payroll taxes	43,561	54,184	56,939
Accrued rent	80,580	78,619	79,255
Accrued income and other taxes	17,262	12,220	29,373
Unredeemed gift cards and gift certificates	29,475	52,966	30,130
Current portion of deferred lease credits	12,887	12,780	12,783
Other liabilities and accrued expenses	38,359	36,810	40,288
Total current liabilities	552,840	493,783	562,879
Non-current liabilities:
Deferred lease credits	50,439	45,114	47,677
Non-current accrued income taxes	4,590	4,537	4,573
Other non-current liabilities	30,712	34,657	35,451
Total non-current liabilities	85,741	84,308	87,701
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 177,084, 181,886 and 181,863 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	588,978	603,890	597,919
Accumulated other comprehensive loss	(34,798)	(36,462)	(31,160)
Retained earnings	1,812,821	1,775,775	1,744,227
Treasury stock, 72,482, 67,680 and 67,703 shares, respectively	(1,206,298)	(1,141,130)	(1,141,522)
Total stockholders’ equity	1,163,199	1,204,569	1,171,960
Total liabilities and stockholders’ equity	$1,801,780	$1,782,660	$1,822,540

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands, except per share amounts)	2017	2016	2017	2016
Total net revenue	$960,433	$940,609	$2,566,826	$2,512,619
Cost of sales, including certain buying, occupancy and warehousing expenses	585,520	562,793	1,621,441	1,534,194
Gross profit	374,913	377,816	945,385	978,425
Selling, general and administrative expenses	217,146	219,912	615,842	615,503
Restructuring charges	3,695	—	18,888	—
Depreciation and amortization expense	43,149	39,636	123,878	117,319
Operating income	110,923	118,268	186,777	245,603
Other (expense) income, net	(13,243)	603	(19,574)	2,403
Income before income taxes	97,680	118,871	167,203	248,006
Provision for income taxes	33,947	43,111	56,997	90,179
Net income	$63,733	$75,760	$110,206	$157,827

Net income per basic share	$0.36	$0.42	$0.62	$0.87
Net income per diluted share	$0.36	$0.41	$0.61	$0.86

Cash dividends per common share	$0.125	$0.125	$0.375	$0.375

Weighted average common shares outstanding - basic	177,288	181,819	178,272	181,196
Weighted average common shares outstanding - diluted	179,132	184,615	180,260	183,651

Retained earnings, beginning	$1,772,233	$1,693,371	$1,775,775	$1,659,267
Net income	63,733	75,760	110,206	157,827
Cash dividends and dividend equivalents	(22,733)	(23,349)	(68,119)	(69,754)
Reissuance of treasury stock	(412)	(1,555)	(5,041)	(3,113)
Retained earnings, ending	$1,812,821	$1,744,227	$1,812,821	$1,744,227

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands)	2017	2016	2017	2016
Net income	$63,733	$75,760	$110,206	$157,827
Other comprehensive income:
Foreign currency translation (expense) income	(4,677)	(1,805)	1,504	(1,287)
Other comprehensive (expense) income:	(4,677)	(1,805)	1,504	(1,287)
Comprehensive income	$59,056	$73,955	$111,710	$156,540

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2017	2016
Operating activities:
Net income	$110,206	$157,827
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	125,370	118,173
Share-based compensation	12,056	23,024
Deferred income taxes	19,846	14,647
Foreign currency transaction gain	(5,002)	(806)
Changes in assets and liabilities:
Merchandise inventory	(173,020)	(186,594)
Accounts receivable	9,515	4,070
Prepaid expenses and other	16,220	(499)
Other assets	2,872	(5,893)
Accounts payable	80,844	117,967
Unredeemed gift cards and gift certificates	(23,581)	(18,265)
Deferred lease credits	5,287	(2,577)
Accrued compensation and payroll taxes	(9,499)	(22,002)
Accrued income and other taxes	5,519	7,038
Accrued liabilities	11,467	(3,256)
Total adjustments	77,894	45,027
Net cash provided by operating activities	188,100	202,854
Investing activities:
Capital expenditures for property and equipment	(134,920)	(107,616)
Acquisition of intangible assets	(645)	(1,215)
Net cash used for investing activities	(135,565)	(108,831)
Financing activities:
Payments on capital leases	(8,705)	(5,604)
Repurchase of common stock as part of publicly announced programs	(87,682)	—
Repurchase of common stock from employees	(12,300)	(6,898)
Net proceeds from stock options exercised	225	16,177
Excess tax benefit from share-based payments	—	758
Cash dividends paid	(66,385)	(67,945)
Net cash used for financing activities	(174,847)	(63,512)
Effect of exchange rates changes on cash	1,226	1,089
Net change in cash and cash equivalents	(121,086)	31,600
Cash and cash equivalents - beginning of period	378,613	260,067
Cash and cash equivalents - end of period	$257,527	$291,667
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$36,822	$77,562
Cash paid during the period for interest	$818	$881

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at October 28, 2017 and October 29, 2016 and for the 13 and 39 week periods ended October 28, 2017 and October 29, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2016 Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At October 28, 2017, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Originally, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB voted to approve amendments deferring the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on February 4, 2018 using the modified retrospective method. The adoption of ASU 2014-09 will not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in Accounting Standard Certification (“ASC”) 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company will adopt in Fiscal 2019 and is currently evaluating the impact of ASU 2016-02 to its Consolidated Financial Statements, but expects that it will result in a significant increase to its long-term assets and liabilities on the Consolidated Balance Sheets.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 prospectively on January 29, 2017 and it did not have a material impact to the Consolidated Financial Statements for the 13 or 39 weeks ended October 28, 2017.

Foreign Currency Translation

In accordance with “ASC” 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into United States dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income.

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

The Company recognizes royalty revenue generated from its license or franchise agreements based on a percentage of merchandise sales by the licensee/franchisee.  This revenue is recorded as a component of total net revenue when earned.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of allowances for uncollectible receivables, foreign currency transaction gain/loss, interest income/expense and realized investment gains/losses.

As of October 28, 2017, allowances for uncollectible receivables were $20.4 million.  There were no allowances for uncollectible receivables as of October 29, 2016.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of October 28, 2017 and October 29, 2016, the Company held no investments.

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

The calculation of deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. The Company believes that its estimates and assumptions are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.

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

As of October 28, 2017, the weighted average remaining useful life of our assets is approximately 8.3 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 or 39 weeks ended October 28, 2017 or October 29, 2016.

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

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which consists primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows are less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 39 weeks ended October 28, 2017 or October 29, 2016.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.6 million and $1.5 million of revenue related to gift card breakage during the 13 weeks ended October 28, 2017 and October 29, 2016, respectively.  During the 39 weeks ended October 28, 2017 and October 29, 2016, the Company recorded $6.1 million and $5.3 million, respectively, of revenue related to gift card breakage.

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

Co-branded Credit Card

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations and Retained Earnings.

Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in the customer loyalty program offered by the Company. For further information on the Company’s loyalty program, refer to the Customer Loyalty Program caption below.

Customer Loyalty Program

The Company recently launched a new, highly digitized loyalty program called AEO ConnectedTM (the “Program”).  This Program integrates the current credit card rewards program and the AEREWARDSÒ loyalty program into one combined customer offering.  Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds and when reached rewards are distributed.  Customers will earn discounts in the form of savings certificates, which are accounted for in accordance with ASC 605-25. Rewards earned are valid through the stated expiration date, which is approximately 45 days from the issuance date of the reward. Additional rewards are also given for key items such as jeans and bras.  Rewards not redeemed during the 45 days redemption period are forfeited.

Points earned under the Program on purchases at AEO and Aerie are accounted for by analogy to ASC 605-25, Revenue Recognition, Multiple Element Arrangements (“ASC 605-25”).  The Company believes that points earned under the Program represent deliverables in a multiple element arrangement rather than a rebate or refund of cash.  Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire.  Additionally, reward points earned on non-AEO or Aerie purchases are accounted for in accordance with ASC 605-25.  As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.

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

3.  Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	October 28, 2017	January 28, 2017	October 29, 2016
Cash and cash equivalents:
Cash	$185,546	$265,332	$209,581
Interest bearing deposits	71,981	83,281	82,086
Commercial paper	—	30,000	—
Total cash and cash equivalents	$257,527	$378,613	$291,667

There were no sales or purchases of investments for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016.

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

Financial Instruments

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  In addition, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

•	Level 1 — Quoted prices in active markets.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis at October 28, 2017 and October 29, 2016:

	Fair Value Measurements at October 28, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$185,546	$185,546	—	—
Interest bearing deposits	71,981	71,981	—	—
Total cash and cash equivalents	$257,527	$257,527	—	—

	Fair Value Measurements at October 29, 2016
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$209,581	$209,581	—	—
Interest bearing deposits	82,086	82,086	—	—
Total cash and cash equivalents	$291,667	$291,667	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at October 28, 2017 or October 29, 2016.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an annual impairment test is required, and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value.  During the 13 and 39 weeks ended for October 28, 2017, the Company did not impair any non-financial assets.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands)	2017	2016	2017	2016
Weighted average common shares outstanding:
Basic number of common shares outstanding	177,288	181,819	178,272	181,196
Dilutive effect of stock options and non-vested restricted stock	1,844	2,796	1,988	2,455
Diluted number of common shares outstanding	179,132	184,615	180,260	183,651

Equity awards to purchase approximately 2.5 million shares of common stock during both the 13 and 39 weeks ended October 28, 2017 and approximately 1.4 million shares of common stock during both the 13 and 39 weeks ended October 29, 2016 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 0.1 million and 0.9 million shares of restricted stock units for the 13 and 39 weeks ended October 28, 2017, respectively, were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	October 28,	January 28,	October 29,
(In thousands)	2017	2017	2016
Property and equipment, at cost	$1,994,071	$1,884,297	$1,858,863
Less: Accumulated depreciation and impairment	(1,267,903)	(1,176,500)	(1,150,375)
Property and equipment, net	$726,168	$707,797	$708,488

7.  Intangible Assets

Intangible assets consist of the following:

	October 28,	January 28,	October 29,
(In thousands)	2017	2017	2016
Trademarks, at cost	$69,623	$68,978	$68,611
Less: Accumulated amortization	(22,644)	(19,605)	(18,618)
Intangible assets, net	$46,979	$49,373	$49,993

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

As of October 28, 2017, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of October 28, 2017.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the financial institution.  As of October 28, 2017, the Company had no outstanding trade letters of credit.

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

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks and 39 weeks ended October 28, 2017 was $2.3 million ($1.5 million, net of tax) and $12.1 million ($7.9 million, net of tax), respectively, and for the 13 weeks and 39 weeks ended October 29, 2016 was $6.3 million ($4.0 million, net of tax) and $23.0 million ($14.6 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 39 weeks ended October 28, 2017 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2017	2,314	$15.33
Granted	1,055	$14.59
Exercised (1)	(29)	$11.51
Cancelled	(852)	$14.82
Outstanding - October 28, 2017	2,488	$15.24	5.3	$0.3
Vested and expected to vest - October 28, 2017	2,341	$15.25	5.3	$0.3
Exercisable - October 28, 2017 (2)	5	$13.70	1.3	$0.3

(1)	Options exercised during the 39 weeks ended October 28, 2017 had an exercise price of $11.51.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price at October 28, 2017.

Cash received from the exercise of stock options was $0.2 million for the 39 weeks ended October 28, 2017 and $16.2 million for the 39 weeks ended October 29, 2016.  The actual tax benefit realized from stock option exercises totaled $0.7 million for the 39 weeks October 28, 2017 and $(0.2) million for the 39 weeks ended October 29, 2016.

As of October 28, 2017, there was $5.2 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

39 Weeks Ended
October 28,
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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	October 28, 2017		October 28, 2017
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - January 28, 2017	2,001	$15.39	2,825	$15.07
Granted	1,489	$11.62	703	$14.97
Vested	(986)	$14.91	(957)	$14.14
Cancelled	(194)	$14.13	(295)	$16.13
Nonvested - October 28, 2017	2,310	$13.27	2,276	$15.17

As of October 28, 2017, there was $21.3 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.9 years. Based on current probable performance, there is $4.1 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of October 28, 2017, the Company had 9.3 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 28, 2017 was 34.8% compared to 36.3% for the 13 weeks ended October 29, 2016.  The effective income tax rate for the 39 weeks ended October 28, 2017 was 34.1% compared to 36.4% for the 39 weeks ended October 29, 2016. The decrease in the effective income tax rate for the 13 weeks ended October 28, 2017 was primarily due to the overall mix of earnings in jurisdictions with different tax rates.  The decrease in the effective income tax rate for the 39 weeks ended October 28, 2017 was primarily due to the overall mix of earnings in jurisdictions with different tax rates and changes in unrecognized tax benefits.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 28, 2017.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.9 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12.  Restructuring Related Charges

In the 13 and 39 weeks ended October 28, 2017, the Company recorded pre-tax restructuring related charges of $3.7 million and $29.9 million, respectively. These amounts consist of costs related to the planned exit of a joint business venture; charges for home office restructuring; and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the United Kingdom was completed in the 39 weeks ended October 28, 2017.  The Company expects to incur additional charges for corporate and international restructuring charges in Fiscal 2017. The magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

	13 Weeks Ended	39 Weeks Ended
	October 28,	October 28,
(In thousands)	2017	2017
Severance and related employee costs	$2,431	$9,592
Lease termination and store closure costs	1,264	9,296
Total cash restructuring charges (1)	3,695	18,888

Joint business venture charges (2)	—	9,311
Inventory charges (3)	—	1,669
Total restructuring related charges	$3,695	$29,868

(1)

Cash charges of $3.7 million and $18.9 million for the 13 and 39 weeks respectively, for lease termination, store closures & severance were recorded within Restructuring Charges on the Consolidated Statements of Operations

(2)

$9.3 million ($5.1 million cash and $4.2 million non-cash) of charges related to the planned exit of a joint business venture were recorded within Other (Expense) Income, Net on the Consolidated Statements of Operations

(3)

Non-cash inventory charges of $1.7 million related to restructuring activities for our United Kingdom and Asia markets recorded as a reduction in Gross Profit on the Consolidated Statements of Operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows.  The accrued liability as of January 28, 2017 relates to previous restructuring activities disclosed in the Company’s Fiscal 2016 Form 10-K, which remained unpaid at the beginning of Fiscal 2017.

(In thousands)
Accrued liability as of January 28, 2017	$1,175
Add: Costs incurred, excluding non-cash charges	24,015
Less: Cash payments and adjustments	(15,391)

Accrued liability as of October 28, 2017	$9,799

Review by Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has performed a limited review of the unaudited Consolidated Financial Statements for the thirteen and thirty-nine week periods ended October 28, 2017 and October 29, 2016, as indicated in their report on the limited review included below. Since they did not perform an audit, they express no opinion on the unaudited Consolidated Financial Statements referred to above.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Eagle Outfitters, Inc.

We have reviewed the consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of October 28, 2017 and October 29, 2016, and the related consolidated statements of operations and retained earnings and comprehensive income for the thirteen and thirty-nine week periods ended October 28, 2017 and October 29, 2016 and the consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2017 and October 29, 2016. These financial statements are the responsibility of the Company’s management.

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

December 7, 2017

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

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 50 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2017;
•	the potential closure of approximately 20 to 23 American Eagle Outfitters and 4 to 7 Aerie stores primarily in North America during Fiscal 2017;
•	the success of our core American Eagle Outfitters and Aerie brands within North America and internationally;
•	the success of our business priorities and strategies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales - Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters, Aerie and Tailgate stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle Outfitters and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

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

Results of Operations

Overview

Our third quarter produced record sales and the eleventh consecutive quarter of positive comparable sales growth. Comparable sales were positive in both the AE and Aerie brands.  Our results validated our investments in product leadership, innovation, quality and strong brand equity.  Margin demonstrated sequential improvement year‐over-year as erosion narrowed significantly. SG&A expense declined compared to last year, resulting in strong expense leverage. We ended the quarter in solid financial condition, with $257.5 million in cash and no outstanding debt.

Total net revenue increased 2% to $960.4 million and consolidated comparable sales, including AEO Direct, increased 3%, following a 2% increase last year.  By brand, American Eagle Outfitters comparable sales increased 1% while Aerie increased 19%.

Gross profit decreased 1% to $374.9 million compared to $377.8 million last year and decreased 120 basis points to 39.0% as a rate to total net revenue.  The decline in margin rate is the result of increased promotional activity and shipping costs associated with a strong digital business.

Selling, general and administrative expense decreased 1% to $217.1 million compared to $219.9 million last year and leveraged 80 basis points to 22.6% as a rate to total net revenue.  SG&A expense decreased as a result of lower incentives and expense discipline, partially offset by higher wages.

Net income for the quarter was $63.7 million, or $0.36 per diluted share, compared to $75.8 million, or $0.41 per diluted share, last year. On an adjusted basis, net income per diluted share this year was $0.37 per share, which excludes $0.01 per share of restructuring related charges. Additionally, this year we incurred a discrete charge of $13.9 million, or $0.05 per diluted share, in other expense associated with a reserve against a receivable.

During Fiscal 2017, we returned $155.8 million to shareholders through share repurchases of $87.7 million, and cash dividends of $68.1 million.  We had $257.5 million in cash and cash equivalents as of October 28, 2017 compared to $291.7 million last year.  Merchandise inventory at the end of the third quarter was $534.0 million, compared to $492.6 million last year, an 8% increase.

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

13 Weeks Ended
October 28,
2017
Net income per diluted share - GAAP Basis	$0.36
Add: Restructuring related charges (1)	0.01
Net income per diluted share - Adjusted or Non-GAAP Basis	$0.37

(1)	$3.7 million pre-tax restructuring related charges, consisting of:
•	Corporate severance related charges ($2.4 million) and corporate lease buyouts of ($1.3 million)

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	61.0	59.8	63.2	61.1
Gross profit	39.0	40.2	36.8	38.9
Selling, general and administrative expenses	22.6	23.4	24.0	24.5
Restructuring charges	0.4	—	0.8	—
Depreciation and amortization expense	4.5	4.2	4.8	4.6
Operating income	11.5	12.6	7.2	9.8
Other (expense) income, net	(1.4)	—	(0.8)	0.1
Income before income taxes	10.1	12.6	6.4	9.9
Provision for income taxes	3.5	4.6	2.2	3.6
Net Income	6.6%	8.0%	4.2%	6.3%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Number of stores:
Beginning of period	1,057	1,044	1,050	1,047
Opened	5	11	26	19
Closed	(4)	(3)	(18)	(14)
End of period	1,058	1,052	1,058	1,052
Total gross square feet at end of period (in '000)	6,641	6,638	6,641	6,638
International licensed/franchise stores at end of period (1)	205	163	205	163

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 943 American Eagle Outfitters retail stores which include 114 Aerie side-by-side locations, 110 Aerie stand-alone locations and AEO Direct.  Additionally, there were 4 Tailgate and 1 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended October 28, 2017 to the 13 weeks ended October 29, 2016

Total net revenue

Total net revenue increased 2%, or $19.8 million, to $960.4 million compared to $940.6 million last year. The increase resulted from a consolidated comparable sales increase of 3% for the period following a 2% increase last year.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 1%, or $10.7 million, and Aerie brand comparable sales increased 19%, or $13.5 million.  Total comparable sales for AE women’s increased 1% and men’s increased 2%.

For the third quarter, consolidated comp traffic increased in the low-double digits while transactions increased in the mid-single digits.  Average transaction value decreased slightly, driven by a decrease in units per transaction in the low-single digits, partially offset by an AUR increase in the low-single digits.

Gross Profit

Gross profit decreased 1% or $2.9 million to $374.9 million compared to $377.8 million last year and decreased 120 basis points to 39.0%.  50 basis points of the decline in the gross margin rate is the result of increased promotions to drive sales and conversion.  Additionally, buying, occupany, and warehousing costs deleveraged 70 basis points as a result of higher delivery costs related to increased AEO Direct penetration.

There was $2.0 million and $3.1 million of share-based payment expense included in gross profit for the periods ended October 28, 2017 and October 29, 2016, respectively, comprised of both time and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses.  Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 1% or $2.8 million to $217.1 million from $219.9 million last year. As a rate to total net revenue, SG&A expenses leveraged 80 basis points to 22.6%, compared to 23.4% last year. SG&A expense decreased as a result of lower incentives and expense discipline, partially offset by higher wages.

There was $0.3 million and $3.2 million of share-based payment expense included in SG&A expenses for the periods ended October 28, 2017 and October 29, 2016, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $3.7 million, or 0.4% as a rate to total net revenue, for the 13 weeks ended October 28, 2017. These charges are the result of corporate severance related charges of $2.4 million and $1.3 million of corporate lease buyout charges.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 9% or $3.5 million to $43.1 million, compared to $39.6 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.5% this year as compared to 4.2% last year.  The increase was driven by omni-channel, stores and IT technology investments.

Other (Expense) Income, Net

Other expense increased to $(13.2) million this year, compared to other income of $0.6 million last year.  Included in other expense this year was a $13.9 million discrete charge, associated with a reserve against a receivable.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended October 28, 2017 was 34.8% compared to 36.3% for the 13 weeks ended October 29, 2016. The decrease in the effective income tax rate for the 13 weeks ended October 28, 2017 was primarily due to the overall mix of earnings in jurisdictions with different tax rates.

Net Income

Net income decreased 16%, or $12.0 million, to $63.7 million, or 6.6% as a percent to total net revenue, from $75.8 million, or 8.0% as a percent to total net revenue last year. Net income per share decreased to $0.36 per diluted share from $0.41 per diluted share last year.  Net income per diluted share of $0.36 this year includes $0.01 per share of restructuring related charges and $0.05 per share of a discrete charge associated with a reserve against a receivable.  The change in net income is attributable to the factors noted above.

Comparison of the 39 weeks ended October 28, 2017 to the 39 weeks ended October 29, 2016

Total net revenue

Total net revenue increased 2%, or $54.2 million, to $2.567 billion compared to $2.513 billion last year. The increase resulted from a consolidated comparable sales increase of 2% for the period, following a 4% increase last year.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales remained approximately flat, or $3.3 million, and Aerie brand comparable sales increased 23%, or $48.0 million.  Total comparable sales for AE women’s increased 1% and men’s decreased 2%.

For the year to date period, consolidated comp traffic increased in the high-single digits and transactions increased in the mid-single digits.  Average transaction value decreased in the low-single digits, driven by a low-single digits decrease in units per transaction, partially offset by an AUR increase in the low-single digits.

Gross Profit

Gross profit decreased 3% or $33.0 million to $945.4 million compared to $978.4 million last year, and the gross profit rate decreased 210 basis points to 36.8% compared to 38.9% last year. Gross profit this year includes $1.7 million, or 10 basis points, of inventory charges related to restructuring activities in our United Kingdom and Asia markets.  150 basis points of decline in the gross profit rate is the result of increased promotions to drive sales and conversion.  Additionally, buying, occupany, and warehousing costs deleveraged 50 basis points primarily as a result of higher delivery costs related to increased AEO Direct penetration.

There was $7.2 million and $12.1 million of share-based payment expense included in gross profit for the periods ended October 28, 2017 and October 29, 2016, respectively, comprised of both time and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses.  Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

SG&A expenses of $615.8 were relatively flat as compared to  $615.5 million last year. SG&A expense remained flat as a result of higher advertising investments and store salaries, offset by lower incentive compensation.  As a rate to total net revenue, SG&A expenses leveraged 50 basis points to 24.0%, compared to 24.5% last year.

There was $4.8 million and $10.9 million of share-based payment expense included in SG&A expenses for the periods ended October 28, 2017 and October 29, 2016, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $18.9 million, or 0.8% as a rate to total net revenue, for the 39 weeks ended October 28, 2017. These charges are the result of home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the United Kingdom was completed in the 39 weeks ended October 28, 2017.  We expect to incur additional charges for corporate and international restructuring charges in Fiscal 2017.

Recorded separately from Restructuring Charges on the Consolidated Statements of Operations is $1.7 million, or 0.1% as a rate to total revenue, of inventory charges related to restructuring activities recorded as a reduction in Gross Profit in our United Kingdom and Asia markets.  Additionally, $9.3 million, or 0.4% as a rate to total revenue, for costs related to the planned exit of a joint business venture are recorded within Other (Expense) Income, Net.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6% or $6.6 million to $123.9 million, compared to $117.3 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.8% this year as compared to 4.6% last year.  The increase was driven by omni-channel, stores and IT technology investments.

Other (Expense) Income, Net

Other expense was $(19.6) million this year, compared to $2.4 million of other income last year.  Included in other expense this year is $9.3 million of costs related to the planned exit of a joint business venture, along with a $16.0 million discrete charge in the 39 weeks ended October 28, 2017 associated with a reserve against a receivable, partially offset by foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events.  The effective income tax rate for the 39 weeks ended October 28, 2017 was 34.1% compared to 36.4% for the 39 weeks ended October 29, 2016.  The decrease in the effective income tax rate this year is primarily due to the overall mix of earnings in jurisdictions with different tax rates and changes in unrecognized tax benefits.

Net Income

Net income decreased 30% or $47.6 million to $110.2 million, or 4.2% as a percent to total net revenue, from $157.8 million, or 6.3% as a percent to total net revenue last year. Net income per diluted share decreased to $0.61 per diluted share from $0.86 per diluted share last year.  Net income per diluted share of $0.61 this year includes $0.11 per diluted share of restructuring related charges and $0.05 per share of a discrete charge associated with to a reserve against a receivable. The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  In the 13 weeks ended October 28, 2017 we signed a multi-year license agreement for the India territory, with the Aditya Birla Group, a leading Indian conglomerate, with the first stores expecting to open in Spring 2018. As of October 28, 2017, we had 205 stores operated by our third party operators in 24 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 28, 2017, we had 103 company-operated stores in Canada, 32 in Mexico, 6 in Hong Kong, 6 in China and 6 in Puerto Rico.  During the 39 weeks ended October 28, 2017, we completed the closure of all stores in the United Kingdom. We continue to evaluate further opportunities to expand internationally, which may include additional company-operated stores as well as stores operated by third party operators under license, franchise and/or joint venture agreements.

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

Financial Instruments

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  In addition, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

•	Level 1 — Quoted prices in active markets.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of October 28, 2017, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 28, 2017:

	Fair Value Measurements at October 28, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$185,546	$185,546	—	—
Interest bearing deposits	71,981	71,981	—	—
Total cash and cash equivalents	$257,527	$257,527	—	—

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

The following sets forth certain measures of our liquidity:

	October 28,	January 28,	October 29,
	2017	2017	2016
Working Capital (in thousands)	$377,372	$407,446	$373,970
Current Ratio	1.68	1.83	1.66

Working capital decreased $30.1 million compared to January 28, 2017 and increased $3.4 million compared to last year. The $30.1 million decrease in our working capital and corresponding decrease in the current ratio as of October 28, 2017, is driven by the following: $121.1 million decrease in cash driven by cash flow from operations of $188.1 million, offset by share repurchases of $87.7 million, capital expenditures of $134.9 million and dividends of $66.4 million. Additionally, we had a net increase in non-cash working capital balances of $91.0, primarily the result of higher inventory levels as compared to Fiscal 2016 year end.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $188.1 million and $202.9 million for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Investing activities for the 39 weeks ended October 28, 2017 primarily consisted of $134.9 million of capital expenditures for property and equipment. Investing activities for the 39 weeks ended October 29, 2016 primarily included $107.6 million of capital expenditures for property and equipment.

Cash Flows from Financing Activities

Cash used for financing activities for the 39 weeks ended October 28, 2017 consisted primarily of $87.7 million of purchases of common stock under publically announced programs, $66.4 million for cash dividends paid at a quarterly rate of $0.125 per share, $12.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $8.7 million for the payments on capital leases.

Cash used for financing activities for the 39 weeks ended October 29, 2016 consisted primarily of $67.9 million for cash dividends paid at a quarterly rate of $0.125 per share, $6.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $5.6 million for the payments on capital leases, partially offset by $16.2 million of net proceeds from stock option exercises. There were no purchases of common stock from publically announced programs last year.

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

As of October 28, 2017, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on October 28, 2017.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.  As of October 28, 2017, we had no outstanding trade letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 28, 2017 were $134.9 million and included $76.8 million related to investments in our stores.  In the 13 weeks ended October 28, 2017, we opened 1 new Aerie location.  Also, we opened 4 new AE stores; 1 in Mexico, 1 in Canada and the remaining 2 in the U.S. to better position select markets. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($25.0 million), e-commerce ($22.9 million), the improvement of our distribution centers ($8.8 million), and other home office projects ($1.4 million).

For Fiscal 2017, we expect capital expenditures to be in the range of $160 million to $170 million in support of our expansion efforts, stores investments including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 39 weeks ended October 28, 2017, as part of our publicly announced share repurchase program, we repurchased 6.0 million shares for $87.7 million, at a weighted average price of $14.59 per share.

During Fiscal 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021. As of October 28, 2017, 19.0 million shares remain outstanding under the current authorization.

During the 39 weeks ended October 28, 2017 and October 29, 2016, we repurchased approximately 0.8 million and 0.4 million shares, respectively, from certain employees at market prices totaling $12.3 million and $6.9 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended October 28, 2017, our Board declared a quarterly cash dividend of $0.125 per share, which was paid on October 20, 2017. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 28, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2016 Annual Report on Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2016 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 28, 2017.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (July 30, 2017 through August 26, 2017)	—	—	—	19,000,000
Month #2 (August 27, 2017 through September 30, 2017)	7,140	$12.27	—	19,000,000
Month #3 (October 1, 2017 through October 28, 2017)	12,916	$13.78	—	19,000,000
Total	20,056	$13.24	—	19,000,000

(1)

During the 13 weeks ended October 28, 2017 there were no shares repurchased as part of our publicly announced share repurchase program and there were 20,056 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2016, our Board of Directors authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.

ITEM 5. OTHER INFORMATION

On December 7, 2017, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with James H. Keefer, Jr., the Company’s Vice President – Controller and Chief Accounting Officer. The Indemnification Agreement is in the same form as the indemnification agreement that we have entered into with our other directors and executive officers and previously has been filed with the SEC.

The terms of the Indemnification Agreement, subject to certain exceptions, generally provide that the Company will indemnify the indemnitee to the fullest extent permitted by law in connection with any claims, suits or proceedings arising as a result of his or her service as a director or officer of the Company or any subsidiary of the Company, including against third-party claims and proceedings brought by or in right of the Company. No indemnification will be paid pursuant to the Indemnification Agreement (i) on account of any proceedings brought by the indemnitee, including any proceedings against the Company (except as otherwise provided in the Indemnification Agreement), (ii) if a court finally determines that the indemnification is prohibited under applicable law, (iii) on account of any proceeding arising against the indemnitee for the disgorgement of profits from the purchase or sale of securities of the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, or (iv) relating to the clawback or recoupment of any bonus or other incentive-based or equity-based compensation previously received by indemnitee or payment of any profits realized by indemnitee from the sale of securities of the Company. Additionally, the Indemnification Agreement provides that the indemnitee is entitled to the advancement of certain expenses, subject to certain exceptions and repayment conditions, incurred in connection with such claims, suits or proceedings.

Any indemnification agreement to be entered into between the Company and a newly-appointed director or executive officer following the date hereof will be substantially similar to the form of the Indemnification Agreement described herein.

ITEM 6. EXHIBITS.

* Exhibit 10.1	Separation Agreement between the registrant and Peter Horvath, dated October 5, 2017

* Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 7, 2017

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)