Form 10-K
period 2018-02-03
AMERICAN EAGLE OUTFITTERS INC
filed 2018-03-16
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2017 was $1,929,085,816.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 177,607,606 Common Shares were outstanding at March 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders scheduled to be held on June 6, 2018 are incorporated into Part III herein.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

Item 1. Business.

General

American Eagle Outfitters, Inc., (“AEO Inc.,” the “Company,” “we,” “our”) a Delaware corporation, was founded in 1977.  We are a leading multi-brand specialty retailer, operating over 1,000 retail stores and online at www.ae.com and www.aerie.com in the United States and internationally.  We offer a broad assortment of high-quality, on-trend apparel and accessories for men and women under the American Eagle Outfitters brand, and intimates, apparel and personal care products for women under the Aerie brand at affordable prices.  AEO Inc. operates stores in the United States, Canada, Mexico, Hong Kong, and China. As of February 3, 2018, we operated 933 American Eagle Outfitters stores and 109 Aerie stand-alone stores.  We also have license agreements with third-parties to operate American Eagle Outfitters and Aerie stores throughout Asia, Europe, India, Latin America and the Middle East.  Our licensed store base has grown to 214 locations in 25 countries.  We also operate two emerging brands to complement our existing brands, Tailgate, a vintage, sports-inspired apparel brand, and Todd Snyder New York, a premium menswear brand.

We operate in one reportable segment, consisting of two brand-based  operating segments of American Eagle and Aerie (as further described below). All operating segments have met the aggregation criteria and are presented as one reportable segment.  Additional information concerning our segment, geographic information and merchandise mix is contained in Note 2 of the Consolidated Financial Statements included in this Form 10-K and is incorporated herein by reference. Additionally, a five-year summary of certain financial and operating information can be found in Part II, Item 6, Selected Consolidated Financial Data, of this Form 10-K.  See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

Brands

American Eagle Brand

We are an American brand rooted in our denim heritage and passionate about providing the highest-quality products. Since 1977, American Eagle (or “AE”) has offered an assortment of specialty apparel and accessories for men and women that enables self-expression and empowers our customers to celebrate their individuality. The brand has broadened its leadership in jeans by producing innovative fabric with options for all styles and fits at a value. We aren’t just passionate about making great clothing, we’re passionate about making real connections with the people who wear them.

As of February 3, 2018, the AE brand operated 933 stores and online at www.ae.com.

Aerie

Aerie is a lifestyle brand in operation for over 10 years and is committed to making all girls feel good about their REAL selves.  We offer intimates, apparel, activewear and swim collections. With the #AerieREAL™ movement, Aerie celebrates its community by advocating for body positivity and the empowerment of all women. Aerie believes in inspiring customers to love their real selves, inside and out.

As of February 3, 2018, the Aerie brand operated 109 stand-alone stores and 116 side-by-side stores connected to AE brand stores.  In addition, the Aerie brand merchandise is sold online at www.aerie.com and certain items are sold in AE brand stores.

Other brands

Tailgate is a vintage, sports-inspired apparel brand with a college town store concept. As of February 3, 2018, the Tailgate brand operated 4 stand-alone stores and is available online at www.ae.com.

Todd Snyder New York is a premium menswear brand. As of February 3, 2018, the Todd Snyder brand operated 1 stand-alone store and online at www.ToddSnyder.com.

Key Business Priorities & Strategy

We are focused on driving our brands forward and delivering an exceptional customer experience across channels.  Our current priorities include:

•	Delivering innovation, quality and outstanding value to our customers;
•	Leveraging American Eagle’s leading position in jeans and bottoms;
•	Accelerating Aerie’s growth as a leading intimates brand in the marketplace;
•	Leveraging our omni-channel capabilities and customer information to gain market share and provide industry leading customer experiences; and
•	Strengthening our financial discipline including inventory and expense management, delivering profitable revenue growth and focusing on high return investments, among other areas.

Real Estate

We ended Fiscal 2017 with a total of 1,261 stores, consisting of 1,047 Company-owned stores and 214 licensed store locations. Our AE brand stores average approximately 6,600 gross square feet and approximately 5,300 on a selling square foot basis. Our Aerie brand stand-alone stores average approximately 3,600 gross square feet and approximately 3,000 on a selling square foot basis. The gross square footage of our Company-owned stores decreased by 0.6% to 6.6 million during Fiscal 2017.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the United States, Canada, Mexico, China and Hong Kong.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding impairment and restructuring charges in China, Hong Kong and the United Kingdom.

The following table provides the number of our Company-owned stores in operation as of February 3, 2018 and January 28, 2017.

	February 3,	January 28,
	2018	2017
AE Brand:
United States	802	812
Canada	85	84
Mexico	34	28
China	6	10
Hong Kong	6	6
United Kingdom	-	3
Total AE Brand	933	943
Aerie Brand:
United States	91	86
Canada	18	16
Total Aerie Brand	109	102
Tailgate	4	4
Todd Snyder	1	1
Total Consolidated	1,047	1,050

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2017	1,050	31	(34)	1,047
2016	1,047	29	(26)	1,050
2015	1,056	23	(32)	1,047
2014	1,066	60	(70)	1,056
2013	1,044	64	(42)	1,066

Licensed Stores

In addition to our Company-owned stores, our merchandise is sold at stores operated by third-party licensees. Under these agreements, our merchandise is sold at American Eagle and Aerie stores owned and operated by third-party operators.  Revenue recognized under license agreements generally consists of royalties earned and recognized upon sale of merchandise by license partners to retail customers.

As of February 3, 2018, our products were sold in 214 locations operated by licensees in 25 countries as provided in the following table. We continue to increase the number of locations under these types of arrangements as part of our disciplined approach to global expansion.

February 3,
2018
Israel	42
Japan	34
Saudi Arabia	20
South Korea	20
Chile	15
Colombia	15
UAE	13
Philippines	10
Greece	6
Thailand	6
Lebanon	5
Qatar	4
Egypt	3
Kuwait	3
Panama	3
Bahrain	2
Costa Rica	2
Guatemala	2
Morocco	2
Singapore	2
Curacao	1
Dominican Republic	1
Jordan	1
Oman	1
Peru	1
Total Licensed Stores	214

AEO Direct

We sell merchandise through our digital channels, ae.com, aerie.com and our AEO apps, both domestically and internationally in 81 countries. The digital channels reinforce each particular brand platform, and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience.  Our U.S. and Canadian distribution centers are fully omni-channel and service both stores and digital businesses.  We offer the ability for customers to seamlessly return product via any channel regardless of where it was originally purchased. Our store-to-door capability enables store customers to make purchases from online inventory while shopping in our stores.  Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing inventory exposure to digital traffic.  We also offer a reserve online, pick up in store service to our customers which gives customers the ability to select in-store inventory from all digital channels.  We will continue to optimize these tools and services to continue to enhance and improve the total customer shopping experience.

Customer Loyalty Program

We offer AEO Connected, a new, highly-digitized loyalty program serving all American Eagle and Aerie customers. Members enjoy greater convenience, more rewards and an enhanced customer experience.

AEO Connected highlights include:

•	Upgraded rewards for our best customers and brand advocates
•	Full integration with AE and Aerie’s branded credit cards
•	Special perks for purchasing key items, jeans and bras
•	Exclusive member access to concerts, festivals and special events

Under AEO Connected, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds, and when reached, rewards are distributed. Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 45 days from the issuance date of the reward. Additional rewards are also given for key items such as jeans and bras. Rewards not redeemed during the 45 day redemption period are forfeited.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2017, we purchased substantially all of our merchandise from non-North American suppliers.  We sourced merchandise through approximately 300 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier.  Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for overall quality of manufacturing. Inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

We uphold an extensive factory inspection program to monitor compliance with our Vendor Code of Conduct (“Vendor Code”).  New garment factories must pass an initial inspection in order to do business with us and we continue to review their performance against our guidelines regarding working conditions, employment practices and compliance with local laws through internal audits by our compliance team and the use of third-party monitors.  We strive to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices and workplace safety.  We are a certified member of the Customs-Trade Partnership Against Terrorism program (“CTPAT”), a designation we have held since 2004.  CTPAT is a voluntary program offered by U.S. Customs and Border Protection (“CBP”) in which an importer agrees to work with CBP to strengthen overall supply chain security.  As of September 2016, we were accepted into the Apparel, Footwear and Textiles Center, one of CBP’s Centers of Excellence and Expertise (“CEE”).  The CEE was created to ensure uniformity, create efficiencies, reduce redundancies, enhance industry expertise and facilitate trade, all with a final goal of reduced costs at the border and allowing CBP to focus on high-risk shipments.

Inventory and Distribution

Merchandise is shipped directly from our vendors to our Company-owned distribution centers in Hazleton, Pennsylvania and Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario.  Additionally, product is shipped directly to stores which reduces transit times and lowers operating costs. We contract with third-party distribution centers in Mexico, Hong Kong, and China to service our Company-owned stores in those regions.

Regulation

We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. Substantially all of our products are manufactured by foreign suppliers and imported by us, and we are subject to a variety of trade laws, customs regulations and international trade agreements.  Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies and regulations, including, in the U.S., the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, marketing, licensing requirements, and consumer product safety requirements and regulatory testing.  We are also subject to regulations governing our employees both globally and in the U.S., and by disclosure and reporting requirements for publicly traded companies established under existing or new federal or state laws, including the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”).

Our licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations that could reasonably be expected to have a material adverse effect on our business or operating results.

Competition

The global retail apparel industry is highly competitive both in stores and online. We compete with various local, national, and global apparel retailers, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection and price.

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE®, AEO®, LIVE YOUR LIFE®, AERIE®, and the Flying Eagle Design with the United States Patent and Trademark Office. We also have registered or have applied to register substantially all of these trademarks with the registries of the foreign countries in which our stores and/or manufacturers are located and/or where our product is shipped.

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AEO®, LIVE YOUR LIFE®, AERIE®, and the Flying Eagle Design with the Canadian Intellectual Property Office.  In addition, we have acquired rights in AETM for clothing products and registered AE® in connection with certain non-clothing products.

In the U.S. and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including TODD SNYDER®, TAILGATE®, DON’T ASK WHY® and our pocket stitch designs.

Our registered trademarks are renewable indefinitely, and their registrations are properly maintained in accordance with the laws of the country in which they are registered.  We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use, renew, and enforce our trademarks in accordance with our business plans.

Employees

As of February 3, 2018, we had approximately 40,700 employees in the United States, Canada, Mexico, Hong Kong and China of whom approximately 33,200 were part-time or seasonal hourly employees.

Executive Officers of the Registrant

Jennifer M. Foyle, age 51, has served as our Global Brand President – Aerie since January 2015.  Prior thereto, Ms. Foyle served as Executive Vice President, Chief Merchandising Officer – Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014.  Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010.  In addition, she held various positions at J. Crew Group, Inc., including Chief Merchandising Officer, from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 – 2003 and held various roles at Bloomingdales from 1988-1999.

Charles F. Kessler, age 45, has served as our Global Brand President – American Eagle Outfitters since January 2015.  Prior thereto, he served as our Executive Vice President, Chief Merchandising and Design Officer – American Eagle Outfitters from February 2014 to January 2015.  Prior to joining us, Mr. Kessler served as Chief Merchandising Officer at Urban Outfitters, Inc. from October 2011 to November 2013 and as Senior Vice President, Corporate Merchandising at Coach, Inc. from July 2010 to October 2011.  Prior to that time, Mr. Kessler held various positions with Abercrombie & Fitch Co. from 1994 to 2010, including Executive Vice President, Female Merchandising from 2008 to 2010.

Robert L. Madore, age 53, has served as our Executive Vice President and Chief Financial Officer since October 2016. Prior to joining us, Mr. Madore served as the Chief Financial Officer of Ralph Lauren Corporation from April 2015 to September 2016. Prior to that role, he held a number of key financial and operational roles at the Ralph Lauren Corporation, including Senior Vice President of Corporate Finance from December 2010 to March 2015, and Senior Vice President of Operations and Chief Financial Officer of its retail division from 2004 to December 2010. Prior to that time, Mr. Madore was Chief Financial Officer for New York & Company from 2003 to 2004, and served as Chief Operating Officer and Chief Financial Officer of FutureBrand, a division of McCann Erickson, from 2001 to 2003. Prior thereto, he held various executive management positions at Nine West Group, Inc. starting in 1995. Mr. Madore began his career in 1987 at Deloitte & Touche until 1995.

Michael R. Rempell, age 44, has served as our Executive Vice President and Chief Operations Officer since June 2012. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 63, has served as our Executive Chairman, Chief Executive Officer since December 2015.  Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also served as Chief Executive Officer from March 2005 to April 2009 and as Chairman of the Board since March 2005 of DSW Inc., a company traded on the NYSE. He has also served as a member of the Board of Directors for AB Acquisition LLC (Albertsons/Safeway) since 2006.  He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2018” refers to the 52-week period ending February 2, 2019. “Fiscal 2017” refers to the 53-week period ended February 3, 2018. “Fiscal 2016” and “Fiscal 2015” refer to the 52-week periods ended January 28, 2017 and January 30, 2016, respectively.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available under the Investors section of our website at www.ae.com. These reports are available as soon as reasonably practicable, free of charge, after such material is electronically filed with the SEC.

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

Certifications

As required by the NYSE Corporate Governance Standards Section 303A.12(a), on June 21, 2017, our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed and furnished, as applicable, with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A. Risk Factors

Our inability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner could adversely impact our profitability

Our future success depends, in part, upon our ability to identify and respond to fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers because merchandise typically must be ordered well in advance of the selling season. While we endeavor to test many merchandise items before ordering large quantities, we remain susceptible to changing fashion trends and fluctuations in customer demands.

In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially during our peak selling seasons. We enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases. Our failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by us, could, among other matters, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.

Our market share may be adversely impacted by increasing competition and pricing pressures from companies with brands or merchandise that are competitive with ours

The sale of apparel, accessories, intimates and personal care products is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national and international department stores, discount stores and online businesses. The substantial sales growth in the digital channel within the last several years has encouraged the entry of many new competitors and an increase in competition from established companies.  We face a variety of competitive challenges, including:

•	Anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•	Maintaining favorable brand recognition and effective marketing of our products to consumers in several demographic markets;
•	Sourcing merchandise efficiently;
•	Developing innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors; and
•	Countering the aggressive pricing and promotional activities of many of our competitors.

In light of the competitive challenges we face, we may not be able to compete successfully in the future. Additionally, increases in competition could reduce our sales, which in turn could have a material adverse effect on our results of operations and financial condition.

The effect of economic pressures and other business factors on consumer spending could have a material adverse effect on our business, results of operations and liquidity

The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as income taxes, payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. Additionally, changes in consumer preferences and discretionary spending habits may negatively impact the specialty retail market. There can be no assurance that consumer spending will not be further negatively affected by general, local or international economic conditions and changing consumer preferences, thereby adversely impacting our results of operations and financial condition.

Seasonality may cause sales to fluctuate and negatively impact our results of operations

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. As a result of this seasonality, factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic and political conditions.

Our efforts to execute on our key business priorities could have a negative impact on our growth and profitability

Our success depends on our ability to execute on our key priorities, which are centered on driving our brands forward and delivering an exceptional customer experience across channels, including:

•	Delivering innovation, quality and outstanding value to our customers;
•	Leveraging American Eagle’s leading position in jeans and bottoms;
•	Accelerating Aerie’s growth as a leading intimates brand in the marketplace;
•	Leveraging our omni-channel capabilities and customer information to gain market share and provide industry leading customer experiences; and
•	Strengthening our financial discipline including inventory and expense management, delivering profitable revenue growth and focusing on high return investments, among other areas.

Achieving these key business priorities depends on us executing our strategies successfully, and the initiatives that we implement in connection with these goals may not resonate with our customers. It may take longer than anticipated to generate the expected benefits, and there can be no guarantee that these key priorities will result in improved operating results. Failure to successfully implement our key business priorities could have a negative impact on our growth and profitability.

Our inability to react to raw material, labor and energy cost increases could adversely impact our business and results of operations

Increases in our costs, such as raw materials, labor and energy, may reduce our overall profitability.  Specifically, fluctuations in the costs associated with the manufacture of merchandise that we purchase from our suppliers impact our cost of sales. We have strategies in place to help mitigate these costs; however, our overall profitability depends on the success of those strategies.  Additionally, increases in other costs, including labor, energy and additional duties and taxes on imports, could further reduce our profitability if not mitigated.

Our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores could adversely impact our profitability and our results of operations

The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. Part of our future growth is dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. The failure of our stores to achieve acceptable results could result in store asset impairment charges, which could adversely affect our results of operations and financial condition.

Additionally, our real estate strategy may not be successful, and store locations may fail to produce desired results, which could impact our competitive position and profitability. Customer shopping patterns have been evolving from brick-and-mortar locations to, increasingly, digital channels.  We have Company-owned stores in shopping centers that have experienced declining traffic trends while our digital channels continue to grow.  Our ability to grow revenue and acquire new customers is contingent on our ability to drive traffic to both store locations and digital channels so that we are accessible to our customers when and where they want to shop.

We locate our brick and mortar stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, which generally are large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores. We cannot control the increasing impact of digital channels on shopping center traffic, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations, competition with other retailers for prominent locations, or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets and could have a material adverse effect on our financial results. In addition, some malls and shopping centers that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations and financial condition.

We have significant lease obligations, and are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations

Operating lease obligations, which consist primarily of future minimum lease commitments related to store operating leases, represent a significant contractual commitment. All of our stores are leased and generally have initial terms of 10 years. In the future, we may not be able to negotiate favorable lease terms for the most desired store locations. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.

Certain leases have early termination options, which can be exercised under certain specific conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, due to continued decreases in mall traffic, the highly competitive and promotional retail environment, or other factors, we may not be able to service our lease expenses, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.

Our inability to grow our e-commerce channel and leverage omni-channel capabilities could adversely impact our business

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

Our efforts to expand internationally expose us to risks inherent in operating in new countries

We are actively pursuing additional international expansion initiatives, which include Company-owned stores and stores operated by third-parties through licensing arrangements in select international markets. The effect of international expansion arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally.  Furthermore, although we provide store operation training, literature and support, to the extent that a licensee does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, our business results and the value of our brand could be negatively impacted.

A failure to properly implement our expansion initiatives, or the adverse impact of political or economic risks in these international markets, could have a material adverse effect on our results of operations and financial condition.  We have limited prior experience operating internationally, where we face established competitors.  In many of these locations, the real estate, labor and employment, transportation and logistics and other operating requirements differ dramatically from those in the locations where we have more experience. Consumer demand and behavior, as well as tastes and purchasing trends, may differ substantially, and as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Any differences that we encounter as we expand internationally may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.  In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets, and liabilities denominated in currencies other than the U.S. dollar for which we have taken risk mitigating actions, when appropriate.  We may also use instruments to hedge certain foreign currency risks in the future; however, these measures may not succeed in offsetting all of the negative impact of foreign currency rate movements on our business and results of operations.

As we pursue our international expansion initiatives, we are subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate.  Violations of these laws could subject us to sanctions or other penalties that could have an adverse effect on our reputation, operating results and financial condition.

Our international merchandise sourcing strategy subjects us to risks that could adversely impact our business and results of operations

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

We have a Vendor Code that provides guidelines for our vendors regarding working conditions, employment practices and compliance with local laws. A copy of the Vendor Code is posted on our website, www.ae.com, and is also included in our vendor manual in English and multiple other languages. We have a factory compliance program to audit for compliance with the Vendor Code. However, there can be no assurance that all violations can be eliminated in our supply chain.  Publicity regarding violation of our Vendor Code or other social responsibility standards by any of our vendor factories could adversely affect our reputation, sales and financial performance.

There is a risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent to an imported shipment. We have instituted policies and procedures designed to reduce the chance or impact of such actions. Examples include, but are not limited to, factory audits and self-assessments, including audit protocols on all critical security issues; the review of security procedures of our other international trading partners, including forwarders, consolidators, shippers and brokers; and the cancellation of agreements with entities who fail to meet our security requirements. In addition, U.S. Customs and Border Protection has recognized us as a validated participant of the CTPAT program, a voluntary program in which an importer agrees to work with customs to strengthen overall supply chain security. However, there can be no assurance that terrorist activity can be prevented entirely and we cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

Our inability to implement and sustain adequate information technology systems could adversely impact our profitability

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with operating, replacing and modifying these systems, including inaccurate system information and system disruptions.  We believe we are taking appropriate action to mitigate the risks through testing, training, staging implementation and in-sourcing certain processes, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies; however, there is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or promptly and appropriately mitigated, could have a material adverse effect on our results of operations.  Furthermore, while we have disaster recovery and business continuity plans in place, if our information technology systems are damaged, breached or cease to properly function for any reason, including the poor performance of, failure of, or cyber-attack on third-party service providers, catastrophic events, power outages, cyber-security breaches, network outages, failed upgrades or similar events, and if such disaster recovery and business continuity plans do not effectively resolve such issues, we may suffer interruptions in our ability to manage or conduct business, as well as reputational harm, and we may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, and financial condition.

Our inability to safeguard against security breaches with respect to our information technology systems could damage our reputation and adversely impact our profitability

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees including credit card information.  Attackers continuously enhance and evolve their methods to compromise data.  We continue to research and deploy technology that mitigates security risk including reducing financial gain to an adversary when possible. Security breaches could expose us to a risk of loss or misuse of this information and potential liability.  We have experienced cyber incidents, which have not had a material adverse impact on our business and for which we have taken measures to prevent from reoccurring. We may, however, experience them in the future, potentially with more frequency and/or sophistication.  We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology we use to protect transaction or other data, being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach could result in a violation of applicable privacy and other laws, significant financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

We may be exposed to risks and costs associated with the loss of customer information that would cause us to incur unexpected expenses and loss of revenues

We collect customer data, including encrypted credit card information, in our stores, at special events and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. We cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.

In addition, state, federal, and foreign governments are increasingly enacting laws and regulations protecting consumers’ privacy and personal information against identity theft and unwanted exposure. These laws and regulations likely will increase the costs of doing business. If we fail to implement appropriate security measures or fail to detect and provide applicable notice of unauthorized access (as required by some of these laws and regulations), we could be subject to potential governmental investigations, claims for damages, or other remedies, which could adversely affect our business and operations.

We rely on key personnel, the loss of whom could have a material adverse effect on our business

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

A complex regulatory, compliance and legal environment could adversely affect us

We are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, import/export and anti-corruption, including the Foreign Corrupt Practices Act.  Additional legal and regulatory requirements have increased the complexity of the regulatory environment and the cost of compliance.  If these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors or employees, we could experience delays in shipments or receipt of goods or be subject to fines or other penalties, any of which could adversely affect our business.  Also, changes in laws and regulations could make operating our business more expensive or require us to change the way we do business.   Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, vendors and suppliers could take actions that violate these requirements, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

Fluctuations in foreign currency exchange rates may adversely impact our profitability

We have foreign currency exchange rate risk with respect to revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.  Specifically, fluctuations in the value of the Canadian Dollar, Mexican Peso, Chinese Yuan, Hong Kong Dollar and Euro against the U.S. Dollar could have a material adverse effect on our results of operations, financial condition and cash flows.

Fluctuations in our tax obligations and effective tax rate could adversely affect us

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

Recently enacted tax reform legislation in the U.S. will materially impact our financial position, results of operations and cash flows

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act had a significant impact on our effective tax rate, cash tax expenses and deferred tax asset and liability balances. The Tax Act makes broad and complex changes to the U.S. tax code that affect us, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) imposing a one-time transition tax on a deemed repatriation of all undistributed earnings and profits of certain U.S.-owned foreign corporations ("Transition Tax"); (3) adopting elements of a modified territorial tax system; (4) revising the rules governing foreign tax credits; (5) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (6) permitting certain capital expenditures to be expensed immediately; and (7) modifying or repealing many deductions and credits.  Certain changes became effective immediately, while others become effective for our fiscal year 2018. The impact of many provisions of the Tax Act is subject to interpretation until additional Internal Revenue Service guidance is issued.  The ultimate impact of the Tax Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance.  The SEC recently issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We expect that the impact of the Tax Act may be significant for fiscal year 2018 and future periods.  Additionally, the Tax Act includes particular changes that may not be positive for the Company, including deductibility of certain corporate expenses and two new international revenue-raising provisions, and contains provisions whose meaning is subject to differing interpretations, and future guidance may differ adversely from our current interpretation.

Impact of various legal proceedings, lawsuits, disputes, and claims could have an adverse impact on our business, financial condition and results of operations

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. Actions are in various procedural stages and some are covered in part by insurance. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations.

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

In suburban Pittsburgh, Pennsylvania, we own a 45,000 square foot building, which houses our data center and additional office space and lease an additional location of approximately 18,000 square feet, which is used for storage space. This lease expires in 2020.

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

All of the above-noted properties are shared by all of our operating business segments (which we report in a single reportable segment).

As for our stores, all are leased and generally have initial terms of 10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional contingent rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 12, 2018, there were 504 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 40,000. The following table sets forth the range of high and low closing prices of the common stock as reported on the NYSE during the periods indicated.

	Market Price		Cash Dividends per
For the Quarters Ended	High	Low	Common Share
February 3, 2018	$19.37	$12.77	$0.125
October 28, 2017	$14.46	$10.62	$0.125
July 29, 2017	$14.41	$10.85	$0.125
April 29, 2017	$15.85	$13.08	$0.125
January 28, 2017	$18.91	$14.45	$0.125
October 29, 2016	$19.37	$16.80	$0.125
July 30, 2016	$17.92	$13.39	$0.125
April 30, 2016	$16.90	$13.12	$0.125

During Fiscal 2017 and Fiscal 2016, we paid quarterly dividends as shown in the table above. The payment of future dividends is at the discretion of our Board of Directors (the “Board”) and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 2, 2013 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	2/02/13	2/01/14	1/31/15	1/30/16	1/28/17	2/03/18
American Eagle Outfitters, Inc.	100.00	68.68	74.09	79.63	82.23	102.05
S&P MidCap 400 Index	100.00	120.96	134.13	125.15	163.82	188.07
Peer Group	100.00	112.09	125.85	109.67	95.58	107.79

*We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our 2017 Proxy Statement.  This group consisted of the following companies: Abercrombie & Fitch Co., Ascena Retail Group. Inc., Burberry Group PLC, Chico’s FAS, Inc., Coach, Inc., Express, Inc., Gap, Inc., Guess?, Inc., Hanesbrands Inc., L Brands Inc., Lululemon Athletica, Inc., Michael Kors Holdings LTD, PVH Corp, Ralph Lauren Corp., Tailored Brands Inc., Under Armour Inc, and Urban Outfitters, Inc.

The following table provides information regarding our repurchases of common stock during the three months ended February 3, 2018.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
Month #1 (October 29, 2017 through November 25, 2017)	4,318	$13.29	—	19,000,000
Month #2 (November 26, 2017 through December 30, 2017)	7,450	$15.57		19,000,000
Month #3 (December 31, 2017 through February 3, 2018)	2,868	$18.60		19,000,000
Total	14,636	$15.49	—	19,000,000

(1)

There were no shares repurchased as part of our publicly announced share repurchase program during the three months ended February 3, 2018 and there were 14,636 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2016, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.

Item 6. Selected Consolidated Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected Consolidated Financial Statements data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 31, 2015 and February 1, 2014 and the selected Consolidated Balance Sheet data as of January 30, 2016, January 31, 2015 and February 1, 2014 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended (1)
(In thousands, except per share amounts, ratios and other	February 3,	January 28,	January 30,	January 31,	February 1,
non-financial information)	2018	2017	2016	2015	2014
Summary of Operations (2)
Total net revenue	$3,795,549	$3,609,865	$3,521,848	$3,282,867	$3,305,802
Comparable sales increase (decrease) (3)	4%	3%	7%	(5)%	(6)%
Gross profit	$1,370,505	$1,366,927	$1,302,734	$1,154,674	$1,113,999
Gross profit as a percentage of net sales	36.1%	37.9%	37.0%	35.2%	33.7%
Operating income	$302,788	$331,476	$319,878	$155,765	$141,055
Operating income as a percentage of net sales	8.0%	9.2%	9.1%	4.7%	4.3%
Income from continuing operations	$204,163	$212,449	$213,291	$88,787	$82,983
Income from continuing operations as a percentage of net sales	5.4%	5.9%	6.1%	2.6%	2.5%

Per Share Results
Income from continuing operations per common share-basic	$1.15	$1.17	$1.10	$0.46	$0.43
Income from continuing operations per common share-diluted	$1.13	$1.16	$1.09	$0.46	$0.43
Weighted average common shares outstanding – basic	177,938	181,429	194,351	194,437	192,802
Weighted average common shares outstanding – diluted	180,156	183,835	196,237	195,135	194,475
Cash dividends per common share	$0.50	$0.50	$0.50	$0.50	$0.38

Balance Sheet Information
Total cash and short-term investments	$413,613	$378,613	$260,067	$410,697	$428,935
Long-term investments	$—	$—	$—	$—	$—
Total assets	$1,816,313	$1,782,660	$1,612,246	$1,696,908	$1,694,164
Long & short-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,246,791	$1,204,569	$1,051,376	$1,139,746	$1,166,178
Working capital	$483,309	$407,446	$259,693	$368,947	$462,604
Current ratio	2.00	1.83	1.56	1.80	2.11
Average return on stockholders’ equity (5)	16.7%	18.8%	19.9%	7.0%	7.0%

Other Financial Information (2)
Total stores at year-end	1,047	1,050	1,047	1,056	1,066
Capital expenditures	$169,469	$161,494	$153,256	$245,002	$278,499
Total net revenue per average selling square foot (4)	$514	$534	$545	$525	$547
Total selling square feet at end of period	5,278,554	5,311,659	5,285,025	5,294,744	5,205,948
Total net revenue per average gross square foot (4)	$412	$428	$436	$420	$444
Total gross square feet at end of period	6,580,812	6,619,267	6,601,112	6,613,100	6,503,486
Number of employees at end of period	40,700	38,700	37,800	38,000	40,400

(1)	Except for the fiscal year ended February 3, 2018, which includes 53 weeks, all fiscal years presented include 52 weeks.

(2)

All amounts presented are from continuing operations for all periods presented.  Refer to Note 16 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

(3)

The comparable sales increase for Fiscal 2017 ended February 3, 2018 is compared to the corresponding 53-week period in Fiscal 2016. Additionally, comparable sales for all periods include AEO Direct sales.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of approximately 15 to 20 American Eagle Outfitters stores and 10 to 15 Aerie stores, and conversion of 20 to 25 Aerie side-by-side format stores in North America during Fiscal 2018;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 60 to 70 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2018;
•	the potential closure of approximately 10 to 15 American Eagle Outfitters and 5 to 10 Aerie stores, primarily in North America, during Fiscal 2018;
•	the planned opening of approximately 45 to 50 new international third-party operated American Eagle Outfitters stores during Fiscal 2018;
•	the success of our core American Eagle Outfitters and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from company-owned stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle Outfitters and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

AEO Direct sales are included in the individual American Eagle Outfitters and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks.   Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic and accept digital returns in stores.  We also offer a reserve online, pick up in store service to our customers and give them the ability to look up in store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate given customer behavior.

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

Results of Operations

Overview

Fiscal 2017 represented the third straight year of positive comparable sales increase.  Additionally, all fiscal quarters in 2017 had positive comparable sales, including an 8% growth in the fourth quarter which was our best since 2015. Total net revenue for the year increased 5% to $3.796 billion, compared to $3.610 billion last year. Total comparable sales increased 4%. By brand, American Eagle brand comparable sales rose 2% and comparable sales for the Aerie brand increased 27%. Gross profit was up slightly to $1.371 billion and deleveraged 180 basis points to 36.1% as a rate to revenue.  The reduction in margin rate was primarily due to higher promotional activity and increased shipping costs associated with a strong digital business.

Net income was $1.13 per diluted share this year, compared to $1.16 per diluted share last year. On an adjusted basis, net income per diluted share this year declined 7% to $1.16, compared to adjusted net income per diluted share of $1.25 last year. Adjusted net income per diluted share this year excludes a $0.08 per diluted share benefit from the impact of U.S. tax legislation and related actions and a ($0.11) per diluted share impact from impairment and restructuring charges.  Adjusted net income per diluted share last year excludes a ($0.09) per diluted share impact from impairment and restructuring charges.

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

Earnings per Share
For the Fiscal Year Ended
February 3, 2018
Net income per diluted share - GAAP Basis	$1.13
Add: Asset impairment & restructuring (1)	0.08
Add: Joint Business Venture Charges (2)	0.03
Less: U.S. Tax Reform Impact (3)	(0.08)
Net income per diluted share - Non-GAAP Basis	$1.16

(1) $22.3 million pre-tax restructuring charges, consisting of:

     • Inventory charges related to the restructuring of the United Kingdom, Hong Kong,

       and China ($1.7M), recorded as a reduction of Gross Profit

     • Lease buyouts, store closure charges and severance and related charges ($19.9M), which includes charges for the United Kingdom, Hong Kong, and China and corporate overhead reductions, recorded within Restructuring Charges.

(2) $8.0 million of net pre-tax charges related to the exit of a joint business venture, recorded within Other (expense) income, net.

(3) $14.9 million of after-tax benefit resulting from the estimated impact of U.S. tax legislation enacted on December 22, 2017, referred to as the Tax Cuts and Jobs Act and related actions, specifically:

     • The benefit of a lower blended U.S. corporate tax rate in fiscal 2017

     • The net benefit from the re-measurement of deferred tax balances and the one-time transition tax on un-repatriated earnings of foreign subsidiaries

     • The acceleration of certain deductions into fiscal 2017

Earnings per Share
For the Fiscal Year Ended
January 28, 2017
Net income per diluted share - GAAP Basis	$1.16
Add: Asset impairment & restructuring (1)	0.07
Add: Tax (2)	0.02
Net income per diluted share - Non-GAAP Basis	$1.25

(1) $21.2 million pre-tax asset impairments and restructuring charges relating to our wholly-owned businesses in the United Kingdom and Asia.

(2) GAAP tax rate included impact of valuation allowances on asset impairment and restructuring charges. Excluding the impact of those items resulted in a 35.6% tax rate for the year.

We ended the year with $413.6 million in cash, a 9% increase from $378.6 million in cash last year.  During the year, we generated $394.4 million of cash from operations. The cash from operations was offset by $169.5 million of capital expenditures, the repurchase of 6.0 million shares for $87.7 million and dividend payments of $88.5 million. Merchandise inventory at the end of Fiscal 2017 was $398.2 million, an increase of 11% to last year, reflecting investments in bottoms, women’s tops and Aerie apparel to support strong sales trends.  We ended the year with no long-term debt.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.9	62.1	63.0
Gross profit	36.1	37.9	37.0
Selling, general and administrative expenses	23.2	23.8	23.7
Impairment and restructuring charges	0.5	0.6	—
Depreciation and amortization expense	4.4	4.3	4.2
Operating income	8.0	9.2	9.1
Other (expense) income, net	(0.4)	0.1	0.1
Income before income taxes	7.6	9.3	9.2
Provision for income taxes	2.2	3.4	3.1
Income from continuing operations	5.4	5.9	6.1
Gain from discontinued operations, net of tax	—	—	0.1
Net income	5.4%	5.9%	6.2%

Comparison of Fiscal 2017 to Fiscal 2016

Total Net Revenue

Total net revenue this year increased 5% to $3.796 billion compared to $3.610 billion.  For Fiscal 2017, total comparable sales increased 4% compared to a 3% increase for Fiscal 2016.  By brand, including the respective AEO Direct revenue, American Eagle brand comparable sales were up 2% or $49.8 million, and Aerie brand increased 27%, or $83.4 million. AE brand men’s and women’s comparable sales increased in the low-single digits.

For the year, total transactions increased in the mid-single digits.  UPT and average transaction value decreased in the low-single digits while AUR increased in the low-single digits.

Gross Profit

Gross profit increased slightly at $1.371 billion from $1.367 billion last year.  On a consolidated basis, gross profit as a percent to total net revenue decreased by 180 basis points to 36.1% from 37.9% last year.  Gross profit this year includes $1.7 million, or 10 basis points, of inventory charges related to restructuring activities in our United Kingdom and Asia markets.  The decline in gross margin reflected higher promotional activity and increased shipping costs associated with a strong digital business.

Buying, occupancy and warehousing (“BOW”) costs increased 6% and deleveraged 20 basis points to 19.2% from 19.0% last year. The increase was a result of higher delivery costs from increased AEO Direct penetration, partially offset by decreased shipments per order.

There was $10.3 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year. This is compared to $15.1 million of share-based payment expense included in gross profit last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 3% to $879.7 million, compared to $857.6 million last year.  As a rate to total net revenue, selling, general and administrative expenses leveraged 60 basis points to 23.2%, compared to 23.8% last year. Increased expenses this year were driven mainly by increased salaries and advertising expense.

There was $6.6 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses this year compared to $14.0 million last year.

Impairment and Restructuring Charges

In Fiscal 2017, restructuring charges were $20.6 million, or 0.5% as a rate to total net revenue. These charges are the result of home office restructuring and the previously announced initiative to explore the closure or conversion of Company-owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the United Kingdom was completed in Fiscal 2017.  We may incur additional charges for international restructuring in Fiscal 2018.

Also during Fiscal 2017, and recorded separately from Impairment and Restructuring Charges on the Consolidated Statements of Operations, is $1.7 million, or 0.1% as a rate to total revenue, of inventory charges related to restructuring activities recorded as a reduction in Gross Profit in our United Kingdom and Asia markets.  Additionally, $8.0 million, or 0.2% as a rate to total revenue, of net costs related to the exit of a joint business venture are recorded within Other (Expense) Income, Net.

In Fiscal 2016, impairment and restructuring charges were $21.2 million. This amount consists of impairment of all Company-owned retail stores in the United Kingdom, Hong Kong and China.  Additionally, charges were incurred for goodwill and non-store corporate assets that support the international retail stores and e-commerce operations.  In Fiscal 2016, the company undertook an initiative to convert these markets to license partnerships. Assets for these markets currently have no ability to generate sufficient cash flow to cover their carrying value.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 7% to $167.4 million from $156.7 million last year, driven by omni-channel and information technology investments and new and remodeled mainline AE Brand stores. As a rate to total net revenue, depreciation and amortization increased 10 basis points to 4.4% from 4.3% last year.

Other (Expense) Income, Net

Other expense was $(15.6) million this year, compared to other income of $3.8 million last year.  Included in other expense this year is $8.0 million of costs related to the planned exit of a joint business venture, along with a $15.2 million net charge associated with a reserve against a receivable, partially offset by foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate decreased to 28.9% this year from 36.6% last year. This year included a 520 basis point net benefit to the effective tax rate primarily from the estimated impact of U.S. tax legislation enacted on December 22, 2017,  referred to herein as the Tax Act, and excess tax benefits from share-based payments in accordance with ASU 2016-09. Last year included a 100 basis point charge to the effective tax rate primarily from valuation allowances on the $21.2 million of impairment and restructuring charges.  The remainder of the change in the effective tax rate was primarily related to the overall mix of earnings in jurisdictions with different tax rates. Under the Tax Act, the transition to a new territorial tax system resulted in a deemed repatriation tax of $3.5 million on undistributed earnings of foreign subsidiaries ("Transition Tax"), offset by a $3.5 million benefit of a lower blended U.S. corporate tax rate. In addition, the reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, resulted in an adjustment to the Company's U.S. deferred tax assets and liabilities to the lower base rate of 21%. The impact of the re-measurement of deferred tax assets and liabilities resulted in a non-cash tax benefit of $12.1 million.  The deemed repatriation tax, re-measurement of deferred tax assets and liabilities, and other items are recorded as provisional amounts in accordance with SAB 118.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Net Income

Net income decreased to $204.2 million this year from $212.4 million last year. As a percent to total net revenue, net income was 5.4% and 5.9% for Fiscal 2017 and Fiscal 2016, respectively. Net income per diluted share was $1.13 per diluted share, and included $22.3 million, ($0.08 per diluted share) of pre-tax restructuring charges, $8.0 million ($0.03 per diluted share) of net pre-tax charges related to the exit of a joint business venture, partially offset by $14.9 million ($0.08 per diluted share) of after-tax benefit from the Tax Act and related actions.

Net income last year was $212.4 million, or $1.16 per diluted share. This includes a ($0.09) per diluted share impact from pre-tax impairment and restructuring charges.  The change in net income was attributable to the factors noted above.

Comparison of Fiscal 2016 to Fiscal 2015

Total Net Revenue

Total net revenue for Fiscal 2016 increased 2% to $3.61 billion compared to $3.52 billion for Fiscal 2015.  Total comparable sales by brand, including the respective AEO Direct revenue, American Eagle brand comparable sales increased 1%, or $28.5 million, and Aerie brand increased 23%, or $54.8 million. AE brand men’s comparable sales decreased in the mid- single digits and AE brand women’s comparable sales increased in the mid-single digits.

For Fiscal 2016, total transactions decreased in the low-single digits.  UPT increased slightly and AUR increased in the mid-single digits, which drove the overall comparable sales increase.

Gross Profit

Gross profit increased 5% to $1.367 billion in Fiscal 2016 from $1.303 billion in Fiscal 2015. On a consolidated basis, gross profit as a percent to total net revenue increased by 90 basis points to 37.9% from 37.0% in Fiscal 2015. The improvement in gross margin reflected improved merchandise margins from higher product markup levels and flat cost of markdowns as compared to Fiscal 2015.

BOW costs were flat as a rate to revenue in Fiscal 2016 compared to Fiscal 2015, as higher delivery costs from increased AEO Direct penetration were offset by occupancy cost leverage from positive comparable sales.

There was $15.1 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit in Fiscal 2016. This is compared to $21.0 million of share-based payment expense included in gross profit in Fiscal 2015.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 3% to $857.6 million in Fiscal 2016, compared to $834.7 million in Fiscal 2015.  As a rate to total net revenue, selling, general, and administrative expenses deleveraged 10 basis points to 23.8%, compared to 23.7% in Fiscal 2015, due to higher advertising expense from brand campaigns, offset by lower incentive compensation.  Fiscal 2015 included a $9.4 million gain on the sales of the previously closed Warrendale distribution center, which accounted for 30 basis points of deleverage year-over-year.

There was $14.0 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses in Fiscal 2016 compared to $14.0 million in Fiscal 2015.

Impairment and Restructuring Charges

In Fiscal 2016, impairment and restructuring charges were $21.2 million, or 0.6% as a rate to total net revenue.  This amount consisted of $7.2 million for the impairment of owned retail stores in the United Kingdom, Hong Kong, and China, as well as $11.5 million of impairment and restructuring charges related to non-store corporate assets that support the international retail stores and e-commerce operations and $2.5 million of goodwill impairment for the China and Hong Kong retail operations.  These charges were the result of business performance and exploring an initiative to convert these markets to licensed partnerships.  There were no restructuring charges in Fiscal 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6% to $156.7 million in Fiscal 2016 from $148.2 million in Fiscal 2015, driven by omni-channel and IT investments, and new and remodeled mainline AE brand stores.

Other Income, Net

Other income was $3.8 million in Fiscal 2016, compared to $2.0 million in Fiscal 2015, primarily as a result of foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate from continuing operations increased to 36.6% in Fiscal 2016 from 33.7% in Fiscal 2015. The lower effective income tax rate in Fiscal 2015 was primarily due to an increase in world-wide earnings, income tax settlements, higher federal tax credits, and a decrease to the valuation allowance on foreign deferred tax assets.  The impact of income tax settlements and a decrease to the valuation on foreign deferred tax assets in Fiscal 2015 was a 260 basis point decrease in the effective income tax rate.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Income from Continuing Operations

Income from continuing operations for Fiscal 2016 was $212.4 million, or $1.16 per diluted share, and included $21.2 million of pre-tax impairment and restructuring charges, resulting in a ($0.09) per diluted share impact. Income from continuing operations in Fiscal 2015 was $213.3 million, or $1.09 per diluted share. This includes a $0.04 per diluted share gain from the sale of a distribution center and a $0.04 per diluted share gain from income tax settlements, higher federal tax credits and tax strategies.

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

Refer to Note 16 to the Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.

Net Income

Net income decreased to $212.4 million in Fiscal 2016 from $218.1 million in Fiscal 2015. As a percent to total net revenue, net income was 5.9% and 6.2% for Fiscal 2016 and Fiscal 2015, respectively. Net income per diluted share was $1.16, compared to $1.11 in Fiscal 2015. The change in net income was attributable to the factors noted above.

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

As of February 3, 2018 and January 28, 2017, we held certain cash equivalents that are required to be measured at fair value on a recurring basis.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash equivalents) measured at fair value on a recurring basis as of February 3, 2018.

	Fair Value Measurements at February 3, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$184,107	$184,107
Interest bearing deposits	174,577	174,577	—	—
Commercial paper	54,929	54,929	—	—
Total cash and cash equivalents	$413,613	413,613	—	—
Percent to total	100.0%	100.0%	—	—

In the event we hold Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at February 3, 2018.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and investments, digital investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we maintain a five-year asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in December of 2019. Additionally, our uses of cash include the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  We expect to be able to fund our future cash requirements in North America through current cash holdings as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	February 3,	January 28,
	2018	2017
Working Capital (in 000's)	$483,309	$407,446
Current Ratio	2.00	1.83

The $75.9 million increase in our working capital and corresponding increase in the current ratio as of February 3, 2018 compared to January 28, 2017, is driven by our cash flow from operations of $394.4 million, partially offset by our capital expenditures of $169.5 million and dividends of $88.5 million. Operating cash flow from continuing operations and capital expenditures were $365.6 million and $161.5 million, respectively, last year. In Fiscal 2017, we repurchased 6.0 million shares for $87.7 million under publicly announced programs. There were no shares repurchased under publically announced programs in Fiscal 2016.

Cash Flows from Operating Activities of Continuing Operations

Net cash provided by operating activities totaled $394.4 million during Fiscal 2017, compared to $365.6 million during Fiscal 2016 and $341.9 million during Fiscal 2015. Our major source of cash from operations was merchandise sales. Our primary outflows of cash from operations were for the payment of operational costs.

Cash Flows from Investing Activities of Continuing Operations

Investing activities for Fiscal 2017 included $169.5 million in capital expenditures for property and equipment.  Investing activities for Fiscal 2016 included $161.5 million in capital expenditures for property and equipment.  Investing activities for Fiscal 2015 included $153.3 million in capital expenditures, cash paid for our acquisition of Tailgate Clothing Company of $10.4 million, and the purchase of intangible assets of $2.4 million, partially offset by $12.6 million of proceeds from the sale of the Warrendale Distribution Center. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Continuing Operations

During Fiscal 2017, cash used for financing activities resulted primarily from $88.5 million for the payment of dividends, $87.7 million of purchases of common stock under publically announced programs, and $12.5 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2016, cash used for financing activities resulted primarily from $90.7 million for the payment of dividends and $7.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.  During Fiscal 2015, cash used for financing activities resulted primarily from $227.1 million for the repurchase of shares as part of our publicly announced repurchase program, $97.2 million for the payment of dividends and $5.2 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Cash returned to shareholders through dividends and share repurchases was $176.2 million, $90.7 million and $324.3 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2016 and Fiscal 2015, the excess tax benefits from share-based payments of $0.8 million and $0.7 million, respectively, are classified as financing cash flows. Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) clarified the Statement of Cash Flow presentation for excess tax benefits from share-based payments. For Fiscal 2017, no excess tax benefits were required to be classified as financing cash flows under ASU 2016-09.

Capital Expenditures for Property and Equipment

Fiscal 2017 capital expenditures were $169.5 million, compared to $161.5 million in Fiscal 2016.  Fiscal 2017 expenditures included $88.5 million related to investments in our AEO stores, including 31 new AEO stores, 48 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology ($34.1 million), the improvement of our distribution centers ($10.0 million) and investments in e-commerce ($31.8 million) and other home office projects ($5.1 million).

For Fiscal 2018, we expect capital expenditures to be in the range of $180 million to $190 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce.

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

As of February 3, 2018, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of February 3, 2018.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of February 3, 2018, we had no outstanding trade letters of credit.

Stock Repurchases

During Fiscal 2017, as part of our publicly announced share repurchase program, we repurchased 6.0 million shares for approximately $87.7 million, at a weighted average price of $14.59 per share. During Fiscal 2016 there were no shares repurchased as part of our publicly announced program.  During Fiscal 2015, we repurchased 15.6 million shares for approximately $227.1 million as a part of our publicly announced repurchase programs.

In Fiscal 2016, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.  As of February 3, 2018, 19.0 million shares remain authorized under this share repurchase program.

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, we repurchased approximately 0.9 million, 0.5 million and 0.3 million shares, respectively, from certain employees at market prices totaling $12.5 million, $7.0 million and $5.2 million, respectively.  These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

A $0.125 per share dividend was paid for each quarter of Fiscal 2017, resulting in a dividend yield of 3.5% for the trailing twelve months ended February 3, 2018. During Fiscal 2016, a $0.125 per share dividend was paid for each quarter, resulting in a dividend yield of 3.1% for the trailing twelve months ended January 28, 2017.  Subsequent to the fourth quarter of Fiscal 2017, our Board raised our quarterly cash dividend to $0.1375 per share, a 10% increase, payable on April 27, 2018 to stockholders of record at the close of business on April 13, 2018. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of February 3, 2018:

	Payments Due by Period
		Less than	1-3	3-5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$1,574,720	$286,300	$481,207	$371,598	$435,616
Unrecognized tax benefits (2)	8,309	4,238	—	—	4,071
Purchase obligations (3)	957,421	915,566	41,850	5	—
Total contractual obligations	$2,540,450	$1,206,104	$523,057	$371,603	$439,687

(1)

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)

The amount of unrecognized tax benefits as of February 3, 2018 was $8.3 million, including approximately $1.0 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We anticipate $4.2 million of unrecognized tax benefits will be realized within one year. The remaining balance of unrecognized tax benefits of $4.1 million is included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payouts.

(3)

Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of February 3, 2018:

	Amount of Commitment Expiration Per Period
	Total Amount	Less than	1-3	3-5	More than
(In thousands)	Committed	1 Year	Years	Years	5 Years
Standby letters of credit (1)	8,142	8,142	—	—	—
Total commercial commitments	$8,142	$8,142	—	—	—

(1)	Standby letters of credit represent commitments, guaranteed by a bank, to pay vendors to the extent previously agreed criteria are not met.

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

We have estimated our market risk exposure using sensitivity analysis. To test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses are summarized below.

Interest Rate Risk

Our earnings are not materially affected by changes in market interest rates. If our Fiscal 2017 average yield rate decreases by 10% in Fiscal 2018, our income before taxes will decrease by approximately $0.1 million.  Comparatively, if our Fiscal 2016 average yield rate had decreased by 10% in Fiscal 2017, our income before taxes would have decreased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $8.9 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income within the consolidated balance sheets. An unrealized loss of $30.8 million is included in accumulated other comprehensive income as of February 3, 2018.

This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 16, 2018

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	February 3,	January 28,
(In thousands, except per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$413,613	$378,613
Merchandise inventory	398,213	358,446
Accounts receivable, net	78,304	86,634
Prepaid expenses and other	78,400	77,536
Total current assets	968,530	901,229
Property and equipment, net of accumulated depreciation	724,239	707,797
Intangible assets, net of accumulated amortization	46,666	49,373
Goodwill	15,070	14,887
Deferred income taxes	9,344	49,250
Other assets	52,464	60,124
Total assets	$1,816,313	$1,782,660

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$236,703	$246,204
Accrued compensation and payroll taxes	54,324	54,184
Accrued rent	83,312	78,619
Accrued income and other taxes	12,781	12,220
Unredeemed gift cards and gift certificates	52,347	52,966
Current portion of deferred lease credits	11,203	12,780
Other liabilities and accrued expenses	34,551	36,810
Total current liabilities	485,221	493,783
Non-current liabilities:
Deferred lease credits	47,977	45,114
Non-current accrued income taxes	7,269	4,537
Other non-current liabilities	29,055	34,657
Total non-current liabilities	84,301	84,308
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 177,316 and 181,886 shares outstanding, respectively	2,496	2,496
Contributed capital	593,770	603,890
Accumulated other comprehensive loss, net of tax	(30,795)	(36,462)
Retained earnings	1,883,592	1,775,775
Treasury stock, 72,250 and 67,680 shares, respectively, at cost	(1,202,272)	(1,141,130)
Total stockholders' equity	1,246,791	1,204,569
Total liabilities and stockholders’ equity	$1,816,313	$1,782,660

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands, except per share amounts)	2018	2017	2016
Total net revenue	$3,795,549	$3,609,865	$3,521,848
Cost of sales, including certain buying, occupancy and warehousing expenses	2,425,044	2,242,938	2,219,114
Gross profit	1,370,505	1,366,927	1,302,734
Selling, general and administrative expenses	879,685	857,562	834,700
Impairment and restructuring charges	20,611	21,166	0
Depreciation and amortization expense	167,421	156,723	148,156
Operating income	302,788	331,476	319,878
Other (expense) income, net	(15,615)	3,786	1,993
Income before income taxes	287,173	335,262	321,871
Provision for income taxes	83,010	122,813	108,580
Income from continuing operations	204,163	212,449	213,291
Discontinued operations, net of tax	—	—	4,847
Net income	$204,163	$212,449	$218,138

Basic income per common share:
Income from continuing operations	$1.15	$1.17	$1.10
Discontinued operations	—	—	0.02
Basic net income per common share	$1.15	$1.17	$1.12

Diluted income per common share:
Income from continuing operations	$1.13	$1.16	$1.09
Discontinued operations	—	—	0.02
Diluted net income per common share	$1.13	$1.16	$1.11

Weighted average common shares outstanding - basic	177,938	181,429	194,351
Weighted average common shares outstanding - diluted	180,156	183,835	196,237

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Net income	$204,163	$212,449	$218,138
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	5,667	(6,594)	(19,924)
Other comprehensive gain (loss)	5,667	(6,594)	(19,924)
Comprehensive income	$209,830	$205,855	$198,214

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at January 31, 2015	194,516	$2,496	$569,675	$1,543,085	$(965,566)	$(9,944)	$1,139,746
Stock awards	—	—	31,937	—	—	—	31,937
Repurchase of common stock as part of publicly announced programs	(15,563)	—	—	—	(227,071)	—	(227,071)
Repurchase of common stock from employees	(324)	—	—	—	(5,163)	—	(5,163)
Reissuance of treasury stock	1,506	—	(13,237)	(2,332)	26,461	—	10,892
Net income	—	—	—	218,138	—	—	218,138
Other comprehensive loss	—	—	—	—	—	(19,924)	(19,924)
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,445	(99,624)	—	—	(97,179)
Balance at January 30, 2016	180,135	$2,496	$590,820	$1,659,267	$(1,171,339)	$(29,868)	$1,051,376
Stock awards	—	—	27,877	—	—	—	27,877
Repurchase of common stock as part of publicly announced programs	—	—	—	—	—	—	—
Repurchase of common stock from employees	(455)	—	—	—	(7,032)	—	(7,032)
Reissuance of treasury stock	2,206	—	(17,247)	(2,821)	37,241	—	17,173
Net income	—	—	—	212,449	—	—	212,449
Other comprehensive loss	—	—	—	—	—	(6,594)	(6,594)
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,440	(93,120)	—	—	(90,680)
Balance at January 28, 2017	181,886	$2,496	$603,890	$1,775,775	$(1,141,130)	$(36,462)	$1,204,569
Stock awards	—	—	17,202	—	—	—	17,202
Repurchase of common stock as part of publicly announced programs	(6,000)	—	—	—	(87,672)	—	(87,672)
Repurchase of common stock from employees	(871)	—	—	—	(12,513)	—	(12,513)
Reissuance of treasury stock	2,301	—	(29,632)	(5,488)	39,043	—	3,923
Net income	—	—	—	204,163	—	—	204,163
Other comprehensive loss	—	—	—	—	—	5,667	5,667
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,310	(90,858)	—	—	(88,548)
Balance at February 3, 2018	177,316	$2,496	$593,770	$1,883,592	$(1,202,272)	$(30,795)	$1,246,791

(1)

600,000 authorized, 249,566 issued and 177,316 outstanding, $0.01 par value common stock at February 3, 2018; 600,000 authorized, 249,566 issued and 181,886 outstanding, $0.01 par value common stock at January 28, 2017; 600,000 authorized, 249,566 issued and 180,135 outstanding, $0.01 par value common stock at January 30, 2016; 600,000 authorized, 249,566 issued and 194,516 outstanding, $0.01 par value common stock at January 31, 2015. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock for all periods presented.

(2)

72,250 shares, 67,680 shares and 69,431 shares at February 3, 2018, January 28, 2017 and January 30, 2016 respectively. During Fiscal 2017, Fiscal 2016, and Fiscal 2015, 2,301 shares, 2,206 shares, and 1,506 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Operating activities:
Net income	$204,163	$212,449	$218,138
Gain from discontinued operations, net of tax	—	—	(4,847)
Income from continuing operations	$204,163	$212,449	$213,291
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	169,473	158,174	148,858
Share-based compensation	16,890	29,137	34,977
Deferred income taxes	44,312	14,838	4,680
Foreign currency transaction (gain) loss	(5,616)	(835)	2,977
Loss on impairment of assets	—	20,576	—
Gain on sale of assets	—	—	(9,422)
Changes in assets and liabilities:
Merchandise inventory	(35,912)	(53,613)	(22,259)
Accounts receivable	8,837	(7,705)	(10,093)
Prepaid expenses and other	(399)	(332)	(7,027)
Other assets	5,317	(6,705)	(10,017)
Accounts payable	(16,663)	52,347	(3,189)
Unredeemed gift cards and gift certificates	(874)	4,465	755
Deferred lease credits	984	(5,229)	(4,099)
Accrued compensation and payroll taxes	1,289	(25,809)	34,234
Accrued income and other taxes	565	(10,695)	(17,615)
Accrued liabilities	2,060	(15,467)	(14,133)
Total adjustments	190,263	153,147	128,627
Net cash provided by operating activities from continuing operations	394,426	365,596	341,918
Investing activities:
Capital expenditures for property and equipment	(169,469)	(161,494)	(153,256)
Acquisitions and purchase of long-lived assets in business combination	—	—	(10,442)
Proceeds from sale of assets	—	—	12,579
Acquisition of intangible assets	(2,681)	(1,528)	(2,382)
Net cash used for investing activities from continuing operations	(172,150)	(163,022)	(153,501)
Financing activities:
Payments on capital leases and other	(3,384)	(4,375)	(7,635)
Repurchase of common stock as part of publicly announced programs	(87,682)	—	(227,071)
Repurchase of common stock from employees	(12,513)	(7,032)	(5,163)
Net proceeds from stock options exercised	3,355	16,260	7,283
Excess tax benefit from share-based payments	—	763	657
Cash dividends paid	(88,548)	(90,680)	(97,237)
Net cash used for financing activities from continuing operations	(188,772)	(85,064)	(329,166)
Effect of exchange rates on cash	1,496	1,036	(3,076)
Cash flows of discontinued operations
Net cash used for operating activities	—	—	(6,805)
Net cash used for investing activities	—	—	—
Net cash used for financing activities	—	—	—
Effect of exchange rates on cash	—	—	—
Net cash used for discontinued operations	—	—	(6,805)
Net increase (decrease) in cash and cash equivalents	35,000	118,546	(150,630)
Cash and cash equivalents - beginning of period	$378,613	$260,067	$410,697
Cash and cash equivalents - end of period	413,613	378,613	260,067

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended February 3, 2018

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

Merchandise Mix

The following table sets forth the approximate consolidated percentage of total net revenue from continuing operations attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Men’s apparel and accessories	34%	35%	37%
Women’s apparel and accessories (excluding Aerie)	53%	54%	54%
Aerie	13%	11%	9%
Total	100%	100%	100%

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At February 3, 2018, the Company operated in one reportable segment.

The Company exited its 77kids brand in 2012. These Consolidated Financial Statements reflect the results of 77kids as discontinued operations for all periods presented.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2018” refers to the 52-week period ending February 2, 2019. “Fiscal 2017” refers to the 53-week period ended February 3, 2018. “Fiscal 2016” and “Fiscal 2015” refer to the 52-week periods ended January 28, 2017 and January 30, 2016, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt as of February 3, 2019 and is currently evaluating the impact of ASU 2016-02 to its Consolidated Financial Statements, but expects that it will result in a significant increase to its long-term assets and liabilities on the Consolidated Balance Sheets.

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

As of February 3, 2018 and January 28, 2017, the Company held no short-term investments.

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

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment	5 years
Information technology	3-5 years

As of February 3, 2018, the weighted average remaining useful life of our assets is approximately 8.1 years.

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets. During Fiscal 2017 and Fiscal 2015, the Company recorded no asset impairment charges.

During Fiscal 2016, the Company recorded pre-tax asset impairment charges of $20.6 million that included $7.2 million for the impairment of all Company owned retail stores in the United Kingdom, Hong Kong and China.  This amount is included within impairment and restructuring charges in the Consolidated Statements of Operations. These charges were the result of business performance and exploring an initiative to convert these markets to licensed partnerships.  Retail stores in these markets no longer are able to generate sufficient cash flow over the expected remaining lease term to recover the carrying value of the respective stores’ assets. Additionally, the Company recorded $10.8 million of impairment charges related to non-store corporate assets that support the United Kingdom, Hong Kong and China Company owned retail store and e-commerce operations and $2.5 million of goodwill impairment for the China and Hong Kong retail operations.

When the Company closes, remodels or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding property and equipment and Note 15 for additional information regarding impairment charges.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canadian, Hong Kong and China businesses and the acquisition of Tailgate and Todd Snyder. In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 3, 2018. As a result, there were no impairments recorded during Fiscal 2017. During Fiscal 2016, the Company concluded the goodwill was impaired for the Hong Kong and China businesses, resulting in a $2.5 million charge included within impairment and restructuring charges in the Consolidated Statements of Operations as a result of the Company’s plans to convert these markets to licensed partnerships.  All other goodwill for the Company was not impaired as a result of the annual goodwill impairment test.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which primarily include trademark assets, are amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded for all periods presented.

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

Self-Insurance Liability

The Company uses a combination of insurance and self-insurance mechanisms for certain losses related to employee medical benefits and worker’s compensation. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

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

Customer Loyalty Program

The Company recently launched a new, highly digitized loyalty program called AEO ConnectedTM (the “Program”).  This Program integrates the current credit card rewards program and the AEREWARDS® loyalty program into one combined customer offering.  Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds, and when reached, rewards are distributed.  Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 45 days from the issuance date of the reward. Additional rewards are also given for key items such as jeans and bras.  Rewards not redeemed during the 45-day redemption period are forfeited.

Points earned under the Program on purchases at AE and Aerie are accounted for in accordance with ASC 605-25, Revenue Recognition, Multiple Element Arrangements (“ASC 605-25”).  The Company believes that points earned under the Program represent deliverables in a multiple element arrangement rather than a rebate or refund of cash.  Accordingly, the portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire.  Additionally, reward points earned using the Co-branded credit card on non-AEO or Aerie purchases are accounted for in accordance with ASC 605-25.  As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.

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

The Company has included the estimated impact of the recently enacted U.S. Tax Act in our financial results for the period ended February 3, 2018. The Securities and Exchange Commission (“SEC”) has issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Our future results could include additional adjustments, and those adjustments could be material. Refer to Note 14 to the Consolidated Financial Statements for additional information.

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

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Beginning balance	$3,639	$3,349	$3,249
Returns	(103,393)	(97,126)	(90,719)
Provisions	104,471	97,416	90,819
Ending balance	$4,717	$3,639	$3,349

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of February 3, 2018 and January 28, 2017, the Company had prepaid advertising expense of $6.6 million and $8.4 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $129.8 million, $124.5 million and $104.1 million in advertising expense during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of allowances for uncollectible receivables, foreign currency transaction gain/loss, interest income/expense and realized investment gains/losses.

Gift Cards

The value of a gift card is recorded as a current liability upon purchase and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded gift card breakage of $10.1 million, $9.1 million and $8.2 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Cash paid during the periods for:
Income taxes	$47,094	$126,592	$116,765
Interest	$1,098	$1,155	$1,173

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle Brand and Aerie Brand) that reflect the Company’s operational structure as well as the business’s internal view of analyzing results and allocating resources. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

The following tables present summarized geographical information:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Total net revenue:
United States	$3,295,066	$3,160,699	$3,091,205
Foreign (1)	500,483	449,166	430,643
Total net revenue	$3,795,549	$3,609,865	$3,521,848

(1)

Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	February 3,	January 28,
(In thousands)	2018	2017
Long-lived assets, net:
United States	$706,778	$693,061
Foreign	79,197	78,996
Total long-lived assets, net	$785,975	$772,057

3.  Cash and Cash Equivalents

The following table summarizes the fair market value of our cash and marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	February 3, 2018	January 28, 2017
Cash and cash equivalents:
Cash	$184,107	$265,332
Interest bearing deposits	174,577	83,281
Commercial paper	54,929	30,000
Total cash and cash equivalents	$413,613	$378,613

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of February 3, 2018 and January 28, 2017:

	Fair Value Measurements at February 3, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$184,107	$184,107
Interest bearing deposits	174,577	174,577	—	—
Commercial paper	54,929	54,929	—	—
Total cash and cash equivalents	$413,613	413,613	—	—
Percent to total	100.0%	100.0%	—	—

	Fair Value Measurements at January 28, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$265,332	$265,332	$—	$—
Interest bearing deposits	83,281	83,281	—	—
Commercial paper	30,000	30,000	—	—
Total cash and cash equivalents	$378,613	$378,613	$—	$—
Percent to total	100.0%	100.0%	—	—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at February 3, 2018 or January 28, 2017.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820.  During Fiscal 2017, the Company recorded no asset impairment charges. During Fiscal 2016, certain long-lived assets related to the Company’s retail stores, goodwill and corporate assets were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss of $20.6 million, which is recorded within impairment and restructuring charges within the Consolidated Statements of Operations. The fair value of the impaired assets after the recorded loss is an immaterial amount.

The fair value of the Company’s stores was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest.  The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands, except per share amounts)	2018	2017	2016
Weighted average common shares outstanding:
Basic number of common shares outstanding	177,938	181,429	194,351
Dilutive effect of stock options and non-vested restricted stock	2,218	2,406	1,886
Dilutive number of common shares outstanding	180,156	183,835	196,237

Stock option awards to purchase approximately 2.2 million, 2.2 million and 13,000 shares of common stock during the Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, approximately 0.9 million, 0.1 million, and 0.7 million of performance-based restricted stock awards for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Accounts Receivable, net

Accounts receivable, net are comprised of the following:

	February 3,	January 28,
(In thousands)	2018	2017
Franchise and license receivable	$32,930	$35,983
Merchandise sell-offs and vendor receivables	15,742	20,089
Credit card program receivable	9,544	11,869
Tax refunds	8,271	4,731
Landlord construction allowances	5,605	2,412
Gift card receivable	1,799	6,567
Other items	4,413	4,983
Total	$78,304	$86,634

Allowance for uncollectible receivables of $20.4 million and $4.2 million are included within Accounts receivable, net as of February 3, 2018 and January 28, 2017, respectively.

7.  Property and Equipment

Property and equipment consists of the following:

	February 3,	January 28,
(In thousands)	2018	2017
Land	$17,910	$17,910
Buildings	206,505	204,890
Leasehold improvements	630,725	606,522
Fixtures and equipment	1,143,140	1,028,117
Construction in progress	25,595	26,858
Property and equipment, at cost	$2,023,875	$1,884,297
Less: Accumulated depreciation	(1,299,636)	(1,176,500)
Property and equipment, net	$724,239	$707,797

Depreciation expense is summarized as follows:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Depreciation expense	$158,969	$152,644	$140,616

Additionally, during Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recorded $6.0 million, $1.5 million and $4.8 million, respectively, related to asset write-offs within depreciation and amortization expense.

8.  Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. The following table represents intangible assets as of February 3, 2018 and January 28, 2017:

	February 3,	January 28,
(In thousands)	2018	2017
Trademarks, at cost	$70,322	$68,978
Less: Accumulated amortization	(23,656)	(19,605)
Intangible assets, net	$46,666	$49,373

Amortization expense is summarized as follows:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Amortization expense	$4,551	$4,007	$3,483

The table below summarizes the estimated future amortization expense for intangible assets existing as of February 3, 2018 for the next five Fiscal Years:

Future
(In thousands)	Amortization
2018	$3,732
2019	$3,732
2020	$3,059
2021	$2,732
2022	$2,730

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

As of February 3, 2018, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on February 3, 2018.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances.  The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.

As of February 3, 2018, the Company had no outstanding trade letters of credit.

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

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Store rent:
Fixed minimum	$298,458	$286,850	$282,300
Contingent	9,566	8,519	9,035
Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$308,025	$295,369	$291,335
Offices, distribution facilities, equipment and other	26,960	18,172	16,063
Total rent expense	$334,985	$313,541	$307,398

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at February 3, 2018:

(In thousands)	Future Minimum
Fiscal years:	Lease Obligations
2018	$286,300
2019	$252,150
2020	$229,056
2021	$202,605
2022	$168,993
Thereafter	$435,616
Total	$1,574,720

11.  Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	Benefit	Comprehensive
(In thousands)	Amount	(Expense)	Income
Balance at January 31, 2015	$(9,944)	—	$(9,944)
Foreign currency translation loss (1)	(14,535)	—	(14,535)
Loss on long-term intra-entity foreign currency transactions	(8,805)	3,416	(5,389)
Balance at January 30, 2016	$(33,284)	—	$(29,868)
Foreign currency translation loss (1)	(8,380)	—	(8,380)
Gain on long-term intra-entity foreign currency transactions	2,919	(1,133)	1,786
Balance at January 28, 2017	$(38,745)	2,283	$(36,462)
Foreign currency translation gain (1)	3,564	—	3,564
Gain on long-term intra-entity foreign currency transactions	3,436	(1,333)	2,103
Balance at February 3, 2018	$(31,745)	$950	$(30,795)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our subsidiaries.

12.  Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.  Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $16.9 million ($12.0 million, net of tax), $29.1 million ($18.5 million, net of tax) and $35.0 million ($23.2 million, net of tax), respectively.

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

At February 3, 2018, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2017 Stock Award and Incentive Plan

The 2017 Plan was approved by the stockholders on May 23, 2017.  The 2017 Plan authorized 11.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock based awards. The 2017 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m) (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein).  The 2017 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2017 Plan.  The 2017 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $750,000 in any single fiscal year. Through February 3, 2018, approximately 1.4 million shares of restricted stock and approximately 0.5 million shares of common stock had been granted under the 2017 Plan to employees and directors.  Approximately 1% of the restricted stock awards are performance-based and are earned if the established performance goals are met.  The remaining 99% of the restricted stock awards are time-based and 97% vest ratably over three years and 3% vest over a period of one to two years.

2014 Stock Award and Incentive Plan

The 2014 Plan was approved by the stockholders on May 29, 2014.  The 2014 Plan authorized 11.5 million shares for issuance, in the form of options, SARS, restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock based awards. The 2014 Plan provides that the maximum number of shares awarded to any individual may not exceed 4.0 million shares per year for options and SARS and no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein).  The 2014 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2014 Plan.  The 2014 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $300,000 in any single calendar year ($500,000 in the first year a person becomes a non-employee director). Through February 3, 2018, approximately 6.3 million shares of restricted stock and approximately 2.6 million shares of common stock had been granted under the 2014 Plan to employees and directors.  Approximately 60% of the restricted stock awards are performance-based and are earned if the established performance goals are met.  The remaining 40% of the restricted stock awards are time-based and 89% vest ratably over three years, 5% vest ratably over two years and 6% cliff vest in three years.  After May 23, 2017, no new awards may be granted under the 2014 plan and all outstanding awards at that time continued in force and operation in accordance with their respective terms.

Stock Option Grants

The Company has granted both time-based and performance-based stock options under the 2014 and 2017 Plans.  Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier.  Performance-based stock option awards vest over three years and are earned if the Company meets pre-established performance goals during each year.

A summary of the Company’s stock option activity under all plans for Fiscal 2017 follows:

	For the Year Ended February 3, 2018
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2017	2,314	$15.33
Granted	1,055	$14.59
Exercised (1)	(242)	$14.28
Cancelled	(937)	$14.85
Outstanding - February 3, 2018	2,190	$14.59	5.6	4,979
Vested and expected to vest - February 3, 2018	2,047	$14.28	5.6	4,635
Exercisable - February 3, 2018 (2)	429	$14.85	5.2	784

(1)	Options exercised during Fiscal 2017 ranged in price from $11.60 to $15.45.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at February 3, 2018.

The weighted-average grant date fair value of stock options granted during Fiscal 2017 and Fiscal 2016 was $3.84 and $3.55, respectively. The aggregate intrinsic value of options exercised during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.2 million, $3.8 million and $0.4 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.4 million and $3.3 million, respectively, for Fiscal 2017. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $16.3 million and $0.3 million, respectively, for Fiscal 2016.  Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $7.3 million and $(0.5) million, respectively, for Fiscal 2015.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	February 3,	January 28,
Black-Scholes Option Valuation Assumptions	2018	2017
Risk-free interest rates (1)	2.1%	1.3%
Dividend yield	3.1%	3.0%
Volatility factors of the expected market price of the Company's common stock (2)	38.5%	35.4%
Weighted-average expected term (3)	4.5 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

As of February 3, 2018, there was $4.3 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Grants

Time-based restricted stock awards are comprised of time-based restricted stock units.  These awards vest over three years. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

Performance-based restricted stock awards include performance-based restricted stock units.  These awards cliff vest at the end of a three-year period based upon the Company’s achievement of pre-established goals throughout the term of the award.  Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	For the year ended		For the year ended
	February 3, 2018		February 3, 2018
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - January 28, 2017	2,001	$15.39	2,825	$15.07
Granted	1,497	11.63	703	14.52
Vested	(1,006)	15.13	(957)	14.14
Cancelled/Forfeited	(303)	13.02	(433)	15.80
Nonvested - February 3, 2018	2,189	13.27	2,138	15.16

As of February 3, 2018, there was $15.9 million of unrecognized compensation expense related to nonvested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.7 years. Based on current probable performance, there is $3.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three-year period.

As of February 3, 2018, the Company had 9.5 million shares available for all equity grants.

13.  Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20½ years of age.  In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $10.6 million, $9.8 million and $10.6 million in expense during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, in connection with the Retirement Plan.

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

14.  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, and requiring a mandatory deemed repatriation tax on undistributed earnings of U.S. owned foreign subsidiaries (“Transition Tax”). The Tax Act also adopts elements of a modified territorial tax system, revises the rules governing foreign tax credits, and permits certain capital expenditures to be expensed immediately, as well as modifying or repealing many deductions and credits. Certain changes became effective for Fiscal 2017, while others become effective for Fiscal 2018.

As a result of the Tax Act, the Company recorded an estimated tax benefit of $12.1 million in the fourth quarter of Fiscal 2017 consisting of:

•	a $3.5 million charge on previously undistributed foreign earnings as of December 31, 2017, net of estimated tax credits
•	a $12.1 million benefit on the re-measurement of deferred tax assets and liabilities and tax reserves to the lower base federal corporate tax rate of 21%
•	a $3.5 million benefit of a lower blended U.S. corporate tax rate as reflected in the starting point of the effective tax rate reconciliation table below

In December 2017, the Securities and Exchange Commission (“SEC”) issued interpretive guidance under SAB 118 that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The estimated tax impacts of the Transition Tax, re-measurement of deferred tax assets and liabilities, and other items are recorded as provisional amounts in accordance with SAB 118.  Given the significant complexity of the Tax Act, anticipated guidance from the Internal Revenue Service on implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act or additional information becoming available, the Company’s provisional net benefit may be adjusted during 2018 within the allowable measurement period. Other provisions of the Tax Act that impact future tax years are still being assessed.

The Fiscal 2017 impact of the Tax Act is reflected in the tables below.

The components of income before income taxes from continuing operations were:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
U.S.	$255,621	$315,199	$289,697
Foreign	31,552	20,063	32,174
Total	$287,173	$335,262	$321,871

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	February 3,	January 28,
(In thousands)	2018	2017
Deferred tax assets:
Rent	$20,753	$27,843
Net operating loss	9,232	5,364
Inventories	8,900	10,693
Deferred compensation	7,698	24,042
State tax credits	7,492	6,574
Accruals not currently deductible	5,631	8,613
Foreign tax credits	3,123	22,269
Employee compensation and benefits	1,599	13,206
Other	4,936	9,380
Gross deferred tax assets	69,364	127,984
Valuation allowance	(7,096)	(7,266)
Total deferred tax assets	$62,268	$120,718

Deferred tax liabilities:
Property and equipment	$(46,165)	$(63,546)
Prepaid Expenses	$(3,736)	$(5,079)
Other	(3,023)	(2,843)
Total deferred tax liabilities	$(52,924)	$(71,468)

Total deferred tax assets, net	$9,344	$49,250

The net decrease in deferred tax assets and liabilities was primarily due to decreases in the deferred tax assets for foreign tax credit carryovers, deferred compensation and employee compensation and benefits, partially offset by a decrease in the deferred tax liability for property and equipment basis differences.

As of February 3, 2018, the Company had deferred tax assets related to state and foreign net operating loss carryovers of $2.1 million and $7.1 million, respectively that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers begin expiring in the year 2018 and some have an indefinite carryforward period.   Management believes it is more likely than not that the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such a valuation allowance of $7.1 million has been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers.

The Company has foreign tax credit carryovers in the amount of $3.1 million and $22.3 million as of February 3, 2018 and January 28, 2017, respectively.  The foreign tax credit carryovers begin to expire in Fiscal 2020 to the extent not utilized.  No valuation allowance has been recorded on the foreign tax credit carryovers as the Company believes it is more likely than not that the foreign tax credits will be utilized prior to expiration.

The Company has state income tax credit carryforwards of $7.5 million (net of federal tax) and $6.6 million (net of federal tax) as of February 3, 2018 and January 28, 2017, respectively.  These income tax credits can be utilized to offset future state income taxes and have a carryforward period of 10 to 16 years. They will begin to expire in Fiscal 2023.

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Current:
Federal	$31,763	$93,961	$86,122
Foreign taxes	3,404	3,168	3,836
State	9,600	11,137	13,032
Total current	44,767	108,266	102,990
Deferred:
Federal	$36,345	$12,057	$5,606
Foreign taxes	(1,130)	(268)	(1,977)
State	3,028	2,758	1,961
Total deferred	38,243	14,547	5,590
Provision for income taxes	$83,010	$122,813	$108,580

The Company previously considered the earnings in its foreign subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Under the Tax Act, the Company recorded an estimated Transition Tax payable of $3.5 million, net of estimated tax credits, on approximately $42.9 million of previously undistributed foreign earnings. The Company is currently analyzing the tax liability, if any, under the Tax Act for its remaining outside basis differences in its foreign subsidiaries and assessing how the Tax Act will impact the Company's prior assertion of indefinite reinvestment. The Company has yet to determine whether it plans to change its prior assertion and repatriate earnings.  As such, no change has been made with respect to the assertion of indefinite reinvestment for the year ended February 3, 2018. The Company will record the tax effects of any change in its prior assertion in the period that it completes its analysis and is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability related to its foreign investments, if practicable.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
(In thousands)	February 3, 2018	January 28, 2017	January 30, 2016
Unrecognized tax benefits, beginning of the year balance	$7,093	$5,748	$12,609
Increases in current period tax positions	1,913	1,884	2,727
Increases in tax positions of prior periods	624	464	—
Settlements	(744)	—	—
Lapse of statute of limitations	(517)	(362)	(516)
Decreases in tax positions of prior periods	(1,083)	(641)	(9,072)
Unrecognized tax benefits, end of the year balance	$7,286	$7,093	$5,748

As of February 3, 2018, the gross amount of unrecognized tax benefits was $7.3 million, of which $6.6 million would affect the effective income tax rate if recognized.  The gross amount of unrecognized tax benefits as of January 28, 2017 was $7.1 million, of which $5.8 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits increased by $0.2 million during Fiscal 2017, increased by $1.3 million during Fiscal 2016 and decreased by $6.9 million during Fiscal 2015.  Over the next twelve months the Company believes it is reasonably possible the unrecognized tax benefits could decrease by as much as $4.8 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $1.0 million and $1.4 million as of February 3, 2018 and January 28, 2017, respectively.  An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2017, Fiscal 2016 and Fiscal 2015.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”).  As part of the CAP, tax years are audited on a real-time basis so that all or most issues are resolved prior to the filing of the federal tax return.  The IRS has completed examinations under CAP through January 28, 2017, for which the majority of the issues have been resolved. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flows.  With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2011.  Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Federal income tax rate	33.7%	35.0%	35.0%
State income taxes, net of federal income tax effect	2.9	2.8	3.1
Foreign rate differential	(1.9)	(1.7)	(1.6)
Impact of Tax Cuts and Jobs Act	(3.0)	0.0	0.0
Valuation allowance changes, net	(0.2)	0.4	(1.1)
Change in unrecognized tax benefits	0.3	0.4	(1.5)
Other	(2.9)	(0.3)	(0.2)
	28.9%	36.6%	33.7%

15.  Impairment & Restructuring Charges

In Fiscal 2017, the Company recorded pre-tax restructuring charges of $30.2 million. This amount consists of costs related to the planned exit of a joint business venture; charges for home office restructuring; and the previously announced initiative to explore the closure or conversion of Company-owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.

In Fiscal 2016, impairment and restructuring charges were $21.2 million. This amount consists of impairment of all Company-owned retail stores in the United Kingdom, Hong Kong and China.  Additionally, impairment and restructuring charges were incurred for goodwill ($2.5 million) and non-store corporate assets ($11.5 million) that support the international retail stores and e-commerce operations.  In Fiscal 2016, the company undertook an initiative to convert these markets to license partnerships. Assets for these markets currently have no ability to generate sufficient cash flow to cover their carrying value.

The closure of the United Kingdom was completed in Fiscal 2017.  The Company may incur additional charges for international restructuring in Fiscal 2018. The magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

	For the years ended
	February 3,	January 28,
(In thousands)	2018	2017
Severance and related employee costs	$10,660	$295
Lease termination and store closure costs	$9,951	$295
Total cash restructuring charges (1)	20,611	590

Joint business venture charges (2)	7,964	—
Inventory charges (3)	1,669	—
Asset impairment charges (4)	—	20,576
Total impairment and restructuring charges	$30,244	$21,166

(1)  Cash charges of $20.6 million and $0.6 million for Fiscal 2017 and Fiscal 2016 respectively, for lease termination, store closures and severance were recorded within Impairment and Restructuring Charges on the Consolidated Statements of Operations

(2)  $8.0 million ($3.5 million cash and $4.5 million non-cash) of net charges for Fiscal 2017 related to the planned exit of a joint business venture were recorded within Other (Expense) Income, Net on the Consolidated Statements of Operations

(3)  Non-cash inventory charges of $1.7 million for Fiscal 2017 related to restructuring activities for our United Kingdom and Asia markets recorded as a reduction in Gross Profit on the Consolidated Statements of Operations.

(4)  Non-cash impairment charges of $20.6 million for Fiscal 2016 consisting of $7.2 million for the impairment of all Company-owned retail stores in the United Kingdom, Hong Kong and China, as well as $10.8 million of impairment and restructuring charges related to non-store corporate assets that support the international retail stores and e-commerce operations and $2.5 million of goodwill impairment for the China and Hong Kong retail operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

February 3,
(In thousands)	2018
Accrued liability as of January 28, 2017	$1,175
Add: Costs incurred, excluding non-cash charges	24,113
Less: Cash payments and adjustments	(17,638)
Accrued liability as of February 3, 2018	$7,650

The accrued liability as of January 28, 2017 relates to previous restructuring activities disclosed in the Company’s Fiscal 2016 Form 10-K, which remain unpaid at the beginning of Fiscal 2017.

16.  Discontinued Operations

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

There are no accrued liabilities for the years ended February 3, 2018 and January 28, 2017.

The table below presents the significant components of 77kids’ results included in Gain from Discontinued Operations on the Consolidated Statements of Operations for the year ended January 30, 2016.  There were no discontinued operations for the years ended February 3, 2018 or January 28, 2017.

For the Year Ended
January 30, 2016
Total net revenue	$—

Gain from discontinued operations, before income taxes	$7,831
Income tax benefit	(2,984)
Gain from discontinued operations, net of tax	$4,847

Gain per common share from discontinued operations:
Basic	$0.02
Diluted	$0.02

17.  Quarterly Financial Information — Unaudited

The sum of the quarterly EPS amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2017 Quarters Ended
	April 29,	July 29,	October 28,	February 3,
(In thousands, except per share amounts)	2017	2017	2017	2018
Total net revenue	$761,836	$844,557	$960,433	$1,228,723
Gross profit	$277,822	$292,649	$374,913	$425,120
Income from continuing operations	25,236	21,236	63,733	93,957
Gain from discontinued operations, net of tax	—	—	—	—
Net income	$25,236	$21,236	$63,733	$93,957

Basic per common share amounts:
Basic net income per common share	$0.14	$0.12	$0.36	$0.53

Diluted per common share amounts:
Diluted net income per common share	$0.14	$0.12	$0.36	$0.52

	Fiscal 2016 Quarters Ended
	April 30,	July 30,	October 29,	January 28,
(In thousands, except per share amounts)	2016	2016	2016	2017
Total net revenue	$749,416	$822,594	$940,609	$1,097,246
Gross profit	$293,452	$307,095	$377,816	$388,502
Income from continuing operations	40,476	41,592	75,760	54,621
Net income	$40,476	$41,592	$75,760	$54,621

Basic per common share amounts:
Basic net income per common share	$0.22	$0.23	$0.41	$0.30

Diluted per common share amounts:
Diluted net income per common share	$0.22	$0.23	$0.41	$0.30

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide a reasonable assurance to our Management and our Board that the reported financial information is presented fairly, that disclosures are adequate, and that the judgments inherent in the preparation of financial statements are reasonable.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

Our Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of February 3, 2018, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently-completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes, and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 16, 2018

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after February 3, 2018, is incorporated herein by reference.  The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by Item 405 of Regulation S-K is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference.

The Company’s Code of Ethics is publicly available on the Company’s Internet website at http://www.investors.ae.com under the section “Overview.” The remaining information required by Item 406 of Regulation S-K is contained under the caption “Corporate Governance” of the Proxy Statement and is incorporated herein by reference.

The applicable information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the caption “Corporate Governance: Board Committees” of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Compensation Discussion and Analysis,” “Compensation Tables and Related Information,” “Corporate Governance: Director Compensation,” and “Corporate Governance: Board Oversight of Risk Management” of the Proxy Statement and is incorporated herein by reference.

The applicable information required by Item 407(e)(4) and (e)(5) of Regulation S-K is contained under the caption “Compensation Committee Report” of the Proxy Statement, which information (which shall not be deemed to be “filed”) is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption “Equity Compensation Plan Information” in the Proxy Statement.

The information required by Item 403 of Regulation S-K is contained under the caption “Ownership of Our Shares” of the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K regarding related party transactions is contained under the caption “Corporate Governance: Related Party Transactions” of our Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K regarding director independence is contained under the captions “Proposal One: Election of Directors” and “Corporate Governance” of the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the caption “Independent Registered Public Accounting Firm Fees and Services” of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017

Consolidated Statements of Operations for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

Notes to Consolidated Financial Statements

(a) (2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a) (3) Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of American Eagle Outfitters, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on September 6, 2007 (SEC File No. 001-33338))

3.2	Amended and Restated Bylaws of American Eagle Outfitters, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 12, 2017 (SEC File No. 001-33338))

4.1

Voting and Stockholder Agreement among Jay L. Schottenstein, Ann S. Deshe, Susan S. Diamond, and other parties thereto, dated as of September 16, 2011 (incorporated by reference to Exhibit 1 to Schedule 13D filed by Jay L. Schottenstein on October 3, 2011 (SEC File No. 005-49559))

10.1+

Credit Agreement, dated December 2, 2014, among American Eagle Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and JPMorgan Chase, N.A. as administrative agent for the lenders, and certain other parties and agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 4, 2014 (SEC File No. 001-33338))

10.2^

American Eagle Outfitters, Inc. Deferred Compensation Plan, Amended and Restated December 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2008 (SEC File No. 001-33338))

10.3^	American Eagle Outfitters, Inc. Form of Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2006 (SEC File No. 001-33338))

10.4^

American Eagle Outfitters, Inc. 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 12, 2017 (SEC File No. 001-33338))

10.5^	Form of Change in Control Agreement dated April 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2010 (SEC File No. 001-33338))

10.6^

Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 11, 2011 (SEC File No. 001-33338))

Exhibit Number	Description

10.7^	Letter Agreement with Chad Kessler dated December 2, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.8^	Letter Agreement with Jennifer Foyle dated June 25, 2010 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.9^

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Awards Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 27, 2015 (SEC File No. 001-33338))

10.10^	Form of Notice of Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 15, 2012 (SEC File No. 001-33338))

10.11^	Letter Agreement with Robert L. Madore, dated September 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 29, 2016 (SEC File No. 001-33338))

10.12^

Change in Control Agreement between American Eagle Outfitters, Inc. and Robert L. Madore, dated September 23, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 29, 2016 (SEC File No. 001-33338))

10.13^	Form of 2016 Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2017 (SEC File No. 001-33338))

10.14^	Letter Agreement with Peter Z. Horvath dated May 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 25, 2016 (SEC File No. 001-33338))

10.15^

General Release and Form of Separation between Peter Z. Horvath and American Eagle Outfitters, Inc., dated October 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 7, 2017 (SEC File No. 001-33338))

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC
^	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer

Dated March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2018.

	Signature	Title

	/s/ Jay L. Schottenstein	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)
Jay L. Schottenstein

	/s/ Robert L. Madore	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Robert L. Madore

	/s/ James H. Keefer	Vice President, Chief Accounting Officer (Principal Accounting Officer)
James H. Keefer

	*	Director
Thomas R. Ketteler

	*	Director
Cary D. McMillan

	*	Director
Janice E. Page

	*	Director
David M. Sable

	*	Director
Noel J. Spiegel

*By:	/s/ Robert L. Madore
Robert L. Madore,
Attorney-in-Fact