Form 10-Q
period 2018-05-05
AMERICAN EAGLE OUTFITTERS INC
filed 2018-06-01
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,613,476 Common Shares were outstanding at May 29, 2018.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	May 5,	February 3,	April 29,
(In thousands, except per share amounts)	2018	2018	2017
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$289,700	$413,613	$225,197
Short-term investments	20,000	-	-
Merchandise inventory	404,264	398,213	364,274
Accounts receivable, net	72,800	78,304	79,432
Prepaid expenses and other	87,832	78,400	94,769
Total current assets	874,596	968,530	763,672
Property and equipment, at cost, net of accumulated depreciation	732,179	724,239	710,500
Intangible assets, at cost, net of accumulated amortization	45,966	46,666	48,462
Goodwill	14,962	15,070	14,772
Non-current deferred income taxes	9,105	9,344	33,408
Other assets	54,106	52,464	62,379
Total assets	$1,730,914	$1,816,313	$1,633,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207,774	$236,703	$208,857
Accrued compensation and payroll taxes	27,904	54,324	31,106
Accrued rent	83,524	83,312	78,018
Accrued income and other taxes	22,048	12,781	12,446
Unredeemed gift cards and gift certificates	39,918	52,347	39,744
Current portion of deferred lease credits	10,657	11,203	12,743
Other liabilities and accrued expenses	42,979	34,551	37,677
Total current liabilities	434,804	485,221	420,591
Non-current liabilities:
Deferred lease credits	53,630	47,977	56,551
Non-current accrued income taxes	7,326	7,269	4,655
Other non-current liabilities	27,773	29,055	33,523
Total non-current liabilities	88,729	84,301	94,729
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 176,217, 177,316 and 176,965 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	565,033	593,770	582,512
Accumulated other comprehensive loss	(34,936)	(30,795)	(32,671)
Retained earnings	1,904,190	1,883,592	1,774,315
Treasury stock, 73,349, 72,250 and 72,601 shares, respectively	(1,229,402)	(1,202,272)	(1,208,779)
Total stockholders’ equity	1,207,381	1,246,791	1,117,873
Total liabilities and stockholders’ equity	$1,730,914	$1,816,313	$1,633,193

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(In thousands, except per share amounts)	2018	2017
Total net revenue	$822,961	$761,836
Cost of sales, including certain buying, occupancy and warehousing expenses	518,518	484,014
Gross profit	304,443	277,822
Selling, general and administrative expenses	210,234	194,979
Restructuring charges	1,568	5,448
Depreciation and amortization expense	41,935	40,446
Operating income	50,706	36,949
Other income, net	502	403
Income before income taxes	51,208	37,352
Provision for income taxes	11,279	12,116
Net income	$39,929	$25,236

Net income per basic share	$0.23	$0.14
Net income per diluted share	$0.22	$0.14

Cash dividends per common share	$0.1375	$0.1250

Weighted average common shares outstanding - basic	176,853	179,312
Weighted average common shares outstanding - diluted	178,273	181,678

Retained earnings, beginning	$1,883,592	$1,775,775
Adoption of Accounting Standards Update 2014-09 (see Note 2)	152	-
Net income	39,929	25,236
Cash dividends and dividend equivalents	(24,661)	(22,602)
Reissuance of treasury stock	5,178	(4,094)
Retained earnings, ending	$1,904,190	$1,774,315

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(In thousands)	2018	2017
Net income	$39,929	$25,236
Other comprehensive income:
Foreign currency translation income	4,141	3,791
Other comprehensive income:	4,141	3,791
Comprehensive income	$44,070	$29,027

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(In thousands)	2018	2017
Operating activities:
Net income	$39,929	$25,236
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,472	40,893
Share-based compensation	5,716	4,798
Deferred income taxes	(1,162)	15,998
Foreign currency transaction loss (gain)	555	(838)
Changes in assets and liabilities:
Merchandise inventory	(7,702)	(5,523)
Accounts receivable	5,447	7,315
Prepaid expenses and other	(9,765)	(17,346)
Other assets	(2,237)	(226)
Accounts payable	(33,024)	(38,778)
Unredeemed gift cards and gift certificates	(12,298)	(13,107)
Deferred lease credits	5,282	11,606
Accrued compensation and payroll taxes	(26,308)	(22,201)
Accrued income and other taxes	9,284	780
Accrued liabilities	11,801	2,101
Total adjustments	(11,939)	(14,528)
Net cash provided by operating activities	27,990	10,708
Investing activities:
Capital expenditures for property and equipment	(46,903)	(40,071)
Purchase of available-for-sale investments	(20,000)	-
Acquisition of intangible assets	(314)	(75)
Net cash used for investing activities	(67,217)	(40,146)
Financing activities:
Payments on capital leases	(3,284)	(2,382)
Repurchase of common stock as part of publicly announced programs	(44,913)	(87,682)
Repurchase of common stock from employees	(14,213)	(11,406)
Net proceeds from stock options exercised	2,354	-
Cash dividends paid	(24,225)	(22,120)
Net cash used for financing activities	(84,281)	(123,590)
Effect of exchange rates changes on cash	(405)	(388)
Net change in cash and cash equivalents	(123,913)	(153,416)
Cash and cash equivalents - beginning of period	413,613	378,613
Cash and cash equivalents - end of period	$289,700	$225,197
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4,834	$4,092
Cash paid during the period for interest	$274	$262

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 5, 2018 and April 29, 2017 and  for the 13  week periods ended May 5, 2018 and April 29, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2017 Annual Report on Form 10-K filed on March 16, 2018 (the “Fiscal 2017 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At May 5, 2018, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52 or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2018” refers to the 52-week period ending February 2, 2019. “Fiscal 2017” refers to the 53-week period ended February 3, 2018.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in Accounting Standard Certification (“ASC”) 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Statement of Operations.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company will adopt the new standard in Fiscal 2019 and is currently evaluating the impact of ASU 2016-02 to its Consolidated Financial Statements, but expects that it will result in a significant increase to its long-term assets and liabilities on the Consolidated Balance Sheets.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2018-02 in Fiscal 2019 and does not expect a material impact from the adoption of this guidance to its Consolidated Financial Statements.

Foreign Currency Translation

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.

The Company adopted ASU 2014-09 on February 4, 2018 using the modified retrospective method applied to all contracts as of February 4, 2018. Results for reporting periods beginning on or after February 4, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption.  The impact was the result of accounting for customer loyalty programs using a relative stand-alone selling price method vs. incremental cost method.  The Company defers a portion of the sales revenue attributed to the loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASU 2014-09. Refer to the Customer Loyalty Program caption below for additional information.

Additionally, ASU 2014-09 changes the balance sheet presentation of the Company’s sales return reserve.  Presentation on a gross basis is now required, consisting of a separate right of return asset and liability.  These amounts are recorded within (i) Prepaid Expenses and Other and (ii) Other Liabilities and Accrued Expenses, respectively, on the Consolidated Balance Sheets.  Historically, the Company presented the net sales return liability within Other Liabilities and Accrued Expenses on the Consolidated Balance Sheets. Refer to the Sales Return Reserve caption below for additional information.

Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

The following table sets forth the approximate consolidated percentage of Total Net Revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Men’s apparel and accessories	30%	31%
Women’s apparel and accessories (excluding Aerie)	53%	56%
Aerie	17%	13%
Total	100%	100%

The following table disaggregates the Company’s Total Net Revenue by geography:

	13 Weeks Ended
(In thousands)	May 5, 2018	April 29, 2017
Total Net Revenue:
United States	$707,387	$662,115
Foreign (1)	115,574	99,721
Total Net Revenue	$822,961	$761,836
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

Other Income, Net

Other income, net consists primarily of allowances for uncollectible receivables, foreign currency transaction gain/loss and interest income/expense.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of May 5, 2018, short-term investments include certificates of deposit with a maturity of greater than three months, but less than one year.

As of April 29, 2017, the Company held no short or long-term investments.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents and short-term investments.

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or market, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts when control of the merchandise has transferred to the Company.

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

The calculation of deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance requires management to make estimates and assumptions. The Company believes that its estimates and assumptions are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.

Refer to Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Property and Equipment

Property and equipment is recorded on the basis of cost, including costs to prepare the asset for use, with depreciation computed utilizing the straight-line method over the asset’s estimated useful life. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment Information technology	5 years 3-5 years

As of May 5, 2018, the weighted average remaining useful life of our assets is approximately 8 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 weeks ended May 5, 2018 or April 29, 2017.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business and Tailgate and Todd Snyder brands.  In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 3, 2018.  As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which consists primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 weeks ended May 5, 2018 or April 29, 2017.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

Revenue is not recorded on the issuance of gift cards. The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue. The adoption of ASU 2014-09 did not have an impact of the Company’s accounting for gift card breakage.

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $2.5 million of revenue related to gift card breakage during both the 13 weeks ended May 5, 2018 and April 29, 2017.

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

Co-branded Credit Card

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations and Retained Earnings. The adoption of ASU 2014-09 did not have an impact of the Company’s accounting for the co-branded credit card.

Once a customer is approved to receive the AEO Visa Card or the AEO Credit Card and the card is activated, the customer is eligible to participate in the customer loyalty program offered by the Company. For further information on the Company’s loyalty program, refer to the Customer Loyalty Program caption below.

Customer Loyalty Program

The Company recently launched a new, digitized loyalty program called AEO ConnectedTM (the “Program”).  This Program integrates the credit card rewards program and the AEREWARDSÒ loyalty program into one combined customer offering.  Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds and, when reached, rewards are distributed.  Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is approximately 45 days from the issuance date of the reward. Additional rewards are also given for key items such as jeans and bras.  Rewards not redeemed during the 45-day redemption period are forfeited.

Points earned under the Program on purchases at AE and Aerie are accounted for in accordance with ASU 2014-09.  The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method.  Additionally, reward points earned using the co-branded credit card on non-AEO or Aerie purchases are accounted for in accordance with ASU 2014-09.  As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.  The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption.  The impact was the result of accounting for customer loyalty programs using a relative stand-alone selling price method vs. incremental cost method.

Sales Return Reserve

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

As of May 5, 2018, the Company recorded a Right of Return Asset of $5.2 million within Prepaid Expenses and Other on the Consolidated Balance Sheet, offset by a Sales Return Reserve Liability of $13.2 million within Other Liabilities and Accrued Expenses on the Consolidated Balance Sheet.  The Sales Return Reserve Liability was $6.4 million, recorded within Other Liabilities and Accrued Expenses, at April 29, 2017.

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle Brand and Aerie Brand) that reflect the basis used internally to review performance and allocate resources. All operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

3.  Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents:
Cash	$209,927	$184,107	$143,878
Interest bearing deposits	57,812	174,577	81,319
Commercial paper	21,961	54,929	—
Total cash and cash equivalents	$289,700	$413,613	$225,197
Short-term investments
Certificates of Deposit	20,000	—	—
Total short-term investments	20,000	—	—
Total	$309,700	$413,613	$225,197

Purchases of investments were $20.0 million for the 13 weeks ended May 5, 2018.  There were no sales or purchases of investments for the 13 weeks ended April 29, 2017.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis at May 5, 2018 and April 29, 2017:

	Fair Value Measurements at May 5, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$209,927	$209,927	—	—
Interest bearing deposits	57,812	57,812	—	—
Commercial paper	21,961	21,961	—	—
Total cash and cash equivalents	$289,700	$289,700	—	—
Short-term investments
Certificates of Deposit	20,000	20,000	—	—
Total short-term investments	20,000	20,000
Total	$309,700	$309,700	—	—

	Fair Value Measurements at April 29, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$143,878	$143,878	—	—
Interest bearing deposits	81,319	81,319	—	—
Total cash and cash equivalents	$225,197	$225,197	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at May 5, 2018 or April 29, 2017.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an annual impairment test is required, and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value.  During the 13 weeks ended for May 5, 2018, the Company did not impair any non-financial assets.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	May 5,	April 29,
(In thousands)	2018	2017
Weighted average common shares outstanding:
Basic number of common shares outstanding	176,853	179,312
Dilutive effect of stock options and non-vested restricted stock	1,420	2,366
Diluted number of common shares outstanding	178,273	181,678

Equity awards to purchase approximately 0.7 million shares of common stock during the 13 weeks ended May 5, 2018 and approximately 3.3 million shares of common stock during the 13 weeks ended April 29, 2017 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, there were no shares and approximately 0.6 million shares of restricted stock units for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively, outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Furthermore, approximately 1.4 million and 0.7 million shares of restricted stock units for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively, were not included in the computation of weighted average diluted common shares amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	May 5,	February 3,	April 29,
(In thousands)	2018	2018	2017
Property and equipment, at cost	$2,058,450	$2,023,875	$1,912,704
Less: Accumulated depreciation and impairment	(1,326,271)	(1,299,636)	(1,202,204)
Property and equipment, net	$732,179	$724,239	$710,500

7.  Intangible Assets

Intangible assets consist of the following:

	May 5,	February 3,	April 29,
(In thousands)	2018	2018	2017
Trademarks, at cost	$70,636	$70,322	$69,054
Less: Accumulated amortization	(24,670)	(23,656)	(20,592)
Intangible assets, net	$45,966	$46,666	$48,462

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

As of May 5, 2018, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of May 5, 2018.

Additionally, the Company has a borrowing agreement with one financial institution under which it may borrow an aggregate of $5.0 million USD for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the financial institution.  As of May 5, 2018, the Company had no outstanding trade letters of credit.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. The Company adopted ASU 2016-09, Compensation—Stock Compensation (“ASU 2016-09”) prospectively at the beginning of Fiscal 2017 and now records excess tax benefits and deficiencies as a discrete adjustment to income tax expense when stock awards vest or are exercised, rather than in contributed capital where they have been historically recorded.  ASU 2016-09 also requires cash flows related to excess tax benefits from share-based compensation to be presented in operating activities, rather than separately as a financing activity, in the Consolidated Statement of Cash Flows.

Total share-based compensation expense included in the Consolidated Statements of Operations and Retained Earnings for the 13 weeks ended May 5, 2018 and April 29, 2017 was $5.7 million ($4.5 million, net of tax) and $4.8 million ($3.2 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 13 weeks ended May 5, 2018 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2018	2,190	$14.59
Granted	715	$19.60
Exercised (1)	(153)	$15.21
Cancelled	—	$—
Outstanding - May 5, 2018	2,752	$16.42	5.7	$10,145
Vested and expected to vest - May 5, 2018	2,580	$16.41	5.7	$9,558
Exercisable - May 5, 2018 (2)	592	$15.38	5.3	$2,801

(1)	Options exercised during the 13 weeks ended May 5, 2018 had exercise prices ranging from $14.05 to $15.72.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on May 5, 2018.

Cash received from the exercise of stock options was $2.4 million for the 13 weeks ended May 5, 2018.  There were no stock options exercised during the 13 weeks ended April 29, 2017.  The actual tax benefit realized from stock option exercises totaled $0.1 million for the 13 weeks May 5, 2018.

As of May 5, 2018, there was $5.9 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.8 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended
	May 5,	April 29,
Black-Scholes Option Valuation Assumptions	2018	2017
Risk-free interest rate (1)	2.6%	2.1%
Dividend yield	2.5%	3.1%
Volatility factor (2)	39.5%	38.5%
Weighted-average expected term (3)	4.5 years	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	May 5, 2018		May 5, 2018
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - February 3, 2018	2,189	$13.27	2,138	$15.16
Granted	—	$—	497	$19.60
Vested	(455)	$15.35	(784)	$14.87
Cancelled	(60)	$13.08	(16)	$15.51
Nonvested - May 5, 2018	1,674	$12.71	1,835	$16.48

As of May 5, 2018, there was $12.8 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.5 years. Based on current probable performance, there is $4.5 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of May 5, 2018, the Company had 8.2 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 5, 2018 was 22.0% compared to 32.4% for the 13 weeks ended April 29, 2017.  The decrease in the effective income tax rate this year is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, partially offset by changes in unrecognized tax benefits in the first quarter of the prior year.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 5, 2018.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $4.9 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”), issued in December 2017 and amended in March 2018, in Fiscal 2017 we recorded provisional amounts related to the Tax Act including the remeasurement of our U.S. net deferred tax liabilities, as well as the repatriation tax and other international tax provisions related to a modified territorial tax system. We continue to assess available tax methods and elections, refine our computation of the repatriation tax and evaluate regulatory guidance, which may result in changes to our tax estimates. See Note 14 to the Consolidated Financial Statements in the Fiscal 2017 Form 10-K for further details on the Tax Act and SAB 118.

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

12.  Restructuring Charges

During the 13 weeks ended May 5, 2018, the Company recorded pre-tax restructuring charges of $1.6 million. These amounts consist primarily of charges for corporate severance costs. The Company may incur additional charges for corporate and international restructuring in Fiscal 2018. The magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

During the 13 weeks ended April 29, 2017, the Company recorded restructuring charges of $5.4 million. This amount primarily consists of severance and related charges corresponding to corporate restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows.  The accrued liability as of February 3, 2018 relates to previous restructuring activities disclosed in the Company’s Fiscal 2017 Form 10-K, which remained unpaid at the beginning of Fiscal 2018.

13 Weeks Ended
May 5,
(In thousands)	2018
Accrued liability as of February 3, 2018	$7,650
Add: Costs incurred, excluding non-cash charges	1,568
Less: Cash payments and adjustments	(6,353)

Accrued liability as of May 5, 2018	$2,865

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2017 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2017 Form 10-K.

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

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 60 to 70 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2018;
•	the potential closure of approximately 10 to 15 American Eagle Outfitters and 5 to 10 Aerie stores, primarily in North America during Fiscal 2018;
•	the planned opening of approximately 45 to 50 new international third-party operated American Eagle Outfitters stores during Fiscal 2018;
•	the success of our core American Eagle Outfitters and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed herein and Item 1A of our Fiscal 2017 Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2018, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle Outfitters, Aerie, Tailgate and Todd Snyder stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle Outfitters and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

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

Return on invested capital — Our management uses return on invested capital as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic investments to pursue.

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

Results of Operations

Overview

Our first quarter produced the thirteenth consecutive quarter of positive comparable sales increase. Total net revenue increased 8% to $823.0 million and consolidated comparable sales, including AEO Direct, increased 9%, following a 2% increase last year. By brand, American Eagle brand comparable sales increased 4% while Aerie comparable sales increased 38%. Gross profit increased 10% to $304.4 million compared to $277.8 million last year and increased 50 basis to 37.0% as a rate to total net revenue. The increase in the gross margin rate is the result of an improvement in the markdown rate and rent leverage, partially offset by increased delivery expense.

Net income for the quarter increased 58% to $39.9 million, or $0.22 per diluted share, compared to $25.2 million, or $0.14 per diluted share, last year. On an adjusted basis, net income per diluted share this year increased 44% to $0.23 per share, which excludes $0.01 per share of restructuring charges compared to $0.16 per diluted share last year, which excludes $0.02 per share of restructuring charges.

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

	13 Weeks Ended	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Net income per diluted share - GAAP Basis	$0.22	$0.14
Add: Restructuring charges (1)(2)	0.01	0.02
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.23	$0.16

(1)	13 weeks ended May 5, 2018: $1.6 million pre-tax restructuring charges, primarily consisting of corporate severance charges

(2)

13 weeks ended April 29, 2017: $5.4 million pre-tax restructuring charges for severance and related charges, which includes corporate overhead reductions and charges for the United Kingdom, Hong Kong, and China

During the 13 weeks ended May 5, 2018, we returned $69.1 million to shareholders through share repurchases of $44.9 million, and cash dividends of $24.2 million.  We had $309.7 million in cash and short-term investments as of May 5, 2018 compared to $225.2 million last year.  Merchandise inventory at the end of the first quarter was $404.3 million, compared to $364.3 million last year, an 11% increase.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations and Retained Earnings.

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.0	63.5
Gross profit	37.0	36.5
Selling, general and administrative expenses	25.5	25.6
Restructuring charges	0.2	0.7
Depreciation and amortization expense	5.1	5.3
Operating income	6.2	4.9
Other income, net	—	—
Income before income taxes	6.2	4.9
Provision for income taxes	1.4	1.6
Net Income	4.8%	3.3%

The following table shows our consolidated store data:

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Number of stores:
Beginning of period	1,047	1,050
Opened	5	6
Closed	(3)	(3)
End of period	1,049	1,053
Total gross square feet at end of period (in '000)	6,598	6,638
International licensed/franchise stores at end of period (1)	217	189

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 935 American Eagle Outfitters retail stores which include 118 Aerie side-by-side locations, 109 Aerie stand-alone locations and AEO Direct. Additionally, there were 4 Tailgate and 1 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended May 5, 2018 to the 13 weeks ended April 29, 2017

Total net revenue

Total net revenue increased 8%, or $61.2 million, to $823.0 million compared to $761.8 million last year. The increase resulted from a consolidated comparable sales increase of 9% for the period following a 2% increase last year.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 4%, or $27.3 million, and Aerie brand comparable sales increased 38%, or $31.7 million.  Total comparable sales for AE women’s increased 3% and men’s increased 7%. First quarter 2018 comparable sales are compared to the 13 weeks ended May 6, 2017.

For the first quarter, consolidated comparable traffic increased in the low-double digits while transactions increased in the mid-single digits.  Units per transaction decreased slightly, partially offset by an AUR increase in the low-single digits.

Gross Profit

Gross profit increased 10% or $26.6 million to $304.4 million compared to $277.8 million last year.  The gross margin rate improved 50 basis points to a rate of 37.0% of revenue.  20 basis points of the gross margin was due to an improvement in the markdown rate.  Additionally, buying, occupancy and warehousing costs improved by 30 basis points as a result of rent leverage, partially offset by increased digital delivery expense related to increased AEO Direct penetration.

There was $2.8 million and $2.6 million of share-based payment expense included in gross profit for the periods ended May 5, 2018 and April 29, 2017, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 8% or $15.3 million to $210.2 million from $195.0 million last year. As a rate to total net revenue, SG&A expenses improved 10 basis points to 25.5%, compared to 25.6% last year. SG&A expense increased as a result of higher store salaries and incentive expense.

There was $3.0 million and $2.2 million of share-based payment expense included in SG&A expenses for the periods ended May 5, 2018 and April 29, 2017, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $1.6 million, or 0.2% as a rate to total net revenue, for the 13 weeks ended May 5, 2018. These charges are primarily the result of corporate severance charges. Restructuring charges were $5.4 million, or 0.7% as a rate to total net revenue for the 13 weeks ended April 29, 2017.  These charges are primarily the result of severance and related charges, which includes corporate overhead reductions and charges for the United Kingdom, Hong Kong, and China.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 4% or $1.5 million to $41.9 million, compared to $40.4 million last year.  As a rate to total net revenue, depreciation and amortization expense was 5.1% this year compared to 5.3% last year.  The increase in expense was driven by omni-channel, stores and IT technology investments.

Other Income, Net

Other income increased to $0.5 million this year, compared to other income of $0.4 million last year, primarily as a result of foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended May 5, 2018 was 22.0% compared to 32.4% for the 13 weeks ended April 29, 2017. The decrease in the effective income tax rate for the 13 weeks ended May 5, 2018 is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017, partially offset by changes in unrecognized tax benefits in the first quarter of the prior year.

Net Income

Net income increased 58%, or $14.7 million, to $39.9 million, or 4.9% as a percent to total net revenue, from $25.2 million, or 3.3% as a percent to total net revenue last year. Net income per share increased 57% to $0.22 per diluted share, including $0.01 of restructuring charges from $0.14 per diluted share, including $0.02 of restructuring charges last year.  The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of May 5, 2018, we had 217 stores operated by our third party operators in 24 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 5, 2018, we had 104 company-owned stores in Canada, 34 in Mexico, 6 in Hong Kong, 5 in China and 6 in Puerto Rico.

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

As of May 5, 2018, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 5, 2018:

	Fair Value Measurements at May 5, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$209,927	$209,927	—	—
Interest bearing deposits	57,812	57,812	—	—
Commercial paper	21,961	21,961	—	—
Total cash and cash equivalents	$289,700	$289,700	—	—
Short-term investments
Certificates of Deposit	20,000	20,000	—	—
Total short-term investments	20,000	20,000
Total	$309,700	$309,700	—	—

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends.  Additionally, our uses of cash include the development of the Aerie brand, investments in omni-channel capabilities, and our international expansion efforts.   Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we hold a five-year asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in December of 2019. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	May 5,	February 3,	April 29,
	2018	2018	2017
Working Capital (in thousands)	$439,792	$483,309	$343,081
Current Ratio	2.01	2.00	1.82

Working capital decreased $43.5 million compared to February 3, 2018 and increased $96.7 million compared to last year. The $43.5 million decrease in our working capital as of May 5, 2018, is driven by $28.0 million of cash inflow from operations, offset by capital expenditures of $46.9 million and the payment of cash dividends of $24.2 million. Additionally, we repurchased 2.3 million shares for $44.9 million under our publically announced program during the 13 weeks ended May 5, 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $28.0 million and $10.7 million for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows for Investing Activities

Investing activities for the 13 weeks ended May 5, 2018 primarily consisted of $46.9 million of capital expenditures for property and equipment and $20.0 million of short-term investment purchases. Investing activities for the 13 weeks ended April 29, 2017 primarily included $40.1 million of capital expenditures for property and equipment.

Cash Flows for Financing Activities

Cash used for financing activities for the 13 weeks ended May 5, 2018 consisted primarily of $44.9 million used for purchases of 2.3 million shares of common stock under publically announced programs, $24.2 million for cash dividends paid at a quarterly rate of $0.1375 per share, $14.2 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $3.3 million for the payments on capital leases.

Cash used for financing activities for the 13 weeks ended April 29, 2017 consisted primarily of $87.7 million used for purchases of common stock under publically announced programs, of $22.1 million for cash dividends paid at a quarterly rate of $0.125 per share, $11.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $2.4 million for the payments on capital leases.

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

As of May 5, 2018, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on May 5, 2018.

Additionally, we have a borrowing agreement with one financial institution under which we may borrow an aggregate of $5.0 million for the purposes of trade letter of credit issuances. The availability of any future borrowings under the trade letter of credit facilities is subject to acceptance by the respective financial institutions.  As of May 5, 2018, we had no outstanding trade letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended May 5, 2018 were $46.9 million and included $27.4 million related to investments in our stores.  In the 13 weeks ended May 5, 2018, we opened 1 new Aerie location.  We opened 4 new AE stores; 1 in Canada and 3 in the U.S. to better position select markets. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($6.4 million), e-commerce ($7.7 million), the improvement of our distribution centers ($5.1 million), and other home office projects ($0.3 million).

For Fiscal 2018, we expect capital expenditures to be in the range of $180 million to $190 million in support of our expansion efforts, stores investments including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 13 weeks ended May 5, 2018, as part of our publicly announced share repurchase program, we repurchased 2.3 million shares for $44.9 million, at a weighted average price of $19.51 per share. During the 13 weeks ended April 29, 2017, as part of our publicly announced share repurchase program, we repurchased 6.0 million shares for $87.7 million, at a weighted average price of $14.59 per share.

During Fiscal 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021. As of May 5, 2018, 16.7 million shares remain authorized under the current program.

During the 13 weeks ended May 5, 2018 and April 29, 2017, we repurchased approximately 0.7 million and 0.8 million shares, respectively, from certain employees at market prices totaling $14.2 million and $11.4 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

In March 2018, our Board raised our quarterly dividend to $0.1375, per share, a 10% increase. During the 13 weeks ended May 5, 2018, our Board declared a quarterly cash dividend of $0.1375 per share, which was paid on April 27, 2018.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 3, 2018 contained in our Fiscal 2017 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from February 3, 2018. Our market risk profile as of February 3, 2018 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2017 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 5, 2018, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Off Balance Sheet Arrangements

We are not a party in any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2017 Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2017 on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 5, 2018.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 4, 2018 through March 3, 2018)	88,301	$20.27	—	19,000,000
Month #2 (March 4, 2018 through April 7, 2018)	2,930,718	$19.59	2,300,000	16,700,000
Month #3 (April 8, 2018 through May 5, 2018)	3,069	$21.30	—	16,700,000
Total	3,022,088	$19.61	2,300,000	16,700,000

(1)

During the 13 weeks ended May 5, 2018, there were 2.3 million shares repurchased as part of our publicly announced share repurchase program and there were 0.7 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2016, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.

ITEM 6. EXHIBITS.

* Exhibit 10.1	American Eagle Outfitters, Inc. 2017 Stock Award and Incentive Plan (as amended and restated effective March 14, 2018)

* Exhibit 10.2	Form of Notice of Grant of Time-Based Restricted Stock Units and Restricted Stock Units Awards Agreement

* Exhibit 10.3	Form of Notice of Grant of Performance-Based Restricted Stock Units and Restricted Stock Units Awards Agreement

* Exhibit 10.4	Form of Notice of Grant of Stock Option Award Agreement

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

**Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Interactive Data File

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 1, 2018

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)