Form 10-Q
period 2018-08-04
AMERICAN EAGLE OUTFITTERS INC
filed 2018-08-30
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,365,947 Common Shares were outstanding at August 27, 2018.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	August 4,	February 3,	July 29,
(In thousands, except per share amounts)	2018	2018	2017
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$323,322	$413,613	$192,558
Short-term investments	40,000	-	-
Merchandise inventory	466,112	398,213	433,458
Accounts receivable, net	74,153	78,304	80,673
Prepaid expenses and other	93,493	78,400	110,496
Total current assets	997,080	968,530	817,185
Property and equipment, at cost, net of accumulated depreciation	732,350	724,239	719,127
Intangible assets, at cost, net of accumulated amortization	45,064	46,666	47,520
Goodwill	14,926	15,070	15,069
Non-current deferred income taxes	8,558	9,344	28,761
Other assets	52,771	52,464	58,661
Total assets	$1,850,749	$1,816,313	$1,686,323
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$264,247	$236,703	$275,479
Accrued compensation and payroll taxes	51,903	54,324	22,708
Accrued rent	85,416	83,312	78,697
Accrued income and other taxes	18,332	12,781	13,289
Unredeemed gift cards and gift certificates	33,185	52,347	32,573
Current portion of deferred lease credits	10,822	11,203	12,838
Other liabilities and accrued expenses	44,115	34,551	36,398
Total current liabilities	508,020	485,221	471,982
Non-current liabilities:
Deferred lease credits	49,569	47,977	53,620
Non-current accrued income taxes	7,164	7,269	4,786
Other non-current liabilities	25,419	29,055	31,636
Total non-current liabilities	82,152	84,301	90,042
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 177,366, 177,316 and 176,965 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	560,349	593,770	586,844
Accumulated other comprehensive loss	(32,646)	(30,795)	(30,121)
Retained earnings	1,941,536	1,883,592	1,772,233
Treasury stock, at cost, 72,200, 72,250 and 72,601 shares, respectively	(1,211,158)	(1,202,272)	(1,207,153)
Total stockholders’ equity	1,260,577	1,246,791	1,124,299
Total liabilities and stockholders’ equity	$1,850,749	$1,816,313	$1,686,323

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In thousands, except per share amounts)	2018	2017	2018	2017
Total net revenue	$964,853	$844,557	$1,787,814	$1,606,393
Cost of sales, including certain buying, occupancy and warehousing expenses	611,752	551,908	1,130,271	1,035,922
Gross profit	353,101	292,649	657,543	570,471
Selling, general and administrative expenses	233,971	203,717	444,205	398,696
Restructuring charges	—	9,746	1,568	15,193
Depreciation and amortization expense	42,739	40,283	84,674	80,730
Operating income	76,391	38,903	127,096	75,852
Other income (expense), net	860	(6,734)	1,362	(6,330)
Income before income taxes	77,251	32,169	128,458	69,522
Provision for income taxes	16,918	10,933	28,196	23,050
Net income	$60,333	$21,236	$100,262	$46,472

Net income per basic share	$0.34	$0.12	$0.57	$0.26
Net income per diluted share	$0.34	$0.12	$0.56	$0.26

Cash dividends per common share	$0.1375	$0.1250	$0.275	$0.250

Weighted average common shares outstanding - basic	177,249	177,228	177,329	178,475
Weighted average common shares outstanding - diluted	178,505	178,788	178,730	180,473

Retained earnings, beginning	$1,904,190	$1,774,315	$1,883,592	$1,775,775
Adoption of Accounting Standards Update 2014-09 (see Note 2)	-	-	152	-
Net income	60,333	21,236	100,262	46,472
Cash dividends and dividend equivalents	(24,919)	(22,783)	(49,580)	(45,385)
Reissuance of treasury stock	1,932	(535)	7,110	(4,629)
Retained earnings, ending	$1,941,536	$1,772,233	$1,941,536	$1,772,233

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In thousands)	2018	2017	2018	2017
Net income	$60,333	$21,236	$100,262	$46,472
Other comprehensive income:
Foreign currency translation income	(2,290)	2,550	1,850	6,341
Other comprehensive income:	(2,290)	2,550	1,850	6,341
Comprehensive income	$58,043	$23,786	$102,112	$52,813

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	August 4,	July 29,
(In thousands)	2018	2017
Operating activities:
Net income	$100,262	$46,472
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	85,745	81,697
Share-based compensation	11,731	9,798
Deferred income taxes	(2,669)	20,423
Foreign currency transaction loss (gain)	1,574	(5,354)
Changes in assets and liabilities:
Merchandise inventory	(69,570)	(70,979)
Accounts receivable	4,188	5,979
Prepaid expenses and other	(15,457)	(32,409)
Other assets	(43)	(96)
Accounts payable	22,992	28,055
Unredeemed gift cards and gift certificates	(18,990)	(20,598)
Deferred lease credits	1,436	8,251
Accrued compensation and payroll taxes	(2,946)	(30,387)
Accrued income and other taxes	5,804	1,884
Accrued liabilities	28,340	10,484
Total adjustments	52,135	6,748
Net cash provided by operating activities	152,397	53,220
Investing activities:
Capital expenditures for property and equipment	(101,360)	(86,503)
Purchase of available-for-sale investments	(40,000)	-
Acquisition of intangible assets	(428)	(188)
Net cash used for investing activities	(141,788)	(86,691)
Financing activities:
Payments on capital leases	(4,556)	(7,188)
Repurchase of common stock as part of publicly announced programs	(44,913)	(87,682)
Repurchase of common stock from employees	(18,299)	(12,035)
Net proceeds from stock options exercised	15,496	225
Cash dividends paid	(48,612)	(44,251)
Net cash used for financing activities	(100,884)	(150,931)
Effect of exchange rates changes on cash	(16)	(1,653)
Net change in cash and cash equivalents	(90,291)	(186,055)
Cash and cash equivalents - beginning of period	413,613	378,613
Cash and cash equivalents - end of period	$323,322	$192,558
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$30,012	$32,786
Cash paid during the period for interest	$550	$539

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 4, 2018 and July 29, 2017 and  for the 13 and 26 week periods ended August 4, 2018 and July 29, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2017 Annual Report on Form 10-K filed on March 16, 2018 (the “Fiscal 2017 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) that are considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At August 4, 2018, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in Accounting Standard Certification (“ASC”) 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the Statement of Operations.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance in ASU 2016-02 permits a Company to adopt using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients that the Company plans to elect.  The Company will adopt the new standard in Fiscal 2019 and expects that it will result in a significant increase to its long-term assets and liabilities on the Consolidated Balance Sheets as the Company has a significant number of leases.  As of August 4, 2018, the Company had undiscounted future minimum lease commitments under non-cancellable operating leases totaling $1.6 billion.  The Company has formed an implementation team, is substantially complete in identifying its lease population and has begun to input the required information into its existing software used to manage its leases in accordance with this new accounting standard.

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

The following table sets forth the approximate consolidated percentage of Total Net Revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended
	August 4,	July 29,
	2018	2017
Men’s apparel and accessories	30%	32%
Women’s apparel and accessories (excluding Aerie)	54%	55%
Aerie	16%	13%
Total	100%	100%

The following table disaggregates the Company’s Total Net Revenue by geography:

	13 Weeks Ended
(In thousands)	August 4, 2018	July 29, 2017
Total Net Revenue:
United States	$835,692	$730,284
Foreign (1)	129,161	114,273
Total Net Revenue	$964,853	$844,557
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

Other Income (Expense), Net

Other income, net consists primarily of allowances for uncollectible receivables, foreign currency transaction gain/loss and interest income/expense.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of August 4, 2018, short-term investments include certificates of deposit with a maturity of greater than three months, but less than one year.

As of July 29, 2017, the Company held no short or long-term investments.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash and cash equivalents and short-term investments.

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or net realizable value, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts when control of the merchandise has transferred to the Company.

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

As of August 4, 2018, the weighted average remaining useful life of our assets is approximately 8 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 or 26 weeks ended August 4, 2018 or July 29, 2017.

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

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 26 weeks ended August 4, 2018 or July 29, 2017.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $2.1 million and $2.0 million of revenue related to gift card breakage during the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. During the 26 weeks ended August 4, 2018 and July 29, 2017, the Company recorded $4.6 million and $4.5 million, respectively, of revenue related to gift card breakage.

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

Co-branded Credit Card

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AEO and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (the “Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations and Retained Earnings. The adoption of ASU 2014-09 did not have an impact of the Company’s accounting for the co-branded credit card.

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

As of August 4, 2018, the Company recorded a Right of Return Asset of $5.4 million within Prepaid Expenses and Other on the Consolidated Balance Sheet, offset by a Sales Return Reserve Liability of $12.3  million within Other Liabilities and Accrued Expenses on the Consolidated Balance Sheet.  The Sales Return Reserve Liability was $4.9 million, recorded within Other Liabilities and Accrued Expenses, at July 29, 2017.

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

3.  Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	August 4, 2018	February 3, 2018	July 29, 2017
Cash and cash equivalents:
Cash	$184,280	$184,107	$162,763
Interest bearing deposits	72,886	174,577	29,795
Commercial paper	66,156	54,929	—
Total cash and cash equivalents	$323,322	$413,613	$192,558
Short-term investments
Certificates of Deposit	40,000	—	—
Total short-term investments	40,000	—	—
Total	$363,322	$413,613	$192,558

Purchases of investments were $40.0 million for the 26 weeks ended August 4, 2018.  There were no sales or purchases of investments for the 26 weeks ended July 29, 2017.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis at August 4, 2018 and July 29, 2017:

	Fair Value Measurements at August 4, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$184,280	$184,280	—	—
Interest bearing deposits	72,886	72,886	—	—
Commercial paper	66,156	66,156	—	—
Total cash and cash equivalents	$323,322	$323,322	—	—
Short-term investments
Certificates of Deposit	40,000	40,000	—	—
Total short-term investments	40,000	40,000
Total	$363,322	$363,322	—	—

	Fair Value Measurements at July 29, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$162,763	$162,763	—	—
Interest bearing deposits	29,795	29,795	—	—
Total cash and cash equivalents	$192,558	$192,558	$—	$—

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at August 4, 2018 or July 29, 2017.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an annual impairment test is required, and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value.  During the 13 and 26 weeks ended for August 4, 2018, the Company did not impair any non-financial assets.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In thousands)	2018	2017	2018	2017
Weighted average common shares outstanding:
Basic number of common shares outstanding	177,249	177,228	177,329	178,475
Dilutive effect of stock options and non-vested restricted stock	1,256	1,560	1,401	1,998
Diluted number of common shares outstanding	178,505	178,788	178,730	180,473

Equity awards to purchase approximately 0.7 million shares of common stock during both the 13 and 26 weeks ended August 4, 2018, respectively, and approximately 3.3 million shares of common stock during both the 13 and 26 weeks ended July 29, 2017 were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 0.7 million shares of restricted stock units for the 13 and 26 weeks ended August 4, 2018, and 1.3 million shares of restricted stock units for the 13 and 26 weeks ended July 29, 2017,were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Furthermore, approximately 1.1 million and 1.4 million shares of restricted stock units for the 13 and 26 weeks ended August 4, 2018, respectively, and 0.6 million shares of restricted stock units for both the 13 and 26 weeks ended July 29, 2017, respectively, were not included in the computation of weighted average diluted common shares amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	August 4,	February 3,	July 29,
(In thousands)	2018	2018	2017
Property and equipment, at cost	$2,096,940	$2,023,875	$1,955,756
Less: Accumulated depreciation and impairment	(1,364,590)	(1,299,636)	(1,236,629)
Property and equipment, net	$732,350	$724,239	$719,127

7.  Intangible Assets

Intangible assets consist of the following:

	August 4,	February 3,	July 29,
(In thousands)	2018	2018	2017
Trademarks, at cost	$70,750	$70,322	$69,166
Less: Accumulated amortization	(25,686)	(23,656)	(21,646)
Intangible assets, net	$45,064	$46,666	$47,520

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

As of August 4, 2018, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of August 4, 2018.

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

Total share-based compensation expense included in the Consolidated Statements of Operations and Retained Earnings for the 13 weeks and 26 weeks ended August 4, 2018 was $6.0 million ($4.7 million, net of tax) and $11.7 million ($9.0 million, net of tax), respectively, and for the 13 weeks and 26 weeks ended July 29, 2017 was $5.0 million ($3.3 million, net of tax) and $9.8 million ($6.5 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 26 weeks ended August 4, 2018 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2018	2,190	$14.59
Granted	715	$19.60
Exercised (1)	(991)	$15.59
Cancelled	—	$—
Outstanding - August 4, 2018	1,914	$16.76	5.8	$16,831
Vested and expected to vest - August 4, 2018	1,681	$17.06	5.8	$13,628
Exercisable - August 4, 2018 (2)	174	$15.00	5.2	$1,836

(1)	Options exercised during the 26 weeks ended August 4, 2018 had exercise prices ranging from $13.70 to $15.89.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on August 4, 2018.

Cash received from the exercise of stock options was $15.5 million for the 26 weeks ended August 4, 2018 and $0.2 million for the 26 weeks ended July 29, 2017.   The actual tax benefit realized from stock option exercises totaled $0.9 million for the 26 weeks ended August 4, 2018 and $0.7 million for the 26 weeks ended July 29, 2017.

As of August 4, 2018, there was $6.7 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended	26 Weeks Ended
	August 4,	July 29,
Black-Scholes Option Valuation Assumptions	2018	2017
Risk-free interest rate (1)	2.6%	2.1%
Dividend yield	2.5%	3.1%
Volatility factor (2)	39.5%	38.5%
Weighted-average expected term (3)	4.5 years	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of all restricted stock awards is based on the closing market price per share of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	August 4, 2018		August 4, 2018
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - February 3, 2018	2,189	$13.27	2,138	$15.16
Granted	713	$24.14	508	$19.63
Vested	(948)	$13.67	(901)	$14.87
Cancelled	(83)	$13.29	(18)	$15.42
Nonvested - August 4, 2018	1,871	$17.21	1,727	$16.62

As of August 4, 2018, there was $28.2 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. Based on current probable performance, there is $5.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three -year period.

As of August 4, 2018, the Company had 8.2 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 4, 2018 was 21.9% compared to 34.0% for the 13 weeks ended July 29, 2017.  The effective income tax rate for the 26 weeks ended August 4, 2018 was 21.9% compared to 33.2% for the 26 weeks ended July 29, 2017.  The decrease in the effective income tax rate for the 13 weeks and 26 weeks ended August 4, 2018 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Cut and Jobs Act (the “Tax Act”) in December 2017, and excess tax benefits from share-based payments in accordance with ASU 2016-09 Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”).

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available.  Unrecognized tax benefits decreased by approximately $1.7 million during the 13 weeks ended August 4, 2018 due to income tax settlements.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.1 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), when accounting for the enactment-date effects of the Tax Act. At August 4, 2018, the Company has not completed its accounting for the tax effects of the Tax Act; however, it has made reasonable estimates of the tax effects. During the 13 weeks ended August 4, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at February 3, 2018 related to the remeasurement of its deferred balances and the one-time transition tax.  In all cases, the Company is continuing to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Tax Act are clarified by the taxing authorities. See Note 14 to the Consolidated Financial Statements in the Fiscal 2017 Form 10-K for further details on the Tax Act and SAB 118.

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

12.  Restructuring Charges

During the 26 weeks ended August 4, 2018, the Company recorded pre-tax restructuring charges of $1.6 million. These amounts consist primarily of charges for corporate severance costs. The Company may incur additional charges for corporate and international restructuring in Fiscal 2018. The magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

During the 13 and 26 weeks ended July 29, 2017, the Company recorded pre-tax restructuring related charges of $20.7 million and $26.2 million, respectively. These amounts consist of costs related to the planned exit of a joint business venture; charges for home office restructuring; and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of Company owned and operated stores in the United Kingdom was completed in the 13 weeks ended July 29, 2017.

	26 Weeks Ended	13 Weeks Ended	26 Weeks Ended
	August 4,	July 29,	July 29,
(In thousands)	2018	2017	2017
Lease termination and store closure costs	$—	$7,860	$8,032
Severance and related employee costs	1,568	1,886	7,161
Total cash restructuring charges (1)	1,568	9,746	15,193

Joint business venture charges (2)	—	9,311	9,311
Inventory charges (3)	—	1,669	1,669
Total restructuring charges	$1,568	$20,726	$26,173
(1)

Cash charges of $1.6 million for the 26 weeks ended August 4, 2018 consisted primarily of charges for corporate severance costs and $9.7 million and $15.2 million for the 13 and 26 weeks ended July 29, 2017, respectively, for lease termination, store closures and severance were recorded within Restructuring Charges on the Consolidated Statements of Operations and Retained Earnings

(2)

$9.3 million ($5.1 million cash and $4.2 million non-cash) of charges related to the planned exit of a joint business venture were recorded within Other (Expense) Income, Net on the Consolidated Statements of Operations and Retained Earnings

(3)

Non-cash inventory charges of $1.7 million related to restructuring activities for our United Kingdom and Asia markets recorded as a reduction in Gross Profit on the Consolidated Statements of Operations and Retained Earnings.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows.  The accrued liability as of February 3, 2018 relates to previous restructuring activities disclosed in the Company’s Fiscal 2017 Form 10-K, which remained unpaid at the beginning of Fiscal 2018.

26 Weeks Ended
August 4,
(In thousands)	2018
Accrued liability as of February 3, 2018	$7,650
Add: Costs incurred, excluding non-cash charges	1,568
Less: Cash payments and adjustments	(4,577)

Accrued liability as of August 4, 2018	$4,641

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

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 60 to 70 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2018;
•	the potential closure of approximately 10 to 15 American Eagle Outfitters and 5 to 10 Aerie stores, primarily in North America during Fiscal 2018;
•	the planned opening of approximately 45 to 50 new international third-party operated American Eagle Outfitters stores during Fiscal 2018;
•	the success of our core American Eagle Outfitters and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the possibility that rising prices of raw materials, labor, energy, tariffs, and other inputs to our manufacturing process, if unmitigated, will have a significant impact to our profitability; and
•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

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

AEO Direct sales are included in the individual American Eagle Outfitters and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic. We also offer a reserve online, pickup in store service to our customers and give them the ability to look up store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) is the most appropriate, given customer behavior.

Our management considers comparable sales to be an important indicator of our current performance. Comparable sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital.

Gross profit — Gross profit measures whether we are optimizing profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of: merchandise costs including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively “merchandise costs”) and buying, occupancy and warehousing costs. Design costs consist of: compensation, rent, depreciation, travel, supplies and samples.

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

Operating income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general and administrative expenses (“SG&A”), and our level of capital expenditures. Management also uses earnings before interest and taxes as an indicator of operating results.

Return on invested capital — Our management uses return on invested capital as a key measure to assess our efficiency at allocating capital to profitable investments. This measure is critical in determining which strategic investments to pursue.

Omni-channel sales performance — Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: sales per square foot, comparable sales, average unit retail price (“AUR”), units per transaction (“UPT”), average transaction value, transactions, customer traffic, conversion rates, average unit cost (“AUC”),  and comparable gross margin dollars.

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

Results of Operations

Overview

Our second quarter produced the fourteenth consecutive quarter of positive comparable sales increase. Total net revenue increased 14% to $964.9 million and consolidated comparable sales, including AEO Direct, increased 9%, following a 2% increase last year.  By brand, American Eagle brand comparable sales increased 7% while Aerie comparable sales increased 27%. Gross profit increased 21% to $353.1 million compared to $292.6 million last year and increased 170 basis points to 36.6% as a percentage of total net revenue. The increase in the gross margin rate is primarily the result of rent leverage.

Net income for the quarter increased 184% to $60.3 million, or $0.34 per diluted share, compared to $21.2 million, or $0.12 per diluted share, last year, which included $0.07 per share of restructuring charges.  Net income per diluted share this year increased 79% to $0.34 per share, compared to adjusted net income per diluted share of $0.19 last year.

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

13 Weeks Ended
July 29,
2017
Net income per diluted share - GAAP Basis	$0.12
Add: Restructuring charges (1)	0.04
Add: Joint business venture charges (2)	0.03
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.19

(1)	13 weeks ended July 29, 2017: $11.4 million pre-tax restructuring related charges, consisting of:

• Inventory charges related to restructuring activities for United Kingdom, Hong Kong, and China ($1.7 million), recorded as a reduction in Gross Profit on the Consolidated Statements of Operations and Retained Earnings

• Lease buyouts, store closures, and severance related charges ($9.7 million), which includes charges for the United Kingdom, Hong Kong, China, and corporate overhead reductions, recorded within Restructuring Charges on the Consolidated Statements of Operations.

(2)	$9.3 million pre-tax charges for the planned exit of a joint business venture, recorded within Other (Expense) Income, net on the Consolidated Statements of Operations.

During the first half of 2018, we returned $93.5 million to shareholders through share repurchases of $44.9 million, and cash dividends of $48.6 million.  We had $363.3 million in cash and short-term investments as of August 4, 2018 compared to $192.6 million last year.  Merchandise inventory at the end of the second quarter was $466.1 million, compared to $433.5 million last year, an 8% increase.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations and Retained Earnings.

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.4	65.3	63.2	64.5
Gross profit	36.6	34.7	36.8	35.5
Selling, general and administrative expenses	24.3	24.1	24.9	24.8
Restructuring charges	0.0	1.2	0.1	1.0
Depreciation and amortization expense	4.4	4.8	4.7	5.0
Operating income	7.9	4.6	7.1	4.7
Other income (expense), net	0.1	(0.8)	0.1	(0.4)
Income before income taxes	8.0	3.8	7.2	4.3
Provision for income taxes	1.8	1.3	1.6	1.4
Net Income	6.2%	2.5%	5.6%	2.9%

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Number of stores:
Beginning of period	1,049	1,053	1,047	1,050
Opened	6	15	11	21
Closed	(1)	(11)	(4)	(14)
End of period	1,054	1,057	1,054	1,057
Total gross square feet at end of period (in '000)	6,641	6,642	6,641	6,642
International licensed/franchise stores at end of period (1)	223	195	223	195

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 939 American Eagle Outfitters retail stores (which include 131 Aerie side-by-side locations), 109 Aerie stand-alone locations and AEO Direct. Additionally, there were 5 Tailgate and 1 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended August 4, 2018 to the 13 weeks ended July 29, 2017

Total Net Revenue

Total net revenue increased 14%, or $120.3 million, to $964.9 million compared to $844.6 million last year.  Approximately $40 million of the revenue increase was due to the shifted retail calendar. The increase resulted from a consolidated comparable sales increase of 9% for the period following a 2% increase last year.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 7%, or $48.3 million, and Aerie brand comparable sales increased 27%, or $25.5 million.  Total comparable sales for AE Brand women’s increased 8% and men’s increased 4%. Second quarter 2018 comparable sales are compared to the 13 weeks ended August 5, 2017.

For the second quarter, consolidated comparable traffic increased in the high-single digits while transactions increased in the mid-single digits.  Units per transaction and AUR increased in the low-single digits.

Gross Profit

Gross profit increased 21% or $60.5 million to $353.1 million compared to $292.6 million last year.  Gross profit last year included $1.7 million, or 20 basis points of inventory charges for the restructuring of our United Kingdom and Asia operations.  The gross margin rate improved 170 basis points to a rate of 36.6% of revenue.  The increase in the gross margin rate is primarily the result of rent leverage.

There was $2.9 million and $2.7 million of share-based payment expense included in gross profit for the periods ended August 4, 2018 and July 29, 2017, comprised of both time and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as SG&A.  Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 15% or $30.3 million to $234.0 million from $203.7 million last year. As a rate to total net revenue, SG&A expenses increased 20 basis points to 24.3%, compared to 24.1% last year. SG&A expense increased primarily as a result of investments in customer-facing store payroll, higher wages, increased incentive expense, and advertising.

There was $3.1 million and $2.3 million of share-based payment expense included in SG&A expenses for the periods ended August 4, 2018 and July 29, 2017, respectively, comprised of both time and performance-based awards.

Restructuring Charges

There were no restructuring charges recorded for the 13 weeks ended August 4, 2018.  For the 13 weeks ended July 29, 2017 restructuring charges were $9.7 million, or 1.2% as a rate to total net revenue.  These charges were the result of home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of Company owned and operated stores in the United Kingdom was completed in the 13 weeks ended July 29, 2017.  There were no restructuring charges for the 13 weeks ended August 4, 2018.

Recorded separately from Restructuring Charges on the Consolidated Statements of Operations is $1.7 million, or 0.2% as a rate to total revenue, of inventory charges, related to restructuring activities in our United Kingdom and Asia markets, recorded as a reduction in Gross Profit for the 13 weeks ended July 29, 2017.  Additionally, $9.3 million, or 1.1% as a rate to total revenue, for costs related to the planned exit of a joint business venture is recorded within Other Income (Expense), Net for the 13 weeks ended July 29, 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6% or $2.4 million to $42.7 million, compared to $40.3 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.4% this year compared to 4.8% last year.  The increase in expense was driven by omni-channel, stores and IT technology investments.

Other Income (Expense), Net

Other income increased to $0.9 million this year, compared to other expense of $(6.7) million last year.  Included in other expense last year was $9.3 million of costs related to the planned exit of a joint business venture, partially offset by foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended August 4, 2018 was 21.9% compared to 34.0% for the 13 weeks ended July 29, 2017. The decrease in the effective income tax rate for the 13 weeks ended August 4, 2018 is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017, and excess tax benefits from share-based payments in accordance with ASU 2016-09.

Net Income

Net income increased 184%, or $39.1 million, to $60.3 million, or 6.2% as a percent to total net revenue, from $21.2 million, or 2.5% as a percent to total net revenue last year. Net income per share increased 183% to $0.34 per diluted share, from $0.12 per diluted share, including $0.07 of restructuring charges, last year.  The change in net income is attributable to the factors noted above.

Comparison of the 26 weeks ended August 4, 2018 to the 26 weeks ended July 29, 2017

Total Net Revenue

Total net revenue increased 11%, or $181.4 million, to $1.788 billion compared to $1.606 billion last year.  Approximately $50 million of the revenue increase was due to the shifted retail calendar.   The increase resulted from a consolidated comparable sales increase of 9% for the period following a 2% increase last year.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 6%, or $75.6 million, and Aerie brand comparable sales increased 32%, or $57.3 million.  Total comparable sales for AE Brand women’s increased 6% and men’s increased 5%.

For the year to date period, consolidated comparable traffic increased in the high-single digits while transactions increased in the mid-single digits.  Units per transactions increased slightly and AUR increased in the low-single digits.

Gross Profit

Gross profit increased 15% or $87.0 million to $657.5 million compared to $570.5 million last year.  Gross profit last year included $1.7 million or 10 basis points of inventory charges related to restructuring activities in our United Kingdom and Asia markets.  The gross margin rate improved 130 basis points to a rate of 36.8% of revenue.  The increase in the gross margin rate is primarily the result of rent leverage.

There was $5.7 million and $5.3 million of share-based payment expense included in gross profit for the periods ended August 4, 2018 and July 29, 2017, respectively, comprised of both time and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as SG&A.  Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

SG&A expenses increased 11% or $45.5 million to $444.2 million from $398.7 million last year. As a rate to total net revenue, SG&A expenses increased 10 basis points to 24.9%, compared to 24.8% last year. SG&A expense increased primarily as a result of investments in customer-facing store payroll, higher wages, increased incentive expense and advertising.

There was $6.0 million and $4.5 million of share-based payment expense included in SG&A expenses for the periods ended August 4, 2018 and July 29, 2017, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $1.6 million, or 0.1% as a rate to total net revenue, for the 26 weeks ended August 4, 2018. These charges are primarily the result of corporate severance charges.

For the 26 weeks ended July 29, 2017 restructuring charges were $15.2 million, or 1.0% as a rate to total net revenue.  These charges are the result of home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  Recorded separately from Restructuring Charges on the Consolidated Statements of Operations is $1.7 million, or 0.1% as a rate to total revenue, of inventory charges related to restructuring activities recorded as a reduction in Gross Profit in our United Kingdom and Asia markets.  Additionally, $9.3 million, or 0.9% as a rate to total revenue, for costs related to the planned exit of a joint business venture are recorded within Other Income (Expense), Net.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 5% or $4.0 million to $84.7 million, compared to $80.7 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.7% this year compared to 5.0% last year.  The increase in expense was driven by omni-channel, stores and IT technology investments.

Other Income (Expense), Net

Other income increased to $1.4 million this year, compared to other expense of $(6.3) million last year.  Included in other expense last year is $9.3 million of costs related to the planned exit of a joint business venture.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 26 weeks ended August 4, 2018 was 21.9% compared to 33.2% for the 26 weeks ended July 29, 2017. The decrease in the effective income tax rate for the 26 weeks ended August 4, 2018 is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017, and excess tax benefits from share-based payments in accordance with ASU 2016-09.

Net Income

Net income increased 116%, or $53.8 million, to $100.3 million, or 5.6% as a percent to total net revenue, from $46.5 million, or 2.9% as a percent to total net revenue last year. Net income per share increased 115% to $0.56 per diluted share, including $0.01 of restructuring charges from $0.26 per diluted share, including $0.09 of restructuring charges last year.  The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of August 4, 2018, we had 223 stores operated by our third party operators in 25 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 4, 2018, we had 104 Company-owned stores in Canada, 35 in Mexico, 6 in Hong Kong, 5 in China and 6 in Puerto Rico.

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

As of August 4, 2018, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 4, 2018:

	Fair Value Measurements at August 4, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$184,280	$184,280	—	—
Interest bearing deposits	72,886	72,886	—	—
Commercial paper	66,156	66,156	—	—
Total cash and cash equivalents	$323,322	$323,322	—	—
Short-term investments
Certificates of Deposit	40,000	40,000	—	—
Total short-term investments	40,000	40,000
Total	$363,322	$363,322	—	—

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, AEO Direct enhancements, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends.  Additionally, our uses of cash include the development of the Aerie brand, investments in omni-channel capabilities, and our international expansion efforts.   Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we hold a five-year asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in December of 2019. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	August 4,	February 3,	July 29,
	2018	2018	2017
Working Capital (in thousands)	$489,060	$483,309	$345,203
Current Ratio	1.96	2.00	1.73

Working capital increased $5.8 million compared to February 3, 2018 and increased $143.9 million compared to last year. The $5.8 million increase in our working capital as of August 4, 2018, is driven by $152.4 million of cash inflow from operations, offset by capital expenditures of $101.4 million and the payment of cash dividends of $48.6 million. Additionally, we repurchased 2.3 million shares for $44.9 million under our publically announced program during the 26 weeks ended August 4, 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $152.4 million and $53.2 million for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows for Investing Activities

Investing activities for the 26 weeks ended August 4, 2018 primarily consisted of $101.4 million of capital expenditures for property and equipment and $40.0 million of short-term investment purchases. Investing activities for the 26 weeks ended July 29, 2017 primarily included $86.5 million of capital expenditures for property and equipment.

Cash Flows for Financing Activities

Cash used for financing activities for the 26 weeks ended August 4, 2018 consisted primarily of $44.9 million used for purchases of 2.3 million shares of common stock under publically announced programs, $48.6 million for cash dividends paid at a quarterly rate of $0.1375 per share, $18.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $4.6 million for the payments on capital leases, offset by net proceeds from stock options exercised of $15.5 million.

Cash used for financing activities for the 26 weeks ended July 29, 2017 consisted primarily of $87.7 million used for purchases of common stock under publically announced programs, of $44.3 million for cash dividends paid at a quarterly rate of $0.125 per share, $12.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $7.2 million for the payments on capital leases.

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

As of August 4, 2018, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on August 4, 2018.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended August 4, 2018 were $101.4 million and included $59.5 million related to investments in our stores.  In the 13 weeks ended August 4, 2018, we opened 1 new Aerie location.  We opened 1 new Tailgate store and 4 AE stores; 1 in Mexico and 3 in the U.S. to better position ourselves in select markets. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($15.8 million), e-commerce ($15.2 million), the improvement of our distribution centers ($9.6 million), and other home office projects ($1.3 million).

For Fiscal 2018, we expect capital expenditures to be in the range of $180 million to $190 million in support of our expansion efforts, stores investments including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During Fiscal 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021. As of August 4, 2018, 16.7 million shares remain authorized under the current program.

During the 26 weeks ended August 4, 2018, as part of our publicly announced share repurchase program, we repurchased 2.3 million shares for $44.9 million, at a weighted average price of $19.51 per share. During the 26 weeks ended July 29, 2017, as part of our publicly announced share repurchase program, we repurchased 6.0 million shares for $87.7 million, at a weighted average price of $14.59 per share.

During the 26 weeks ended August 4, 2018 and July 29, 2017, we repurchased approximately 0.9 million and 0.8 million shares, respectively, from certain employees at market prices totaling $18.3 million and $12.0 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended August 4, 2018, our Board declared a quarterly cash dividend of $0.1375 per share, which was paid on July 27, 2018.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 4, 2018, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 4, 2018.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 6, 2018 through June 2, 2018)	169,396	$22.56	—	16,700,000
Month #2 (June 3, 2018 through July 7, 2018)	9,040	$23.96	—	16,700,000
Month #3 (July 8, 2018 through August 4, 2018)	2,022	$23.66	—	16,700,000
Total	180,458	$22.64	—	16,700,000

(1)

During the 13 weeks ended August 4, 2018, there were no shares repurchased as part of our publicly announced share repurchase program. There were 0.2 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

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

Dated:  August 30, 2018

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)