Form 10-Q
period 2018-11-03
AMERICAN EAGLE OUTFITTERS INC
filed 2018-12-12
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,432,192 Common Shares were outstanding at December 11, 2018.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	November 3,	February 3,	October 28,
(In thousands, except per share amounts)	2018	2018	2017
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$279,872	$413,613	$257,527
Short-term investments	79,856	-	-
Merchandise inventory	591,671	398,213	534,019
Accounts receivable, net	84,074	78,304	77,113
Prepaid expenses and other	87,995	78,400	61,553
Total current assets	1,123,468	968,530	930,212
Property and equipment, at cost, net of accumulated depreciation	735,714	724,239	726,168
Intangible assets, at cost, net of accumulated amortization	44,164	46,666	46,979
Goodwill	14,898	15,070	14,972
Non-current deferred income taxes	12,796	9,344	29,025
Other assets	50,442	52,464	54,424
Total assets	$1,981,482	$1,816,313	$1,801,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$343,360	$236,703	$330,716
Accrued compensation and payroll taxes	56,991	54,324	43,561
Accrued rent	87,410	83,312	80,580
Accrued income and other taxes	29,340	12,781	17,262
Unredeemed gift cards and gift certificates	30,392	52,347	29,475
Current portion of deferred lease credits	11,337	11,203	12,887
Other liabilities and accrued expenses	48,317	34,551	38,359
Total current liabilities	607,147	485,221	552,840
Non-current liabilities:
Deferred lease credits	48,220	47,977	50,439
Non-current accrued income taxes	7,229	7,269	4,590
Other non-current liabilities	23,474	29,055	30,712
Total non-current liabilities	78,923	84,301	85,741
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 176,407, 177,316 and 177,084 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	565,316	593,770	588,978
Accumulated other comprehensive loss	(39,138)	(30,795)	(34,798)
Retained earnings	2,002,687	1,883,592	1,812,821
Treasury stock, at cost, 73,159, 72,250 and 72,482 shares, respectively	(1,235,949)	(1,202,272)	(1,206,298)
Total stockholders’ equity	1,295,412	1,246,791	1,163,199
Total liabilities and stockholders’ equity	$1,981,482	$1,816,313	$1,801,780

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands, except per share amounts)	2018	2017	2018	2017
Total net revenue	$1,003,707	$960,433	$2,791,522	$2,566,826
Cost of sales, including certain buying, occupancy and warehousing expenses	604,220	585,520	1,734,491	1,621,441
Gross profit	399,487	374,913	1,057,031	945,385
Selling, general and administrative expenses	248,438	217,146	692,644	615,842
Restructuring charges	—	3,695	1,568	18,888
Depreciation and amortization expense	42,416	43,149	127,090	123,878
Operating income	108,633	110,923	235,729	186,777
Other income (expense), net	4,330	(13,243)	5,692	(19,574)
Income before income taxes	112,963	97,680	241,421	167,203
Provision for income taxes	27,491	33,947	55,687	56,997
Net income	$85,472	$63,733	$185,734	$110,206

Net income per basic share	$0.48	$0.36	$1.05	$0.62
Net income per diluted share	$0.48	$0.36	$1.04	$0.61

Cash dividends per common share	$0.1375	$0.125	$0.4125	$0.375

Weighted average common shares outstanding - basic	176,938	177,288	177,033	178,272
Weighted average common shares outstanding - diluted	178,122	179,132	178,278	180,260

Retained earnings, beginning	$1,941,536	$1,772,233	$1,883,592	$1,775,775
Adoption of Accounting Standards Update 2014-09 (see Note 2)	-	-	152	-
Net income	85,472	63,733	185,734	110,206
Cash dividends and dividend equivalents	(24,251)	(22,733)	(73,831)	(68,119)
Reissuance of treasury stock	(70)	(412)	7,040	(5,041)
Retained earnings, ending	$2,002,687	$1,812,821	$2,002,687	$1,812,821

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands)	2018	2017	2018	2017
Net income	$85,472	$63,733	$185,734	$110,206
Other comprehensive income:
Foreign currency translation income (expense)	6,492	(4,677)	8,343	1,504
Other comprehensive income:	6,492	(4,677)	8,343	1,504
Comprehensive income	$91,964	$59,056	$194,077	$111,710

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	November 3,	October 28,
(In thousands)	2018	2017
Operating activities:
Net income	$185,734	$110,206
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131,704	125,370
Share-based compensation	17,833	12,056
Deferred income taxes	(3,955)	19,846
Foreign currency transaction loss (gain)	(1,426)	(5,002)
Changes in assets and liabilities:
Merchandise inventory	(197,120)	(173,020)
Accounts receivable	(5,705)	9,515
Prepaid expenses and other	(5,604)	16,220
Other assets	(1,697)	2,872
Accounts payable	108,334	80,844
Unredeemed gift cards and gift certificates	(21,724)	(23,581)
Deferred lease credits	374	5,287
Accrued compensation and payroll taxes	2,929	(9,499)
Accrued income and other taxes	16,468	5,519
Accrued liabilities	17,444	11,467
Total adjustments	57,855	77,894
Net cash provided by operating activities	243,589	188,100
Investing activities:
Capital expenditures for property and equipment	(143,940)	(134,920)
Purchase of available-for-sale investments	(124,829)	-
Sale of available-for-sale investments	44,973	-
Acquisition of intangible assets	(547)	(645)
Net cash used for investing activities	(224,343)	(135,565)
Financing activities:
Payments on capital leases	(4,927)	(8,705)
Repurchase of common stock as part of publicly announced programs	(70,332)	(87,682)
Repurchase of common stock from employees	(19,060)	(12,300)
Net proceeds from stock options exercised	15,496	225
Cash dividends paid	(71,312)	(66,385)
Net cash used for financing activities	(150,135)	(174,847)
Effect of exchange rates changes on cash	(2,852)	1,226
Net change in cash and cash equivalents	(133,741)	(121,086)
Cash and cash equivalents - beginning of period	413,613	378,613
Cash and cash equivalents - end of period	$279,872	$257,527
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$46,604	$36,822
Cash paid during the period for interest	$832	$818

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at November 3, 2018 and October 28, 2017 and for the 13 and 39 week periods ended November 3, 2018 and October 28, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2017 Annual Report on Form 10-K filed on March 16, 2018 (the “Fiscal 2017 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At November 3, 2018, the Company operated in one reportable segment.

Fiscal Year

The Company’s financial year is a 52 or 53-week year that ends on the Saturday nearest to January 31 (each such period, a “Fiscal Year”). As used herein, “Fiscal 2018” refers to the 52-week period ending February 2, 2019. “Fiscal 2017” refers to the 53-week period ended February 3, 2018.

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

Additionally, in July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases (“ASU 2018-11”) which provides an additional transition method to adopt ASU 2016-02.  We expect to use this new transition approach which allows the comparative periods presented in our financial statements to continue to be reported in accordance with ASC 840, Leases. We anticipate that we will elect the package of practical expedients allowed in the standard, which among other things, allows us to carry forward our historical lease classification. We also anticipate that we will make an accounting policy election to use the practical expedient allowed in the standard to not separate lease and non-lease components when calculating the lease liability under ASU 2016-02.

As of November 3, 2018, the Company had undiscounted future minimum lease commitments under non-cancellable operating leases totaling approximately $1.6 billion.  The Company has formed an implementation team, is substantially complete in identifying its lease population and has begun to input the required information into its existing software used to manage its leases in accordance with this new accounting standard.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized. Under this ASU, the impairment charge to be recognized should be the amount by which the reporting unit's carrying value exceeds the reporting unit's fair value as calculated under Step 1 provided that the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective beginning in 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we determine that goodwill for any of our reporting units is impaired.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into United States dollars (“USD”) (our reporting currency) at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income.

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

The following table sets forth the approximate consolidated percentage of Total Net Revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended
	November 3,	October 28,
	2018	2017
Men’s apparel and accessories	32%	34%
Women’s apparel and accessories (excluding Aerie)	53%	54%
Aerie	15%	12%
Total	100%	100%

The following table disaggregates the Company’s Total Net Revenue by geography:

	13 Weeks Ended
(In thousands)	November 3, 2018	October 28, 2017
Total Net Revenue:
United States	$873,840	$840,632
Foreign (1)	129,867	119,801
Total Net Revenue	$1,003,707	$960,433
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

As of November 3, 2018, short-term investments classified as available-for-sale included certificates of deposit, corporate bonds, and commercial paper with a maturity of greater than three months, but less than one year.

As of October 28, 2017, the Company held no short or long-term investments.

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

As of November 3, 2018, the weighted average remaining useful life of our assets is approximately 8 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No significant long-lived asset impairment charges were recorded during the 13 or 39 weeks ended November 3, 2018 or October 28, 2017.

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

Intangible Assets

Intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s intangible assets, which consist primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No intangible asset impairment charges were recorded during the 13 or 39 weeks ended November 3, 2018 or October 28, 2017.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.6 million of revenue related to gift card breakage during both the 13 weeks ended November 3, 2018 and October 28, 2017. During the 39 weeks ended November 3, 2018 and October 28, 2017, the Company recorded $6.2 million and $6.1 million, respectively, of revenue related to gift card breakage.

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

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASU 2014-09.  The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method.  Additionally, reward points earned using the co-branded credit card on non-AEO or Aerie purchases are accounted for in accordance with ASU 2014-09.  As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments is recorded in cost of sales.  The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption.

Sales Return Reserve

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the impact of adjustments to its sales return reserve quarterly within total net revenue and cost of sales. The net Sales Return Reserve reflects an estimate of sales returns based on projected merchandise returns determined through the use of historical average return percentages.

As of November 3, 2018, the Company recorded a Right of Return Asset of $3.9 million within Prepaid Expenses and Other on the Consolidated Balance Sheet, offset by a Sales Return Reserve Liability of $11.1 million within Other Liabilities and Accrued Expenses on the Consolidated Balance Sheet.  The net Sales Return Reserve Liability was $5.2 million, recorded within Other Liabilities and Accrued Expenses, at October 28, 2017.

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

3.  Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and available-for-sale short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	November 3, 2018	February 3, 2018	October 28, 2017
Cash and cash equivalents:
Cash	$156,250	$184,107	$185,546
Interest bearing deposits	93,733	174,577	71,981
Commercial paper	29,889	54,929	—
Total cash and cash equivalents	$279,872	$413,613	$257,527
Short-term investments
Certificates of deposit	55,000	—	—
Corporate bonds	9,997	—	—
Commercial paper	14,859	—	—
Total short-term investments	79,856	—	—
Total cash and short-term investments	$359,728	$413,613	$257,527

For the 39 weeks ended November 3, 2018, purchases of investments were $124.8 million, partially offset by sale of investments of $45.0 million.  There were no sales or purchases of investments for the 39 weeks ended October 28, 2017.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis at November 3, 2018 and October 28, 2017:

	Fair Value Measurements at November 3, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$156,250	$156,250
Interest bearing deposits	93,733	93,733
Commercial paper	29,889	29,889
Total cash and cash equivalents	279,872	279,872
Short-term investments
Certificates of deposit	55,000	55,000
Corporate bonds	9,997	9,997
Commercial paper	14,859	14,859
Total short-term investments	79,856	79,856
Total	$359,728	$359,728

	Fair Value Measurements at October 28, 2017
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$185,546	$185,546
Interest bearing deposits	71,981	71,981
Total cash and cash equivalents	$257,527	$257,527

In the event the Company holds Level 3 investments, a discounted cash flow model is used to value those investments. There were no Level 3 investments at November 3, 2018 or October 28, 2017.

Non-Financial Assets

The Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an annual impairment test is required, and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value.  During the 13 and 39 weeks ended for November 3, 2018, no significant non-financial asset impairment charges were recorded.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands)	2018	2017	2018	2017
Weighted average common shares outstanding:
Basic number of common shares outstanding	176,938	177,288	177,033	178,272
Dilutive effect of stock options and non-vested restricted stock	1,184	1,844	1,245	1,988
Diluted number of common shares outstanding	178,122	179,132	178,278	180,260

Equity awards to purchase approximately 0.7 million and no shares of common stock during the 13 and 39 weeks ended November 3, 2018, respectively and approximately 2.5 million shares of common stock during both the 13 and 39 weeks ended October 28, 2017, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

Additionally, approximately 0.4 million shares of restricted stock units for the 13 and 39 weeks ended November 3, 2018, and 0.1 and 0.9 million shares of restricted stock units for the 13 and 39 weeks ended October 28, 2017, respectively, were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive. Furthermore, approximately 1.0 million and 1.3 million shares of restricted stock units for the 13 and 39 weeks ended November 3, 2018, respectively, and  0.1 million and 0.9 million shares of restricted stock units for the 13 and 39 weeks ended October 28, 2017, respectively, were not included in the computation of weighted average diluted common shares amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established annual performance goals.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	November 3,	February 3,	October 28,
(In thousands)	2018	2018	2017
Property and equipment, at cost	$2,136,945	$2,023,875	$1,994,071
Less: Accumulated depreciation and impairment	(1,401,231)	(1,299,636)	(1,267,903)
Property and equipment, net	$735,714	$724,239	$726,168

7.  Intangible Assets

Intangible assets consist of the following:

	November 3,	February 3,	October 28,
(In thousands)	2018	2018	2017
Trademarks, at cost	$70,869	$70,322	$69,623
Less: Accumulated amortization	(26,705)	(23,656)	(22,644)
Intangible assets, net	$44,164	$46,666	$46,979

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

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets and have been further secured by first-priority liens on certain real property.

As of November 3, 2018, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of November 3, 2018.

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

Total share-based compensation expense included in the Consolidated Statements of Operations and Retained Earnings for the 13 weeks and 39 weeks ended November 3, 2018 was $6.2 million ($4.7 million, net of tax) and $17.8 million ($13.7 million, net of tax), respectively, and for the 13 weeks and 39 weeks ended October 28, 2017 was $2.3 million ($1.5 million, net of tax) and $12.1 million ($7.9 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 13 weeks ended November 3, 2018 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2018	2,190	$14.59
Granted	715	$19.60
Exercised (1)	(993)	$15.60
Cancelled	—	$—
Outstanding - November 3, 2018	1,912	$16.75	5.5	$10,507
Vested and expected to vest - November 3, 2018	1,777	$16.69	5.5	$9,872
Exercisable - November 3, 2018 (2)	171	$14.92	5.1	$1,256

(1)	Options exercised during the 39 weeks ended November 3, 2018 had exercise prices ranging from $13.70 to $19.89.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on November 3, 2018.

Cash received from the exercise of stock options was $15.5 million for the 39 weeks ended November 3, 2018 and $0.2 million for the 39 weeks ended October 28, 2017. The actual tax benefit realized from stock option exercises totaled $0.9 million for the 39 weeks ended November 3, 2018 and $0.7 million for the 39 weeks ended October 28, 2017.

As of November 3, 2018, there was $5.7 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended	39 Weeks Ended
	November 3,	October 28,
Black-Scholes Option Valuation Assumptions	2018	2017
Risk-free interest rate (1)	2.6%	2.1%
Dividend yield	2.5%	3.1%
Volatility factor (2)	39.5%	38.5%
Weighted-average expected term (3)	4.5 years	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

Restricted Stock Grants

Time-based restricted stock awards are comprised of time-based restricted stock units.  These awards vest over three years.  Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

Performance-based restricted stock awards include performance-based restricted stock units.  These awards cliff vest at the end of a three-year period based upon the achievement of pre-established goals throughout the term of the award.  Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of all restricted stock awards is based on the closing market price per share of the Company’s common stock or certain market conditions on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock		Performance and Market-Based Restricted Stock
	39 Weeks Ended		39 Weeks Ended
	November 3, 2018		November 3, 2018
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - February 3, 2018	2,189	$13.27	2,138	$15.16
Granted	930	$24.52	698	$21.74
Vested	(1,033)	$14.00	(930)	$14.87
Cancelled	(104)	$13.65	(18)	$15.42
Nonvested - November 3, 2018	1,982	$17.95	1,888	$17.44

As of November 3, 2018, there was $24.2 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.1 years. Based on current probable performance, there is $6.2 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three -year period.

As of November 3, 2018, the Company had 6.9 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended November 3, 2018 was 24.3% compared to 34.8% for the 13 weeks ended October 28, 2017.  The effective income tax rate for the 39 weeks ended November 3, 2018 was 23.1% compared to 34.1% for the 39 weeks ended October 28, 2017.  The decrease in the effective income tax rate for the 13 weeks ended November 3, 2018 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. The decrease in the effective income tax rate for the 39 weeks ending November 3, 2018 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the Tax Act, and excess tax benefits from share-based payments in accordance with ASU 2016-09.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended November 3, 2018. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $3.2 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), when accounting for the enactment-date effects of the Tax Act. At November 3, 2018, the Company has not completed its accounting for the tax effects of the Tax Act; however, it has made reasonable estimates of the tax effects. During the three months ended November 3, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at February 3, 2018 related to the remeasurement of its deferred balances and the one-time transition tax.  In all cases, the Company is continuing to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Tax Act are clarified by the taxing authorities. See Note 14 to the Consolidated Financial Statements in the Fiscal 2017 Form 10-K for further details on the Tax Act and SAB 118.

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

12.  Restructuring Charges

During the 39 weeks ended November 3, 2018, the Company recorded pre-tax restructuring charges of $1.6 million. This amount consists primarily of charges for corporate severance costs. The Company may incur additional charges for corporate and international restructuring in Fiscal 2018. The magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

During the 13 and 39 weeks ended October 28, 2017, the Company recorded pre-tax restructuring related charges of $3.7 million and $29.9 million, respectively. These amounts consist of costs related to the planned exit of a joint business venture; charges for home office restructuring; and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the Company owned and operated United Kingdom stores was completed in the 39 weeks ended October 28, 2017.

	39 Weeks Ended	13 Weeks Ended	39 Weeks Ended
	November 3,	October 28,	October 28,
(In thousands)	2018	2017	2017
Severance and related employee costs	$1,568	$2,431	$9,592
Lease termination and store closure costs	—	1,264	9,296
Total cash restructuring charges (1)	1,568	3,695	18,888

Joint business venture charges (2)	—	—	9,311
Inventory charges (3)	—	—	1,669
Total restructuring and related charges	$1,568	$3,695	$29,868
(1)

Cash charges of $1.6 million for the 39 weeks ended November 3, 2018 consisted primarily of charges for corporate severance costs; and $3.7 million and $18.9 million for the 13 and 39 weeks ended October 28, 2017, respectively, for lease termination, store closures and severance were recorded within Restructuring Charges on the Consolidated Statements of Operations and Retained Earnings.

(2)

$9.3 million ($5.1 million cash and $4.2 million non-cash) of charges related to the planned exit of a joint business venture were recorded within Other (Expense) Income, Net on the Consolidated Statements of Operations and Retained Earnings.

(3)

Non-cash inventory charges of $1.7 million related to restructuring activities for our United Kingdom and Asia markets recorded as a reduction in Gross Profit on the Consolidated Statements of Operations and Retained Earnings.

A roll forward of the liabilities recognized in the Consolidated Balance Sheet is as follows.  The accrued liability as of February 3, 2018 relates to previous restructuring activities disclosed in the Company’s Fiscal 2017 Form 10-K, which remained unpaid at the beginning of Fiscal 2018.

39 Weeks Ended
November 3,
(In thousands)	2018
Accrued liability as of February 3, 2018	$7,650
Add: Costs incurred, excluding non-cash charges	1,568
Less: Cash payments and adjustments	(5,284)

Accrued liability as of November 3, 2018	$3,934

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of approximately 15 to 20 American Eagle Outfitters stores and 10 to 15 Aerie stores, and the addition of 20 to 25 Aerie side-by-side format stores to existing American Eagle Outfitters store locations in North America during Fiscal 2018;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 60 to 70 American Eagle Outfitters stores in the United States and Canada for remodeling and refurbishing during Fiscal 2018;
•	the potential closure of approximately 10 to 15 American Eagle Outfitters and 5 to 10 Aerie stores, primarily in North America during Fiscal 2018;
•	the planned opening of approximately 45 to 50 new international third-party operated American Eagle Outfitters stores during Fiscal 2018;
•	the success of our core American Eagle Outfitters and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	our performance during the year-end holiday selling season;
•	our ability to predict inventory turnover;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, dividends, and working capital requirements;
•

the possibility that our product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China), currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons; and

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

AEO Direct sales are included in the individual American Eagle Outfitters and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, apps, mobile/tablet devices, social networks, email, in-store displays and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic. We also offer a reserve online, pickup in store service to our customers and give them the ability to look up store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) is the most appropriate, given customer behavior.

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

Cash flow and liquidity — Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position.  Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow will be sufficient to fund anticipated capital expenditures, dividends and working capital requirements.

Results of Operations

Overview

Our third quarter produced the fifteenth consecutive quarter of positive comparable sales increase and our first-ever third quarter with revenue over $1 billion. Total net revenue increased 5% to $1.004 billion and consolidated comparable sales, including AEO Direct, increased 8%, following a 3% increase last year.  By brand, American Eagle comparable sales increased 5%, building on a 1% increase last year.  Aerie’s comparable sales increased 32%, following a 19% increase last year, marking the 16th consecutive quarter of double-digit comp growth.

Gross profit increased 7% or $24.6 million to $399.5 million compared to $374.9 million last year.  The gross margin rate improved 80 basis points to a rate of 39.8% of revenue.  The increase was a result of lower markdowns and lower rent as a percentage of sales, partially offset by higher delivery costs.

Selling, general and administrative (“SG&A”) expenses increased 14% or $31.3 million to $248.4 million from $217.1 million last year. As a percentage of total net revenue, SG&A expenses increased 220 basis points to 24.8%, compared to 22.6% last year.  The increase was due to investments in customer experience, our brands, and our associates.

Net income for the quarter increased 34% to $85.5 million, or $0.48 per diluted share, compared to $63.7 million, or $0.36 per diluted share last year, which included $0.01 per share of restructuring charges.  Net income per diluted share this year increased 30% to $0.48 per share, compared to adjusted net income per diluted share of $0.37 last year (see the reconciliation to GAAP net income per diluted share below).

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

During the third quarter of 2018, we returned $50 million to shareholders through share repurchases of $25.4 million, and cash dividends of $24.3 million, bringing our year-to-date total return to shareholders to approximately $142 million consisting of share repurchases of $70.3 million and cash dividends of $71.3 million.  We had $359.7 million in cash and short-term investments as of November 3, 2018 compared to $257.5 million last year.  Merchandise inventory at the end of the third quarter was $591.7 million, compared to $534.0 million last year, an 11% increase.  This is primarily due to strong demand, our clearance store strategy and the timing of holiday receipts.

This results of operations section contains a non-GAAP financial measures (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. This amount is not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

13 Weeks Ended
October 28,
2017
Net income per diluted share - GAAP Basis	$0.36
Add: Restructuring charges (1)	0.01
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.37

(1)	$3.7 million pre-tax restructuring related charges, consisting of corporate severance related charges ($2.4 million) and corporate lease buyouts of ($1.3 million)

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations and Retained Earnings.

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.2	61.0	62.1	63.2
Gross profit	39.8	39.0	37.9	36.8
Selling, general and administrative expenses	24.8	22.6	24.8	24.0
Restructuring charges	0.0	0.4	0.1	0.8
Depreciation and amortization expense	4.2	4.5	4.6	4.8
Operating income	10.8	11.5	8.5	7.2
Other income (expense), net	0.4	(1.4)	0.2	(0.8)
Income before income taxes	11.2	10.1	8.7	6.4
Provision for income taxes	2.7	3.5	2.0	2.2
Net Income	8.5%	6.6%	6.7%	4.2%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Number of stores:
Beginning of period	1,054	1,057	1,047	1,050
Opened	7	5	18	26
Closed	(4)	(4)	(8)	(18)
End of period	1,057	1,058	1,057	1,058
Total gross square feet at end of period (in '000)	6,662	6,641	6,662	6,641
International licensed/franchise stores at end of period (1)	223	205	223	205

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 941 American Eagle Outfitters retail stores (which include 142 Aerie side-by-side locations), 110 Aerie stand-alone locations and AEO Direct. Additionally, there were 5 Tailgate and 1 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended November 3, 2018 to the 13 weeks ended October 28, 2017

Total Net Revenue

Total net revenue increased 5%, or $43.3 million, to $1.004 billion compared to $960.4 million last year.  As a result of the shifted 2018 retail calendar, approximately $40 million of total net revenue shifted out of the third quarter and was recorded in the second quarter.

Consolidated comparable sales increase of 8% for the period following a 3% increase last year.  By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 5%, or $38.9 million, and Aerie brand comparable sales increased 32%, or $28.9 million.  Third quarter 2018 comparable sales are compared to the 13 weeks ended November 4, 2017 due to the shifted retail calendar.

For the third quarter, consolidated comparable traffic increased in the high-single digits while transactions increased in the mid-single digits.  UPT increased in the low-single digits and AUR increased slightly.

Gross Profit

Gross profit increased 7% or $24.6 million to $399.5 million compared to $374.9 million last year.  The gross margin rate improved 80 basis points to a rate of 39.8% of revenue.  The increase was a result of lower markdowns and lower rent as a percentage of sales, slightly offset by higher delivery costs from increased AEO Direct penetration and sales volume.

There was $2.9 million and $2.0 million of share-based payment expense included in gross profit for the periods ended November 3, 2018 and October 28, 2017 respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 14% or $31.3 million to $248.4 million from $217.1 million last year. As a percentage of total net revenue, SG&A expenses increased 220 basis points to 24.8%, compared to 22.6% last year.  The dollar increase primarily supported key investments in our brands, the customer experience and our associates with increases in store payroll, higher wages, and incremental advertising and incentive expense.

There was $3.3 million and $0.3 million of share-based payment expense included in SG&A expenses for the periods ended November 3, 2018 and October 28, 2017, respectively, comprised of both time and performance-based awards.

Restructuring Charges

There were no restructuring charges recorded for the 13 weeks ended November 3, 2018.  For the 13 weeks ended October 28, 2017 restructuring charges were $3.7 million, or 0.4% as a percentage of total net revenue.  These charges were the result of corporate severance related charges of $2.4 million and $1.3 million of corporate lease buyout charges.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 2% or $0.7 million to $42.4 million, compared to $43.1 million last year.  As a percentage of total net revenue, depreciation and amortization expense was 4.2% this year compared to 4.5% last year.

Other Income (Expense), Net

Other income increased to $4.3 million this year, compared to other expense of $(13.2) million last year.  The increase is primarily attributable to increased interest income and a benefit from a vendor settlement.  Included in other expense last year was a $13.9 million discrete charge, associated with a reserve against a receivable.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended November 3, 2018 was 24.3% compared to 34.8% for the 13 weeks ended October 28, 2017. The decrease in the effective income tax rate for the 13 weeks ended November 3, 2018 is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017.

Net Income

Net income increased 34%, or $21.7 million, to $85.5 million, or 8.5% as a percent of total net revenue, from $63.7 million, or 6.6% as a percent of total net revenue last year. Net income per share increased 33% to $0.48 per diluted share, from $0.36 per diluted share last year, which included $0.01 of restructuring related charges and $0.05 per share of a discrete charge associated with a reserve against a receivable.  The change in net income is attributable to the factors noted above.

Comparison of the 39 weeks ended November 3, 2018 to the 39 weeks ended October 28, 2017

Total Net Revenue

Total net revenue increased 9%, or $224.7 million, to $2.792 billion compared to $2.567 billion last year.  The increase resulted from a consolidated comparable sales increase of 9% for the period following a 2% increase last year.  Approximately $15 million of the revenue increase was due to the shifted retail calendar.

By brand, including the respective AEO Direct sales, American Eagle Outfitters brand comparable sales increased 5%, or $114.5 million, and Aerie brand comparable sales increased 32%, or $86.2 million.

For the year to date period, consolidated comparable traffic increased in the high-single digits while transactions increased in the mid-single digits.  UPT increased slightly and AUR increased in the low-single digits.

Gross Profit

Gross profit increased 12% or $111.6 million to $1.057 billion compared to $945.4 million last year.  Gross profit last year included $1.7 million or 10 basis points of inventory charges related to restructuring activities in our United Kingdom and Asia markets.  The gross margin rate improved 110 basis points to a rate of 37.9% of revenue.  The increase in the gross margin rate is primarily the result of lower rent as a percentage of sales and lower markdowns.

There was $8.5 million and $7.2 million of share-based payment expense included in gross profit for the periods ended November 3, 2018 and October 28, 2017, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 12% or $76.8 million to $692.6 million from $615.8 million last year. As a percentage of total net revenue, SG&A expenses increased 80 basis points to 24.8%, compared to 24.0% last year. SG&A expense increased primarily as a result of investments in customer-facing store payroll, higher wages, increased incentive expense and advertising.

There was $9.3 million and $4.8 million of share-based payment expense included in SG&A expenses for the periods ended November 3, 2018 and October 28, 2017, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $1.6 million, or 0.1% as a percentage of total net revenue, for the 39 weeks ended November 3, 2018. These charges are primarily the result of corporate severance charges.

For the 39 weeks ended October 28, 2017 restructuring charges were $18.9 million, or 0.8% as a percentage of total net revenue.  These charges are the result of home office restructuring and the previously announced initiative to explore the closure or conversion of Company owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  Recorded separately from Restructuring Charges on the Consolidated Statements of Operations and Retained Earnings is $1.7 million, or 0.1% as percentage of total revenue, of inventory charges related to restructuring activities recorded as a reduction in Gross Profit in our United Kingdom and Asia markets.  Additionally, $9.3 million, or 0.4% as a percentage of total revenue, for costs related to the planned exit of a joint business venture are recorded within Other Income (Expense), Net.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 3% or $3.2 million to $127.1 million, compared to $123.9 million last year.  As a percentage of total net revenue, depreciation and amortization expense was 4.6% this year compared to 4.8% last year.  The increase in expense was driven by omni-channel, stores and IT technology investments.

Other Income (Expense), Net

Other income increased to $5.7 million this year, compared to other expense of $(19.6) million last year.  Included in other expense last year was a $16.0 million discrete charge associated with a reserve against a receivable, along with $9.3 million of costs related to the planned exit of a joint business venture, partially offset by foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 39 weeks ended November 3, 2018 was 23.1% compared to 34.1% for the 39 weeks ended October 28, 2017. The decrease in the effective income tax rate for the 39 weeks ended November 3, 2018 is primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017, and excess tax benefits from share-based payments in accordance with ASU 2016-09.

Net Income

Net income increased 69%, or $75.5 million, to $185.7 million, or 6.7% as a percent to total net revenue, from $110.2 million, or 4.2% as a percent to total net revenue last year. Net income per share increased 70% to $1.04 per diluted share, including $0.01 of restructuring charges, from $0.61 per diluted share, including $0.11 of restructuring charges and $0.05 per share of a discrete charge associated with a reserve against a receivable last year.  The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle Outfitters stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of November 3, 2018, we had 223 stores operated by our third party operators in 25 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of November 3, 2018, we had 104 Company-owned stores in Canada, 37 in Mexico, 6 in Hong Kong, 4 in China and 6 in Puerto Rico.

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

As of November 3, 2018, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of November 3, 2018:

	Fair Value Measurements at November 3, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$156,250	$156,250
Interest bearing deposits	93,733	93,733
Commercial paper	29,889	29,889
Total cash and cash equivalents	279,872	279,872
Short-term investments
Certificates of deposit	55,000	55,000
Corporate bonds	9,997	9,997
Commercial paper	14,859	14,859
Total short-term investments	79,856	79,856
Total	$359,728	$359,728

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

The following sets forth certain measures of our liquidity:

	November 3,	February 3,	October 28,
	2018	2018	2017
Working Capital (in thousands)	$516,321	$483,309	$377,372
Current Ratio	1.85	2.00	1.68

Working capital increased $33.0 million compared to February 3, 2018 and increased $138.9 million compared to last year. The $33.0 million increase in our working capital as of November 3, 2018, is driven by $243.6 million of cash inflow from operations, partially offset by capital expenditures of $143.9 million and the payment of cash dividends of $71.3 million. Additionally, we repurchased 3.3 million shares for $70.3 million under our publicly announced program during the 39 weeks ended November 3, 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $243.6 million and $188.1 million for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows for Investing Activities

Investing activities for the 39 weeks ended November 3, 2018 primarily consisted of $143.9 million of capital expenditures for property and equipment and $79.9 million of net short-term investment purchases, classified as available-for-sale. Investing activities for the 39 weeks ended October 28, 2017 primarily included $134.9 million of capital expenditures for property and equipment.

Cash Flows for Financing Activities

Cash used for financing activities for the 39 weeks ended November 3, 2018 consisted primarily of $70.3 million used for purchases of 3.3 million shares of common stock under publicly announced programs, $71.3 million for cash dividends paid at a quarterly rate of $0.1375 per share, $19.1 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $4.9 million for the payments on capital leases, offset by net proceeds from stock options exercised of $15.5 million.

Cash used for financing activities for the 39 weeks ended October 28, 2017 consisted primarily of $87.7 million used for purchases of common stock under publicly announced programs, $66.4 million for cash dividends paid at a quarterly rate of $0.125 per share, $12.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments and $8.7 million for the payments on capital leases.

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

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory and certain other assets and have been further secured by first-priority liens on certain real property.

As of November 3, 2018, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on November 3, 2018.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended November 3, 2018 were $143.9 million and included $84.4 million related to investments in our stores.  In the 13 weeks ended November 3, 2018, we opened 2 new Aerie locations.  We opened 5 American Eagle stores; 2 in Mexico and 3 in the U.S. to better position ourselves in select markets. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($22.1 million), e-commerce ($23.6 million), the improvement of our distribution centers ($12.5 million), and other home office projects ($1.3 million).

For Fiscal 2018, we expect total capital expenditures to be in the range of $180 million to $190 million in support of our expansion efforts, stores investments including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During Fiscal 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021. As of November 3, 2018, 15.7 million shares remain authorized under the current program.

During the 39 weeks ended November 3, 2018, as part of our publicly announced share repurchase program, we repurchased 3.3 million shares for $70.3 million, at a weighted average price of $21.31 per share. During the 39 weeks ended October 28, 2017, as part of our publicly announced share repurchase program, we repurchased 6.0 million shares for $87.7 million, at a weighted average price of $14.59 per share.

During the 39 weeks ended November 3, 2018 and October 28, 2017, we repurchased approximately 0.9 million and 0.8 million shares, respectively, from certain employees at market prices totaling $19.1 million and $12.3 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

Dividends

During the 13 weeks ended November 3, 2018, our Board declared a quarterly cash dividend of $0.1375 per share, which was paid on October 26, 2018.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 3, 2018, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Off Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 3, 2018.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 5, 2018 through September 1, 2018)	1,000,787	$25.42	1,000,000	15,700,000
Month #2 (September 2, 2018 through October 6, 2018)	—	$-	—	15,700,000
Month #3 (October 7, 2018 through November 3, 2018)	32,225	$22.95	—	15,700,000
Total	1,033,012	$25.34	1,000,000	15,700,000

(1)

During the 13 weeks ended November 3, 2018, there were 1.0 million shares repurchased as part of our publicly announced share repurchase program. There were 33,012 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2016, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.

ITEM 6. EXHIBITS.

* Exhibit 10.1 * Exhibit 10.2 * Exhibit 31.1

Notice of Long Term Incentive Grant of Special Engagement and Retention Restricted Stock Units

Notice of Grant of Special Engagement and Retention Restricted Stock Units

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

Dated:  December 12, 2018

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)