Form 10-K
period 2019-02-02
AMERICAN EAGLE OUTFITTERS INC
filed 2019-03-14
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33338

American Eagle Outfitters, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 13-2721761 (I.R.S. Employer Identification No.)

77 Hot Metal Street, Pittsburgh, PA	15203-2329
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(412) 432-3300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value (Title of class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 4, 2018 was $4,233,230,262.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 172,584,549 Common Shares were outstanding at March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders scheduled to be held on June 6, 2019 are incorporated into Part III herein.

AMERICAN EAGLE OUTFITTERS, INC.

PART I

Item 1. Business.

General

American Eagle Outfitters, Inc., (“AEO Inc.,” the “Company,” “we,” “our”) a Delaware corporation, was founded in 1977.  We are a leading multi-brand specialty retailer, and we operate and license over 1,200 retail stores and online at www.ae.com and www.aerie.com in the United States and internationally.  Our brands are connected under the core tenet of Real, which is inclusive, optimistic and celebrates self-expression.  We offer a broad assortment of high-quality, on-trend apparel and accessories at affordable prices for men and women under the American Eagle brand, and intimates, apparel and personal care products for women under the Aerie brand.  AEO Inc. operates stores in the United States, Canada, Mexico, Hong Kong, and China. As of February 2, 2019, we operated 934 American Eagle stores and 115 Aerie stand-alone stores.  We also have license agreements with third-parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America and the Middle East.  Our licensed store base has grown to 231 locations in 24 countries.  We also operate two emerging brands to complement our existing brands: Tailgate, a vintage, sports-inspired apparel brand, and Todd Snyder New York, a premium menswear brand.

A five-year summary of certain financial and operating information can be found in Part II, Item 6, Selected Consolidated Financial Data, of this Form 10-K.  See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

Fiscal Year

Our fiscal year is a 52 or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2019” refers to the 52-week period that will end on February 1, 2020.  “Fiscal 2018” refers to the 52-week period ended February 2, 2019, “Fiscal 2017” refers to the 53-week period ended February 3, 2018 and “Fiscal 2016” refers to the 52-week period ended January 28, 2017.

Brands

American Eagle

We are an American brand rooted in our denim heritage and passionate about providing the highest-quality products. Since 1977, American Eagle (or “AE”) has offered an assortment of specialty apparel and accessories for women and men that enables self-expression and empowers our customers to celebrate their individuality. The brand has broadened its leadership in jeans by producing innovative fabric with options for all styles and fits at a value. We aren’t just passionate about making great clothing, we’re passionate about making real connections with the people who wear them.

As of February 2, 2019, AE operated 934 stores and online at www.ae.com.

Aerie

Aerie is a lifestyle brand and is committed to making all women feel good about their REAL selves.  We offer intimates, apparel, activewear and swim collections. With the #AerieREAL™ movement, Aerie celebrates its community by advocating for body positivity and the empowerment of all women. Aerie believes in inspiring customers to love their real selves, inside and out.

As of February 2, 2019, the Aerie brand operated 115 stand-alone stores and 147 side-by-side stores connected to AE brand stores.  In addition, the Aerie brand merchandise is sold online at www.aerie.com and certain items are sold in AE brand stores.

Other brands

Tailgate is a vintage, sports-inspired apparel brand with a college town store concept. As of February 2, 2019, the Tailgate brand operated five stores and is available online at www.ae.com.

Todd Snyder New York is a premium menswear brand. As of February 2, 2019, the Todd Snyder brand operated one stand-alone store and online at www.ToddSnyder.com.

Key Business Priorities & Strategy

We are focused on driving our brands forward and delivering an exceptional customer experience across channels.  Our current priorities include:

•	Delivering innovation, quality and outstanding value to our customers;
•	Leveraging American Eagle’s leading position in jeans and bottoms to “own the outfit”, by selling existing and new product categories to customers;
•	Continuing to accelerate the growth of Aerie as a leading intimates-inspired lifestyle brand, differentiated by its purpose of allowing women to feel good about their REAL selves;
•	Growing our brands globally, using the appropriate ownership structure to balance risk/return in each market; and
•	Focusing on delivering consistent profitable revenue growth and continuing to invest in high return projects that create shareholder value.

Real Estate

We ended Fiscal 2018 with a total of 1,286 stores, consisting of 1,055 Company-owned stores and 231 licensed store locations. Our AE brand stores average approximately 6,600 gross square feet and approximately 5,300 on a selling square foot basis. Our Aerie brand stand-alone stores average approximately 3,700 gross square feet and approximately 3,000 on a selling square foot basis. The gross square footage of our Company-owned stores increased by 1.0% to 6.6 million during Fiscal 2018.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the United States, Canada, Mexico, China and Hong Kong.

Refer to Note 15 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding prior year impairment and restructuring charges in China, Hong Kong and the United Kingdom.

The following table provides the number of our Company-owned stores in operation as of February 2, 2019 and February 3, 2018.

	February 2,	February 3,
	2019	2018
AE Brand:
United States	800	802
Canada	86	85
Mexico	38	34
China	4	6
Hong Kong	6	6
Total AE Brand	934	933
Aerie Brand:
United States	97	91
Canada	18	18
Total Aerie Brand	115	109
Tailgate	5	4
Todd Snyder	1	1
Total Consolidated	1,055	1,047

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2018	1,047	29	(21)	1,055
2017	1,050	31	(34)	1,047
2016	1,047	29	(26)	1,050
2015	1,056	23	(32)	1,047
2014	1,066	60	(70)	1,056

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

As of February 2, 2019, our products were sold in 231 locations operated by licensees in 24 countries as provided in the following table. We plan to continue to increase the number of locations under these types of arrangements as part of our disciplined approach to global expansion.

	February 2,	February 3,
	2019	2018
Israel	47	42
Japan	34	34
Saudi Arabia	26	20
South Korea	16	20
Chile	16	15
Colombia	16	15
UAE	14	13
Philippines	12	10
Greece	7	6
Thailand	6	6
India	6	0
Kuwait	5	3
Lebanon	5	5
Qatar	4	4
Egypt	4	3
Panama	2	3
Bahrain	2	2
Costa Rica	2	2
Guatemala	2	2
Curacao	1	1
Dominican Republic	1	1
Jordan	1	1
Oman	1	1
Peru	1	1
Singapore	0	2
Morocco	0	2
Total Licensed Stores	231	214

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

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience.  Our U.S. and Canadian distribution centers are fully omni-channel and service both stores and digital businesses.  We offer the ability for customers to seamlessly return product via any channel regardless of where it was originally purchased. Our store-to-door capability enables store customers to make purchases from online inventory while shopping in our stores.  Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing inventory exposure to digital traffic.  We also offer a reserve online, pick up in store service to our customers which gives customers the ability to select in-store inventory from all digital channels.  We plan to continue to optimize these tools and services to continue to enhance and improve the total customer shopping experience.

Customer Loyalty Program

We offer AEO Connected, a new, highly-digitized loyalty program serving all American Eagle and Aerie customers. Members enjoy greater convenience, more rewards and a positive customer experience.

AEO Connected highlights include:

•	Upgraded rewards for our best customers and brand advocates
•	Full integration with AE and Aerie’s branded credit cards
•	Special perks for purchasing key items, jeans and bras
•	Exclusive member access to concerts, festivals and special events

Under AEO Connected, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is currently 45 days from the issuance date of the reward. Rewards not redeemed during the 45-day redemption period are forfeited.  Additional rewards are also given for key items such as jeans and bras.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2018, we purchased substantially all of our merchandise from non-North American suppliers.  We sourced merchandise through approximately 300 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier.  Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

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

Regulation

We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. Substantially all of our products are manufactured by foreign suppliers and imported by us, and we are subject to a variety of trade laws, customs regulations and international trade agreements.  Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies and regulations, including, in the U.S., the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, marketing, licensing requirements, and consumer product safety requirements and regulatory testing.  We are also subject to regulations governing our employees both globally and in the U.S., and by disclosure and reporting requirements for publicly traded companies established under existing or new federal or state laws, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”).

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

In the U.S. and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including TODD SNYDER®, TAILGATE® and our pocket stitch designs.

Our registered trademarks are renewable indefinitely, and their registrations are properly maintained in accordance with the laws of the country in which they are registered.  We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use, renew, and enforce our trademarks in accordance with our business plans.

Employees

As of February 2, 2019, we had approximately 45,000 employees in the United States, Canada, Mexico, Hong Kong and China of whom approximately 36,000 were part-time or seasonal hourly employees.

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

Executive Officers of the Registrant

Jennifer M. Foyle, age 52, has served as our Global Brand President – Aerie since January 2015.  Prior thereto, Ms. Foyle served as Executive Vice President, Chief Merchandising Officer – Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014.  Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010.  In addition, she held various positions at J. Crew Group, Inc., including Chief Merchandising Officer, from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 – 2003 and held various roles at Bloomingdales from 1988-1999.

Charles F. Kessler, age 46, has served as our Global Brand President – American Eagle since January 2015.  Prior thereto, he served as our Executive Vice President, Chief Merchandising and Design Officer – American Eagle from February 2014 to January 2015.  Prior to joining us, Mr. Kessler served as Chief Merchandising Officer at Urban Outfitters, Inc. from October 2011 to November 2013 and as Senior Vice President, Corporate Merchandising at Coach, Inc. from July 2010 to October 2011.  Prior to that time, Mr. Kessler held various positions with Abercrombie & Fitch Co. from 1994 to 2010, including Executive Vice President, Female Merchandising from 2008 to 2010.

Robert L. Madore, age 54, has served as our Executive Vice President and Chief Financial Officer since October 2016. Prior to joining us, Mr. Madore served as the Chief Financial Officer of Ralph Lauren Corporation from April 2015 to September 2016. Prior to that role, he held a number of key financial and operational roles at the Ralph Lauren Corporation, including Senior Vice President of Corporate Finance from December 2010 to March 2015, and Senior Vice President of Operations and Chief Financial Officer of its retail division from 2004 to December 2010. Prior to that time, Mr. Madore was Chief Financial Officer for New York & Company from 2003 to 2004, and served as Chief Operating Officer and Chief Financial Officer of FutureBrand, a division of McCann Erickson, from 2001 to 2003. Prior thereto, he held various executive management positions at Nine West Group, Inc. starting in 1995. Mr. Madore began his career in 1987 at Deloitte & Touche until 1995.

Andrew J. McLean, age 50, has served as our Executive Vice President, Chief Commercial Officer since April 2017.  Prior thereto, he served as our Executive Vice President, International since October 2016.  Prior to joining us, Mr. McLean served as Chief Operating Officer and Head of International of Urban Outfitters, Inc. from 2014 to October 2016 and as Chief Operating Officer from 2008 to 2014.  In addition, he held various positions at Liz Claiborne, Inc., including President, Outlet Division, from 2003 - 2008.  Prior thereto, Mr. McLean held various roles at Gap, Inc. from 2000 – 2003 and served as a management consultant early in his career.

Michael R. Rempell, age 45, has served as our Executive Vice President and Chief Operations Officer since June 2012. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 64, has served as our Executive Chairman, Chief Executive Officer since December 2015.  Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also served as Chief Executive Officer from March 2005 to April 2009 and as Chairman of the Board since March 2005 of DSW Inc., a company traded on the NYSE. He has also served as a member of the Board of Directors for AB Acquisition LLC (Albertsons/Safeway) since 2006.  He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

Stacy B. Siegal, age 52, has served as our Executive Vice President, General Counsel since March 2018.  Prior thereto, she served as our Senior Vice President and General Counsel since November 2016.  Prior to joining us, Ms. Siegal served as Senior Vice President, Chief Legal and Administrative Officer at rue21, Inc. from March 2013 to November 2016; as Vice President, General Counsel from 2010 to 2013; and as Corporate Counsel since 2006.  Prior to that time, Ms. Siegal served as a consultant providing legal and human resource guidance to retail companies and boards and as Corporate Counsel at General Nutrition Companies, Inc. since 1996.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other information that we file or furnish to the Securities Exchange Commission, or SEC, are available under the Investors section of our website at www.investors.ae.com. These reports are available as soon as reasonably practicable, free of charge, after such material is electronically filed with the SEC.  Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

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

Additionally, our investor presentations are available under the Investors section of our website at www.ae.com. These materials are available no later than the time they are presented at investor conferences.  Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing that we make with the SEC.

Certifications

As required by the NYSE Corporate Governance Standards Section 303A.12(a), on June 27, 2018, our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Additionally, we filed and furnished, as applicable, with this Form 10-K, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Our efforts to execute on our key business priorities could have a negative impact on our growth and profitability

Our success depends on our ability to execute on our key priorities, which are centered on driving our brands forward and delivering an exceptional customer experience across channels, including:

•	Delivering innovation, quality and outstanding value to our customers;
•	Leveraging American Eagle’s leading position in jeans and bottoms to “own the outfit”, by selling existing and new product categories to customers;
•	Continuing to accelerate the growth of Aerie as a leading intimates-inspired lifestyle brand, differentiated by its purpose of allowing women to feel good about their REAL selves;

•	Growing our brands globally, using the appropriate ownership structure to balance risk/return in each market; and
•	Focusing on delivering consistent profitable revenue growth and continuing to invest in high return projects that create shareholder value.

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

We seek to locate our brick and mortar stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, which generally are large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores. We cannot control the increasing impact of digital channels on shopping center traffic, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations, competition with other retailers for prominent locations, or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets and could have a material adverse effect on our financial results. In addition, some malls and shopping centers that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations and financial condition.

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

Our inability to implement and sustain adequate information technology systems could adversely impact our profitability

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with operating, replacing and modifying these systems, including inaccurate system information and system disruptions.  We believe we are taking appropriate action to mitigate the risks through testing, training, staging implementation and in-sourcing certain processes, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies; however, there is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or promptly and appropriately mitigated, could have a material adverse effect on our results of operations.  Additionally, there can be no guarantee that, if any computer system failure, cyber-attack or security breach occurs, it will be timely detected or sufficiently remediated.  Furthermore, while we have disaster recovery and business continuity plans in place, if our information technology systems are damaged, breached or cease to properly function for any reason, including the poor performance of, failure of, or cyber-attack on third-party service providers, catastrophic events, power outages, cyber-security breaches, network outages, failed upgrades or similar events, and if such disaster recovery and business continuity plans do not effectively resolve such issues, we may suffer interruptions in our ability to manage or conduct business, as well as reputational harm, and we may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, and financial condition.

Our inability to safeguard against security breaches with respect to our information technology systems could damage our reputation and adversely impact our profitability

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees including credit card information.  Attackers continuously enhance and evolve their methods to compromise data.  We continue to research and deploy technology, process and controls that mitigate security risk including reducing financial gain to an adversary when possible. Security breaches could expose us to a risk of loss or misuse of this information and potential liability.  We have experienced cyber incidents, which have not had a material adverse impact on our business or required external notification and for which we have taken measures to prevent from reoccurring. We may, however, experience them in the future, potentially with more frequency and/or sophistication.  We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology we use to protect transaction or other data, being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach could result in a violation of applicable privacy and other laws, significant financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

Fluctuations in foreign currency exchange rates may adversely impact our profitability

We have foreign currency exchange rate risk with respect to revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.  Specifically, fluctuations in the value of the Canadian Dollar, Mexican Peso, Chinese Yuan and Hong Kong Dollar against the U.S. Dollar could have a material adverse effect on our results of operations, financial condition and cash flows.

Fluctuations in our tax obligations and effective tax rate could adversely affect us

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the tax laws and regulations in the countries where we operate may change or there may be changes in interpretation and enforcement of existing tax laws.  As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules or regulations.  As of February 2, 2019, the Company has completed its accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”); however, we continue to expect the United States Treasury and the Internal Revenue Service to issue regulations and other guidance that could have a material impact on the Company's effective tax rate in future periods.

Our product costs may be adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China), currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, which could impact our profitability.

A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers' sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. Furthermore, we could face significantly higher U.S. income and similar taxes with respect to sales of products purchased from foreign suppliers if the U.S. were to adopt a system of taxation, such as a border adjustment tax, under which the cost of imported products was not deductible in determining such products' tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us.  General trade tensions between the U.S. and China have been escalating recently, with multiple rounds of U.S. tariffs on Chinese goods taking effect during 2018. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' suppliers or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from which we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. or elsewhere. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

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

The impact of any of the previously discussed factors, some of which are beyond our control, and others about which we are not aware or do not currently consider material, may cause our actual results to differ materially from expected results in these statements and other forward-looking statements we may make from time-to-time.

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

We lease 9,200 square feet of office space in San Francisco, California that functions as a technology center for our associates. The lease for this space expires in 2024.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 11, 2019, there were 484 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 43,000.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 1, 2014 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	2/01/14	1/31/15	1/30/16	1/28/17	2/03/18	2/02/19
American Eagle Outfitters, Inc.	100.00	107.92	116.04	119.86	148.74	181.91
S&P MidCap 400 Index	100.00	110.89	103.47	135.43	155.48	151.75
Peer Group	100.00	111.72	95.52	82.83	90.77	87.88

*We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our 2018 Proxy Statement.  This group consisted of the following companies: Abercrombie & Fitch Co., Ascena Retail Group. Inc., Burberry Group PLC, Chico’s FAS, Inc., Coach, Inc., Express, Inc., Gap, Inc., Guess?, Inc.,

Hanesbrands Inc., L Brands Inc., Lululemon Athletica, Inc., Michael Kors Holdings LTD, PVH Corp, Ralph Lauren Corp., Tailored Brands Inc., Under Armour Inc, and Urban Outfitters, Inc.

The following table provides information regarding our repurchases of common stock during the three months ended February 2, 2019.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
Month #1 (November 4, 2018 through December 1, 2018)	7,091	$21.70	—	15,700,000
Month #2 (December 2, 2018 through January 5, 2019)	4,000,000	$18.50	4,000,000	11,700,000
Month #3 (January 6, 2019 through February 2, 2019)	—	$—	—	11,700,000
Total	4,007,091	$18.51	4,000,000	11,700,000

(1)

There were 4.0 million shares repurchased as part of our publicly announced share repurchase program during the three months ended February 2, 2019 and there were 7,091 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2016, our Board authorized 25.0 million shares under a new share repurchase program which expires on January 30, 2021.

Item 6. Selected Consolidated Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and Notes thereto, included in Item 8 below. Most of the selected Consolidated Financial Statements data presented below is derived from our Consolidated Financial Statements, if applicable, which are filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 30, 2016 and January 31, 2015 and the selected Consolidated Balance Sheet data as of January 28, 2017, January 30, 2016 and January 31, 2015 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended (1)
(In thousands, except per share amounts, ratios and other	February 2,	February 3,	January 28,	January 30,	January 31,
non-financial information)	2019	2018	2017	2016	2015
Summary of Operations
Total net revenue	$4,035,720	$3,795,549	$3,609,865	$3,521,848	$3,282,867
Comparable sales increase (decrease) (2)	8%	4%	3%	7%	(5)%
Gross profit	$1,487,638	$1,370,505	$1,366,927	$1,302,734	$1,154,674
Gross profit as a percentage of net sales	36.9%	36.1%	37.9%	37.0%	35.2%
Operating income	$337,129	$302,788	$331,476	$319,878	$155,765
Operating income as a percentage of net sales	8.4%	8.0%	9.2%	9.1%	4.7%
Income from continuing operations	$261,902	$204,163	$212,449	$213,291	$88,787
Income from continuing operations as a percentage of net sales	6.5%	5.4%	5.9%	6.1%	2.6%

Per Share Results
Income from continuing operations per common share-basic	$1.48	$1.15	$1.17	$1.10	$0.46
Income from continuing operations per common share-diluted	$1.47	$1.13	$1.16	$1.09	$0.46
Weighted average common shares outstanding – basic	176,476	177,938	181,429	194,351	194,437
Weighted average common shares outstanding – diluted	178,035	180,156	183,835	196,237	195,135
Cash dividends per common share	$0.55	$0.50	$0.50	$0.50	$0.50

Balance Sheet Information
Total cash and short-term investments	$425,465	$413,613	$378,613	$260,067	$410,697
Total assets	$1,903,378	$1,816,313	$1,782,660	$1,612,246	$1,696,908
Stockholders’ equity	$1,287,555	$1,246,791	$1,204,569	$1,051,376	$1,139,746
Working capital	$503,608	$483,309	$407,446	$259,693	$368,947
Current ratio	1.93	2.00	1.83	1.56	1.80
Average return on stockholders’ equity (4)	20.7%	16.7%	18.8%	19.9%	7.0%

Other Financial Information
Total stores at year-end	1,055	1,047	1,050	1,047	1,056
Capital expenditures	$189,021	$169,469	$161,494	$153,256	$245,002
Total net revenue per average selling square foot (3)	$543	$514	$534	$545	$525
Total selling square feet at end of period	5,331,773	5,278,554	5,311,659	5,285,025	5,294,744
Total net revenue per average gross square foot (3)	$436	$412	$428	$436	$420
Total gross square feet at end of period	6,647,302	6,580,812	6,619,267	6,601,112	6,613,100
Number of employees at end of period	45,000	40,700	38,700	37,800	38,000

(1)	Except for the fiscal year ended February 3, 2018, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)

The comparable sales increase for Fiscal 2018 ended February 2, 2019 is compared to the corresponding 52-week period in Fiscal 2017.  The comparable sales increase for Fiscal 2017 ended February 3, 2018 is compared to the corresponding 53-week period in Fiscal 2016. Additionally, comparable sales for all periods include AEO Direct sales.

(3)	Total net revenue per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.
(4)

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•	the planned opening of approximately 15 to 20 American Eagle stores and 35 to 40 Aerie stores, and conversion of 25 to 35 Aerie side-by-side format stores in North America during Fiscal 2019;
•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 40 to 50 American Eagle stores in the United States and Canada for remodeling and refurbishing during Fiscal 2019;
•	the potential closure of approximately 10 to 15 American Eagle and 5 to 10 Aerie stores, primarily in North America, during Fiscal 2019;
•	the planned opening of approximately 15 to 20 new international third-party operated American Eagle stores during Fiscal 2019;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	our ability to predict inventory turnover;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, dividends, and working capital requirements;
•

the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China and other countries), currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control, including as discussed within Part I, Item 1A of this Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statement.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ from these estimates and assumptions. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification “ASC” Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASC 606 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASC 606 on February 4, 2018 using the modified retrospective method applied to all contracts as of February 4, 2018. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606.  Prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting, and a cumulative adjustment was made to retained earnings.

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

Customer Loyalty Program.  The Company recently launched a new, highly digitized loyalty program called AEO ConnectedTM (the “Program”).  This Program integrates the current credit card rewards program and the AEREWARDS® loyalty program into one combined customer offering.  Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds.  Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is currently 45 days from the issuance date of the reward.  Rewards not redeemed during the 45-day redemption period are forfeited. Additional rewards are also given for key items such as jeans and bras.

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASC 606.  The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606.  As points are earned, a current liability is recorded for the estimated cost of the award, and the impact of the adjustments recorded in cost of sales.  The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption of ASC 606.

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

Asset Impairment.  In accordance with “FASB” ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting the useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

Share-Based Payments.  We account for share-based payments in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

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

We evaluate our income tax positions in accordance with ASC 740, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2018, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage increase of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from company-owned stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

AEO Direct sales are included in the individual American Eagle and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel”, which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices and apps, social networks, email, in-store displays and kiosks.   Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic and accept digital returns in stores.  We also offer a reserve online, pick up in store service to our customers and give them the ability to look up in store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate given customer behavior.

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

Results of Operations

Overview

Fiscal 2018 represented a milestone year as we reached $4 billion in annual revenue with increased operating profit.  American Eagle and Aerie continued to deliver consistent performance by combining great merchandise with an improved customer experience across channels. Total net revenue for the year increased 6% to $4.036 billion, compared to $3.796 billion last year. Total comparable sales increased 8%. By brand, American Eagle comparable sales rose 5% and comparable sales for Aerie increased 29%. Gross profit increased 9% to $1.488 billion and grew by 80 basis points to 36.9% as a percentage of revenue.

Net income was $1.47 per diluted share this year, compared to $1.13 per diluted share last year. On an adjusted basis, net income per diluted share this year increased 28% to $1.48, compared to adjusted net income per diluted share of $1.16 last year.  Adjusted net income per diluted share this year excludes ($0.01) per diluted share impact from restructuring charges. Adjusted net income per diluted share last year excludes a $0.08 per diluted share benefit from the impact of U.S. tax legislation and related actions, a ($0.03) impact from exiting a joint venture and a ($0.08) per diluted share impact from impairment and restructuring charges.

The preceding paragraph contains a discussion of earnings per share, excluding non-GAAP items, which is a non-GAAP or “adjusted” financial measure.  This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information more clearly reflects our financial results and is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

Earnings per Share
For the Fiscal Year Ended
February 2, 2019
Net income per diluted share - GAAP Basis	$1.47
Add: Restructuring (1)	0.01
Net income per diluted share - Non-GAAP Basis	$1.48

(1) $1.6 million pre-tax restructuring charges, primarily consisting of corporate severance charges

Earnings per Share
For the Fiscal Year Ended
February 3, 2018
Net income per diluted share - GAAP Basis	$1.13
Add: Asset impairment & restructuring (1)	0.08
Add: Joint Business Venture Charges (2)	0.03
Less: U.S. Tax Reform Impact (3)	(0.08)
Net income per diluted share - Non-GAAP Basis	$1.16

(1) $22.3 million pre-tax restructuring charges, consisting of:

     • Inventory charges related to the restructuring of the United Kingdom, Hong Kong,

       and China ($1.7 million), recorded as a reduction of Gross Profit

     • Lease buyouts, store closure charges and severance and related charges ($19.9 million),

        which includes charges for the United Kingdom, Hong Kong, and China and corporate       overhead

       reductions, recorded within Restructuring Charges.

(2) $8.0 million of net pre-tax charges related to the exit of a joint business venture, recorded within Other income (expense), net.

(3) $14.9 million of after-tax benefit resulting from the estimated impact of U.S. tax legislation enacted on December 22, 2017, referred to as the Tax Cuts and Jobs Act and related actions, specifically:

     • The benefit of a lower blended U.S. corporate tax rate in Fiscal 2017

     • The net benefit from the re-measurement of deferred tax balances and the one-time transition tax on undistributed earnings of foreign subsidiaries

     • The acceleration of certain deductions into Fiscal 2017

We ended the year with $425.5 million in cash and short-term investments, a 3% increase from $413.6 million in cash and short-term investments as of the end of the prior fiscal year.  During Fiscal 2018, we generated $456.6 million of cash from operations, which was offset by $189.0 million of capital expenditures, the repurchase of 7.3 million shares for $144.4 million and dividend payments of $97.1 million. Merchandise inventory at the end of Fiscal 2018 was $424.4 million, an increase of 7% as compared to Fiscal 2017, reflecting investments in bottoms, women’s tops and Aerie apparel to support strong sales trends as well as our clearance store strategy.  We ended Fiscal 2018 with no short or long-term debt.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.1	63.9	62.1
Gross profit	36.9	36.1	37.9
Selling, general and administrative expenses	24.3	23.2	23.8
Impairment and restructuring charges	—	0.5	0.6
Depreciation and amortization expense	4.2	4.4	4.3
Operating income	8.4	8.0	9.2
Other income (expense), net	0.2	(0.4)	0.1
Income before income taxes	8.6	7.6	9.3
Provision for income taxes	2.1	2.2	3.4
Net income	6.5%	5.4%	5.9%

Comparison of Fiscal 2018 to Fiscal 2017

Total Net Revenue

Total net revenue for Fiscal 2018 increased 6% to $4.036 billion compared to $3.796 billion for Fiscal 2017.  Total revenue this year was adversely affected by approximately $40 million of lost revenue due to operating one less week in Fiscal 2018 as compared to Fiscal 2017 as a result of the retail calendar.  For Fiscal 2018, total comparable sales increased 8% compared to a 4% increase for Fiscal 2017.  By brand, including AEO Direct revenue, American Eagle comparable sales were up 5% or $147.7 million, and Aerie increased 29%, or $117.6 million.  Fiscal 2018 comparable sales are compared to the corresponding 52 weeks ended February 3, 2018 due to the shifted retail calendar.

For the year, total transactions increased in the mid-single digits.  UPT increased slightly and average transaction value decreased in the low-single digits while AUR increased in the low-single digits.

Gross Profit

Gross profit increased 9% to $1.488 billion for Fiscal 2018 from $1.371 billion for Fiscal 2017.  On a consolidated basis, gross profit as a percentage of total net revenue increased by 80 basis points to 36.9% from 36.1% for Fiscal 2017.  Gross profit for Fiscal 2017 included $1.7 million, or 10 basis points, of inventory charges related to restructuring activities in our United Kingdom and Asia markets.  Lower markdowns were partially offset by increased delivery cost due to a strong digital business and higher compensation.

There was $13.5 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year. This is compared to $10.3 million of share-based payment expense included in gross profit last year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 11% to $980.6 million for Fiscal 2018, compared to $879.7 million for Fiscal 2017.  As a percentage of total net revenue, selling, general and administrative expenses increased 110 basis points to 24.3%, compared to 23.2% for Fiscal 2017. Increased expenses for Fiscal 2018 were driven mainly by key investments in the customer experience and our associates with increases in store payroll, higher wages and incentives, and incremental advertising expense.

There was $14.0 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses for Fiscal 2018 compared to $6.6 million for Fiscal 2017.

Impairment and Restructuring Charges

In Fiscal 2018, restructuring charges were $1.6 million.  These charges primarily resulted from corporate severance charges.

In Fiscal 2017, restructuring charges were $20.6 million, or 0.5% as a percentage of total net revenue. These charges resulted from home office restructuring and the previously announced initiative to explore the closure or conversion of Company-owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the Company-owned and operated United Kingdom stores was completed in Fiscal 2017.

Also during Fiscal 2017, and recorded separately from Impairment and Restructuring Charges on the Consolidated Statements of Operations, is $1.7 million, or 0.1% as a percentage of total revenue, of inventory charges related to restructuring activities recorded as a reduction in Gross Profit in our United Kingdom and Asia markets.  Additionally, $8.0 million, or 0.2% as a percentage of total revenue, of net costs related to the exit of a joint business venture are recorded within Other Income (Expense), Net.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 1% to $168.3 million for Fiscal 2018 from $167.4 million for Fiscal 2017, driven by omni-channel and information technology investments and new and remodeled mainline AE stores. As a percentage of total net revenue, depreciation and amortization decreased 20 basis points to 4.2% from 4.4% for Fiscal 2017.

Other Income (Expense), Net

Other income was $8.0 million for Fiscal 2018, compared to other expense of $(15.6) million for Fiscal 2017.  Included in other expense last year was $8.0 million of costs related to the planned exit of a joint business venture, along with a $15.2 million net charge associated with a reserve against a receivable, partially offset by foreign currency transaction gains, net.

Provision for Income Taxes

The effective income tax rate decreased to 24.1% for Fiscal 2018 from 28.9% for Fiscal 2017. The lower effective income tax rate this year primarily resulted from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. Last year’s effective income tax rate included a 520 basis point net benefit primarily from the estimated impact of the Tax Act, including the re-measurement of our deferred tax assets and liabilities and the one-time transition tax on undistributed earnings of foreign subsidiaries, and excess tax benefits from share-based payments in accordance with ASU 2016-09. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates.

During the fourth quarter of 2018, we have completed our assessment of the impacts of the Tax Act in accordance with the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), and as a result there were no material changes to the provisional amounts recorded for the re-measurement of our deferred tax assets and liabilities and the one-time transition tax as of February 3, 2018.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Net Income

Net income increased to $261.9 million for Fiscal 2018 from $204.2 million for Fiscal 2017.  The change in net income was attributable to the factors noted above. As a percentage of total net revenue, net income was 6.5% and 5.4% for Fiscal 2018 and Fiscal 2017, respectively.  Net income per diluted share was $1.47 per diluted share and included $1.6 million ($0.01 per diluted share) of pre-tax restructuring charges.

Net income per diluted share for Fiscal 2017 was $1.13 per diluted share, and included $22.3 million ($0.08 per diluted share) of pre-tax restructuring charges and $8.0 million ($0.03 per diluted share) of net pre-tax charges related to the exit of a joint business venture, partially offset by $14.9 million ($0.08 per diluted share) of after-tax benefit from the Tax Act and related actions.

Comparison of Fiscal 2017 to Fiscal 2016

Total Net Revenue

Total net revenue for Fiscal 2017 increased 5% to $3.796 billion compared to $3.610 billion for Fiscal 2016.  For Fiscal 2017, total comparable sales increased 4% compared to a 3% increase for Fiscal 2016.  Total comparable sales by brand, including the respective AEO Direct revenue: American Eagle comparable sales increased 2%, or $49.8 million, and Aerie increased 27%, or $83.4 million.  The 53rd week in Fiscal 2017 provided an additional $43 million of sales.

For Fiscal 2017, total transactions increased in the mid-single digits.  UPT and average transaction value decreased in the low-single digits while AUR increased in the low-single digits.

Gross Profit

Gross profit increased slightly to $1.371 billion in Fiscal 2017 from $1.367 billion in Fiscal 2016. On a consolidated basis, gross profit as a percentage of total net revenue decreased by 180 basis points to 36.1% from 37.9% in Fiscal 2016.  Gross profit in Fiscal 2017 includes $1.7 million, or 10 basis points, of inventory charges related to restructuring activities in our United Kingdom and Asia markets.  The decline in gross margin reflected higher promotional activity and increased shipping costs associated with a strong digital business.

Buying, occupancy, and warehousing costs increased 6% and increased as a percentage of net revenue by 20 basis points to 19.2% in Fiscal 2017 from 19.0% in Fiscal 2016.  The increase was a result of higher delivery costs from increased AEO Direct penetration, partially offset by decreased shipments per order.

There was $10.3 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit in Fiscal 2017. This is compared to $15.1 million of share-based payment expense included in gross profit in Fiscal 2016.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3% to $879.7 million in Fiscal 2017, compared to $857.6 million in Fiscal 2016.  As a percentage of total net revenue, selling, general, and administrative expenses decreased by 60 basis points to 23.2%, compared to 23.8% in Fiscal 2016.  Increased expenses in Fiscal 2017 were driven mainly by increased salaries and advertising expense.

There was $6.6 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general and administrative expenses in Fiscal 2017 compared to $14.0 million in Fiscal 2016.

Impairment and Restructuring Charges

In Fiscal 2017, restructuring charges were $20.6 million, or 0.5% as a percentage of total net revenue.  These charges are the result of home office restructuring and the previously announced initiative to explore the closure of conversion of Company-owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.  The closure of the Company owned and operated United Kingdom stores was completed in Fiscal 2017.

Also during Fiscal 2017, and recorded separately from Impairment and Restructuring Charges on the Consolidated Statements of Operations, was $1.7 million, or 0.1% as a percentage of total revenue, of inventory charges related to restructuring activities recorded as a reduction in Gross Profit in our United Kingdom and Asia markets.  Additionally, $8.0 million, or 0.2% as a percentage of total revenue, of net costs related to the exit of a joint business venture recorded within Other Income (Expense), Net.

In Fiscal 2016, impairment and restructuring charges were $21.2 million.  This amount consists of the impairment of all Company-owned retail stores in the United Kingdom, Hong Kong, and China.  Additionally, charges were incurred for goodwill and non-store corporate assets that support the international retail stores and e-commerce operations.  In Fiscal 2016, the Company undertook an initiative to convert these markets to licensed partnerships, as assets for these markets could not generate sufficient cash flow to cover their carrying value.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 7% to $167.4 million in Fiscal 2017 from $156.7 million in Fiscal 2016, driven by omni-channel and IT investments, and new and remodeled mainline AE brand stores.  As a percentage of total net revenue, depreciation and amortization increased 10 basis points to 4.4% from 4.3% in Fiscal 2016.

Other Income (Expense), Net

Other expense was $(15.6) million in Fiscal 2017, compared to other income of $3.8 million in Fiscal 2016.  Included in other expense in Fiscal 2017 was $8.0 million of costs related to the planned exit of a joint business venture, along with a $15.2 million net charge associated with a reserve against a receivable, partially offset by foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate from continuing operations decreased to 28.9% in Fiscal 2017 from 36.6% in Fiscal 2016.  Fiscal 2017 included a 520 basis point net benefit to the effective tax rate primarily from the estimated impact of the Tax Act, and excess tax benefits from share-based payments in accordance with ASU 2016-09.  Fiscal 2016 included a 100 basis point charge to the effective tax rate primarily from valuation allowances on the $21.2 million of impairment and restructuring charges.  The remainder of the change in the effective tax rate was primarily related to the overall mix from earnings in jurisdictions with different tax rates.  Under the Tax Act, the transition to a new territorial tax system resulted in the one-time transition tax of $3.5 million on undistributed earnings of foreign subsidiaries, offset by a $3.5 million benefit of a lower blended U.S. corporate tax rate. In addition, the reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, resulted in an adjustment to the Company's U.S. deferred tax assets and liabilities to the lower base rate of 21%. The impact of the re-measurement of deferred tax assets and liabilities resulted in a non-cash tax benefit of $12.1 million.  The one-time transition tax, re-measurement of deferred tax assets and liabilities, and other items were recorded as provisional amounts in accordance with SAB 118.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Net Income

Net income decreased to $204.2 million in Fiscal 2017 from $212.4 million in Fiscal 2016.  As a percentage of total net revenue, net income was 5.4% and 5.9% for Fiscal 2017 and Fiscal 2016, respectively.  Net Income per diluted share was $1.13 per diluted share, and included $22.3 million, ($0.08 per diluted share) of pre-tax restructuring charges and $8.0 million ($0.03 per diluted share) of net pre-tax charges related to the exit of a joint business venture, partially offset by $14.9 million ($0.08 per diluted share) of after-tax benefit from the Tax Act and related actions.

Net Income in Fiscal 2016 was $212.4 million, or $1.16 per diluted share.  This includes a ($0.09) per diluted share impact from pre-tax impairment and restructuring charges.  The change in net income was attributable to the factors noted above.

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

As of February 2, 2019 and February 3, 2018, we held certain cash equivalents that are required to be measured at fair value on a recurring basis.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash, cash equivalents, and short-term investments) measured at fair value on a recurring basis as of February 2, 2019.

	Fair Value Measurements at February 2, 2019
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$108,216	$108,216	—	—
Interest bearing deposits	165,274	165,274	—	—
Commercial paper	59,840	59,840	—	—
Total cash and cash equivalents	$333,330	333,330	—	—
Short-term investments (1)
Certificates of deposits	70,000	70,000	—	—
Commercial paper	22,135	22,135	—	—
Total short-term investments	92,135	92,135	—	—
Total	$425,465	$425,465	—	—

(1) Please see Note 2 to the Consolidated Financial Statements for a description of what we consider cash-equivalents and short-term investments.

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and investments, digital investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January of 2024. Additionally, our uses of cash include the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  We also made key investments in the customer experience and our associates, including store payroll and higher wages, as well as incremental advertising expenses.  We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	February 2,	February 3,
	2019	2018
Working Capital (in 000's)	$503,608	$483,309
Current Ratio	1.93	2.00

The $20.3 million increase in our working capital and corresponding decrease in the current ratio as of February 2, 2019 compared to February 3, 2018, was driven by our cash flow from operations of $456.6 million, partially offset by our capital expenditures of $189.0 million, $144.4 million of share repurchases, and dividends of $97.1 million.  For Fiscal 2017, our cash flow from operations was offset by capital expenditures and dividends of $394.4 million, $169.5 million, and dividends of $88.5 million, respectively. In Fiscal 2018, we repurchased 7.3 million shares for $144.4 million under publicly announced programs. In Fiscal 2017, we repurchased 6.0 million shares for $87.7 million under publicly announced programs.

Cash Flows from Operating Activities of Operations

Net cash provided by operating activities totaled $456.6 million during Fiscal 2018, compared to $394.4 million during Fiscal 2017 and $365.6 million during Fiscal 2016. Our major source of cash from operations was merchandise sales. Our primary outflows of cash from operations were for the payment of operational costs.

Cash Flows from Investing Activities of Operations

Investing activities for Fiscal 2018 included $189.0 million in capital expenditures for property and equipment and $93.1 million of net short-term investment purchases, classified as available-for-sale.  Investing activities for Fiscal 2017 included $169.5 million in capital expenditures for property and equipment.  Investing activities for Fiscal 2016 included $161.5 million in capital expenditures for property and equipment. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Operations

During Fiscal 2018, cash used for financing activities primarily consisted of $144.4 million of purchases of common stock under publically announced programs, $97.1 million for the payment of dividends, and $19.7 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments. During Fiscal 2017, cash used for financing activities primarily consisted of $87.7 million for purchases of common stock under publically announced programs, $88.5 million for the payment of dividends, and $12.5 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.  During Fiscal 2016, cash used for financing activities consisted of $90.7 million for the payment of dividends and $7.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Cash returned to shareholders through dividends and share repurchases was $241.5 million, $176.2 million and $90.7 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) clarified the Statement of Cash Flow presentation for excess tax benefits from share-based payments.  ASC 718 requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost for share-based payments be classified as financing cash flows. Accordingly, for Fiscal 2016, the excess tax benefits from share-based payments of $0.8 million are classified as financing cash flows. For Fiscal 2018 and Fiscal 2017, no excess tax benefits were required to be classified as financing cash flows under ASU 2016-09.

Capital Expenditures for Property and Equipment

Fiscal 2018 capital expenditures were $189.0 million, compared to $169.5 million in Fiscal 2017.  Fiscal 2018 expenditures included $104.5 million related to investments in our AEO stores, including 29 new AEO stores, 65 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology ($35.1 million), investments in e-commerce ($32.0 million), the improvement of our distribution centers ($13.9 million) and other home office projects ($3.5 million).

For Fiscal 2019, we expect capital expenditures to be in the range of $200 million to $215 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce.  We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

Credit Facilities

In January 2019, we entered into a credit agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.  Prior to entry into the Credit Agreement, we were party to a five-year, syndicated asset-based revolving credit facility providing senior secured revolving credit for loans and letters of credit up to $400 million, which we entered into in Fiscal 2014.

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

As of February 2, 2019, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Facilities as of February 2, 2019.

Stock Repurchases

During Fiscal 2018, as part of our publicly announced share repurchase program, we repurchased 7.3 million shares for approximately $144.4 million, at a weighted average price of $19.76 per share. During Fiscal 2017 there were 6.0 million shares purchased for approximately $87.7 million shares at a weighted average price of $14.59 per share. During Fiscal 2016, there were no shares repurchased as a part of our publicly announced repurchase programs.

In Fiscal 2016, our Board authorized the repurchase of up to 25.0 million shares under a new share repurchase program which expires on January 30, 2021.  As of February 2, 2019, 11.7 million shares remain authorized for repurchase under this share repurchase program.

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we repurchased approximately 0.9 million, 0.9 million and 0.5 million shares, respectively, from certain employees at market prices totaling $19.7 million, $12.5 million and $7.0 million, respectively.  These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

A $0.1375 per share dividend was paid for each quarter of Fiscal 2018, resulting in a dividend yield of 2.5% for Fiscal 2018. During Fiscal 2017, a $0.125 per share dividend was paid for each quarter, resulting in a dividend yield of 3.5% for Fiscal 2017.  Subsequent to the fourth quarter of Fiscal 2018, our Board declared a $0.1375 per share dividend, payable on April 26, 2019 to stockholders of record at close of business on April 12, 2019.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of February 2, 2019:

	Payments Due by Period
		Less than	1-3	3-5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$1,525,874	$295,754	$494,567	$363,497	$372,056
Unrecognized tax benefits (2)	7,434	3,887	—	—	3,547
Purchase obligations (3)	957,920	935,422	22,498	—	—
Total contractual obligations	$2,491,228	$1,235,063	$517,065	$363,497	$375,603

(1)

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (Refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated.

(2)

The amount of unrecognized tax benefits as of February 2, 2019 was $7.4 million, including approximately $0.9 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We anticipate $3.9 million of unrecognized tax benefits will be realized within one year. The remaining balance of unrecognized tax benefits of $3.5 million is included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payouts.

(3)

Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of February 2, 2019:

	Amount of Commitment Expiration Per Period
	Total Amount	Less than	1-3	3-5	More than
(In thousands)	Committed	1 Year	Years	Years	5 Years
Standby letters of credit (1)	8,133	8,133	—	—	—
Total commercial commitments	$8,133	$8,133	—	—	—

(1)	Standby letters of credit represent commitments, guaranteed by a bank, to pay vendors to the extent previously agreed criteria are not met.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Impact of Inflation

Historically, fluctuations in the price of raw materials used in the manufacture of merchandise we purchase from suppliers have impacted our cost of sales.  These fluctuations have not had a material impact over the last three fiscal years. Future changes in these costs, in addition to increases in the price of labor, energy and other inputs to the manufacture of our merchandise, could negatively impact our business and the industry in the future.

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

Interest Rate Risk

Our earnings are not materially affected by changes in market interest rates. If our Fiscal 2018 average yield rate decreases by 10% in Fiscal 2019, our income before taxes will decrease by approximately $0.1 million.  Comparatively, if our Fiscal 2017 average yield rate had decreased by 10% in Fiscal 2018, our income before taxes would have decreased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $17.5 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income within the consolidated balance sheets. An unrealized loss of $34.8 million is included in accumulated other comprehensive income as of February 2, 2019.

This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

Pittsburgh, Pennsylvania

March 14, 2019

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	February 2,	February 3,
(In thousands, except per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$333,330	$413,613
Short-term investments (available for sale)	92,135	—
Merchandise inventory	424,404	398,213
Accounts receivable, net	93,477	78,304
Prepaid expenses and other	102,907	78,400
Total current assets	1,046,253	968,530
Property and equipment, net of accumulated depreciation	742,149	724,239
Intangible assets, net of accumulated amortization	43,268	46,666
Goodwill	14,899	15,070
Deferred income taxes	14,062	9,344
Other assets	42,747	52,464
Total assets	$1,903,378	$1,816,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$240,671	$236,703
Accrued compensation and payroll taxes	82,173	54,324
Accrued rent	89,076	83,312
Accrued income and other taxes	20,064	12,781
Unredeemed gift cards and gift certificates	53,997	52,347
Current portion of deferred lease credits	9,974	11,203
Other liabilities and accrued expenses	46,690	34,551
Total current liabilities	542,645	485,221
Non-current liabilities:
Deferred lease credits	47,377	47,977
Non-current accrued income taxes	3,547	7,269
Other non-current liabilities	22,254	29,055
Total non-current liabilities	73,178	84,301
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 172,436 and 177,316 shares outstanding, respectively	2,496	2,496
Contributed capital	574,929	593,770
Accumulated other comprehensive loss, net of tax	(34,832)	(30,795)
Retained earnings	2,054,654	1,883,592
Treasury stock, 77,130 and 72,250 shares, respectively, at cost	(1,309,692)	(1,202,272)
Total stockholders' equity	1,287,555	1,246,791
Total liabilities and stockholders’ equity	$1,903,378	$1,816,313

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands, except per share amounts)	2019	2018	2017
Total net revenue	$4,035,720	$3,795,549	$3,609,865
Cost of sales, including certain buying, occupancy and warehousing expenses	2,548,082	2,425,044	2,242,938
Gross profit	1,487,638	1,370,505	1,366,927
Selling, general and administrative expenses	980,610	879,685	857,562
Impairment and restructuring charges	1,568	20,611	21,166
Depreciation and amortization expense	168,331	167,421	156,723
Operating income	337,129	302,788	331,476
Other income (expense), net	7,971	(15,615)	3,786
Income before income taxes	345,100	287,173	335,262
Provision for income taxes	83,198	83,010	122,813
Net income	$261,902	$204,163	$212,449

Basic net income per common share	$1.48	$1.15	$1.17

Diluted net income per common share	$1.47	$1.13	$1.16

Weighted average common shares outstanding - basic	176,476	177,938	181,429
Weighted average common shares outstanding - diluted	178,035	180,156	183,835

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Net income	$261,902	$204,163	$212,449
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(4,037)	5,667	(6,594)
Other comprehensive gain (loss)	(4,037)	5,667	(6,594)
Comprehensive income	$257,865	$209,830	$205,855

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at January 30, 2016	180,135	$2,496	$590,820	$1,659,267	$(1,171,339)	$(29,868)	$1,051,376
Stock awards	—	—	27,877	—	—	—	27,877
Repurchase of common stock as part of publicly announced programs		—	—	—		—	—
Repurchase of common stock from employees	(455)	—	—	—	(7,032)	—	(7,032)
Reissuance of treasury stock	2,206	—	(17,247)	(2,821)	37,241	—	17,173
Net income	—	—	—	212,449	—	—	212,449
Other comprehensive loss	—	—	—	—	—	(6,594)	(6,594)
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,440	(93,120)	—	—	(90,680)
Balance at January 28, 2017	181,886	$2,496	$603,890	$1,775,775	$(1,141,130)	$(36,462)	$1,204,569
Stock awards	—	—	17,202	—	—	—	17,202
Repurchase of common stock as part of publicly announced programs	(6,000)	—	—	—	(87,672)	—	(87,672)
Repurchase of common stock from employees	(871)	—	—	—	(12,513)	—	(12,513)
Reissuance of treasury stock	2,301	—	(29,632)	(5,488)	39,043	—	3,923
Net income	—	—	—	204,163	—	—	204,163
Other comprehensive loss	—	—	—	—	—	5,667	5,667
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,310	(90,858)	—	—	(88,548)
Balance at February 3, 2018	177,316	$2,496	$593,770	$1,883,592	$(1,202,272)	$(30,795)	$1,246,791
Stock awards	—	—	27,057	—	—	—	27,057
Repurchase of common stock as part of publicly announced programs	(7,300)	—	—	—	(144,405)	—	(144,405)
Repurchase of common stock from employees	(943)	—	—	—	(19,668)	—	(19,668)
Reissuance of treasury stock	3,363	—	(48,022)	8,407	56,653	—	17,038
Net income	—	—	—	261,902	—	—	261,902
Other comprehensive loss	—	—	—		—	(4,037)	(4,037)
Cash dividends and dividend equivalents ($0.55 per share)	—	—	2,124	(99,247)	—	—	(97,123)
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555

(1)

600,000 authorized, 249,566 issued and 172,436 outstanding, $0.01 par value common stock at February 2, 2019; 600,000 authorized, 249,566 issued and 177,316 outstanding, $0.01 par value common stock at February 3, 2018; 600,000 authorized, 249,566 issued and 181,886 outstanding, $0.01 par value common stock at January 28, 2017; 600,000 authorized, 249,566 issued and 180,135 outstanding, $0.01 par value common stock at January 30, 2016. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock for all periods presented.

(2)

77,130 shares, 72,250 shares and 67,680 shares at February 2, 2019, February 3, 2018 and January 28, 2017 respectively. During Fiscal 2018, Fiscal 2017, and Fiscal 2016, 3,358 shares, 2,301 shares, and 2,206 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Operating activities:
Net income	$261,902	$204,163	$212,449
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	170,504	169,473	158,174
Share-based compensation	27,506	16,890	29,137
Deferred income taxes	(4,391)	44,312	14,838
Foreign currency transaction gain	(397)	(5,616)	(835)
Loss on impairment of assets	546	—	20,576
Changes in assets and liabilities:
Merchandise inventory	(28,496)	(35,912)	(53,613)
Accounts receivable	(14,093)	8,837	(7,705)
Prepaid expenses and other	(3,367)	(399)	(332)
Other assets	(4,746)	5,317	(6,705)
Accounts payable	4,329	(16,663)	52,347
Unredeemed gift cards and gift certificates	1,882	(874)	4,465
Deferred lease credits	(1,829)	984	(5,229)
Accrued compensation and payroll taxes	28,043	1,289	(25,809)
Accrued income and other taxes	7,221	565	(10,695)
Accrued liabilities	12,031	2,060	(15,467)
Total adjustments	194,743	190,263	153,147
Net cash provided by operating activities	456,645	394,426	365,596
Investing activities:
Capital expenditures for property and equipment	(189,021)	(169,469)	(161,494)
Purchase of available-for-sale investments	(202,912)	—	—
Sale of available-for-sale investments	109,776	—	—
Acquisition of intangible assets	(672)	(2,681)	(1,528)
Net cash used for investing activities	(282,829)	(172,150)	(163,022)
Financing activities:
Payments on capital leases and other	(6,802)	(3,384)	(4,375)
Repurchase of common stock as part of publicly announced programs	(144,405)	(87,682)	—
Repurchase of common stock from employees	(19,668)	(12,513)	(7,032)
Net proceeds from stock options exercised	15,495	3,355	16,260
Excess tax benefit from share-based payments	—	—	763
Cash dividends paid	(97,123)	(88,548)	(90,680)
Net cash used for financing activities	(252,503)	(188,772)	(85,064)
Effect of exchange rates on cash	(1,596)	1,496	1,036
Net increase (decrease) in cash and cash equivalents	(80,283)	35,000	118,546
Cash and cash equivalents - beginning of period	$413,613	$378,613	$260,067
Cash and cash equivalents - end of period	333,330	413,613	378,613

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended February 2, 2019

1.  Business Operations

American Eagle Outfitters, Inc. (the “Company” or “AEO, Inc.”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands.  We also operate Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand.

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

Merchandise Mix

The following table sets forth the approximate consolidated percentage of total net revenue from operations attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Men’s apparel and accessories	32%	34%	35%
Women’s apparel and accessories (excluding Aerie)	52%	53%	54%
Aerie	16%	13%	11%
Total	100%	100%	100%

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At February 2, 2019, the Company operated in one reportable segment.

Fiscal Year

Our fiscal year is a 52 or 53 week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2019” refers to the 52-week period that will end on February 1, 2020.  “Fiscal 2018” refers to the 52-week period ended February 2, 2019. “Fiscal 2017” refers to the 53-week period ended February 3, 2018.  “Fiscal 2016” refers to the 52-week period ended January 28, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which consists of a comprehensive lease accounting standard. Under the new standard, right-of-use assets and lease liabilities arising from most leases will be recognized on the balance sheet and enhanced disclosures on key quantitative and qualitative information about leasing arrangements will be required. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight-line basis (operating leases) or based on separately amortizing the right-of-use asset and applying an effective interest method on the lease liability (financing leases). The new standard is effective for interim and annual periods on January 1, 2019, and the Company expects to apply the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842; however, the Company does not expect to elect the hindsight transitional practical expedient. The Company also expects to apply the practical expedient to not separate lease and non-lease components to new leases as well as existing leases through transition. The Company expects to make an accounting policy election to not apply recognition requirements of the guidance to short-term leases.

In July 2018, the FASB issued ASU No. 2018-11, "Leases: Targeted Improvements," which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption while comparative periods presented will continue to be in accordance with U.S. GAAP Topic 840. The Company plans to use the optional transition method and apply the lease standard as of January 1, 2019 and does not anticipate a material cumulative-effect adjustment to the opening balance of retained earnings. The Company is nearing completion of its assessment process and its determination of the expanded disclosure regarding leases, as well as the impact to the consolidated financial statements.  The Company has made enhancements to its information systems and internal controls in response to the new rule requirements including the implementation of a lease tracking software for managing and reporting information related to leases.  Upon adoption, the Company is prepared to provide expanded disclosures in the consolidated financial and it expects to recognize assets and liabilities of approximately $1.2 to $1.5 billion. Among other process and internal control actions, the Company is still finalizing the impact to the right of use asset for stores having historical impairments (which would impact the effect of adoption for the right of use asset).  The adoption of ASC 842 is not expected to have a material impact on the Company’s consolidated results of operations and cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized. Under this ASU, the impairment charge to be recognized should be the amount by which the reporting unit's carrying value exceeds the reporting unit's fair value as calculated under Step 1 provided that the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective beginning in Fiscal 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we determine that goodwill for any of our reporting units is impaired.

Foreign Currency Translation

In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies were translated into United States dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 11 to the Consolidated Financial Statements).

Cash and Cash Equivalents & Short-term Investments

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

As of February 2, 2019, short-term investments classified as available-for-sale included certificates of deposit and commercial paper with a maturity of greater than three months, but less than one year.

As of February 3, 2018, the Company held no short or long-term investments.

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

As of February 2, 2019, the weighted average remaining useful life of our assets was approximately 8 years.

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s management evaluates the value of leasehold improvements and store fixtures associated with retail stores, which have been open for a period of time sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under loss on impairment of assets. During Fiscal 2018, the Company recorded no significant asset impairment charges.  During Fiscal 2017, the Company recorded no asset impairment charges.

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

Refer to Note 7 to these Consolidated Financial Statements for additional information regarding property and equipment and Note 15 for additional information regarding impairment charges.

Goodwill

The Company’s goodwill is primarily related to acquisitions. In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually, or more frequently if indicators of impairment exist, and last performed an annual impairment test as of February 2, 2019. As a result, there were no impairments recorded during Fiscal 2018. During Fiscal 2016, the Company concluded goodwill was impaired resulting in a $2.5 million charge included within impairment and restructuring charges in the Consolidated Statements of Operations as a result of the Company’s plans to convert these markets to licensed partnerships.  All other goodwill for the Company was not impaired as a result of the annual goodwill impairment test.

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

Refer to Note 8 to these Consolidated Financial Statements for additional information regarding intangible assets.

Gift Cards

Revenue is not recorded on the issuance of gift cards.  The value of a gift card is recorded as a current liability upon issuance and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue.

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $8.9 million, $10.1 million, and $9.1 million during Fiscal 2018, Fiscal 2017, and Fiscal 2016, respectively, of revenue related to gift card breakage.

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

Co-branded Credit Card

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AE and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (the “Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations and Retained Earnings. The adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) did not have an impact of the Company’s accounting for the co-branded credit card.

For further information on the Company’s loyalty program, refer to the Customer Loyalty Program caption below.

Customer Loyalty Program

The Company recently launched a new, highly digitized loyalty program called AEO ConnectedTM (the “Program”).  This Program integrates the current credit card rewards program and the AEREWARDS® loyalty program into one combined customer offering.  Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds.  Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 45 days from the issuance date of the reward.  Rewards not redeemed during the 45-day redemption period are forfeited.  Additional rewards are also given for key items such as jeans and bras.

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASC 606.  The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method.  Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606.  As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of the adjustments are recorded in cost of sales.  The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption of ASC 606.

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

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Beginning balance	$4,717	$3,639	$3,349
Returns	(113,805)	(103,393)	(97,126)
Provisions	113,708	104,471	97,416
Ending balance	$4,620	$4,717	$3,639

ASC 606 changes the balance sheet presentation of the Company’s sales return reserve.  Presentation on a gross basis is now required, consisting of a separate right of return asset and liability.  These amounts are recorded within (i) Prepaid Expenses and Other and (ii) Other Liabilities and Accrued Expenses, respectively, on the Consolidated Balance Sheets.  Historically, the Company presented the net sales return liability within Other Liabilities and Accrued Expenses on the Consolidated Balance Sheets.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606.  ASC 606 is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASC 606 on February 4, 2018 using the modified retrospective method applied to all contracts as of February 4, 2018. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption.  The impact was the result of accounting for customer loyalty programs using a relative stand-alone selling price method vs. incremental cost method.  The Company defers a portion of the sales revenue attributed to the loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to the Customer Loyalty Program caption above for additional information.

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

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  Additionally, the Company recognizes revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed (“gift card breakage”), determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of total net revenue. For further information on the Company’s gift card program, refer to the Gift Cards caption above.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs and other promotional costs are expensed when the marketing campaign commences. As of February 2, 2019 and February 2, 2018, the Company had prepaid advertising expense of $12.6 million and $6.6 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $143.2 million, $129.8 million and $124.5 million in advertising expense during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies and payroll expenses. These costs are expensed as incurred.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gain (loss), interest income/expense and realized investment gains/losses.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Cash paid during the periods for:
Income taxes	$81,248	$47,094	$126,592
Interest	$1,207	$1,098	$1,155

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

The following tables present summarized geographical information:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Total net revenue:
United States	$3,511,265	$3,295,066	$3,160,699
Foreign (1)	524,455	500,483	449,166
Total net revenue	$4,035,720	$3,795,549	$3,609,865

(1)

Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	February 2,	February 3,
(In thousands)	2019	2018
Long-lived assets, net:
United States	$728,196	$706,778
Foreign	72,120	79,197
Total long-lived assets, net	$800,316	$785,975

3.  Cash, Cash Equivalents and Short-term Investments

The following table summarizes the fair market value of our cash and available for sale marketable securities, which are recorded on the Consolidated Balance Sheets:

(In thousands)	February 2, 2019	February 3, 2018
Cash and cash equivalents:
Cash	$108,216	$184,107
Interest bearing deposits	165,274	174,577
Commercial paper	59,840	54,929
Total cash and cash equivalents	$333,330	$413,613
Short-term investments(1):
Certificates of deposits	70,000	—
Commercial paper	22,135	—
Total short-term investments	92,135	—
Total cash and short-term investments	425,465	413,613

(1) Please see Note 2 to the Consolidated Financial Statements for a description of what we consider cash-equivalents and short-term investments.

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

In accordance with ASC 820, the following tables represent the fair value hierarchy for the Company’s financial assets (Cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of February 2, 2019 and February 3, 2018:

	Fair Value Measurements at February 2, 2019
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$108,216	$108,216	—	—
Interest bearing deposits	165,274	165,274	—	—
Commercial paper	59,840	59,840	—	—
Total cash and cash equivalents	$333,330	333,330	—	—
Short-term investments (1)
Certificates of deposits	70,000	70,000	—	—
Commercial paper	22,135	22,135	—	—
Total short-term investments	92,135	92,135	—	—
Total	$425,465	$425,465	—	—

(1) Please see Note 2 to the Consolidated Financial Statements for a description of what we consider cash-equivalents and short-term investments.

	Fair Value Measurements at February 3, 2018
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$184,107	$184,107	$—	$—
Interest bearing deposits	174,577	174,577	—	—
Commercial paper	54,929	54,929	—	—
Total cash and cash equivalents	$413,613	$413,613	$—	$—

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur and the Company is required to evaluate the non-financial instrument for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the estimated fair value.  During Fiscal 2016, the Company concluded the goodwill was impaired for the Hong Kong and China businesses, resulting in a $2.5 million charge included within impairment and restructuring charges in the Consolidated Statements of Operations as a result of the performance of those businesses and the Company’s exploration of alternatives, including the licensing of these markets to third-party operators.  All other goodwill for the Company was not impaired as a result of the annual goodwill impairment test.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820.  During Fiscal 2018, the Company recorded immaterial asset impairment charges.  During Fiscal 2017, the Company recorded no asset impairment charges. During Fiscal 2016, certain long-lived assets related to the Company’s retail stores, goodwill and corporate assets were determined to be unable to recover their respective carrying values and were written down to their fair value, resulting in a loss of $20.6 million, which is recorded within impairment and restructuring charges within the Consolidated Statements of Operations. The fair value of the impaired assets after the recorded loss is an immaterial amount.

The fair value of the Company’s stores was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest.  The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands, except per share amounts)	2019	2018	2017
Weighted average common shares outstanding:
Basic number of common shares outstanding	176,476	177,938	181,429
Dilutive effect of stock options and non-vested restricted stock	1,559	2,218	2,406
Diluted number of common shares outstanding	178,035	180,156	183,835

There were no anti-dilutive stock options outstanding during Fiscal 2018.  Stock option awards to purchase approximately  2.2 million and 2.2 million shares of common stock during Fiscal 2017 and Fiscal 2016, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, approximately 0.2 million, 19,000, and 24,000 shares of restricted stock units for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, were outstanding, but not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.  Furthermore, approximately 0.2 million, 0.9 million, and 0.1 million of performance-based restricted stock awards for Fiscal 2018, Fiscal 2017, and Fiscal 2016, respectively, were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance compared to pre-established performance goals.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Accounts Receivable, net

Accounts receivable, net are comprised of the following:

	February 2,	February 3,
(In thousands)	2019	2018
Franchise and license receivable	$31,474	$32,930
Merchandise sell-offs and vendor receivables	12,943	15,742
Credit card program receivable	21,129	9,544
Tax refunds	7,483	8,271
Landlord construction allowances	9,001	5,605
Gift card receivable	3,514	1,799
Other items	7,933	4,413
Total	$93,477	$78,304

There was no allowance for uncollectible receivables as of February 2, 2019.  Allowance for uncollectible receivables of $20.4 million are included within Accounts receivable, net as of February 3, 2018, respectively.

7.  Property and Equipment

Property and equipment consists of the following:

	February 2,	February 3,
(In thousands)	2019	2018
Land	$17,910	$17,910
Buildings	209,487	206,505
Leasehold improvements	698,029	630,725
Fixtures and equipment	1,221,203	1,143,140
Construction in progress	34,221	25,595
Property and equipment, at cost	$2,180,850	$2,023,875
Less: Accumulated depreciation	(1,438,701)	(1,299,636)
Property and equipment, net	$742,149	$724,239

Depreciation expense is summarized as follows:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Depreciation expense	$164,265	$158,969	$152,644

Additionally, during Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company recorded $2.0 million, $6.0 million and $1.5 million, respectively, related to asset write-offs within depreciation and amortization expense.

8.  Intangible Assets

Intangible assets include costs to acquire and register the Company’s trademark assets. The following table represents intangible assets as of February 2, 2019 and February 3, 2018:

	February 2,	February 3,
(In thousands)	2019	2018
Trademarks, at cost	$70,994	$70,322
Less: Accumulated amortization	(27,726)	(23,656)
Intangible assets, net	$43,268	$46,666

Amortization expense is summarized as follows:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Amortization expense	$4,225	$4,551	$4,007

The table below summarizes the estimated future amortization expense for intangible assets existing as of February 2, 2019 for the next five Fiscal Years:

Future
(In thousands)	Amortization
2019	$4,004
2020	$3,332
2021	$3,005
2022	$3,002
2023	$2,906

9.  Other Credit Arrangements

In January 2019, the Company entered into an amended and restated Credit Agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of February 2, 2019, the Company was in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of February 2, 2019.

As of February 2, 2019, the Company had no outstanding trade letters of credit.

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

A summary of fixed minimum and contingent rent expense for all operating leases follows:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Store rent:
Fixed minimum	$303,123	$298,458	$286,850
Contingent	13,883	9,566	8,519
Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$317,006	$308,025	$295,369
Offices, distribution facilities, equipment and other	18,636	26,960	18,172
Total rent expense	$335,642	$334,985	$313,541

In addition, the Company is typically responsible under its store, office and distribution center leases for tenant occupancy costs, including maintenance costs, common area charges, real estate taxes and certain other expenses.

The table below summarizes future minimum lease obligations, consisting of fixed minimum rent, under operating leases in effect at February 2, 2019:

(In thousands)	Future Minimum
Fiscal years:	Lease Obligations
2019	$295,754
2020	$264,572
2021	$229,995
2022	$188,921
2023	$174,576
Thereafter	$372,056
Total	$1,525,874

11.  Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	Benefit	Comprehensive
(In thousands)	Amount	(Expense)	Income
Balance at January 30, 2016	$(33,284)	3,416	$(29,868)
Foreign currency translation loss (1)	(8,380)	—	(8,380)
Gain on long-term intra-entity foreign currency transactions	2,919	(1,133)	1,786
Balance at January 28, 2017	$(38,745)	2,283	$(36,462)
Foreign currency translation gain (1)	3,564	—	3,564
Gain on long-term intra-entity foreign currency transactions	3,436	(1,333)	2,103
Balance at February 3, 2018	$(31,745)	950	$(30,795)
Foreign currency translation loss (1)	(834)	—	(834)
Loss on long-term intra-entity foreign currency transactions	(3,225)	22	(3,203)
Balance at February 2, 2019	$(35,804)	$972	$(34,832)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our subsidiaries.

12.  Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.  Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $27.5 million ($20.9 million, net of tax), $16.9 million ($12.0 million, net of tax) and $29.1 million ($18.5 million, net of tax), respectively.

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

At February 2, 2019, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2017 Stock Award and Incentive Plan

The 2017 Plan was approved by the stockholders on May 23, 2017.  The 2017 Plan authorized 11.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock based awards. The 2017 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m) (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein).  The 2017 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2017 Plan.  The 2017 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $750,000 in any single fiscal year. Through February 2, 2019, approximately 1.8 million shares of restricted stock and approximately 3.9 million shares of common stock had been granted under the 2017 Plan to employees and directors.  Approximately 60% of the restricted stock awards are performance-based and are earned if the established performance goals are met.  The remaining 40% of the restricted stock awards are time-based and 97% vest ratably over three years and 3% vest over a period of one to two years.

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

A summary of the Company’s stock option activity under all plans for Fiscal 2018 follows:

	For the Year Ended February 2, 2019
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2018	2,190	$14.59
Granted	715	$19.60
Exercised (1)	(993)	$15.60
Cancelled	0	$-
Outstanding - February 2, 2019	1,912	$16.75	5.3	7,983
Vested and expected to vest - February 2, 2019	1,679	$17.06	5.3	6,634
Exercisable - February 2, 2019 (2)	171	$14.92	4.8	1,030

(1)	Options exercised during Fiscal 2018 ranged in price from $13.70 to $19.89.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price at February 2, 2019.

The weighted-average grant date fair value of stock options granted during Fiscal 2018 and Fiscal 2017 was $5.71 and $3.84, respectively. The aggregate intrinsic value of options exercised during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $7.4 million, $0.2 million and $3.8 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $15.5 million and $3.1 million, respectively, for Fiscal 2018. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.4 million and $3.3 million, respectively, for Fiscal 2017.  Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $16.3 million and $0.3 million, respectively, for Fiscal 2016.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	February 2,	February 3,
Black-Scholes Option Valuation Assumptions	2019	2018
Risk-free interest rates (1)	2.6%	2.1%
Dividend yield	2.5%	3.1%
Volatility factors of the expected market price of the Company's common stock (2)	39.5%	38.5%
Weighted-average expected term (3)	4.5 years	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

As of February 2, 2019, there was $4.7 million of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	For the year ended		For the year ended
	February 2, 2019		February 2, 2019
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested - February 3, 2018	2,189	$13.27	2,138	$15.16
Granted	971	24.07	710	21.69
Vested	(1,042)	13.93	(930)	14.87
Cancelled/Forfeited	(119)	14.17	(18)	15.42
Nonvested - February 2, 2019	1,999	18.00	1,900	17.44

As of February 2, 2019, there was $20.3 million of unrecognized compensation expense related to nonvested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.1 years. Based on current probable performance, there is $5.7 million of unrecognized compensation expense related to performance-based restricted stock unit awards expected to be recognized as achievement of performance goals is probable over a one to three-year period.

As of February 2, 2019, the Company had 6.8 million shares available for all equity grants.

13.  Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20½ years of age.  In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to IRS limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $12.1 million, $10.6 million and $9.8 million in expense during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, in connection with the Retirement Plan.

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

14.  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, and implementing a one-time transition tax on undistributed earnings of foreign subsidiaries. The Tax Act also adopts elements of a modified territorial tax system, revises the rules governing foreign tax credits, and permits certain capital expenditures to be expensed immediately, as well as modifying or repealing many deductions and credits. Certain changes became effective for Fiscal 2017, while others became effective for Fiscal 2018.

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

In December 2017, the Securities and Exchange Commission (“SEC”) issued interpretive guidance under SAB 118 that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The estimated tax impacts of the one-time transition tax, re-measurement of deferred tax assets and liabilities, and other items are recorded as provisional amounts in accordance with SAB 118.  During the fourth quarter of 2018, the Company completed its accounting for the tax effects of the Tax Act with no material net changes to the provisional amounts recorded for the one-time transition tax and the re-measurement of deferred tax assets and liabilities as of February 3, 2018. Amounts recorded during Fiscal 2018 and Fiscal 2017 are reflected within the respective provision for income taxes in the Consolidated Statements of Income.

Additionally, the Tax Act includes a provision designed to currently tax global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders starting in 2018. The Company has elected, as permitted in FASB Staff Q&A - Topic 740 - No. 5, to treat any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred. The Company therefore will not record deferred taxes associated with the GILTI provision of the Tax Act.

The components of income before income taxes from continuing operations were:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
U.S.	$308,424	$255,621	$315,199
Foreign	36,676	31,552	20,063
Total	$345,100	$287,173	$335,262

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	February 2,	February 3,
(In thousands)	2019	2018
Deferred tax assets:
Rent	$21,649	$20,753
Employee compensation and benefits	12,476	1,599
Inventories	9,276	8,900
Deferred compensation	8,874	7,698
Net operating loss	8,757	9,232
Accruals not currently deductible	7,675	5,631
State tax credits	7,216	7,492
Foreign tax credits	564	3,123
Other	5,000	4,936
Gross deferred tax assets	81,487	69,364
Valuation allowance	(6,992)	(7,096)
Total deferred tax assets	$74,495	$62,268

Deferred tax liabilities:
Property and equipment	$(53,774)	$(46,165)
Prepaid Expenses	$(4,128)	$(3,736)
Other	(2,531)	(3,023)
Total deferred tax liabilities	$(60,433)	$(52,924)

Total deferred tax assets, net	$14,062	$9,344

The net increase in deferred tax assets and liabilities was primarily due to increases in employee compensation and benefits, partially offset by an increase in the deferred tax liability for property and equipment basis differences.

As of February 2, 2019, the Company had deferred tax assets related to state and foreign net operating loss carryovers of $2.6 million and $6.2 million, respectively that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers began expiring in the year 2018 and some have an indefinite carryforward period.   Management believes it is more likely than not that the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such a valuation allowance of $5.2 million has been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers.  We also provided for a valuation allowance of approximately $0.7 million related to other foreign deferred tax assets.

The Company had foreign tax credit carryovers in the amount of $0.6 million and $3.1 million as of February 2, 2019 and February 3, 2018, respectively.  The foreign tax credit carryovers begin to expire in Fiscal 2028 to the extent not utilized.  Management believes it is more likely than not that the foreign tax credit carryover will not reduce future years’ tax liabilities in certain jurisdictions.  As such a valuation allowance of $0.6 million has been recorded on the deferred tax assets related to the foreign tax credit carryovers.

The Company had state income tax credit carryforwards of $7.2 million (net of federal tax) and $7.5 million (net of federal tax) as of February 2, 2019 and February 3, 2018, respectively.  These income tax credits can be utilized to offset future state income taxes and have a carryforward period of 10 to 16 years. They will begin to expire in Fiscal 2023.  Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such a valuation allowance of $0.5 million has been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers.

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Current:
Federal	$60,453	$31,763	$93,961
Foreign taxes	7,343	3,404	3,168
State	19,815	9,600	11,137
Total current	87,611	44,767	108,266
Deferred:
Federal	$(148)	$36,345	$12,057
Foreign taxes	(2,367)	(1,130)	(268)
State	(1,898)	3,028	2,758
Total deferred	(4,413)	38,243	14,547
Provision for income taxes	$83,198	$83,010	$122,813

As of February 2, 2019, the undistributed earnings of the Company’s foreign subsidiaries were approximately $63.0 million (USD).  Earnings of $42.9 million were previously subject to tax due to the one-time transition tax on undistributed foreign earnings required by the Tax Act.  The Company intends to continue to permanently reinvest earnings outside of the United States for the foreseeable future and, therefore, has not recognized additional tax expense (e.g., foreign withholding taxes due upon repatriation) on these earnings beyond the one-time transition tax.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
(In thousands)	February 2, 2019	February 3, 2018	January 28, 2017
Unrecognized tax benefits, beginning of the year balance	$7,286	$7,093	$5,748
Increases in current period tax positions	565	1,913	1,884
Increases in tax positions of prior periods	2,279	624	464
Settlements	(1,397)	(744)	—
Lapse of statute of limitations	(545)	(517)	(362)
Decreases in tax positions of prior periods	(1,654)	(1,083)	(641)
Unrecognized tax benefits, end of the year balance	$6,534	$7,286	$7,093

As of February 2, 2019, the gross amount of unrecognized tax benefits was $6.5 million, of which $6.0 million would affect the effective income tax rate if recognized.  The gross amount of unrecognized tax benefits as of February 3, 2018 was $7.3 million, of which $6.6 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits decreased by $0.8 million during Fiscal 2018, increased by $0.2 million during Fiscal 2017 and increased by $1.3 million during Fiscal 2016.  Over the next twelve months the Company believes it is reasonably possible the unrecognized tax benefits could decrease by as much as $4.6 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $0.9 million and $1.0 million as of February 2, 2019 and February 3, 2018, respectively.  An immaterial amount of interest and penalties were recognized in the provision for income taxes during Fiscal 2018, Fiscal 2017 and Fiscal 2016.

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

As part of the CAP, tax years are audited on a real-time basis so that all or most issues are resolved prior to the filing of the federal tax return.  The IRS has completed examinations under CAP through February 3, 2018, for which the majority of the issues have been resolved. The Company does not anticipate that any adjustments will result in a material change to its financial position, results of operations or cash flows.  With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before 2012.  Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Federal income tax rate	21.0%	33.7%	35.0%
State income taxes, net of federal income tax effect	3.8	2.9	2.8
Foreign rate differential	(0.7)	(1.9)	(1.7)
Impact of Tax Cuts and Jobs Act	0.1	(3.0)	0.0
Valuation allowance changes, net	0.4	(0.2)	0.4
Change in unrecognized tax benefits	(0.2)	0.3	0.4
Other	(0.3)	(2.9)	(0.3)
	24.1%	28.9%	36.6%

15.  Impairment & Restructuring Charges

In Fiscal 2018, the Company recorded pre-tax restructuring charges of $1.6 million, which consisted primarily of charges for corporate severance costs.  The Company may incur additional charges for corporate and international restructuring in Fiscal 2019.  The magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification and local laws.

In Fiscal 2017, the Company recorded pre-tax restructuring charges of $30.2 million. This amount consisted of costs related to the planned exit of a joint business venture; charges for home office restructuring; and the previously announced initiative to explore the closure or conversion of Company-owned and operated stores in Hong Kong, China, and the United Kingdom to licensed partnerships.

In Fiscal 2016, impairment and restructuring charges were $21.2 million. This amount consisted of impairment of all Company-owned retail stores in the United Kingdom, Hong Kong and China.  Additionally, impairment and restructuring charges were incurred for goodwill ($2.5 million) and non-store corporate assets ($11.5 million) that support the international retail stores and e-commerce operations.  In Fiscal 2016, the Company undertook an initiative to convert these markets to license partnerships. Assets for these markets currently have no ability to generate sufficient cash flow to cover their carrying value.

The closure of the Company owned and operated United Kingdom stores was completed in Fiscal 2017.  The Company may incur additional charges for international restructuring in Fiscal 2018. The magnitude is dependent on a number of factors, including negotiating third-party agreements, adherence to notification requirements and local laws.

	For the years ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Severance and related employee costs	$1,568	$10,660	$295
Lease termination and store closure costs	—	$9,951	$295
Total cash restructuring charges (1)	$1,568	20,611	590

Joint business venture charges (2)	—	7,964	—
Inventory charges (3)	—	1,669	—
Asset impairment charges (4)	—	—	20,576
Total impairment and restructuring charges	$1,568	$30,244	$21,166

(1)

Cash charges of $1.6 million, $20.6 million and $0.6 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, for lease termination, store closures and severance were recorded within Impairment and Restructuring Charges on the Consolidated Statements of Operations

(2)

$8.0 million ($3.5 million cash and $4.5 million non-cash) of net charges for Fiscal 2017 related to the planned exit of a joint business venture were recorded within Other (Expense) Income, Net on the Consolidated Statements of Operations

(3)

Non-cash inventory charges of $1.7 million for Fiscal 2017 related to restructuring activities for our United Kingdom and Asia markets recorded as a reduction in Gross Profit on the Consolidated Statements of Operations.

(4)

Non-cash impairment charges of $20.6 million for Fiscal 2016 consisted of $7.2 million for the impairment of all Company-owned retail stores in the United Kingdom, Hong Kong and China, as well as $10.8 million of impairment and restructuring charges related to non-store corporate assets that support the international retail stores and e-commerce operations and $2.5 million of goodwill impairment for the China and Hong Kong retail operations.

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows:

February 2,
(In thousands)	2019
Accrued liability as of February 3, 2018	$7,650
Add: Costs incurred, excluding non-cash charges	1,568
Less: Cash payments and adjustments	(2,589)
Accrued liability as of February 2, 2019	$6,629

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

	Fiscal 2018 Quarters Ended
	May 5,	August 4,	November 3,	February 2,
(In thousands, except per share amounts)	2018	2018	2018	2019
Total net revenue	$822,961	$964,853	$1,003,707	$1,244,199
Gross profit	$304,443	$353,101	$399,487	$430,607
Net income	$39,929	$60,333	$85,472	$76,168

Basic per common share amounts:
Basic net income per common share	$0.23	$0.34	$0.48	$0.44

Diluted per common share amounts:
Diluted net income per common share	$0.22	$0.34	$0.48	$0.43

	Fiscal 2017 Quarters Ended
	April 29,	July 29,	October 28,	February 3,
(In thousands, except per share amounts)	2017	2017	2017	2018
Total net revenue	$761,836	$844,557	$960,433	$1,228,723
Gross profit	$277,822	$292,649	$374,913	$425,120
Net income	$25,236	$21,236	$63,733	$93,957

Basic per common share amounts:
Basic net income per common share	$0.14	$0.12	$0.36	$0.53

Diluted per common share amounts:
Diluted net income per common share	$0.14	$0.12	$0.36	$0.52

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2019. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of February 2, 2019, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes, and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

March 14, 2019

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after February 2, 2019, is incorporated herein by reference.  The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018

Consolidated Statements of Operations for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

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

Amended and Restated Credit Agreement, dated January 30, 2019, among American Eagle Outfitters, Inc. and certain of its subsidiaries as borrowers, each lender from time to time party thereto, and PNC Bank, National Association as administrative agent for the lenders and certain other parties and agents (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 5, 2019 (SEC filed No. 001-33338))

10.2^

American Eagle Outfitters, Inc. Deferred Compensation Plan, Amended and Restated December 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2008 (SEC File No. 001-33338))

10.3^	American Eagle Outfitters, Inc. Form of Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2006 (SEC File No. 001-33338))

10.4^	Form of Change in Control Agreement dated April 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2010 (SEC File No. 001-33338))

10.5^

Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 11, 2011 (SEC File No. 001-33338))

10.6^	Letter Agreement with Chad Kessler dated December 2, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.7^	Letter Agreement with Jennifer Foyle dated June 25, 2010 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

Exhibit Number	Description

10.8^	Letter Agreement with Robert L. Madore, dated September 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 29, 2016 (SEC File No. 001-33338))

10.9^

Change in Control Agreement between American Eagle Outfitters, Inc. and Robert L. Madore, dated September 23, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 29, 2016 (SEC File No. 001-33338))

10.10^	Form of 2016 Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2017 (SEC File No. 001-33338))

10.11^

General Release and Form of Separation between Peter Z. Horvath and American Eagle Outfitters, Inc., dated October 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 7, 2017 (SEC File No. 001-33338))

10.12^

American Eagle Outfitters, Inc. 2017 Stock Award and Incentive Plan (as amended and restated effective March 14, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed June 1, 2018 (SEC File No. 001-33338))

10.13^

Form of Notice of Grant of Time-Based Restricted Stock Units and Restricted Stock Units Awards Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed June 1, 2018 (SEC File No. 001-33338))

10.14^

Form of Notice of Grant of Performance-Based Restricted Stock Units and Restricted Stock Units Awards Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed June 1, 2018 (SEC File No. 001-33338))

10.15^	Form of Notice of Grant of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed June 1, 2018 (SEC File No. 001-33338))

10.16^

Notice of Long Term Incentive Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 12, 2018 (SEC File No. 001-33338))

10.17^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 12, 2018 (SEC File No. 001-33338))

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101*	Interactive Data File

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC
^	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer

Dated March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2019.

Signature		Title

/s/ Jay L. Schottenstein		Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)
Jay L. Schottenstein

/s/ Robert L. Madore		Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Robert L. Madore

/s/ James H. Keefer		Vice President, Chief Accounting Officer (Principal Accounting Officer)
James H. Keefer

	*	Director
Sujatha Chandrasekaran

	*	Director
Deborah A. Henretta

	*	Director
Thomas R. Ketteler

	*	Director
Cary D. McMillan

	*	Director
Janice E. Page

	*	Director
David M. Sable
	*	Director
Noel J. Spiegel

*By:	/s/ Robert L. Madore
Robert L. Madore,
Attorney-in-Fact