Form 10-Q
period 2019-05-04
AMERICAN EAGLE OUTFITTERS INC
filed 2019-06-06
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33338

American Eagle Outfitters, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 13-2721761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Hot Metal Street, Pittsburgh, PA	15203-2329
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 432-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AEO	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,224,129 Common Shares were outstanding at June 3, 2019.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	May 4,	February 2,	May 5,
(In thousands, except per share amounts)	2019	2019	2018
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,671	$333,330	$289,700
Short-term investments	45,000	92,135	20,000
Merchandise inventory	456,160	424,404	404,264
Accounts receivable, net	73,836	93,477	72,800
Prepaid expenses and other	70,936	102,907	87,832
Total current assets	950,603	1,046,253	874,596
Property and equipment, at cost, net of accumulated depreciation	744,670	742,149	732,179
Operating lease right-of-use assets	1,444,225	—	—
Intangible assets net, including goodwill	57,221	58,167	60,928
Non-current deferred income taxes	20,951	14,062	9,105
Other Assets	37,683	42,747	54,106
Total assets	$3,255,353	$1,903,378	$1,730,914
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$231,760	$240,671	$207,774
Current portion of operating lease liabilities	266,819	—	—
Accrued income and other taxes	25,146	20,064	22,048
Accrued compensation and payroll taxes	29,425	82,173	27,904
Unredeemed gift cards and gift certificates	42,025	53,997	39,918
Other current liabilities and accrued expenses	54,622	145,740	137,160
Total current liabilities	649,797	542,645	434,804
Non-current liabilities:
Non-current operating lease liabilities	1,328,663	—	—
Other non-current liabilities	35,142	73,178	88,729
Total non-current liabilities	1,363,805	73,178	88,729
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 171,870, 172,436 and 176,217 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	570,443	574,929	565,033
Accumulated other comprehensive loss	(35,354)	(34,832)	(34,936)
Retained earnings	2,028,627	2,054,654	1,904,190
Treasury stock, 77,696, 77,130 and 73,349 shares, respectively	(1,324,461)	(1,309,692)	(1,229,402)
Total stockholders’ equity	1,241,751	1,287,555	1,207,381
Total liabilities and stockholders’ equity	$3,255,353	$1,903,378	$1,730,914

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(In thousands, except per share amounts)	2019	2018
Total net revenue	$886,290	$822,961
Cost of sales, including certain buying, occupancy and warehousing expenses	561,369	518,518
Gross profit	324,921	304,443
Selling, general and administrative expenses	230,741	210,234
Restructuring charges	1,543	1,568
Depreciation and amortization expense	44,791	41,935
Operating income	47,846	50,706
Other income, net	4,182	502
Income before income taxes	52,028	51,208
Provision for income taxes	11,276	11,279
Net income	$40,752	$39,929

Net income per basic share	$0.24	$0.23
Net income per diluted share	$0.23	$0.22

Cash dividends per common share	$0.1375	$0.1375

Weighted average common shares outstanding - basic	172,598	176,853
Weighted average common shares outstanding - diluted	174,073	178,273

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(In thousands)	2019	2018
Net income	$40,752	$39,929
Other comprehensive income:
Foreign currency translation income	(522)	4,141
Other comprehensive income:	(522)	4,141
Comprehensive income	$40,230	$44,070

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at February 3, 2018	177,316	$2,496	$593,770	$1,883,592	$(1,202,272)	$(30,795)	$1,246,791
Stock awards	—	—	5,553	—	—	—	5,553
Repurchase of common stock as part of publicly announced programs	(2,300)	—	—	—	(44,913)	—	(44,913)
Repurchase of common stock from employees	(723)	—	—	—	(14,213)	—	(14,213)
Adoption of Accounting Standards Update 2014-09	—	—	—	152	—	—	152
Reissuance of treasury stock	1,923	—	(34,726)	5,178	31,996	—	2,448
Net income	—	—	—	39,929		—	39,929
Other comprehensive income, net of tax	—	—	—	—	—	(4,141)	(4,141)
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	436	(24,661)	—	—	(24,225)
Balance at May 5, 2018	176,216	$2,496	$565,033	$1,904,190	$(1,229,402)	$(34,936)	$1,207,381

Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	4,958	—	—	—	4,958
Repurchase of common stock as part of publicly announced programs	(911)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(169)	—	—	—	(3,499)	—	(3,499)
Adoption of Accounting Standards Codification 842, net of tax				(44,435)			(44,435)
Reissuance of treasury stock	514	—	(9,874)	1,718	8,730	—	574
Net income	—	—	—	40,752	—	—	40,752
Other comprehensive income, net of tax	—	—	—	—	—	(522)	(522)
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	430	(24,062)	—	—	(23,632)
Balance at May 4, 2019	171,870	$2,496	$570,443	$2,028,627	$(1,324,461)	$(35,354)	$1,241,751

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(In thousands)	2019	2018
Operating activities:
Net income	$40,752	$39,929
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,350	42,472
Share-based compensation	5,041	5,716
Deferred income taxes	7,704	(1,162)
Changes in assets and liabilities:
Merchandise inventory	(32,075)	(7,702)
Other assets	42,529	(6,555)
Accounts payable	(8,896)	(33,024)
Accrued compensation and payroll taxes	(52,736)	(26,308)
Accrued and other liabilities	(39,950)	14,624
Net cash provided by operating activities	7,719	27,990
Investing activities:
Capital expenditures for property and equipment	(36,574)	(46,903)
Purchase of available-for-sale investments	(20,000)	(20,000)
Sale of available-for-sale investments	67,135	—
Other investing activities	(203)	(314)
Net cash provided by (used for) investing activities	10,358	(67,217)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(20,000)	(44,913)
Repurchase of common stock from employees	(3,498)	(14,213)
Net proceeds from stock options exercised	571	2,354
Cash dividends paid	(23,632)	(24,225)
Other financing activities	(80)	(3,284)
Net cash used for financing activities	(46,639)	(84,281)
Effect of exchange rates changes on cash	(97)	(405)
Net change in cash and cash equivalents	(28,659)	(123,913)
Cash and cash equivalents - beginning of period	333,330	413,613
Cash and cash equivalents - end of period	$304,671	$289,700

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at May 4, 2019 and May 5, 2018 and for the 13 week periods ended May 4, 2019 and May 5, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019 (the “Fiscal 2018 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle,” “AE” and the “AE Brand” refer to our American Eagle stores. “Aerie” refers to our Aerie® by American Eagle® stores. “AEO Direct” refers to our e-commerce operations, www.ae.com and www.aerie.com.  “Tailgate” refers to our Tailgate brand of vintage, sports- inspired apparel.  “Todd Snyder” refers to our Todd Snyder New York premium menswear brand.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At May 4, 2019, and all periods presented, the Company operated in one reportable segment.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases-, (“ASC 842”) by issuing Accounting Standards Update (“ASU”) No. 2016-02. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted ASU 2016-02 and its subsequent amendments effective February 3, 2019. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 3, 2019.  The Company elected the new standard’s package of practical expedients, which permits the Company to maintain prior conclusions about lease identification, lease classification, and initial direct costs. The company elected the go-forward practical expedient to not separate lease and non-lease components for all of our leases. The Company also elected the short-term lease recognition exemption for all leases that qualify.

Upon adoption, the Company:

•

Recognized lease liabilities and right-of-use assets of $1.6 billion, for the present value of the remaining minimum rental payments on existing operating leases (including consideration related to non-lease components due to the related practical expedient).

•

Recognized a transition adjustment of $44.4 million (net of tax effects of $15.0 million) to retained earnings related to the impairment of newly recognized right-of-use assets related to store assets that were impaired prior to the date of adoption.

•

Reclassified $82.9 million of straight-line deferred rent, $55.0 million of deferred lease credits, and $40.4 million of prepaid rent to the right-of-use asset. Combined with the impairment discussed above, these reclassifications reduced the net right-of-use asset to $1.4 billion. Corresponding amounts were not reclassified in prior periods as those prior periods are presented under ASC 840, Leases.

Refer to Note 9 to the Consolidated Financial Statements for information regarding leases.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. The Company adopted ASU 2018-02 on February 3, 2019. The adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment.  This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized.  The Company adopted ASU 2017-04 on February 3, 2019. The adoption did not have an impact on our consolidated financial statements, as no goodwill was determined to be impaired during the 13 weeks ended May 4, 2019.

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

As of both May 4, 2019 and May 5, 2018, short-term investments classified as available-for-sale included certificates of deposit with a maturity of greater than three months, but less than one year.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, Revenue from contracts with customers (“ASC 606”), a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASC 606 on February 4, 2018.  Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption.  The impact was the result of accounting for customer loyalty programs using a relative stand-alone selling price method versus incremental cost method.  The Company defers a portion of the sales revenue attributed to the loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to the Customer Loyalty Program caption below for additional information.

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

The following table sets forth the approximate consolidated percentage of Total Net Revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Men’s apparel and accessories	28%	30%
Women’s apparel and accessories (excluding Aerie)	54%	53%
Aerie	18%	17%
Total	100%	100%

The following table disaggregates the Company’s Total Net Revenue by geography:

	13 Weeks Ended
(In thousands)	May 4, 2019	May 5, 2018
Total Net Revenue:
United States	$768,480	$707,387
Foreign (1)	117,810	115,574
Total Net Revenue	$886,290	$822,961

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

As of May 4, 2019, the weighted average remaining useful life of our assets is approximately 8 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 weeks ended May 4, 2019 or May 5, 2018.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Intangible Assets including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business and Tailgate and Todd Snyder brands.  In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 2, 2019.  As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Definite-lived intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s definite-lived intangible assets, which consists primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended May 4, 2019 or May 5, 2018.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded approximately $2 million of revenue related to gift card breakage during both the 13 weeks ended May 4, 2019 and May 5, 2018.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and an adjustment to the operating lease right-of-use asset at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as part of the single lease cost over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the landlord.

Co-branded Credit Card

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AE and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding when the amounts are fixed or determinable and collectability is reasonably assured.  This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations and Retained Earnings. The adoption of ASC 606 did not have an impact of the Company’s accounting for the co-branded credit card.

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

The presentation on a gross basis consists of a separate right of return asset and liability.  These amounts are recorded within (i) prepaid expenses and other and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

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

Refer to Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

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

3.  Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents:
Cash	$91,853	$108,216	$209,927
Interest bearing deposits	177,952	165,274	57,812
Commercial paper	34,866	59,840	21,961
Total cash and cash equivalents	$304,671	$333,330	$289,700
Short-term investments
Certificates of deposit	45,000	70,000	20,000
Commercial paper	—	22,135	—
Total short-term investments	45,000	92,135	20,000
Total	$349,671	$425,465	$309,700

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

The Company’s cash equivalents and short-term investments are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented.  Refer to Footnote 3 to the Consolidated Financial Statements for additional information regarding cash equivalents and short-term investments.

During the 13 weeks ended May 4, 2019 and May 5, 2018, we did not have any financial instruments that required other fair value measurements.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	May 4,	May 5,
(In thousands)	2019	2018
Weighted average common shares outstanding:
Basic number of common shares outstanding	172,598	176,853
Dilutive effect of stock options and non-vested restricted stock	1,475	1,420
Diluted number of common shares outstanding	174,073	178,273
Anti-Dilutive Shares	171	729

Dilutive and anti-dilutive shares relate to share based compensation.  Refer to Note 10 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	May 4,	February 2,	May 5,
(In thousands)	2019	2019	2018
Property and equipment, at cost	$2,190,627	$2,180,850	$2,058,450
Less: Accumulated depreciation and impairment	(1,445,957)	(1,438,701)	(1,326,271)
Property and equipment, net	$744,670	$742,149	$732,179

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	May 4,	February 2,	May 5,
(In thousands)	2019	2019	2018
Goodwill	$14,821	$14,899	$14,962
Trademarks, at cost	71,150	70,994	70,636
Less: Accumulated amortization	(28,750)	(27,726)	(24,670)
Intangible assets, net	$57,221	$58,167	$60,928

8.  Other Credit Arrangements

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

9.  Leases

The Company leases all store premises, some of its office space and certain information technology and office equipment. These leases are generally classified as operating leases.

Store leases generally provide for a combination of base rentals and contingent rent based on store sales. Additionally, most leases include landlord incentives such as construction allowances and rent holidays. The Company is typically responsible for tenant occupancy costs including maintenance costs, common area charges, real estate taxes, and certain other expenses.

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. When measuring right-of-use assets and lease liabilities after the date of adoption of ASC 842, the Company only includes cash flows related to options to extend or terminate leases once those options are executed.

Some leases have variable payments. However, because they are not based on an index or rate, they are not included in the measurement of right-of-use assets and lease liabilities.

The Company uses its incremental borrowing rate as a basis for the discount rates used in the measurement of right-of-use assets and lease liabilities.

For leases that qualify for the short-term lease exemption, the Company does not record a lease liability or right-of-use asset. Short-term lease payments are recognized on a straight-line basis over the lease term of 12 months or less.

The table below summaries lease activity for the period.

13 Weeks Ended
May 4, 2019
(In thousands, except year and rate data)
Lease costs
Operating lease costs	82,562
Variable lease costs	23,556
Short-term leases and other lease costs	12,844
Total lease costs	$118,962

Other information
Operating cash flows for operating leases	(73,006)
New right-of-use asset for operating leases entered into during the period	56,097
Weighted-average remaining lease term - operating leases	6.5 years
Weighted-average discount rate - operating leases	5.0%

The table below is a maturity analysis of the operating leases in effect as of the end of the period.  Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the below:

Undiscounted Cash Flows
(In thousands)
Fiscal years:
2019 (remaining 39 weeks)	$226,604
2020	341,426
2021	300,910
2022	250,665
2023	230,074
Thereafter	557,955
Total undiscounted cash flows	$1,907,634
Less: discount on lease liability	(312,152)
Total lease liability	$1,595,482

10.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 4, 2019 and May 5, 2018 was $5.0 million ($3.9 million, net of tax) and $5.7 million ($4.5 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 13 weeks ended May 4, 2019 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 2, 2019	1,912	$16.75
Granted	776	$21.41
Exercised (1)	(34)	$14.59
Cancelled	—	$—
Outstanding - May 4, 2019	2,655	$18.14	5.6	$15,865
Vested and expected to vest - May 4, 2019	2,350	$18.20	5.6	$9,898
Exercisable - May 4, 2019 (2)	679	$16.43	5.1	$5,220

(1)	Options exercised during the 13 weeks ended May 4, 2019 had an exercise price of $14.59.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on May 4, 2019.

Cash received from the exercise of stock options was $0.6 million and $2.4 million for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. The actual tax benefit realized from stock option exercises totaled $0.1 million for the 13 weeks May 4, 2019.

As of May 4, 2019, there was $8.1 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended
	May 4,	May 5,
Black-Scholes Option Valuation Assumptions	2019	2018
Risk-free interest rate (1)	2.2%	2.6%
Dividend yield	2.4%	2.5%
Volatility factor (2)	38.2%	39.5%
Weighted-average expected term (3)	4.4 years	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	May 4, 2019		May 4, 2019
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - February 2, 2019	1,999	$18.00	1,900	$17.44
Granted	12	$18.58	553	$20.51
Vested	(232)	$16.10	(245)	$15.99
Cancelled	(37)	$16.20	(345)	$16.00
Nonvested - May 4, 2019	1,742	$18.29	1,863	$18.81

As of May 4, 2019, there was $16.7 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.9 years. Based on current probable performance, there is $5.9 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of May 4, 2019, the Company had 5.9 million shares available for all equity grants.

11.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 4, 2019 was 21.7% compared to 22.0% for the 13 weeks ended May 5, 2018.  The decrease in the effective income tax rate this year is primarily due to a tax benefit related to changes in tax reform guidance.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 4, 2019.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $4.7 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

13.  Restructuring Charges

During the 13 weeks ended May 4, 2019, the Company recorded pre-tax restructuring charges of $1.5 million. These amounts consist primarily of charges for severance and closure costs for our company-owned and operated stores in China.

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

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is as follows.  The accrued liability as of February 2, 2019 relates to previous restructuring activities disclosed in the Company’s Fiscal 2018 Form 10-K, which remained unpaid at the beginning of Fiscal 2019.

13 Weeks Ended
May 4,
(In thousands)	2019
Accrued liability as of February 2, 2019	$6,629
Add: Costs incurred, excluding non-cash charges	1,543
Less: Cash payments and adjustments	(5,680)

Accrued liability as of May 4, 2019	$2,492

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2018 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2018 Form 10-K.

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of 15 to 20 American Eagle stores, 35 to 40 Aerie standalone stores, and the opening of 25 to 35 Aerie side-by-side format stores with new or existing American Eagle stores in North America during Fiscal 2019;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 40 to 50 American Eagle stores in the United States and Canada for remodeling and refurbishing during Fiscal 2019;
•	the potential closure of approximately 10 to 15 American Eagle and 5 to 10 Aerie stores, primarily in North America during Fiscal 2019;
•	the planned opening of approximately 15 to 20 new international third-party operated American Eagle stores during Fiscal 2019;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	our ability to predict inventory turnover;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings
•	the availability of sufficient cash flow to fund anticipated capital expenditures, dividends, and working capital requirements;
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

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed herein and Item 1A of our Fiscal 2018 Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle, Aerie, Tailgate and Todd Snyder stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

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

Results of Operations

Overview

Our first quarter produced the seventeenth consecutive quarter of positive comparable sales increase.  American Eagle’s ongoing market share gains are led by its dominant jeans business, and Aerie’s consistent double-digit growth has been fueled by the brand’s strong appeal to both existing and new customers.  Total net revenue increased 8% to $886.3 million and consolidated comparable sales, including AEO Direct, increased 6%, following a 9% increase last year. By brand, American Eagle brand comparable sales increased 4% following a 4% increase last year, while Aerie comparable sales increased 14% compared to a 38% increase last year. Gross profit increased 7% or $20.5 million to $324.9 million compared to $304.4 million last year and decreased 30 basis points to 36.7% as a rate to total net revenue.

Net income for the quarter increased 2% to $40.8 million, or $0.23 per diluted share, compared to $39.9 million, or $0.22 per diluted share, last year. On an adjusted basis, net income per diluted share this year increased 4% to $0.24 per share, which excludes $0.01 per share of restructuring charges compared to $0.23 per diluted share last year, which excludes $0.01 per share of restructuring charges.

During the 13 weeks ended May 4, 2019, we returned $43.6 million to shareholders through share repurchases of $20.0 million, and cash dividends of $23.6 million.  We had $349.7 million in cash and short-term investments as of May 4, 2019 compared to $309.7 million last year.  Merchandise inventory at the end of the first quarter was $456.2 million, compared to $404.3 million last year, a 13% increase.

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

	13 Weeks Ended	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Net income per diluted share - GAAP Basis	$0.23	$0.22
Add: Restructuring charges (1)(2)	0.01	0.01
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.24	$0.23

(1)	13 weeks ended May 4, 2019: $1.5 million of pre-tax restructuring charges, primarily consisting of severance and closure costs for our company-owned and operated stores in China
(2)	13 weeks ended May 5, 2018: $1.6 million of pre-tax restructuring charges, primarily consisting of corporate severance charges

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations and Retained Earnings.

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.3	63.0
Gross profit	36.7	37.0
Selling, general and administrative expenses	26.0	25.5
Restructuring charges	0.2	0.2
Depreciation and amortization expense	5.1	5.1
Operating income	5.4	6.2
Other income, net	0.5	—
Income before income taxes	5.9	6.2
Provision for income taxes	1.3	1.4
Net Income	4.6%	4.8%

The following table shows our consolidated store data:

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Number of stores:
Beginning of period	1,055	1,047
Opened	11	5
Closed	(5)	(3)
End of period	1,061	1,049
Total gross square feet at end of period (in '000)	6,662	6,598
International licensed/franchise stores at end of period (1)	235	217

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 936 American Eagle retail stores which include 151 Aerie side-by-side locations, 119 Aerie stand-alone locations and AEO Direct. Additionally, there were 5 Tailgate and 1 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended May 4, 2019 to the 13 weeks ended May 5, 2018

Total net revenue

Total net revenue increased 8%, or $63.3 million, to $886.3 million compared to $823.0 million last year. Total comparable sales increased 6% for the period compared to a 9% increase last year.

By brand, including the respective AEO Direct sales, American Eagle brand comparable sales increased 4%, or $23.9 million, and Aerie brand comparable sales increased 14%, or $16.9 million.  Total comparable sales for AE women’s increased 7% and men’s decreased 4%.

For the first quarter, consolidated comparable traffic and transactions increased in the high-single digits. Units per transaction increased in the low-single digits, partially offset by an AUR decrease in the low-single digits.

Gross Profit

Gross profit increased 7% or $20.5 million to $324.9 million compared to $304.4 million last year.  The gross margin rate declined 30 basis points to a rate of 36.7% of revenue.  Rent leverage and improved product costs were offset by increases in markdowns and delivery expense.

There was $2.5 million and $2.7 million of share-based payment expense included in gross profit for the periods ended May 4, 2019 and May 5, 2018, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 10% or $20.5 million to $230.7 million from $210.2 million last year. As a rate to total net revenue, SG&A expenses increased 50 basis points to 26.0%, compared to 25.5% last year. Strategic investments in the stores organization, which began midway through 2018, led to increased compensation expense.  Advertising and professional services also contributed to the increase from $210 million last year.

There was $2.5 million and $3.0 million of share-based payment expense included in SG&A expenses for the periods ended May 4, 2019 and May 5, 2018, respectively, comprised of both time and performance-based awards.

Restructuring Charges

Restructuring charges were $1.5 million, or 0.2% as a rate to total net revenue, for the 13 weeks ended May 4, 2019. These charges are primarily the result of severance and closure costs for our company-owned and operated stores in China. Restructuring charges were $1.6 million, or 0.2% as a rate to total net revenue for the 13 weeks ended May 5, 2018.  These charges were primarily the result of corporate severance charges.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 7% or $2.9 million to $44.8 million, compared to $41.9 million last year.  As a rate to total net revenue, depreciation and amortization expense was 5.1% this year compared to 5.1% last year.  The increase in expense was driven by omni-channel, stores and IT technology investments.

Other Income, Net

Other income increased to $4.2 million this year, compared to other income of $0.5 million last year.  The increase is primarily attributable to increased interest income and foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended May 4, 2019 was 21.7% compared to 22.0% for the 13 weeks ended May 5, 2018. The decrease in the effective income tax rate this year is primarily due to a tax benefit related to changes in tax reform guidance.

Net Income

Net income increased 2%, or $0.8 million, to $40.8 million, or 4.6% as a percent to total net revenue, from $39.9 million, or 4.8% as a percent to total net revenue last year. Net income per share increased 5% to $0.23 per diluted share, including $0.01 of restructuring charges from $0.22 per diluted share, including $0.01 of restructuring charges last year.  The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of May 4, 2019, we had 235 stores operated by our third party operators in 24 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 4, 2019, we had 104 company-owned stores in Canada, 39 in Mexico, 6 in Hong Kong and 6 in Puerto Rico.

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

As of May 4, 2019, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 4, 2019:

	Fair Value Measurements at May 4, 2019
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$91,853	$91,853	—	—
Interest bearing deposits	177,952	177,952	—	—
Commercial paper	34,866	34,866	—	—
Total cash and cash equivalents	$304,671	$304,671	—	—
Short-term investments
Certificates of Deposit	45,000	45,000	—	—
Total short-term investments	45,000	45,000
Total	$349,671	$349,671	—	—

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends.  Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January 2024.  Additionally, our uses of cash include the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  We also made key investments in the customer experience and our associates, including store payroll and higher wages, as well as incremental advertising expenses. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	May 4,	February 2,	May 5,
	2019	2019	2018
Working Capital (in thousands)	$300,806	$503,608	$439,792
Current Ratio	1.46	1.93	2.01

Working capital decreased $202.8 million compared to February 2, 2019 and decreased $138.9 million compared to last year. The adoption of ASC 842 decreased working capital by $215.1 million, due to the addition of $266.8 million of operating lease liabilities (current portion), offset by $51.7 million of current deferred rent balances. Compared to last year, the remaining $76.2 million increase in working capital was driven by a $51.9 million increase in inventory and a $40.0 million increase in cash and short-term investments, partially offset by a $24.1 million increase in accounts payable.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $7.7 million and $28.0 million for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Investing activities for the 13 weeks ended May 4, 2019 primarily consisted of $47.1 million of net short-term investment sales, partially offset by $36.6 million of capital expenditures for property and equipment. Investing activities for the 13 weeks ended May 5, 2018 primarily included $46.9 million of capital expenditures for property and equipment and $20.0 million of short-term investment purchases.

Cash Flows from Financing Activities

Cash used for financing activities for the 13 weeks ended May 4, 2019 consisted primarily of $23.6 million for cash dividends paid at a quarterly rate of $0.1375 per share, $20.0 million used for purchases of 0.9 million shares of common stock under publically announced programs, and $3.5 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

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

Credit Facilities

In Fiscal 2018, we entered into a credit agreement (“Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and take advantage of a favorable credit environment.

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

As of May 4, 2019, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement on May 4, 2019.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended May 4, 2019 were $36.6 million and included $24.3 million related to investments in our stores, including 11 new AEO stores, 23 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($5.0 million), e-commerce ($6.9 million) and other home office projects ($0.4 million).

For Fiscal 2019, we expect capital expenditures to be in the range of $200 million to $215 million in support of our expansion efforts, stores investments including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 13 weeks ended May 4, 2019, as part of our publicly announced share repurchase program, we repurchased 0.9 million shares for $20.0 million, at a weighted average price of $21.69 per share. During the 13 weeks ended May 5, 2018, as part of our publicly announced share repurchase program, we repurchased 2.3 million shares for $44.9 million, at a weighted average price of $19.51 per share.

During Fiscal 2016, our Board authorized the repurchase of 25.0 million shares under a new share repurchase program which expires on January 30, 2021. As of May 4, 2019, 10.8 million shares remain authorized under the current program.

During the 13 weeks ended May 4, 2019 and May 5, 2018, we repurchased approximately 0.2 million and 0.7 million shares, respectively, from certain employees at market prices totaling $3.5 million and $14.2 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended May 4, 2019, our Board declared a quarterly cash dividend of $0.1375 per share, which was paid on April 26, 2019.  Subsequent to the first quarter of Fiscal 2019, our Board declared a $0.1375 per share dividend, payable on July 26, 2019, to the stockholders of record at the close of business on July 12, 2019.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 2, 2019 contained in our Fiscal 2018 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  Our critical accounting policies and estimates did not change materially during the quarter ended May 4, 2019, except for the adoption of ASU 2016-02, “Leases (Topic 842)”, on February 3, 2019. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from February 2, 2019. Our market risk profile as of February 2, 2019 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2018 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 4, 2019, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on February 3, 2019. We implemented a new software solution to support our accounting for leases and have implemented new internal controls in response. There has been no other change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2018 Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2018 on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 4, 2019.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 3, 2019 through March 2, 2019)	—	—	—	11,700,000
Month #2 (March 3, 2019 through April 6, 2019)	1,079,061	$21.53	910,867	10,789,133
Month #3 (April 7, 2019 through May 4, 2019)	821	$23.06	—	10,789,133
Total	1,079,882	$21.53	910,867	10,789,133

(1)

During the 13 weeks ended May 4, 2019 there were 0.9 million shares repurchased as part of our publicly announced share repurchase program and there were 0.2 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

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

Dated:  June 6, 2019

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)