Form 10-Q
period 2019-08-03
AMERICAN EAGLE OUTFITTERS INC
filed 2019-09-05
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33338

AMERICAN EAGLE OUTFITTERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2721761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Hot Metal Street, Pittsburgh, PA	15203-2329
(Address of principal executive offices)	(Zip Code)

(412) 432-3300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AEO	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 168,963,058 Common Shares were outstanding at September 3, 2019.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	August 3,	February 2,	August 4,
(In thousands, except per share amounts)	2019	2019	2018
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,166	$333,330	$323,322
Short-term investments	50,000	92,135	40,000
Merchandise inventory	534,762	424,404	466,112
Accounts receivable, net	98,604	93,477	74,153
Prepaid expenses and other	69,541	102,907	93,493
Total current assets	1,020,073	1,046,253	997,080
Property and equipment, at cost, net of accumulated depreciation	754,031	742,149	732,350
Operating lease right-of-use assets	1,462,544	—	—
Intangible assets net, including goodwill	56,326	58,167	59,990
Non-current deferred income taxes	16,759	14,062	8,558
Other assets	49,426	42,747	52,771
Total assets	$3,359,159	$1,903,378	$1,850,749
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$316,995	$240,671	$264,247
Current portion of operating lease liabilities	279,207	—	—
Accrued income and other taxes	17,754	20,064	18,332
Accrued compensation and payroll taxes	54,683	82,173	51,903
Unredeemed gift cards and gift certificates	34,742	53,997	33,185
Other current liabilities and accrued expenses	60,265	145,740	140,353
Total current liabilities	763,646	542,645	508,020
Non-current liabilities:
Non-current operating lease liabilities	1,338,634	—	—
Other non-current liabilities	28,302	73,178	82,152
Total non-current liabilities	1,366,936	73,178	82,152
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 168,962, 172,436 and 176,217 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	568,413	574,929	560,349
Accumulated other comprehensive loss	(36,630)	(34,832)	(32,646)
Retained earnings	2,070,077	2,054,654	1,941,536
Treasury stock, 80,604, 77,130 and 73,349 shares, respectively	(1,375,779)	(1,309,692)	(1,211,158)
Total stockholders’ equity	1,228,577	1,287,555	1,260,577
Total liabilities and stockholders’ equity	$3,359,159	$1,903,378	$1,850,749

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(In thousands, except per share amounts)	2019	2018	2019	2018
Total net revenue	$1,040,879	$964,853	$1,927,169	$1,787,814
Cost of sales, including certain buying, occupancy and warehousing expenses	658,308	611,752	1,219,677	1,130,271
Gross profit	382,571	353,101	707,492	657,543
Selling, general and administrative expenses	253,051	233,971	483,791	444,205
Restructuring charges	2,728	—	4,272	1,568
Depreciation and amortization expense	44,870	42,739	89,661	84,674
Operating income	81,922	76,391	129,768	127,096
Other income, net	3,990	860	8,172	1,362
Income before income taxes	85,912	77,251	137,940	128,458
Provision for income taxes	20,931	16,918	32,206	28,196
Net income	$64,981	$60,333	$105,734	$100,262

Net income per basic share	$0.38	$0.34	$0.61	$0.57
Net income per diluted share	$0.38	$0.34	$0.61	$0.56

Weighted average common shares outstanding - basic	170,756	177,249	172,291	177,329
Weighted average common shares outstanding - diluted	171,781	178,505	173,701	178,730

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(In thousands)	2019	2018	2019	2018
Net income	$64,981	$60,333	$105,734	$100,262
Other comprehensive income:
Foreign currency translation (loss) income	(1,276)	(2,290)	(1,798)	1,850
Other comprehensive (loss) income:	(1,276)	(2,290)	(1,798)	1,850
Comprehensive income	$63,705	$58,043	$103,936	$102,112

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended August 3, 2019 and August 4, 2018
(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at May 4, 2019	171,870	$2,496	$570,443	$2,028,627	$(1,324,461)	$(35,354)	$1,241,751
Stock awards	—	—	9,207	—	—	—	9,207
Repurchase of common stock as part of publicly announced programs	(3,425)	—	—	—	(60,000)	—	(60,000)
Repurchase of common stock from employees	(252)	—	—	—	(4,423)	—	(4,423)
Reissuance of treasury stock	769	—	(11,797)	261	13,105	—	1,569
Net income	—	—	—	64,981	—	—	64,981
Other comprehensive income, net of tax	—	—	—	—	—	(1,276)	(1,276)
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	560	(23,792)	—	—	(23,232)
Balance at August 3, 2019	168,962	$2,496	$568,413	$2,070,077	$(1,375,779)	$(36,630)	$1,228,577

Balance at May 5, 2018	176,216	$2,496	$565,033	$1,904,190	$(1,229,402)	$(34,936)	$1,207,381
Stock awards	—	—	5,826	—	—	—	5,826
Repurchase of common stock from employees	(180)	—	—	—	(4,086)	—	(4,086)
Reissuance of treasury stock	1,330	—	(11,042)	1,932	22,330	—	13,220
Net income	—	—	—	60,333	—	—	60,333
Other comprehensive income, net of tax	—	—	—	—	—	2,290	2,290
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	532	(24,919)	—	—	(24,387)
Balance at August 4, 2018	177,366	$2,496	$560,349	$1,941,536	$(1,211,158)	$(32,646)	$1,260,577

26 Weeks Ended August 3, 2019 and August 4, 2018
(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	14,166	—	—	—	14,166
Repurchase of common stock as part of publicly announced programs	(4,336)	—	—	—	(80,000)	—	(80,000)
Repurchase of common stock from employees	(421)	—	—	—	(7,921)	—	(7,921)
Adoption of ASC 842, net of tax				(44,435)			(44,435)
Reissuance of treasury stock	1,283	—	(21,672)	1,979	21,834	—	2,141
Net income	—	—	—	105,734	—	—	105,734
Other comprehensive income, net of tax	—	—	—		—	(1,798)	(1,798)
Cash dividends and dividend equivalents ($0.275 per share)	—	—	990	(47,855)	—	—	(46,865)
Balance at August 3, 2019	168,962	$2,496	$568,413	$2,070,077	$(1,375,779)	$(36,630)	$1,228,577

Balance at February 3, 2018	177,316	$2,496	$593,770	$1,883,592	$(1,202,272)	$(30,795)	$1,246,791
Stock awards	—	—	11,379	—	—	—	11,379
Repurchase of common stock as part of publicly announced programs	(2,300)	—	—	—	(44,913)	—	(44,913)
Repurchase of common stock from employees	(903)	—	—	—	(18,299)	—	(18,299)
Adoption of ASC 606				152			152
Reissuance of treasury stock	3,253	—	(45,768)	7,110	54,326	—	15,668
Net income	—	—	—	100,262	—	—	100,262
Other comprehensive income, net of tax	—	—	—	—	—	(1,850)	(1,850)
Cash dividends and dividend equivalents ($0.275 per share)	—	—	968	(49,580)	—	—	(48,612)
Balance at August 4, 2018	177,366	$2,496	$560,349	$1,941,536	$(1,211,158)	$(32,646)	$1,260,577

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	August 3,	August 4,
(In thousands)	2019	2018
Operating activities:
Net income	$105,734	$100,262
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	90,787	85,745
Share-based compensation	14,298	11,731
Deferred income taxes	11,823	(2,669)
Changes in assets and liabilities:
Merchandise inventory	(110,768)	(69,570)
Operating lease assets and liabilities, net	(12,038)	—
Other assets	(27,368)	(11,312)
Accounts payable	76,326	22,992
Accrued compensation and payroll taxes	(27,436)	(2,946)
Accrued and other liabilities	(3,761)	18,164
Net cash provided by operating activities	117,597	152,397
Investing activities:
Capital expenditures for property and equipment	(91,793)	(101,360)
Purchase of available-for-sale investments	(50,000)	(40,000)
Sale of available-for-sale investments	92,135	—
Other investing activities	(1,201)	(428)
Net cash used for investing activities	(50,859)	(141,788)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(80,000)	(44,913)
Repurchase of common stock from employees	(7,921)	(18,299)
Net proceeds from stock options exercised	2,119	15,496
Cash dividends paid	(46,865)	(48,612)
Other financing activities	(108)	(4,556)
Net cash used for financing activities	(132,775)	(100,884)
Effect of exchange rates changes on cash	(127)	(16)
Net change in cash and cash equivalents	(66,164)	(90,291)
Cash and cash equivalents - beginning of period	333,330	413,613
Cash and cash equivalents - end of period	$267,166	$323,322

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at August 3, 2019 and August 4, 2018 and for the 13 and 26 week periods ended August 3, 2019 and August 4, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019 (the “Fiscal 2018 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At August 3, 2019, and for all periods presented, the Company operated in one reportable segment.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2019” refers to the 52-week period that will end on February 1, 2020.  “Fiscal 2018” refers to the 52-week period ended February 2, 2019.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), by issuing Accounting Standards Update (“ASU”) No. 2016-02. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted ASU 2016-02 and its subsequent amendments effective February 3, 2019. Financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before February 3, 2019.  The Company elected the new standard’s package of practical expedients, which permits the Company to maintain prior conclusions about lease identification, lease classification, and initial direct costs. The Company elected to use the go-forward practical expedient to not separate lease and non-lease components for all of our leases. The Company also elected to use the short-term lease recognition exemption for all leases that qualify.

Upon adoption, the Company:

•

Recognized lease liabilities and right-of-use assets of $1.6 billion, for the present value of the remaining minimum rental payments on existing operating leases (including consideration related to non-lease components due to the related practical expedient).

•

Recognized a transition adjustment of $44.4 million (net of tax effects of $15.0 million) to beginning retained earnings related to the impairment of newly recognized right-of-use assets related to store assets that were impaired prior to the date of adoption.

•

Reclassified $82.9 million of straight-line deferred rent, $55.0 million of deferred lease credits, and $40.4 million of prepaid rent to the ROU asset. Combined with the impairment discussed above, these reclassifications reduced the net ROU asset to $1.4 billion. Corresponding amounts were not reclassified in prior periods as those prior periods are presented under ASC 840, Leases.

Refer to Note 9 to the Consolidated Financial Statements for information regarding leases.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (“ASU 2018-02”). This guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. The Company adopted ASU 2018-02 on February 3, 2019. The adoption did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04)”.  This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized.  The Company adopted ASU 2017-04 on February 3, 2019. The adoption did not have an impact on our Consolidated Financial Statements, as no goodwill was determined to be impaired during the 26 weeks ended August 3, 2019.

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

As of both August 3, 2019 and August 4, 2018, short-term investments classified as available-for-sale included certificates of deposit with a maturity of greater than three months, but less than one year.

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

The Company recognizes royalty revenue generated from its license or franchise agreements based on a percentage of merchandise sales by the licensee/franchisee.  This revenue is recorded as a component of total net revenue when earned and collection is probable.

The following table sets forth the approximate consolidated percentage of total net revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Men’s apparel and accessories	28%	30%	28%	30%
Women’s apparel and accessories (excluding Aerie)	53%	54%	54%	54%
Aerie	19%	16%	18%	16%
Total	100%	100%	100%	100%

The following table disaggregates the Company’s Total Net Revenue by geography:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total net revenue:
United States	$869,001	$835,692	$1,642,482	$1,550,650
Foreign (1)	171,878	129,161	284,687	237,164
Total net revenue	$1,040,879	$964,853	$1,927,169	$1,787,814

(1)	Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed and/or shipped to foreign countries, and international franchise royalty revenue.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”) and buying, occupancy and warehousing costs.

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

As of August 3, 2019, the weighted average remaining useful life of our assets was approximately 8 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity.  Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 or 26 weeks ended August 3, 2019 or August 4, 2018.

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

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 26 weeks ended August 3, 2019 or August 4, 2018.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.8 million and $2.1 million of revenue related to gift card breakage during the 13 weeks ended August 3, 2019 and August 4, 2018, respectively.   During the 26 weeks ended August 3, 2019 and August 4, 2018, the Company recorded $3.9 million and $4.6 million, respectively, of revenue related to gift card breakage.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from landlords related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and an adjustment to the operating lease ROU asset at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as part of the single lease cost over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the landlord.

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

Customer Loyalty Program

In 2017, the Company launched a new, digitized loyalty program called AEO ConnectedTM (the “Program”).  This Program integrates the credit card rewards program and the AEREWARDSÒ loyalty program into one combined customer offering.  Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds.  Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 45 days from the issuance date of the reward. Rewards not redeemed during the 45-day redemption period are forfeited.  Additional rewards are also given for key items such as jeans and bras.

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

The calculation of deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance, requires management to make estimates and assumptions. The Company believes that its estimates and assumptions are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.

Refer to Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle Brand and Aerie Brand) that reflect the basis used internally to review performance and allocate resources. Both operating segments have been aggregated and are presented as one reportable segment, as permitted by ASC 280.

3.  Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	August 3, 2019	February 2, 2019	August 4, 2018
Cash and cash equivalents:
Cash	$144,241	$108,216	$184,280
Interest bearing deposits	122,925	165,274	72,886
Commercial paper	—	59,840	66,156
Total cash and cash equivalents	$267,166	$333,330	$323,322
Short-term investments
Certificates of deposit	50,000	70,000	40,000
Commercial paper	—	22,135	—
Total short-term investments	50,000	92,135	40,000
Total	$317,166	$425,465	$363,322

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

The Company’s cash equivalents and short-term investments are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented.  Refer to Note 3 to the Consolidated Financial Statements for additional information regarding cash equivalents and short-term investments.

During the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, we did not have any financial instruments that required other fair value measurements.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(In thousands)	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic number of common shares outstanding	170,756	177,249	172,291	177,329
Dilutive effect of stock options and non-vested restricted stock	1,025	1,256	1,410	1,401
Diluted number of common shares outstanding	171,781	178,505	173,701	178,730
Anti-dilutive shares	768	1,418	434	1,421

Dilutive and anti-dilutive shares relate to share-based compensation.  Refer to Note 10 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	August 3,	February 2,	August 4,
(In thousands)	2019	2019	2018
Property and equipment, at cost	$2,271,371	$2,180,850	$2,096,940
Less: Accumulated depreciation and impairment	(1,517,340)	(1,438,701)	(1,364,590)
Property and equipment, net	$754,031	$742,149	$732,350

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	August 3,	February 2,	August 4,
(In thousands)	2019	2019	2018
Goodwill	$14,875	$14,899	$14,926
Trademarks, at cost	71,226	70,994	70,750
Less: Accumulated amortization	(29,775)	(27,726)	(25,686)
Intangible assets, net	$56,326	$58,167	$59,990

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

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. When measuring ROU assets and lease liabilities after the date of adoption of ASC 842, the Company only includes cash flows related to options to extend or terminate leases once those options are executed.

Some leases have variable payments. However, because they are not based on an index or rate, they are not included in the measurement of ROU assets and lease liabilities.

The Company uses its incremental borrowing rate as a basis for the discount rates used in the measurement of ROU assets and lease liabilities.

For leases that qualify for the short-term lease exemption, the Company does not record a lease liability or ROU asset. Short-term lease payments are recognized on a straight-line basis over the lease term of 12 months or less.

	13 Weeks Ended	26 Weeks Ended
	Aug 3, 2019	Aug 3, 2019
(In thousands)
Lease costs
Operating lease costs	$85,519	$168,081
Variable lease costs	24,899	48,455
Short-term leases and other lease costs	11,057	23,901
Total lease costs	$121,475	$240,437

Other information
Operating cash flows for operating leases	$(80,397)	$(153,403)
New ROU asset for operating leases entered into during the period	$99,830	$155,927

Lease term and discount rate	Aug 3, 2019
Weighted-average remaining lease term - operating leases	6.4 years
Weighted-average discount rate - operating leases	5.1%

The table below is a maturity analysis of the operating leases in effect as of the end of the period.  Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
Aug 3, 2019
(In thousands)
Fiscal years:
2019 (remaining 26 weeks)	$146,995
2020	353,668
2021	312,430
2022	261,947
2023	240,622
Thereafter	608,750
Total undiscounted cash flows	$1,924,412
Less: discount on lease liability	(306,571)
Total lease liability	$1,617,841

10.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 3, 2019 and was $9.3 million ($7.0 million, net of tax) and $14.3 million ($10.9 million, net of tax), respectively, and for the 13 and 26 weeks ended August 4, 2018 was $6.0 million ($4.7 million, net of tax) and $11.7 million ($9.0 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 26 weeks ended August 3, 2019 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 2, 2019	1,912	$16.75
Granted	807	$21.26
Exercised (1)	(124)	$16.06
Cancelled	(11)	$19.89
Outstanding - August 3, 2019	2,584	$18.18	5.4	$1,446
Vested and expected to vest - August 3, 2019	2,279	$18.25	5.4	$510
Exercisable - August 3, 2019 (2)	997	$16.10	4.5	$910

(1)	Options exercised during the 26 weeks ended August 3, 2019 had exercise prices ranging from $14.59 to $23.53.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on August 3, 2019.

Cash received from the exercise of stock options was $2.1 million and $15.5 million for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. The actual tax benefit realized from stock option exercises totaled $0.1 million for the 26 weeks ended August 3, 2019 and $0.9 million for the 26 weeks ended August 4, 2018.

As of August 3, 2019, there was $7.6 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended	26 Weeks Ended
	August 3,	August 4,
Black-Scholes Option Valuation Assumptions	2019	2018
Risk-free interest rate (1)	2.2%	2.6%
Dividend yield	2.4%	2.5%
Volatility factor (2)	38.2%	39.5%
Weighted-average expected term (3)	4.4 years	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	August 3, 2019		August 3, 2019
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - February 2, 2019	1,999	$18.00	1,900	$17.44
Granted	1,141	$17.54	591	$19.87
Vested	(906)	$16.06	(245)	$15.99
Cancelled	(47)	$16.82	(346)	$16.00
Nonvested - August 3, 2019	2,187	$18.58	1,900	$19.14

As of August 3, 2019, there was $32.0 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.4 years. Based on current probable performance, there is $7.3 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of August 3, 2019, the Company had 4.0 million shares available for all equity grants.

11.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 3, 2019 was 24.4% compared to 21.9% for the 13 weeks ended August 4, 2018.  The effective income tax rate for the 26 weeks ended August 3, 2019 was 23.3% compared to 21.9% for the 26 weeks ended August 4, 2018.   The increase in the effective income tax rate this year is primarily due to changes in unrecognized tax benefits and less favorable excess tax benefits from share-based payments in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by approximately $2.0 million during the 13 weeks ended August 3, 2019.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $2.5 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

13.  Restructuring Charges

During the 13 and 26 weeks ended August 3, 2019, the Company recorded pre-tax restructuring charges of $2.7 million and $4.3 million, respectively.  These amounts consist primarily of corporate severance charges and closure costs for our company-owned and operated stores in China.

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

A rollforward of the liabilities recognized in the Consolidated Balance Sheet is in the table below.  The accrued liability as of February 2, 2019 relates to previous restructuring activities disclosed in the Company’s Fiscal 2018 Form 10-K, which remained unpaid at the beginning of Fiscal 2019. As of August 3, 2019, $2.3 million of accrued liability is included in accrued compensation and $1.8 million is included in other current liabilities on the consolidated balance sheet.

26 Weeks Ended
August 3,
(In thousands)	2019
Accrued liability as of February 2, 2019	$6,629
Add: Costs incurred, excluding non-cash charges	4,272
Less: Cash payments and adjustments	(6,835)

Accrued liability as of August 3, 2019	$4,066

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2018 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which can be found in our Fiscal 2018 Form 10-K.

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
•

the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China and other countries), currency exchange rate fluctuations, increasing prices for raw materials, political instability or for other reasons

•

the possibility that changes in global economic and financial conditions, and resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; and

•	the possibility that we may be required to take additional store impairment charges related to underperforming stores.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed herein and in Item 1A of our Fiscal 2018 Form 10-K. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

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

AEO Direct sales are included in the individual American Eagle and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel,” which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital demand. We also offer reserve online, pickup in store service to our customers and give them the ability to look up store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) is the most appropriate, given customer behavior and our omni-channel model.

Our management considers comparable sales to be an important indicator of our current performance. Comparable sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital.

Gross profit — Gross profit measures whether we are optimizing profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of: merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”) and buying, occupancy and warehousing costs. Design costs consist of: compensation, rent, depreciation, travel, supplies and samples.

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

Omni-channel sales performance — Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: comparable sales, average unit retail price (“AUR”), units per transaction, average transaction value, transactions, customer traffic, conversion rates, average unit cost, and comparable gross margin dollars.

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

Results of Operations

Overview

Our second quarter produced record revenue and the eighteenth consecutive quarter of positive consolidated comparable sales increases.  However, an unseasonably cool May suppressed demand for American Eagle spring apparel, which combined with a delayed start to back-to-school shopping in late July, adversely impacted second quarter sales and margins.  Despite the challenges, we were encouraged to see many areas of the business perform well, including continued strong momentum in AE jeans, which achieved record sales and Aerie, which posted its 19th consecutive quarter of double digit sales growth.  Additionally, our digital channel posted a double digit sales increase.

Total net revenue increased 8% for the second quarter of 2019 to $1.041 billion and consolidated comparable sales, including AEO Direct, increased 2%, following a 9% increase last year. By brand, American Eagle brand comparable sales decreased 1% following a 7% increase last year. Aerie comparable sales increased 16% compared to a 27% increase last year.  Additionally, included in total net revenue this year was $40.0 million recognized for license royalties from a third-party operator of AE stores in Japan. Gross profit increased 8% or $29.5 million to $382.6 million compared to $353.1 million last year and improved 10 basis points to 36.7% as a rate to total net revenue.  Selling, general and administrative expenses increased 8%, or $19.1 million, to $253.1 million compared to $210.2 million last year and remained flat as a rate to total revenue of 24.3%.

Net income for the quarter increased 8% to $65.0 million, or $0.38 per diluted share, compared to $60.3 million, or $0.34 per diluted share, last year. On an adjusted basis, net income per diluted share this quarter increased 12% to $0.39 per share, which excludes $0.01 per share of restructuring charges compared to $0.34 per diluted share last year.

During the 26 weeks ended August 3, 2019, we returned $126.9 million to shareholders through share repurchases of $80.0 million and cash dividends of $46.9 million.  We had $317.2 million in cash and short-term investments as of August 3, 2019 compared to $363.3 million last year.  Merchandise inventory at the end of the second quarter was $534.8 million, compared to $466.1 million last year, a 15% increase.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

This results of operations section contains a non-GAAP financial measure (“non-GAAP” or “adjusted”), adjusted net income per diluted share, which excludes non-GAAP items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

13 Weeks Ended
August 3,
2019
Net income per diluted share - GAAP Basis	$0.38
Add: Restructuring charges (1)	0.01
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.39

(1)	$2.7 million of pre-tax restructuring charges, primarily consisting of corporate severance.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Total net revenue	100.0%	100.0%	100.0%	100.0
Cost of sales, including certain buying, occupancy and warehousing expenses	63.3	63.4	63.3	63.2
Gross profit	36.7	36.6	36.7	36.8
Selling, general and administrative expenses	24.3	24.3	25.1	24.9
Restructuring charges	0.3	—	0.2	0.1
Depreciation and amortization expense	4.3	4.4	4.7	4.7
Operating income	7.8	7.9	6.7	7.1
Other income, net	0.4	0.1	0.4	0.1
Income before income taxes	8.2	8.0	7.1	7.2
Provision for income taxes	2.0	1.8	1.7	1.6
Net Income	6.2%	6.2%	5.4%	5.6%

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Number of stores:
Beginning of period	1,061	1,049	1,055	1,047
Opened	19	6	30	11
Closed	(5)	(1)	(10)	(4)
End of period	1,075	1,054	1,075	1,054
Total gross square feet at end of period (in '000)	6,740	6,641	6,740	6,641
International licensed/franchise stores at end of period (1)	236	223	236	223

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 939 American Eagle retail stores, which include 158 Aerie side-by-side locations, 131 Aerie stand-alone locations and AEO Direct. Additionally, there were 4 Tailgate and 1 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended August 3, 2019 to the 13 weeks ended August 4, 2018

Total net revenue

Total net revenue increased 8%, or $76.0 million, to $1.041 billion compared to $964.9 million last year. Total comparable sales increased 2% for the period compared to a 9% increase last year.  Additionally, included in total net revenue this year was $40.0 million recognized for license royalties from a third-party operator of AE stores in Japan.

By brand, including the respective AEO Direct sales, American Eagle brand comparable sales decreased 1%, or ($9.2) million, and Aerie brand comparable sales increased 16%, or $20.5 million.  Total comparable sales for AE women’s increased 4% and men’s decreased 5%.

For the 13 weeks ended August 3, 2019, consolidated comparable traffic increased in the high-single digits.  Transactions increased in the mid-single digits and units per transaction increased in the low-single digits, partially offset by an AUR decrease in the mid-single digits.

Gross Profit

Gross profit increased 8%, or $29.5 million, to $382.6 million compared to $353.1 million last year.  The gross margin rate improved 10 basis points to a rate of 36.7% of revenue.  Flow through from the $40 million of Japan license royalties was the primary driver of the increase, which was offset by increased markdowns and delivery expense.

There was $3.9 million and $2.9 million of share-based payment expense included in gross profit for the periods ended August 3, 2019 and August 4, 2018, respectively, comprised of both time- and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales, and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses.  Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 8%, or $19.1 million, to $253.1 million from $234.0 million last year. As a rate to total net revenue, SG&A expenses remained flat as a rate to total net revenue of 24.3%. Strategic investments in the stores organization, which began midway through 2018, led to increased compensation expense.  Professional services also contributed to the increase from last year.

There was $5.4 million and $3.1 million of share-based payment expense included in SG&A expenses for the periods ended August 3, 2019 and August 4, 2018, respectively, comprised of both time- and performance-based awards.

Restructuring Charges

Restructuring charges were $2.7 million, or 0.3% as a rate to total net revenue, for the 13 weeks ended August 3, 2019. These charges are primarily the result of corporate severance.  There were no restructuring charges recorded for the 13 weeks ended August 4, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 5%, or $2.1 million, to $44.9 million, compared to $42.7 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.3% this year compared to 4.4% last year.  The increase in expense was driven by omni-channel, stores and IT technology investments.

Other Income, Net

Other income increased to $4.0 million this year, compared to other income of $0.9 million last year.  The increase is primarily attributable to increased interest income and foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended August 3, 2019 was 24.4% compared to 21.9% for the 13 weeks ended August 4, 2018. The increase in the effective income tax rate this year was primarily due to changes in unrecognized tax benefits and less favorable excess tax benefits from share-based payments in accordance with ASU 2016-09.

Net Income

Net income increased 8%, or $4.7 million, to $65.0 million, or 6.2% as a percent to total net revenue, from $60.3 million, or 6.2% as a percent to total net revenue last year. Net income per share increased 12% to $0.38 per diluted share, including $0.01 of restructuring charges per diluted share, from $0.34 per diluted share last year.  The change in net income is attributable to the factors noted above.

Comparison of the 26 weeks ended August 3, 2019 to the 26 weeks ended August 4, 2018

Total net revenue

Total net revenue increased 8%, or $139.4 million, to $1.927 billion compared to $1.788 billion last year. Total comparable sales increased 3% for the period compared to a 9% increase last year.  Additionally, included in total net revenue this year was $40.0 million recognized for license royalties from a third-party operator of AE stores in Japan.

By brand, including the respective AEO Direct sales, American Eagle brand comparable sales increased 1%, or $14.6 million, and Aerie brand comparable sales increased 15%, or $37.4 million.  Total comparable sales for AE women’s increased 6% and men’s decreased 4%.

For the year to date period, consolidated comparable traffic increased in the high-single digits and transactions increased in the mid-single digits. Units per transaction increased in the low-single digits, partially offset by an AUR decrease in the low-single digits.

Gross Profit

Gross profit increased 8%, or $49.9 million, to $707.5 million compared to $657.5 million last year.  The gross margin rate declined 10 basis points to a rate of 36.7% of revenue.  Flow through from the $40 million of Japan license royalties was the primary driver of the increase, which was offset by increased markdowns and delivery expense.

There was $6.3 million and $5.7 million of share-based payment expense included in gross profit for the periods ended August 3, 2019 and August 4, 2018, respectively, comprised of both time- and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 9%, or $39.6 million, to $483.8 million from $444.2 million last year. As a rate to total net revenue, SG&A expenses increased 20 basis points to 25.1%, compared to 24.9% last year. Strategic investments in the stores organization, which began midway through 2018, led to increased compensation expense.  Advertising and professional services also contributed to the increase from last year.

There was $8.0 million and $6.0 million of share-based payment expense included in SG&A expenses for the periods ended August 3, 2019 and August 4, 2018, respectively, comprised of both time- and performance-based awards.

Restructuring Charges

Restructuring charges were $4.3 million, or 0.2% as a rate to total net revenue, for the 26 weeks ended August 3, 2019. These charges are primarily the result of corporate severance charges and closure costs for our company-owned and operated stores in China. Restructuring charges were $1.6 million, or 0.1% as a rate to total net revenue for the 26 weeks ended August 4, 2018.  These charges were primarily the result of corporate severance charges.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6%, or $5.0 million, to $89.7 million, compared to $84.7 million last year.  As a rate to total net revenue, depreciation and amortization expense was 4.7% this year compared to 4.7% last year.  The increase in expense was driven by omni-channel, stores and IT technology investments.

Other Income, Net

Other income increased to $8.2 million this year, compared to other income of $1.4 million last year.  The increase is primarily attributable to increased interest income and foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 26 weeks ended August 3, 2019 was 23.3% compared to 21.9% for the 26 weeks ended August 4, 2018. The increase in the effective income tax rate this year is primarily due to changes in unrecognized tax benefits and less favorable excess tax benefits from share-based payments in accordance with ASU 2016-09.

Net Income

Net income increased 5%, or $5.5 million, to $105.7 million, or 5.4% as a percent to total net revenue, from $100.3 million, or 5.6% as a percent to total net revenue last year. Net income per diluted share increased 9% to $0.61, including $0.02 of restructuring charges.  Last year net income per diluted share was $0.56, including $0.01 of restructuring charges.  The change in net income is attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  We plan to terminate the agreement with our Japan license partner and are currently exploring options for our future business model to best serve customers and continue AEO’s growth in Japan.

As of August 3, 2019, we had 236 stores operated by our third party operators in 24 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 3, 2019, we had 104 company-owned stores in Canada, 39 in Mexico, seven in Hong Kong and six in Puerto Rico.

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

As of August 3, 2019, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 3, 2019:

	Fair Value Measurements at August 3, 2019
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$144,241	$144,241	—	—
Interest bearing deposits	122,925	122,925	—	—
Total cash and cash equivalents	$267,166	$267,166	$—	$—
Short-term investments
Certificates of Deposit	50,000	50,000	—	—
Total short-term investments	50,000	50,000	—	—
Total	$317,166	$317,166	—	—

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

The following sets forth certain measures of our liquidity:

	August 3,	February 2,	August 4,
	2019	2019	2018
Working Capital (in thousands)	$256,427	$503,608	$489,060
Current Ratio	1.33	1.93	1.96

Working capital decreased $247.2 million compared to February 2, 2019 and decreased $232.6 million compared to last year. The adoption of ASC 842 decreased working capital by $226.5 million, due to the addition of $279.2 million of operating lease liabilities (current portion), offset by $52.7 million of current deferred rent balances. Compared to last year, the remaining $6.2 million decrease in working capital was primarily driven by a $52.7 million increase in accounts payable, a $46.2 million decrease in cash and short-term investments, offset by a $68.7 million increase in inventory and a $24.5 million increase in accounts receivable.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $117.6 million and $152.4 million for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Investing activities for the 26 weeks ended August 3, 2019 primarily consisted of $91.8 million of capital expenditures for property and equipment, partially offset by $42.1 million of net short-term investment sales. Investing activities for the 26 weeks ended August 4, 2018 primarily included $101.4 million of capital expenditures for property and equipment and $40.0 million of short-term investment purchases.

Cash Flows from Financing Activities

Cash used for financing activities for the 26 weeks ended August 3, 2019 consisted primarily of $80.0 million used for repurchases of 4.3 million shares of common stock under publicly announced programs, $46.9 million for cash dividends paid at a quarterly rate of $0.1375 per share, and $7.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Cash used for financing activities for the 26 weeks ended August 4, 2018 consisted primarily of $48.6 million for cash dividends paid at a quarterly rate of $0.1375 per share, $44.9 million used for purchases of 2.3 million shares of common stock under publicly announced programs and $18.3 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments, partially offset by net proceeds from stock options exercised of $15.5 million.

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

As of August 3, 2019, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of August 3, 2019.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended August 3, 2019 were $91.8 million and included $60.6 million related to investments in our stores, including 19 new AEO stores, 24 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($12.4 million), e-commerce ($15.4 million) and other home office projects ($3.4 million).

For Fiscal 2019, we expect capital expenditures to be in the range of $200 million to $215 million in support of our expansion efforts, store investments, including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 26 weeks ended August 3, 2019, as part of our publicly announced share repurchase program, we repurchased 4.3 million shares for $80 million, at a weighted average price of $18.96 per share. During the 26 weeks ended August 4, 2018, as part of our publicly announced share repurchase program, we repurchased 2.3 million shares for $44.9 million, at a weighted average price of $19.51 per share.

As of August 3, 2019, 7.4 million shares remain available under the program authorized by our Board in April 2016 that expires on January 30, 2021.  During the 13 weeks ended August 3, 2019, our Board authorized the repurchase of 30.0 million shares under a new share repurchase program which expires on Feb 3, 2024, bringing our total share repurchase authorization to 37.4 million shares.

During the 26 weeks ended August 3, 2019 and August 4, 2018, we repurchased approximately 0.4 million and 0.9 million shares, respectively, from certain employees at market prices totaling $7.9 million and $18.3 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended August 3, 2019, our Board declared a quarterly cash dividend of $0.1375 per share, which was paid on July 26, 2019.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 2, 2019 contained in our Fiscal 2018 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  Our critical accounting policies and estimates did not change materially during the 26 week period ended August 3, 2019, except for the adoption of ASU 2016-02, “Leases (Topic 842)”, on February 3, 2019. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 3, 2019, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on February 3, 2019.  We implemented a new software solution to support our accounting for leases and have implemented new internal controls in response.  There has been no other change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that may affect our business and financial results are discussed within Item 1A of our Fiscal 2018 Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2018 on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 3, 2019.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 5, 2019 through June 1, 2019)	160,628	$17.46	—	10,789,133
Month #2 (June 2, 2019 through July 6, 2019)	3,516,400	$17.64	3,424,873	7,364,260
Month #3 (July 7, 2019 through August 3, 2019)	—	$—	—	37,364,260
Total	3,677,028	$17.63	3,424,873	37,364,260

(1)

During the 13 weeks ended August 3, 2019 there were 3.4 million shares repurchased as part of our publicly announced share repurchase program and there were 0.2 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

During Fiscal 2016, our Board authorized the public repurchase of 25.0 million shares of our common stock.  The authorization of the remaining 7.4 million shares that may yet be repurchased expires on January 30, 2021.  During the 13 weeks ended August 3, 2019, our Board authorized 30.0 million shares under a new share repurchase program which expires on February 3, 2024, bringing our total repurchase authorization to 37.4 million.

ITEM 6. EXHIBITS.

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Inline Data File
* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted, in inline XBRL

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 5, 2019

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)