Form 10-Q
period 2019-11-02
AMERICAN EAGLE OUTFITTERS INC
filed 2019-12-11
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 166,983,770 Common Shares were outstanding at December 9, 2019.

AMERICAN EAGLE OUTFITTERS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	November 2,	February 2,	November 3,
(In thousands, except per share amounts)	2019	2019	2018
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$214,514	$333,330	$279,872
Short-term investments	50,000	92,135	79,856
Merchandise inventory	647,329	424,404	591,671
Accounts receivable, net	112,304	93,477	84,074
Prepaid expenses and other	54,427	102,907	87,995
Total current assets	1,078,574	1,046,253	1,123,468
Property and equipment, at cost, net of accumulated depreciation	764,350	742,149	735,714
Operating lease right-of-use assets	1,486,133	—	—
Intangible assets net, including goodwill	55,466	58,167	59,062
Non-current deferred income taxes	16,833	14,062	12,796
Other assets	50,896	42,747	50,442
Total assets	$3,452,252	$1,903,378	$1,981,482
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$366,676	$240,671	$343,360
Current portion of operating lease liabilities	292,312	—	—
Accrued income and other taxes	18,421	20,064	29,340
Accrued compensation and payroll taxes	43,473	82,173	56,991
Unredeemed gift cards and gift certificates	32,411	53,997	30,392
Other current liabilities and accrued expenses	56,859	145,740	147,064
Total current liabilities	810,152	542,645	607,147
Non-current liabilities:
Non-current operating lease liabilities	1,353,819	—	—
Other non-current liabilities	27,896	73,178	78,923
Total non-current liabilities	1,381,715	73,178	78,923
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 166,974, 172,436 and 176,407 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	574,391	574,929	565,316
Accumulated other comprehensive loss	(35,861)	(34,832)	(39,138)
Retained earnings	2,127,312	2,054,654	2,002,687
Treasury stock, 82,592, 77,130 and 73,159 shares, respectively	(1,407,953)	(1,309,692)	(1,235,949)
Total stockholders’ equity	1,260,385	1,287,555	1,295,412
Total liabilities and stockholders’ equity	$3,452,252	$1,903,378	$1,981,482

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(In thousands, except per share amounts)	2019	2018	2019	2018
Total net revenue	$1,066,412	$1,003,707	$2,993,581	$2,791,522
Cost of sales, including certain buying, occupancy and warehousing expenses	659,350	604,220	1,879,027	1,734,491
Gross profit	407,062	399,487	1,114,554	1,057,031
Selling, general and administrative expenses	258,973	248,438	742,764	692,644
Restructuring charges	—	—	4,272	1,568
Depreciation and amortization expense	44,987	42,416	134,648	127,090
Operating income	103,102	108,633	232,870	235,729
Other income, net	2,577	4,330	10,749	5,692
Income before income taxes	105,679	112,963	243,619	241,421
Provision for income taxes	24,918	27,491	57,125	55,687
Net income	$80,761	$85,472	$186,494	$185,734

Net income per basic share	$0.48	$0.48	$1.09	$1.05
Net income per diluted share	$0.48	$0.48	$1.09	$1.04

Weighted average common shares outstanding - basic	167,912	176,938	170,463	177,033
Weighted average common shares outstanding - diluted	168,693	178,122	171,697	178,278

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(In thousands)	2019	2018	2019	2018
Net income	$80,761	$85,472	$186,494	$185,734
Other comprehensive income:
Foreign currency translation income (loss)	769	6,492	(1,029)	8,343
Other comprehensive income (loss):	769	6,492	(1,029)	8,343
Comprehensive income	$81,530	$91,964	$185,465	$194,077

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended November 2, 2019 and November 3, 2018
(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at August 3, 2019	168,962	$2,496	$568,413	$2,070,077	$(1,375,779)	$(36,630)	$1,228,577
Stock awards	—	—	5,565	—	—	—	5,565
Repurchase of common stock as part of publicly announced programs	(2,000)	—	—	—	(32,381)	—	(32,381)
Repurchase of common stock from employees	(3)	—	—	—	(50)	—	(50)
Reissuance of treasury stock	15	—	(175)	20	257	—	102
Net income	—	—	—	80,761	—	—	80,761
Other comprehensive income, net of tax	—	—	—	—	—	769	769
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	588	(23,546)	—	—	(22,958)
Balance at November 2, 2019	166,974	$2,496	$574,391	$2,127,312	$(1,407,953)	$(35,861)	$1,260,385

Balance at August 4, 2018	177,366	$2,496	$560,349	$1,941,536	$(1,211,158)	$(32,646)	$1,260,577
Stock awards	—	—	6,116	—	—	—	6,116
Repurchase of common stock as part of publicly announced programs	(1,000)	—	—	—	(25,419)	—	(25,419)
Repurchase of common stock from employees	(33)	—	—	—	(761)	—	(761)
Reissuance of treasury stock	74	—	(1,732)	(70)	1,389	—	(413)
Net income	—	—	—	85,472	—	—	85,472
Other comprehensive income, net of tax	—	—	—	—	—	(6,492)	(6,492)
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	583	(24,251)	—	—	(23,668)
Balance at November 3, 2018	176,407	$2,496	$565,316	$2,002,687	$(1,235,949)	$(39,138)	$1,295,412

39 Weeks Ended November 2, 2019 and November 3, 2018
(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	19,731	—	—	—	19,731
Repurchase of common stock as part of publicly announced programs	(6,336)	—	—	—	(112,381)	—	(112,381)
Repurchase of common stock from employees	(425)	—	—	—	(7,980)	—	(7,980)
Adoption of ASC 842, net of tax				(44,435)			(44,435)
Reissuance of treasury stock	1,299	—	(21,847)	1,999	22,100	—	2,252
Net income	—	—	—	186,494	—	—	186,494
Other comprehensive income, net of tax	—	—	—		—	(1,029)	(1,029)
Cash dividends and dividend equivalents ($0.375 per share)	—	—	1,578	(71,400)	—	—	(69,822)
Balance at November 2, 2019	166,974	$2,496	$574,391	$2,127,312	$(1,407,953)	$(35,861)	$1,260,385

Balance at February 3, 2018	177,316	$2,496	$593,770	$1,883,592	$(1,202,272)	$(30,795)	$1,246,791
Stock awards	—	—	17,495	—	—	—	17,495
Repurchase of common stock as part of publicly announced programs	(3,300)	—	—	—	(70,332)	—	(70,332)
Repurchase of common stock from employees	(936)	—	—	—	(19,060)	—	(19,060)
Adoption of ASC 606				152			152
Reissuance of treasury stock	3,327	—	(47,500)	7,040	55,715	—	15,255
Net income	—	—	—	185,734	—	—	185,734
Other comprehensive income, net of tax	—	—	—	—	—	(8,343)	(8,343)
Cash dividends and dividend equivalents ($0.375 per share)	—	—	1,551	(73,831)	—	—	(72,280)
Balance at November 3, 2018	176,407	$2,496	$565,316	$2,002,687	$(1,235,949)	$(39,138)	$1,295,412

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	November 2,	November 3,
(In thousands)	2019	2018
Operating activities:
Net income	$186,494	$185,734
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	136,355	131,704
Share-based compensation	19,946	17,833
Deferred income taxes	12,254	(3,955)
Changes in assets and liabilities:
Merchandise inventory	(223,181)	(197,120)
Operating lease assets	195,678	—
Operating lease liabilities	(203,077)	—
Other assets	(23,578)	(13,006)
Accounts payable	125,910	108,334
Accrued compensation and payroll taxes	(38,646)	2,929
Accrued and other liabilities	(9,955)	11,136
Net cash provided by operating activities	178,200	243,589
Investing activities:
Capital expenditures for property and equipment	(149,866)	(143,940)
Purchase of available-for-sale investments	(70,000)	(124,829)
Sale of available-for-sale investments	112,135	44,973
Other investing activities	(1,361)	(547)
Net cash used for investing activities	(109,092)	(224,343)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(112,381)	(70,332)
Repurchase of common stock from employees	(7,980)	(19,060)
Net proceeds from stock options exercised	2,119	15,496
Cash dividends paid	(69,822)	(71,312)
Other financing activities	(83)	(4,927)
Net cash used for financing activities	(188,147)	(150,135)
Effect of exchange rates changes on cash	223	(2,852)
Net change in cash and cash equivalents	(118,816)	(133,741)
Cash and cash equivalents - beginning of period	333,330	413,613
Cash and cash equivalents - end of period	$214,514	$279,872

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company”) at November 2, 2019 and November 3, 2018 and for the 13- and 39-week periods ended November 2, 2019 and November 3, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019 (the “Fiscal 2018 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

As used in this report, all references to “we,” “our” and the “Company” refer to American Eagle Outfitters, Inc. and its wholly owned subsidiaries. “American Eagle,” “AE” and the “AE Brand” refer to our American Eagle stores. “Aerie” refers to our Aerie® by American Eagle® stores. “AEO Direct” refers to our e-commerce operations, www.ae.com, and www.aerie.com. “Tailgate” refers to our Tailgate brand of vintage, sports-inspired apparel. “Todd Snyder” refers to our Todd Snyder New York premium menswear brand.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At November 2, 2019, and for all periods presented, the Company operated in one reportable segment.

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

The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Upon adoption, the Company:

•

Recognized lease liabilities and ROU assets of $1.6 billion, for the present value of the remaining minimum rental payments on existing operating leases (including consideration related to non-lease components due to the related practical expedient).

•

Recognized a transition adjustment of $44.4 million (net of tax effects of $15.0 million) to beginning retained earnings related to the impairment of newly recognized ROU assets related to store assets that were impaired prior to the date of adoption.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized. The Company adopted ASU 2017-04 on February 3, 2019. The adoption did not have an impact on the Company’s Consolidated Financial Statements, as no goodwill was determined to be impaired during the 39 weeks ended November 2, 2019.  However, this ASU may have a material effect on our Consolidated Financial Statements in the future in the event that we determine that goodwill for any of our reporting units is impaired.

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

As of November 2, 2019, short-term investments classified as available-for-sale included certificates of deposit with a maturity of greater than three months, but less than one year.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers (“ASC 606”), a comprehensive revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 on February 4, 2018. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption. The impact was the result of accounting for customer loyalty programs using a relative stand-alone selling price method versus incremental cost method. The Company defers a portion of the sales revenue attributed to the loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to the Customer Loyalty Program caption below for additional information.

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

Revenue is recorded net of estimated and actual sales returns and promotional price reductions. The Company records the impact of adjustments to its sales return reserve quarterly within total net revenue and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined using historical average return percentages.

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

The following table sets forth the approximate consolidated percentage of total net revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Men’s apparel and accessories	29%	32%	28%	31%
Women’s apparel and accessories (excluding Aerie)	54%	53%	54%	54%
Aerie	17%	15%	18%	15%
Total	100%	100%	100%	100%

The following table disaggregates the Company’s Total Net Revenue by geography:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total net revenue:
United States	$935,203	$877,099	$2,577,685	$2,427,749
Foreign (1)	131,209	126,608	415,896	363,773
Total net revenue	$1,066,412	$1,003,707	$2,993,581	$2,791,522

(1)	Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed and/or shipped to foreign countries, and international franchise royalty revenue.

Cost of Sales, Including Certain Buying, Occupancy, and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”) and buying, occupancy and warehousing costs.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives, and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

Selling, general, and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers, as these amounts are recorded in cost of sales. Additionally, selling, general, and administrative expenses do not include rent and utilities related to our stores, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations, all of which are included in cost of sales.

Other Income, Net

Other income, net consists primarily of foreign currency transaction gain/loss, interest income/expense, and realized investment gains/losses.

Property and Equipment

Property and equipment is recorded on the basis of cost, including costs to prepare the asset for use, with depreciation computed utilizing the straight-line method over the asset’s estimated useful life. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment Information technology	Five years Three to five years

As of November 2, 2019, the weighted average remaining useful life of our assets was approximately eight years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified, for stores that have been open for a period of time sufficient to reach maturity. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded. No long-lived asset impairment charges were recorded during the 13 or 39 weeks ended November 2, 2019 or November 3, 2018.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Intangible Assets including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business, and Tailgate and Todd Snyder brands. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 2, 2019. As a result of the Company’s annual goodwill impairment test, the Company concluded that its goodwill was not impaired.

Definite-lived intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 39 weeks ended November 2, 2019 or November 3, 2018.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $1.5 million and $1.6 million of revenue related to gift card breakage during the 13 weeks ended November 2, 2019 and November 3, 2018, respectively. During the 39 weeks ended November 2, 2019 and November 3, 2018, the Company recorded $5.4 million and $6.2 million, respectively, of revenue related to gift card breakage.

Deferred Lease Credits

Deferred lease credits represent the unamortized portion of construction allowances received from lessors related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts received by the Company from the lessor as part of the negotiated lease terms. The Company records a receivable and an adjustment to the operating lease ROU asset at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as part of the single lease cost over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the lessor.

Co-branded Credit Card

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AE and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (“the Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding as we fulfill our performance obligations under the contract. This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations. The adoption of ASC 606 did not have an impact of the Company’s accounting for these programs.

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

Sales Return Reserve

Revenue is recorded net of estimated and actual sales returns and deductions for coupon redemptions and other promotions. The Company records the impact of adjustments to its sales return reserve quarterly within total net revenue and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined using historical average return percentages.

The presentation on a gross basis consists of a separate right of return asset and liability. These amounts are recorded within (i) prepaid expenses and other and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially affect the Company’s effective income tax rate.

The Company evaluates its income tax positions in accordance with ASC 740, which prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

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

3.  Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents:
Cash	$134,602	$108,216	$156,250
Interest bearing deposits	79,912	165,274	93,733
Commercial paper	—	59,840	29,889
Total cash and cash equivalents	$214,514	$333,330	$279,872
Short-term investments
Certificates of deposit	50,000	70,000	55,000
Corporate bonds	—	—	9,997
Commercial paper	—	22,135	14,859
Total short-term investments	50,000	92,135	79,856
Total	$264,514	$425,465	$359,728

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

During the 13 and 39 weeks ended November 2, 2019 and November 3, 2018, we did not have any financial instruments that required other fair value measurements.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(In thousands)	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic number of common shares outstanding	167,912	176,938	170,463	177,033
Dilutive effect of stock options and non-vested restricted stock	781	1,184	1,234	1,245
Diluted number of common shares outstanding	168,693	178,122	171,697	178,278
Anti-dilutive shares	1,057	1,099	595	388

Dilutive and anti-dilutive shares relate to share-based compensation. Refer to Note 10 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Property and Equipment

Property and equipment consists of the following:

	November 2,	February 2,	November 3,
(In thousands)	2019	2019	2018
Property and equipment, at cost	$2,326,704	$2,180,850	$2,136,945
Less: Accumulated depreciation and impairment	(1,562,354)	(1,438,701)	(1,401,231)
Property and equipment, net	$764,350	$742,149	$735,714

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	November 2,	February 2,	November 3,
(In thousands)	2019	2019	2018
Goodwill	$14,890	$14,899	$14,898
Trademarks, at cost	71,382	70,994	70,869
Less: Accumulated amortization	(30,806)	(27,726)	(26,705)
Intangible assets, net	$55,466	$58,167	$59,062

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

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory, and certain other assets and have been further secured by first-priority mortgages on certain real property.

9.  Leases

The Company leases all store premises, some of its office space and certain information technology and office equipment. These leases are generally classified as operating leases.

Store leases generally provide for a combination of base rentals and contingent rent based on store sales. Additionally, most leases include lessor incentives such as construction allowances and rent holidays. The Company is typically responsible for tenant occupancy costs including maintenance costs, common area charges, real estate taxes, and certain other expenses.

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

	13 Weeks Ended	39 Weeks Ended
	Nov 2, 2019	Nov 2, 2019
(In thousands)
Lease costs
Operating lease costs	$89,382	$257,463
Variable lease costs	24,268	72,723
Short-term leases and other lease costs	7,752	31,653
Total lease costs	$121,402	$361,839

Other information
Cash paid for operating lease liability	$(82,422)	$(235,825)
New ROU asset for operating leases entered into during the period	$98,194	$254,121

Lease term and discount rate	Nov 2, 2019
Weighted-average remaining lease term - operating leases	6.4 years
Weighted-average discount rate - operating leases	5.1%

The table below is a maturity analysis of the operating leases in effect as of the end of the period. Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
Nov 2, 2019
(In thousands)
Fiscal years:
2019 (remaining 13 weeks)	$61,493
2020	370,199
2021	329,180
2022	277,434
2023	255,086
Thereafter	667,638
Total undiscounted cash flows	$1,961,030
Less: discount on lease liability	(314,899)
Total lease liability	$1,646,131

10.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended November 2, 2019 was $5.6 million ($4.3 million, net of tax) and $19.9 million ($15.3 million, net of tax), respectively, and for the 13 and 39 weeks ended November 3, 2018 was $6.2 million ($4.7 million, net of tax) and $17.8 million ($13.7 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 39 weeks ended November 2, 2019 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 2, 2019	1,912	$16.75
Granted	807	$21.26
Exercised (1)	(124)	$16.06
Cancelled	(11)	$19.89
Outstanding - November 2, 2019	2,584	$18.18	5.1	$753
Vested and expected to vest - November 2, 2019	2,279	$18.25	5.2	$327
Exercisable - November 2, 2019 (2)	997	$16.10	4.2	$417

(1)	Options exercised during the 39 weeks ended November 2, 2019 had exercise prices ranging from $14.59 to $23.53.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on November 2, 2019.

Cash received from the exercise of stock options was $2.1 million and $15.5 million for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. The actual tax benefit realized from stock option exercises totaled $0.1 million for the 39 weeks ended November 2, 2019 and $0.9 million for the 39 weeks ended November 3, 2018.

As of November 2, 2019, there was $6.5 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	39 Weeks Ended	39 Weeks Ended
	November 2,	November 3,
Black-Scholes Option Valuation Assumptions	2019	2018
Risk-free interest rate (1)	2.2%	2.6%
Dividend yield	2.4%	2.5%
Volatility factor (2)	38.2%	39.5%
Weighted-average expected term (in years) (3)	4.4	4.5

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on a combination of historical volatility of the Company’s common stock and implied volatility.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

Restricted Stock Grants

Time-based restricted stock awards are comprised of time-based restricted stock units. These awards vest over three years. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

Performance-based restricted stock awards include performance-based restricted stock units. These awards cliff vest at the end of a three-year period assuming, and based upon, the Company’s achievement of pre-established goals throughout the term of the award. Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	November 2, 2019		November 2, 2019
(Shares in thousands)	Shares	Weighted -Average Grant Date Fair Value	Shares	Weighted -Average Grant Date Fair Value
Nonvested - February 2, 2019	1,999	$18.00	1,900	$17.44
Granted	1,205	$17.60	607	$19.68
Vested	(916)	$16.08	(245)	$15.99
Cancelled	(47)	$16.82	(346)	$16.00
Nonvested - November 2, 2019	2,241	$18.44	1,916	$19.20

As of November 2, 2019, there was $28.3 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. Based on current probable performance, there is $4.9 million of unrecognized compensation expense related to performance-based restricted stock unit awards, which will be recognized as achievement of performance goals is probable over a one- to three-year period.

As of November 2, 2019, the Company had 3.7 million shares available for all equity grants.

11.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended November 2, 2019 was 23.6% compared to 24.3% for the 13 weeks ended November 3, 2018. The decrease in the effective income tax rate for the 13 weeks ended November 2, 2019 was primarily due to a decrease in unrecognized tax benefits. The effective income tax rate for the 39 weeks ended November 2, 2019 was 23.4% compared to 23.1% for the 39 weeks ended November 3, 2018. The increase in the effective income tax rate for the 39 weeks ended November 2, 2019 was primarily due to an increase in unrecognized tax benefits and less favorable excess tax benefits from share-based payments in accordance with ASU 2016-09.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by approximately $1.6 million during the 13 weeks ended November 2, 2019. Over the next 12 months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $1.0 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

12.  Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies (“ASC 450”), the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position, results of operations or consolidated cash flows of the Company. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

13.  Restructuring Charges

During the 39 weeks ended November 2, 2019, the Company recorded pre-tax restructuring charges of $4.3 million. This amount consists primarily of corporate severance charges and closure costs for our company-owned and operated stores in China.

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

39 Weeks Ended
November 2,
(In thousands)	2019
Accrued liability as of February 2, 2019	$6,629
Add: Costs incurred, excluding non-cash charges	4,272
Less: Cash payments and adjustments	(7,824)

Accrued liability as of November 2, 2019	$3,077

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

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events, including the following:

•

the planned opening of 25 to 30 American Eagle stores (19 opened year-to-date), 35 to 40 Aerie standalone stores (29 opened year-to-date), and the opening of 25 to 35 Aerie side-by-side format stores (of which year-to-date 8 have opened with new AE stores and 15 have opened with remodeled AE stores) during Fiscal 2019;

•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the selection of approximately 40 to 50 American Eagle stores in the United States and Canada for remodeling and refurbishing during Fiscal 2019 (35 remodeled/refurbished year-to-date);
•	the potential closure of approximately 10 to 15 American Eagle (8 closed year-to-date) and 5 to 10 Aerie stores (2 closed year-to-date), primarily in North America during Fiscal 2019;
•	the planned opening of approximately 15 to 20 new international third-party operated American Eagle stores during Fiscal 2019;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	our ability to predict inventory turnover;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, dividends, and working capital requirements;
•

the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China and other countries), currency exchange rate fluctuations, increasing prices for raw materials, political instability or for other reasons

•

the possibility that changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; and

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle, Aerie, Tailgate, and Todd Snyder stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

AEO Direct sales are included in the individual American Eagle and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel,” which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices, social networks, email, in-store displays, and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital demand. We also offer reserve online, pickup in store service to our customers and give them the ability to look up store inventory from all digital channels; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) is the most appropriate, given customer behavior and our omni-channel model.

Our management considers comparable sales to be an important indicator of our current performance. Comparable sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable sales also have a direct impact on our total net revenue, cash, and working capital.

Gross profit — Gross profit measures whether we are optimizing profitability of our sales and inventory. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”) and buying, occupancy and warehousing costs. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

Buying, occupancy, and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation.

The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are comparable sales, gross profit, our ability to control selling, general, and administrative expenses, and our level of capital expenditures.

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

Cash flow and liquidity — Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position and capital allocation strategies. Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow will be sufficient to fund anticipated capital expenditures, dividends, and working capital requirements.

Results of Operations

Overview

Strong top line performance across brands and channels led to our 19th consecutive quarter of comparable sales growth and record third quarter revenue.  We continued to deliver on our strategic pillars, with American Eagle jeans and Aerie demonstrating positive momentum. As we look ahead, our focus is squarely on continuing to capitalize on the strength and momentum of our brands, accelerating the growth of Aerie, and creating shareholder value.

Total net revenue increased 6% or $62.7 million for the third quarter of 2019 to $1.066 billion. Consolidated comparable sales, including AEO Direct, increased 5%, following an 8% increase during the same period last year and were positive in both the stores and digital channels. By brand, American Eagle comparable sales increased 2% following a 5% increase over the same period last year. Aerie comparable sales increased 20% compared to a 32% increase over the same period last year. Gross profit increased 2% or $7.6 million to $407.1 million compared to $399.5 million during the same period last year and declined 160 basis points to 38.2% as a percentage of total net revenue. Selling, general, and administrative expenses increased 4%, or $10.5 million, to $259.0 million compared to $248.4 million during the same period last year but improved 50 basis points to 24.3% as a percentage of total net revenue.

Net income for the quarter decreased 6% to $80.8 million, or $0.48 per diluted share, compared to $85.5 million, or $0.48 per diluted share, during the same period last year.

During the 39 weeks ended November 2, 2019, we returned $182.2 million to shareholders through share repurchases of $112.4 million and cash dividends of $69.8 million. We had $264.5 million in cash and short-term investments as of November 2, 2019 compared to $359.7 million last year. Merchandise inventory at the end of the third quarter was $647.3 million, compared to $591.7 million last year, a 9% increase.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	61.8	60.2	62.8	62.1
Gross profit	38.2	39.8	37.2	37.9
Selling, general and administrative expenses	24.3	24.8	24.8	24.8
Restructuring charges	—	—	0.1	0.1
Depreciation and amortization expense	4.2	4.2	4.5	4.6
Operating income	9.7	10.8	7.8	8.5
Other income, net	0.2	0.4	0.3	0.2
Income before income taxes	9.9	11.2	8.1	8.7
Provision for income taxes	2.3	2.7	1.9	2.0
Net Income	7.6%	8.5%	6.2%	6.7%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Number of stores:
Beginning of period	1,075	1,054	1,055	1,047
Opened	20	7	50	18
Closed	(1)	(4)	(11)	(8)
End of period	1,094	1,057	1,094	1,057
Total gross square feet at end of period (in '000)	6,837	6,662	6,837	6,662
International licensed/franchise stores at end of period (1)	241	223	241	223

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 945 American Eagle retail stores, which include 170 Aerie side-by-side locations, 142 Aerie stand-alone locations and AEO Direct. Additionally, there were five Tailgate and two Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended November 2, 2019 to the 13 weeks ended November 3, 2018

Total net revenue

Total net revenue increased 6%, or $62.7 million, to $1.066 billion compared to $1.004 billion last year. Total comparable sales increased 5% for the period compared to an 8% increase last year, and were positive in both the stores and digital channels.

By brand, including the respective AEO Direct sales, American Eagle brand comparable sales increased 2%, or $15.4 million, and Aerie brand comparable sales increased 20%, or $24.9 million.

For the 13 weeks ended November 2, 2019, consolidated comparable traffic increased in the low-double digits and transactions increased in the high-single digits. Units per transaction decreased slightly and AUR decreased in the low-single digits.

Gross Profit

Gross profit increased 2%, or $7.6 million, to $407.1 million compared to $399.5 million last year. The gross margin rate declined 160 basis points to a rate of 38.2% of total net revenue. The decline primarily reflected increased markdowns.

There were $3.0 million and $2.9 million of share-based payment expense included in gross profit for the periods ended November 2, 2019 and November 3, 2018, respectively, comprised of both time- and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales, and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general, and administrative expenses. Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses increased 4%, or $10.5 million, to $259.0 million from $248.4 million last year. As a rate to total net revenue, SG&A expenses improved 50 basis points to 24.3%. The increase in expense reflected higher store salaries and professional fees, partially offset by lower incentive expense.

There was $2.6 million and $3.3 million of share-based payment expense included in SG&A expenses for the periods ended November 2, 2019 and November 3, 2018, respectively, comprised of both time- and performance-based awards.

Restructuring Charges

There were no restructuring charges recorded for the 13 weeks ended November 2, 2019 or November 3, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6%, or $2.6 million, to $45.0 million, compared to $42.4 million last year. As a rate to total net revenue, depreciation and amortization expense was 4.2% this year compared to 4.2% last year. The increase in expense was driven by investments in stores, technology, and e-commerce.

Other Income, Net

Other income, net decreased to $2.6 million this year, compared to other income of $4.3 million last year. The decrease was primarily attributable to a benefit from a vendor settlement recorded last year.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 13 weeks ended November 2, 2019 was 23.6% compared to 24.3% for the 13 weeks ended November 3, 2018. The decrease in the effective income tax rate for the 13 weeks ended November 2, 2019 was primarily due to a decrease in unrecognized tax benefits.

Net Income

Net income decreased 6%, or $4.7 million, to $80.8 million, or 7.6% as a percent to total net revenue, from $85.5 million, or 8.5% as a percent to total net revenue last year. Net income per diluted share remained flat at $0.48 per diluted share. The change in net income was attributable to the factors noted above.

Comparison of the 39 weeks ended November 2, 2019 to the 39 weeks ended November 3, 2018

Total net revenue

Total net revenue increased 7%, or $202.1 million, to $2.994 billion compared to $2.792 billion last year. Total comparable sales increased 4% for the period compared to a 9% increase last year. Included in total net revenue this year is $40.0 million recognized for license royalties from a third-party operator of AE stores in Japan.

By brand, including the respective AEO Direct sales, American Eagle brand comparable sales increased 1%, or $30.1 million, and Aerie brand comparable sales increased 17%, or $62.3 million.

For the year to date period, consolidated comparable traffic and consolidated total transactions increased in the high-single digits. Units per transaction increased slightly, partially offset by an AUR decrease in the low-single digits.

Gross Profit

Gross profit increased 5%, or $57.5 million, to $1.115 billion compared to $1.057 billion last year. The gross margin rate declined 70 basis points to a rate of 37.2% of revenue. Flow through from the $40 million of Japan license royalties that occurred during the second quarter of 2019 was the primary driver of the increase, which was offset by increased markdowns and delivery expense. See “International Operations,” below.

There was $9.4 million and $8.5 million of share-based payment expense included in gross profit for the periods ended November 2, 2019 and November 3, 2018, respectively, comprised of both time- and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general, and administrative expenses. Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General, and Administrative Expenses

SG&A expenses increased 7%, or $50.1 million, to $742.8 million from $692.6 million last year. As a percentage of total net revenue, SG&A expenses remained flat at 24.8%. Strategic investments in the stores organization, which began midway through 2018, led to increased compensation expense. Advertising and professional services also contributed to the increase from last year.

There was $10.6 million and $9.3 million of share-based payment expense included in SG&A expenses for the periods ended November 2, 2019 and November 3, 2018, respectively, comprised of both time- and performance-based awards.

Restructuring Charges

Restructuring charges were $4.3 million, or 0.1% as a rate to total net revenue, for the 39 weeks ended November 2, 2019. These charges were primarily the result of corporate severance charges and closure costs for our company-owned and operated stores in China. Restructuring charges were $1.6 million or 0.1% as a rate to total net revenue for the 39 weeks ended November 3, 2018. These charges were primarily the result of corporate severance charges.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6%, or $7.6 million, to $134.7 million, compared to $127.1 million last year. As a rate to total net revenue, depreciation and amortization expense was 4.5% this year compared to 4.6% last year. The increase in expense was driven by investments in stores, technology, and e-commerce.

Other Income, Net

Other income, net increased to $10.7 million this year, compared to other income of $5.7 million last year. The increase was primarily attributable to increased interest income and foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the 39 weeks ended November 2, 2019 was 23.4% compared to 23.1% for the 39 weeks ended November 3, 2018. The increase in the effective income tax rate for the 39 weeks ended November 2, 2019 was primarily due to an increase in unrecognized tax benefits and less favorable excess tax benefits from share-based payments in accordance with ASU 2016-09.

Net Income

Net income increased $0.8 million, to $186.5 million, or 6.2% as a percent to total net revenue, from $185.7 million, or 6.7% as a percent to total net revenue last year. Net income per diluted share increased 5% to $1.09, including $0.02 of restructuring charges. Last year net income per diluted share was $1.04, including $0.01 of restructuring charges. The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed, or other brand-dedicated American Eagle and Aerie stores have opened and will continue to open in areas including Eastern Europe, the Middle East, Central, and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. We plan to terminate the agreement with our Japanese license partner and are currently exploring options for our future business model to best serve customers and continue AEO’s growth in Japan.

As of November 2, 2019, we had 241 stores operated by our third party operators in 24 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of November 2, 2019, we had 105 company-owned stores in Canada, 41 in Mexico, seven in Hong Kong and 6 in Puerto Rico.

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

As of November 2, 2019, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of November 2, 2019:

	Fair Value Measurements at November 2, 2019
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$134,602	$134,602	—	—
Interest bearing deposits	79,912	79,912	—	—
Total cash and cash equivalents	$214,514	$214,514	$—	$—
Short-term investments
Certificates of Deposit	50,000	50,000	—	—
Total short-term investments	50,000	50,000	—	—
Total	$264,514	$264,514	—	—

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January 2024. Additionally, our uses of cash include the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts. We also made key investments in the customer experience and our associates, including store payroll and higher wages, as well as incremental advertising expenses. We expect to be able to fund our future cash requirements through current cash holdings, as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	November 2,	February 2,	November 3,
	2019	2019	2018
Working Capital (in thousands)	$268,422	$503,608	$516,321
Current Ratio	1.33	1.93	1.85

Working capital decreased $235.2 million compared to February 2, 2019 and decreased $247.9 million compared to last year. The adoption of ASC 842 decreased working capital by $226.5 million, due to the addition of $279.2 million of operating lease liabilities (current portion), offset by $52.7 million of current deferred rent balances. Compared to last year, the remaining $21.4 million decrease in working capital was primarily driven by a $95.2 million decrease in cash and short-term investments and a $23.3 million increase in accounts payable, partially offset by a $55.7 million increase in inventory, a $28.2 million increase in accounts receivable, and a $13.5 million decrease in accrued compensation.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $178.2 million and $243.6 million for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows from Investing Activities

Investing activities for the 39 weeks ended November 2, 2019 primarily consisted of $149.9 million of capital expenditures for property and equipment, partially offset by $42.1 million of net short-term investment sales. Investing activities for the 39 weeks ended November 3, 2018 primarily included $143.9 million of capital expenditures for property and equipment and $79.9 million of net short-term investment purchases, classified as available-for-sale.

Cash Flows from Financing Activities

Cash used for financing activities for the 39 weeks ended November 2, 2019 consisted primarily of $112.4 million used for the repurchase of 6.3 million shares of common stock under publicly announced programs, $69.8 million for cash dividends paid at a quarterly rate of $0.1375 per share, and $8.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Cash used for financing activities for the 39 weeks ended November 3, 2018 consisted primarily of $71.3 million for cash dividends paid at a quarterly rate of $0.1375 per share, $70.3 million used for the purchase of 3.3 million shares of common stock under publicly announced programs and $19.1 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments, partially offset by net proceeds from stock options exercised of $15.5 million.

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

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in certain working capital assets of the borrowers and guarantors, consisting primarily of cash, receivables, inventory, and certain other assets and have been further secured by first-priority mortgages on certain real property.

As of November 2, 2019, we were in compliance with the terms of the Credit Agreement and had $8.1 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of November 2, 2019.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended November 2, 2019 were $149.9 million and included $96.2 million related to investments in our stores, including 20 new AEO stores (7 AE, 12 Aerie, 1 Todd Snyder), 18 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($21.7 million), e-commerce ($23.8 million) and other home office projects ($8.2 million).

For Fiscal 2019, we expect aggregate capital expenditures to be in the range of $200 million to $215 million in support of our expansion efforts, store investments, including selective remodels of high performing, long-term locations, information technology upgrades to support growth and investments in e-commerce.

Stock Repurchases

During the 39 weeks ended November 2, 2019, as part of our publicly announced share repurchase program, we repurchased 6.3 million shares for $112.4 million, at a weighted average price of $17.74 per share. During the 39 weeks ended November 3, 2018, as part of our publicly announced share repurchase program, we repurchased 3.3 million shares for $70.3 million, at a weighted average price of $21.31 per share.

As of November 2, 2019, 5.4 million shares remained available under the program authorized by our Board in April 2016 that expires on January 30, 2021. During the 39 weeks ended November 2, 2019, our Board authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchase authorization to 35.4 million shares.

During the 39 weeks ended November 2, 2019 and November 3, 2018, we repurchased approximately 0.4 million and 0.9 million shares, respectively, from certain employees at market prices totaling $8.0 million and $19.1 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended November 2, 2019, our Board declared a quarterly cash dividend of $0.1375 per share, which was paid on October 25, 2019. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 2, 2019 contained in our Fiscal 2018 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates did not change materially during the 39-week period ended November 2, 2019, except for the adoption of ASU 2016-02, “Leases (Topic 842)”, on February 3, 2019. The application of our critical accounting policies may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in our exposure to market risk from February 2, 2019. Our market risk profile as of February 2, 2019 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the “Management”), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 2, 2019, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate its adoption on February 3, 2019. We implemented a new software solution to support our accounting for leases and have implemented new internal controls in response. There has been no other change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

ITEM 1A. RISK FACTORS.

Risk factors that may affect our business and financial results are discussed within Item 1A of our Fiscal 2018 Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our Fiscal 2018 on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 2, 2019.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 4, 2019 through August 31, 2019)	—	$—	—	37,364,260
Month #2 (September 1, 2019 through October 5, 2019)	2,001,121	$16.34	2,000,000	35,364,260
Month #3 (October 6, 2019 through November 2, 2019)	1,952	$16.03	—	35,364,260
Total	2,003,073	$16.34	2,000,000	35,364,260

(1)

During the 13 weeks ended November 2, 2019 there were 2.0 million shares repurchased as part of our publicly announced share repurchase program and there were 3,073 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

During Fiscal 2016, our Board authorized the public repurchase of 25.0 million shares of our common stock. The authorization of the remaining 5.4 million shares that may yet be repurchased expires on January 30, 2021. During the 13 weeks ended August 3, 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total repurchase authorization to 35.4 million shares.

ITEM 6. EXHIBITS.

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101	Inline Data File

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted, in inline XBRL

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 11, 2019

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)