Form 10-K
period 2020-02-01
AMERICAN EAGLE OUTFITTERS INC
filed 2020-03-12
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2019 was $2,507,621,307.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 167,203,263 Common Shares were outstanding at March 9, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated into Part III herein.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•

the planned opening of approximately 10 to 15 American Eagle stores and 55 to 65 Aerie stand-alone stores, and the addition of 5 to 10 Aerie side-by-side format stores in North America, during Fiscal 2020;

•	the selection of approximately 30 to 40 American Eagle stores in the United States and Canada for remodeling during Fiscal 2020;
•	the potential closure of approximately 10 to 20 American Eagle and 5 to 10 Aerie stores, primarily in North America, during Fiscal 2020;
•	the planned opening of approximately 30 to 35 new international third-party operated American Eagle stores during Fiscal 2020;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our efforts to expand internationally, engage in future franchise/license agreements, and/or growth through acquisitions or joint ventures;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies;
•	the expected payment of a dividend in future periods;
•	the possibility that our credit facilities may not be available for future borrowings;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, dividends, and working capital requirements;
•

the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions), currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons;

•

the possibility that changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; and

•	the possibility that we may be required to take additional impairment or other restructuring charges.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk associated with our inability to anticipate and respond to changing consumer preferences;
•	the risk associated with pricing pressure from existing and new competitors;
•	the risk of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences;
•	the risk of seasonality could cause sales to fluctuate and negatively impact our results of operations;
•

the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent coronavirus outbreak), political crises, negative global climate patterns, or other catastrophic events;

•	the risk that impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability;
•	the risk that our inability to grow our digital channels and leverage omni-channel capabilities could impact our business;
•	the risk that failure to define, launch and communicate a brand relevant customer experience could have a negative impact;
•	the risk that our efforts to execute on our key business priorities could have a negative impact;
•	the risk that our efforts to expand internationally expose us to risks inherent in operating in new countries;
•	the risk that failure to protect our reputation could have a material adverse effect;
•	the risk that we are unable to implement and sustain adequate information technology systems;
•	the risk that our inability to safeguard against security breaches with respect to our information technology systems could damage our reputation and adversely impact our profitability;
•	the risk that we may be exposed to costs associated with the loss of customer information;
•	the risk that our international merchandise sourcing strategy subjects us to risks that could impact our business and results of operations;
•	the risk that our product costs may be adversely affect by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability, or other reasons;
•	the risk associated with our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores;
•	the risk associated with leasing substantial amount of space, including increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•	the risk that we rely on key personnel;
•	the risk that we may be unable to protect our trademarks and other intellectual property rights
•	the risk of a complex regulatory, compliance and legal environment;
•	the risk that fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•	the risk of the impact of various legal proceedings, lawsuits, disputes, and claims could have an adverse impact on our business, financial condition, and results of operation.

PART I

Item 1. Business.

General

American Eagle Outfitters, Inc. (” the “Company,” “we,” and “our”), a Delaware corporation, was founded in 1977. We are a leading multi-brand specialty retailer, and we operate and license over 1,300 retail stores and are online at www.ae.com and www.aerie.com in the United States and internationally. Our brands are connected under the core tenet of REAL, which is inclusive, optimistic and celebrates self-expression. Our purpose is to show the world that there's REAL power in the optimism of youth.

We offer a broad assortment of high quality, on-trend apparel and accessories at affordable prices for men and women under the American Eagle brand, and intimates, apparel and personal care products for women under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the United States, Canada, Mexico, and Hong Kong. As of February 1, 2020, we operated 940 American Eagle stores and 148 Aerie stand-alone stores. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. Our licensed store base has grown to 217 locations in 24 countries. We also operate Tailgate, a vintage, sports-inspired apparel brand, and Todd Snyder New York (“Todd Snyder”), a premium menswear brand.

A five-year summary of certain financial and operating information can be found in Part II, Item 6, Selected Consolidated Financial Data, of this Form 10-K. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2020” refers to the 52-week period that will end on January 30, 2021. “Fiscal 2019” refers to the 52-week period ended February 1, 2020, “Fiscal 2018” refers to the 52-week period ended February 2, 2019, and “Fiscal 2017” refers to the 53-week period ended February 3, 2018.

Brands

American Eagle

We are an American brand rooted in our denim heritage and passionate about providing the highest-quality products. Since 1977, American Eagle (or “AE”) has offered an assortment of specialty apparel and accessories for women and men that enables self-expression and empowers our customers to celebrate their individuality. The brand has broadened its leadership in jeans by producing innovative fabric with options for all styles and fits at a value. We aren’t just passionate about making great clothing; we’re passionate about making real connections with the people who wear them.

Our AE brand includes Tailgate, our vintage, sports-inspired apparel clothing brand. Our Tailgate stores follow a college town store concept.

As of February 1, 2020, we operated 940 AE stores and 5 Tailgate stores. We offer AE and Tailgate products online at www.ae.com.

Aerie

Aerie is a lifestyle brand offering intimates, apparel, active wear, and swim collections. With the #AerieREAL™ movement, Aerie celebrates its community by advocating for body positivity and the empowerment of all women. Aerie believes in inspiring customers to love their real selves, inside and out.

As of February 1, 2020, we operated 148 Aerie brand stand-alone stores and 174 side-by-side stores connected to AE brand stores. In addition, Aerie brand merchandise is sold online at www.aerie.com and certain items are sold in AE brand stores.

Todd Snyder New York

Todd Snyder New York is a premium menswear brand. The Todd Snyder collections are informed by heritage yet updated for today, with an emphasis on versatility and comfort. As of February 1, 2020, we operated two Todd Snyder stores.  We offer Todd Snyder products online at www.ToddSnyder.com.

Key Business Priorities & Strategy

We are focused on driving our brands forward and delivering an exceptional customer experience across channels. Our current priorities include:

•	Delivering innovation, quality and outstanding value to our customers;
•	Leveraging American Eagle’s leading position in jeans and bottoms to “own the outfit,” by selling existing and new product categories to customers;
•	Continuing to accelerate the growth of Aerie as a leading intimates-inspired lifestyle brand, differentiated by its purpose of allowing women to feel good about their REAL selves;
•	Growing our brands globally, using the appropriate ownership structure to balance risk/return in each market; and
•	Focusing on delivering consistent profitable revenue growth and continuing to invest in high return projects that create shareholder value.

Real Estate

We ended Fiscal 2019 with 1,312 stores, consisting of 1,095 Company-owned stores and 217 licensed store locations. Our AE brand stores average approximately 6,600 gross square feet and approximately 5,300 on a selling square foot basis. Our Aerie brand stand-alone stores average approximately 3,900 gross square feet and approximately 3,100 on a selling square foot basis. The gross square footage of our Company-owned stores increased by 3% to 6.8 million during Fiscal 2019.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers, and street locations in the United States, Canada, Mexico, and Hong Kong.

Refer to Note 15 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding impairment and restructuring charges related to our Company-owned stores.

The following table provides the number of our Company-owned stores in operation as of February 1, 2020 and February 2, 2019.

	February 1,	February 2,
	2020	2019
AE Brand:
United States	803	800
Canada	85	86
Mexico	43	38
Hong Kong	9	6
China	-	4
Total AE Brand	940	934
Aerie Brand:
United States	129	97
Canada	18	18
Mexico	1	-
Total Aerie Brand	148	115
Tailgate	5	5
Todd Snyder	2	1
Total Consolidated	1,095	1,055

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2019	1,055	66	(26)	1,095
2018	1,047	29	(21)	1,055
2017	1,050	31	(34)	1,047
2016	1,047	29	(26)	1,050
2015	1,056	23	(32)	1,047

Licensed Stores

In addition to our Company-owned stores, our merchandise is sold at American Eagle and Aerie stores owned and operated by third-party licensees. Revenue recognized under license agreements generally consists of royalties earned and recognized upon sale of merchandise by license partners to retail customers.

As of February 1, 2020, our products were sold in 217 locations operated by licensees in 24 countries as provided in the following table. We plan to continue to increase the number of locations under license agreements or similar arrangements as part of our disciplined approach to global expansion.

	February 1,	February 2,
	2020	2019
Israel	48	47
Saudi Arabia	27	26
UAE	18	14
Chile	16	16
Colombia	17	16
India	15	6
Philippines	11	12
Greece	10	7
South Korea	10	16
Thailand	8	6
Egypt	6	4
Kuwait	6	5
Lebanon	4	5
Qatar	4	4
Oman	3	1
Panama	3	2
Bahrain	2	2
Costa Rica	2	2
Guatemala	2	2
Curacao	1	1
Dominican Republic	1	1
Jordan	1	1
Peru	1	1
Hungary	1	0
Japan (1)	0	34
Total Licensed Stores	217	231

(1)	All licensed stores in Japan were closed during Fiscal 2019 as a result of the termination of the agreement with our license partner.

AEO Direct

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, www.toddsnyder.com, and our AEO apps, both domestically and internationally in 81 countries. We also sell merchandise on various international online marketplaces. The digital channels, which we refer to as “AEO Direct” reinforce each particular brand platform and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience. Our U.S. and Canadian distribution centers are fully omni-channel and service both stores and digital businesses. We offer the ability for customers to return products seamlessly via any channel regardless of where it was originally purchased. Our store-to-door capability enables store customers to make purchases from online inventory while shopping in our stores. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing inventory exposure to digital traffic..

Customer Loyalty Program

We offer AEO Connected, a highly digitized loyalty program serving all American Eagle and Aerie customers. Members enjoy greater convenience, more rewards, and a positive customer experience.

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

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2019, we purchased substantially all of our merchandise from non-North American suppliers. We sourced merchandise through approximately 300 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for overall quality of manufacturing. Inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

We uphold an extensive factory inspection program to monitor compliance with our Supplier Code of Conduct. New garment factories must pass an initial inspection in order to do business with us and we continue to review their performance against our guidelines regarding working conditions, employment practices, and compliance with local laws through internal audits by our compliance team and the use of third-party monitors. We strive to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices, and workplace safety. We are a certified member of the Customs-Trade Partnership Against Terrorism program (“CTPAT”), a designation we have held since 2004. CTPAT is a voluntary program offered by U.S. Customs and Border

Protection (“CBP”) in which an importer agrees to work with CBP to strengthen overall supply chain security. As of September 2016, we were accepted into the Apparel, Footwear, and Textiles Center, one of CBP’s Centers of Excellence and Expertise (“CEE”). The CEEs were created to ensure uniformity, create efficiencies, reduce redundancies, enhance industry expertise, and facilitate trade, all with a final goal of reduced costs at the border and allowing CBP to focus on high-risk shipments.

Inventory and Distribution

Merchandise is shipped directly from our vendors to our Company-owned distribution centers in Hazleton, Pennsylvania and Ottawa, Kansas, or to our Canadian distribution center in Mississauga, Ontario. Additionally, product is shipped directly to stores, which reduces transit times and lowers operating costs. We contract with third-party distribution centers in Mexico and Hong Kong to service our Company-owned stores in those regions.

Regulation

We and our products are subject to regulation by various federal, state, local, and foreign regulatory authorities. Substantially all of our products are manufactured by foreign suppliers and imported by us, and we are subject to a variety of trade laws, customs regulations, and international trade agreements. Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies and regulations, including, in the U.S., the Federal Trade Commission, and the Consumer Products Safety Commission. These regulations relate principally to product labeling, marketing, licensing requirements, and consumer product safety requirements and regulatory testing. We are also subject to regulations governing our employees both globally and in the U.S., and by disclosure and reporting requirements for publicly traded companies established under existing or new federal or state laws, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”).

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

Competition

The global retail apparel industry is highly competitive both in stores and online. We compete with various local, national, and global apparel retailers, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection, and price.

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

In the U.S. and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including TODD SNYDER®, TAILGATE®, MOOD CHILL MIND & BODY™, and our pocket stitch designs.

Our registered trademarks are renewable indefinitely, and their registrations are properly maintained in accordance with the laws of the country in which they are registered. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use, renew, and enforce our trademarks in accordance with our business plans.

Employees

As of February 1, 2020, we had approximately 46,000 employees in the United States, Canada, Mexico, and Hong Kong of whom approximately 38,000 were part-time or seasonal hourly employees.

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

Information about our Executive Officers

Jennifer M. Foyle, age 53, has served as our Global Brand President – Aerie since January 2015. Prior thereto, Ms. Foyle served as Executive Vice President, Chief Merchandising Officer – Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014. Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she was the Chief Merchandising Officer at J. Crew Group, Inc., from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 to 2003 and held various roles at Bloomingdales from 1988 to 1999.

Charles F. Kessler, age 47, has served as our Global Brand President – American Eagle since January 2015. Prior thereto, he served as our Executive Vice President, Chief Merchandising and Design Officer – American Eagle from February 2014 to January 2015. Prior to joining us, Mr. Kessler served as Chief Merchandising Officer at Urban Outfitters, Inc. from October 2011 to November 2013 and as Senior Vice President, Corporate Merchandising at Coach, Inc. from July 2010 to October 2011. Prior to that time, Mr. Kessler held various positions with Abercrombie & Fitch Co. from 1994 to 2010, including Executive Vice President, Female Merchandising from 2008 to 2010.

Robert L. Madore, age 55, has served as our Executive Vice President and Chief Financial Officer since October 2016. Prior to joining us, Mr. Madore served as the Chief Financial Officer of Ralph Lauren Corporation from April 2015 to September 2016. Prior to that role, he held a number of key financial and operational roles at Ralph Lauren Corporation, including Senior Vice President of Corporate Finance from December 2010 to March 2015, and Senior Vice President of Operations and Chief Financial Officer of its retail division from 2004 to December 2010. Prior to that time, Mr. Madore was Chief Financial Officer for New York & Company from 2003 to 2004, and served as Chief Operating Officer and Chief Financial Officer of FutureBrand, a division of McCann Erickson, from 2001 to 2003. Prior thereto, he held various executive management positions at Nine West Group, Inc. starting in 1995. Mr. Madore began his career in 1987 at Deloitte & Touche until 1995.

Andrew J. McLean, age 51, has served as our Executive Vice President, Chief Commercial Officer since April 2017. His responsibilities include oversight of our global retail operations. Prior thereto, he served as our Executive Vice President, International since October 2016. Prior to joining us, Mr. McLean served as Chief Operating Officer and Head of International of Urban Outfitters, Inc. from 2014 to October 2016 and as Chief Operating Officer from 2008 to 2014. In addition, he held various positions at Liz Claiborne, Inc., including President, Outlet Division, from 2003 to 2008. Prior thereto, Mr. McLean held various roles at Gap, Inc. from 2000 to 2003 and served as a management consultant early in his career.

Michael R. Rempell, age 46, has served as our Executive Vice President and Chief Operations Officer since June 2012. His current responsibilities include oversight of our technology, supply-chain, production and sourcing, and sustainability teams. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 65, has served as our Executive Chairman, Chief Executive Officer since December 2015. Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also has served since March 2005 as Executive Chairman of the Board of Designer Brands Inc. (f/k/a DSW Inc.) (NYSE: DBI) and formerly served as that company’s Chief Executive Officer from March 2005 to April 2009. He has also served as a member of the Board of Directors for Albertsons Companies, Inc. since 2006. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

Stacy B. Siegal, age 53, has served as our Executive Vice President, General Counsel since March 2018. Ms. Siegal is also responsible for our people, culture, social responsibility, and internal communication teams. Prior thereto, she served as our Senior Vice President and General Counsel since November 2016. Prior to joining us, Ms. Siegal served as Senior Vice President, Chief Legal and Administrative Officer at rue21, Inc. from March 2013 to November 2016; as Vice President, General Counsel from 2010 to 2013; and as Corporate Counsel since 2006. Prior to that time, Ms. Siegal served as a consultant providing legal and human resource guidance to retail companies and boards of directors and as Corporate Counsel at General Nutrition Companies, Inc. since 1996.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other information that we file with or furnish to the SEC, are available under the Investor Relations section of our website at www.aeo-inc.com. These reports are available as soon as reasonably practicable, free of charge, after such material is electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

Our corporate governance materials, including our corporate governance guidelines, the charters of our audit, compensation, and nominating and corporate governance committees, and our code of ethics may also be found under the Investor Relations section of our website at www.aeo-inc.com. A copy of the corporate governance materials is also available upon written request.

Additionally, our investor presentations are available under the Investor Relations section of our website at www.aeo-inc.com. These materials are available no later than the time they are presented at investor conferences. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing that we make with the SEC.

Item 1A. Risk Factors

Macroeconomic and Industry Risks

Our inability to anticipate and respond to changing consumer preferences and fashion trends and fluctuations in customer demand in a timely manner could adversely impact our profitability

Our future success depends, in part, upon our ability to identify and respond to fashion trends and changing consumer preferences in a timely manner. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations can materially impact our sales and gross margins which is exacerbated by the fact that merchandise is typically ordered well in advance of the selling season. As a result, we are susceptible to changing fashion trends and fluctuations in customer demands.

Lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. As a result, we are vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases. Our failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by us, could, among other matters, lead to lower sales, excess inventories and higher markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.

Our business is highly competitive and we face significant pricing pressures from existing and new competitors

The sale of apparel, accessories, intimates, and personal care products is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national, and international department stores, discount stores and online businesses. Changing consumer preferences has and may continue to result in new competition for our products. The substantial sales growth in the digital channel within the last several years has increased competition due to new entrants in the market and has resulted in pricing pressures from new entrants and established competitors. Some of these competitors have robust digital customer experiences and highly efficient delivery systems. Furthermore, the decrease in mall traffic is putting a greater reliance on the digital channel and thus increasing the competitive threat.

We face a variety of competitive challenges, including:

•	Anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•	Maintaining favorable brand recognition and effective marketing of our products to consumers in several demographic markets;
•	Sourcing merchandise efficiently;
•	Developing innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors
•	Countering the aggressive pricing and promotional activities of many of our competitors; and
•	Anticipating and responding to changing customer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping.

In light of the competitive challenges we face, we may not be able to compete successfully in the future and have lower market share. Additionally, increases in competition could reduce our sales, which in turn could have a material adverse effect on our results of operations and financial condition.

The effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences could have a material adverse effect on our business, results of operations and liquidity

The success of our operations is highly dependent on consumer spending, which can be negatively impacted by economic conditions as well as factors affecting disposable consumer income such as income taxes, payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. We may be negatively impacted by changes in consumer preferences and discretionary spending habits such as consumer behavior reallocating to non-retail discretionary consumer spending.

Seasonality may cause sales to fluctuate and negatively impact our results of operations

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Because of this seasonality, factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodelings, competitive factors, weather and general economic and political conditions.

Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather conditions; public health crises (including, without limitation, the recent coronavirus outbreak), such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our licensees, or the operations of one or more of our vendors. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our licensees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability

Significant negative industry or general economic trends, changes in customer demand for our product, disruptions to our business, and unexpected significant changes or planned changes in our operating results or use of long-lived assets may result in impairments to goodwill, intangible assets, and other long-lived assets.

Strategic Risks

Our inability to grow our digital channels and leverage omni-channel capabilities could adversely impact our business

We have and expect to continue to make significant investments in building our technologies and digital capabilities in three key areas: mobile technology, digital marketing, and the digital customer experience. We have made significant capital investments in these areas but there is no assurance that we will realize a return on those investments or be successful in growing our digital channels.

As omni-channel retailing continues to evolve, our customers are increasingly more likely to shop across multiple channels that work in tandem to meet their needs. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. Our inability to respond to these changes and successfully maintain and expand our omni-channel business may have an adverse impact on our results of operations.

Failure to define, launch and communicate a brand relevant customer experience could have a negative impact on our growth and profitability

We strive to build strong emotional connections with our customers and to enrich the customer experience. If our marketing and customer experience programs, including our loyalty program, are unsuccessful, or if our competitors are more effective with their programs than we are, our growth and profitability may be negatively affected.

Our efforts to execute on our key business priorities could have a negative impact on our growth and profitability

Our success depends on our ability to execute on our key priorities, which are centered on driving our brands forward and delivering an exceptional customer experience across channels, including:

•	Delivering innovation, quality and outstanding value to our customers;
•	Leveraging American Eagle’s leading position in jeans and bottoms to “own the outfit,” by selling existing and new product categories to customers;
•	Continuing to accelerate the growth of Aerie as a leading intimates-inspired lifestyle brand, differentiated by its purpose of allowing women to feel good about their REAL selves;
•	Growing our brands globally, using the appropriate ownership structure to balance risk/return in each market; and
•	Focusing on delivering consistent profitable revenue growth and continuing to invest in high return projects that create shareholder value.

Achieving these key business priorities depends on us executing our strategies successfully, and the initiatives that we implement in connection with these goals may not resonate with our customers. It may take longer than anticipated to generate the expected benefits of our initiatives, and there can be no guarantee that pursuing these key priorities will result in improved operating results. Misalignment and competing initiatives could result in inefficiencies, erroneously prioritized efforts, and resource dilution. Failure to implement our key business priorities successfully could have a negative impact on our growth and profitability.

Our efforts to expand internationally expose us to risks inherent in operating in new countries

We are actively pursuing additional international expansion initiatives, which include Company-owned stores and stores operated by third parties through licensing arrangements in select international markets. The effect of international expansion arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. Furthermore, although we provide store operation training, literature and support, to the extent that a licensee does not operate its stores in a manner consistent with our requirements regarding our brand and customer experience standards, our business results and the value of our brand could be negatively impacted.

A failure to implement our expansion initiatives properly, or the adverse impact of political or economic risks in these international markets, could have a material adverse effect on our results of operations and financial condition. We have limited prior experience operating internationally where we face established competitors. In many of these locations, the real estate, labor and employment, transportation and logistics and other operating requirements differ dramatically from those in the locations where we have more experience. Consumer demand and behavior, as well as tastes and purchasing trends, may differ substantially, and as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Any differences that we encounter as we expand internationally may divert financial, operational, and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations. In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets, and liabilities denominated in currencies other than the U.S. dollar. The instruments we may use to hedge certain foreign currency risks in the future may not succeed in offsetting all of the negative impact of foreign currency rate movements on our business and results of operations.

As we pursue our international expansion initiatives, we are subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. Violations of these laws could subject us to sanctions or other penalties that could have an adverse effect on our reputation, operating results and financial condition.

Operational Risks

Our failure to protect our reputation could have a material adverse effect on our brands

Our business depends on the value and reputation of our brands and our ability to anticipate, identify, and respond to customers’ demands, preferences, and fashion trends. In addition, the increasing use of social media platforms allows for rapid communication and any negative publicity related to the aforementioned concerns may reduce demand for our merchandise. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and may adversely impact our business, results of operations, and financial condition.

Our inability to implement and sustain adequate information technology systems could adversely impact our profitability

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with operating, replacing, and modifying these systems, including inaccurate system information and system disruptions. There is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or promptly and appropriately mitigated, could have a material adverse effect on our results of operations. Additionally, there can be no guarantee that, if any computer system failure, cyber-attack, or security breach occurs, it will be timely detected or sufficiently remediated. Furthermore, if our information technology systems are damaged, breached or cease to properly function for any reason, including the poor performance of, failure of, or cyber-attack on third-party service providers, catastrophic events, power outages, cyber-security breaches, network outages, failed upgrades or similar events, and if our disaster recovery and business continuity plans do not effectively resolve such issues, we may suffer interruptions in our ability to manage or conduct business, as well as reputational harm, and we may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, and financial condition.

Our inability to safeguard against security breaches with respect to our information technology systems could damage our reputation and adversely impact our profitability

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers, and employees including credit card information, street addresses, and email addresses. Attackers continuously enhance and evolve their methods to compromise data. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We have experienced cyber incidents, which have not had a material adverse impact on our business or required external notification and for which we have taken measures to prevent from reoccurring. However, we may experience cyber incidents in the future, potentially with more frequency and/or sophistication. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology we use to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach could result in a violation of applicable privacy and other laws, significant financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

Our international merchandise sourcing strategy subjects us to risks that could adversely impact our business and results of operations

Our merchandise is manufactured by suppliers worldwide. We purchase a significant portion of our merchandise through a single international buying agent. Because we have a global supply chain, any event that causes the disruption of imports, including the insolvency of a significant supplier, global health crisis, a major labor dispute including any such actions involving ports, trans loaders, consolidators, or shippers, could have an adverse effect on our operations. Given the volatility and risk in the current markets, our reliance on external vendors leaves us subject to certain risks should one or more of these external vendors become insolvent. The financial failure of a key vendor could disrupt our operations and have an adverse effect on our cash flows, results of operations and financial condition.

Trade matters may disrupt our supply chain. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations.

We have a Supplier Code of Conduct that provides guidelines for our vendors regarding working conditions, employment practices, and compliance with local laws. A copy of the Supplier Code of Conduct is posted on our website, www.aeo-inc.com, and is included in our vendor manual in English and multiple other languages. There can be no assurance that all violations can be eliminated in our supply chain. Publicity regarding violation of our Supplier Code of Conduct or other social responsibility standards by any of our vendor factories could adversely affect our reputation, sales, and financial performance.

There is a risk of terrorist activity on a global basis. Such activity might take the form of a physical act that impedes the flow of imported goods or the insertion of a harmful or injurious agent into an imported shipment. We cannot predict the likelihood of any such activities or the extent of their adverse impact on our operations.

Our product costs may be adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China), currency exchange rate fluctuations, increasing prices for raw materials, political instability, or other reasons, which could impact our profitability.

A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers' sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. Furthermore, we could face significantly higher U.S. income and similar taxes with respect to sales of products purchased from foreign suppliers if the U.S. were to adopt a system of taxation, such as a border adjustment tax, under which the cost of imported products was not deductible in determining such products' tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us. General trade tensions between the U.S. and China have been high recently, with multiple rounds of U.S. tariffs on Chinese goods implemented in 2018 and 2019. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' suppliers or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from which we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. or elsewhere. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

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

We seek to locate our brick and mortar stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, which generally are large department stores and other area attractions, to generate consumer traffic near our stores. We cannot control the increasing impact of digital channels on shopping center traffic, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations, competition with other retailers for prominent locations, or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets and could have a material adverse effect on our financial results. In addition, some malls and shopping centers that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend away from brick and mortar retail continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations and financial condition.

We have significant lease obligations, and are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations

Operating lease obligations, which consist primarily of future minimum lease commitments related to store operating leases, represent a significant contractual commitment. All of our stores are leased and generally have initial terms of 7-10 years. In the future, we may not be able to negotiate favorable lease terms for the most desired store locations. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.

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

We rely on key personnel, the loss of whom could have a material adverse effect on our business

Our success depends to a significant extent upon our ability to attract and retain qualified key personnel, including senior management. Collective or individual changes in our senior management and other key personnel could have an adverse effect on our ability to determine and execute our strategies, which could adversely affect our business and results of operations. There is a high level of competition for senior management and other key personnel, and we cannot be assured we will be able to attract, retain, and develop a sufficient number of qualified senior managers and other key personnel.

Legal, Tax, and Regulatory Risks

We may be unable to protect our trademarks and other intellectual property rights

We believe that our trademarks and service marks, as described in Item 1. Business, are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to establishing and protecting our trademarks and service marks. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. Litigation regarding our trademarks and other intellectual property rights could adversely affect our business, financial condition, and results of operations.

A complex regulatory, compliance and legal environment could adversely affect us

We are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, import/export and anti-corruption, including the Foreign Corrupt Practices Act. Additional legal and regulatory requirements have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors or employees, we could experience delays in shipments or receipt of goods or be subject to fines or other penalties, any of which could adversely affect our business. Also, changes in laws and regulations could make operating our business more expensive or require us to change the way we do business. Our employees, subcontractors, vendors and suppliers could take actions that violate our policies and procedures which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

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

Impact of various legal proceedings, lawsuits, disputes, and claims could have an adverse impact on our business, financial condition, and results of operations

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. Actions are in various procedural stages and some are covered only in part by insurance. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. An unfavorable outcome could have an adverse impact on our business, financial condition, and results of operations.

Other risk factors

Additionally, other factors could adversely affect our financial performance, including factors such as: our ability to successfully acquire and integrate other businesses; any interruption of our key infrastructure systems, including exceeding capacity in our distribution centers; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of our business related to an outbreak of a pandemic disease in a country where we source or market our merchandise; extreme weather conditions or changes in climate conditions or weather patterns; and the effects of changes in interest rates.

The impact of any of the previously discussed factors, some of which are beyond our control, and others which we are not aware of or which we do not currently consider material, may cause our actual results to differ materially from our expectations expressed elsewhere in this Form 10-K and other forward-looking statements we may make from time-to-time.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own two buildings in urban Pittsburgh, Pennsylvania that house our corporate headquarters. These buildings total 186,000 square feet and 150,000 square feet, respectively.

We own distribution facilities in Ottawa, Kansas and Hazleton, Pennsylvania consisting of approximately 1.2 million and 1.0 million square feet, respectively.

We lease approximately 200,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The lease for this space expires in 2026.

We lease a building in Mississauga, Ontario with approximately 294,000 square feet, which houses our Canadian distribution center. The lease expires in 2028.

All of the above-noted properties are shared by all of our operating business segments (which we report in a single reportable segment).

As for our stores, all are leased and generally have initial terms of 7 – 10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional contingent rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 9, 2020, there were 469 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 45,000.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 31, 2015 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
American Eagle Outfitters, Inc.	100.00	107.52	111.06	137.82	168.55	119.91
S&P MidCap 400 Index	100.00	93.30	122.13	140.21	136.84	151.75
Peer Group	100.00	111.72	74.14	81.25	78.66	78.16

We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our Proxy Statement for the 2019 Annual Meeting of Stockholders. This group consisted of the following companies: Abercrombie & Fitch Co., Ascena Retail Group. Inc., Burberry Group PLC, Capri Holdings Limited, Chico’s FAS, Inc., Express, Inc., Fossil Group, Inc., The Gap, Inc., Guess?, Inc., Hanesbrands Inc., L Brands Inc., Levi Strauss & Co., lululemon athletica, inc., PVH CORP., Ralph Lauren Corporation, Tailored Brands, Inc., Tapestry, Inc., Under Armour Inc., and Urban Outfitters, Inc.

The following table provides information regarding our repurchases of common stock during the three months ended February 1, 2020.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
November 3, 2019 through November 30, 2019	5,084	$16.14	—	35,364,260
December 1, 2019 through January 4, 2020	939	$15.12	—	35,364,260
January 5, 2020 through February 1, 2020	743	$14.34	—	35,364,260
Total	6,766	$15.80	—	35,364,260

(1)

There were no shares repurchased as part of our publicly announced share repurchase program during the three months ended February 1, 2020 and there were 6,766 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

During Fiscal 2016, our Board of Directors authorized the repurchase of 25.0 million shares of our common stock. The authorization of the repurchase of the remaining 5.4 million shares that may yet be repurchased under the Fiscal 2016 authorization expires on January 30, 2021. During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total repurchase authorization to 35.4 million shares.

Item 6. Selected Consolidated Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the Consolidated Financial Statements and related notes, included in Item 8 below. Most of the Selected Consolidated Financial Data presented below is derived from our Consolidated Financial Statements, filed in response to Item 8 below. The selected Consolidated Statement of Operations data for the years ended January 28, 2017 and January 30, 2016 and the selected Consolidated Balance Sheet data as of February 3, 2018, January 28, 2017 and January 30, 2016 are derived from audited Consolidated Financial Statements not included herein.

	For the Years Ended (1)
(In thousands, except per share amounts, ratios,	February 1,	February 2,	February 3,	January 28,	January 30,
and other non-financial information)	2020	2019	2018	2017	2016
Summary of Operations
Total net revenue	$4,308,212	$4,035,720	$3,795,549	$3,609,865	$3,521,848
Comparable sales increase (2)	3%	8%	4%	3%	7%
Gross profit	$1,522,301	$1,487,638	$1,370,505	$1,366,927	$1,302,734
Gross profit as a percentage of net sales	35.3%	36.9%	36.1%	37.9%	37.0%
Operating income	$233,345	$337,129	$302,788	$331,476	$319,878
Operating income as a percentage of net sales	5.4%	8.4%	8.0%	9.2%	9.1%
Income from continuing operations	$191,257	$261,902	$204,163	$212,449	$213,291
Income from continuing operations as a percentage of net sales	4.4%	6.5%	5.4%	5.9%	6.1%

Per Share Results
Income from continuing operations per common share-basic	$1.13	$1.48	$1.15	$1.17	$1.10
Income from continuing operations per common share-diluted	$1.12	$1.47	$1.13	$1.16	$1.09
Cash dividends per common share	$0.55	$0.55	$0.50	$0.50	$0.50

Balance Sheet Information
Total cash and short-term investments	$416,930	$425,465	$413,613	$378,613	$260,067
Total assets (3)	$3,328,679	$1,903,378	$1,816,313	$1,782,660	$1,612,246
Stockholders’ equity	$1,247,853	$1,287,555	$1,246,791	$1,204,569	$1,051,376
Working capital	$296,174	$503,608	$483,309	$407,446	$259,693
Current ratio	1.39	1.93	2.00	1.83	1.56

Other Financial Information
Total stores at year-end (4)	1,095	1,055	1,047	1,050	1,047
Capital expenditures	$210,360	$189,021	$169,469	$161,494	$153,256

(1)	Except for the fiscal year ended February 3, 2018, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)	Refer to “Key Performance Indicators” included under Item 7 below for a definition of comparable sales increase, including how we adjust for 53-week years to maintain comparability.
(3)	The Company adopted ASC 842, Leases as of February 3, 2019 under the modified retrospective approach and has not revised comparative periods.
(4)

Total stores at year-end includes company-owned stores and excludes licensed stores. Side-by-side stores (where an Aerie store is connected to an AE brand store) count as one store in the total. Our management considers store count to be a useful metric for understanding the Company’s store-based footprint and investors may find it useful as such.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2019 and 2018 and year-to-year comparisons between 2019 and 2018. Discussions of 2017 and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ from these estimates and assumptions. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 on February 4, 2018 using the modified retrospective method applied to all contracts as of February 4, 2018. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting practices, and a cumulative adjustment was made to retained earnings.

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

Asset Impairment. In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate the value of leasehold improvements, store fixtures, and operating lease right-of-use assets associated with retail stores that have been open for a period sufficient to reach maturity. We evaluate long-lived assets for impairment at the individual retail store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Significant assumptions used in our projected undiscounted cash flows analyses include revenue growth rates and expense reductions. Additionally, significant assumptions utilized in our fair value analyses include the aforementioned assumptions, as well as market participant real estate assumptions and discount rate. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

Share-Based Payments. We account for share-based payments in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). To determine the fair value of our stock option awards, we use the Black-Scholes option-pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

We calculate a weighted-average expected term based on historical experience. Expected stock price volatility is based on historical volatility of our common stock. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

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

We evaluate our income tax positions in accordance with ASC 740, which prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2018, the prior year period is shifted by one week to compare similar calendar weeks.

A store is included in comparable sales in its thirteenth month of operation. When stores have a gross square footage increase of 25% or greater due to a remodel, they are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel.

Sales from company-owned stores, as well as sales from AEO Direct, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct. AEO Direct sales are included in the individual American Eagle and Aerie brand comparable sales metric for the following reasons:

•

Our approach to customer engagement is “omni-channel,” which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices and apps, social networks, email, in-store displays and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic and accept digital returns in stores; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) to be the most appropriate given customer behavior.

Our management considers comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable sales also have a direct impact on our total net revenue, cash, and working capital.

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

Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operations.

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

Omni-channel sales performance — Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: comparable sales, average unit retail price, total transactions, units per transaction, and consolidated comparable traffic. We include these metrics in our discussion within Item 7 of this report when we believe they enhance the understanding of the matter being discussed. Investors may find them useful as such. Each of these metrics is defined as follows (except comparable sales, which is defined separately above):

•	Average unit retail price represents the selling price of our goods. It is the cumulative net sales divided by the net units sold for a period of time.
•	Total transactions represents the count of customer transactions over a period of time (inclusive of company-owned stores and AEO Direct, unless specified otherwise).
•	Units per transaction represents the number of units sold divided by total transactions over a period of time (inclusive of company-owned stores and AEO Direct, unless specified otherwise).
•

Consolidated comparable traffic represents visits to our company-owned stores, limited to those stores that qualify to be included in comparable sales as defined above, including AEO Direct, over a period of time.

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

Results of Operations

Overview

Fiscal 2019 represented a challenging year; however, we were able to make good progress on our strategic pillars, posting record revenues. We saw strong customer engagement and positive traffic across brands and channels. Aerie delivered exceptional growth and has significant growth opportunity ahead. American Eagle saw growth in its signature jeans and bottoms categories. Total net revenue for the year increased 7% to $4.308 billion, compared to $4.036 billion last year. Total comparable sales increased 3%. By brand, American Eagle comparable sales were up slightly and comparable sales for Aerie increased 20%. Gross profit increased 2% to $1.522 billion and declined by 160 basis points to 35.3% as a percentage of revenue.

Net income was $1.12 per diluted share this year, compared to $1.47 per diluted share last year. On an adjusted basis, net income per diluted share this year was flat to last year at $1.48. Adjusted net income per diluted share this year excludes $0.36 of impairment, restructuring, and related charges. Adjusted net income per diluted share last year excludes $0.01 of restructuring charges.

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

Earnings per Share
For the Fiscal Year Ended
February 1, 2020
Net income per diluted share - GAAP Basis	$1.12
Add: Asset Impairment & Restructuring (1)	0.36
Net income per diluted share - Non-GAAP Basis	$1.48

(1) $80.5 million of pre-tax impairment and restructuring charges, which includes:

        - $64.5 million of leasehold improvements, store fixtures, and operating lease right of use assets and a $1.7 million goodwill impairment charge.

        - $14.2 million of restructuring charges including $6.7 million of corporate and field severance, $4.2 million of joint business venture exit charges, $1.8 million of market transition costs in Japan and $1.5 million of China severance and closure costs related to Company-owned and operated stores.

        - GAAP tax rate included the impact of valuation allowances on impairment and restructuring charges. Excluding the impact of those items resulted in a  22.5% tax rate for the year.

Earnings per Share
For the Fiscal Year Ended
February 2, 2019
Net income per diluted share - GAAP Basis	$1.47
Add: Restructuring (1)	0.01
Net income per diluted share - Non-GAAP Basis	$1.48

(1) $1.6 million of pre-tax restructuring charges, primarily consisting of corporate severance charges.

We ended the year with $416.9 million in cash and short-term investments, a 2% decrease from $425.5 million in cash and short-term investments as of the end of the prior fiscal year. During Fiscal 2019, we generated $415.4 million of cash from operations, which was offset by $210.4 million of capital expenditures, the repurchase of 6.3 million shares for $112.4 million and dividend payments of $92.8 million. Merchandise inventory at the end of Fiscal 2019 was $446.3 million, an increase of 5% as compared to Fiscal 2018. We ended Fiscal 2019 with no short or long-term debt.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	64.7	63.1	63.9
Gross profit	35.3	36.9	36.1
Selling, general and administrative expenses	23.9	24.3	23.2
Impairment and restructuring charges	1.9	0.0	0.5
Depreciation and amortization expense	4.1	4.2	4.4
Operating income	5.4	8.4	8.0
Other income (expense), net	0.3	0.2	(0.4)
Income before income taxes	5.7	8.6	7.6
Provision for income taxes	1.3	2.1	2.2
Net income	4.4%	6.5%	5.4%

Comparison of Fiscal 2019 to Fiscal 2018

Total Net Revenue

Total net revenue for Fiscal 2019 increased 7% to $4.308 billion compared to $4.036 billion for Fiscal 2018. For Fiscal 2019, total comparable sales increased 3% compared to an 8% increase for Fiscal 2018. Included in total net revenue this year is $40.0 million recognized for license royalties from a third-party operator of AE stores in Japan.

By brand, including the respective AEO Direct sales, American Eagle brand comparable sales were up slightly, or $3.5 million, and Aerie brand comparable sales increased 20%, or $107.7 million.

For the year, consolidated comparable traffic increased in the high single digits and total transactions increased in the high-single digits. Units per transaction increased slightly and average unit retail price decreased in the low-single digits.

Gross Profit

Gross profit increased 2% to $1.522 billion for Fiscal 2019 from $1.488 billion for Fiscal 2018. The gross profit margin declined 160 basis points to a 35.3% of total net revenue. Higher markdowns were the primary cause of the decline compared to last year. Increased distribution center and delivery costs also contributed to the decline.

There was $11.2 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year. This is compared to $13.5 million of share-based payment expense included in gross profit last year.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs, in cost of sales, and others may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general, and administrative expenses. Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased 5% to $1.029 billion for Fiscal 2019, compared to $980.6 million for Fiscal 2018. As a percentage of total net revenue, selling, general, and administrative expenses decreased 40 basis points to 23.9%, compared to 24.3% for Fiscal 2018. Increased expenses for Fiscal 2019 were driven mainly by higher store salaries and professional fees, partially offset by lower incentive expense.

There was $11.8 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general, and administrative expenses for Fiscal 2019 compared to $14.0 million for Fiscal 2018.

Impairment and Restructuring Charges

In Fiscal 2019, total impairment and restructuring charges were $80.5 million. We recorded asset impairment charges of $64.5 million on the assets of 20 retail stores. Of the total, $39.5 million related to the impairment of leasehold improvements and store fixtures, and $25.0 million related to the impairment of operating lease right-of-use assets. We also concluded that certain goodwill was impaired resulting in a $1.7 million charge. Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding operating leases.

Additionally, we recorded $6.7 million for corporate and field severance, $4.2 million of charges related to the planned exit of a joint business venture, $1.8 million related to Japan market transition costs, and $1.5 million of China severance and closure costs related to Company-owned stores.

In Fiscal 2018, restructuring charges were $1.6 million, primarily resulting from corporate severance charges.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6% to $179.1 million for Fiscal 2019 from $168.3 million for Fiscal 2018, driven by omni-channel and information technology investments and new and remodeled mainline AE stores. As a percentage of total net revenue, depreciation and amortization expense decreased 10 basis points to 4.1% from 4.2% for Fiscal 2018.

Other Income (Expense), Net

Other income was $11.9 million for Fiscal 2019, compared to other income of $8.0 million for Fiscal 2018. The increase was primarily attributable to increased interest income and foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate decreased to 22.0% for Fiscal 2019 from 24.1% for Fiscal 2018. The lower effective income tax rate this year primarily resulted from favorable federal and state legislative changes including tax reform guidance and a reduction in nondeductible executive compensation, offset by a reduction in excess tax benefits from share-based payments. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates. Refer to Notes 2 and 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Net Income

Net income decreased to $191.3 million for Fiscal 2019 from $261.9 million for Fiscal 2018. The change in net income was attributable to the factors described above. As a percentage of total net revenue, net income was 4.4% and 6.5% for Fiscal 2019 and Fiscal 2018, respectively. Net income per diluted share was $1.12 and included $80.5 million ($0.36 per diluted share) of pre-tax impairment, restructuring, and related charges.

Net income per diluted share for Fiscal 2018 was $1.47 per diluted share and included $1.6 million ($0.01 per diluted share) of pre-tax restructuring charges.

Fair Value Measurements

ASC 820, Fair Value Measurement Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date:

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

Our financial assets (cash and cash equivalents and short-term investments) are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for our financial assets as of February 1, 2020.

	Fair Value Measurements at February 1, 2020
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$126,087	$126,087	—	—
Interest bearing deposits	235,843	235,843	—	—
Total cash and cash equivalents	$361,930	$361,930	—	—
Short-term investments
Certificates of deposits	55,000	55,000	—	—
Total short-term investments	55,000	55,000	—	—
Total	$416,930	$416,930	—	—

Liquidity and Capital Resources

Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Additionally, our uses of cash include the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts. We also make key investments in the customer experience and our associates, including store payroll and higher wages, as well as incremental advertising expenses. Historically, these uses of cash have been funded with cash flow from operations and existing cash on hand. Also, we maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January of 2024. We expect to be able to fund our future cash requirements through current cash holdings as well as cash generated from operations.

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

The following sets forth certain measures of our liquidity:

	February 1,	February 2,
	2020	2019
Working Capital (in 000's)	$296,174	$503,608
Current Ratio	1.39	1.93

Working capital as of February 1, 2020 decreased $207.4 million compared to February 2, 2019. The adoption of ASC 842, Leases, decreased working capital by $246.5 million, due to the addition of $299.2 million of operating lease liabilities (current portion), offset by $52.6 million of current deferred rent balances. Excluding the impact of the adoption of ASC 842, there was a $39.1 million increase in working capital on February 1, 2020 compared to February 2, 2019 primarily driven by a $38.6 million decrease in accrued compensation, a $24.6 million increase in accounts receivable, a $21.9 million increase in inventory, and a $10.6 million decrease in accrued taxes, partially offset by a $45.1 million increase in accounts payable, and a $8.5 million decrease in cash and short-term investments.

Cash Flows from Operating Activities of Operations

Net cash provided by operating activities totaled $415.4 million during Fiscal 2019, compared to $456.6 million during Fiscal 2018. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows from Investing Activities of Operations

Investing activities for Fiscal 2019 included $210.4 million in capital expenditures for property and equipment partially offset by $37.1 million of net short-term investment sales. Investing activities for Fiscal 2018 included $189.0 million in capital expenditures for property and equipment and $93.1 million of net short-term investment purchase, classified as available for sale. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows from Financing Activities of Operations

During Fiscal 2019, cash used for financing activities primarily consisted of $112.4 million of purchases of common stock under publically announced programs, $92.8 million for the payment of dividends, and $8.1 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

During Fiscal 2018, cash used for financing activities primarily consisted of $144.4 million for purchases of common stock under publically announced programs, $97.1 million for the payment of dividends, and $19.7 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Cash returned to shareholders through dividends and share repurchases was $205.2 million and $241.5 million in Fiscal 2019 and Fiscal 2018, respectively.

Capital Expenditures for Property and Equipment

Fiscal 2019 capital expenditures were $210.4 million, compared to $189.0 million in Fiscal 2018. Fiscal 2019 expenditures included $124.8 million related to investments in our stores, including 66 AEO stores (27 AE, 37 Aerie stand-alone, 1 Tailgate, and 1 Todd Snyder), 45 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in e-commerce ($34.2 million), information technology ($31.1 million, our distribution centers ($15.0 million), and other home office projects ($5.3 million).

For Fiscal 2020, we expect capital expenditures to be in the range of $225 million to $275 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

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

As of February 1, 2020, we were in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Facilities as of February 1, 2020 or at any time throughout Fiscal 2019.

Stock Repurchases

During Fiscal 2019, as part of our publicly announced share repurchase program, we repurchased 6.3 million shares for approximately $112.4 million, at a weighted average price of $17.74 per share. During Fiscal 2018, we repurchased 7.3 million shares for approximately $144.4 million shares at a weighted average price of $19.76 per share.

As of February 1, 2020, 5.4 million shares remained available under the share repurchase program authorized by our Board in April 2016 that expires on January 30, 2021. During Fiscal 2019, our board authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchase authorization to 35.4 million shares.

During Fiscal 2019 and Fiscal 2018, we repurchased approximately 0.4 million and 0.9 million shares, respectively, from certain employees at market prices totaling $8.1 million and $19.7 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

A $0.1375 per share dividend was paid for each quarter of Fiscal 2019, resulting in a dividend yield of 3.1% for Fiscal 2019. During Fiscal 2018, a $0.1375 per share dividend was paid for each quarter, resulting in a dividend yield of 2.5% for Fiscal 2018. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. It is anticipated that any future dividends paid will be declared on a quarterly basis.

Obligations and Commitments

Disclosure about Contractual Obligations

The following table summarizes our significant contractual obligations as of February 1, 2020:

	Payments Due by Period
		Less than	1-3	3-5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$1,895,797	$374,819	$609,532	$440,286	$471,160
Unrecognized tax benefits (2)	3,528	281	—	—	3,247
Purchase obligations (3)	696,684	680,409	16,275	—	—
Total contractual obligations	$700,212	$680,690	$16,275	—	$3,247

(1)

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (refer to Note 10 to the Consolidated Financial Statements). Operating lease obligations do not include common area maintenance, insurance, or tax payments for which we are also obligated.

(2)

The amount of unrecognized tax benefits as of February 1, 2020 was $3.5 million, including approximately $0.7 million of accrued interest and penalties. Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We anticipate that $0.3 million of unrecognized tax benefits will be realized within one year. The remaining balance of unrecognized tax benefits of $3.2 million is included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payouts.

(3)

Purchase obligations primarily include binding commitments to purchase merchandise inventory, as well as other legally binding commitments, made in the normal course of business that are enforceable and specify all significant terms.

Disclosure about Commercial Commitments

The following table summarizes our significant commercial commitments as of February 1, 2020:

	Amount of Commitment Expiration Per Period
	Total Amount	Less than	1-3	3-5	More than
(In thousands)	Committed	1 Year	Years	Years	5 Years
Standby letters of credit (1)	$7,899	$7,899	—	—	—
Total commercial commitments	$7,899	$7,899	—	—	—

(1)	Standby letters of credit represent commitments guaranteed by a bank to pay vendors to the extent previously agreed criteria are not met.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 of the Consolidated Financial Statements.

Impact of Inflation

Historically, fluctuations in the price of raw materials used in the manufacture of merchandise we purchase from suppliers have affected our cost of sales. These fluctuations have not had a material impact over the last three fiscal years. Future changes in these costs, in addition to increases in the price of labor, energy and other inputs to the manufacture of our merchandise, could negatively impact our business and the industry in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

We have estimated our market risk exposure using sensitivity analysis. To test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses are summarized below.

Interest Rate Risk

Our earnings from our investments are not materially affected by changes in market interest rates. If our Fiscal 2019 average yield rate decreases by 10% in Fiscal 2020, our income before taxes will decrease by approximately $0.1 million. Comparatively, if our Fiscal 2018 average yield rate had decreased by 10% in Fiscal 2019, our income before taxes would have decreased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $19.0 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive Income in the Consolidated Balance Sheets. An unrealized loss of $33.2 million is included in accumulated other comprehensive income as of February 1, 2020.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in the paragraph under the caption “Recent Accounting Pronouncements” described in Note 2 to the consolidated financial statements, effective February 3, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retail Store Impairment - Leasehold Improvements and Operating Lease Right of Use Assets
Description of the Matter

As more fully described in Notes 2, 4 and 15 to the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (leasehold improvements and right of use assets) at the individual retail store level, which is the lowest level at which cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those stores are less than their carrying amounts. When this is the case, the Company compares the calculated fair value of the respective retail store to its carrying value. If fair value is less than the carrying value, an impairment loss is recorded. Significant assumptions used in the Company’s projected undiscounted cash flow analyses included revenue growth rates and expense reductions. Additionally, significant assumptions utilized in the fair value analyses included the aforementioned assumptions, as well as market participant real estate assumptions and discount rate. On February 3, 2019, the Company recognized a transition adjustment of $44.4 million to beginning retained earnings related to the impairment of newly recognized operating lease right of use assets related to store assets that were impaired prior to the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). Additionally, for the year ended February 1, 2020, the Company recorded an impairment charge of $64.5 million on the assets of 20 retail stores, of which $39.5 million related to the impairment of leasehold improvements and store fixtures, and $25.0 million related to the impairment of operating lease right of use assets.

Auditing the Company’s store impairment analysis was complex and involved a high degree of subjectivity, as it included assessing the assumptions utilized to project the undiscounted cash flows to be generated by retail stores with indicators of impairment, for purposes of determining if such cash flows were less than the carrying amount. Further, auditing this analysis also involved evaluating the assumptions utilized to estimate the fair value of those retail stores to calculate any impairment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes over the identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by retail stores with indicators of impairment, the determination of the fair value of the retail stores and the measurement of any resulting impairment. These controls include, among others, management’s review of the assumptions utilized to develop the projected undiscounted cash flows and the related fair value estimates, and management’s testing of the completeness and accuracy of the underlying data utilized to project future operating results for the retail stores.

Our testing of the Company’s impairment analyses included, among other procedures, inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired retail stores. Additionally, we evaluated the significant assumptions discussed above used to project the undiscounted cash flows and the incremental assumptions discussed above used to estimate fair value. For example, we compared the significant assumptions used by management to historical results, current industry and economic trends, changes in the Company’s business model, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the individual retail stores that would result from changes in the underlying assumptions. We involved our valuation specialists to assist in our evaluation of the fair value estimate specific to evaluating market participant real estate data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 12, 2020

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	February 1,	February 2,
(In thousands, except per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$361,930	$333,330
Short-term investments (available for sale)	55,000	92,135
Merchandise inventory	446,278	424,404
Accounts receivable, net	119,064	93,477
Prepaid expenses and other	65,658	102,907
Total current assets	1,047,930	1,046,253
Property and equipment, at cost, net of accumulated depreciation	735,120	742,149
Operating lease right-of-use assets	1,418,916	-
Intangible assets, net, including goodwill	53,004	58,167
Non-current deferred income taxes	22,724	14,062
Other assets	50,985	42,747
Total assets	$3,328,679	$1,903,378

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,746	$240,671
Current portion of operating lease liabilities	299,161	-
Accrued income and other taxes	9,514	20,064
Accrued compensation and payroll taxes	43,537	82,173
Unredeemed gift cards and gift certificates	56,974	53,997
Other current liabilities and accrued expenses	56,824	145,740
Total current liabilities	751,756	542,645
Non-current liabilities:
Non-current operating lease liabilities	1,301,735	-
Other non-current liabilities	27,335	73,178
Total non-current liabilities	1,329,070	73,178
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 166,993 and 172,436 shares outstanding, respectively	2,496	2,496
Contributed capital	577,856	574,929
Accumulated other comprehensive loss, net of tax	(33,168)	(34,832)
Retained earnings	2,108,292	2,054,654
Treasury stock, 82,573 and 77,130 shares, respectively, at cost	(1,407,623)	(1,309,692)
Total stockholders' equity	1,247,853	1,287,555
Total liabilities and stockholders’ equity	$3,328,679	$1,903,378

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands, except per share amounts)	2020	2019	2018
Total net revenue	$4,308,212	$4,035,720	$3,795,549
Cost of sales, including certain buying, occupancy and warehousing expenses	2,785,911	2,548,082	2,425,044
Gross profit	1,522,301	1,487,638	1,370,505
Selling, general and administrative expenses	1,029,412	980,610	879,685
Impairment and restructuring charges	80,494	1,568	20,611
Depreciation and amortization expense	179,050	168,331	167,421
Operating income	233,345	337,129	302,788
Other income (expense), net	11,933	7,971	(15,615)
Income before income taxes	245,278	345,100	287,173
Provision for income taxes	54,021	83,198	83,010
Net income	$191,257	$261,902	$204,163

Basic net income per common share	$1.13	$1.48	$1.15

Diluted net income per common share	$1.12	$1.47	$1.13

Weighted average common shares outstanding - basic	169,711	176,476	177,938
Weighted average common shares outstanding - diluted	170,867	178,035	180,156

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Net income	$191,257	$261,902	$204,163
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	1,664	(4,037)	5,667
Other comprehensive gain (loss)	1,664	(4,037)	5,667
Comprehensive income	$192,921	$257,865	$209,830

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at January 28, 2017	181,886	$2,496	$603,890	$1,775,775	$(1,141,130)	$(36,462)	$1,204,569
Stock awards	—	—	17,202	—	—	—	17,202
Repurchase of common stock as part of publicly announced programs	(6,000)	—	—	—	(87,672)	—	(87,672)
Repurchase of common stock from employees	(871)	—	—	—	(12,513)	—	(12,513)
Reissuance of treasury stock	2,301	—	(29,632)	(5,488)	39,043	—	3,923
Net income	—	—	—	204,163	—	—	204,163
Other comprehensive loss	—	—	—	—	—	5,667	5,667
Cash dividends and dividend equivalents ($0.50 per share)	—	—	2,310	(90,858)	—	—	(88,548)
Balance at February 3, 2018	177,316	$2,496	$593,770	$1,883,592	$(1,202,272)	$(30,795)	$1,246,791
Stock awards	—	—	27,057	—	—	—	27,057
Repurchase of common stock as part of publicly announced programs	(7,300)	—	—	—	(144,405)	—	(144,405)
Repurchase of common stock from employees	(943)	—	—	—	(19,668)	—	(19,668)
Reissuance of treasury stock	3,363	—	(48,022)	8,407	56,653	—	17,038
Net income	—	—	—	261,902	—	—	261,902
Other comprehensive loss	—	—	—	—	—	(4,037)	(4,037)
Cash dividends and dividend equivalents ($0.55 per share)	—	—	2,124	(99,247)	—	—	(97,123)
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	22,742	—	—	—	22,742
Repurchase of common stock as part of publicly announced programs	(6,336)	—	—	—	(112,381)	—	(112,381)
Repurchase of common stock from employees	(431)	—	—	—	(8,087)	—	(8,087)
Adoption of ASC 842, net of tax	—	—	—	(44,435)	—	—	(44,435)
Reissuance of treasury stock	1,324	—	(22,175)	1,959	22,537	—	2,321
Net income	—	—	—	191,257	—	—	191,257
Other comprehensive loss	—	—	—	—	—	1,664	1,664
Cash dividends and dividend equivalents ($0.55 per share)	—	—	2,360	(95,143)	—	—	(92,783)
Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853

(1)

600,000 authorized, 249,566 issued and 166,993 outstanding, $0.01 par value common stock at February 1, 2020; 600,000 authorized, 249,566 issued and 172,436 outstanding, $0.01 par value common stock at February 2, 2019; 600,000 authorized, 249,566 issued and 177,316 outstanding, $0.01 par value common stock at February 3, 2018; 600,000 authorized, 249,566 issued and 181,886 outstanding, $0.01 par value common stock at January 28, 2017. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock for all periods presented.

(2)

82,573 shares, 77,130 shares and 72,250 shares at February 1, 2020, February 2, 2019 and February 3, 2018 respectively. During Fiscal 2019, Fiscal 2018, and Fiscal 2017, 1,324 shares, 3,363 shares, and 2,301 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Operating activities:
Net income	$191,257	$261,902	$204,163
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	181,379	170,504	169,473
Share-based compensation	23,038	27,506	16,890
Deferred income taxes	6,541	(4,391)	44,312
Loss on impairment of assets	66,252	546	—
Changes in assets and liabilities:
Merchandise inventory	(21,615)	(28,496)	(35,912)
Operating lease assets	261,303	—	—
Operating lease liabilities	(271,519)	—	—
Other assets	(32,845)	(22,206)	13,755
Accounts payable	44,949	4,329	(16,663)
Accrued compensation and payroll taxes	(38,603)	28,043	1,289
Accrued and other liabilities	5,279	18,908	(2,881)
Net cash provided by operating activities	415,416	456,645	394,426
Investing activities:
Capital expenditures for property and equipment	(210,360)	(189,021)	(169,469)
Purchase of available-for-sale investments	(85,000)	(202,912)	—
Sale of available-for-sale investments	122,135	109,776	—
Other investing activities	(1,669)	(672)	(2,681)
Net cash used for investing activities	(174,894)	(282,829)	(172,150)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(112,381)	(144,405)	(87,682)
Repurchase of common stock from employees	(8,087)	(19,668)	(12,513)
Net proceeds from stock options exercised	2,119	15,495	3,355
Cash dividends paid	(92,783)	(97,123)	(88,548)
Other financing activities	(94)	(6,802)	(3,384)
Net cash used for financing activities	(211,226)	(252,503)	(188,772)
Effect of exchange rates on cash	(696)	(1,596)	1,496
Net change in cash and cash equivalents	28,600	(80,283)	35,000
Cash and cash equivalents - beginning of period	$333,330	$413,613	$378,613
Cash and cash equivalents - end of period	361,930	333,330	413,613

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended February 1, 2020

1.  Business Operations

American Eagle Outfitters, Inc. (the “Company,” “we” and “our”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online at www.ae.com and www.aerie.com, www.toddsnyder.com and more than 200 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 81 countries worldwide.

Merchandise Mix

The following table sets forth the approximate consolidated percentage of total net revenue from operations attributable to each merchandise group for each of the periods indicated:

	For the Years Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Men’s apparel and accessories	29%	32%	34%
Women’s apparel and accessories (excluding Aerie)	52%	52%	53%
Aerie	19%	16%	13%
Total	100%	100%	100%

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At February 1, 2020, the Company operated in one reportable segment.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2020” refers to the 52-week period that will end on January 30, 2021. “Fiscal 2019” refers to the 52-week period ended February 1, 2020. “Fiscal 2018” refers to the 52-week period ended February 2, 2019. “Fiscal 2017” refers to the 53-week period ended February 3, 2018.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), by issuing Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”). ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

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

Upon adoption, the Company:

•

Recognized operating lease liabilities and operating lease ROU assets of $1.6 billion, for the present value of the remaining minimum rental payments on existing operating leases (including consideration related to non-lease components due to the related practical expedient).

•

Recognized a transition adjustment of $44.4 million (net of tax effects of $15.0 million) to beginning retained earnings related to the impairment of newly recognized operating lease ROU assets related to store assets that were impaired prior to the date of adoption.

•

Reclassified $82.9 million of straight-line deferred rent, $55.0 million of deferred lease credits, and $40.4 million of prepaid rent to the operating lease ROU asset. Combined with the impairment discussed above, these reclassifications reduced the net operating lease ROU asset to $1.4 billion. Corresponding amounts were not reclassified in prior periods as those prior periods are presented under ASC 840, Leases.

Refer to Note 10 to the Consolidated Financial Statements for information regarding leases.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the accounting for goodwill impairments by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit for the determination of the fair value of the goodwill and any impairment charge to be recognized. The Company adopted ASU 2017-04 on February 3, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU in Fiscal 2020 and does not expect a material impact from the adoption of this guidance to its Consolidated Financial Statements.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into United States dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income (refer to Note 11 to the Consolidated Financial Statements).

Cash, Cash Equivalents, and Short-term Investments

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-term investments classified as available-for-sale included certificates of deposit as of February 1, 2020, and they included certificates of deposit and commercial paper with a maturity of greater than three months, but less than one year as of February 2, 2019.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash, cash equivalents, and short-term investments.

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

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment	Five years
Information technology	Three - five years

As of February 1, 2020, the weighted average remaining useful life of our assets was approximately 7.5 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease ROU assets associated with retail stores, which have been open for a period sufficient to reach maturity. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under impairment and restructuring charges.

During Fiscal 2019, the Company recorded asset impairment charges of $64.5 million on the assets of 20 retail stores. Of the total, $39.5 million related to the impairment of leasehold improvements and store fixtures, and $25.0 million related to the impairment of operating lease ROU assets. The impairments were recorded as a result of store performance up to and including the holiday selling season and a significant portfolio review in the fourth quarter of Fiscal 2019 that considered current and future performance projections and strategic real estate initiatives. The Company determined that these stores would not be able to generate sufficient cash flows over the expected remaining lease term to recover the carrying value of the respective stores’ assets.

During Fiscal 2018, the Company recorded no significant asset impairment charges.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 15 for additional information regarding impairment charges.

Intangible Assets, including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business, and Tailgate and Todd Snyder brands. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 1, 2020. As a result, the Company concluded that certain goodwill was impaired resulting in a $1.7 million charge included within impairment and restructuring charges in the Consolidated Statements of Operations. There were no goodwill impairment charges recorded during Fiscal 2018.

Definite-lived intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded for all periods presented.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding intangible assets, including goodwill.

Gift Cards

Revenue is not recorded on the issuance of gift cards. The value of a gift card is recorded as a current liability upon issuance and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue.

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $9.5 million, $8.9 million, and $10.1 million during Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively, of revenue related to gift card breakage.

Construction allowances

As part of certain lease agreements for retail stores, the Company receives construction allowances from lessors, which are generally comprised of cash amounts. The Company records a receivable and an adjustment to the operating lease ROU asset at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as part of the single lease cost over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the lessor.

Self-Insurance Liability

The Company uses a combination of insurance and self-insurance mechanisms for certain losses related to employee medical benefits and worker’s compensation. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped by stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Co-branded Credit Card

The Company offers a co-branded credit card (the “AEO Visa Card”) and a private label credit card (the “AEO Credit Card”) under the AE and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (the “Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding as we fulfill our performance obligations under the Agreement. This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations. The adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) did not have an impact of the Company’s accounting for the co-branded credit card.

For further information on the Company’s loyalty program, refer to the Customer Loyalty Program caption below.

Customer Loyalty Program

In 2017, the Company launched a highly digitized loyalty program called AEO Connected™ (the “Program”). This Program integrates the credit card rewards program and the AEREWARDS® loyalty program into one combined customer offering. Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 45 days from the issuance date of the reward. Rewards not redeemed during the 45-day redemption period are forfeited. Additional rewards are also given for key items such as jeans and bras.

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASC 606. The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606. As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of the adjustments are recorded in revenue.

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

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Beginning balance	$4,620	$4,717	$3,639
Returns	(121,513)	(113,805)	(103,393)
Provisions	122,718	113,708	104,471
Ending balance	$5,825	$4,620	$4,717

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

The Company evaluates its income tax positions in accordance with ASC 740, which prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, a comprehensive revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 on February 4, 2018. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The Company recorded a net increase to opening retained earnings of $0.2 million as of February 4, 2018 due to the cumulative impact of adoption. The impact was the result of accounting for customer loyalty programs using a relative stand-alone selling price method vs. incremental cost method. The Company defers a portion of the sales revenue attributed to the loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to the Customer Loyalty Program caption above for additional information.

Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue on the Company’s Consolidated Statements of Operations. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives, and related benefits associated with our stores and corporate headquarters. Selling, general, and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel, and entertainment, leasing costs and services purchased. Selling, general, and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales. Additionally, selling, general, and administrative expenses do not include rent and utilities related to our stores, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations.

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs, and other promotional costs are expensed when the marketing campaign commences. As of February 1, 2020 and February 2, 2019, the Company had prepaid advertising expense of $14.5 million and $12.6 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $151.5 million, $143.2 million, and $129.8 million in advertising expense during Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies, and payroll expenses. These costs are expensed as incurred.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains (losses), interest income (expense), and realized investment gains (losses).

Legal Proceedings and Claims

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies (“ASC 450”), the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position, results of operations or cash flows of the Company. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Cash paid during the periods for:
Income taxes	$69,689	$81,248	$47,094
Interest	$828	$1,207	$1,098

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

The following tables present summarized geographical information:

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Total net revenue:
United States	$3,710,270	$3,511,265	$3,295,066
Foreign (1)	597,942	524,455	500,483
Total net revenue	$4,308,212	$4,035,720	$3,795,549

(1)

Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	February 1,	February 2,
(In thousands)	2020	2019
Long-lived assets, net:
United States	$2,032,280	$728,196
Foreign	174,760	72,120
Total long-lived assets, net	$2,207,040	$800,316

As of February 1, 2020, the United States and foreign balances contain $1.3 billion and $0.1 billion of operating lease ROU assets, respectively, related to the adoption of ASC 842. Please refer to the Recent Accounting Pronouncements section of this footnote for information regarding the adoption of ASC 842.

3.  Cash, Cash Equivalents, and Short-term Investments

The following table summarizes the fair market value of our cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	February 1, 2020	February 2, 2019
Cash and cash equivalents:
Cash	$126,087	$108,216
Interest bearing deposits	235,843	165,274
Commercial paper	—	59,840
Total cash and cash equivalents	$361,930	$333,330
Short-term investments:
Certificates of deposits	55,000	70,000
Commercial paper	—	22,135
Total short-term investments	55,000	92,135
Total cash and short-term investments	$416,930	$425,465

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

The Company had no other financial instruments that required fair value measurement for any of the periods presented.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. During Fiscal 2019, the Company concluded that certain goodwill was impaired resulting in a $1.7 million charge included within impairment and restructuring charges in the Consolidated Statements of Operations. The measurement of the goodwill impairment included Level 3 measurements.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2019, the Company recorded asset impairment charges of $64.5 million on the assets of 20 retail stores. Of the total, $39.5 million related to the impairment of leasehold improvements and store fixtures and $25.0 million related to the impairment of operating lease ROU assets. The assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations. The fair value of the impaired assets on these stores, after the recorded loss, is approximately $145.2 million including $3.9 million of leasehold improvements and store fixtures and $141.3 million of operating lease ROU assets.

The fair value of the Company’s stores was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands, except per share amounts)	2020	2019	2018
Weighted average common shares outstanding:
Basic number of common shares outstanding	169,711	176,476	177,938
Dilutive effect of stock options and non-vested restricted stock	1,156	1,559	2,218
Diluted number of common shares outstanding	170,867	178,035	180,156

Potentially issuable common shares excluded due to anti-dilutive effect	700	393	3,082

Dilutive and anti-dilutive shares relate to share-based compensation.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding share-based compensation.

6.  Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	February 1,	February 2,
(In thousands)	2020	2019
Franchise and license receivable	$36,060	$31,474
Merchandise sell-offs and vendor receivables	24,474	12,943
Credit card program receivable	30,578	21,129
Tax refunds	4,868	7,483
Landlord construction allowances	12,038	9,001
Gift card receivable	1,794	3,514
Other items	9,252	7,933
Total	$119,064	$93,477

7.  Property and Equipment, net

Property and equipment, net consists of the following:

	February 1,	February 2,
(In thousands)	2020	2019
Land	$17,910	$17,910
Buildings	211,814	209,487
Leasehold improvements	721,514	698,029
Fixtures and equipment	1,316,198	1,221,203
Construction in progress	46,992	34,221
Property and equipment, at cost	$2,314,428	$2,180,850
Less: Accumulated depreciation	(1,579,308)	(1,438,701)
Property and equipment, net	$735,120	$742,149

Depreciation expense is as follows:

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Depreciation expense	$178,038	$164,265	$158,969

Additionally, during Fiscal 2019, Fiscal 2018, and Fiscal 2017, the Company recorded $4.3 million, $2.0 million and $6.0 million, respectively, related to asset write-offs within depreciation and amortization expense.

8.  Intangible Assets, net, including Goodwill

Intangible assets, net, including goodwill, consists of the following:

	February 1,	February 2,
(In thousands)	2020	2019
Goodwill, gross	$17,353	$17,383
Accumulated impairment (1)	(4,196)	(2,484)
Goodwill, net	$13,157	$14,899

Trademarks, at cost	71,685	70,994
Accumulated amortization	(31,838)	(27,726)
Trademarks, net	$39,847	$43,268

Intangibles, net, including goodwill	$53,004	$58,167

(1)	Accumulated impairment includes $2.5 million recorded in Fiscal 2016 and $1.7 million recorded in Fiscal 2019

Amortization expense is as follows:

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Amortization expense	$4,184	$4,225	$4,551

The table below summarizes the estimated future amortization expense for intangible assets existing as of February 1, 2020 for the next five Fiscal Years:

Future
(In thousands)	Amortization
2020	$3,493
2021	$3,166
2022	$3,164
2023	$3,110
2024	$2,902

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

As of February 1, 2020, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of February 1, 2020 or at any time throughout Fiscal 2019.

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

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. When measuring operating lease ROU assets and operating lease liabilities after the date of adoption of ASC 842 (February 3, 2019), the Company only includes cash flows related to options to extend or terminate leases once those options are executed.

Some leases have variable payments. However, because they are not based on an index or rate, they are not included in the measurement of operating lease ROU assets and operating lease liabilities.

When determining the present value of future payments for an operating lease that does not have a readily determinable implicit rate, the Company uses its incremental borrowing rate as of the date of initial possession of the leased asset.

For leases that qualify for the short-term lease exemption, the Company does not record an operating lease liability or operating lease ROU asset. Short-term lease payments are recognized on a straight-line basis over the lease term of 12 months or less.

The following table summarizes expense categories and cash payments for operating leases during the period. It also includes the total non-cash transaction activity for new operating lease ROU assets and related operating lease liabilities entered into during the period.

For the Year Ended
February 1, 2020
(In thousands)
Lease costs
Operating lease costs	$349,429
Variable lease costs	102,797
Short-term leases and other lease costs	37,293
Total lease costs	$489,519

Other information
Cash paid for operating lease liability	$(328,925)
New operating lease ROU asset entered into during the period	$277,562

The following table contains the average remaining lease term and discount rate, weighted by outstanding operating lease liability as of the end of the period:

Lease term and discount rate	February 1, 2020
Weighted-average remaining lease term - operating leases	6.2 years
Weighted-average discount rate - operating leases	5.1%

The table below is a maturity analysis of the operating leases in effect as of the end of the period. Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
February 1, 2020
(In thousands)
Fiscal years:
2020	$374,819
2021	331,578
2022	277,954
2023	255,695
2024	184,591
Thereafter	471,160
Total undiscounted cash flows	$1,895,797
Less: discount on lease liability	(294,901)
Total lease liability	$1,600,896

The Company adopted ASC 842 as of February 3, 2019 through the modified retrospective method. Prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting treatment. In accordance with the transition guidance within ASC 842, the following table provides the disclosures related to Fiscal Years 2018 and 2017 as required under ASC 840, Leases. Refer to Note 2 for further information about the Company’s adoption of ASC 842.

	For the Years Ended
	February 2,	February 3,
(In thousands)	2019	2018
Store rent:
Fixed minimum	$303,123	$298,458
Contingent	13,883	9,566
Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$317,006	$308,025
Offices, distribution facilities, equipment and other	18,636	26,960
Total rent expense	$335,642	$334,985

11.  Other Comprehensive Income

The accumulated balances of other comprehensive income included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	Benefit	Comprehensive
(In thousands)	Amount	(Expense)	Income
Balance at January 28, 2017	$(38,745)	2,283	$(36,462)
Foreign currency translation gain (1)	3,564	—	3,564
Gain on long-term intra-entity foreign currency transactions	3,436	(1,333)	2,103
Balance at February 3, 2018	$(31,745)	950	$(30,795)
Foreign currency translation loss (1)	(834)	—	(834)
Loss on long-term intra-entity foreign currency transactions	(3,225)	22	(3,203)
Balance at February 2, 2019	$(35,804)	972	$(34,832)
Foreign currency translation gain (1)	2,094	—	2,094
Loss on long-term intra-entity foreign currency transactions	(577)	147	(430)
Balance at February 1, 2020	$(34,287)	$1,119	$(33,168)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in a subsidiary.

12.  Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $23.0 million ($17.9 million, net of tax), $27.5 million ($20.9 million, net of tax) and $16.9 million ($12.0 million, net of tax), respectively.

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

At February 1, 2020, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2017 Stock Award and Incentive Plan (“2017 Plan”)

The 2017 Plan was approved by the stockholders on May 23, 2017. The 2017 Plan authorized 11.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2017 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m) (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2017 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2017 Plan. The 2017 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $750,000 in any single fiscal year. Through February 1, 2020, approximately 2.6 million shares of restricted stock and approximately 6.0 million shares of common stock had been granted under the 2017 Plan to employees and directors. Approximately 60% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 40% of the restricted stock awards are time-based and 97% vest ratably over three years and 3% vest over a period of one to two years.

2014 Stock Award and Incentive Plan (“2014 Plan”)

The 2014 Plan was approved by the stockholders on May 29, 2014. The 2014 Plan authorized 11.5 million shares for issuance, in the form of options, SARS, restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2014 Plan provides that the maximum number of shares awarded to any individual may not exceed 4.0 million shares per year for options and SARS and no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2014 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2014 Plan. The 2014 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $300,000 in any single calendar year ($500,000 in the first year a person becomes a non-employee director). Through February 3, 2018, approximately 6.3 million shares of restricted stock and approximately 2.6 million shares of common stock had been granted under the 2014 Plan to employees and directors. Approximately 60% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 40% of the restricted stock awards are time-based and 89% vest ratably over three years, 5% vest ratably over two years and 6% cliff vest in three years. After May 23, 2017, no new awards may be granted under the 2014 Plan and all outstanding awards at that time continued in force and operation in accordance with their respective terms.

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

A summary of the Company’s stock option activity under the 2014 and 2017 Plans for Fiscal 2019 follows:

	For the Year Ended February 1, 2020
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value (2)
	(In thousands)		(In years)	(In thousands)
Outstanding - February 2, 2019	1,912	$16.75
Granted	807	$21.26
Exercised (1)	(124)	$16.06
Cancelled	(11)	$19.89
Outstanding - February 1, 2020	2,584	$18.18	4.9	$—
Vested and expected to vest - February 1, 2020	1,971	$17.78	4.7	$—
Exercisable - February 1, 2020	997	$16.10	4.0	$—

(1)	Options exercised during Fiscal 2019 ranged in price from $14.59 to $23.53.
(2)	The Company’s stock price was below the exercise price for all outstanding awards as of February 1, 2020.

The weighted-average grant date fair value of stock options granted during Fiscal 2019 and Fiscal 2018 was $5.98 and $5.71, respectively. The aggregate intrinsic value of options exercised during Fiscal 2019, Fiscal 2018, and Fiscal 2017 was $0.8 million, $7.4 million and $0.2 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $2.1 million and $1.2 million, respectively, for Fiscal 2019. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $15.5 million and $3.1 million, respectively, for Fiscal 2018. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.4 million and $3.3 million, respectively, for Fiscal 2017.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended
	February 1,	February 2,
Black-Scholes Option Valuation Assumptions	2020	2019
Risk-free interest rates (1)	2.2%	2.6%
Dividend yield	2.4%	2.5%
Volatility factors of the expected market price of the Company's common stock (2)	38.2%	39.5%
Weighted-average expected term (3)	4.4 years	4.5 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on the historical volatility of the Company’s common stock.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

As of February 1, 2020, there was $5.2 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance- Based Restricted Stock Units
	For the year ended		For the year ended
	February 1, 2020		February 1, 2020
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 2, 2019	1,999	$18.00	1,900	$17.44
Granted	1,261	17.55	829	18.81
Vested	(937)	16.12	(245)	15.99
Cancelled/Forfeited	(127)	20.32	(346)	16.00
Non-vested - February 1, 2020	2,196	18.56	2,138	18.37

As of February 1, 2020, there was $23.2 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 2.0 years. Based on current probable performance, there is $2.6 million of unrecognized compensation expense related to performance-based restricted stock unit awards expected to be recognized as achievement of performance goals is probable over a one to three-year period.

As of February 1, 2020, the Company had 3.7 million shares available for all equity grants.

13.  Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20½ years of age. In addition, full-time employees need to have completed 60 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to Internal Revenue Service (“IRS) limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $11.5 million, $12.1 million and $10.6 million in expense during Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively, in connection with the Retirement Plan.

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

14.  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code including reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, and implementing a one-time transition tax on undistributed earnings of foreign subsidiaries. During the fourth quarter of Fiscal 2018, the Company completed its accounting for the tax effects of the Tax Act with no material net changes to the provisional amounts recorded for the one-time transition tax and the re-measurement of deferred tax assets and liabilities.

Additionally, the Tax Act included a provision designed to currently tax global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders starting in 2018. The Company has elected, as permitted in FASB Staff Q&A - Topic 740 - No. 5, to treat any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred. The Company therefore will not record deferred taxes associated with the GILTI provision of the Tax Act. The Company has no changes to this election for Fiscal 2019.

The components of income before income taxes from continuing operations were:

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
U.S.	$229,906	$308,424	$255,621
Foreign	15,372	36,676	31,552
Total	$245,278	$345,100	$287,173

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	February 1,	February 2,
(in thousands)	2020	2019
Deferred tax assets:
Operating lease ROU assets	$406,473	$—
Inventories	9,908	9,276
Deferred compensation	9,005	8,874
Accruals not currently deductible	7,332	7,675
State tax credits	7,092	7,216
Net operating loss	5,983	8,757
Employee compensation and benefits	3,176	12,476
Foreign tax credits	1,056	564
Rent (under ASC 840)	—	21,649
Other	5,580	5,000
Gross deferred tax assets	455,605	81,487
Valuation allowance	(5,861)	(6,992)
Total deferred tax assets	$449,744	$74,495

Deferred tax liabilities:
Operating lease liabilities	$(370,617)	$—
Property and equipment	(50,288)	(53,774)
Prepaid expenses	(2,996)	(4,128)
Other	(3,119)	(2,531)
Total deferred tax liabilities	$(427,020)	$(60,433)

Total deferred tax assets, net	$22,724	$14,062

The net increase in deferred tax assets and liabilities was primarily due to increases resulting from the implementation of ASC 842, Leases, partially offset by a decrease in the deferred tax liability for property and equipment basis differences. Refer to Note 2 for further information about the Company’s adoption of ASC 842.

As of February 1, 2020, the Company had deferred tax assets related to state and foreign net operating loss carryovers of $2.3 million and $3.7 million, respectively that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers began expiring in the year 2019 and some have an indefinite carryforward period. Management believes it is more likely than not that the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $3.5 million and $5.2 million have been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers as of February 1, 2020 and February 2, 2019 respectively. We also provided for valuation allowances of approximately $0.7 million and $0.7 million related to other foreign deferred tax assets as of February 1, 2020 and February 2, 2019, respectively.

The Company had foreign tax credit carryovers in the amount of $1.1 million and $0.6 million as of February 1, 2020 and February 2, 2019, respectively. The foreign tax credit carryovers begin to expire in Fiscal 2028 to the extent not utilized. Management believes it is more likely than not that this category of foreign tax credit carryover will not reduce future years’ tax liabilities. As such, valuation allowances of $1.1 million and $0.6 million have been recorded on the deferred tax assets related to the foreign tax credit carryovers as of February 1, 2020 and February 2, 2019, respectively.

The Company had state income tax credit carryforwards of $7.1 million (net of federal tax) and $7.2 million (net of federal tax) as of February 1, 2020 and February 2, 2019, respectively. These income tax credits can be utilized to offset future state income taxes, with the majority having a carryforward period of 16 years. They will begin to expire in Fiscal 2024. Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $0.5 million and $0.5 million have been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers as of February 1, 2020 and February 2, 2019, respectively.

Significant components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Current:
Federal	$25,745	$60,453	$31,763
Foreign taxes	8,137	7,343	3,404
State	13,598	19,815	9,600
Total current	47,480	87,611	44,767
Deferred:
Federal	$12,289	$(148)	$36,345
Foreign taxes	(1,213)	(2,367)	(1,130)
State	(4,535)	(1,898)	3,028
Total deferred	6,541	(4,413)	38,243
Provision for income taxes	$54,021	$83,198	$83,010

As of February 1, 2020, the undistributed earnings of the Company’s foreign subsidiaries were approximately $67.3 million (USD). Earnings of $24.9 million were previously subject to tax due to the one-time transition tax on undistributed foreign earnings required by the Tax Act. The Company intends to permanently reinvest a portion of its earnings outside of the United States for the foreseeable future. On the remaining earnings, the Company has not recognized deferred tax expense because we expect any potential distribution to be made out of previously taxed earnings, or qualify for the 100 percent dividends received deduction provided for in the Tax Act, along with little to no foreign withholding taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
(In thousands)	February 1, 2020	February 2, 2019	February 3, 2018
Unrecognized tax benefits, beginning of the year balance	$6,534	$7,286	$7,093
Increases in current period tax positions	422	565	1,913
Increases in tax positions of prior periods	151	2,279	624
Settlements	(2,223)	(1,397)	(744)
Lapse of statute of limitations	(720)	(545)	(517)
Decreases in tax positions of prior periods	(1,383)	(1,654)	(1,083)
Unrecognized tax benefits, end of the year balance	$2,781	$6,534	$7,286

As of February 1, 2020, the gross amount of unrecognized tax benefits was $2.8 million, of which $2.3 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of February 2, 2019 was $6.5 million, of which $6.0 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits decreased by $3.8 million during Fiscal 2019, decreased by $0.8 million during Fiscal 2018, and increased by $0.2 million during Fiscal 2017. Over the next twelve months, the Company believes it is reasonably possible that the unrecognized tax benefits could decrease by as much as $0.7 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $0.7 million and $0.9 million as of February 1, 2020 and February 2, 2019, respectively. An immaterial amount of interest and penalties was recognized in the provision for income taxes during Fiscal 2019, Fiscal 2018, and Fiscal 2017.

The Company and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The Company voluntarily participates in the IRS Compliance Assurance Program (“CAP”) which allows the Company to work collaboratively with the IRS to audit the Company’s tax filings on a real-time basis so that many tax matters are resolved prior to the filing of the federal tax return. The IRS has completed examinations under CAP through February 2, 2019, for which the majority of the issues have been resolved. The Company does not anticipate that any adjustments will result in a material change to its consolidated financial position, results of operations or cash flows. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before Fiscal 2013 (ended February 1, 2014). Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate from continuing operations follows:

	For the Years Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	33.7%
State income taxes, net of federal income tax effect	3.6	3.8	2.9
Foreign rate differential	(0.6)	(0.7)	(1.9)
Impact of Tax Act	(2.1)	(0.6)	(3.0)
Valuation allowance changes, net	0.3	0.4	(0.2)
Change in unrecognized tax benefits	0.1	(0.2)	0.3
Other	(0.3)	0.4	(2.9)
	22.0%	24.1%	28.9%

15.  Impairment and Restructuring Charges

The following table represents impairment and restructuring charges. All amounts were recorded within impairment and restructuring charges on the Consolidated Statements of Operations, unless otherwise noted.

	For the years ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Asset impairment charges (1)	$66,252	$—	$—
Severance and related employee costs	6,691	1,568	10,660
Joint business venture exit charges (2)	4,194	—	7,964
Japan market transition costs	1,814	—	—
China restructuring (3)	1,543	—	—
Lease termination and store closure costs	—	—	9,951
Inventory charges (4)	—	—	1,669
Total impairment and restructuring charges	$80,494	$1,568	$30,244

(1)

Fiscal 2019 asset impairment charges of $64.5 million on the assets of 20 retail stores. Of the total, $39.5 million related to the impairment of leasehold improvements and store fixtures, and $25.0 million related to the impairment of operating lease ROU assets. The Company also concluded that certain goodwill was impaired resulting in a $1.7 million charge in Fiscal 2019.

(2)	Fiscal 2017 joint business venture exit charges were recorded within other (expense) income, net on the Consolidated Statements of Operations
(3)

Pre-tax corporate restructuring charges of $1.5 million, primarily consisting of severance and closure costs for our company-owned and operated stores in China recorded in the first quarter of Fiscal 2019

(4)	Fiscal 2017 inventory charges were recorded within cost of sales, including certain buying, occupancy, and warehousing expenses on the Consolidated Statements of Operations

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

February 1,
(In thousands)	2020
Accrued liability as of February 2, 2019	$6,629
Add: Costs incurred, excluding non-cash charges	10,686
Less: Cash payments and adjustments	(13,128)
Accrued liability as of February 1, 2020	$4,187

The accrued liability as of February 2, 2019 relates to previous restructuring activities disclosed in the Company’s Fiscal 2018 Form 10-K, which remained unpaid at the beginning of Fiscal 2019.

16.  Quarterly Financial Information — Unaudited

The sum of the quarterly earnings per share amounts may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2019 Quarters Ended
	May 4,	August 3,	November 2,	February 1,
(In thousands, except per share amounts)	2019	2019	2019	2020
Total net revenue	$886,290	$1,040,879	$1,066,412	$1,314,631
Gross profit	$324,921	$382,571	$407,062	$407,747
Net income	$40,752	$64,981	$80,761	$4,764

Basic per common share amounts:
Basic net income per common share	$0.24	$0.38	$0.48	$0.03

Diluted per common share amounts:
Diluted net income per common share	$0.23	$0.38	$0.48	$0.03

	Fiscal 2018 Quarters Ended
	May 5,	August 4,	November 3,	February 2,
(In thousands, except per share amounts)	2018	2018	2018	2019
Total net revenue	$822,961	$964,853	$1,003,707	$1,244,199
Gross profit	$304,443	$353,101	$399,487	$430,607
Net income	$39,929	$60,333	$85,472	$76,168

Basic per common share amounts:
Basic net income per common share	$0.23	$0.34	$0.48	$0.44

Diluted per common share amounts:
Diluted net income per common share	$0.22	$0.34	$0.48	$0.43

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of February 1, 2020, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and our report dated March 12, 2020 expressed an unqualified opinion thereon.

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

March 12, 2020

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after February 1, 2020, is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

The information required by Item 405 of Regulation S-K is contained under the caption “Delinquent Section 16(a) Reports” of the Proxy Statement and is incorporated herein by reference.

The Company’s Code of Ethics is publicly available on the Investor Relations page of the Company’s Internet website at www.aeo-inc.com under the section “Corporate Governance Overview.” The remaining information required by Item 406 of Regulation S-K is contained under the caption “Corporate Governance” of the Proxy Statement and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption “Compensation Tables and Related Information: Equity Compensation Plan Information” in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Part II Item 8:

Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019

Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

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

4.2*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

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

10.12^

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

10.14^	Form of Notice of Grant of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed June 1, 2018 (SEC File No. 001-33338))

10.15^

Notice of Long Term Incentive Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 12, 2018 (SEC File No. 001-33338))

10.16^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 12, 2018 (SEC File No. 001-33338))

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Robert L. Madore pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted as Inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of February 1, 202 and February 2, 2019, (ii) Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, and (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in Inline XBRL and contained in Exhibit 101

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC
^	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(b) Exhibits

The exhibits to this report have been filed herewith.

(c) Financial Statement Schedules

None.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE OUTFITTERS, INC.

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer

Dated March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2020.

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