Form 10-Q
period 2020-05-02
AMERICAN EAGLE OUTFITTERS INC
filed 2020-06-04
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 165,500,429 Common Shares were outstanding at June 1, 2020.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•	the planned opening of approximately 20 Aerie stores during Fiscal 2020;
•	the potential closures of American Eagle and Aerie stores, primarily in North America, during Fiscal 2020;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•	the payment of a dividend in future periods;
•	the possibility that future access to the debt markets may not be available and at terms or interest rates that are attractive;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, future dividends, and working capital requirements;
•

the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China and other countries), currency exchange rate fluctuations, increasing prices for raw materials, supply chain issues, political instability or other reasons;

•

the possibility of further changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; and

•	the possibility that we may be required to take additional impairment and restructuring charges.

Our forward-looking statements surrounding the COVID-19 pandemic include, but are not limited to:

•	the ongoing impact of the novel strain of coronavirus (COVID-19) on global economic conditions, our customers’ discretionary income and freedom of movement;
•	the current unknown duration of the COVID-19 pandemic;
•

the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic, including regulations which could adversely affect our business or cause us to cease our digital business if we are required to close our distribution and fulfillment centers or are otherwise unable acquire or deliver merchandise, or to close our recently reopened retail stores;

•	the deterioration in the economic conditions in the United States, which potentially could have an impact on discretionary consumer spending;
•	the ability of our distribution centers to maintain adequate staffing to meet increased customer demand;
•	the possibility of temporary furloughs of store, field, and corporate associates surrounded by store closures;
•	the reduction to operating expenses, which include delayed merit increases for associates, hiring freezes, and other cost-saving initiatives;
•	the reduction or deferral of inventory receipts to align with lower demand due to store closures; and
•	the planned reduction to capital expenditures across stores, information technology and other projects to a range of $100 million to $125 million for Fiscal 2020.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk associated with our inability to anticipate and respond to changing consumer preferences;
•	the risk associated with pricing pressure from existing and new competitors;
•	the risk of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences;
•	the risk that seasonality could cause sales to fluctuate and negatively impact our results of operations;
•	the risk that the COVID-19 global pandemic could have a material adverse effect on our business and results of operations, the nature and extent of which are highly uncertain and unpredictable;
•

the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent COVID-19 coronavirus outbreak), political crises, negative global climate patterns, or other catastrophic events;

•	the risk that impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability;
•

the risk that our inability to grow our digital channels and leverage omni-channel capabilities could impact our business, particularly if our stores are closed or our customers have restricted freedom of movement;

•	the risk that failure to define, launch and communicate a brand relevant customer experience could have a negative impact;
•	the risk that our efforts to execute on our key business priorities could have a negative impact;
•	the risk that our efforts to expand internationally expose us to risks inherent in operating in new countries;
•	the risk that failure to protect our reputation could have a material adverse effect;
•	the risk that we are unable to implement and sustain adequate information technology systems;
•	the risk that our inability to safeguard against security breaches with respect to our information technology systems could damage our reputation and adversely impact our profitability;
•	the risk that we may be exposed to costs associated with the loss of customer information;
•	the risk that our international merchandise sourcing strategy subjects us to risks that could impact our business and results of operations;
•	the risk that our product costs may be adversely affect by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability, or other reasons;
•	the risks associated with our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores;
•	the risks associated with leasing substantial amount of space, including increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•	the risk that we rely on key personnel, the loss of whom could have a material adverse effect on our business;
•	the risk that we may be unable to protect our trademarks and other intellectual property rights
•	the risks associated with a complex regulatory, compliance and legal environment;
•	the risk that fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•	the risk that the impact of various legal proceedings, lawsuits, disputes, and claims could have an adverse impact on our business, financial condition, and results of operation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	May 2,	February 1,	May 4,
(In thousands, except per share amounts)	2020	2020	2019
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$855,769	$361,930	$304,671
Short-term investments	29,956	55,000	45,000
Merchandise inventory	421,729	446,278	456,160
Accounts receivable, net	106,751	119,064	73,836
Prepaid expenses and other	144,733	65,658	70,936
Total current assets	1,558,938	1,047,930	950,603
Property and equipment, at cost, net of accumulated depreciation	667,258	735,120	744,670
Operating lease right-of-use assets	1,292,769	1,418,916	1,444,225
Intangible assets net, including goodwill	51,973	53,004	57,221
Non-current deferred income taxes	25,612	22,724	20,951
Other Assets	33,561	50,985	37,683
Total assets	$3,630,111	$3,328,679	$3,255,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$177,124	$285,746	$231,760
Current portion of operating lease liabilities	328,366	299,161	266,819
Accrued income and other taxes	2,405	9,514	25,146
Accrued compensation and payroll taxes	21,622	43,537	29,425
Dividends payable	22,756	-	-
Unredeemed gift cards and gift certificates	48,503	56,974	42,025
Other current liabilities and accrued expenses	61,451	56,824	54,622
Total current liabilities	662,227	751,756	649,797
Non-current liabilities:
Long-term debt, net	642,972	—	—
Non-current operating lease liabilities	1,303,296	1,301,735	1,328,663
Other non-current liabilities	24,633	27,335	35,142
Total non-current liabilities	1,970,901	1,329,070	1,363,805
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 165,500, 166,993 and 171,870 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	646,350	577,856	570,443
Accumulated other comprehensive loss	(55,050)	(33,168)	(35,354)
Retained earnings	1,826,413	2,108,292	2,028,627
Treasury stock, 84,066, 82,573 and 77,696 shares, respectively	(1,423,226)	(1,407,623)	(1,324,461)
Total stockholders’ equity	996,983	1,247,853	1,241,751
Total liabilities and stockholders’ equity	$3,630,111	$3,328,679	$3,255,353

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(In thousands, except per share amounts)	2020	2019
Total net revenue	$551,692	$886,290
Cost of sales, including certain buying, occupancy and warehousing expenses	523,386	561,369
Gross profit	28,306	324,921
Selling, general and administrative expenses	188,197	230,741
Impairment and restructuring charges	155,619	1,543
Depreciation and amortization expense	42,730	44,791
Operating (loss) income	(358,240)	47,846
Other (expense) income, net	(3,129)	4,182
(Loss) income before income taxes	(361,369)	52,028
(Benefit) provision for income taxes	(104,207)	11,276
Net (loss) income	$(257,162)	$40,752

Net (loss) income per basic share	$(1.54)	$0.24
Net (loss) income per diluted share	$(1.54)	$0.23

Weighted average common shares outstanding - basic	166,781	172,598
Weighted average common shares outstanding - diluted	166,781	174,073

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(In thousands)	2020	2019
Net (loss) income	$(257,162)	$40,752
Other comprehensive (loss) income:
Foreign currency translation adjustments	(21,882)	(522)
Other comprehensive (loss):	(21,882)	(522)
Comprehensive (loss) income	$(279,044)	$40,230

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	4,958	—	—	—	4,958
Repurchase of common stock as part of publicly announced programs	(911)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(169)	—	—	—	(3,499)	—	(3,499)
Adoption of Accounting Standards Codification 842, net of tax	—	—	—	(44,435)	—	—	(44,435)
Reissuance of treasury stock	514	—	(9,874)	1,718	8,730	—	574
Net income	—	—	—	40,752		—	40,752
Other comprehensive (loss)	—	—	—	—	—	(522)	(522)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	430	(24,062)	—	—	(23,632)
Balance at May 4, 2019	171,870	$2,496	$570,443	$2,028,627	$(1,324,461)	$(35,354)	$1,241,751

Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	3,919	—	—	—	3,919
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(115)	—	—	—	(1,430)	—	(1,430)
Convertible Notes- Equity portion, net of tax			68,330				68,330
Reissuance of treasury stock	342	—	(4,165)	(1,961)	5,827	—	(299)
Net loss	—	—	—	(257,162)	—	—	(257,162)
Other comprehensive (loss)	—	—	—	—	—	(21,882)	(21,882)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	410	(22,756)	—	—	(22,346)
Balance at May 2, 2020	165,500	$2,496	$646,350	$1,826,413	$(1,423,226)	$(55,050)	$996,983

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(In thousands)	2020	2019
Operating activities:
Net (loss) income	$(257,162)	$40,752
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,419	45,350
Share-based compensation	4,101	5,041
Deferred income taxes	(791)	7,704
Loss on impairment of assets	153,617	—
Changes in assets and liabilities:
Merchandise inventory	18,134	(32,075)
Operating lease assets	106,627	37,735
Operating lease liabilities	(20,597)	(53,551)
Other assets	(87,575)	4,794
Accounts payable	(109,482)	(8,896)
Accrued compensation and payroll taxes	(21,598)	(52,736)
Accrued and other liabilities	(38,587)	13,601
Net cash (used for) provided by operating activities	(209,894)	7,719
Investing activities:
Capital expenditures for property and equipment	(33,910)	(36,574)
Purchase of available-for-sale investments	(14,956)	(20,000)
Sale of available-for-sale investments	40,000	67,135
Other investing activities	(191)	(203)
Net cash (used for) provided by investing activities	(9,057)	10,358
Financing activities:
Repurchase of common stock as part of publicly announced programs	(20,000)	(20,000)
Repurchase of common stock from employees	(1,430)	(3,499)
Proceeds from convertible notes, net	406,108	—
Proceeds from revolving credit facilities	330,000	—
Net proceeds from stock options exercised	—	571
Cash dividends paid	—	(23,632)
Other financing activities	(107)	(79)
Net cash provided by (used for) financing activities	714,571	(46,639)
Effect of exchange rates changes on cash	(1,781)	(97)
Net change in cash and cash equivalents	493,839	(28,659)
Cash and cash equivalents - beginning of period	361,930	333,330
Cash and cash equivalents - end of period	$855,769	$304,671

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company, “we”, and “our”) at May 2, 2020 and May 4, 2019 and for the 13 week periods ended May 2, 2020 and May 4, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Fiscal 2019 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

American Eagle Outfitters, Inc. (the “Company,” “we” and “our”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online at www.ae.com and www.aerie.com, and www.toddsnyder.com (which e-commerce operations we refer to as “AEO Direct”) and more than 200 international store locations managed by third-party operators.

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

COVID-19 Pandemic

In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization.  National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations.  The Company’s business operations and financial performance for the 13 weeks ended May 2, 2020 were materially impacted by COVID-19.  These impacts are discussed within these notes to the Consolidated Financial Statements and within Item 2 of this report on Form 10-Q, of which these notes form a part.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to address the COVID-19 pandemic. The income tax related impacts of the CARES Act are discussed within Note 10 to the Consolidated Financial Statements.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At May 2, 2020, and all periods presented, the Company operated in one reportable segment.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2020” refers to the 52-week period that will end on January 30, 2021.  “Fiscal 2019” refers to the 52-week period ended February 1, 2020.  “Fiscal 2018” refers to the 52-week period ended February 2, 2019.

Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, our management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) by issuing Accounting Standards Update (“ASU”) 2016-02. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.

The standard establishes a right-of-use model (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted ASU 2016-02 and its subsequent amendments effective February 3, 2019. The Company elected this standard’s package of practical expedients, which permits the Company to maintain prior conclusions about lease identification, lease classification, and initial direct costs. The Company elected to use the go-forward practical expedient to not separate lease and non-lease components for all of our leases. The Company also elected to use the short-term lease recognition exemption for all leases that qualify.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (“ASU 2018-02”). This guidance permits companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The Company adopted ASU 2018-02 on February 3, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  This ASU simplifies the accounting for goodwill impairments by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit for the determination of the fair value of the goodwill and any impairment charge to be recognized.  The Company adopted ASU 2017-04 on February 3, 2019. The adoption did not have an impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326) (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The Company adopted ASU 2016-13 on February 2, 2020.  The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into United States dollars (“USD”) (the Company’s reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized loss of $21.9 million is included in accumulated other comprehensive income as of May 2, 2020, primarily related to the decline in the US dollar to Mexican peso and US dollar to Canadian dollar exchange rates during the 13 weeks ended May 2, 2020.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-term investments classified as available-for-sale include certificates of deposit and commercial paper with a maturity greater than three months, but less than one year.

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

Revenue Recognition

The Company recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”).  Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

The following table sets forth the approximate consolidated percentage of total net revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Men’s apparel and accessories	22%	28%
Women’s apparel and accessories (excluding Aerie)	48%	54%
Aerie	30%	18%
Total	100%	100%

The following table disaggregates the Company’s total net revenue by geography for each of the periods indicated:

	13 Weeks Ended
(In thousands)	May 2, 2020	May 4, 2019
Total Net Revenue:
United States	$488,876	$768,480
Foreign (1)	62,816	117,810
Total Net Revenue	$551,692	$886,290

(1)	Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed and/or shipped to foreign countries and international franchise royalty revenue.

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

Other Income (expense), Net

Other income (expense), net consists primarily of foreign currency transaction gain/loss, interest income/expense and realized investment gains/losses.

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the asset’s estimated useful life. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment Information technology	Five years Three - five years

As of May 2, 2020, the weighted average remaining useful life of our assets was approximately 7.5 years.

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

During the 13 weeks ended May 2, 2020, the Company recorded impairment of property and equipment of $51.5 million.  No long-lived asset impairment charges were recorded during the 13 weeks ended May 4, 2019.  Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Intangible Assets, including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business and Tailgate brand.  In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 1, 2020. As a result of the impact of the COVID-19 pandemic and the resulting significant decline in the Company’s results of operations during the 13 weeks ended May 2, 2020, an interim indicator of goodwill impairment was present.  As a result, the Company performed an interim impairment test as of May 2, 2020 and determined that the fair value of its goodwill continues to be in excess of its carrying value and therefore no impairment charge was recorded.

Definite-lived intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended May 2, 2020 and May 4, 2019.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended May 2, 2020 and May 4, 2019, the Company recorded approximately $1.7 million and $2.0 million, respectively, of revenue related to gift card breakage.

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

Store leases generally provide for a combination of base rentals and contingent rent based on store sales. Additionally, most leases include lessor incentives such as construction allowances and rent holidays. The Company is typically responsible for tenant occupancy costs including maintenance costs, common area charges, real estate taxes and certain other expenses.

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. When measuring operating lease ROU assets and operating lease liabilities, the Company only includes cash flows related to options to extend or terminate leases once those options are executed.

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

During the 13 weeks ended May 2, 2020, the Company recorded impairment of operating lease ROU assets of $84.1 million.  No operating lease ROU asset impairment charges were recorded during the 13 weeks ended May 4, 2019.  Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

Deferred lease credits represent the unamortized portion of construction allowances received from lessors related to the Company’s retail stores. Construction allowances are generally comprised of cash amounts received by the Company from its lessor as part of the negotiated lease terms. The Company records a receivable and an adjustment to the operating lease ROU asset at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as part of the single lease cost over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the lessor.

Co-branded Credit Card

The Company offers a co-branded credit card and a private label credit card under the AE and Aerie brands. These credit cards are issued by a third party bank (the “Bank”) in accordance with a credit card agreement (the “Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding as we fulfill our performance obligations under the Agreement. This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations.

Customer Loyalty Program

In 2017, the Company launched a highly digitized loyalty program called AEO ConnectedTM (the “Program”).  This Program integrates the credit card rewards program and the AEREWARDS® loyalty program into one combined customer offering.  Under the Program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds.  Customers earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 45 days from the issuance date of the reward. Rewards not redeemed during the 45-day redemption period are forfeited.  Additional rewards are also given for key items such as jeans and bras.

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASC 606.  The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method.  Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606.  As the points are earned, a current liability is recorded for the estimated cost of the award, and the impact of adjustments s recorded in revenue.

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

3.  Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents:
Cash	$149,205	$126,087	$91,853
Money market securities	350,054	—	—
Interest bearing deposits	296,509	235,843	177,952
Certificates of deposit	60,000	—	—
Commercial paper	—	—	34,866
Total cash and cash equivalents	$855,769	$361,930	$304,671
Short-term investments
Certificates of deposit	15,000	55,000	45,000
Commercial paper	14,956	—	—
Total short-term investments	29,956	55,000	45,000
Total	$885,725	$416,930	$349,671

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

Long-Term Debt

As of May 2, 2020, the fair value of the Company's $330.0 million in outstanding borrowings under its revolving credit facilities approximated the carrying value.

The fair value of the Company's convertible notes is not required to be measured at fair value on a recurring basis.  Upon issuance, the fair value of these convertible notes was measured using a using a secondary market quoted price, which considers market related conditions, and is therefore within Level 2 of the fair value hierarchy.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During the 13 weeks ended May 2, 2020, the Company recorded asset impairment charges of $135.6 million on the assets of 272 retail stores and certain other corporate assets. Of the total, $84.1 million related to the impairment of operating lease ROU assets and $51.5 million related to the impairment of store and corporate property and equipment.  This impairment was primarily driven by store closures due to the COVID-19 pandemic.  Additionally, we recorded impairment of $18.0 million of certain cost and equity method investments. The assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations. The fair value of the impaired assets, after the recorded loss, is approximately $163.4 million.

The fair value of the impaired assets was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest and a real estate market participant discount rate for the ROU assets. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	May 2,	May 4,
(In thousands)	2020	2019
Weighted average common shares outstanding:
Basic number of common shares outstanding	166,781	172,598
Dilutive effect of stock options and non-vested restricted stock*	—	1,475
Diluted number of common shares outstanding	166,781	174,073
Anti-Dilutive Shares*	3,040	171

*For the quarter ended May 2, 2020, there were 0.7 million potentially dilutive equity awards that were excluded from diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

The Company has the right to settle its convertible notes in any combination of cash and shares of common stock.  However, the Company intends to settle the original principal portion of the notes in cash and any conversion value above the principal in stock.  Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in our weighted average diluted shares outstanding.  The Company uses the average of the closing prices of its common stock (NYSE: AEO) as reported on the New York Stock Exchange for the most recent quarter to calculate the conversion spread.  For the period of issuance of the convertible notes through May 2, 2020, the average closing price of our stock was below the conversion price per share of $8.75, and, therefore, the convertible notes did not have a dilutive effect.   These convertible notes could have a potential dilutive effect in future periods.

Dilutive and anti-dilutive shares relate to share based compensation.  Refer to Note 8 and 9 to the Consolidated Financial Statements for additional information regarding our convertible notes and share-based compensation, respectively.

6.  Property and Equipment

Property and equipment consists of the following:

	May 2,	February 1,	May 4,
(In thousands)	2020	2020	2019
Property and equipment, at cost	$2,232,380	$2,314,428	$2,190,627
Less: Accumulated depreciation and impairment	(1,565,122)	(1,579,308)	(1,445,957)
Property and equipment, net	$667,258	$735,120	$744,670

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	May 2,	February 1,	May 4,
(In thousands)	2020	2020	2019
Goodwill, gross	$17,164	$17,353	$17,305
Accumulated impairment (1)	(4,196)	(4,196)	(2,484)
Goodwill, net	$12,968	$13,157	$14,821

Trademarks, at cost	71,879	71,685	71,150
Accumulated amortization	(32,874)	(31,838)	(28,750)
Trademarks, net	$39,005	$39,847	$42,400

Intangible assets, net, including goodwill	$51,973	$53,004	$57,221

(1)	Accumulated impairment includes $2.5 million recorded in Fiscal 2016 and $1.7 million in Fiscal 2019.

8.  Long-Term Debt, Net

Our long-term debt consisted of the following at each of May 2, 2020, February 1, 2020, and May 4, 2019:

(In thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Convertible notes principal	$415,025	-	-
Less: unamortized discount	(102,053)	-	-
Convertible notes, net	$312,972	-	-
Revolving credit facility borrowings	330,000	-	-
Total long-term debt, net	$642,972	-	-

Convertible Notes- Equity portion, net of tax	68,330	-	-

Convertible notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025 (“notes”). The notes have a stated interest rate of 3.75%, payable semi-annually. The Company may redeem the notes, in whole or in part, at any time beginning April 2023.  The Company intends to use the net proceeds from the offering for general corporate purposes.

Beginning January 2025, noteholders may convert their notes for approximately 114.3 shares of common stock per $1,000 principal amount.

The Company has the right to settle conversions in any combination of cash and shares of common stock. However, the Company intends to settle the original principal portion of the notes in cash and any conversion value above the principal in stock. Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in earning per share.

The effective interest rate for the notes is 10.0% and we calculated the effective yield using a market approach.  The remaining amortization period of the discount is five years.

Interest expense for the convertible notes was:

	13 Weeks Ended
(In thousands)	May 2, 2020	May 4, 2019
Accrued interest for interest payments	$215	$-
Amortization of discount	213	-
Total interest expense	$428	$-

The following table discloses conversion amounts if the notes were all converted as of the end of the period:

(In thousands, except per share amounts)	May 2, 2020
Number of shares convertible	47,437
Conversion price per share	$8.75
Value in excess of principal if converted	$-

Revolving credit facilities

In January 2019, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”) for five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities expire January 30, 2024.

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

As of May 2, 2020 the Company was in compliance with the terms of the Credit Agreement and has $330.0 million in borrowings and $7.9 million outstanding in stand-by letters of credit.

The current interest rate for borrowings under the Credit Facilities is the one month LIBOR, plus an adjusted spread based on leverage as reflected in the Credit Facilities.  The weighted average interest rate is 2.5%.  The total interest expense for period ended May 2, 2020 was $1.1 million.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 2, 2020 and May 4, 2019 was $4.1 million ($2.9 million, net of tax) and $5.0 million ($3.9 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 13 weeks ended May 2, 2020 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2020	2,584	$18.18
Granted	932	$8.62
Outstanding - May 2, 2020	3,516	$15.65	5.2	$—
Vested and expected to vest - May 2, 2020	2,810	$16.11	4.0	$—
Exercisable - May 2, 2020 (1)	1,797	$17.08	2.2	$—

(1)	The Company’s stock price was below the exercise price for all outstanding awards as of May 2, 2020.

Cash received from the exercise of stock options was $0.6 million for the 13 weeks ended May 4, 2019.

As of May 2, 2020, there was $5.8 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended
	May 2,	May 4,
Black-Scholes Option Valuation Assumptions	2020	2019
Risk-free interest rate (1)	0.6%	2.2%
Dividend yield	6.0%	2.4%
Volatility factor (2)	43.1%	38.2%
Weighted-average expected term (3)	4.4 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(2)	Based on historical volatility of the Company’s common stock.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of all restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	13 Weeks Ended		13 Weeks Ended
	May 2, 2020		May 2, 2020
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested - February 1, 2020	2,196	$18.56	2,138	$18.37
Granted	2,247	$8.62	—	$—
Vested	—	$—	(319)	$14.50
Cancelled	(82)	$18.08	(359)	$20.45
Nonvested - May 2, 2020	4,361	$12.83	1,460	$18.72

As of May 2, 2020, there was $37.4 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.4 years. Based on current probable performance, there is $1.4 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one- to two- year period.

As of May 2, 2020, the Company had 0.4 million shares available for all equity grants.

10.  Income Taxes

On March 27, 2020, the U.S. government enacted the CARES Act to address the COVID-19 pandemic. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S federal corporate income tax rate of 21%.

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 2, 2020 was 28.8% compared to 21.7% for the 13 weeks ended May 4, 2019.  The increase in the effective income tax rate this year is primarily a result of the above-described provisions of the CARES Act which permit the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity and an increase to the valuation allowance recorded in the current year.  We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 2, 2020.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.6 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Impairment and Restructuring Charges

The following table represents impairment and restructuring charges for the 13 weeks ended May 2, 2020 and May 4, 2019.  All amounts were recorded within impairment and restructuring charges on the Consolidated Statements of Operations.

	13 weeks ended
	May 2,	May 4,
(In thousands)	2020	2019
Impairment charges (1)	$153,617	$—
Severance and related employee costs	2,002	1,543
Total impairment and restructuring charges	$155,619	$1,543

(1)

During the 13 weeks ended May 2, 2020, the Company recorded impairment charges of $155.6 million.  Of the total, $84.1 million related to the impairment of the operating ROU assets of 272 stores.  We recorded $51.5 million related to the impairment of certain corporate and store property and equipment.  We also recorded $18.0 million of impairment of certain cost and equity method investments.

A roll-forward of restructuring liabilities recognized in accrued compensation and other liabilities and accrued expenses in the Consolidated Balance Sheet is as follows:

13 Weeks Ended
May 2,
(In thousands)	2020
Accrued liability as of February 1, 2020	$4,187
Add: Costs incurred, excluding non-cash charges	2,002
Less: Cash payments and adjustments	(1,250)

Accrued liability as of May 2, 2020	$4,939

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2019 Management’s Discussion and Analysis of Financial Condition and Results of Operations which can be found in our Fiscal 2019 Form 10-K.

In addition, the following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period.  In light of store closures related to COVID-19, we have not disclosed comparable sales this quarter as the periods are not comparable.  In fiscal years following those with 53 weeks, including Fiscal 2018, the prior year period is shifted by one week to compare similar calendar weeks.

A store is included in comparable sales in its thirteenth month of operation.  When stores have a gross footage increase of 25% or greater due to a remodel, they are removed from the comparable sales base, but are included in total sales.  These stores are returned to the comparable sales base in the thirteenth month following the remodel.

Sales from company-owned stores, as well as e-commerce sales (AEO Direct), are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct. AEO Direct sales are included in the individual American Eagle and Aerie brand comparable sales metrics for the following reasons:

•

Our approach to customer engagement is “omni-channel” which provides a seamless customer experience through both traditional and non-traditional channels, including four wall store locations, web, mobile/tablet devices and apps, social networks, email, in-store displays and kiosks. Additionally, we fulfill online orders at stores through our buy online, ship from store capability, maximizing store inventory exposure to digital traffic and accept digital returns in stores; and

•

Shopping behavior has continued to evolve across multiple channels that work in tandem to meet customer needs. Management believes that presenting a brand level performance metric that includes all channels (i.e., stores and AEO Direct) is the most appropriate, given customer behavior.

Our management considers comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including store payroll, store supplies, rent, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital.

Omi-channel sales performance – Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: comparable sales, average unit retail price, total transactions, units per transaction, and consolidated comparable traffic. We include these metrics in our discussion within Item 7 of this report when we believe they enhance the understanding of the matter being discussed. Investors may find them useful as such. Each of these metrics is defined as follows (except comparable sales, which is defined separately above):

•	Average unit retail price represents the average selling price of one unit of our goods. It is the cumulative net sales divided by the net units sold for a period of time.
•	Total transactions represents the count of customer transactions over a period of time (inclusive of company-owned stores and AEO Direct, unless specified otherwise).
•	Units per transaction represent the number of units sold divided by total transactions over a period of time (inclusive of company-owned stores and AEO Direct, unless specified otherwise).
•

Consolidated comparable traffic represents visits to our company-owned stores, limited to those stores that qualify to be included in comparable sales as defined above, including AEO Direct, over a period of time

Gross profit — Gross profit measures whether we are optimizing profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage, and certain promotional costs (collectively, “merchandise costs”) and buying, occupancy and warehousing costs. Design costs consist of compensation, rent, depreciation, travel, supplies and samples.

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

Cash flow and liquidity — Our management evaluates cash flow from operations, investing and financing in determining the sufficiency of our cash position and capital allocation strategies.  Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow and our current liquidity will be sufficient to fund anticipated capital expenditures, dividends and working capital requirements.

Results of Operations

Overview

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Prior to the impact of the COVID-19 pandemic, our comparable period sales performance from February 2, 2020 through early March 2020 was consistent with our comparable period sales performance for the fourth quarter of Fiscal 2019. Commencing in early March, we experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19 and government actions to combat it.  In response, we closed our stores to the public after the close of business on March 17, 2020, however we continued to operate our digital business.  Accordingly, our results for the first quarter of Fiscal 2020 were significantly impacted.

Since the first day that stores were closed to the public, our digital sales growth has accelerated, significantly exceeding our expectations. In order to support online demand and utilize in-store inventory, we continued to leverage our store network for buy-online/ship-from-store capabilities, where possible.  Despite our strength in digital sales, we have historically generated the majority of our revenue through stores and there can be no assurance that the current performance in our digital sales growth will continue.  As a result, our results for the first quarter of Fiscal 2020 were significantly negatively impacted and are not comparable to prior year.

Since May 2, 2020, we have started to open stores and call back employees where state and local governments have lifted stay-at-home orders.  We are taking the following precautions as we open the stores which include sanitation stations and masks for all customers to provide a safe and secure environment.  Plexiglas health guard partitions have also been installed at the registers along with the implementation of enhanced cleaning routines and protocols.

We are taking precautionary measures and appropriately adjusting our operational needs due to the impact of COVID-19, including taking a series of actions to preserve financial strength as follows:

•	a suspension of our share repurchase program and deferred payment of the first quarter Fiscal 2020 cash dividend;
•	temporary furloughs of store, field and corporate associates beginning April 5, 2020, largely reflecting the continued uncertainty around the duration of store closures;
•	reductions to operating expenses, which include delayed merit increases for associates, a hiring freeze and other cost saving initiatives;

•	cuts to inventory receipts to align with lower demand due to store closures; and
•	planned reductions to capital expenditures across stores, information technology and other projects to a range of $100 million to $125 million for Fiscal 2020.

In addition, we have had productive discussions with our vendors to reduce purchases and extend payment terms, as well as with our landlords regarding the extension of payment terms and rent concessions.

As of May 2, 2020, we had approximately $886 million in cash and cash equivalents and short-term investments which includes the proceeds from our convertible notes issuance and Credit Facility borrowings, each discussed in greater detail below. We expect to be able to fund our medium-term future cash requirements through current cash holdings.  Taking into account the measures described above, we believe that our on-hand liquidity would enable us to continue operations beyond Fiscal 2020, if necessary, even if the majority of our retail locations remained closed during the duration of that period.

While our digital business, including buy-online/ship-from-store capabilities, continues to operate, and subsequent to May 2, 2020 we have begun to reopen retail stores, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our consolidated operations and financial results going forward due to:

•	the currently unknown duration of the COVID-19 pandemic;
•

the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic, including regulations which could adversely affect our business or cause us to cease our digital business if we are required to close our distribution and fulfillment centers or are otherwise unable acquire or deliver merchandise, or to close our recently reopened retail stores;

•	potential changes in consumer behavior and shopping patterns, including traffic through stores once they reopen;
•	the deterioration in the economic conditions in the United States, which potentially could have an impact on discretionary consumer spending;
•	the ability of our distribution centers to maintain adequate staffing to meet increased customer demand;
•	the impact on our landlords and our resulting ability of us to keep our stores open; and
•	the impact of COVID-19 on our and our vendors’ supply chain, including impacts on adequate inventory levels and supply chain costs, and on our third-party delivery service providers.

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

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Net (loss) income per diluted share - GAAP Basis	$(1.54)	$0.23
Add: Impairment (1)	0.69	—
Add: Restructuring charges(2)	0.01	0.01
Net (loss) income per diluted share - Adjusted or Non- GAAP Basis	$(0.84)	$0.24

(1)

13 weeks ended May 2, 2020: Pre-tax impairment charges of $155.6 million.  Of the total, $84.1 million related to the impairment of the operating lease ROU assets of 272 stores.  We recorded $51.5 million related to the impairment of certain corporate and store property and equipment.  We also recorded $18.0 million of impairment of certain cost and equity method investments.

(2)	13 weeks ended May 2, 2020: $2.0 million of corporate severance charges.

13 weeks ended May 4, 2019: $1.5 million of severance and closure costs for our company-owned and operated stores in China.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	94.9	63.3
Gross profit	5.1	36.7
Selling, general and administrative expenses	34.1	26
Impairment and restructuring charges	28.2	0.2
Depreciation and amortization expense	7.7	5.1
Operating (loss) income	(64.9)	5.4
Other (expense) income, net	(0.6)	0.5
(Loss) Income before income taxes	(65.5)	5.9
(Benefit) provision for income taxes	(18.9)	1.3
Net (loss) Income	(46.6)%	4.6%

The following table shows our consolidated store data:

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Number of stores:
Beginning of period	1,095	1,055
Opened	3	11
Closed	(5)	(5)
End of period	1,093	1,061
Total gross square feet at end of period (in '000)	6,822	6,662
International licensed/franchise stores at end of period (1)	215	235

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 938 American Eagle retail stores which include 175 Aerie side-by-side locations, 148 Aerie stand-alone locations and AEO Direct. Additionally, there were 5 Tailgate and 2 Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended May 2, 2020 to the 13 weeks ended May 4, 2019

Total Net Revenue

Total net revenue decreased 38%, or $334.6 million, to $551.7 million compared to $886.3 million last year.  The COVID-19 pandemic and the associated closures of our retail stores since March 17, 2020 negatively affected our financial results for the first quarter ended May 2, 2020.

By brand, including the respective AEO Direct sales, American Eagle brand revenue decreased 45% compared to a 5% increase last year. Aerie brand revenue decreased 2%, compared to a 28% increase last year.

Gross Profit

Gross profit decreased 91% or $296.6 million, to $28.3 million compared to $324.9 million last year.  Our gross margin percentage declined to 5.1% of revenue from 36.7% of revenue last year.  This reflected the decline in revenue from retail store closures; higher markdowns and promotions to clear through spring and summer merchandise, inventory provisions, and the impact of fixed buying, occupancy and warehousing costs as a result of the revenue decline due to the impact of COVID-19 on our business.

There was $2.6 million and $2.5 million of share-based payment expense included in gross profit for the periods ended May 2, 2020 and May 4, 2019, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 18% or $42.5 million to $188.2 million from $230.7 million last year. As a percentage of total net revenue, SG&A expenses increased 810 basis points to 34.1%, compared to 26.0% last year, primarily due to lower store salaries from furloughs that took effect in early April related to the retail store closures resulting from COVID-19.

There was $1.4 million and $2.5 million of share-based payment expense included in SG&A expenses for the periods ended May 2, 2020 and May 4, 2019, respectively, comprised of both time and performance-based awards.

Impairment and Restructuring Charges

Impairment and restructuring charges were $155.6 million, or 28.2% as a percentage of total net revenue, for the 13 weeks ended May 2, 2020. These charges consisted of $153.6 million of impairment charges and $2.0 million of severance costs.  For further information regarding impairment and restructuring charges, refer to Note 12 to the Consolidated Financial Statements. Restructuring charges were $1.5 million, or 0.2% as a percentage of total net revenue for the 13 weeks ended May 4, 2019.  These charges were primarily the result of severance and closure costs for our company-owned and operated stores in China.

Our evaluation of store impairment considers the use of prospective financial information, as well as certain real estate assumptions.  Given the current volatility in the retail real estate market we acknowledge that certain real estate assumptions could change in future periods.  Further based on the uncertainty from the COVID-19 pandemic, we are unable to accurately predict the ultimate impact that COVID-19 will have on our operations going forward, including, among other things, the length of time that such disruptions continue and the impact of governmental regulations that may be imposed in response to the COVID-19 pandemic.  Accordingly, we may be required to record further impairment and restructuring charges in future periods.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 5% or $2.1 million, to $42.7 million for the 13 weeks ended May 2, 2020, compared to $44.8 million for the 13 weeks ended May 4, 2019.  As a percentage of total net revenue, depreciation and amortization expense was 7.7% for the 13 weeks ended May 2, 2020 compared to 5.1% for the 13 weeks ended May 4, 2019.

Other (Expense) Income, Net

Other (expense) was $3.1 million for the 13 weeks ended May 2, 2020. Other income was $4.2 million for the 13 weeks ended May 4, 2019.  The decrease was primarily attributable to increased interest expense related to our long-term debt.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 2, 2020 was 28.8% compared to 21.7% for the 13 weeks ended May 4, 2019.  The increase in the effective income tax rate this year is primarily a result of the provisions of the CARES Act which permit the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity and an increase to the valuation allowances recorded in the current year.  We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

Net Income (Loss)

Net income decreased $297.9 million, to a net loss of $257.2 million for the 13 weeks ended May 2, 2020, or (46.6%) as a percentage of total net revenue, as compared to net income of $40.8 million, or 4.6% as a percentage of total net revenue for the 13 weeks ended May 4, 2019. Net income per share decreased to a net loss of $1.54 per diluted share for the 13 weeks ended May 2, 2020, which included $0.70 of impairment and restructuring charges, compared to net income of $0.23 per diluted share, including $0.01 of restructuring charges, for the 13 weeks ended May 4, 2019.  The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle stores have opened and will continue to open in areas including Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of May 2, 2020, we had 215 stores operated by our third party operators in 25 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 2, 2020, we had 103 company-owned stores in Canada, 47 in Mexico, 9 in Hong Kong and 6 in Puerto Rico.

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

As of May 2, 2020, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 2, 2020:

	Fair Value Measurements at May 2, 2020
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$149,205	$149,205	—	—
Money market securities	350,054	350,054
Interest bearing deposits	296,509	296,509	—	—
Certificates of Deposit	60,000	60,000	—	—
Total cash and cash equivalents	$855,769	$855,769	—	—
Short-term investments
Certificates of Deposit	15,000	15,000	—	—
Commercial Paper	14,956	14,956
Total short-term investments	29,956	29,956
Total	$885,725	$885,725	—	—

Long-Term Debt

As of May 2, 2020, the fair value of the Company's $330 million in outstanding borrowings under its revolving credit facility approximated the carrying value.

The fair value of the Company's convertible notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of these convertible notes was measured using a secondary market quoted price, which considers market related conditions, and is therefore within Level 2 of the fair value hierarchy.

Liquidity and Capital Resources

Our uses of cash have historically been for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock.  Additionally, our uses of cash include the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  The rapid expansion of the COVID-19 global pandemic, the related economic impact, and the closure of our retail stores, resulted in a decline in net sales and earnings for the 13 week period ended May 2, 2020, which had a corresponding impact on our liquidity and uses of cash.

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January 2024.  In March 2020 we provided notice to the lender to borrow $330 million under the Credit Facility.  We elected to draw down available funds to ensure that we maintain financial flexibility in light of the spread of COVID-19.   Furthermore, in April 2020, we issued $415 million aggregate principal amount of convertible senior notes due in 2025.

As discussed in the overview, we are focused on preserving our liquidity and managing our cash flows through certain actions to enhance our ability to meet short-term liquidity needs. We have taken a series of actions to reinforce our liquidity and financial flexibility, including:

•	a suspension of our share repurchase program and deferred payment of the first quarter Fiscal 2020 cash dividend;
•	temporary furloughs of store, field, and corporate associates that began on April 5, 2020, largely reflecting the continued uncertainty surrounding the duration of store closures;

•	reductions to operating expenses, which include delayed merit increases for associates, a hiring freeze, and other cost-saving initiatives;
•	cuts to inventory receipts to align with lower demand due to store closures; and
•	planned reductions to capital expenditures across stores, information technology and other projects to a range of $100 million to $125 million for Fiscal 2020.

As of May 2, 2020, we had approximately $886 million in cash and cash equivalents and short-term investments, which includes the proceeds from our convertible notes and Credit Facility borrowings. We expect to be able to fund our medium-term future cash requirements through current cash holdings. Taking into account the measures described above, we believe that our on-hand liquidity would enable us to continue operations beyond Fiscal 2020, if necessary, even if the majority of our retail locations remained closed during the duration of that period.

The following sets forth certain measures of our liquidity:

	May 2,	February 1,	May 4,
	2020	2020	2019
Working Capital (in thousands)	$896,711	$296,174	$300,806
Current Ratio	2.35	1.39	1.46

During the 13 weeks ended May 2, 2020, working capital increased $600.5 million compared to February 1, 2020 and increased $595.9 million compared to the 13 weeks ended May 4, 2019. The largest increase came from cash and short-term investments of $468.8 due to the proceeds from our convertible notes and Credit Facility borrowings.  Compared to February 1, 2020, the remaining $131.7 million increase in working capital was driven by a $108.6 million decrease in accounts payable, a $21.9 million decrease in accrued compensation, and a $24.5 million decrease in inventory, partially offset by a $29.2 million increase in current operating lease liabilities, a $22.8 million due to dividends payable, and a $4.6 million increase in accrued expenses.

Cash Flows (used for) provided by Operating Activities

Net cash used for operating activities totaled ($209.9) million for the 13 weeks ended May 2, 2020, compared to cash flows from operating activities of $7.7 million for the 13 weeks ended  May 4, 2019. Our primary outflow was for the payment of operational costs. For the period ended May 4, 2019, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows (used for) provided by Investing Activities

Net cash used for investing activities totaled $9.1 million for the 13 weeks ended May 2, 2020, compared to net cash provided by investing activities of $10.4 million for the 13 weeks ended May 4, 2019.  Investing activities for the 13 weeks ended May 2, 2020 primarily consisted of $25.0 million of short-term investment sales, offset by $33.9 million of capital expenditures for property and equipment.  We anticipate our capital expenditures for the remainder of Fiscal 2020 to be lower compared to prior years as we manage spending to help mitigate the negative impact of COVID-19 on our business.  Investing activities for the 13 weeks ended May 4, 2019 primarily included $47.1 million of net short-term investment sales, partially offset by $36.6 million of capital expenditures for property and equipment.

Cash Flows provided by (used for) Financing Activities

Net cash provided by financing activities totaled $714.6 million for the 13 weeks ended May 2, 2020, compared to net cash used for financing activities of $46.6 million for the 13 weeks ended May 4, 2019.  Cash provided by financing activities for the 13 weeks ended May 2, 2020 consisted primarily of $406.1 million of net proceeds from the issuance of convertible senior notes and the $330.0 million of borrowings on our Credit Facilities, partially offset by $20.0 million used for purchases of 1.7 million shares of common stock under publicly-announced programs in early-March 2020, and $1.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.  We borrowed on our Credit Facilities and issued convertible notes to strengthen our cash position and provide us with additional financial flexibility during the remainder of the ongoing COVID-19 pandemic.

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

Credit Facilities

In January 2019, we entered into a Credit Agreement for five-year, syndicated, asset-based revolving Credit Facilities. The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities expire January 30, 2024.

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

As of May 2, 2020 the Company was in compliance with the terms of the Credit Agreement and had $330.0 million in borrowings and $7.9 million outstanding in stand-by letters of credit.  The current interest rate for borrowings under the Credit Facilities is the one month LIBOR, plus an adjusted spread based on leverage as reflected in the Credit Facilities.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended May 2, 2020 were $33.9 million, and included $14.2 million related to investments in our stores, including three new AEO stores (two American Eagle stores and one Aerie stand-alone store), one remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($8.3 million), e-commerce ($9.1 million) and other home office projects ($2.3 million).

In order to preserve financial liquidity in response to the uncertainty created by the impact of COVID-19, the company has reduced its Fiscal 2020 capital spending plans to a range of $100 to $125 million, prioritizing strategic omni-channel, store and supply-chain investments aimed at further strengthening its competitive position.

Stock Repurchases

In early March 2020, as part of our publicly-announced share repurchase program, we repurchased 1.7 million shares for $20.0 million, at a weighted average price of $11.63 per share. As previously announced, to preserve cash liquidity in response to the uncertainty created by the impact of COVID-19, the company suspended the stock repurchase program. During the 13 weeks ended May 4, 2019, as part of our publicly-announced share repurchase program, we repurchased 0.9 million shares for $20.0 million, at a weighted average price of $21.69 per share.

As of May 2, 2020 3.6 million shares remained under the share repurchase program authorized by the Company’s Board of Directors (our “Board”) in April 2016 that expires on January 30, 2021.  During Fiscal 2019, our Board authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchases authorization to 33.6 million shares.

During the 13 weeks ended May 2, 2020 and May 4, 2019, we repurchased approximately 0.1 million and 0.2 million shares, respectively, from certain employees at market prices totaling $1.4 million and $3.5 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

During the 13 weeks ended May 2, 2020, our Board declared a quarterly cash dividend of $0.1375 per share on March 26, 2020, originally payable on May 14, 2020 to stockholders of record at the close of business on April 30, 2020; as part of our efforts to carefully manage the impact of COVID-19 on our liquidity, our first quarter dividend payment was delayed.  It will now be paid on April 23, 2021, to stockholders of record at the close of business on April 9, 2021.   The Company maintains the right to defer the record and payment dates of its dividends, depending upon, among other factors, the progression of the COVID-19 outbreak, business performance and the macroeconomic environment.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 1, 2020 contained in our Fiscal 2019 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized loss of $21.9 million is included in accumulated other comprehensive income during the 13 weeks ended May 2, 2020. Our market risk profile as of May 2, 2020 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2019 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 2, 2020, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2019 Form 10-K.  The information presented below updates, and should be read in conjunction with the risk factors and information disclosed in our Fiscal 2019 Form 10-K and any other filings that we make with the SEC.  Except as presented below, there have been no material changes to our risk factors as disclosed in the Fiscal 2019 Form 10-K and in our subsequent filings with the SEC.

The novel coronavirus (COVID-19) pandemic has had, and is expected to continue to have, an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. We continue to operate our e-commerce business, and had to temporarily close our corporate offices and American Eagle and Aerie physical stores.  As of May 4, 2020, we have begun to reopen stores where the state and local governments have lifted stay-at-home orders. Furthermore, we furloughed a significant number of our store, field and corporate associates effective as of April 5, 2020, due to the uncertainty surrounding the length of our store closures. Staffing our distribution centers has been made more difficult and expensive because of the impact of the pandemic and the increased demand for e-commerce fulfillment, and this difficulty may continue so long as the pandemic remains a threat. We are undertaking extensive measures to ensure the safety of our customers and associates once our stores re-open, but given the uncertainty around the virus, our ability to staff our stores and store traffic may be significantly impacted for the immediate future. Due to the uncertainty of COVID-19, we will continue to assess the situation, including government imposed restrictions, market by market.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response to the pandemic, which could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our e-commerce business, regarding the length of time that COVID-19 disruptions will continue. These disruptions will largely depend on the duration of the COVID-19 pandemic and the governmental regulations that may be imposed in response to the pandemic, the extent of which is currently unknowable. The regulations could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our e-commerce business. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, we expect to be impacted by the deterioration in the economic conditions in the United States, which potentially could have an impact on discretionary consumer spending. To the extent that our target customer demographic is disproportionately impacted by unemployment or otherwise as a result of the COVID-19 pandemic, our business may be further adversely affected.  While it is premature to accurately predict the ultimate impact of these developments, we expect our results for the remainder of the COVID-19 pandemic to be adversely impacted in a significant manner.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Risk Factors under Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2020, filed with the SEC on March 12, 2020, including risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third party delivery service providers, our ability to access to adequate quantities of product and materials, tariffs, and regulatory restrictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 2, 2020.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 2, 2020 through February 29, 2020)	—	—	—	35,364,260
Month #2 (March 1, 2020 through April 4, 2020)	1,833,984	$11.69	1,720,351	33,643,909
Month #3 (April 5, 2020 through May 2, 2020)	—	—	—	33,643,909
Total	1,833,984	$11.69	1,720,351	33,643,909

(1)

During the 13 weeks ended May 2, 2020 there were 1.7 million shares repurchased as part of our publicly announced share repurchase program and there were 0.1 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

During Fiscal 2016, our Board authorized the public repurchase 25.0 million shares of our common stock.  The authorization of the repurchase of the remaining 3.6 million shares that may yet be repurchased under the Fiscal 2016 authorization expires on January 30, 2021.  During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total repurchase authorization to 33.6 shares.

ITEM 6. EXHIBITS.

Exhibit 4.1

Indenture, dated as of April 27, 2020, between American Eagle Outfitters, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 28, 2020 (SEC File No. 001-33338))

Exhibit 4.2	Form of certificate representing the 3.75% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1)

Exhibit 10.1

Change in Control Agreement between American Eagle Outfitters, Inc. and Michael A. Mathias, dated April 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2020 (SEC File No. 001-33338))

Exhibit 10.2

First Amendment to the Amended and Restated Credit Agreement, dated as of January 30, 2019, among American Eagle Outfitters, Inc. and certain of its subsidiaries as co-borrowers or guarantors, each lender from time to time party thereto, and PNC Bank, National Association as administrative agent for the lenders and certain other parties and agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2020 (SEC File No. 001-33338))

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended May 2, 2020, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of May 2, 2020, February 1, 2020 and May 4, 2019, (ii) Consolidated Statements of Operations for the 13 weeks ended May 2, 2020 and May 4, 2019, (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended May 2, 2020 and May 4, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the 13 weeks ended May 2, 2020 and May 4, 2019, and (v) Consolidated Statements of Cash Flows for the 13 weeks ended May 2, 2020 and May 4, 2019

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in inline XBRL

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 4, 2020

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)