Form 10-Q
period 2020-08-01
AMERICAN EAGLE OUTFITTERS INC
filed 2020-09-09
CIK 919012

``

1444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444444m ,,,,,nnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnnhbp;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 166,113,983 Common Shares were outstanding at September 4, 2020.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•	the planned opening of approximately 20 Aerie stores during Fiscal 2020;
•	the potential closures of American Eagle and Aerie stores, primarily in North America, during Fiscal 2020;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•	the payment of a dividend in future periods;
•	the possibility that future access to the debt markets may not be available, or available at terms or interest rates that are attractive;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, future dividends, and working capital requirements;
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

•	the possibility that we may be required to take additional impairment and restructuring charges.

Our forward-looking statements surrounding the novel strain of coronavirus (COVID-19) include, but are not limited to:

•	the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income and freedom of movement;
•	the current unknown duration of the COVID-19 pandemic;
•

the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic, including regulations that could adversely affect our business or cause us to cease our digital business if we are required to close our distribution and fulfillment centers or are otherwise unable to acquire or deliver merchandise, or to close our recently reopened retail stores;

•	the deterioration in the economic conditions in the United States, which could have an impact on discretionary consumer spending;
•	the ability of our distribution centers to maintain adequate staffing to meet increased customer demand;
•	the possibility of temporary furloughs of store, field, and corporate associates surrounded by store closures;
•	the reduction of operating expenses, which includes delayed merit increases for associates, hiring freezes, and other cost-saving initiatives;
•	the uncertainties surrounding the duration of store closures and whether currently open stores will remain open;
•	the reduction or deferral of inventory receipts to align with lower demand due to store closures; and

•	the planned reduction of capital expenditures across stores, information technology and other projects within a range of $100 million to $125 million for Fiscal 2020.

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
•

the risk that the COVID-19 global pandemic could continue to have a material adverse effect on our business and results of operations, the nature and extent of which remains highly uncertain and unpredictable;

•

the risk that our results could be adversely affected by natural disasters, public health crises (including, without limitation, the recent COVID-19 pandemic coronavirus outbreak), political crises, negative global climate patterns, or other catastrophic events;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	August 1,	February 1,	August 3,
(In thousands, except per share amounts)	2020	2020	2019
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$898,787	$361,930	$267,166
Short-term investments	—	55,000	50,000
Merchandise inventory	421,196	446,278	534,762
Accounts receivable, net	107,243	119,064	98,604
Prepaid expenses and other	155,141	65,658	69,541
Total current assets	1,582,367	1,047,930	1,020,073
Property and equipment, at cost, net of accumulated depreciation	659,351	735,120	754,031
Operating lease right-of-use assets	1,271,491	1,418,916	1,462,544
Intangible assets net, including goodwill	51,432	53,004	56,326
Non-current deferred income taxes	30,224	22,724	16,759
Other Assets	33,111	50,985	49,426
Total assets	$3,627,976	$3,328,679	$3,359,159
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$295,296	$285,746	$316,995
Current portion of operating lease liabilities	348,921	299,161	279,207
Accrued income and other taxes	12,783	9,514	17,754
Accrued compensation and payroll taxes	66,131	43,537	54,683
Dividends payable	22,837	—	—
Unredeemed gift cards and gift certificates	43,165	56,974	34,742
Other current liabilities and accrued expenses	51,281	56,824	60,265
Total current liabilities	840,414	751,756	763,646
Non-current liabilities:
Long-term debt, net	516,953	—	—
Non-current operating lease liabilities	1,253,105	1,301,735	1,338,634
Other non-current liabilities	19,604	27,335	28,302
Total non-current liabilities	1,789,662	1,329,070	1,366,936
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 166,090, 166,993 and 168,962 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	647,284	577,856	568,413
Accumulated other comprehensive loss	(47,991)	(33,168)	(36,630)
Retained earnings	1,807,687	2,108,292	2,070,077
Treasury stock, 83,476, 82,573 and 80,604 shares, respectively	(1,411,576)	(1,407,623)	(1,375,779)
Total stockholders’ equity	997,900	1,247,853	1,228,577
Total liabilities and stockholders’ equity	$3,627,976	$3,328,679	$3,359,159

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(In thousands, except per share amounts)	2020	2019	2020	2019
Total net revenue	$883,510	$1,040,879	$1,435,202	$1,927,169
Cost of sales, including certain buying, occupancy and warehousing expenses	618,311	658,308	1,141,697	1,219,677
Gross profit	265,199	382,571	293,505	707,492
Selling, general and administrative expenses	223,711	253,051	411,908	483,791
Impairment, restructuring and COVID-19 related charges	14,611	2,728	170,231	4,272
Depreciation and amortization expense	39,114	44,870	81,844	89,661
Operating (loss) income	(12,237)	81,922	(370,478)	129,768
Other (expense) income, net	(6,993)	3,990	(10,122)	8,172
(Loss) income before income taxes	(19,230)	85,912	(380,600)	137,940
(Benefit) provision for income taxes	(5,478)	20,931	(109,685)	32,206
Net (loss) income	$(13,752)	$64,981	$(270,915)	$105,734

Net (loss) income per basic share	$(0.08)	$0.38	$(1.63)	$0.61
Net (loss) income per diluted share	$(0.08)	$0.38	$(1.63)	$0.61

Weighted average common shares outstanding - basic	166,315	170,756	166,461	172,291
Weighted average common shares outstanding - diluted	166,315	171,781	166,461	173,701

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(In thousands)	2020	2019	2020	2019
Net (loss) income	$(13,752)	$64,981	$(270,915)	$105,734
Other comprehensive income (loss):
Foreign currency translation adjustments	7,059	(1,276)	(14,823)	(1,798)
Other comprehensive (loss) income:	7,059	(1,276)	(14,823)	(1,798)
Comprehensive (loss) income	$(6,693)	$63,705	$(285,738)	$103,936

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended August 1, 2020 and August 3, 2019

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at May 4, 2019	171,870	$2,496	$570,443	$2,028,627	$(1,324,461)	$(35,354)	$1,241,751
Stock awards	—	—	9,207	—	—	—	9,207
Repurchase of common stock as part of publicly announced programs	(3,425)	—	—	—	(60,000)	—	(60,000)
Repurchase of common stock from employees	(252)	—	—	—	(4,423)	—	(4,423)
Reissuance of treasury stock	769	—	(11,797)	261	13,105	—	1,569
Net income	—	—	—	64,981		—	64,981
Other comprehensive income (loss)	—	—	—	—	—	(1,276)	(1,276)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	560	(23,792)	—	—	(23,232)
Balance at August 3, 2019	168,962	$2,496	$568,413	$2,070,077	$(1,375,779)	$(36,630)	$1,228,577

Balance at May 2, 2020	165,500	$2,496	$646,350	$1,826,413	$(1,423,226)	$(55,050)	$996,983
Stock awards	—	—	11,436	—	—	—	11,436
Repurchase of common stock as part of publicly announced programs	—	—	—	—	—	—	—
Repurchase of common stock from employees	(322)	—	—	—	(3,785)	—	(3,785)
Convertible Notes- Equity portion, net of tax	—	—	—	—	—	—	—
Reissuance of treasury stock	912	—	(10,624)	(4,893)	15,435	—	(82)
Net loss	—	—	—	(13,752)	—	—	(13,752)
Other comprehensive income (loss)	—	—	—	—	—	7,059	7,059
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	122	(81)	—	—	41
Balance at August 1, 2020	166,090	$2,496	$647,284	$1,807,687	$(1,411,576)	$(47,991)	$997,900

26 Weeks Ended August 1, 2020 and August 3, 2019
(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	14,166	—	—	—	14,166
Repurchase of common stock as part of publicly announced programs	(4,336)	—	—	—	(80,000)	—	(80,000)
Repurchase of common stock from employees	(421)	—	—	—	(7,921)	—	(7,921)
Adoption of ASC 842, net of tax	—	—	—	(44,435)	-	—	(44,435)
Reissuance of treasury stock	1,283	—	(21,672)	1,979	21,834	—	2,141
Net income	—	—	—	105,734		—	105,734
Other comprehensive income (loss)	—	—	—	—	—	(1,798)	(1,798)
Cash dividends declared and dividend equivalents ($0.275 per share)	—	—	990	(47,855)	—	—	(46,865)
Balance at August 3, 2019	168,962	$2,496	$568,413	$2,070,077	$(1,375,779)	$(36,630)	$1,228,577

Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	15,354	—	—	—	15,354
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(436)	—	—	—	(5,215)	—	(5,215)
Convertible Notes- Equity portion, net of tax	—	—	68,330	—	—	—	68,330
Reissuance of treasury stock	1,253	—	(14,788)	(6,853)	21,262	—	(379)
Net loss	—	—	—	(270,915)	—	—	(270,915)
Other comprehensive income (loss)	—	—	—	—	—	(14,823)	(14,823)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	532	(22,837)	—	—	(22,305)
Balance at August 1, 2020	166,090	$2,496	$647,284	$1,807,687	$(1,411,576)	$(47,991)	$997,900

Refer to Notes to Consolidated Financial Statement

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	August 1,	August 3,
(In thousands)	2020	2019
Operating activities:
Net (loss) income	$(270,915)	$105,734
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83,305	90,787
Share-based compensation	15,654	14,298
Deferred income taxes	(5,437)	11,823
Loss on impairment of assets	153,617	—
Changes in assets and liabilities:
Merchandise inventory	22,119	(110,768)
Operating lease assets	142,564	120,241
Operating lease liabilities	(70,831)	(132,279)
Other assets	(94,433)	(27,368)
Accounts payable	8,591	76,326
Accrued compensation and payroll taxes	22,797	(27,436)
Accrued and other liabilities	(43,450)	(3,761)
Net cash (used for) provided by operating activities	(36,419)	117,597
Investing activities:
Capital expenditures for property and equipment	(61,402)	(91,793)
Purchase of available-for-sale investments	(14,956)	(50,000)
Sale of available-for-sale investments	69,956	92,135
Other investing activities	(372)	(1,201)
Net cash (used for) provided by investing activities	(6,774)	(50,859)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(20,000)	(80,000)
Repurchase of common stock from employees	(5,215)	(7,921)
Proceeds from revolving line of credit and convertible notes	736,108	—
Principal payments on revolving line of credit	(130,000)
Net proceeds from stock options exercised	—	2,119
Cash dividends paid	—	(46,865)
Other financing activities	(682)	(108)
Net cash (used for) provided by financing activities	580,211	(132,775)
Effect of exchange rates changes on cash	(161)	(127)
Net change in cash and cash equivalents	536,857	(66,164)
Cash and cash equivalents - beginning of period	361,930	333,330
Cash and cash equivalents - end of period	$898,787	$267,166

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company, “we” and “our”) at August 1, 2020 and August 3, 2019 and for the 13 and 26 week periods ended August 1, 2020 and August 3, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Fiscal 2019 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

American Eagle Outfitters, Inc., a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Tailgate, a vintage, sports-inspired apparel brand with a college town store concept, and Todd Snyder New York, a premium menswear brand.

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

COVID-19 Pandemic

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization.  National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations.  The Company’s business operations and financial performance for the 13 and 26 weeks ended August 1, 2020 were materially impacted by COVID-19.  These impacts are discussed within these notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to address the COVID-19 pandemic. The income tax related impacts of the CARES Act are discussed within Note 10 to the Consolidated Financial Statements.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At August 1, 2020, and in all periods presented, the Company operated in one reportable segment.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”) which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-06 on its Consolidated Financial Statements, which may be material.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended August 1, 2020, an unrealized gain of $7.1 million is included in accumulated other comprehensive income, which is primarily related to the rise of the US dollar to Mexican peso and US dollar to Canadian dollar exchange rates. During the 26 weeks ended August 1, 2020, an unrealized loss of $14.8 million is included in accumulated other comprehensive income. This is primarily related to the decline in the US dollar to Mexican peso and US dollar to Canadian dollar exchange rates during the 13 weeks ended May 2, 2020, partially offset by the strengthening of the US dollar during the 13 weeks ended August 1, 2020.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-term investments classified as available-for-sale include certificates of deposit with a maturity greater than three months, but less than one year.

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

The Company defers a portion of the sales revenue attributed to loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to the Customer Loyalty Program caption below for additional information.

The following table sets forth the approximate consolidated percentage of total net revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Men’s apparel and accessories	23%	28%	23%	28%
Women’s apparel and accessories (excluding Aerie)	49%	53%	48%	54%
Aerie	28%	19%	29%	18%
Total	100%	100%	100%	100%

The following table disaggregates the Company’s total net revenue by geography for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Total Net Revenue:
United States	$780,028	$869,001	$1,268,904	$1,642,482
Foreign (1)	103,482	171,878	166,298	284,687
Total Net Revenue	$883,510	$1,040,879	$1,435,202	$1,927,169

(1)	Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed and/or shipped to foreign countries, and international franchise royalty revenue.

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

As of August 1, 2020, the weighted average remaining useful life of our assets was approximately 7.5 years.

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

There were no long-lived asset impairment charges recorded during the 13 weeks ended August 1, 2020. During the 26 weeks ended August 1, 2020, the Company recorded impairment of property and equipment of $51.5 million.  Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the impairment of these assets. No long-lived asset impairment charges were recorded during the 13 and 26 weeks ended August 3, 2019.

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

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 26 weeks ended August 1, 2020 and August 3, 2019.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded approximately $1.6 million and $1.8 million of revenue related to gift card breakage during the 13 weeks ended August 1, 2020 and August 3, 2019, respectively. During the 26 weeks ending August 1, 2020 and August 3, 2019, the Company recorded $3.3 million and $3.9 million, respectively of revenue related to gift card breakage.

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

No operating lease ROU asset impairment charges were recorded during the 13 weeks ended August 1, 2020.    During the 26 weeks ended August 1, 2020, the Company recorded impairment of operating lease ROU assets of $84.1 million.  Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.  No operating lease ROU asset impairment charges were recorded during the 13 or 26 weeks ended August 3, 2019.

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

Lease Modifications and COVID-19

The FASB staff issued a Q&A document in April 2020 providing guidance on how to apply the lease modification guidance in ASC 842 to rent concessions arising from COVID-19, allowing companies to elect accounting for the concessions as if enforceable rights and obligations existed, regardless of whether they are explicitly stated in the lease contract.  Per the FASB staff Q&A guidance, entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

•

For concessions in the form of rent forgiveness, the Company invoked the accounting elections provided by the FASB staff; savings were recorded as a credit to variable rent in the period the amendments became fully executed.

•

For concessions in the form of deferred payments, the Company did not apply the FASB accounting elections; rent expense was recorded in accordance with ASC 842 and the unpaid amount remained accrued as part of the current operating lease liability.

•	All other forms of rent concessions followed our normal accounting policy for lease modifications, adhering to the guidance set forth in ASC 842.

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

Customer Loyalty Program

In June of 2020, the Company launched a highly-digitized loyalty program called Real Rewards by American Eagle and Aerie™ (the “Program”). This Program features both shared and unique benefits for loyalty members and credit card holders. Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn rewards in the form of discount savings certificates.  Prior to this launch in June 2020, under our previous program, AEO ConnectedTM, we also offered additional rewards for key items such as jeans and bras. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASC 606. The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606. As the points are earned, a current liability is recorded for the estimated cost of the reward, and the impact of adjustments is recorded in revenue.

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

3.  Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	August 1, 2020	February 1, 2020	August 3, 2019
Cash and cash equivalents:
Cash	$124,648	$126,087	$144,241
Money market securities	280,098	—	—
Interest bearing deposits	494,041	235,843	122,925
Total cash and cash equivalents	$898,787	$361,930	$267,166
Short-term investments
Certificates of deposit	—	55,000	50,000
Total short-term investments	—	55,000	50,000
Total	$898,787	$416,930	$317,166

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

Long-Term Debt

As of August 1, 2020, the fair value of the Company's $200.0 million in outstanding borrowings under its revolving credit facilities approximated the carrying value.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820.   There were no asset impairment charges recorded during the 13 weeks ended August 1, 2020.  During the 26 weeks ended August 1, 2020, the Company recorded asset impairment charges of $135.6 million on the assets of 272 retail stores and certain other corporate assets. Of the total, $84.1 million related to the impairment of operating lease ROU assets and $51.5 million related to the impairment of store and corporate property and equipment.    Additionally, we recorded impairment of $18.0 million of certain cost and equity method investments.  The assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations. The fair value of the impaired assets, after the recorded loss, is approximately $163.4 million.  There was no impairment recorded for the 13 or 26 weeks ended August 3, 2019.

The fair value of the impaired assets was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest and a real estate market participant discount rate for the ROU assets. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(In thousands)	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic number of common shares outstanding	166,315	170,756	166,461	172,291
Dilutive effect of stock options and non-vested restricted stock*	—	1,025	—	1,410
Diluted number of common shares outstanding	166,315	171,781	166,461	173,701
Anti-Dilutive Shares*	8,235	768	4,670	434

*For each of the 13 and 26 weeks ended August 1, 2020, there were 1.2 million potentially dilutive equity awards that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

For each of the 13 and 26 weeks ended August 1, 2020, there were 7.0 million and 3.5 million potentially dilutive shares from the Company’s convertible notes, respectively, that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

The Company has the right to settle its convertible notes in any combination of cash and shares of common stock.  However, the Company intends to settle the original principal portion of the notes in cash and any conversion value above the principal in stock.  Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in our weighted average diluted shares outstanding.  The Company uses the average of the closing prices of its common stock (NYSE: AEO) as reported on the New York Stock Exchange to calculate the conversion spread.  For the 13 weeks ended August 1, 2020, the average closing price of our stock was above the conversion price per share of $8.75, but due to the Company’s net loss, the convertible notes did not have a dilutive effect.  Additionally, for the 26 weeks ended August 1, 2020, the convertible notes did not have a dilutive effect due to the company’s net loss for this period. These convertible notes could have a potential dilutive effect in future periods.

Dilutive and anti-dilutive shares relate to share based compensation.  Refer to Note 8 and 9 to the Consolidated Financial Statements for additional information regarding our convertible notes and share-based compensation, respectively.

6.  Property and Equipment

Property and equipment consists of the following:

	August 1,	February 1,	August 3,
(In thousands)	2020	2020	2019
Property and equipment, at cost	$2,225,579	$2,314,428	$2,271,371
Less: Accumulated depreciation and impairment	(1,566,228)	(1,579,308)	(1,517,340)
Property and equipment, net	$659,351	$735,120	$754,031

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	August 1,	February 1,	August 3,
(In thousands)	2020	2020	2019
Goodwill, gross	$17,310	$17,353	$17,359
Accumulated impairment (1)	(4,196)	(4,196)	(2,484)
Goodwill, net	$13,114	$13,157	$14,875

Trademarks, at cost	72,057	71,685	71,226
Accumulated amortization	(33,739)	(31,838)	(29,775)
Trademarks, net	$38,318	$39,847	$41,451

Intangible assets, net, including goodwill	$51,432	$53,004	$56,326

(1)	Accumulated impairment includes $2.5 million recorded in Fiscal 2016 and $1.7 million in Fiscal 2019.

8.  Long-Term Debt, Net

Our long-term debt consisted of the following at each of August 1, 2020, February 1, 2020, and August 3, 2019:

	August 1,	February 1,	August 3,
(In thousands)	2020	2020	2019
Convertible notes principal	$415,025	$-	$-
Less: unamortized discount	(98,072)	-	-
Convertible notes, net	$316,953	$-	$-
Revolving credit facility borrowings	200,000	-	-
Total long-term debt, net	$516,953	$-	$-

Convertible Notes- Equity portion, net of tax	68,330	-	-

Convertible notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025 (the “Notes”). The Notes have a stated interest rate of 3.75%, payable semi-annually. The Company may redeem the notes, in whole or in part, at any time beginning April 2023.  The Company intends to use the net proceeds from the offering for general corporate purposes.

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

The effective interest rate for the notes is 10.0% and we calculated the effective yield using a market approach.  The remaining amortization period of the discount is 4.75 years.

Interest expense for the convertible notes was:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(In thousands)	2020	2019	2020	2019
Accrued interest for interest payments	$3,903	$-	$4,118	$-
Amortization of discount	3,982	-	4,195	-
Total interest expense	$7,885	$-	$8,313	$-

The following table discloses conversion amounts if the notes were all converted as of the end of the period:

(In thousands, except per share amounts)	August 1, 2020
Number of shares convertible	47,437
Conversion price per share	$8.75
Value in excess of principal if converted	$7,024,842

Revolving credit facilities

In January 2019, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”) for  five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”). The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities expire on January 30, 2024.

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

As of August 1, 2020, the Company was in compliance with the terms of the Credit Agreement and has $200.0 million in borrowings and $7.9 million outstanding in stand-by letters of credit.

The current interest rate for borrowings under the Credit Facilities is the one month LIBOR, plus an adjusted spread based on leverage as reflected in the Credit Facilities.  The weighted average interest rate for the 13 and 26 weeks ended August 1, 2020 is 1.95% and 2.15%, respectively.  The total interest expense for the 13 and 26 weeks ended August 1, 2020 was $1.3 million and $2.4 million, respectively.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 1, 2020 was $11.6 million ($7.0 million, net of tax) and $15.7 million ($9.5 million, net of tax), respectively, and for the 13 and 26 weeks ended August 3, 2019 was $9.3 million ($7.0 million, net of tax) and $14.3 million ($10.9 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 26 weeks ended August 1, 2020 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2020	2,584	$18.18
Granted	1,705	$10.30
Cancelled	(26)	$20.79
Outstanding - August 1, 2020	4,263	$15.02	5.3	$1,286
Vested and expected to vest - August 1, 2020	3,195	$15.62	3.7	$1,123
Exercisable - August 1, 2020 (1)	1,807	$17.08	1.7	$—

(1)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on August 1, 2020.

There was no cash received from the exercise of stock options for the 26 weeks ended August 1, 2020.  Cash received from the exercise of stock options was $2.1 million for the 26 weeks ended August 3, 2019. The actual tax benefit realized from stock option exercises totaled $0.1 million for the 26 weeks ended August 3, 2019.

As of August 1, 2020, there was $7.4 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended	26 Weeks Ended
	August 1,	August 3,
Black-Scholes Option Valuation Assumptions	2020	2019
Risk-free interest rate (1)	0.3 - 0.6%	2.2%
Dividend yield	3.5 - 6.0%	2.4%
Volatility factor (2)	43.1 - 48.7%	38.2%
Weighted-average expected term (3)	4.4 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on historical volatility of the Company’s common stock.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of some restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.  A monte-carlo simulation was utilized for the remaining awards.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	26 Weeks Ended		26 Weeks Ended
	August 1, 2020		August 1, 2020
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested - February 1, 2020	2,196	$18.56	2,138	$18.38
Granted	2,613	$9.06	503	$15.83
Vested	(920)	$16.67	(319)	$14.50
Cancelled	(123)	$15.62	(359)	$20.45
Nonvested - August 1, 2020	3,766	$12.51	1,963	$19.66

As of August 1, 2020, there was $36.3 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. Based on current probable performance, there is $7.2 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one- to two- year period.

As of August 1, 2020, the Company had 9.1 million shares available for all equity grants.

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

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 1, 2020 was 28.5% compared to 24.4% for the 13 weeks ended August 3, 2019.  The effective income tax rate for the 26 weeks ended August 1, 2020 was 28.8% compared to 23.3% for the 26 weeks ended August 3, 2019.  The increase in the effective income tax rate is primarily a result of the above-described provisions of the CARES Act which permit the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity, an unfavorable tax impact from share based payments in accordance with ASU 2019-16, and an increase to the valuation allowances recorded in the 13 weeks ended May 2, 2020. We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended August 1, 2020.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.6 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Impairment, Restructuring and COVID-19 Related Charges

The following table represents impairment and restructuring charges for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019.  All amounts were recorded within impairment, restructuring and COVID-19 related charges on the Consolidated Statements of Operations.

	13 weeks ended		26 weeks ended
	August 1,	August 3,	August 1,	August 3,
(In thousands)	2020	2019	2020	2019
Impairment charges (1)	$—	$—	$153,617	$—
Incremental COVID-19 related expenses(2)	13,885	—	13,885	—
Severance and related employee costs	726	2,728	2,729	4,272
Total impairment, restructuring and COVID-19 related charges	$14,611	$2,728	$170,231	$4,272

(1)

There were no impairment charges recorded during the 13 weeks ended August 1, 2020.  During the 26 weeks ended August 1, 2020, the Company recorded impairment charges of $153.6 million.  Of the total, $84.1 million related to the impairment of the operating ROU assets of 272 stores.  We recorded $51.5 million related to the impairment of certain corporate and store property and equipment.  We also recorded $18.0 million of impairment of certain cost and equity method investments.

(2)	Incremental COVID-19 related expenses consist of personal protective equipment and supplies for our associates and customers.

A roll-forward of restructuring liabilities recognized in accrued compensation and other current liabilities and accrued expenses in the Consolidated Balance Sheet is as follows:

26 Weeks Ended
August 1,
(In thousands)	2020
Accrued liability as of February 1, 2020	$4,187
Add: Costs incurred, excluding non-cash charges	16,613
Less: Cash payments and adjustments	(16,622)

Accrued liability as of August 1, 2020	$4,178

13. Subsequent Event

Subsequent to August 1, 2020, the Company repaid the remaining $200 million outstanding balance of its revolving Credit Facility.

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

Executive Overview and Key Performance Indicators

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

Operating (loss) income — Our management views operating income as a key indicator of our performance. The key drivers of operating (loss) income are comparable sales, gross profit, our ability to control selling, general and administrative expenses, and our level of capital expenditures for a reasonable period of time.

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

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses, as well as other measures to mitigate the spread of the virus. The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis.  See Part II, Item 1A. Risk Factors herein for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Commencing in early March 2020, we experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19 and government actions to combat it.  In response, we closed our stores to the public after the close of business on March 17, 2020; however, we continued to operate our digital business.  These actions significantly impacted our results for the first quarter of Fiscal 2020.  Since May 2, 2020, we have started to re-open stores and call back furloughed employees where state and local governments have lifted stay-at-home orders.  As of August 1, 2020, nearly all of our stores have re-opened and remain open.  However, our results of operations for the 13 weeks ended August 1, 2020 continued to be significantly impacted by continued store closures and reduced customer traffic in re-opened store locations.

Since the first day that stores were closed to the public, our digital sales growth has accelerated, significantly exceeding our expectations throughout the second quarter of Fiscal 2020. In order to support online demand and utilize in-store inventory, we continued to leverage our store network for buy-online/ship-from-store capabilities, where possible.  Despite our strength in digital sales, we have historically generated the majority of our revenue through stores and there can be no assurance that the current performance in our digital sales growth will continue.  As a result, we do not believe that our results for the 13 or 26 weeks ended August 1, 2020 are directly comparable to the same period in Fiscal 2019.

The safety and health of our associates and customers remains a paramount concern.  In March 2020, we hired a medical consultant to advise us on health and safety and to ensure we have the very best practices in all of our locations.  We instituted a work from home in mid-March ahead of stay-at-home orders.  We are taking various precautions in our stores, which include sanitation stations and masks for all customers to provide a safe and secure environment.  Plexiglas health guard partitions have also been installed at the registers along with the implementation of enhanced cleaning routines and protocols.

Further, we continue to take precautionary measures and adjust our operational needs due to the impact of COVID-19. Since March 2020, the Company has taken the following actions to preserve our financial strength:

•	a suspension of our share repurchase program and deferred payment of the first quarter Fiscal 2020 cash dividend;

•	temporary furloughs of store, field and corporate associates beginning April 5, 2020, largely reflecting the continued uncertainty around the duration of store closures;
•	reductions to operating expenses, which include delayed merit increases for associates, a hiring freeze and other cost saving initiatives;
•	convertible notes issuance and credit facility borrowings;
•	cuts to inventory receipts to align with lower demand due to store closures; and
•	planned reductions to capital expenditures across stores, information technology and other projects to a range of $100 million to $125 million for Fiscal 2020.

In addition, we have had productive discussions with our vendors to reduce purchases and extend payment terms, as well as with our landlords regarding the extension of payment terms and rent concessions.

As of August 1, 2020, we had approximately $898.8 million in cash and cash equivalents, which includes the proceeds from our convertible notes issuance and Credit Facility borrowings, each discussed in greater detail below. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.  Taking into account the measures described above, we believe that our current liquidity would enable us to continue operations beyond Fiscal 2020, if necessary, even if the majority of our retail locations were forced to close during the duration of that period.

While our digital business, including buy-online/ship-from-store capabilities, continues to operate, and subsequent to May 2, 2020, nearly all of our stores have reopened and remain open, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our consolidated operations and financial results going forward due to:

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

•	potential changes in consumer behavior and shopping patterns, including traffic through stores once they reopen;
•	a deterioration of economic conditions in the United States, which could have an impact on discretionary consumer spending;
•	the ability of our distribution centers to maintain adequate staffing to meet increased customer demand;
•	the impact on our landlords, their treatment of us and our resulting ability of us to keep our stores open; and
•	the impact of COVID-19 on our and our vendors’ supply chain, including impacts on adequate inventory levels and supply chain costs, and on our third-party delivery service providers.

Results of Operations

Overview

Our business is affected by the pattern of seasonality common to most retail apparel businesses. Additionally, during the 13 and 26 weeks ended August 1, 2020, our results of operations were materially impacted by the effects of COVID-19.

Second quarter revenue strengthened as stores successfully reopened, the digital channel accelerated and Aerie posted strong growth.  Operational disciplines, inventory optimization and reduced spending resulted in sequential improvement in operating earnings and positive cash flow in the second quarter, fortifying our financial position, ending the quarter with $899 million in cash.  The results for the current and prior periods are not necessarily indicative of future financial results.

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

	13 Weeks Ended
	August 1,	August 3,
	2020	2019
Net (loss) income per diluted share - GAAP Basis	$(0.08)	$0.38
Add: Incremental COVID-19 related expenses and Restructuring(1)	$0.05	$0.01
Net (loss) income per diluted share - Adjusted or Non- GAAP Basis	$(0.03)	$0.39

(1)

13 weeks ended August 1, 2020: $13.9 million of Incremental COVID-19 related expenses consisting of personal protective equipment and supplies for our associates and customers and $0.7 million of corporate severance.

13 weeks ended August 3, 2019: $2.7 million of restructuring charges, primarily consisting of corporate severance.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Total net revenue	100.0%	100.0%	100.0%	100.0
Cost of sales, including certain buying, occupancy and warehousing expenses	70.0	63.3	79.5	63.3
Gross profit	30.0	36.7	20.5	36.7
Selling, general and administrative expenses	25.3	24.3	28.7	25.1
Impairment, restructuring and COVID-19 related charges	1.7	0.3	11.9	0.2
Depreciation and amortization expense	4.4	4.3	5.7	4.7
Operating (loss) income	(1.4)	7.8	(25.8)	6.7
Other (expense) income, net	(0.8)	0.4	(0.7)	0.4
(Loss) Income before income taxes	(2.2)	8.2	(26.5)	7.1
(Benefit) provision for income taxes	(0.6)	2.0	(7.6)	1.7
Net (loss) Income	(1.6)%	6.2%	(18.9)%	5.4

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Number of stores:
Beginning of period	1,093	1,061	1,095	1,055
Opened	16	19	19	30
Closed	(11)	(5)	(16)	(10)
End of period	1,098	1,075	1,098	1,075
Total gross square feet at end of period (in '000)	6,828	6,740	6,828	6,740
International licensed/franchise stores at end of period (1)	220	236	220	236

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 931 American Eagle retail stores which include 175 Aerie side-by-side locations, 160 Aerie stand-alone locations and AEO Direct. Additionally, there were four Tailgate and three Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended August 1, 2020 to the 13 weeks ended August 3, 2019

Total Net Revenue

Total net revenue decreased 15%, or $157.4 million, to $883.5 million compared to $1,040.9 million last year.  The COVID-19 pandemic negatively affected our financial results for the thirteen weeks ended August 1, 2020.  Included in total net revenue over the same period last year was $40 million recognized for license royalties from a third-party operator of AE stores in Japan.

By brand, including the respective AEO Direct sales, American Eagle brand revenue decreased 26% compared to a 1% decrease last year. Aerie brand revenue increased 32%, compared to a 22% increase last year.

Gross Profit

Gross profit decreased 31% or $117.4 million, to $265.2 million compared to $382.6 million last year.  Gross profit last year included an approximately $38.0 million benefit from Japanese license royalties.  The gross margin decline reflected a reduction in store revenue and higher delivery and distribution center costs, primarily due to a strong digital business and higher cost per shipment.  This was partly offset by lower rent expense and an increase in mark-up.  As a rate to revenue, gross margin declined to 30.0% compared to 36.7% last year.

There was $4.5 million and $3.9 million of share-based payment expense included in gross profit for the periods ended August 1, 2020 and August 3, 2019, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 12% or $29.4 million to $223.7 million from $253.1 million last year.  The decrease primarily reflects lower operating expenses due to store closures and disciplined cost controls. As a rate to revenue, SG&A increased to 25.3% compared to 24.3% last year.

There was $7.0 million and $5.4 million of share-based payment expense included in SG&A expenses for the periods ended August 1, 2020 and August 3, 2019, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

Impairment, restructuring and COVID-19 related charges were $14.6 million, or 1.7% as a percentage of total net revenue, for the 13 weeks ended August 1, 2020. These expenses consisted of $13.9 million of incremental COVID-19 related expenses including personal protective equipment and supplies for our associates and customers and $0.7 million of severance costs.  For further information regarding impairment, restructuring and COVID-19 related charges, refer to Note 12 to the Consolidated Financial Statements. Restructuring charges were $2.7 million, or 0.3% as a percentage of total net revenue for the 13 weeks ended August 3, 2019.  These charges were primarily the result of corporate severance.

Based on the uncertainty from the COVID-19 pandemic, we are unable to accurately predict the ultimate impact that COVID-19 will have on our consolidated operations going forward, including, among other things, the length of time that such disruptions continue and the impact of governmental regulations that may be imposed in response to the COVID-19 pandemic.  Accordingly, we may be required to record further impairment and/or restructuring charges in future periods and expect to continue to incur charges for personal protective equipment and supplies for our associates and customers.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 13% or $5.8 million, to $39.1 million for the 13 weeks ended August 1, 2020, compared to $44.9 million for the 13 weeks ended August 3, 2019.  The decrease was due to asset impairments taken in recent quarters, as well as lower capital spending.  As a percentage of total net revenue, depreciation and amortization expense was 4.4% for the 13 weeks ended August 1, 2020 compared to 4.3% for the 13 weeks ended August 3, 2019.

Other (Expense) Income, Net

Other (expense) was $7.0 million for the 13 weeks ended August 1, 2020. Other income was $4.0 million for the 13 weeks ended August 3, 2019.  The decrease was primarily attributable to increased interest expense related to our long-term debt.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 1, 2020 was 28.5% compared to 24.4% for the 13 weeks ended August 3, 2019.  The increase in the effective income tax rate is primarily a result of provisions of the CARES Act which permits the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity, and an unfavorable tax impact from share based payments in accordance with ASU 2019-16. We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

Net (Loss) Income

Net income decreased $78.8 million, to a net loss of $13.8 million for the 13 weeks ended August 1, 2020, or (1.6%) as a percentage of total net revenue, as compared to net income of $65.0 million, or 6.2% as a percentage of total net revenue for the 13 weeks ended August 3, 2019. Net income per share decreased to a net loss of $0.08 per diluted share for the 13 weeks ended August 1, 2020, which included $0.05 of incremental COVID-19 related expenses and restructuring, compared to net income of $0.38 per diluted share, including $0.01 of restructuring charges, for the 13 weeks ended August 3, 2019.  The change in net income was attributable to the factors noted above.

Comparison of the 26 weeks ended August 1, 2020 to the 26 weeks ended August 3, 2019

Total Net Revenue

Total net revenue decreased 26%, or $492.0 million, to $1.435 billion compared to $1.927 billion last year.  Included in total net revenue last year was $40 million recognized for license royalties from a third-party operator of AE stores in Japan.  The COVID-19 pandemic and the associated closures of our retail stores since March 17, 2020 negatively affected our financial results for the 26 weeks ended August 1, 2020.  As of August 1, 2020 nearly all of our stores have opened and remain opened.

By brand, including the respective AEO Direct revenue, American Eagle brand revenue decreased 32% compared to a 2% increase last year. Aerie brand revenue increased 16%, compared to a 21% increase last year.

Gross Profit

Gross profit decreased 59%, or $414.0 million for the 26 weeks ended August 1, 2020, to $293.5 million compared to $707.5 million last year.  Gross profit last year included an approximately $38.0 million benefit from Japanese license royalties.  Our gross margin percentage declined to 20.5% of revenue from 36.7% of revenue last year.  This reflected the decline in revenue from retail store closures; higher markdowns and promotions to clear through spring and summer merchandise, inventory provisions, and the impact of fixed buying, occupancy and warehousing costs as a result of the revenue decline due to the impact of COVID-19 on our business.

There was $7.1 million and $6.3 million of share-based payment expense included in gross profit for the periods ended August 1, 2020 and August 3, 2019, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses decreased 15% or $71.9 million to $411.9 million from $483.8 million last year. As a percentage of total net revenue, SG&A expenses increased 360 basis points to 28.7%, compared to 25.1% last year, primarily due to lower revenue from retail store closures resulting from COVID-19.

There was $8.5 million and $8.0 million of share-based payment expense included in SG&A expenses for the periods ended August 1, 2020 and August 3, 2019, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

Impairment, restructuring and COVID-19 related charges were $170.2 million, or 11.9% as a percentage of total net revenue, for the 26 weeks ended August 1, 2020. These charges consisted of $153.6 million of impairment charges, $13.9 million of incremental COVID-19 related expenses, and $2.7 million of severance costs.  For further information regarding impairment, restructuring and COVID-19 related charges, refer to Note 12 to the Consolidated Financial Statements. Restructuring charges were $4.3 million, or 0.2% as a percentage of total net revenue for the 26 weeks ended August 3, 2019.  These charges were primarily the result of corporate severance and closure costs for our company-owned and operated stores in China.

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 9% or $7.9 million, to $81.8 million for the 26 weeks ended August 1, 2020, compared to $89.7 million for the 26 weeks ended August 3, 2019.  The decrease was due to asset impairments taken in recent quarters, as well as lower capital spending.  As a percentage of total net revenue, depreciation and amortization expense was 5.7% for the 26 weeks ended August 1, 2020 compared to 4.7% for the 26 weeks ended August 3, 2019.

Other (Expense) Income, Net

Other (expense) was $10.1 million for the 26 weeks ended August 1, 2020. Other income was $8.2 million for the 26 weeks ended August 3, 2019.  The decrease was primarily attributable to increased interest expense related to our long-term debt.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 26 weeks ended August 1, 2020 was 28.8% compared to 23.3% for the 26 weeks ended August 3, 2019.  The increase in the effective income tax rate is primarily a result of provisions of the CARES Act which permit the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity, an unfavorable tax impact from share based payments in accordance with ASU 2019-16, and an increase to the valuation allowances recorded in the current year. We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

Net (loss) Income

Net income decreased $376.6 million, to a net loss of $270.9 million for the 26 weeks ended August 1, 2020, or (18.9%) as a percentage of total net revenue, as compared to net income of $105.7 million, or 5.4% as a percentage of total net revenue for the 26 weeks ended August 3, 2019. Net income per share decreased to a net loss of $1.63 per diluted share for the 26 weeks ended August 1, 2020, which included $0.76 of impairment, restructuring and COVID-19 related charges, compared to net income of $0.61 per diluted share, including $0.02 of restructuring charges, for the 26 weeks ended August 3, 2019.  The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle stores have opened and will continue to open in areas including Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of August 1, 2020, we had 220 stores operated by our third party operators in 25 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 1, 2020, we had 100 company-owned stores in Canada, 46 in Mexico, 9 in Hong Kong and 6 in Puerto Rico.

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

As of August 1, 2020, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 1, 2020:

	Fair Value Measurements at August 1, 2020
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$124,648	$—	—	—
Money market securities	280,098	—	—	—
Interest bearing deposits	494,041	—	—	—
Total cash and cash equivalents	$898,787	$—	$—	$—

Long-Term Debt

As of August 1, 2020, the fair value of the Company's $200.0 million in outstanding borrowings under its revolving credit facility approximated the carrying value.

The fair value of the Company's convertible notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of these convertible notes was measured using a secondary market quoted price, which considers market related conditions, and is therefore within Level 2 of the fair value hierarchy.

Liquidity and Capital Resources

Our uses of cash have historically been for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock.  Additionally, our uses of cash have included the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  The rapid expansion of the COVID-19 global pandemic, the related economic impact, and the closure of our retail stores, resulted in a decline in net sales and earnings for the 13 and 26 week periods ended August 1, 2020, which had a corresponding impact on our liquidity and uses of cash.

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January 2024.  In March 2020 we provided notice to the lender to borrow $330 million under the Credit Facility.  We elected to draw down available funds to ensure that we maintain financial flexibility in light of the spread of COVID-19.  As of August 1, 2020, our balance under the Credit Facility was $200 million.  Furthermore, in April 2020, we issued $415 million aggregate principal amount of convertible senior notes due in 2025.

As discussed in the overview, we are focused on preserving our liquidity and managing our cash flows through certain actions to enhance our ability to meet short-term liquidity needs. We have taken a series of actions to reinforce our liquidity and financial flexibility, including:

•	a suspension of our share repurchase program and deferred payment of the first quarter Fiscal 2020 cash dividend;
•	temporary furloughs of store, field, and corporate associates that began on April 5, 2020, largely reflecting the continued uncertainty surrounding the duration of store closures;
•	reductions to operating expenses, which include delayed merit increases for associates, a hiring freeze, and other cost-saving initiatives;
•	convertible notes issuance and credit facility borrowings;

•	cuts to inventory receipts to align with lower demand due to store closures; and
•	planned reductions to capital expenditures across stores, information technology and other projects to a range of $100 million to $125 million for Fiscal 2020.

As of August 1, 2020, we had approximately $899 million in cash and cash equivalents, which includes the proceeds from our convertible notes and Credit Facility borrowings. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity. Taking into account the measures described above, we believe that our on-hand liquidity would enable us to continue operations beyond Fiscal 2020, if necessary, even if the majority of our retail locations were forced to close during the duration of that period.

The following sets forth certain measures of our liquidity:

	August 1,	February 1,	August 3,
	2020	2020	2019
Working Capital (in thousands)	$741,953	$296,174	$256,427
Current Ratio	1.88	1.39	1.33

Working capital increased $445.8 million compared to February 1, 2020 and increased $485.5 million compared to last year. The largest increase came from cash of $481.9 million due to the proceeds from our convertible notes and Credit Facility borrowings.  Compared to February 1, 2020, the remaining change was primarily due to a $25.1 million decrease in merchandise inventory.

Cash Flows (Used for) Provided by Operating Activities

Net cash used for operating activities totaled $36.4 million for the 26 weeks ended August 1, 2020, compared to cash flows provided by operating activities of $117.6 million for the 26 weeks ended August 3, 2019. Our primary outflow was for the payment of operational costs. For the 26 week period ended August 3, 2019, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows (Used for) Provided by Investing Activities

Net cash used for investing activities totaled $6.8 million for the 26 weeks ended August 1, 2020, compared to net cash used for investing activities of $50.9 million for the 26 weeks ended August 3, 2019.  Investing activities for the 26 weeks ended August 1, 2020 primarily consisted of $55.0 million of net short-term investment sales, offset by $61.4 million of capital expenditures for property and equipment.  We anticipate our capital expenditures for the remainder of Fiscal 2020 to be lower compared to prior years as we manage spending to help mitigate the negative impact of COVID-19 on our business.

Investing activities for the 26 weeks ended August 3, 2019 primarily included $91.8 million of capital expenditures for property and equipment, partially offset by $42.1 million of net short-term investment sales.

Cash Flows Provided by (Used for) Financing Activities

Net cash provided by financing activities totaled $580.2 million for the 26 weeks ended August 1, 2020, compared to net cash used for financing activities of $132.8 million for the 26 weeks ended August 3, 2019.  Cash provided by financing activities for the 26 weeks ended August 1, 2020 consisted primarily of $406.1 million of net proceeds from the issuance of convertible senior notes and the $200.0 million of borrowings on our Credit Facilities, net of a $130.0 million pay-down on the Credit Facility during the 13 weeks ended August 1, 2020.  This was partially offset by $20.0 million used for purchases of 1.7 million shares of common stock under publicly-announced programs in early March 2020, and $5.2 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

We borrowed on our Credit Facilities and issued convertible notes to strengthen our cash position and provide us with additional financial flexibility during the remainder of the ongoing COVID-19 pandemic.

Cash used for financing activities for the 26 weeks ended August 3, 2019 consisted primarily of $80.0 million used for repurchase of 4.3 million shares of common stock under publicly announced programs, $46.9 million for cash dividends paid at a quarterly rate of $0.1375 per share, and $7.9 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

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

As of August 1, 2020, the Company was in compliance with the terms of the Credit Agreement and had $200.0 million in borrowings, net of a $130.0 million pay-down on the Credit Facility during the 13 weeks ended August 1, 2020 and $7.9 million outstanding in stand-by letters of credit.  The current interest rate for borrowings under the Credit Facilities is the one month LIBOR, plus an adjusted spread based on leverage as reflected in the Credit Facilities.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended August 1, 2020 were $61.4 million, and included $27.7 million related to investments in our stores, including 16 new AEO stores (14 Aerie stand-alone stores, one American Eagle, and one Todd Snyder store), three remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($15.5 million), e-commerce ($13.9 million) and other home office projects ($4.3 million).

In order to preserve financial liquidity in response to the uncertainty created by the impact of COVID-19, the company has reduced its Fiscal 2020 capital spending plans to a range of $100 to $125 million, prioritizing strategic omni-channel, store and supply-chain investments aimed at further strengthening its competitive position.

Stock Repurchases

During Fiscal 2019, our Board of Directors (our “Board”) authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchases authorization to 33.6 million shares.  In early March 2020, as part of our publicly-announced share repurchase program, we repurchased 1.7 million shares for $20.0 million, at a weighted average price of $11.63 per share.

As previously announced, to preserve cash liquidity in response to the uncertainty created by the impact of COVID-19, the company has suspended the stock repurchase program.  Accordingly, during the 13 weeks ended August 1, 2020, we did not repurchase any shares pursuant to this program. During the 26 weeks ended August 3, 2019, as part of our publicly announced share repurchase program, we repurchased 4.3 million shares for $80 million, at a weighted average price of $18.96 per share.

As of August 1, 2020, 3.6 million shares remained under the share repurchase program authorized by our Board in April 2016 that expires on January 30, 2021.

During the 26 weeks ended August 1, 2020 and August 3, 2019, we repurchased approximately 0.4 million shares from certain employees at a market prices totaling $5.2 million and $7.9 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

Our Board declared a quarterly cash dividend of $0.1375 per share on March 26, 2020 for the first quarter of 2020, which was delayed.  Although it was originally payable on May 14, 2020 to stockholders of record at the close of business on April 30, 2020; as part of our efforts to carefully manage the impact of COVID-19 on our liquidity, it will now be paid on April 23, 2021, to stockholders of record at the close of business on April 9, 2021.

To preserve liquidity, the Company suspended its second quarter dividend and does not anticipate declaring a dividend for the rest of Fiscal 2020. The Company maintains the right to defer the record and payment dates of its dividends, depending upon, among other factors, the progression of the COVID-19 outbreak, business performance and the macroeconomic environment.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $7.1 million is included in accumulated other comprehensive income during the 13 weeks ended August 1, 2020 and an unrealized loss of $14.8 million is included in accumulated other comprehensive income during the 26 weeks ended August 1, 2020. Our market risk profile as of February 1, 2020 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2019 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 1, 2020, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2019 Form 10-K.  The information presented below updates, and should be read in conjunction with the risk factors and information disclosed in our Fiscal 2019 Form 10-K, our Form 10-Q for the thirteen weeks ended May 2, 2020, which was filed with the SEC on June 4, 2020, and any other filings that we make with the SEC.  Except as presented below, there have been no material changes to our risk factors as disclosed in the Fiscal 2019 Form 10-K, our Form 10-Q for the thirteen weeks ended May 2, 2020 and in our subsequent filings with the SEC.

The novel coronavirus (COVID-19) pandemic has had, and is expected to continue to have, an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending have led to an economic downturn in many of our markets. We continue to operate our e-commerce business, and had to temporarily close our corporate offices and American Eagle and Aerie physical stores.  We have begun to reopen stores where the applicable state and local governments have lifted stay-at-home orders, but have had to operate at lower capacities than normal.

The COVID-19 pandemic also directly threatens the health of our associates and customers.  The operation of all of our stores is critically dependent on our associates who staff these locations.  In the event that an associate tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more associates, which could negatively impact our financial results.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response to the pandemic, which could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our e-commerce business. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellations of events, among other effects, thereby negatively impacting our operations. In addition, we expect to be impacted by a deterioration of economic conditions in the United States, which potentially could have an impact on discretionary consumer spending. To the extent that our target customer demographic is disproportionately impacted by unemployment or otherwise as a result of the COVID-19 pandemic, our business may be further adversely affected.  While it is premature to accurately predict the ultimate impact of these developments, we expect our results for the remainder of the COVID-19 pandemic to be adversely impacted in a significant manner.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Risk Factors under Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2020, filed with the SEC on March 12, 2020, including, but not limited to, risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third party delivery service providers, our ability to access to adequate quantities of product and materials, tariffs, and regulatory restrictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 1, 2020.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 3, 2020 through May 30, 2020)	—	$—	—	33,643,909
Month #2 (May 31, 2020 through July 4, 2020)	320,239	$11.75	—	33,643,909
Month #3 (July 5, 2020 through August 1, 2020)	1,641	$10.70	—	33,643,909
Total	321,880	$11.74	—	33,643,909

(1)

As previously disclosed, the Company has suspended its share repurchase program.  Accordingly, during the 13 weeks ended August 1, 2020 there were no shares repurchased as part of our publicly announced share repurchase program and there were 0.3 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

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

* Exhibit 101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended August 1, 2020, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of August 1, 2020, February 1, 2020 and August 3, 2019, (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, and (v) Consolidated Statements of Cash Flows for the 26 weeks ended August 1, 2020 and August 3, 2019

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in inline XBRL

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 9, 2020

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)