Form 10-Q
period 2020-10-31
AMERICAN EAGLE OUTFITTERS INC
filed 2020-12-03
CIK 919012

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

For the quarterly period ended October 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 166,184,108 Common Shares were outstanding at December 1, 2020.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•	the planned opening of approximately 30 Aerie stores during Fiscal 2020;
•	the potential closures, including temporary closures, of American Eagle and Aerie stores, primarily in North America, during Fiscal 2020;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•	the payment of a dividend in future periods;
•	the possibility that future access to the debt markets may not be available, or available at terms or interest rates that are attractive;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, future dividends, and working capital requirements;
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

•	the possibility that we may be required to take additional impairment and restructuring charges.

Our forward-looking statements surrounding the novel strain of coronavirus (COVID-19) include, but are not limited to:

•	the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income and freedom of movement;
•	the current unknown duration of the COVID-19 pandemic, including a potential resurgence during the fourth quarter of Fiscal 2020 or beyond;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	February 1,	November 2,
(In thousands, except per share amounts)	2020	2020	2019
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$692,356	$361,930	$214,514
Short-term investments	-	55,000	50,000
Merchandise inventory	559,961	446,278	647,329
Accounts receivable, net	124,560	119,064	112,304
Prepaid expenses and other	130,909	65,658	54,427
Total current assets	1,507,786	1,047,930	1,078,574

Property and equipment, at cost, net of accumulated depreciation	650,397	735,120	764,350
Operating lease right-of-use assets	1,243,311	1,418,916	1,486,133
Intangible assets net, including goodwill	50,864	53,004	55,466
Non-current deferred income taxes	12,774	22,724	16,833
Other Assets	33,083	50,985	50,896
Total assets	$3,498,215	$3,328,679	$3,452,252

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$304,552	$285,746	$366,676
Current portion of operating lease liabilities	346,321	299,161	292,312
Accrued income and other taxes	15,503	9,514	18,421
Accrued compensation and payroll taxes	117,736	43,537	43,473
Dividends payable	22,843	—	—
Unredeemed gift cards and gift certificates	39,794	56,974	32,411
Other current liabilities and accrued expenses	47,587	56,824	56,859
Total current liabilities	894,336	751,756	810,152
Non-current liabilities:
Long-term debt, net	321,081	—	—
Non-current operating lease liabilities	1,196,755	1,301,735	1,353,819
Other non-current liabilities	17,846	27,335	27,896
Total non-current liabilities	1,535,682	1,329,070	1,381,715
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 166,129, 166,993 and 166,974 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	655,891	577,856	574,391
Accumulated other comprehensive loss	(44,673)	(33,168)	(35,861)
Retained earnings	1,865,370	2,108,292	2,127,312
Treasury stock, 83,437, 82,573 and 82,592 shares, respectively	(1,410,887)	(1,407,623)	(1,407,953)
Total stockholders’ equity	1,068,197	1,247,853	1,260,385
Total liabilities and stockholders’ equity	$3,498,215	$3,328,679	$3,452,252

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(In thousands, except per share amounts)	2020	2019	2020	2019
Total net revenue	1,031,617	1,066,412	2,466,819	2,993,581
Cost of sales, including certain buying, occupancy and warehousing expenses	616,840	659,350	1,758,537	1,879,027
Gross profit	414,777	407,062	708,282	1,114,554
Selling, general and administrative expenses	273,297	258,973	685,206	742,764
Impairment, restructuring and COVID-19 related charges	6,955	-	177,186	4,272
Depreciation and amortization expense	38,974	44,987	120,818	134,648
Operating income (loss)	95,551	103,102	(274,928)	232,870
Interest expense (income), net	7,924	(1,238)	16,617	(4,797)
Other income, net	(2,223)	(1,339)	(793)	(5,952)
Income (loss) before income taxes	89,850	105,679	(290,752)	243,619
Provision (Benefit) for income taxes	31,742	24,918	(77,943)	57,125
Net income (loss)	58,108	80,761	(212,809)	186,494

Net income (loss) per basic share	$0.35	$0.48	$(1.28)	$1.09
Net income (loss) per diluted share	$0.32	$0.48	$(1.28)	$1.09

Weighted average common shares outstanding - basic	166,185	167,912	166,385	170,463
Weighted average common shares outstanding - diluted	184,397	168,693	166,385	171,697

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$58,108	$80,761	$(212,809)	$186,494
Other comprehensive income (loss):
Foreign currency translation adjustments	3,318	769	(11,505)	(1,029)
Other comprehensive income (loss):	3,318	769	(11,505)	(1,029)
Comprehensive income (loss)	$61,426	$81,530	$(224,314)	$185,465

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended October 31, 2020 and November 2, 2019

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at August 3, 2019	168,962	$2,496	$568,413	$2,070,077	$(1,375,779)	$(36,630)	$1,228,577
Stock awards	—	—	5,565	—	—	—	5,565
Repurchase of common stock as part of publicly announced programs	(2,000)	—	—	—	(32,381)	—	(32,381)
Repurchase of common stock from employees	(3)	—	—	—	(50)	—	(50)
Reissuance of treasury stock	15	—	(175)	20	257	—	102
Net income	—	—	—	80,761	—	—	80,761
Other comprehensive income (loss)	—	—	—	—	—	769	769
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	588	(23,546)	—	—	(22,958)
Balance at November 2, 2019	166,974	$2,496	$574,391	$2,127,312	$(1,407,953)	$(35,861)	$1,260,385

Balance at August 1, 2020	166,090	$2,496	$647,284	$1,807,687	$(1,411,576)	$(47,991)	$997,900
Stock awards	—	—	8,946	—	—	—	8,946
Repurchase of common stock from employees	(11)	—	—	—	(142)	—	(142)
Reissuance of treasury stock	50	—	(536)	(420)	831	—	(125)
Net income	—	—	—	58,108	—	—	58,108
Other comprehensive income (loss)	—	—	—	—	—	3,318	3,318
Current period adjustment to dividend declared ($0.375 per share)	—	—	197	(5)	—	—	192
Balance at October 31, 2020	166,129	$2,496	$655,891	$1,865,370	$(1,410,887)	$(44,673)	$1,068,197

39 Weeks Ended October 31, 2020 and November 2, 2019
(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	19,731	—	—	—	19,731
Repurchase of common stock as part of publicly announced programs	(6,336)	—	—	—	(112,381)	—	(112,381)
Repurchase of common stock from employees	(425)	—	—	—	(7,980)	—	(7,980)
Adoption of ASC 842, net of tax	—	—	—	(44,435)	-	—	(44,435)
Reissuance of treasury stock	1,299	—	(21,847)	1,999	22,100	—	2,252
Net income	—	—	—	186,494		—	186,494
Other comprehensive income (loss)	—	—	—	—	—	(1,029)	(1,029)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	1,578	(71,400)	—	—	(69,822)
Balance at November 2, 2019	166,974	$2,496	$574,391	$2,127,312	$(1,407,953)	$(35,861)	$1,260,385

Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	24,300	—	—	—	24,300
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(447)	—	—	—	(5,357)	—	(5,357)
Convertible Notes- Equity portion, net of tax	—	—	68,330	—	—	—	68,330
Reissuance of treasury stock	1,303	—	(15,324)	(7,270)	22,093	—	(501)
Net loss	—	—	—	(212,809)	—	—	(212,809)
Other comprehensive income (loss)	—	—	—	—	—	(11,505)	(11,505)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	729	(22,843)	—	—	(22,114)
Balance at October 31, 2020	166,129	$2,496	$655,891	$1,865,370	$(1,410,887)	$(44,673)	$1,068,197

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	October 31,	November 2,
(In thousands)	2020	2019
Operating activities:
Net (loss) income	$(212,809)	$186,494
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	123,094	136,355
Share-based compensation	24,685	19,946
Deferred income taxes	12,013	12,254
Loss on impairment of assets	153,617	—
Changes in assets and liabilities:
Merchandise inventory	(114,907)	(223,181)
Operating lease assets	189,630	195,678
Operating lease liabilities	(146,809)	(203,077)
Other assets	(86,501)	(23,578)
Accounts payable	17,769	125,910
Accrued compensation and payroll taxes	74,374	(38,646)
Accrued and other liabilities	(44,550)	(9,955)
Net cash (used for) provided by operating activities	(10,394)	178,200
Investing activities:
Capital expenditures for property and equipment	(92,591)	(149,866)
Purchase of available-for-sale investments	(14,956)	(70,000)
Sale of available-for-sale investments	69,956	112,135
Other investing activities	(511)	(1,361)
Net cash used for investing activities	(38,102)	(109,092)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(20,000)	(112,381)
Repurchase of common stock from employees	(5,357)	(7,980)
Proceeds from revolving line of credit and convertible notes	736,108	—
Principal payments on revolving line of credit	(330,000)	—
Net proceeds from stock options exercised	—	2,119
Cash dividends paid	—	(69,822)
Other financing activities	(889)	(83)
Net cash provided by (used for) financing activities	379,862	(188,147)
Effect of exchange rates changes on cash	(940)	223
Net change in cash and cash equivalents	330,426	(118,816)
Cash and cash equivalents - beginning of period	361,930	333,330
Cash and cash equivalents - end of period	$692,356	$214,514

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company, “we” and “our”) at October 31, 2020 and November 2, 2019 and for the 13 and 39 week periods ended October 31, 2020 and November 2, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Fiscal 2019 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

COVID-19 Pandemic

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization.  National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, but not limited to, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), requiring individuals to stay at home, and in most cases, ordering non-essential businesses to close or limit operations.  The Company’s business operations and financial performance for the 13 and 39 weeks ended October 31, 2020 were materially impacted by COVID-19.  These impacts are discussed within these notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to address the COVID-19 pandemic. The income tax related impacts of the CARES Act are discussed within Note 10 to the Consolidated Financial Statements.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At October 31, 2020, and in all periods presented, the Company operated in one reportable segment.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended October 31, 2020, an unrealized gain of $3.3 million is included in accumulated other comprehensive income, which is primarily related to the rise of the US dollar to Mexican peso and US dollar to Canadian dollar exchange rates. During the 39 weeks ended October 31, 2020, an unrealized loss of $11.5 million is included in accumulated other comprehensive income. This is primarily related to the decline in the US dollar to Mexican peso and US dollar to Canadian dollar exchange rates during the 13 weeks ended May 2, 2020, partially offset by the strengthening of the US dollar during the 26 weeks ended October 31, 2020.

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

The following table sets forth the approximate consolidated percentage of total net revenue attributable to each merchandise group for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Men’s apparel and accessories	26%	29%	24%	28%
Women’s apparel and accessories (excluding Aerie)	50%	54%	49%	54%
Aerie	24%	17%	27%	18%
Total	100%	100%	100%	100%

The following table disaggregates the Company’s total net revenue by geography for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Total Net Revenue:
United States	$898,241	$935,203	$2,167,145	$2,577,685
Foreign (1)	133,376	131,209	299,674	415,896
Total Net Revenue	$1,031,617	$1,066,412	$2,466,819	$2,993,581

(1)	Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed and/or shipped to foreign countries, and international franchise royalty revenue.

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

Interest Expense (Income), Net

Interest expense (income), net primarily consists of interest expense related to the Company’s Convertible Notes and borrowings under the Revolving Credit Facility, as well as interest income from cash, cash equivalents and short-term investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses resulting from foreign currency transactions.

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

As of October 31, 2020, the weighted average remaining useful life of our assets was approximately 7.4 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease ROU assets associated with retail stores, which have been open for a period sufficient to reach a Company-defined level of maturity.  The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts.  When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income (loss) within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

There were no long-lived asset impairment charges recorded during the 13 weeks ended October 31, 2020. During the 39 weeks ended October 31, 2020, the Company recorded impairment related to certain corporate and store property and equipment of $51.5 million.  Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the impairment of these assets. No long-lived asset impairment charges were recorded during the 13 and 39 weeks ended November 2, 2019.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Intangible Assets, including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business and Tailgate brand.  In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of February 1, 2020. As a result of the impact of the COVID-19 pandemic and the resulting significant decline in the Company’s results of operations during the 13 weeks ended May 2, 2020, an interim indicator of potential goodwill impairment was present.  As a result, the Company performed an interim impairment test as of May 2, 2020 and determined that the fair value of its goodwill continues to be in excess of its carrying value and therefore no impairment charge was recorded.

Definite-lived intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 39 weeks ended October 31, 2020 and November 2, 2019.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded approximately $1.6 million and $1.5 million of revenue related to gift card breakage during the 13 weeks ended October 31, 2020 and November 2, 2019, respectively. During the 39 weeks ending October 31, 2020 and November 2, 2019, the Company recorded $4.9 million and $5.4 million, respectively of revenue related to gift card breakage.

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

No operating lease ROU asset impairment charges were recorded during the 13 weeks ended October 31, 2020.    During the 39 weeks ended October 31, 2020, the Company recorded impairment of operating lease ROU assets of $84.1 million.  Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.  No operating lease ROU asset impairment charges were recorded during the 13 or 39 weeks ended November 2, 2019.

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

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the Company’s effective income tax rate.

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

3.  Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents:
Cash	$317,027	$126,087	$134,602
Interest bearing deposits	325,319	235,843	79,912
Money market securities	50,010	—	—
Total cash and cash equivalents	$692,356	$361,930	$214,514
Short-term investments
Certificates of deposit	—	55,000	50,000
Total short-term investments	—	55,000	50,000
Total	$692,356	$416,930	$264,514

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

Long-Term Debt

As of October 31, 2020, the Company repaid the outstanding borrowings of $330 million under its revolving credit facilities.

The fair value of the Company's convertible notes is not required to be measured at fair value on a recurring basis.  Upon issuance, the fair value of these convertible notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for potential impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value.

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820.   There were no asset impairment charges recorded during the 13 weeks ended October 31, 2020.  During the 39 weeks ended October 31, 2020, the Company recorded asset impairment charges of $135.6 million on the assets of 272 retail stores and certain other corporate assets. Of the total, $84.1 million related to the impairment of operating lease ROU assets and $51.5 million related to the impairment of store and corporate property and equipment.    Additionally, we recorded impairment of $18.0 million of certain cost and equity method investments.  The assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations. The fair value of the impaired assets, after the recorded loss, is approximately $163.4 million.  There was no impairment recorded for the 13 or 39 weeks ended November 2, 2019.

The fair value of the impaired assets was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest and a real estate market participant discount rate for the ROU assets. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(In thousands)	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic number of common shares outstanding	166,185	167,912	166,385	170,463
Dilutive effect of convertible notes	16,382	—	—	—
Dilutive effect of stock options and non-vested restricted stock	1,830	781	—	1,234
Diluted number of common shares outstanding	184,397	168,693	166,385	171,697
Anti-Dilutive Shares*	1,423	1,057	9,250	595

*For the 39 weeks ended October 31, 2020, there were 1.4 million potentially dilutive equity awards and 7.8 million potentially dilutive shares from the Company’s convertible notes that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive. For all other periods, anti-dilutive shares relate to stock options and unvested restricted stock.

The Company has the right to settle its convertible notes in any combination of cash and shares of common stock.  However, the Company intends to settle the original principal portion of the notes in cash and any conversion value above the principal in stock.  Because of this repayment policy election, only the conversion spread portion of the amount owed is reflected as dilutive in our weighted average diluted shares outstanding.  The Company uses the average of the closing prices of its common stock (NYSE: AEO) as reported on the New York Stock Exchange to calculate the conversion spread.  These convertible notes could have a potential dilutive effect in future periods.

Refer to Note 8 and 9 to the Consolidated Financial Statements for additional information regarding our convertible notes and share-based compensation, respectively.

6.  Property and Equipment

Property and equipment consists of the following:

	October 31,	February 1,	November 2,
(In thousands)	2020	2020	2019
Property and equipment, at cost	$2,255,676	$2,314,428	$2,326,704
Less: Accumulated depreciation and impairment	(1,605,279)	(1,579,308)	(1,562,354)
Property and equipment, net	$650,397	$735,120	$764,350

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	October 31,	February 1,	November 2,
(In thousands)	2020	2020	2019
Goodwill, gross	$17,331	$17,353	$17,374
Accumulated impairment (1)	(4,196)	(4,196)	(2,484)
Goodwill, net	$13,135	$13,157	$14,890

Trademarks, at cost	72,194	71,685	71,382
Accumulated amortization	(34,465)	(31,838)	(30,806)
Trademarks, net	$37,729	$39,847	$40,576

Intangible assets, net, including goodwill	$50,864	$53,004	$55,466

(1)	Accumulated impairment includes $2.5 million recorded in Fiscal 2016 and $1.7 million in Fiscal 2019.

8.  Long-Term Debt, Net

Our long-term debt consisted of the following at each of October 31, 2020, February 1, 2020, and November 2, 2019:

	October 31,	February 1,	November 2,
(In thousands)	2020	2020	2019
Convertible notes principal	$415,025	$—	$—
Less: unamortized discount	(93,944)	—	—
Convertible notes, net	$321,081	$—	$—
Revolving credit facility borrowings	—	—	—
Total long-term debt, net	$321,081	$—	$—

Convertible Notes- Equity portion, net of tax	68,330	—	—

Convertible notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025 (the “Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The Notes have a stated interest rate of 3.75%, payable semi-annually. The Company may redeem the Notes, in whole or in part, at any time beginning April 2023.  The Company used the net proceeds from the offering for general corporate purposes.

The Company does not have the right to redeem the Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the 40th scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the Notes, at its option, for cash, if the last reported sale price of AEO’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their Notes for approximately 114.3 shares of common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $8.75 per share.

The Company has the right to settle conversions in any combination of cash and shares of common stock. However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in stock. Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in earnings per share.

The effective interest rate for the Notes is 10.0% and we calculated the effective yield using a market approach.  The remaining amortization period of the discount is 4.50 years.

Interest expense for the Notes was:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(In thousands)	2020	2019	2020	2019
Cash interest expense	$3,848	$—	$7,966	$—
Amortization of discount	4,113	—	8,308	—
Total interest expense	$7,961	$—	$16,274	$—

The following table discloses conversion amounts if the Notes were all converted as of the end of the period:

(In thousands, except per share amounts)	October 31, 2020
Number of shares convertible	47,437
Conversion price per share	$8.75
Value in excess of principal if converted	$218,924

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

As of October 31, 2020, the Company was in compliance with the terms of the Credit Agreement and has $7.9 million outstanding in stand-by letters of credit.

The interest rate for borrowing under the Credit Facilities was one month LIBOR, plus an adjusted spread based on leverage as reflected in the Credit Facilities.  The weighted average interest rate for the 13 and 39 weeks ended October 31, 2020 was 0.34% and 1.79%.  The total interest expense for the 13 and 39 weeks ended October 31, 2020 was $0.1 million and $2.5 million, respectively.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 31, 2020 was $9.0 million ($5.7 million, net of tax) and $24.7 million ($17.9 million, net of tax), respectively, and for the 13 and 39 weeks ended November 2, 2019 was $5.6 million ($4.3 million, net of tax) and $19.9 million ($15.3 million, net of tax), respectively.

Stock Option Grants

The Company grants both time-based and performance-based stock options. A summary of the Company’s stock option activity for the 39 weeks ended October 31, 2020 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2020	2,584	$18.18
Granted	1,705	$10.30
Cancelled	(139)	$18.96
Outstanding - October 31, 2020	4,150	$14.92	5.0	$5,810
Vested and expected to vest - October 31, 2020	3,100	$15.54	3.4	$5,166
Exercisable - October 31, 2020 (1)	1,742	$17.09	1.5	$-

(1)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on October 31, 2020.

There was no cash received from the exercise of stock options for the 39 weeks ended October 31, 2020.  Cash received from the exercise of stock options was $2.1 million for the 39 weeks ended November 2, 2019. The actual tax benefit realized from stock option exercises totaled $0.1 million for the 39 weeks ended November 2, 2019.

As of October 31, 2020, there was $6.4 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	October 31,	November 2,
Black-Scholes Option Valuation Assumptions	2020	2019
Risk-free interest rate (1)	0.3 - 0.6%	2.2%
Dividend yield	3.5 - 6.0%	2.4%
Volatility factor (2)	43.1 - 48.7%	38.2%
Weighted-average expected term (3)	4.4 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on historical volatility of the Company’s common stock.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	39 Weeks Ended		39 Weeks Ended
	October 31, 2020		October 31, 2020
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested - February 1, 2020	2,196	$18.56	2,138	$18.38
Granted	2,701	$9.31	503	$15.83
Vested	(948)	$16.66	(319)	$14.50
Cancelled	(247)	$16.47	(467)	$22.28
Nonvested - October 31, 2020	3,702	$12.41	1,855	$17.37

As of October 31, 2020, there was $32.1 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.1 years. Based on current probable performance, there is $6.7 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one- to two- year period.

As of October 31, 2020, the Company had 9.0 million shares available for all equity grants.

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

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 31, 2020 was 35.3% compared to 23.6% for the 13 weeks ended November 2, 2019.  The effective income tax rate for the 39 weeks ended October 31, 2020 was 26.8% compared to 23.4% for the 39 weeks ended November 2, 2019.  The increase in the effective income tax rate is primarily a result of the above-described provisions of the CARES Act which permit the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity, an unfavorable tax impact from share based payments in accordance with ASU 2019-16 recorded in the 26 weeks ended August 1, 2020, and an increase to the valuation allowances recorded in the 13 weeks ended May 2, 2020. We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 31, 2020.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.3 million due to settlements, expiration of statute of limitations or other changes in unrecognized tax benefits.

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

12. Impairment, Restructuring and COVID-19 Related Charges

The following table represents impairment, restructuring and COVID-19 related charges for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019.  All amounts were recorded within impairment, restructuring and COVID-19 related charges on the Consolidated Statements of Operations.

	13 weeks ended		39 weeks ended
	October 31,	November 2,	October 31,	November 2,
(In thousands)	2020	2019	2020	2019
Impairment charges (1)	$—	$—	$153,617	$—
Incremental COVID-19 related expenses(2)	5,951	—	19,836	—
Severance and related employee costs	1,004	—	3,733	4,272
Total impairment, restructuring and COVID-19 related charges	$6,955	$—	$177,186	$4,272

(1)

There were no impairment charges recorded during the 13 weeks ended October 31, 2020.  During the 39 weeks ended October 31, 2020, the Company recorded impairment charges of $153.6 million.  Of the total, $84.1 million related to the impairment of the operating lease ROU assets of 272 stores.  We recorded $51.5 million related to the impairment of certain corporate and store property and equipment.  We also recorded $18.0 million of impairment of certain cost and equity method investments.

(2)	Incremental COVID-19 related expenses consist of personal protective equipment and supplies for our associates and customers.

A roll-forward of restructuring liabilities recognized in accrued compensation and payroll taxes and other current liabilities and accrued expenses in the Consolidated Balance Sheet is as follows:

39 Weeks Ended
October 31,
(In thousands)	2020
Accrued liability as of February 1, 2020	$4,187
Add: Costs incurred, excluding non-cash charges	23,568
Less: Cash payments and adjustments	(23,771)

Accrued liability as of October 31, 2020	$3,984

13. Subsequent Event

Subsequent to October 31, 2020, the Company announced that its Board of Directors updated the record and payment dates of the previously-deferred first quarter 2020 cash dividend, which originally was declared on March 26, 2020 and deferred on April 2, 2020 in response to store closures resulting from the COVID-19 pandemic.  The $0.1375 per share cash dividend is now payable on December 30, 2020 to stockholders of record at the close of business on December 16, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Fiscal 2019 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which can be found in our Fiscal 2019 Form 10-K.

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

Executive Overview and Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period.  In light of store closures and related disruptions from COVID-19, we have not disclosed comparable sales this quarter as the periods are not comparable.  In fiscal years following those with 53 weeks, including Fiscal 2018, the prior year period is shifted by one week to compare similar calendar weeks.

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

Commencing in early March 2020, we experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19 and government actions to combat it.  In response, we closed our stores to the public after the close of business on March 17, 2020; however, we continued to operate our digital business.  These actions significantly impacted our results for the first quarter of Fiscal 2020.  Beginning May 2, 2020, we started to re-open stores and call back furloughed employees where state and local governments have lifted stay-at-home orders.  As of October 31, 2020, nearly all of our stores have re-opened and remain open.  However, our results of operations for the 13 weeks ended October 31, 2020 continued to be significantly impacted by reduced customer traffic in re-opened store locations, partially offset by continued growth in e-commerce.

Since the first day that stores were closed to the public, our digital sales growth has accelerated, significantly exceeding our expectations through the third quarter of Fiscal 2020. In order to support online demand and utilize in-store inventory, we continued to leverage our store network for buy-online/ship-from-store capabilities, where possible.  Despite our strength in digital sales, we have historically generated the majority of our revenue through stores and there can be no assurance that the current performance in our digital sales growth will continue.  As a result, we do not believe that our results for the 13 or 39 weeks ended October 31, 2020 are directly comparable to the same period in Fiscal 2019.

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

Further, we continue to take precautionary measures and adjust our operational needs due to the impact of COVID-19. Since March 2020, the Company has taken the following actions to preserve our financial strength:

•	a suspension of our share repurchase program and deferred payment of the first quarter Fiscal 2020 cash dividend;

•	temporary furloughs of store, field and corporate associates that began on April 5, 2020, largely reflecting the continued uncertainty around the duration of store closures;
•	reductions to operating expenses, which include delayed merit increases for associates, a hiring freeze and other cost saving initiatives;
•	convertible notes issuance and credit facility borrowings;
•	cuts to inventory receipts to align with lower demand due to store closures; and
•	planned reductions to capital expenditures across stores, information technology and other projects to a range of $100 million to $125 million for Fiscal 2020.

In addition, we have had productive discussions with our vendors to reduce purchases and extend payment terms, as well as with our landlords regarding the extension of payment terms and rent concessions.

As of October 31, 2020, we had approximately $692.4 million in cash and cash equivalents, which includes the proceeds from our convertible notes issuance, discussed in greater detail below. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.  Taking into account the measures described above, we believe that our current liquidity would enable us to continue operations beyond Fiscal 2020, if necessary, even if the majority of our retail locations were forced to close during the duration of that period.

While our digital business, including buy-online/ship-from-store capabilities, continues to operate, and subsequent to May 2, 2020, nearly all of our stores have reopened and remain open, we are unable to accurately predict the impact that the COVID-19 pandemic will have on our consolidated operations and financial results going forward due to:

•	the currently unknown duration of the COVID-19 pandemic, including whether there will be a resurgence during the fourth quarter of Fiscal 2020;
•

the impact of governmental regulations that have been, and may in the future be, imposed in response to the COVID-19 pandemic, including regulations which could adversely affect our business or cause us to cease our digital business if we are required to close our distribution and fulfillment centers or are otherwise unable acquire or deliver merchandise, or to close our recently reopened retail stores;

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

Results of Operations

Overview

Our business is affected by the pattern of seasonality common to most retail apparel businesses. Additionally, during the 13 and 39 weeks ended October 31, 2020, our results of operations were materially impacted by the effects of COVID-19.

Third quarter revenue strengthened as stores successfully reopened, the digital channel continued to accelerate and Aerie posted strong growth.  Operational disciplines, inventory optimization and reduced spending resulted in sequential improvement in operating earnings and positive cash flow in the third quarter, fortifying our financial position, ending the quarter with $692.4 million in cash and cash equivalents.  The results for the current and prior periods are not necessarily indicative of future financial results.

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

13 Weeks Ended
October 31,
2020
Net income per diluted share - GAAP Basis	$0.32
Add: Incremental COVID-19 related expenses and Restructuring(1)	0.02
Add: Convertible debt(2)	0.01
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.35
(1)

13 weeks ended October 31, 2020: $6.0 million of Incremental COVID-19 related expenses consisting of personal protective equipment and supplies for our associates and customers and $1.0 million of corporate severance

(2)	Amortization of the non-cash discount on the Company’s convertible notes

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	59.8	61.8	71.3	62.8
Gross profit	40.2	38.2	28.7	37.2
Selling, general and administrative expenses	26.5	24.3	27.8	24.8
Impairment, restructuring and COVID-19 related charges	0.6	—	7.1	0.1
Depreciation and amortization expense	3.8	4.2	4.9	4.5
Operating income (loss)	9.3	9.7	(11.1)	7.8
Interest expense (income), net	0.8	(0.1)	0.7	(0.2)
Other income, net	(0.2)	(0.1)	—	(0.1)
Income (Loss) before income taxes	8.7	9.9	(11.8)	8.1
Provision (Benefit) for income taxes	3.1	2.3	(3.2)	1.9
Net Income (loss)	5.6%	7.6%	(8.6)%	6.2%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Number of stores:
Beginning of period	1,098	1,075	1,095	1,055
Opened	10	20	29	50
Closed	(3)	(1)	(19)	(11)
End of period	1,105	1,094	1,105	1,094
Total gross square feet at end of period (in '000)	6,858	6,837	6,858	6,837
International licensed/franchise stores at end of period (1)	225	241	225	241

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations are conducted in one reportable segment, consisting of 931 American Eagle retail stores which include 177 Aerie side-by-side locations, 167 Aerie stand-alone locations and AEO Direct. Additionally, there were four Tailgate and three Todd Snyder stand-alone locations.

Comparison of the 13 weeks ended October 31, 2020 to the 13 weeks ended November 2, 2019

Total Net Revenue

Total net revenue decreased 3%, or $34.8 million, to $1.032 billion compared to $1.066 billion last year.  The COVID-19 pandemic negatively affected our financial results for the thirteen weeks ended October 31, 2020.

By brand, including the respective AEO Direct sales, American Eagle brand revenue decreased 11% compared to a 2% increase last year. Aerie brand revenue increased 34%, compared to a 26% increase last year.

Gross Profit

Gross profit increased 2% or $7.7 million, to $414.8 million compared to $407.1 million last year.  As a rate to revenue gross margin improved to 40.2% compared to 38.2% last year.  The gross margin increase reflected higher full-priced sales, lower promotions and inventory optimization initiatives. Lower product costs and rent expense, due to the impairments taken in recent quarters, as well as negotiations with landlords, also benefited the gross margin. This was partially offset by higher delivery and distribution center costs, due to a strong digital business and higher cost per shipment.

There was $4.5 million and $3.0 million of share-based payment expense included in gross profit for the periods ended October 31, 2020 and November 2, 2019, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 6%, or $14.3 million, to $273.3 million from $259.0 million last year.  The increase primarily reflects higher performance based incentive compensation expense. As a rate to revenue, SG&A increased to 26.5% compared to 24.3% last year.

There was $4.5 million and $2.6 million of share-based payment expense included in SG&A expenses for the periods ended October 31, 2020 and November 2, 2019, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

Impairment, restructuring and COVID-19 related charges were $7.0 million, or 0.6%, as a percentage of total net revenue, for the 13 weeks ended October 31, 2020. These expenses consisted of $6.0 million of incremental COVID-19 related expenses including personal protective equipment and supplies for our associates and customers and $1.0 million of severance costs.  For further information regarding impairment, restructuring and COVID-19 related charges, refer to Note 12 to the Consolidated Financial Statements. There were no restructuring charges recorded for the 13 weeks ended November 2, 2019.

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 13% or $6.0 million, to $39.0 million for the 13 weeks ended October 31, 2020, compared to $45.0 million for the 13 weeks ended November 2, 2019.  The decrease was due to asset impairments taken in recent quarters, as well as lower capital spending.  As a percentage of total net revenue, depreciation and amortization expense was 3.8% for the 13 weeks ended October 31, 2020 compared to 4.2% for the 13 weeks ended November 2, 2019.

Interest Expense (Income), Net

Interest expense was $7.9 million for the 13 weeks ended October 31, 2020, compared to interest income of $1.2 million for the 13 weeks ended November 2, 2019. The increase in expense was primarily attributable to interest expense related to our convertible notes issued this year.

Other Income, Net

Other income increased $0.9 million, to $2.2 million for the 13 weeks ended October 31, 2020, compared to $1.3 million for the 13 weeks ended November 2, 2019.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 31, 2020 was 35.3% compared to 23.6% for the 13 weeks ended November 2, 2019.  The increase in the effective income tax rate is primarily a result of provisions of the CARES Act which permits the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity. We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

Net Income

Net income decreased $22.7 million, to $58.1 million for the 13 weeks ended October 31, 2020, or 5.6% as a percentage of total net revenue, as compared to $80.8 million, or 7.6% as a percentage of total net revenue for the 13 weeks ended November 2, 2019. Net income per share decreased to $0.32 per diluted share for the 13 weeks ended October 31, 2020, which included $0.02 of incremental COVID-19 related expenses and restructuring and $0.01 of amortization of the non-cash discount on the Company’s convertible notes, compared to net income of $0.48 per diluted share for the 13 weeks ended November 2, 2019.  The change in net income was attributable to the factors noted above.

Comparison of the 39 weeks ended October 31, 2020 to the 39 weeks ended November 2, 2019

Total Net Revenue

Total net revenue decreased 18%, or $526.8 million, to $2.467 billion compared to $2.994 billion last year.  Included in total net revenue last year was $40 million recognized for license royalties from a third-party operator of AE stores in Japan.  The COVID-19 pandemic, the associated closures of our retail stores and decline in retail stores traffic since March 17, 2020 negatively affected our financial results for the 39 weeks ended October 31, 2020.  As of October 31, 2020 nearly all of our stores have opened and remain opened.

By brand, including the respective AEO Direct revenue, American Eagle brand revenue decreased 24% compared to a 4% increase last year. Aerie brand revenue increased 23%, compared to a 25% increase last year.

Gross Profit

Gross profit decreased 36%, or $406.3 million for the 39 weeks ended October 31, 2020, to $708.3 million compared to $1.115 billion last year. Our gross margin percentage declined to 28.7% of revenue from 37.2% of revenue last year. This reflected the decline in revenue from retail store closures and the impact of fixed buying, occupancy and warehousing costs as a result of the revenue decline due to the impact of COVID-19 on our business.

There was $11.6 million and $9.4 million of share-based payment expense included in gross profit for the periods ended October 31, 2020 and November 2, 2019, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses decreased 8% or $57.6 million to $685.2 million from $742.8 million last year. As a percentage of total net revenue, SG&A expenses increased 300 basis points to 27.8%, compared to 24.8% last year, primarily due to lower revenue from retail store closures resulting from COVID-19.

There was $13.0 million and $10.6 million of share-based payment expense included in SG&A expenses for the periods ended October 31, 2020 and November 2, 2019, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

Impairment, restructuring and COVID-19 related charges were $177.2 million, or 7.1% as a percentage of total net revenue, for the 39 weeks ended October 31, 2020. These charges consisted of $153.6 million of impairment charges, $19.8 million of incremental COVID-19 related expenses, and $3.7 million of severance costs.  For further information regarding impairment, restructuring and COVID-19 related charges, refer to Note 12 to the Consolidated Financial Statements. Restructuring charges were $4.3 million, or 0.1% as a percentage of total net revenue for the 39 weeks ended November 2, 2019.  These charges were primarily the result of corporate severance and closure costs for our company-owned and operated stores in China.

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 10% or $13.8 million, to $120.8 million for the 39 weeks ended October 31, 2020, compared to $134.6 million for the 39 weeks ended November 2, 2019.  The decrease was due to asset impairments taken in recent quarters, as well as lower capital spending in fiscal 2020.  As a percentage of total net revenue, depreciation and amortization expense was 4.9% for the 39 weeks ended October 31, 2020 compared to 4.5% for the 39 weeks ended November 2, 2019.

Interest Expense (Income), Net

Interest expense was $16.6 million for the 39 weeks ended October 31, 2020, compared to interest income of $4.8 million for the 39 weeks ended November 2, 2019. The increase in expense was primarily attributable to interest expense related to our convertible notes issued this year and credit facility borrowings prior to full repayment during the 13 weeks ended October 31, 2020.

Other Income, Net

Other income decreased $5.2 million, to $0.8 million for the 39 weeks ended October 31, 2020, compared to $6.0 million for the 39 weeks ended November 2, 2019.  The decrease was attributable to foreign currency fluctuations and other non-operating expense.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 39 weeks ended October 31, 2020 was 26.8% compared to 23.4% for the 39 weeks ended November 2, 2019.  The increase in the effective income tax rate is primarily a result of provisions of the CARES Act which permit the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity, an unfavorable tax impact from share based payments in accordance with ASU 2019-16, and an increase to the valuation allowances recorded in the current year. We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates.

Net (Loss) Income

Net loss was $212.8 million for the 39 weeks ended October 31, 2020, or -8.6% as a percentage of total net revenue, as compared to net income of $186.5 million, or 6.2% as a percentage of total net revenue for the 39 weeks ended November 2, 2019. The change in net income (loss) was attributable to the factors noted above.

International Operations

We have agreements with multiple third party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed or other brand-dedicated American Eagle stores have opened and will continue to open in areas including Europe, the Middle East, Central and South America, Northern Africa and parts of Asia. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of October 31, 2020, we had 225 stores operated by our third party operators in 26 countries. International third party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 31, 2020, we had 100 company-owned stores in Canada, 45 in Mexico, 8 in Hong Kong and 6 in Puerto Rico.

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

As of October 31, 2020, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2020:

	Fair Value Measurements at October 31, 2020
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$317,027	$—	$—	$—
Interest bearing deposits	325,319	—	—	—
Money market securities	50,010	—	—	—
Total cash and cash equivalents	$692,356	$—	$—	$—

Long-Term Debt

As of October 31, 2020, the Company had repaid all outstanding borrowings under its Credit Facilities.

The fair value of the Company's Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of these Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Liquidity and Capital Resources

Our uses of cash have historically been for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock.  Additionally, our uses of cash have included the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  The rapid expansion of the COVID-19 global pandemic, the related economic impact, and the closure of our retail stores, resulted in a decline in net sales and earnings for the 13 and 39 week periods ended October 31, 2020, which had a corresponding impact on our liquidity and uses of cash.

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

As of October 31, 2020, we had approximately $692.4 million in cash and cash equivalents, which includes the proceeds from our Notes. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity. Taking into account the measures described above, we believe that our on-hand liquidity would enable us to continue operations beyond Fiscal 2020, if necessary, even if the majority of our retail locations were forced to close during the duration of that period.

The following sets forth certain measures of our liquidity:

	October 31,	February 1,	November 2,
	2020	2020	2019
Working Capital (in thousands)	$613,450	$296,174	$268,422
Current Ratio	1.69	1.39	1.33

Working capital increased $317.3 million compared to February 1, 2020 and increased $345.0 million compared to last year. The largest increase came from increased cash of $275.4 million due to the proceeds from our Notes issuance.  Compared to February 1, 2020, the remaining change was primarily due to a $113.7 million increase in merchandise inventory, offset by a $74.2 million increase in accrued compensation.

Cash Flows (Used for) Provided by Operating Activities

Net cash used for operating activities totaled $10.4 million for the 39 weeks ended October 31, 2020, compared to cash flows provided by operating activities of $178.2 million for the 39 weeks ended November 2, 2019. Our primary outflow was for the payment of operational costs. For the 39-week period ended November 2, 2019, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows (Used for) Investing Activities

Net cash used for investing activities totaled $38.1 million for the 39 weeks ended October 31, 2020, compared to net cash used for investing activities of $109.1 million for the 39 weeks ended November 2, 2019.  Investing activities for the 39 weeks ended October 31, 2020 primarily consisted of $55.0 million of net short-term investment sales, offset by $92.6 million of capital expenditures for property and equipment.  We anticipate our capital expenditures for the remainder of Fiscal 2020 to be lower compared to prior years as we manage spending to help mitigate the negative impact of COVID-19 on our business.

Investing activities for the 39 weeks ended November 2, 2019 primarily included $149.9 million of capital expenditures for property and equipment, partially offset by $42.1 million of net short-term investment sales.

Cash Flows Provided by (Used for) Financing Activities

Net cash provided by financing activities totaled $379.9 million for the 39 weeks ended October 31, 2020, compared to net cash used for financing activities of $188.1 million for the 39 weeks ended November 2, 2019.  Cash provided by financing activities for the 39 weeks ended October 31, 2020 consisted primarily of $406.1 million of net proceeds from the issuance of convertible notes.  This was partially offset by $20.0 million used for purchases of 1.7 million shares of common stock under publicly-announced programs in early March 2020, and $5.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Early in Fiscal 2020, we borrowed on our Credit Facilities and issued Notes to strengthen our cash position and provide us with additional financial flexibility during the remainder of the ongoing COVID-19 pandemic.  As of October 31, 2020, we had repaid the $330 million in Credit Facilities borrowings.

Cash used for financing activities for the 39 weeks ended November 2, 2019 consisted primarily of $112.4 million used for repurchase of 6.3 million shares of common stock under publicly announced programs, $69.8 million for cash dividends paid at a quarterly rate of $0.1375 per share, and $8.0 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

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

As of October 31, 2020, the Company was in compliance with the terms of the Credit Agreement and $7.9 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 31, 2020 were $92.6 million, and included $40.4 million related to investments in our stores, including 10 new AEO stores (seven Aerie stand-alone stores and three American Eagle stores), eight remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($23.6 million), e-commerce ($19.6 million) and other home office projects ($8.8 million).

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

As previously announced, to preserve cash liquidity in response to the uncertainty created by the impact of COVID-19, the company has suspended the stock repurchase program.  Accordingly, during the 13 weeks ended October 31, 2020, we did not repurchase any shares pursuant to this program. During the 39 weeks ended November 2, 2019, as part of our publicly announced share repurchase program, we repurchased 6.3 million shares for $112.4 million, at a weighted average price of $17.74 per share.

During Fiscal 2019, our Board authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchases authorization to 33.6 million shares. As of October 31, 2020, 3.6 million shares remained under the share repurchase program authorized by our Board in April 2016 that expires on January 30, 2021.

During the 39 weeks ended October 31, 2020 and November 2, 2019, we repurchased approximately 0.4 million shares from certain employees at a market prices totaling $5.4 million and $8.0 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased have been recorded as treasury stock.

Dividends

Our Board declared a quarterly cash dividend of $0.1375 per share on March 26, 2020 for the first quarter of 2020, which was subsequently delayed as part of our efforts to carefully manage the impact of COVID-19 on our liquidity.  It was originally payable on May 14, 2020 to stockholders of record at the close of business on April 30, 2020, and was delayed to be paid on April 23, 2021, to stockholders of record at the close of business on April 9, 2021.

Subsequent to October 31, 2020, based on positive third quarter results and improved financial liquidity, our Board updated the record and payment dates of the previously deferred dividend, which is now payable on December 30, 2020 to stockholders of record on December 16, 2020.

To preserve liquidity, the Company suspended its second and third quarter dividend and does not anticipate declaring a dividend for the rest of Fiscal 2020. The Company maintains the right to defer the record and payment dates of its dividends, depending upon, among other factors, the progression of the COVID-19 outbreak, business performance and the macroeconomic environment.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $3.3 million is included in accumulated other comprehensive income during the 13 weeks ended October 31, 2020 and an unrealized loss of $11.5 million is included in accumulated other comprehensive income during the 39 weeks ended October 31, 2020. Our market risk profile as of February 1, 2020 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2019 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2020, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Item 1A of our Fiscal 2019 Form 10-K.  The information presented below updates, and should be read in conjunction with the risk factors and information disclosed in our Fiscal 2019 Form 10-K, our Form 10-Q for the thirteen weeks ended May 2, 2020, which was filed with the SEC on June 4, 2020, our Form 10-Q for the thirteen weeks ended August 1, 2020, which was filed with the SEC on September 9, 2020, and any other filings that we make with the SEC.  Except as presented below, there have been no material changes to our risk factors as disclosed in the Fiscal 2019 Form 10-K, our Form 10-Q for the thirteen weeks ended May 2, 2020, our Form 10-Q for the thirteen weeks ended August 1, 2020, and in our subsequent filings with the SEC.

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

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic, any resurgences of COVID-19 in areas where our stores, customers, or associates are located, and the impact of governmental regulations that might be imposed in response to the pandemic, which could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our e-commerce business. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellations of events, among other effects, thereby negatively impacting our operations. In addition, we expect to be impacted by a deterioration of economic conditions in the United States, which potentially could have an impact on discretionary consumer spending. To the extent that our target customer demographic is disproportionately impacted by unemployment or otherwise as a result of the COVID-19 pandemic, our business may be further adversely affected.  Additionally, historically, a large portion of the Company’s revenue and operating income occurs during the third and fourth fiscal quarters.  Changes in consumer behavior and traditions, or changes mandated or recommended by government or health officials, could significantly impact the Company’s year-end holiday selling season.   While it is premature to accurately predict the ultimate impact of these developments, we expect our results for the remainder of the COVID-19 pandemic to be adversely impacted in a significant manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 31, 2020.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 2, 2020 through August 29, 2020)	4,129	$10.66	—	33,643,909
Month #2 (August 30, 2020 through October 3, 2020)	6,265	$14.42	—	33,643,909
Month #3 (October 4, 2020 through October 31, 2020)	284	$14.06	—	33,643,909
Total	10,678	$12.96	—	33,643,909

(1)

As previously disclosed, the Company has suspended its share repurchase program.  Accordingly, during the 13 weeks ended October 31, 2020 there were no shares repurchased as part of our publicly announced share repurchase program and there were 10,678 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

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

ITEM 6. EXHIBITS.

* Exhibit 10.1 * Exhibit 31.1	Separation Agreement between the registrant and Robert Madore, dated September 21, 2020 Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended October 31, 2020, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of October 31, 2020, February 1, 2020 and November 2, 2019, (ii) Consolidated Statements of Operations for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, (iii) Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, and (v) Consolidated Statements of Cash Flows for the 39 weeks ended October 31, 2020 and November 2, 2019

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in inline XBRL

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 3, 2020

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)