Form 10-K
period 2021-01-30
AMERICAN EAGLE OUTFITTERS INC
filed 2021-03-11
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2020 was $1,506,799,360.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 166,700,832 Common Shares were outstanding at March 8, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated into Part III herein.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward‑looking statements” within meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended by the (‘Exchange Act”) that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•

the planned opening of approximately 20 to 25 American Eagle stores and approximately 60 Aerie locations, including 25 to 30 OFFLINE stores, which will be a mix of stand-alones and Aerie side-by-side, during Fiscal 2021;

•	the anticipated selection of approximately 35 to 45 American Eagle and Aerie stores in the U.S. and Canada for remodeling during Fiscal 2021;
•	the potential closure of approximately 60 to 80 American Eagle and five to 10 Aerie stores at the expiration of their lease term, primarily in North America, during Fiscal 2021;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•	the payment of a dividend in future periods;
•	the possibility that future access to the debt markets may not be available, or available at terms or interest rates that are attractive;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, future dividends, and working capital requirements;
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

•	the possibility that we may be required to take additional impairment or other restructuring charges.
•	Our forward-looking statements surrounding the novel strain of coronavirus (COVID-19) include, but are not limited to statements about:
•	the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income and freedom of movement;
•	the currently unknown duration of the COVID-19 pandemic, including a potential resurgence in the first quarter of Fiscal 2021 or beyond;
•

the impact of governmental regulations that have been, and may in the future be, imposed in response to the COVID-19 pandemic, including regulations that could adversely affect our business or cause us to cease our digital business if we are required to close our distribution and fulfillment centers or are otherwise unable to acquire or deliver merchandise, or to close our recently reopened retail stores;

•	the deterioration in economic conditions in the U.S., which could have an impact on discretionary consumer spending;
•	the ability of our distribution centers to maintain adequate staffing to meet increased customer demand;
•	the possibility of temporary furloughs of store, field, and corporate associates surrounded by store closures;
•	the reduction of operating expenses; and
•	the uncertainties surrounding whether currently open stores will remain open.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements.  Potential risk factors include the risk factors discussed under the heading “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Company Overview

American Eagle Outfitters, Inc. (” the “Company,” “we,” and “our”) is a leading global specialty retailer.  We operate and license over 1,300 retail stores worldwide and are online at www.ae.com and www.aerie.com in the U.S. and internationally. Our brands are connected under the core tenet of REAL, which is inclusive, optimistic, empowering and celebrates self-expression. Our purpose is to show the world that there's REAL power in the optimism of youth.

We offer a broad assortment of high quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the American Eagle (or “AE”) brand, and intimates, apparel, active wear, and swim collections under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. We also operate Todd Snyder New York (“Todd Snyder”), a premium menswear brand.

Operating Segments

Effective January 30, 2021, we revised our reportable segment structure and have two reportable segments, American Eagle and Aerie.  While our strategy, organizational structure and day-to-day operations remain largely unchanged, we believe the new segment reporting structure provides additional and helpful transparency into our operations.  See Note 15. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2021” refers to the 52-week period that will end on January 29, 2022. “Fiscal 2020” refers to the 52-week period ended January 30, 2021, “Fiscal 2019” refers to the 52-week period ended February 1, 2020, and “Fiscal 2018” refers to the 52-week period ended February 2, 2019.

Brands

American Eagle

American Eagle is an American brand rooted in our denim heritage and passionate about providing the highest-quality products. Since 1977, American Eagle has offered an assortment of specialty apparel and accessories for women and men that enables self-expression and empowers our customers to celebrate their individuality. The AE brand has broadened its leadership in jeans by producing innovative fabric with options for all styles and fits at a value. We aren’t just passionate about making great clothing; we’re passionate about making real connections with the people who wear them.

Our AE brand includes Tailgate, our vintage, sports-inspired apparel clothing brand.

As of January 30, 2021, we operated 901 AE stores.  We offer AE products online at www.ae.com.

Aerie

Aerie is a lifestyle brand offering intimates, apparel, active wear, and swim collections. With the #AerieREAL™ movement, Aerie celebrates its community by advocating for body positivity and the empowerment of all women. Aerie believes in inspiring customers to love their real selves, inside and out.

OFFLINE™ by Aerie, a new sub-brand offering a complete collection of activewear and accessories built for REAL movement and REAL comfort launched in Fiscal 2020.

As of January 30, 2021, we operated 175 Aerie brand stand-alone stores and 179 side-by-side stores connected to AE brand stores, inclusive of four Offline stores, one Offline side-by-side store connected to an AE brand store, and one Unsubscribed store (a new sub-brand with a focus on consciously-made, slow fashion launched in Fiscal 2020). In addition, Aerie brand merchandise is sold online at www.aerie.com and certain items are sold in AE brand stores.

Todd Snyder New York

Todd Snyder New York is a premium menswear brand. The Todd Snyder collections are informed by heritage yet updated for today, with an emphasis on versatility and comfort. As of January 30, 2021, we operated two Todd Snyder stores.  We offer Todd Snyder products online at www.ToddSnyder.com.

Key Business Priorities & Strategy

We are focused on our “Real Power. Real Growth.” value creation plan to achieve our long-term financial outlook.  To achieve our goals, AEO has the following strategic priorities:

•	Double Aerie to $2 billion in revenue.
•	Reignite American Eagle for profit growth.

As part of the plan, the Company will leverage customer-focused capabilities and continue to strengthen its ROI discipline, while building on the power of AEO’s people, culture and purpose.

Real Estate

We ended Fiscal 2020 with 1,307 stores, consisting of 1,078 Company-owned stores and 229 licensed store locations. Our AE brand stores average approximately 6,700 gross square feet and approximately 5,400 on a selling square foot basis. Our Aerie brand stand-alone stores average approximately 3,900 gross square feet and approximately 3,100 on a selling square foot basis. The gross square footage of our Company-owned stores decreased by 1.9% to 6.7 million during Fiscal 2020.

COVID-19

Impacts related to the novel coronavirus global pandemic (“COVID-19”) have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced significant disruptions to our business due to the COVID-19 pandemic and related suggested and mandated social distancing and shelter-in-place orders, which initially resulted in the temporary closure of a number of stores and furlough of our associates. During Fiscal 2020, as stores were impacted by negative mall traffic, we focused on our omnichannel capabilities. As of January 30, 2021, the vast majority of our stores had re-opened, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, Item 1A - Risk Factors, and Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers, and street locations in the U.S., Canada, Mexico, and Hong Kong.

Refer to Note 16, “Impairment, Restructuring and COVID-19 related charges,” to the Consolidated Financial Statements included in this Form 10-K for additional information regarding impairment and restructuring charges related to our Company-owned stores.

The following table provides the number of our Company-owned stores in operation as of January 30, 2021 and February 1, 2020.

	January 30,	February 1,
	2021	2020
AE Brand:
United States	773	808
Canada	76	85
Mexico	43	43
Hong Kong	9	9
Total AE Brand (1)	901	945
Aerie Brand:
United States	156	129
Canada	17	18
Mexico	2	1
Total Aerie Brand (2)	175	148
Todd Snyder	2	2
Total Consolidated	1,078	1,095
(1)	Includes 178 Aerie side-by-side stores and one Offline side-by-side store
(2)	Includes four Offline stores and one Unsubscribed store

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2020	1,095	40	(57)	1,078
2019	1,055	66	(26)	1,095
2018	1,047	29	(21)	1,055
2017	1,050	31	(34)	1,047
2016	1,047	29	(26)	1,050

Licensed Stores

In addition to our Company-owned stores, our merchandise is sold at American Eagle and Aerie stores owned and operated by third-party licensees. Revenue recognized under license agreements generally consists of royalties earned and recognized upon sale of merchandise by license partners to retail customers.

As of January 30, 2021, our products were sold in 229 locations operated by licensees in 28 countries as provided in the following table. We plan to continue to increase the number of locations under license agreements or similar arrangements as part of our disciplined approach to global expansion.

	January 30,	February 1,
	2021	2020
Israel	48	48
Saudi Arabia	25	27
Colombia	23	17
UAE	22	18
India	21	15
Philippines	11	11
Chile	10	16
Greece	9	10
Thailand	9	8
Egypt	7	6
Kuwait	7	6
Qatar	6	4
Spain	5	0
Oman	4	3
Panama	3	3
Bahrain	3	2
Costa Rica	3	2
Guatemala	2	2
Paraguay	2	0
Curacao	1	1
Dominican Republic	1	1
Hungary	1	1
Jordan	1	1
Andorra	1	0
Czech Republic	1	0
El Salvador	1	0
Portugal	1	0
Switzerland	1	0
South Korea	0	10
Lebanon	0	4
Peru	0	1
Total Licensed Stores	229	217

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

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience. Our U.S. and Canadian distribution centers are fully omni-channel and service both stores and digital businesses. We offer the ability for customers to return products seamlessly via any channel regardless of where it was originally purchased.  We also offer a variety of channels to fulfill customer orders.  These include “ship to home”, which can be fulfilled either through our distribution center or our store sites (buy online, ship from stores) when purchased online or through our app; “store pick-up”, which consists of online orders being fulfilled either in store or curbside, and we offer “store-to-door” capability where customers order within our store, and the goods are shipped directly to their home.

Customer Loyalty Program

In June 2020, the Company launched a highly-digitized loyalty program called Real Rewards by American Eagle and Aerie™ (the “Program”). This Program features both new and unique benefits for loyalty members and credit card members.

Real Rewards by American Eagle and Aerie™ highlights include:

•	Faster earn rates than our previous program, AEO Connected™, which equal more rewards
•	Exclusive access to member promotions, discounts, and experiences
•	Special card member discounts and tier benefits

Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds.  Members earn dollar rewards in the form of discount savings certificates.  Prior to the launch of the Program in June 2020, under our previous program, AEO Connected™, we also offered additional rewards for key items including jeans and bras. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2020, we purchased substantially all of our merchandise from non-North American suppliers. We sourced merchandise through approximately 350 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

We maintain a quality control department at our distribution centers to inspect incoming merchandise shipments for overall quality of manufacturing. Inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

We uphold an extensive factory inspection program to monitor compliance with our Supplier Code of Conduct. New garment factories must pass an initial inspection in order to do business with us and we continue to review their performance against our guidelines regarding working conditions, employment practices, and compliance with local laws through internal audits by our compliance team and the use of third-party monitors. We strive to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices, and workplace safety. We are a certified, validated member of the Customs-Trade Partnership Against Terrorism program (“CTPAT”), a designation we have held since 2004. CTPAT is a voluntary program offered by U.S. Customs and Border Protection (“CBP”) in which an importer agrees to work with CBP to strengthen overall supply chain security. As of September 2016, we were accepted into the Apparel, Footwear, and Textiles Center, one of CBP’s Centers of Excellence and Expertise (“CEE”). The CEEs were created to ensure uniformity, create efficiencies, reduce redundancies, enhance industry expertise, and facilitate trade, all with a final goal of reduced costs at the border and allowing CBP to focus on high-risk shipments.

Inventory and Distribution

Merchandise is shipped directly from our vendors, deconsolidated through trans loaders to our Company-owned distribution centers in Hazleton, Pennsylvania and Ottawa, Kansas, to our third party logistics regional distribution centers or to our Canadian distribution center in Mississauga, Ontario. Additionally, product is shipped directly to stores, which reduces transit times and lowers operating costs. We contract with third-party distribution centers in Mexico and Hong Kong to service our Company-owned stores and e-commerce operations in those regions.

During Fiscal 2020, we competed inventory optimization initiatives, reflecting reductions in AE, streamlining of assortments, and increasing alignment with sales plans. Aerie inventory increased during the year in line with customer demand.

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

Human Capital Management

Our people come first. As of January 30, 2021, we employed approximately 37,000 associates throughout the world of whom approximately 30,500 were part-time or seasonal associates. We employed 32,000 associates in the U.S, of whom approximately 26,000 were part-time or seasonal associates.

Our values of People, Innovation, Passion, Integrity, and Teamwork are the backbone of our Company and are at the center of every decision, every product and every interaction - they represent the foundation of our REAL culture. We all have a vital role to play in creating an environment where everyone feels respected and empowered while we continue to grow as a community that promotes individuality and difference. We celebrate the diversity of one through the inclusion of many.

To evaluate our REAL culture, we look holistically at all the beliefs, values and behaviors that reflect how our best work is done. We aim to ensure there is alignment between what is espoused and what is practiced. Our consistently positive internal employee satisfaction scores, exit survey data, and external Glassdoor ratings demonstrate the achievement of this goal.

Our culture model is comprised of Listening, Observing, Supporting, and Informing:

•

Listening to our associates, customers and candidates through reviews of culture surveys, exit surveys, Glassdoor reporting, LinkedIn responses, and hotline reporting; we also conduct open door engagement, Company-wide town halls, and roundtables on a periodic basis.

•	Observing who we are and what our associates are doing by studying our demographic data and turnover.

•

Supporting a positive Company culture through programs and processes that promote our strong values and address leadership development opportunities, work-life integration, well-being initiatives, fair pay initiatives, family support, and inclusion and diversity programs.

•	Informing and clearly communicating our values, modeling the behaviors we expect, and providing training and feedback.

Our Board of Directors (our “Board”) plays an important role in the oversight of our talent and culture and devotes time each quarter to receiving updates from senior management on employee engagement, turnover and retention, inclusion and diversity, talent development, leadership, and succession planning initiatives.

During Fiscal 2020, we included inclusion and diversity and health and safety objectives in our corporate annual incentive compensation goals, reinforcing the Company’s priorities to protect our people.

TALENT MANAGEMENT PROGRAMS

We utilize an integrated set of talent management tools and programs, rooted in our values that thread through the entire talent lifecycle. Consistent talent reviews, performance evaluations and succession planning have contributed to a full-time voluntary turnover rate, including our Store associates, of approximately 19% for Fiscal 2020, which is consistent with our retail peer group and compares to a 24% five year AEO average. We also have a full-time promotion rate of approximately 15% for Fiscal 2020. Associate development is supported through numerous programs, including AEO Academy, an online training platform that provides associates with continuous learning opportunities.  Over 1,300 modules gained over 2.7 million views through this platform during Fiscal 2020.

INCLUSION & DIVERSITY

We believe that a truly diverse workplace is a result of an inclusive culture. It is about more than simply bringing together people who are different; it is about celebrating what makes us real.  Our values are at the center of every decision, product, and interaction.  This means making sure that all people are respected and feel that being their authentic selves will not be a barrier to personal or professional fulfillment and growth.

We are a global company with people from many different backgrounds.  In the U.S. alone, as of January 30, 2021, approximately 40% of our associates self-identified as a Person of Color (“POC”). Specifically, our U.S. population is approximately 59% White, 23% Hispanic, 9% Black, 4% Asian, 4% two or more races or other, and 1% not reported. Globally, 78% of our associates self-identified as women.

We have three I&D Pillars:

•	Hiring focuses on increasing the representation of diverse candidates and new hires by developing and executing inclusive recruitment and hiring practices and strategies.

•

Culture focuses on the continued development of an inclusive workplace through the expansion/support of associate groups, promoting educational opportunities, and building awareness around cultural celebrations and community partnerships.

•

Development focuses on equipping our leaders and our associates with the necessary resources to create and maintain an inclusive workplace while advancing the careers of associates from historically marginalized groups.

During Fiscal 2020, we believe that we made significant strides in inclusion & diversity efforts, including:

•	Inclusive Leadership and functional Inclusion and Diversity trainings + incorporation of training and educational content into our Learning Management System;

•

Announcement of the Real Change Scholarship for Social Justice, a $5 million commitment created to advance educational opportunities for full and part-time AEO Inc. associates, who are actively driving anti-racism, equality and social justice initiatives;

•	Appointment of the Company’s first Chief Inclusion & Diversity Officer;

•	Appointment of our first Black Board member;

•	Implementation of a hiring policy designed to increase candidate and new hire diversity; and

•

Outreach to Historically Black Colleges and Universities (HBCUs) and Minority Student Groups through retail education and co-mentoring programs as well as the establishment with peers of a dedicated program to educate diverse students about career opportunities within the retail industry, the Retail Education Program (REP).

TOTAL REWARDS

Our compensation and benefits programs serve to reinforce the Company’s values and culture and they work in tandem to deliver a competitive, equitable, and relevant overall package that supports, attracts and retains our talented teams.

Our compensation programs are designed to attract and retain highly skilled, performance-oriented associates who live our brands and embody the spirit of authenticity and innovation we cultivate. We focus on delivering simple, straightforward compensation programs that our associates can easily understand. Ensuring that our teams are rewarded for delivering results is a key priority.  We reinforce the importance of each individual’s contributions towards achieving our larger company goals and share in our success as a team.

We aspire to compensation decisions that are fair and equitable, consistently evaluating compensation through both an internal and external lens. We focus on internal pay equity and conduct regular benchmarking to ensure competitiveness to the external market

Our compensation programs are composed of three key elements:

•	Competitive base pay rates, which are aligned to specific roles and skills, local market rates, and relevant experience;

•	Incentive bonuses for full-time associates, which are structured to deliver financial rewards for the delivery of monthly, quarterly, or annual results; and

•	Annual stock awards for over 300 leaders throughout areas of the business, including the senior management team, which provide a commonality of interest between our leaders and shareholders.

We recognize that benefits are highly personal, and we offer a broad suite of benefits to our workforce, recognizing the varied needs and priorities of our associates. Our full-time associates have access to a variety of medical, dental and vision plan offerings, ensuring that associates can select plans that satisfy their individual and family needs.  In the U.S., our largest market, we also offer the following benefits to our workforce:

•

We recognize the importance of many aspects of health and wellness and focus on plans that support physical, medical, and financial health. All associates have access to digital behavioral health therapy, a gym/online fitness discount program, AEO’s Employee Stock Purchase Plan, pet insurance, discounts on  merchandise, and 401(k) benefits with Company match;

•

All associates that are enrolled in our medical insurance have access to: 100% employer-paid behavioral telehealth and medical telemedicine to ensure consistent access to convenient care; behavioral health programs to support mental health; fertility management benefits for our associates who are focused on expanding their families, digital management programs for chronic conditions and digital physical therapy; prescription drug savings programs; access to second opinions, and surgical and medical decision support and claims advocacy; and

•

All full-time associates have the following additional employer-paid benefits: paid time off; life insurance, short-term and long-term disability insurance; well-being programs, inclusive of access to health coaches and lifestyle programs to assist with managing chronic conditions, nutrition, smoking cessation and weight loss; employee assistance programs; flexible spending accounts; benefits to support parents of children with disabilities and/or challenges brought forth by the pandemic; mobile apps for fertility, maternity, and parenting; support for nursing mothers on business travel; and additional caregiver programs.

In light of the COVID-19 pandemic, we introduced additional caregiver benefits to support those working at home and/or trying to support children attending school virtually by providing access to subsidized back-up care through calendar 2021.

HEALTH AND SAFETY

The health and safety of our workforce and customers is deeply rooted in our culture and business.  Our response to the COVID-19 pandemic was immediate and deliberate. We put our people first and we implemented the following health and safety measures to care for our associates, customers and partners:

•

We instituted industry-leading safety protocols across our operations, including the procurement of masks and PPE for all teams, the hiring of an AEO medical consultant, physical construction to enable social distancing mandates, temperature check stations, installing infrared lighting and air filtration systems in the distribution centers, new breakroom and cafeteria protocols, creating training and videos to explain new safety measures and expectations, and on-site nurses;

•

After temporary store closures in the spring, we drafted and deployed a comprehensive global store re-opening playbook (ensuring customer safety, managing capacity restrictions, reduced operating hours, curbside pickup, touchless checkout);

•

During Fiscal 2020, we created the COVID-19 Associate Relief Fund to provide grants to eligible AEO associates who have been adversely impacted by COVID-19; distributed AEO Foundation grants to non-profits in local communities; and donated over $1 million nationally to COVID-19 relief efforts, including donating gift cards and more than one million masks to front-line workers in cities most in need.

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

In the U.S. and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including TODD SNYDER®, TAILGATE®, MOOD CHILL MIND & BODY™, UNSUBSCRIBED™, OFFLINE BY AERIE™, Bald Eagle Design, and our pocket stitch designs.

Our registered trademarks are renewable indefinitely, and their registrations are properly maintained in accordance with the laws of the country in which they are registered. We believe that the recognition associated with these trademarks makes them extremely valuable and, therefore, we intend to use, renew, and enforce our trademarks in accordance with our business plans.

Seasonality

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic and political conditions.  During Fiscal 2020, historic seasonal trends were impacted by consumer behavior due to COVID-19.

Information about our Executive Officers

Jennifer M. Foyle, age 54, has served as our Chief Creative Officer, AEO Inc. and Global Brand President – Aerie since September 2020. Prior thereto she served as our Global Brand President - Aerie since 2015. Ms. Foyle served as Executive Vice President, Chief Merchandising Officer – Aerie from February 2014 to January 2015 and Senior Vice

President, Chief Merchandising Officer – Aerie from August 2010 to February 2014. Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she was the Chief Merchandising Officer at J. Crew Group, Inc., from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 to 2003 and held various roles at Bloomingdales from 1988 to 1999.

Charles F. Kessler, age 48, has served as our Global Brand President – American Eagle since January 2015. Prior thereto, he served as our Executive Vice President, Chief Merchandising and Design Officer – American Eagle from February 2014 to January 2015. Prior to joining us, Mr. Kessler served as Chief Merchandising Officer at Urban Outfitters, Inc. from October 2011 to November 2013 and as Senior Vice President, Corporate Merchandising at Coach, Inc. from July 2010 to October 2011. Prior to that time, Mr. Kessler held various positions with Abercrombie & Fitch Co. from 1994 to 2010, including Executive Vice President, Female Merchandising from 2008 to 2010.

Michael A. Mathias, age 46, has served as our Executive Vice President and Chief Financial Officer since April 2020.  Prior thereto, he served as Senior Vice President, Financial Planning & Analysis from October 2017 to April 2020, and in various key financial and operational roles since joining us in 1998 through 2014.  From 2016 to 2017, Mr. Mathias served as Vice President, Financial Planning and Strategy at General Nutrition Centers, Inc.  From 2014 to 2016, he served as President and Managing Partner of SY Ventures.

Andrew J. McLean, age 52, has served as our Executive Vice President, Chief Commercial Officer since April 2017. His responsibilities include oversight of our global retail operations. Prior thereto, he served as our Executive Vice President, International since October 2016. Prior to joining us, Mr. McLean served as Chief Operating Officer and Head of International of Urban Outfitters, Inc. from 2014 to October 2016 and as Chief Operating Officer from 2008 to 2014. In addition, he held various positions at Liz Claiborne, Inc., including President, Outlet Division, from 2003 to 2008. Prior thereto, Mr. McLean held various roles at Gap, Inc. from 2000 to 2003 and served as a management consultant early in his career.

Michael R. Rempell, age 47, has served as our Executive Vice President and Chief Operations Officer since June 2012. His current responsibilities include oversight of our technology, supply-chain, production and sourcing, and sustainability teams. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 66, has served as our Executive Chairman, Chief Executive Officer since December 2015. Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also has served since March 2005 as Executive Chairman of the Board of Designer Brands Inc. (f/k/a DSW Inc.) (NYSE: DBI) and formerly served as that company’s Chief Executive Officer from March 2005 to April 2009. He has also served as a member of the Board of Directors for Albertsons Companies, Inc. since 2006. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

Stacy B. Siegal, age 54, has served as our Executive Vice President, General Counsel since March 2018. Ms. Siegal is also responsible for our people, culture, social responsibility, and internal communication teams. Prior thereto, she served as our Senior Vice President and General Counsel since November 2016. Prior to joining us, Ms. Siegal served as Senior Vice President, Chief Legal and Administrative Officer at rue21, Inc. from March 2013 to November 2016; as Vice President, General Counsel from 2010 to 2013; and as Corporate Counsel since 2006. Prior to that time, Ms. Siegal served as a consultant providing legal and human resource guidance to retail companies and boards of directors and as Corporate Counsel at General Nutrition Companies, Inc. since 1996.

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

Item 1A. Risk Factors

Macroeconomic and Industry Risks

Our inability to anticipate and respond to changing consumer preferences and fashion trends and fluctuations in customer demand in a timely manner could adversely impact our profitability.

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

Our business is highly competitive, and we face significant pricing pressures from existing and new competitors.

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

Seasonality may cause sales to fluctuate and negatively impact our results of operations.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Because of this seasonality, factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodeling’s, competitive factors, weather and general economic and political conditions.

The novel coronavirus (COVID-19) pandemic has had, and is expected to continue to have, an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending have led to an economic downturn in many of our markets. We continue to operate our e-commerce business, and had to temporarily close our corporate offices and American Eagle and Aerie physical stores.  We have since reopened nearly all of our stores, but have had to operate at lower capacities than normal.

The COVID-19 pandemic also directly threatens the health of our associates and customers.  The operation of all of our stores is critically dependent on our associates who staff these locations.  In the event that an associate tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine of one or more associates, which could negatively impact our financial results.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic, any resurgences of COVID-19 in areas where our stores, customers, or associates are located, and the impact of governmental regulations that might be imposed in response to the pandemic, which could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our e-commerce business. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellations of events, among other effects, thereby negatively impacting our operations. In addition, we expect to be impacted by a deterioration of economic conditions in the United States, which potentially could have an impact on discretionary consumer spending. To the extent that our target customer demographic is disproportionately impacted by unemployment or otherwise as a result of the COVID-19 pandemic, our business may be further adversely affected.  The ultimate impacts of the COVID-19 outbreak to our business remain highly uncertain and will depend on future developments, including changes in consumer behavior and traditions, changed mandated or recommended by government or health officials, and the widespread availability use and effectiveness of vaccines, which are highly uncertain and cannot be predicted.  While it is premature to accurately predict the ultimate impact of these developments, we expect our results for the remainder of the COVID-19 pandemic to be adversely impacted in a significant manner.

Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; public health crises (including, without limitation, the recent coronavirus outbreak), such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our licensees, or the operations of one or more of our vendors. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our licensees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability.

Significant negative industry or general economic trends, changes in customer demand for our product, disruptions to our business, and unexpected significant changes or planned changes in our operating results or use of long-lived assets may result in impairments to goodwill, intangible assets, and other long-lived assets.

Strategic Risks

Our inability to grow our digital channels and leverage omni-channel capabilities could adversely impact our business.

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

Failure to define, launch and communicate a brand relevant customer experience could have a negative impact on our growth and profitability.

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

Our success depends on our ability to execute on our key priorities, which are centered on driving our brands forward and delivering an exceptional customer experience across channels, including:

•	Double Aerie to $2 billion in revenue.
•	Reignite American Eagle for profit growth.

As part of the plan, the Company will leverage customer-focused capabilities and continue to strengthen its ROI discipline, while building on the power of AEO’s people, culture and purpose.

Achieving these key business priorities depends on us executing our strategies successfully, and the initiatives that we implement in connection with these goals may not resonate with our customers. It may take longer than anticipated to generate the expected benefits of our initiatives, and there can be no guarantee that pursuing these key priorities will result in improved operating results or achievement of a given priority. Misalignment and competing initiatives could result in inefficiencies, erroneously prioritized efforts, and resource dilution. Failure to implement our key business priorities successfully could have a negative impact on our growth and profitability.

Our efforts to expand internationally expose us to risks inherent in operating in new countries.

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

Operational Risks

Our failure to protect our reputation could have a material adverse effect on our brands.

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

Our inability to implement and sustain adequate information technology systems could adversely impact our profitability.

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

Measures intended to prevent the spread of COVID-19 may negatively impact our operations.

In response to the COVID-19 outbreak and the government mandates implemented to control its spread, most of our corporate office associates are working remotely. If our associates are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of security incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government-imposed penalty.

Our inability to safeguard against security incidents with respect to our information technology systems could damage our reputation and adversely impact our profitability.

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers, and employees including credit card information, street addresses, and email addresses. Attackers continuously enhance and evolve in their efforts to compromise our systems and websites. Such security incidents could expose us to a risk of loss or misuse of this proprietary or confidential information, random demands and potential liability. We have experienced cyber incidents, which have not had a material adverse impact on our business or required external notification and for which we have taken measures to prevent from reoccurring. However, we may experience security incidents in the future, potentially with more frequency and/or sophistication. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology we use to protect transaction or other data being breached or compromised. Security breaches can also occur as a result of non-technical issues including intentional or inadvertent action or inaction of our employees or persons with whom we have commercial relationships that result in security incident.  Any security incident could result in a violation of applicable privacy and other laws, significant financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

We may be exposed to risks and costs associated with the loss of customer information that would cause us to incur unexpected expenses and loss of revenues.

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

Our failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations.

In Fiscal 2020, digital sales represented 45% of our total revenue, a 36% increase compared to Fiscal 2019. In order to grow and remain competitive, we will need to continue to adapt to future changes in technology to address the changing demands of our customers.

Our omni-channel operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; and the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions.

Our failure to maintain efficient and uninterrupted fulfillment operations could also have a material adverse effect on our results. The satisfaction of our customers who shop online depends on their timely receipt of merchandise. If we encounter difficulties with our distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory; incur significantly higher costs and longer lead times associated with distributing our products to our customers; and cause customer dissatisfaction.

Any of these issues could have a material adverse effect on our operations, financial condition and cash flows.

Our international merchandise sourcing strategy subjects us to risks that could adversely impact our business and results of operations.

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

A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. Foreign imports subject us to risks relating to changes in import duties, quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers' sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. Furthermore, we could face significantly higher U.S. income and similar taxes with respect to sales of products purchased from foreign suppliers if the U.S. were to adopt a system of taxation, such as a border adjustment tax, under which the cost of imported products was not deductible in determining such products' tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us. General trade tensions between the U.S. and China have been high, with multiple rounds of U.S. tariffs on Chinese goods implemented in 2018 and 2019. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' suppliers or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from which we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. or elsewhere. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, including as a result of the COVID-19 pandemic, which could cause the cost of our products to increase and negatively impact our sales or profitability.

Our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores could adversely impact our profitability and our results of operations.

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

We have significant lease obligations, and are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations.

Operating lease obligations, which consist primarily of future minimum lease commitments related to store operating leases, represent a significant contractual commitment. All of our stores are leased and generally have initial terms of 5-10 years. In the future, we may not be able to negotiate favorable lease terms for the most desired store locations. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.

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

We rely on key personnel, the loss of whom could have a material adverse effect on our business.

Our success depends to a significant extent upon our ability to attract and retain qualified key personnel, including senior management, and, in particular, Jay Schottenstein, our Executive Chairman and CEO as well as Jennifer Foyle, our Chief Creative Officer.  Collective or individual changes in our senior management and other key personnel could have an adverse effect on our ability to determine and execute our strategies, which could adversely affect our business and results of operations. There is a high level of competition for senior management and other key personnel, and we cannot be assured we will be able to attract, retain, and develop a sufficient number of qualified senior managers and other key personnel.

Legal, Tax, and Regulatory Risks

The Company’s amended and restated bylaws (“Bylaws”) provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.

Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or agent of the Company to the Company or the Company’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action asserting a claim against the Company or any current or former director or officer or other employee or agent of the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or the Company’s Amended and Restated Certificate of Incorporation or Bylaws, (iv) any action asserting a claim related to or involving the Company or any current or former director or officer or other employee or agent of the Company that is governed by the internal affairs doctrine of the State of Delaware or (v) any action asserting an “internal corporate claim,” as that term is defined in Section 115 of the DGCL shall, in each case, be the Delaware Court of Chancery located within the State of Delaware (or, if the Delaware Court of Chancery located within the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware).

The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Company’s Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act, as amended, or the respective rules and regulations promulgated thereunder.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks, as described in Part 1, Item 1, Business, are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to establishing and protecting our trademarks and service marks. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. Litigation regarding our trademarks and other intellectual property rights could adversely affect our business, financial condition, and results of operations.

A complex regulatory, compliance and legal environment could adversely affect us.

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

Fluctuations in our tax obligations and effective tax rate could adversely affect us.

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

General Risk Factors

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

All of the above-noted properties are shared by all of our reportable and operating business segments.

As for our stores, all are leased and generally have initial terms of 5 – 10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional contingent rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

Item 3. Legal Proceedings.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.  Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.

Refer to Note 2. “Summary of Significant Accounting Policies – Legal Proceedings and Claims” of the Notes to the Consolidated Financial Statements included herein for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NYSE under the symbol “AEO”. As of March 1, 2021, there were 465 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 50,000.

Dividends

Our Board declared a quarterly cash dividend of $0.1375 per share on March 26, 2020 for the first quarter of 2020, which was subsequently deferred as part of our efforts to carefully manage the impact of COVID-19 on our liquidity.  It was originally payable on May 14, 2020 to stockholders of record at the close of business on April 30, 2020, and was deferred to be paid on April 23, 2021, to stockholders of record at the close of business on April 9, 2021.

Due to positive results and improved financial liquidity, our Board updated the record and payment dates of the previously deferred first quarter 2020 cash dividend. A $0.1375 per share cash dividend was paid on December 30, 2020 to stockholders of record at the close of business on December 16, 2020, resulting in a dividend yield of 1.0% for Fiscal 2020. To preserve liquidity, the Company suspended its second, third, and fourth quarter dividends.

Subsequent to the fourth quarter of Fiscal 2020, our Board declared a $0.1375 per share dividend, payable on March 26, 2021 to the stockholders of record at the close of business on March 12, 2021.

A $0.1375 per share cash dividend was paid for each quarter of Fiscal 2019, resulting in a dividend yield of 3.1% for Fiscal 2019.

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

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Securities Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 30, 2016 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

Comparison of Cumulative Five Year Total Return
Among American Eagle Outfitters, Inc., the S&P MidCap 400 Index,
and a Peer Group
$200
$150
$100
$50
1/30/16
1/28/17
2/03/18
2/02/19
2/01/20
1/30/21
American Eagle Outfitters, Inc.
S&P MidCap 400 Index
Peer Group

	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
American Eagle Outfitters, Inc.	100.00	103.29	128.19	156.77	111.53	177.00
S&P MidCap 400 Index	100.00	130.90	150.27	146.66	162.63	192.66
Peer Group	100.00	86.71	95.03	92.00	91.41	107.98

We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our Proxy Statement for the 2020 Annual Meeting of Stockholders. This group consisted of the following companies: Abercrombie & Fitch Co., Ascena Retail Group. Inc., Burberry Group PLC, Capri Holdings Limited, Chico’s FAS, Inc., Express, Inc., Fossil Group, Inc., The Gap, Inc., Guess?, Inc., Hanesbrands Inc., L Brands Inc., Levi Strauss & Co., lululemon athletica, inc., PVH CORP., Ralph Lauren Corporation, Tailored Brands, Inc., Tapestry, Inc., Under Armour Inc., and Urban Outfitters, Inc.

The following table provides information regarding our repurchases of common stock during the three months ended January 30, 2021.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
November 1, 2020 through November 28, 2020	—	—	—	33,643,909
November 29, 2020 through January 2, 2021	2,845	$19.84	—	33,643,909
January 3, 2021 through January 30, 2021	—	—	—	30,000,000
Total	2,845	$19.84	—	30,000,000

(1)

There were no shares repurchased as part of our publicly announced share repurchase program during the three months ended January 30, 2021 and there were 2,845 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)

During Fiscal 2016, our Board of Directors authorized the repurchase of 25.0 million shares of our common stock. The authorization of the repurchase of the remaining 3.6 million shares that may yet be repurchased under the Fiscal 2016 authorization expired on January 30, 2021. During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024.

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses Fiscal 2020 and Fiscal 2019 and year-to-year comparisons between 2020 and 2019. Discussions of Fiscal 2018 and year-to-year comparisons between Fiscal 2019 and Fiscal 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Executive Overview and Key Performance Indicators

We are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices under our American Eagle® and Aerie® brands.

In the fourth quarter of Fiscal 2020, we revised our reportable segment structure and have two reportable segments, American Eagle and Aerie.  Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on adjusted operating income (loss). See Note 15. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable Sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period.  In light of store closures and related disruptions from COVID-19, we have not disclosed comparable sales for Fiscal 2020, as Fiscal 2020 is not comparable with prior periods.

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

Omni-Channel Sales Performance — Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: comparable sales, average unit retail price, total transactions, units per transaction, and consolidated comparable traffic. We include these metrics within this MD&A when we believe they enhance the understanding of the matter being discussed. Investors may find them useful as such. Each of these metrics is defined as follows (except comparable sales, which is defined separately above):

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

Operating Income (Loss) — Our management views operating income as a key indicator of our performance. The key drivers of operating (loss) income are net revenue, gross profit, our ability to control selling, general, and administrative expenses, and our level of capital expenditures for a reasonable period of time.  In light of store closures and disruptions from COVID-19, our operating income may not be comparable this year versus last year.

Cash Flow and Liquidity — Our management evaluates cash flow from operations, investing and financing activities in determining the sufficiency of our cash position and capital allocation strategies. Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow will be sufficient to fund anticipated capital expenditures, dividends, and working capital requirements for the next twelve months.

COVID-19

The spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, caused state and municipal public officials to mandate jurisdiction-wide curfews, including “shelter-in-place” and closures of most non-essential businesses, as well as other measures to mitigate the spread of the virus. The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. See Part I, Item 1A. Risk Factors herein for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Commencing in early March 2020, we experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19 and government actions to combat it.  In response, we closed our stores to the public after the close of business on March 17, 2020; however, we continued to operate our digital business.  These actions significantly impacted our consolidated results for Fiscal 2020.  Beginning May 2, 2020, we started to re-open stores and call back furloughed employees where state and local governments had lifted stay-at-home orders.  As of January 30, 2021, nearly all of our stores have re-opened and remain open.  However, our consolidated results of operations continued to be significantly impacted by reduced customer traffic in re-opened store locations, partially offset by continued growth in e-commerce.

Since the first day that stores were closed to the public, our digital sales growth has accelerated, significantly exceeding our expectations. In order to support online demand and utilize in-store inventory, we continued to leverage our store network for buy-online/ship-from-store capabilities, where possible.  Online sales represented 45% of our revenues for Fiscal 2020.  Despite our strength in digital sales, we have historically generated the majority of our revenue through stores.  As a result, we do not believe that our results for Fiscal 2020 are directly comparable to the same period in Fiscal 2019.

The safety and health of our associates and customers remains a paramount concern.  In March 2020, we hired a medical consultant to advise us on health and safety and to ensure we are following Centers for Disease Control guidance and market practice for associate and customer in all of our locations.  We instituted a work-from-home plan in mid-March 2020 ahead of stay-at-home orders.  We continue to take various precautions in our stores, which include sanitation stations and masks for all customers to provide a safe and secure environment.  Plexiglas health guard partitions have also been installed at the registers along with the implementation of enhanced cleaning routines and protocols.

Further, we continue to take precautionary measures and adjust our operational needs due to the impact of COVID-19. Since March 2020, the Company has taken the following actions to preserve our financial strength:

•	the deferred payment of the first quarter Fiscal 2020 cash dividend and suspension of our second, third, and fourth quarter dividends as well as our share repurchase program;
•	temporary furloughs of store, field and corporate associates that began on April 5, 2020, largely reflecting the continued uncertainty around the duration of store closures;
•	reductions to operating expenses, which included suspended merit increases for associates, a hiring freeze and other cost saving initiatives;
•	a convertible notes issuance and credit facility borrowings;
•	cuts to inventory receipts to align with lower demand due to store closures; and
•	planned reductions to capital expenditures across stores, information technology and other projects.

In addition, we have had productive discussions with our vendors to reduce purchases and extend payment terms, as well as with our landlords regarding the extension of payment terms and rent concessions.

As of January 30, 2021, we had approximately $850.5 million in cash and cash equivalents, which includes the proceeds from our convertible notes issuance, discussed in greater detail below and in Note 9 to the Consolidated Financial Statements. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.  Taking into account the measures described above, we believe that our current liquidity would enable us to continue operations beyond Fiscal 2021, if necessary, even if the majority of our retail locations were forced to close during the duration of that period.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we are unable to accurately predict the impact that the COVID-19 pandemic will have on our consolidated operations and financial results going forward.  We are monitoring the ongoing developments as the COVID-19 vaccines are being distributed and administered, and will take further actions that are in the best interests of our associates and customers, as needed.  For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Revenue Recognition. In accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we record revenue for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

During Fiscal 2020, the Company focused on inventory optimization, which remains an ongoing priority.

Asset Impairment. In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate the value of leasehold improvements, store fixtures, and operating lease right-of-use assets associated with retail stores. We evaluate long-lived assets for impairment at the individual retail store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating (loss) income.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. The significant assumption used in our projected undiscounted cash flows analyses is revenue growth rates. Additionally, significant assumptions utilized in our fair value analyses include the aforementioned assumption, as well as market participant real estate assumptions and discount rate. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

In the first and fourth quarters of Fiscal 2020, developments related to the COVID-19 pandemic, among other things, triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets.  See “Comparison of Fiscal 2020 to Fiscal 2019 – Impairment, Restructuring and COVID-19 Related Charges” below, as well as Note 16 to the Consolidated Financial Statements for more information.

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

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).

Results of Operations

Overview

Our business is affected by the pattern of seasonality common to most retail apparel businesses. Additionally, during Fiscal 2020, our consolidated results of operations were materially impacted by the effects of COVID-19.

Fiscal 2020 represented a challenging year; however, revenue strengthened as stores successfully reopened, the digital channel continued to accelerate, and Aerie posted strong growth.  Operational disciplines, inventory optimization and reduced spending resulted in sequential improvement in operating earnings and positive cash flow, fortifying our financial position, ending the fiscal year with $850.5 million in cash and cash equivalents.  The results for the current and prior periods are not necessarily indicative of future financial results.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 30	February 1,	February 2,
	2021	2020	2019
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	69.5	64.7	63.1
Gross profit	30.5	35.3	36.9
Selling, general and administrative expenses	26.0	23.9	24.3
Impairment, restructuring and COVID-19 related charges	7.4	1.9	0.0
Depreciation and amortization expense	4.3	4.1	4.2
Operating (loss) income	(7.2)	5.4	8.4
Interest expense (income), net	0.7	(0.2)	(0.1)
Other income, net	(0.1)	(0.1)	(0.1)
(Loss) income before income taxes	(7.8)	5.7	8.6
(Benefit) provision for income taxes	(2.2)	1.3	2.1
Net (loss) income	(5.6)%	4.4%	6.5%

Non-GAAP Information

This results of operations section contains net income per diluted share presented on a non-GAAP basis, which is a non-GAAP financial measure (“non-GAAP” or “adjusted”), comprised of earnings per share information excluding certain items. This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies.  Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

Earnings per Share
For the Fiscal Year Ended
January 30, 2021
Net loss per diluted share - GAAP Basis	$(1.26)
Add: Impairment, restructuring and COVID-19 related charges (1)	1.20
Add: Convertible debt (2)	0.06
Net income per diluted share - Non-GAAP Basis	$(0.00)

(1) $279.8 million of pre-tax impairment, restructuring and COVID-19 related charges, which include:

        - $249.2 million of long-lived impairment charges

        - $26.9 million of incremental COVID-19 related expenses

        - $3.7 million of restructuring charges including corporate and field severance

(2) Amortization of the non-cash discount on the Company's convertible notes

Earnings per Share
For the Fiscal Year Ended
February 1, 2020
Net income per diluted share - GAAP Basis	$1.12
Add: Impairment and restructuring (1)	0.36
Net income per diluted share - Non-GAAP Basis	$1.48

(1) $80.5 million pre-tax impairment and restructuring charges, which include:

        - $64.5 million of leasehold improvements, store fixtures, and operating lease right of use assets and a $1.7 million goodwill impairment charge.

        - $14.2 million of restructuring charges including $6.7 million of corporate and field severance, $4.2 million of joint business venture exit charges, $1.8 million of market transition costs in Japan and $1.5 million of China severance and closure costs related to Company-owned and operated stores

Comparison of Fiscal 2020 to Fiscal 2019

Total Net Revenue

Total net revenue for Fiscal 2020 decreased 13% to $3.759 billion compared to $4.308 billion for Fiscal 2019.  Included in total net revenue during Fiscal 2019 is $40.0 million recognized for license royalties from a third-party operator of AE stores in Japan. The COVID-19 pandemic and the associated temporary closures of our retail stores since March 17, 2020 have negatively affected our consolidated financial results for Fiscal 2020.  As of January 30, 2021, nearly all of our stores have opened and remain opened.

American Eagle

Total net revenue for Fiscal 2020 for the American Eagle brand was $2.734 billion compared to $3.480 billion for Fiscal 2019. Units per transaction decreased in the high single digits and average unit retail price increased in the high teens.

Aerie

Total net revenue for Fiscal 2020 for the Aerie brand was $990.0 million compared to $801.0 million for Fiscal 2019.  Units per transaction decreased in the high single digits and average unit retail price increased in the high teens.

Gross Profit

Gross profit decreased 25% to $1.148 billion for Fiscal 2020 from $1.522 billion for Fiscal 2019. The gross profit margin declined 480 basis points to 30.5% of total net revenue. This reflected the decline in revenue from temporary retail store closures and the impact of fixed buying, occupancy and warehousing costs as a result of the revenue decline due to the impact of the COVID-19 pandemic on our business.

There was $15.9 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year. This is compared to $11.2 million of share-based payment expense included in gross profit last year.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased 5% to $977.3 million for Fiscal 2020, compared to $1.029 billion for Fiscal 2019. As a percentage of total net revenue, selling, general, and administrative expenses increased 210 basis points to 26.0%, compared to 23.9% for Fiscal 2019. The reduction in expense for Fiscal 2020 was primarily the result of lower store payroll and selling expense due to COVID-19 related closures, as well as discretionary spend reductions, partially offset by incremental corporate compensation costs.

There was $16.8 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general, and administrative expenses for Fiscal 2020 compared to $11.8 million for Fiscal 2019.

Impairment, Restructuring and COVID-19 Related Charges

In Fiscal 2020, total impairment, restructuring and COVID-19 related charges were $279.8 million. We recorded asset impairment charges of $249.2 million.  Included in this amount are retail store impairment charges of $203.2 million, of which $154.8 million relates to operating lease ROU assets and $48.4 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  We also recorded $28.0 million of impairment charges related to certain corporate property and equipment as well as $18.0 million of impairment charges of certain cost and equity method investments.

Additionally, we recorded $26.9 million for incremental COVID-19 related expenses consisting of personal protective equipment and supplies for our associates and customers and $3.7 million of severance and related employee costs.

In Fiscal 2019, impairment and restructuring charges were $80.5 million. We recorded asset impairment charges of $64.5 million on the assets of 20 retail stores. Of the total, $39.5 million related to the impairment of leasehold improvements and store fixtures, and $25.0 million related to the impairment of operating lease ROU assets. We also concluded that certain goodwill was impaired resulting in a $1.7 million charge. Additionally, we recorded $6.7 million for corporate and field severance, $4.2 million of charges related to the planned exit of a joint business venture, $1.8 million related to Japan market transition costs, and $1.5 million of China severance and closure costs related to Company-owned stores.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 9% to $162.4 million for Fiscal 2020 from $179.1 million for Fiscal 2019, driven by asset impairments taken in Fiscal 2019 and 2020, as well as lower capital spending in Fiscal 2020.  As a percentage of total net revenue, depreciation and amortization expense increased 20 basis points to 4.3% from 4.1% in Fiscal 2019.

Interest Expense (Income), Net

Interest expense was $24.6 million for Fiscal 2020, compared to interest income of $6.2 million for Fiscal 2019. The increase in expense was primarily attributable to interest expense related to our convertible notes issued this year and credit facility borrowings.

Other Income, Net

Other income was $3.7 million for Fiscal 2020, compared to $5.7 million for Fiscal 2019. The decrease was attributable to foreign currency fluctuations and other non-operating expenses.

Income Taxes

The effective income tax benefit rate is 28.4% for Fiscal 2020 compared to an effective tax rate of 22.0% for Fiscal 2019. The effective income tax benefit rate this year is primarily a result of the provisions of the Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) which permit the carry back of current year losses to a tax year where the U.S. federal corporate income tax rate was 35%, offset by an incremental rate increase on the revaluation of deferred tax assets and liabilities for current year activity and an increase to the valuation allowances recorded in the current year. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates. Refer to Notes 2 and 14 to the Consolidated Financial Statements for additional information regarding our accounting for income taxes.

Net (Loss) Income

Net loss was $209.3 million for Fiscal 2020 compared to net income of $191.3 million for Fiscal 2019. The change in net (loss) income was attributable to the factors described above. As a percentage of total net revenue, net (loss) income was (5.6%) and 4.4% for Fiscal 2020 and Fiscal 2019, respectively. Net loss per diluted share was ($1.26), which included $279.8 million ($1.20 per diluted share) of pre-tax impairment, restructuring, and COVID-19 related charges and $12.3 million ($0.06 per diluted share) of pre-tax non-cash interest related to our convertible notes.

Net income per diluted share for Fiscal 2019 was $1.12 and included $80.5 million ($0.36 per diluted share) of pre-tax impairment and restructuring charges.

Liquidity and Capital Resources

Our uses of cash have historically been for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion and the return of value to shareholders through the repurchase of common stock, and the payment of dividends.  Additionally, our uses of cash have included the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.  The rapid expansion of the COVID-19 global pandemic, the related economic impacts, and the closure of our retail stores, resulted in a decline in net sales and earnings for Fiscal 2020, which had a corresponding impact on our liquidity and uses of cash.

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January 2024.  In April 2020, we issued $415 million aggregate principal amount of convertible senior notes due in 2025.  We have outstanding contractual obligations of $1.7 billion undiscounted related to our operating leases, of which a total of $363 million will be paid in 2021.

As discussed in the overview, we are focused on preserving our liquidity and managing our cash flows through certain actions to enhance our ability to meet short-term liquidity needs. We have taken a series of actions to reinforce our liquidity and financial flexibility, including:

•	the deferred payment of the first quarter Fiscal 2020 cash dividend and suspension of our second, third, and fourth quarter dividends as well as our share repurchase program;
•	temporary furloughs of store, field, and corporate associates that began on April 5, 2020, largely reflecting the continued uncertainty surrounding the duration of store closures;
•	reductions to operating expenses, which include suspended merit increases for associates, a hiring freeze, and other cost-saving initiatives;

•	a convertible notes issuance and credit facility borrowings;
•	cuts to inventory receipts to align with lower demand due to store closures; and
•	planned reductions to capital expenditures across stores, information technology and other projects.

As of January 30, 2021, we had approximately $850.5 million in cash and cash equivalents, which includes the proceeds from our convertible notes.  In April 2020, the Company issued $415 million aggregate principal amount of 3.75% convertible senior notes due in 2025 in a private placement to qualified institutional buyers.  Interest is payable semi-annually.  Refer to Note 9 to the Consolidated Financial Statements for additional information regarding our long-term debt. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	January 30	February 1,
	2021	2020
Working Capital (in thousands)	$664,161	$296,174
Current Ratio	1.77	1.39

Working capital as of January 30, 2021 increased $368.0 million compared to February 1, 2020. The largest increase came from increased cash and short-term investments of $433.5 million due primarily to the $406.1 million proceeds from our convertible notes issuance. Compared to February 1, 2020, the remaining change was primarily due to a $55.0 million increase in prepaid expenses and a $27.0 million increase in accounts receivable, offset by a $40.8 million decrease in merchandise inventory and a $98.7 million increase in accrued compensation and payroll taxes.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities totaled $202.5 million during Fiscal 2020, compared to $415.4 million during Fiscal 2019. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Investing activities for Fiscal 2020 included $128.0 million in capital expenditures for property and equipment partially offset by $55.0 million of net short-term investment sales. Investing activities for Fiscal 2019 included $210.4 million in capital expenditures for property and equipment offset by $37.1 million of net short-term investment sales. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows Provided by (Used for) Financing Activities

During Fiscal 2020, cash provided by financing activities primarily consisted of $406.1 million of net proceeds from our revolving line of credit and the issuance of convertible notes. This was partially offset by $22.9 million for the payment of dividends, $20.0 million used for purchases of 1.7 million shares of common stock under publicly-announced programs in early March 2020, and $5.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Early in Fiscal 2020, we borrowed on our revolving line of credit and issued convertible notes to strengthen our cash position and provide us with additional financial flexibility during the remainder of the ongoing COVID-19 pandemic. By August 2020, we had repaid the $330.0 million in revolving line of credit borrowings.

During Fiscal 2019, cash used for financing activities primarily consisted of $112.4 million of purchases of common stock under publicly announced programs, $92.8 million for the payment of dividends, and $8.1 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

Cash returned to shareholders through dividends and share repurchases was $42.9 million and $205.2 million in Fiscal 2020 and Fiscal 2019, respectively.

Capital Expenditures for Property and Equipment

Fiscal 2020 capital expenditures were $128.0 million, compared to $210.4 million in Fiscal 2019. Fiscal 2020 expenditures included $55.8 million related to investments in our stores, including 40 AEO stores (8 AE, 31 Aerie stand-alone, and 1

Todd Snyder), 8 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($33.2 million), e-commerce ($27.5 million) and other home office projects ($11.5 million).

For Fiscal 2021, we expect capital expenditures to be in the range of $250 million to $275 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

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

In March 2020, we borrowed $330.0 million under the Credit Facilities which we repaid in full by August 2020.  As of January 30, 2021, we were in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit.

Stock Repurchases

During Fiscal 2016, our Board of Directors (our “Board”) authorized the repurchase of 25.0 million shares of our common stock.  The authorization of the repurchase of the remaining 3.6 million shares that may yet be repurchased under the Fiscal 2016 authorization expired on January 30, 2021.

During Fiscal 2019, our Board authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024. In early March 2020, as part of our publicly-announced share repurchase program, we repurchased 1.7 million shares for $20.0 million, at a weighted average price of $11.63 per share. As of January 30, 2021, our total remaining share repurchase authorization was 30.0 million shares.

As previously announced, to preserve cash liquidity in response to the uncertainty created by the impact of COVID-19, the company suspended its publicly-announced share repurchase program. Accordingly, we did not repurchase any shares pursuant to this program during the second, third or fourth quarters of Fiscal 2020.  Subsequent to January 30, 2021, the Company has unsuspended its share repurchase program. During Fiscal 2019, we repurchased 6.3 million shares for approximately $112.4 million at a weighted average price of $17.74 per share.

During both Fiscal 2020 and Fiscal 2019, we repurchased approximately 0.4 million shares from certain employees at market prices totaling $5.4 million and $8.1 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

Dividends are disclosed in Part II. Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

As of January 30, 2021, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents) measured at fair value on a recurring basis as of January 30, 2021:

	Fair Value Measurements at January 30, 2021
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$524,970	$524,970	—	—
Interest bearing deposits	275,507	275,507	—	—
Certificates of deposits	50,000	50,000	—	—
Total cash and cash equivalents	$850,477	$850,477	—	—

Long-Term Debt

The fair value of the Company's $415 million aggregate principal amount of convertible senior notes due in 2025 is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of these convertible notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

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

Interest Rate Risk

Our earnings from our investments are not materially affected by changes in market interest rates. If our Fiscal 2020 average yield rate decreases by 10% in Fiscal 2021, our loss before taxes will increase by approximately $0.1 million. Comparatively, if our Fiscal 2019 average yield rate had decreased by 10% in Fiscal 2020, our income before taxes would have decreased by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks.  A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $20.2 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. An unrealized loss of $7.6 million is included in accumulated other comprehensive income as of January 30, 2021. This is primarily related to the decline in the US dollar to Mexican peso and US dollar to Canadian dollar exchange rates during the 13 weeks ended May 2, 2020, partially offset by the strengthening of the US dollar during the 39 weeks ended January 30, 2021.

This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the US dollar over time.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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

Retail Store Long-Lived Asset Impairment
Description of the Matter

As more fully described in Notes 2, 4 and 16 to the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (fixtures and equipment, leasehold improvements and operating lease right of use assets) at the individual retail store level, which is the lowest level at which cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those stores are less than their carrying amounts. When this is the case, the Company compares the estimated fair value of the respective retail store to its carrying value. If fair value is less than the carrying value, an impairment loss is recorded for the difference. The significant assumption used in the Company’s projected undiscounted cash flow analyses is revenue growth rates. Significant assumptions utilized in the calculated fair value of the respective retail stores included the aforementioned assumption, market participant real estate assumptions and discount rate. For the year ended January 30, 2021, the Company recorded retail store impairment charges of $203.2 million. Of the total, $154.8 million related to the impairment of operating lease right of use assets and $48.4 million related to the impairment of store property and equipment (fixtures and equipment and leasehold improvements).

Auditing the Company’s retail store impairment analyses was complex and involved a high degree of subjectivity, as it included assessing the assumptions utilized to project the undiscounted cash flows to be generated by retail stores with indicators of impairment, for purposes of determining if such cash flows were less than the carrying amount. Further, auditing these analyses also involved evaluating the assumptions utilized to estimate the fair value of those retail stores to calculate any impairment.

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

Our testing of the Company’s impairment analyses included, among other procedures, inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired retail stores. Additionally, we evaluated the significant assumption discussed above used to project the undiscounted cash flows and the incremental assumptions discussed above used to estimate fair value. For example, we compared the significant assumptions used by management to historical results, current industry and economic trends, changes in the Company’s business model, and other relevant factors. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the individual retail stores that would result from changes in the underlying assumptions. We involved our valuation specialists to assist in our evaluation of the fair value estimate specific to evaluating market participant real estate data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 11, 2021

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	January 30,	February 1,
(In thousands, except per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$850,477	$361,930
Short-term investments (available for sale)	-	55,000
Merchandise inventory	405,445	446,278
Accounts receivable, net	146,102	119,064
Prepaid expenses and other	120,619	65,658
Total current assets	1,522,643	1,047,930
Property and equipment, at cost, net of accumulated depreciation	623,808	735,120
Operating lease right-of-use assets	1,155,965	1,418,916
Intangible assets, net, including goodwill	70,332	53,004
Non-current deferred income taxes	33,045	22,724
Other assets	29,013	50,985
Total assets	$3,434,806	$3,328,679

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$255,912	$285,746
Current portion of operating lease liabilities	328,624	299,161
Accrued income and other taxes	14,150	9,514
Accrued compensation and payroll taxes	142,272	43,537
Unredeemed gift cards and gift certificates	62,181	56,974
Other current liabilities and accrued expenses	55,343	56,824
Total current liabilities	858,482	751,756
Non-current liabilities:
Long-term debt, net	325,290	-
Non-current operating lease liabilities	1,148,742	1,301,735
Other non-current liabilities	15,627	27,335
Total non-current liabilities	1,489,659	1,329,070
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 166,335 and 166,993 shares outstanding, respectively	2,496	2,496
Contributed capital	663,718	577,856
Accumulated other comprehensive loss, net of tax	(40,748)	(33,168)
Retained earnings	1,868,613	2,108,292
Treasury stock, 83,231 and 82,573 shares, respectively, at cost	(1,407,414)	(1,407,623)
Total stockholders' equity	1,086,665	1,247,853
Total liabilities and stockholders’ equity	$3,434,806	$3,328,679

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands, except per share amounts)	2021	2020	2019
Total net revenue	$3,759,113	$4,308,212	$4,035,720
Cost of sales, including certain buying, occupancy and warehousing expenses	2,610,966	2,785,911	2,548,082
Gross profit	1,148,147	1,522,301	1,487,638
Selling, general and administrative expenses	977,264	1,029,412	980,610
Impairment, restructuring and COVID-19 related charges	279,826	80,494	1,568
Depreciation and amortization expense	162,402	179,050	168,331
Operating (loss) income	(271,345)	233,345	337,129
Interest expense (income), net	24,610	(6,202)	(3,492)
Other income, net	(3,682)	(5,731)	(4,479)
(Loss) income before income taxes	(292,273)	245,278	345,100
(Benefit) provision for income taxes	(82,999)	54,021	83,198
Net (loss) income	$(209,274)	$191,257	$261,902

Basic net (loss) income per common share	$(1.26)	$1.13	$1.48

Diluted net (loss) income per common share	$(1.26)	$1.12	$1.47

Weighted average common shares outstanding - basic	166,455	169,711	176,476
Weighted average common shares outstanding - diluted	166,455	170,867	178,035

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Net (loss) income	$(209,274)	$191,257	$261,902
Other comprehensive gain (loss):
Foreign currency translation (loss) gain	(7,580)	1,664	(4,037)
Other comprehensive (loss) gain	(7,580)	1,664	(4,037)
Comprehensive (loss) income	$(216,854)	$192,921	$257,865

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 3, 2018	177,316	$2,496	$593,770	$1,883,592	$(1,202,272)	$(30,795)	$1,246,791
Stock awards	—	—	27,057	—	—	—	27,057
Repurchase of common stock as part of publicly announced programs	(7,300)	—	—	—	(144,405)	—	(144,405)
Repurchase of common stock from employees	(943)	—	—	—	(19,668)	—	(19,668)
Reissuance of treasury stock	3,363	—	(48,022)	8,407	56,653	—	17,038
Net income	—	—	—	261,902	—	—	261,902
Other comprehensive loss	—	—	—	—	—	(4,037)	(4,037)
Cash dividends and dividend equivalents ($0.55 per share)	—	—	2,124	(99,247)	—	—	(97,123)
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	22,742	—	—	—	22,742
Repurchase of common stock as part of publicly announced programs	(6,336)	—	—	—	(112,381)	—	(112,381)
Repurchase of common stock from employees	(431)	—	—	—	(8,087)	—	(8,087)
Adoption of ASC 842, net of tax	—	—	—	(44,435)	—	—	(44,435)
Reissuance of treasury stock	1,324	—	(22,175)	1,959	22,537	—	2,321
Net income	—	—	—	191,257	—	—	191,257
Other comprehensive income	—	—	—	—	—	1,664	1,664
Cash dividends and dividend equivalents ($0.55 per share)	—	—	2,360	(95,143)	—	—	(92,783)
Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	32,298	—	—	—	32,298
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(449)	—	—	—	(5,413)	—	(5,413)
Convertible Notes - Equity portion, net of tax	—	—	68,330	—	—	—	68,330
Reissuance of treasury stock	1,511	—	(15,522)	(7,551)	25,622	—	2,549
Net loss	—	—	—	(209,274)	—	—	(209,274)
Other comprehensive loss	—	—	—	—	—	(7,580)	(7,580)
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	756	(22,854)	—	—	(22,098)
Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665

(1)

600,000 authorized, 249,566 issued and 166,335 outstanding, $0.01 par value common stock at January 30, 2021; 600,000 authorized, 249,566 issued and 166,993 outstanding, $0.01 par value common stock at February 1, 2020; 600,000 authorized, 249,566 issued and 172,436 outstanding, $0.01 par value common stock at February 2, 2019; 600,000 authorized, 249,566 issued and 177,316 outstanding, $0.01 par value common stock at February 3, 2018. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock for all periods presented.

(2)

83,231 shares, 82,573 shares and 77,130 shares at January 30, 2021, February 1, 2020, and February 2, 2019 respectively. During Fiscal 2020, Fiscal 2019, and Fiscal 2018, 1,511 shares, 1,324 shares, and 3,363 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Operating activities:
Net (loss) income	$(209,274)	$191,257	$261,902
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	165,580	181,379	170,504
Share-based compensation	32,778	23,038	27,506
Deferred income taxes	(34,890)	6,541	(4,391)
Loss on impairment of assets	249,163	66,252	546
Changes in assets and liabilities:
Merchandise inventory	42,156	(21,615)	(28,496)
Operating lease assets	226,376	261,303	—
Operating lease liabilities	(238,810)	(271,519)	—
Other assets	(107,317)	(32,845)	(22,206)
Accounts payable	(30,909)	44,949	4,329
Accrued compensation and payroll taxes	95,116	(38,603)	28,043
Accrued and other liabilities	12,529	5,279	18,908
Net cash provided by operating activities	202,498	415,416	456,645
Investing activities:
Capital expenditures for property and equipment	(127,975)	(210,360)	(189,021)
Purchase of available-for-sale investments	(14,956)	(85,000)	(202,912)
Sale of available-for-sale investments	69,956	122,135	109,776
Other investing activities	(970)	(1,669)	(672)
Net cash used for investing activities	(73,945)	(174,894)	(282,829)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(20,000)	(112,381)	(144,405)
Repurchase of common stock from employees	(5,413)	(8,087)	(19,668)
Proceeds from revolving line of credit and convertible notes	736,108	—	—
Principal payments on revolving line of credit	(330,000)	—	—
Net proceeds from stock options exercised	3,265	2,119	15,495
Cash dividends paid	(22,854)	(92,783)	(97,123)
Other financing activities	(1,199)	(94)	(6,802)
Net cash provided by (used for) financing activities	359,907	(211,226)	(252,503)
Effect of exchange rates on cash	87	(696)	(1,596)
Net change in cash and cash equivalents	488,547	28,600	(80,283)
Cash and cash equivalents - beginning of period	$361,930	$333,330	$413,613
Cash and cash equivalents - end of period	850,477	361,930	333,330

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended January 30, 2021

1.  Business Operations

American Eagle Outfitters, Inc. (the “Company,” “we” and “our”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Todd Snyder New York, a premium menswear brand.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com and more than 200 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 81 countries worldwide.

AEO Direct reinforces each particular brand platform and is designed to complement the in-store experience.  We offer the ability for customers to return products seamlessly via any channel regardless of where it was originally purchased.  We also offer a variety of channels to fulfill customer orders.  These include “ship to home”, which can be fulfilled either through our distribution center or our store sites (buy online, ship from stores) when purchased online or through our app; “store pick-up”, which consist of online orders being fulfilled either in store or curbside, and we offer “store-to-door” capability where customers order within our store, and the goods are shipped directly to their home.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 30, 2021, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2021” refers to the 52-week period that will end on January 29, 2022. “Fiscal 2020” refers to the 52-week period ended January 30, 2021. “Fiscal 2019” refers to the 52-week period ended February 1, 2020. “Fiscal 2018” refers to the 52-week period ended February 2, 2019.

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

The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a right-of-use, “ROU” asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses, which modifies the measurement of expected credit losses of certain financial instruments. The Company adopted this ASU on February 2, 2020. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-06 on its Consolidated Financial Statements, which may be material.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into United States dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with ASC 220, Comprehensive Income. (Refer to Note 11 to the Consolidated Financial Statements for information regarding comprehensive income).

Cash, Cash Equivalents, and Short-term Investments

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-term investments classified as available-for-sale included certificates of deposit with a maturity greater than three months, but less than one year as of February 1, 2020.

Refer to Note 3 to the Consolidated Financial Statements for information regarding cash, cash equivalents, and short-term investments.

Receivables

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of certain of our customers to make required payments for products or services delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical and expected future receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

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

As of January 30, 2021, the weighted average remaining useful life of our assets was approximately 7.2 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease ROU assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of Operating (loss) income within Impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 16 for additional information regarding impairment charges for Fiscal 2020 and Fiscal 2019.

Intangible Assets, including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business, and Tailgate. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis and last performed an annual impairment test as of January 30, 2021.  As a result, there was no goodwill impairment charge recorded during Fiscal 2020. During Fiscal 2019, the Company concluded that certain goodwill was impaired resulting in a $1.7 million charge included within Impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $8.8 million, $9.5 million, and $8.9 million during Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, of revenue related to gift card breakage.

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

Refer to Note 10 to the Consolidated Financial Statements for additional information.

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

Customer Loyalty Program

In June 2020, the Company launched a highly-digitized loyalty program called Real Rewards by American Eagle and Aerie™ (the “Program”). This Program features both shared and unique benefits for loyalty members and credit card holders. Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn rewards in the form of discount savings certificates. Prior to this launch in June 2020, under our previous program, AEO Connected™, we also offered additional rewards for key items such as jeans and bras. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).  The portion of the sales revenue attributed to the award points is deferred and recognized when the award is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606. As the points are earned, a current liability is recorded for the estimated cost of the reward, and the impact of adjustments is recorded in revenue.

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

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Beginning balance	$5,825	$4,620	$4,717
Returns	(107,700)	(121,513)	(113,805)
Provisions	110,252	122,718	113,708
Ending balance	$8,377	$5,825	$4,620

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

The calculation of deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance requires management to make estimates and assumptions. The Company believes that its estimates and assumptions are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).

Refer to Note 14 to the Consolidated Financial Statements for additional information.

Revenue Recognition

The Company recognizes revenue pursuant to ASC 606.  Revenue is recorded for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs, and other promotional costs are expensed when the marketing campaign commences. As of January 30, 2021 and February 1, 2020, the Company had prepaid advertising expense of $5.7 million and $14.5 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $150.0 million, $151.5 million, and $143.2 million in advertising expense during Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.

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

Other (Income), Net

Other income, net consists primarily of gains and losses resulting from foreign currency transactions.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Cash paid during the periods for:
Income taxes	$4,191	$69,689	$81,248
Interest	$10,316	$828	$1,207

Segment Information

We have two reportable segments: American Eagle and Aerie.  For additional information, regarding the Company’s segment and geographic information, refer to Note 15 to the Consolidated Financial Statements.

3.  Cash, Cash Equivalents, and Short-term Investments

The following table summarizes the fair market value of our cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

	January 30,	February 1,
(In thousands)	2021	2020
Cash and cash equivalents:
Cash	$524,970	$126,087
Interest bearing deposits	275,507	235,843
Certificates of deposit	50,000	—
Total cash and cash equivalents	$850,477	$361,930
Short-term investments:
Certificates of deposit	—	55,000
Total short-term investments	—	55,000
Total cash and short-term investments	$850,477	$416,930

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

Long-Term Debt

As of January 30, 2021 the Company had no outstanding borrowings under its revolving credit facilities.

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

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2020, the Company recorded asset impairment charges of $249.2 million.  Included in this amount are retail store impairment charges of $203.2 million, of which $154.8 million relates to operating lease ROU assets and $48.4 million relates to store property and equipment (fixtures and equipment and leasehold improvements).   We also recorded $28.0 million of impairment charges related to certain corporate property and equipment as well as $18.0 million of impairment charges of certain cost and equity method investments.   The assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations. The fair value of the impaired assets, after the recorded loss, is approximately $93.2 million.

The fair value of the Company’s stores was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

During Fiscal 2019, the Company concluded that certain goodwill was impaired resulting in a $1.7 million charge included within Impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.  The measurement of the goodwill impairment included Level 3 measurements.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands, except per share amounts)	2021	2020	2019
Weighted average common shares outstanding:
Basic number of common shares outstanding	166,455	169,711	176,476
Dilutive effect of stock options and non-vested restricted stock	—	1,156	1,559
Diluted number of common shares outstanding	166,455	170,867	178,035

Anti-Dilutive Shares*	14,259	700	393

*In Fiscal 2020, there were 1.9 million potentially dilutive equity awards and 12.4 million potentially dilutive shares from the Company’s convertible notes that were excluded from the diluted earnings per share calculation because the company incurred a net loss for this period and their inclusion would be anti-dilutive.  For all other periods, anti-dilutive shares relate to stock options and unvested restricted stock.

The Company has the right to settle its convertible notes in any combination of cash and shares of common stock.  However, the Company intends to settle the original principal portion of the convertible notes in cash and any conversion value above the principal in stock.  Because of this repayment policy election, only the conversion spread portion of the amount owed is reflected as dilutive in our weighted average diluted shares outstanding.  The Company uses the average of the closing prices of its common stock (NYSE: AEO) as reported on the New York Stock Exchange to calculate the conversion spread.  These convertible notes could have a potential dilutive effect in future periods.

Refer to Note 9 and Note 12 to the Consolidated Financial Statements for additional information regarding the Company’s convertible notes and share-based compensation.

6.  Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	January 30,	February 1,
(In thousands)	2021	2020
Franchise and license receivable	$41,506	$36,060
Merchandise sell-offs and vendor receivables	45,096	24,474
Credit card program receivable	19,481	30,578
Tax and other government refunds	12,394	6,607
Landlord construction allowances	12,844	12,038
Gift card receivable	1,544	1,794
Other items	13,237	7,513
Total	$146,102	$119,064

7.  Property and Equipment, net

Property and equipment, net consists of the following:

	January 30,	February 1,
(In thousands)	2021	2020
Land	$17,910	$17,910
Buildings	216,429	211,814
Leasehold improvements	689,885	721,514
Fixtures and equipment	1,325,711	1,316,198
Construction in progress	1,039	46,992
Property and equipment, at cost	$2,250,974	$2,314,428
Less: Accumulated depreciation	(1,627,166)	(1,579,308)
Property and equipment, net	$623,808	$735,120

Depreciation expense is as follows:

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Depreciation expense	$159,413	$178,038	$164,265

Additionally, during Fiscal 2020, Fiscal 2019, and Fiscal 2018, the Company recorded $2.2 million, $4.3 million and $2.0 million, respectively, related to asset write-offs within depreciation and amortization expense.

8.  Intangible Assets, net, including Goodwill

Intangible assets, net, including goodwill, consists of the following:

	January 30,	February 1,
(In thousands)	2021	2020
Goodwill, gross	$17,463	$17,353
Accumulated impairment (1)	(4,196)	(4,196)
Goodwill, net	$13,267	$13,157

Trademarks and other intangibles, at cost	92,663	71,685
Accumulated amortization	(35,598)	(31,838)
Trademarks and other intangibles, net	$57,065	$39,847

Intangibles, net, including goodwill	$70,332	$53,004

(1)	Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016

Amortization expense is as follows:

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Amortization expense	$3,752	$4,184	$4,225

The table below summarizes the estimated future amortization expense for intangible assets existing as of January 30, 2021 for the next five Fiscal Years:

Future
(In thousands)	Amortization
2021	$4,292
2022	$4,284
2023	$4,194
2024	$4,071
2025	$3,935

9.  Long-Term Debt, Net

The Company’s long-term debt consisted of the following as of January 30, 2021:

January 30,
(In thousands)	2021
Convertible notes principal	$415,025
Less: unamortized discount	89,735
Convertible notes, net	$325,290
Revolving credit facility borrowings	—
Total long-term debt, net	$325,290

Convertible Notes - Equity portion, net of tax	68,330

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

The Company does not have the right to redeem the Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the fortieth scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the Notes, at its option, for cash, if the last reported sale price of AEO’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their Notes for approximately 115.1 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $8.69 per share.

The Company has the right to settle conversions in any combination of cash and shares of common stock. However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in stock. Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in earnings per share.

The effective interest rate for the Notes is 10.0% and we calculated the effective yield using a market approach.  The remaining amortization period of the discount was 4.25 years  as of January 30, 2021.

Interest expense for the Notes was:

Year ended January 30,
(In thousands)	2021
Cash interest expense	$11,857
Amortization of discount	$12,517
Total interest expense	$24,374

The following table discloses conversion amounts if the Notes were all converted as of the end of the period:

January 30,
(In thousands, except per share amounts)	2021
Number of shares convertible	47,780
Conversion price per share	$8.69
Value in excess of principal if converted	$512,646

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

As of January 30, 2021, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of January 30, 2021. In March 2020, the Company borrowed $330.0 million on the Credit Facilities and repaid the borrowings by August 2020.

The interest rate for borrowing under the Credit Facilities is one month LIBOR, plus an adjusted spread based on leverage as reflected in the Credit Facilities.  The weighted average interest rate on borrowings under the Credit Facilities during Fiscal 2020 was 1.66% and the total interest expense for Fiscal 2020 was $2.5 million.

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

	For the Year Ended
	January 30,	February 1,
(In thousands)	2021	2020
Lease costs
Operating lease costs	$325,005	$349,429
Variable lease costs	98,057	102,797
Short-term leases and other lease costs	11,090	37,293
Total lease costs	$434,152	$489,519

Other information
Cash paid for operating lease liability	$(331,543)	$(328,925)
New operating lease ROU asset entered into during the period	$116,128	$227,562

The following table contains the average remaining lease term and discount rate, weighted by outstanding operating lease liability as of the end of the period:

Lease term and discount rate	January 30, 2021
Weighted-average remaining lease term - operating leases	5.8 years
Weighted-average discount rate - operating leases	4.9%

The table below is a maturity analysis of the operating leases in effect as of the end of the period. Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
January 30, 2021
(In thousands)
Fiscal years:
2021	$363,230
2022	302,274
2023	275,442
2024	206,893
2025	173,202
Thereafter	388,922
Total undiscounted cash flows	$1,709,963
Less: discount on lease liability	(232,597)
Total lease liability	$1,477,366

The Company adopted ASC 842 as of February 3, 2019 through the modified retrospective method. Prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting treatment. In accordance with the transition guidance within ASC 842, the following table provides the disclosures related to Fiscal Year 2018 as required under ASC 840, Leases. Refer to Note 2 for further information about the Company’s adoption of ASC 842.

For the Year Ended
February 2,
(In thousands)	2019
Store rent:
Fixed minimum	$303,123
Contingent	13,883
Total store rent, excluding common area maintenance charges, real estate taxes and certain other expenses	$317,006
Offices, distribution facilities, equipment and other	18,636
Total rent expense	$335,642

11.  Other Comprehensive Loss

The accumulated balances of other comprehensive loss included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	Benefit	Comprehensive
(In thousands)	Amount	(Expense)	Loss
Balance at February 3, 2018	$(31,745)	950	$(30,795)
Foreign currency translation loss (1)	(834)	—	(834)
Loss on long-term intra-entity foreign currency transactions	(3,225)	22	(3,203)
Balance at February 2, 2019	$(35,804)	972	$(34,832)
Foreign currency translation gain (1)	2,094	—	2,094
Loss on long-term intra-entity foreign currency transactions	(577)	147	(430)
Balance at February 1, 2020	$(34,287)	$1,119	$(33,168)
Foreign currency translation loss (1)	(7,053)	—	(7,053)
Loss on long-term intra-entity foreign currency transactions	592	(1,119)	(527)
Balance at January 30, 2021	$(40,748)	$-	$(40,748)
(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in a subsidiary.

12.  Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $32.8 million ($24.6 million, net of tax), $23.0 million ($17.9 million, net of tax) and $27.5 million ($20.9 million, net of tax), respectively.

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

At January 30, 2021, the Company had awards outstanding under three share-based compensation plans, which are described below.

Share-based compensation plans

2020 Stock Award and Incentive Plan (“2020 Plan”)

The 2020 Plan was approved by the stockholders on April 13, 2020. The 2020 Plan authorized 10.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2020 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m), (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2020 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2020 Plan. The 2020 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $750,000 in any single fiscal year. Through January 30, 2021, approximately 0.9 million shares of restricted stock and approximately 0.8 million shares of common stock had been granted under the 2020 Plan to employees and directors. Approximately 50% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 50% of the restricted stock awards are time-based and 94% vest ratably over three years and 6% vest over a period of one to two years.

2017 Stock Award and Incentive Plan (“2017 Plan”)

The 2017 Plan was approved by the stockholders on May 23, 2017. The 2017 Plan authorized 11.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2017 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m) (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2017 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2017 Plan. The 2017 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $750,000 in any single fiscal year. Through January 30, 2021, approximately 7.7 million shares of restricted stock and approximately 3.5 million shares of common stock had been granted under the 2017 Plan to employees and directors. Approximately 70% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 30% of the restricted stock awards are time-based and 98% vest ratably over three years and 2% vest over a period of one to two years.  After April 13, 2020, no new awards may be granted under the 2017 Plan and all outstanding awards at that time continued in force and operation in accordance with their respective terms.

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

Stock Option Grants

The Company has granted time-based stock options under the 2014, 2017 and 2020 Plans. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier.

A summary of the Company’s stock option activity under the 2014, 2017 and 2020 Plans for Fiscal 2020 follows:

	For the Year Ended January 30, 2021
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 1, 2020	2,584	$18.18
Granted	1,705	$10.30
Exercised (1)	(193)	$15.35
Cancelled	(156)	$19.23
Outstanding - January 30, 2021	3,940	$14.87	4.9	$30,806
Vested and expected to vest - January 30, 2021	2,890	$15.52	3.3	$20,439
Exercisable - January 30, 2021 (2)	1,532	$17.26	1.4	$8,319

(1)	Options exercised during Fiscal 2020 ranged in price from $17.25 to $20.15.

(2)   Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of          vested options compared to the Company’s stock price on January 30, 2021.

The weighted-average grant date fair value of stock options granted during Fiscal 2020 and Fiscal 2019 was $3.06 and $5.98, respectively. The aggregate intrinsic value of options exercised during Fiscal 2020, Fiscal 2019, and Fiscal 2018 was $0.7 million, $0.8 million and $7.4 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.3 million and $1.2 million, respectively, for Fiscal 2020. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $2.1 million and $1.2 million, respectively, for Fiscal 2019. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $15.5 million and $3.1 million, respectively, for Fiscal 2018.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended
	January 30,	February 1,
Black-Scholes Option Valuation Assumptions	2021	2020
Risk-free interest rates (1)	0.3 - 0.6%	2.2%
Dividend yield	3.5 - 6.0%	2.4%
Volatility factors of the expected market price of the Company's common stock (2)	43.1 - 48.7%	38.2%
Weighted-average expected term (3)	4.4 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on the historical volatility of the Company’s common stock.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

As of January 30, 2021, there was $5.3 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

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

The grant date fair value of some restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.  A Monte-Carlo simulation was utilized for the remaining performance awards.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance- Based Restricted Stock Units
	For the year ended		For the year ended
	January 30, 2021		January 30, 2021
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 1, 2020	2,196	$18.56	2,138	$18.38
Granted	2,729	9.35	516	15.68
Vested	(959)	16.69	(319)	14.50
Cancelled/Forfeited	(268)	16.16	(467)	22.28
Non-vested - January 30, 2021	3,698	$12.42	1,868	$17.44

As of January 30, 2021, there was $27.7 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.9 years. Based on current probable performance, there is $5.4 million of unrecognized compensation expense related to performance-based restricted stock unit awards expected to be recognized as achievement of performance goals is probable over a one to two-year period.

As of January 30, 2021, the Company had 8.9 million shares available for all equity grants.

13.  Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20½ years of age. In addition, full-time employees need to have completed 30 days of service and part-time employees must complete 1,000 hours worked to be eligible. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to Internal Revenue Service (“IRS) limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan.  Employees are 100% vested in the Company match after 2 years. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $13.3 million, $11.5 million and $12.1 million in expense during Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, in connection with the Retirement Plan.

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

14.  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly changed U.S. international tax laws for tax years beginning after December 31, 2017 and included a provision designed to currently tax global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders. The Company has elected to treat GILTI as a period expense, and the effect of the GILTI inclusion for Fiscal 2020 is not material.

In addition, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to address the COVID-19 pandemic. The CARES Act allows net operating losses (“NOL”) generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S federal corporate income tax rate of 21%. The CARES Act contains other key income and payroll tax provisions, including the immediate write-off of qualified improvement property.

The components of (loss) income before taxes were:

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
U.S.	$(294,208)	$229,906	$308,424
Foreign	1,935	15,372	36,676
Total	$(292,273)	$245,278	$345,100

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 30,	February 1,
(in thousands)	2021	2020
Deferred tax assets:
Operating lease ROU assets	$389,604	$406,473
Net Operating Loss	10,160	5,983
State tax credits	7,407	7,092
Deferred compensation	7,357	9,005
Accruals not currently deductible	5,667	7,332
Capital Loss	4,471	—
Inventories	3,267	9,908
Employee compensation and benefits	3,166	3,176
Foreign tax credits	943	1,056
Other	5,715	5,580
Gross deferred tax assets	437,757	455,605
Valuation allowance	(12,263)	(5,861)
Total deferred tax assets	425,494	449,744
Deferred tax liabilities:
Operating lease liabilities	$(310,888)	$(370,617)
Property and equipment	(56,487)	(50,288)
Convertible Senior Note	(20,589)	—
Prepaid expenses	(2,030)	(2,996)
Other	(2,455)	(3,119)
Total deferred tax liabilities	$(392,449)	$(427,020)
Total deferred tax assets, net	$33,045	$22,724

The increase in net deferred tax assets was primarily due to an increase in the net deferred tax asset of operating lease ROU assets and operating lease liabilities, partially offset by an increase in the deferred tax liability of the convertible senior note.

As of January 30, 2021, the Company had deferred tax assets related to state and foreign net operating loss carryovers of $5.9 million and $4.3 million, respectively that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers expire in future years and some have an indefinite carryforward period. Management believes it is more likely than not that the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $4.3 million and $3.5 million have been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers as of January 30, 2021 and February 1, 2020 respectively. We also provided for valuation allowances of approximately $0.8 million and $0.7 million related to other foreign deferred tax assets as of January 30, 2021 and February 1, 2020, respectively.

The Company had foreign tax credit carryovers in the amount of $0.9 million and $1.1 million as of January 30, 2021 and February 1, 2020, respectively. The foreign tax credit carryovers begin to expire in Fiscal 2028 to the extent not utilized. Management believes it is more likely than not that this category of foreign tax credit carryover will not reduce future years’ tax liabilities. As such, valuation allowances of $0.9 million and $1.1 million have been recorded on the deferred tax assets related to the foreign tax credit carryovers as of January 30, 2021 and February 1, 2020, respectively.

The Company had state income tax credit carryforwards of $7.4 million (net of federal tax) and $7.1 million (net of federal tax) as of January 30, 2021 and February 1, 2020, respectively. These income tax credits can be utilized to offset future state income taxes, with the majority having a carryforward period of 16 years. They will begin to expire in Fiscal 2024. Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $1.8 million and $0.5 million have been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers as of January 30, 2021 and February 1, 2020, respectively.

In Fiscal 2020, the Company generated U.S. and state capital losses of $4.5 million.  Generally, the capital losses have a carryforward period of 5 years.  The Company has recorded a valuation allowance for $4.5 million on the deferred tax asset attributable to these capital losses.

Significant components of the (benefit) provision for income taxes were as follows:

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Current:
Federal	$(59,080)	$25,745	$60,453
Foreign taxes	7,443	8,137	7,343
State	3,528	13,598	19,815
Total current	(48,109)	47,480	87,611
Deferred:
Federal	$(17,286)	$12,289	$(148)
Foreign taxes	(4,622)	(1,213)	(2,367)
State	(12,982)	(4,535)	(1,898)
Total deferred	(34,890)	6,541	(4,413)
(Benefit) Provision for income taxes	$(82,999)	$54,021	$83,198

As of January 30, 2021, the undistributed earnings of the Company’s foreign subsidiaries were approximately $53.4 million. The Company intends to permanently reinvest a portion of its earnings outside of the United States for the foreseeable future. On the remaining earnings, the Company has not recognized deferred tax expense because we expect any potential distribution to be made out of previously taxed earnings, or qualify for the 100 percent dividends received deduction provided for in the Tax Act, along with little to no foreign withholding taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Unrecognized tax benefits, beginning of the year balance	$2,781	$6,534	$7,286
Increases in current period tax positions	602	422	565
Increases in tax positions of prior periods	1	151	2,279
Settlements	(450)	(2,223)	(1,397)
Lapse of statute of limitations	(289)	(720)	(545)
Decreases in tax positions of prior periods	(82)	(1,383)	(1,654)
Unrecognized tax benefits, end of the year balance	$2,563	$2,781	$6,534

As of January 30, 2021, the gross amount of unrecognized tax benefits was $2.6 million, of which $2.0 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of February 1, 2020 was $2.8 million, of which $2.3 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits decreased by $0.2 million during Fiscal 2020, decreased by $3.8 million during Fiscal 2019, and increased by $0.8 million during Fiscal 2018. Over the next twelve months, the Company believes it is reasonably possible that the unrecognized tax benefits could decrease by as much as $0.7 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet were $0.7 million and $0.7 million as of January 30, 2021 and February 1, 2020, respectively. An immaterial amount of interest and penalties was recognized in the (benefit) provision for income taxes during Fiscal 2020, Fiscal 2019, and Fiscal 2018.

The Company and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions.  The IRS has completed examinations under the IRS Compliance Assurance Program (“CAP”) through February 1, 2020, for which the majority of the issues have been resolved. The Company does not anticipate that any adjustments will result in a material change to its consolidated financial position, results of operations or cash flows. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before Fiscal 2014 (ended January 31, 2015). Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	For the Years Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	3.1	3.6	3.8
Foreign rate differential	0.3	(0.6)	(0.7)
International provisions of Tax Act	0.0	(2.1)	(0.6)
Rate differential on CARES Act NOL carryback	8.1	0.0	0.0
Valuation allowance changes, net	(2.6)	0.3	0.4
Non-deductible executive compensation	(2.1)	0.6	0.9
Change in unrecognized tax benefits	(0.1)	0.1	(0.2)
Other	0.7	(0.9)	(0.5)
	28.4%	22.0%	24.1%

The Company recorded an income tax benefit of $83.0 million (an effective tax benefit rate of 28.4%) in Fiscal 2020, compared to income tax expense of $54.0 million (an effective tax rate of 22.0%) in Fiscal 2019 and $83.2 million (an effective tax rate of 24.1%) in Fiscal 2018.

15.  Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Historically, all of the operating segments were aggregated as permitted by ASC 280 as one reportable segment.

Our CEO analyzes segment results and allocates resources based on adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income excluding impairment, restructuring and COVID-19 related charges.  Adjusted operating income (loss) may not be comparable to similarly titled measures of other companies.  Adjusted operating income (loss) on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating (loss) income as presented on the Consolidated Financial Statements.

Reportable segment information is presented in the following table:

(in thousands)	American Eagle	Aerie	Corporate(1)	Total(2)
For the year ended January 30, 2021
Total net revenue	$2,733,849	$989,989	$35,275	$3,759,113

Operating income (Ioss)	$93,029	$60,298	$(409,772)	$(271,345)
Impairment, restructuring and COVID-19 related charges	$144,486	$52,849	$67,591	$279,826
Adjusted Operating income (loss)	$237,515	$113,147	$(342,181)	$8,481

Depreciation and amortization	$63,019	$26,647	$72,736	$162,402

Capital Expenditures	$36,606	$32,723	$58,646	$127,975

For the year ended February 1, 2020
Total net revenue	$3,479,592	$801,035	$27,585	$4,308,212

Operating Income (loss)	$484,078	$47,465	$(298,198)	$233,345
Impairment and restructuring charges	$41,657	$20,261	$18,576	$80,494
Adjusted Operating Income (loss)	$525,735	$67,726	$(279,622)	$313,839

Depreciation and amortization	$75,889	$22,578	$80,583	$179,050

Capital Expenditures	$98,699	$56,283	$55,378	$210,360

For the year ended February 2, 2019
Total net revenue	$3,387,754	$627,846	$20,120	$4,035,720

Operating Income (loss)	$583,977	$39,585	$(286,433)	$337,129
Impairment and restructuring charges	-	-	$1,568	$1,568
Adjusted Operating Income (loss)	$583,977	$39,585	$(284,865)	$338,697

Depreciation and amortization	$76,084	$19,680	$72,567	$168,331

Capital Expenditures	$96,696	$34,431	$57,894	$189,021

(1)

Corporate includes revenue and operating results of the Todd Snyder brand, which is not material to disclose as a separate reportable segment.  Corporate operating costs represents certain costs that are not directly attributable to another reportable segment

(2)

The difference between Operating income (loss) and (Loss) income before taxes includes interest expense (income), net of $24.6 million in Fiscal 2020, ($6.2) million in Fiscal 2019 and ($3.5) million in Fiscal 2018 and other income, net of $3.7 million in Fiscal 2020, $5.7 million in Fiscal 2019 and $4.5 million in Fiscal 2018, which are not allocated to our reportable segments.

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following tables present summarized geographical information.

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Total net revenue:
United States	$3,295,028	$3,710,270	$3,511,265
Foreign (1)	464,085	597,942	524,455
Total net revenue	$3,759,113	$4,308,212	$4,035,720

(1)

Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	January 30,	February 1,
(In thousands)	2021	2020
Long-lived assets, net:
United States	$1,705,561	$2,032,280
Foreign	144,544	174,760
Total long-lived assets, net	$1,850,105	$2,207,040

As of January 30, 2021 and February 1, 2020, the United States and foreign balances contain $1.0 billion and $0.1 billion, and $1.3 billion and $0.1 billion of operating lease ROU assets, respectively, related to the adoption of ASC 842.  Refer to Note 2 for further information about the Company’s adoption of ASC 842.

Through its portfolio of brands, the Company offers on-trend clothing, accessories, and personal care products (collectively “merchandise”). The following table sets forth the approximate consolidated percentage of total net revenue from operations attributable to each merchandise category:

	For the Years Ended
	January 30,	February 1,	February 2,
Total Revenue (in thousands)	2021	2020	2019
American Eagle merchandise	2,733,849	3,479,592	3,387,754
Aerie merchandise	989,989	801,035	627,846
Total merchandise(1)	$3,723,838	$4,280,627	$4,015,600

As a percentage of total revenue
American Eagle merchandise	73%	81%	84%
Aerie merchandise	26%	19%	16%
Total merchandise(1)	99%	100%	100%

(1) Total does not include Todd Snyder merchandise as it is not material

16.  Impairment, Restructuring and COVID-19 Related Charges

The following table represents impairment, restructuring and COVID-19 related charges. All amounts were recorded within impairment, restructuring and COVID-19 related charges on the Consolidated Statements of Operations, unless otherwise noted.

	For the years ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Long-lived asset Impairment charges (1)	$249,163	$66,252	$—
Incremental COVID-19 related expenses(2)	26,930	—	—
Severance and related employee costs	3,733	6,691	1,568
Joint business venture exit charges	—	4,194	—
Japan market transition costs	—	1,814	—
China restructuring	—	1,543	—
Total impairment, restructuring, and COVID-19 related charges	$279,826	$80,494	$1,568

(1)

The Company recorded impairment charges of $249.2 million.  Included in this amount are retail store impairment charges of $203.2 million, of which $154.8 million relates to operating lease ROU assets and $48.4 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  We also recorded $28.0 million related to the impairment of certain corporate property and equipment, as well as $18.0 million of certain cost and equity method investments. In Fiscal 2019, the Company recorded asset impairment charges of $64.5 million on the assets of 20 retail stores. Of the total, $39.5 million related to the impairment of leasehold improvements and store fixtures, and $25.0 million related to the impairment of operating lease ROU assets. The Company also concluded that certain goodwill was impaired resulting in a $1.7 million charge in Fiscal 2019.

(2)	Incremental COVID-19 related expenses consisting of personal protective equipment and supplies for our associates and customers.

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

January 30,
(In thousands)	2021
Accrued liability as of February 1, 2020	$4,187
Add: Costs incurred, excluding non-cash charges	3,733
Less: Cash payments and adjustments	(5,108)
Accrued liability as of January 30, 2021	$2,812

The accrued liability as of February 1, 2020 relates to previous restructuring activities disclosed in the Company’s Fiscal 2019 Form 10-K, which remained unpaid at the beginning of Fiscal 2020.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2021. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of January 30, 2021, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January, 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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

March 11, 2021

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after January 30, 2021, is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Part II Item 8, Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020

Consolidated Statements of Operations for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

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

4.3

Indenture, dated as of April 27, 2020, between American Eagle Outfitters, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 28, 2020 (SEC File No. 001-33338)).

4.4

Form certificate representing the 3.75% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 28, 2020 (SEC File No. 001-33338)).

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

Exhibit Number	Description

10.2+

First Amendment to the Amended and Restated Credit Agreement, dated as of January 30, 2019, among American Eagle Outfitters, Inc. and certain of its subsidiaries as co-borrowers or grantors, each lender from time to time party thereto, and PNC Bank, National Association as administrative agent for the lenders and certain other parties and agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 23, 2020 (SEC File No. 001-33338)).

10.3^

American Eagle Outfitters, Inc. Deferred Compensation Plan, Amended and Restated December 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2008 (SEC File No. 001-33338))

10.4*^	American Eagle Outfitters, Inc. Deferred Compensation Plan, Amended and Restated January 28, 2021

10.5^	American Eagle Outfitters, Inc. Form of Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2006 (SEC File No. 001-33338))

10.6^	Form of Change in Control Agreement dated April 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2010 (SEC File No. 001-33338))

10.7^

Change in Control Agreement between American Eagle Outfitters, Inc. and Michael A. Mathias, dated April 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2020 (SEC File No. 001-33338))

10.8^

Form of RSU Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 11, 2011 (SEC File No. 001-33338))

10.9^	Letter Agreement with Chad Kessler dated December 2, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.10^	Letter Agreement with Jennifer Foyle dated June 25, 2010 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.11^	Form of 2016 Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2017 (SEC File No. 001-33338))

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

10.17^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 12, 2018 (SEC File No. 001-33338))

10.18^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 12, 2018 (SEC File No. 001-33338))

10.19^

Separation Agreement between American Eagle Outfitters, Inc. and Robert Madore, dated September 21, 2020 (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-Q filed December 3, 2020 (SEC File No. 001-33338))

Exhibit Number	Description

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, formatted as Inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020, (ii) Consolidated Statements of Operations for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2021, February 2, 2020, and February 2, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, and (v) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

+	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC
^	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

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
Jay L. Schottenstein
Chief Executive Officer

Dated March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2021.

Signature		Title

/s/ Jay L. Schottenstein		Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)
Jay L. Schottenstein

/s/ Michael A. Mathias		Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Michael A. Mathias

/s/ James H. Keefer		Vice President, Chief Accounting Officer (Principal Accounting Officer)
James H. Keefer

	*	Director
Sujatha Chandrasekaran

	*	Director
Steven A. Davis
	*	Director
Deborah A. Henretta

	*	Director
Thomas R. Ketteler

	*	Director
Cary D. McMillan

	*	Director
Janice E. Page

	*	Director
David M. Sable
	*	Director
Noel J. Spiegel

*By:	/s/ Michael A. Mathias
Michael A. Mathias,
Attorney-in-Fact