Form 10-Q
period 2021-05-01
AMERICAN EAGLE OUTFITTERS INC
filed 2021-06-02
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 167,716,802 Common Shares were outstanding at May 28, 2021.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•

the planned opening of approximately 20 to 25 American Eagle stores and approximately 60 Aerie locations and over 30 OFFLINETM stores, which will be a mix of stand-alone and Aerie side-by-side, during Fiscal 2021 (as defined below);

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
•

the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China and other countries), currency exchange rate fluctuations, increasing prices for raw materials, supply chain issues, political instability, or other reasons;

•

the possibility that changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; and

•	the possibility that we may be required to take additional impairment or other restructuring charges.

Our forward-looking statements surrounding the novel strain of coronavirus (COVID-19) include, but are not limited to, statements about:

•	the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income, and freedom of movement;
•	the currently unknown duration of the COVID-19 pandemic, including a potential resurgence in the second quarter of Fiscal 2021 or beyond;
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
•

the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent COVID-19 pandemic coronavirus outbreak), political crises, negative global climate patterns, or other catastrophic events;

•	the risk that impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability;
•

the risk that our inability to grow our digital channels and leverage omni-channel capabilities could impact our business, particularly if our stores are closed or our customers have restricted freedom of movement;

•	the risk that failure to define, launch, and communicate a brand relevant customer experience could have a negative impact;
•	the risk that our efforts to execute on our key business priorities could have a negative impact;
•	the risk that our efforts to expand internationally expose us to risks inherent in operating in new countries;
•	the risk that failure to protect our reputation could have a material adverse effect;
•	the risk that we are unable to implement and sustain adequate information technology systems;
•	the risk that measures intended to prevent the spread of COVID-19 may negatively impact our operations;
•	the risk that our inability to safeguard against security breaches with respect to our information technology systems could damage our reputation and adversely impact our profitability;
•	the risk that we may be exposed to costs associated with the loss of customer information;
•	the risk that we may fail to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations;
•	the risk that our international merchandise sourcing strategy subjects us to risks that could impact our business and results of operations;
•	the risk that our product costs may be adversely affect by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability, or other reasons;
•	the risks associated with our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores;
•	the risks associated with leasing substantial amount of space, including increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•	the risk that we rely on key personnel, the loss of whom could have a material adverse effect on our business;
•

the risk from the Company’s (as defined blow) amended and restated bylaws (“Bylaws”) provides, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees;

•	the risk that we may be unable to protect our trademarks and other intellectual property rights;
•	the risks associated with a complex regulatory, compliance, and legal environment;
•	the risk that fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•	the risk that the impact of various legal proceedings, lawsuits, disputes, and claims could have an adverse impact on our business, financial condition, and results of operation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	May 1,	January 30,	May 2,
(In thousands, except per share amounts)	2021	2021	2020
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$716,679	$850,477	$855,769
Short-term investments	75,000	—	29,956
Merchandise inventory	466,698	405,445	421,729
Accounts receivable, net	149,056	146,102	106,751
Prepaid expenses and other	88,347	120,619	144,733
Total current assets	1,495,780	1,522,643	1,558,938
Property and equipment, at cost, net of accumulated depreciation	627,967	623,808	667,258
Operating lease right-of-use assets	1,130,743	1,155,965	1,292,769
Intangible assets net, including goodwill	69,696	70,332	51,973
Non-current deferred income taxes	45,995	33,045	25,612
Other Assets	30,485	29,013	33,561
Total assets	$3,400,666	$3,434,806	$3,630,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$231,932	$255,912	$177,124
Current portion of operating lease liabilities	297,561	328,624	328,366
Accrued compensation and payroll taxes	87,488	142,272	21,622
Other current liabilities and accrued expenses	56,498	55,343	61,451
Unredeemed gift cards and gift certificates	50,754	62,181	48,503
Accrued income and other taxes	20,250	14,150	2,405
Dividends payable	-	-	22,756
Total current liabilities	744,483	858,482	662,227
Non-current liabilities:
Non-current operating lease liabilities	1,126,165	1,148,742	1,303,296
Long-term debt, net	329,718	325,290	642,972
Other non-current liabilities	24,737	15,627	24,633
Total non-current liabilities	1,480,620	1,489,659	1,970,901
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 167,671, 166,335, and 165,500 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	648,434	663,718	646,350
Accumulated other comprehensive loss	(37,810)	(40,748)	(55,050)
Retained earnings	1,951,496	1,868,613	1,826,413
Treasury stock, 81,895, 83,231, and 84,066 shares, respectively	(1,389,053)	(1,407,414)	(1,423,226)
Total stockholders’ equity	1,175,563	1,086,665	996,983
Total liabilities and stockholders’ equity	$3,400,666	$3,434,806	$3,630,111

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands, except per share amounts)	2021	2020
Total net revenue	$1,034,614	$551,692
Cost of sales, including certain buying, occupancy and warehousing expenses	598,424	523,386
Gross profit	436,190	28,306
Selling, general and administrative expenses	264,492	188,197
Impairment and restructuring charges	—	155,619
Depreciation and amortization expense	38,271	42,730
Operating income (loss)	133,427	(358,240)
Interest expense, net	8,506	146
Other (income) expense, net	(1,860)	2,983
Income (loss) before income taxes	126,781	(361,369)
Provision (benefit) for income taxes	31,318	(104,207)
Net income (loss)	95,463	(257,162)

Net income (loss) per basic share	$0.57	$(1.54)
Net income (loss) per diluted share	$0.46	$(1.54)

Weighted average common shares outstanding - basic	167,257	166,781
Weighted average common shares outstanding - diluted	206,562	166,781

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Net income (loss)	$95,463	$(257,162)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,938	(21,882)
Other comprehensive income (loss):	2,938	(21,882)
Comprehensive income (loss)	$98,401	$(279,044)

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	3,919	—	—	—	3,919
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(115)	—	—	—	(1,430)	—	(1,430)
Convertible Notes- Equity portion, net of tax	—	—	68,330	—	-	—	68,330
Reissuance of treasury stock	342	—	(4,165)	(1,961)	5,827	—	(299)
Net loss	—	—	—	(257,162)	—	—	(257,162)
Other comprehensive (loss)	—	—	—	—	—	(21,882)	(21,882)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	410	(22,756)	—	—	(22,346)
Balance at May 2, 2020	165,500	$2,496	$646,350	$1,826,413	$(1,423,226)	$(55,050)	$996,983

Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	12,553	—	—	—	12,553
Repurchase of common stock from employees	(396)	—	—	—	(10,944)	—	(10,944)
Reissuance of treasury stock	1,732	—	(28,515)	11,020	29,305	—	11,810
Net income	—	—	—	95,463	—	—	95,463
Other comprehensive income	—	—	—	—	—	2,938	2,938
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	678	(23,600)	—	—	(22,922)
Balance at May 1, 2021	167,671	$2,496	$648,434	$1,951,496	$(1,389,053)	$(37,810)	$1,175,563

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Operating activities:
Net income (loss)	$95,463	$(257,162)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,297	43,419
Share-based compensation	12,618	4,101
Deferred income taxes	(16,434)	(791)
Loss on impairment of assets	—	153,617
Changes in assets and liabilities:
Merchandise inventory	(59,770)	18,134
Operating lease assets	77,296	106,627
Operating lease liabilities	(106,319)	(20,597)
Other assets	24,657	(87,575)
Accounts payable	(25,056)	(109,482)
Accrued compensation and payroll taxes	(54,810)	(21,598)
Accrued and other liabilities	13,485	(38,587)
Net cash provided by (used for) operating activities	427	(209,894)
Investing activities:
Capital expenditures for property and equipment	(36,806)	(33,910)
Purchase of available-for-sale investments	(75,000)	(14,956)
Sale of available-for-sale investments	—	40,000
Other investing activities	(381)	(191)
Net cash (used for) investing activities	(112,187)	(9,057)
Financing activities:
Repurchase of common stock as part of publicly announced programs	—	(20,000)
Repurchase of common stock from employees	(10,944)	(1,430)
Proceeds from convertible senior notes, net	—	406,108
Proceeds from revolving credit facilities	—	330,000
Net proceeds from stock options exercised	12,086	—
Cash dividends paid	(22,922)	—
Other financing activities	(345)	(107)
Net cash (used for) provided by financing activities	(22,125)	714,571
Effect of exchange rates changes on cash	87	(1,781)
Net change in cash and cash equivalents	(133,798)	493,839
Cash and cash equivalents - beginning of period	850,477	361,930
Cash and cash equivalents - end of period	$716,679	$855,769

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company, “we”, and “our”) at May 1, 2021 and May 2, 2020 and for the 13 week periods ended May 1, 2021 and May 2, 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Fiscal 2020 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

The Company is a leading global specialty retailer, operates under the American Eagle® (“AE or American Eagle”) and Aerie® (“Aerie”) brands  The Aerie brand includes OFFLINETM by Aerie, a new sub-brand offering a complete collection of active wear and accessories built for REAL movement and REAL comfort launched in Fiscal 2020 (as defined below).  We operate and license over 1,300 retail stores worldwide and are online at www.ae.com and www.aerie.com in the U.S. and internationally.

We also operate Todd Snyder New York, a premium menswear brand, and Unsubscribed (a new brand with a focus on consciously-made, slow fashion launched in Fiscal 2020).

We offer a broad assortment of high quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the AE brand, and intimates, apparel, active wear, and swim collections under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online at www.ae.com and www.aerie.com, and www.toddsnyder.com (which e-commerce operations we refer to as “AEO Direct”) and more than 200 international store locations managed by third-party operators.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic and political conditions.  During Fiscal 2020, historic seasonal trends were impacted by consumer behavior due to the novel coronavirus global pandemic (“COVID-19”).

COVID-19 Pandemic

Impacts related to the COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced significant disruptions to our business due to the COVID-19 pandemic and related suggested and mandated social distancing and shelter-in-place orders, which initially resulted in the temporary closure of all of our stores and furlough of our associates. During Fiscal 2021 and Fiscal 2020, while stores were impacted by negative mall traffic, we focused on our omni-channel capabilities. As of the 13 weeks ended May 1, 2021, the vast majority of our stores had re-opened, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail within these notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At May 1, 2021, the Company operated in two reportable segments, American Eagle and Aerie.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2016-13”), Financial Instruments–Credit Losses (Topic 326) (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The Company adopted ASU 2016-13 on February 2, 2020.  The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB amended Accounting Standards Codification ("ASC") 740, Income Taxes (issued under ASU- 2019-12, Simplifying the Accounting for Income Taxes). This amendment removes certain exceptions to the general principles of ASC 740, and clarifies and amends the existing guidance to improve consistent application. AEO adopted the guidance effective January 31, 2021. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20, Debt- Debt with Conversion and Other Options that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-06 on its Consolidated Financial Statements, which may be material.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $2.9 million is included in accumulated other comprehensive income for the period ended May 1, 2021, primarily related to the rise in the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

Receivables

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of certain of our customers to make required payments for products or services delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical and expected future receivables and reserve trends, and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

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

As of May 1, 2021, the weighted average remaining useful life of our assets was approximately 7.1 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use (“ROU”) assets associated with retail stores, which have been open for a period sufficient to reach maturity.  The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts.  When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under impairment and restructuring charges.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.  Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment and to Note 13 to the Consolidated Financial Statements for additional information regarding impairment charges for the 13 weeks ended May 2, 2020.

Intangible Assets, including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business and Tailgate brand.  In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment at least annually or more frequently if an impairment indicator exists, by comparing the estimated fair value of each reporting unit to its carrying value. As a result of the Company’s annual goodwill impairment test as of January 30, 2021, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 weeks ended May 1, 2021.

Definite-lived intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended May 1, 2021 and May 2, 2020.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended May 1, 2021 and May 2, 2020, the Company recorded approximately $2.5 million and $1.7 million, respectively, of revenue related to gift card breakage.

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

Leases

The Company adopted ASC Topic 842, Leases (“ASC 842”), in Fiscal 2019.  The standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The Company leases all store premises, some of its office space, and certain information technology and office equipment. These leases are generally classified as operating leases.

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

No operating lease ROU asset impairment was recorded for the 13 weeks ended May 1, 2021. During the 13 weeks ended May 2, 2020, the Company recorded impairment of operating lease ROU assets of $84.1 million.  Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

Leases Modifications and COVID-19

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

For further information on the Company’s loyalty program, refer to the Customer Loyalty caption below.

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

The presentation on a gross basis consists of a separate right of return asset and liability.  These amounts are recorded within (i) prepaid expenses and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws, and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the Company’s effective income tax rate.

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

The calculation of deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance requires management to make estimates and assumptions. The Company believes that its estimates and assumptions are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances, or net income (loss).

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

Buying, occupancy and warehousing costs consist of compensation, employee benefit expenses, and travel and entertainment for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers, and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Gross profit is the difference between total net revenue and cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, equipment leasing costs and services purchased.

Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing, and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales.  Additionally, selling, general and administrative expenses do not include rent and utilities related to our stores, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations, all of which are included in cost of sales.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Company’s senior convertible notes (the “Notes”) and borrowings under the revolving credit facility, as well as interest income from cash, cash equivalents, and short-term investments.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of gains and losses resulting from foreign currency transactions.

Segment Information

We have two reportable segments: American Eagle and Aerie. For additional information regarding the Company’s segment and geographic information, refer to Note 12 to the Consolidated Financial Statements.

3.  Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents:
Cash	$466,014	$524,970	$149,205
Money market securities	—	—	350,054
Interest bearing deposits	225,665	275,507	296,509
Certificates of deposit	25,000	50,000	60,000
Total cash and cash equivalents	$716,679	$850,477	$855,769
Short-term investments
Certificates of deposit	75,000	—	15,000
Commercial paper	—	—	14,956
Total short-term investments	75,000	—	29,956
Total	$791,679	$850,477	$885,725

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

Long-Term Debt

As of May 1, 2021 and May 2, 2020, the Company had $0 and $330 million, respectively, of outstanding borrowings under its revolving credit facilities.

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025.

The fair value of the Notes is not required to be measured at fair value on a recurring basis.  Upon issuance, the fair value of the Notes was measured using a using a secondary market quoted price, which considers market related conditions, and is therefore within Level 2 of the fair value hierarchy.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During the 13 weeks ended May 2, 2020, the Company recorded asset impairment charges of $153.6 million.  Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).    This impairment was primarily driven by store closures due to the COVID-19 pandemic.  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment, as well as $18.0 million of impairment charges related to certain cost and equity method investments.  The assets were adjusted to their fair value and the loss on impairment was recorded within impairment and restructuring charges in the Consolidated Statements of Operations. The fair value of the impaired assets, after the recorded loss, was approximately $163.4 million.  There was no long-lived asset impairment recorded for the 13 weeks ended May 1, 2021.

The fair value of the impaired assets was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest and a real estate market participant discount rate for the ROU assets. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Weighted average common shares outstanding:
Basic number of common shares outstanding	167,257	166,781
Dilutive effect of convertible notes	33,798	—
Dilutive effect of stock options and non-vested restricted stock	5,507	—
Diluted number of common shares outstanding	206,562	166,781
Anti-Dilutive Shares*	93	3,040

*For the 13 weeks ended May 2, 2020, there were 0.7 million potentially dilutive equity awards that were excluded from diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

The Company has the right to settle the Notes in any combination of cash and shares of common stock.  However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in stock.  Because of this repayment policy election, only the conversion spread portion of the amount owed is reflected as dilutive in our weighted average diluted shares outstanding.  The Company uses the average of the daily closing prices of its common stock (NYSE: AEO) as reported on the New York Stock Exchange to calculate the conversion spread.  The Notes could have a potential dilutive effect in future periods.

Refer to Note 8 and 9 to the Consolidated Financial Statements for additional information regarding the Notes and share-based compensation, respectively.

6.  Property and Equipment

Property and equipment consists of the following:

	May 1,	January 30,	May 2,
(In thousands)	2021	2021	2020
Property and equipment, at cost	$2,279,209	$2,250,974	$2,232,380
Less: Accumulated depreciation and impairment	(1,651,242)	(1,627,166)	(1,565,122)
Property and equipment, net	$627,967	$623,808	$667,258

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	May 1,	January 30,	May 2,
(In thousands)	2021	2021	2020
Goodwill, gross	$17,591	$17,463	$17,164
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$13,395	$13,267	$12,968

Trademarks, at cost	$93,039	$92,663	$71,879
Accumulated amortization	(36,738)	(35,598)	(32,874)
Trademarks, net	$56,301	$57,065	$39,005

Intangible assets, net, including goodwill	$69,696	$70,332	$51,973

(1)	Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

8.  Long-Term Debt, Net

Our long-term debt consisted of the following at each of May 1, 2021, January 30, 2021, and May 2, 2020:

(In thousands)	May 1, 2021	January 30, 2021	May 2, 2020
Convertible notes principal	$415,025	$415,025	$415,025
Less: unamortized discount	85,307	89,735	102,053
Convertible notes, net	$329,718	$325,290	$312,972
Revolving credit facility borrowings	—	—	330,000
Total long-term debt, net	$329,718	$325,290	$642,972

Convertible Notes- Equity portion, net of tax	68,330	68,330	68,330

Convertible notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The Notes have a stated interest rate of 3.75%, payable semi-annually. The Company may redeem the Notes, in whole or in part, at any time beginning April 2023.  The Company used the net proceeds from the offering for general corporate purposes.

The Company does not have the right to redeem the Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the 40th scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the Notes, at its option, for cash, if the last reported sale price of AEO’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their Notes for approximately 115.7 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $8.65 per share.

The Company has the right to settle conversions in any combination of cash and shares of common stock. However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in stock. Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in earnings per share.

The effective interest rate for the Notes is 10.0% and the Company calculated the effective yield using a market approach.  The remaining amortization period of the discount is 4.0 years as of May 1, 2021.

Interest expense for the Notes was:

	13 Weeks Ended
(In thousands)	May 1, 2021	May 2, 2020
Accrued interest for interest payments	$3,934	$215
Amortization of discount	4,428	213
Total interest expense	$8,362	$428

The following table discloses conversion amounts if the Notes were all converted as of the end of the period:

(In thousands, except per share amounts)	May 1, 2021
Number of shares convertible	48,000
Conversion price per share	$8.65
Value in excess of principal if converted	$987,652

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

As of May 1, 2021, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit.      No loans were outstanding under the Credit Agreement as of May 1, 2021.  As of May 2, 2020, the Company had $330.0 million of outstanding loans under the Credit Agreement.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 1, 2021 and May 2, 2020 was $12.6 million ($9.4 million, net of tax) and $4.1 million ($2.9 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock options.  Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement eligible date, if earlier. A summary of the Company’s stock option activity for the 13 weeks ended May 1, 2021 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 30, 2021	3,940	$14.87
Granted	449	$32.58
Exercised (1)	(713)	$16.39
Outstanding - May 1, 2021	3,676	$16.74	5.2	$65,533
Vested and expected to vest - May 1, 2021	2,706	$16.67	3.6	$34,033
Exercisable - May 1, 2021 (2)	1,578	$16.88	1.7	$27,902

(1)	Options exercised during the 13 weeks ended May 1, 2021 ranged in price from $8.62 to $21.41.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on May 1, 2021.

Cash received from the exercise of stock options was $12.1 million for the 13 weeks ended May 1, 2021. The actual tax benefit realized from stock option exercises totaled $2.4 million for the 13 weeks ended May 1, 2021. There were no stock options exercised during the 13 weeks ended May 2, 2020.

As of May 1, 2021, there was $9.8 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.4 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended
	May 1,	May 2,
Black-Scholes Option Valuation Assumptions	2021	2020
Risk-free interest rate (1)	0.9%	0.6%
Dividend yield	1.6%	6.0%
Volatility factor (2)	50.7%	43.1%
Weighted-average expected term (3)	4.5 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on historical volatility of the Company’s common stock.
(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of time-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A Monte-Carlo simulation was utilized for performance-based restricted stock awards.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	May 1, 2021		May 1, 2021
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 30, 2021	3,698	$12.42	1,868	$17.44
Granted	619	$32.58	307	$39.85
Vested	(739)	$8.83	(275)	$19.48
Cancelled	(76)	$11.82	(301)	$19.09
Nonvested - May 1, 2021	3,502	$16.65	1,599	$21.08

As of May 1, 2021, there was $41.8 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. Based on current probable performance, there is $12.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one- to three- year period.

As of May 1, 2021, the Company had 7.6 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 1, 2021 was 24.7% compared to the effective tax benefit rate of 28.8% for the 13 weeks ended May 2, 2020.  The decrease in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which occurred in the 13 weeks ended May 2, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S. federal corporate income tax rate of 21%, which resulted in a higher benefit rate applicable to the 13 weeks ended May 2, 2020.  The effective tax rate for the current period was also impacted by higher excess tax benefits on share-based payments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended May 1, 2021.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.6 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

12. Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle and Aerie) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Historically, all operating segments were aggregated as permitted by ASC 280 as one reportable segment. In the fourth quarter of Fiscal 2020, we revised our reportable segment structure and have two reportable segments, American Eagle and Aerie.

Our CEO analyzes segment results and allocates resources based on adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income excluding impairment and restructuring.  Adjusted operating income (loss) may not be comparable to similarly titled measures of other companies.  Adjusted operating income (loss) on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating (loss) income as presented on the Consolidated Financial Statements.

(in thousands)	American Eagle	Aerie	Corporate(1)	Total(2)
13 weeks ended May 1, 2021
Total net revenue	$727,702	$297,487	$9,425	$1,034,614

Operating income (loss)	$151,232	$69,978	$(87,783)	$133,427

Capital Expenditures	$13,439	$10,819	$12,548	$36,806

13 weeks ended May 2, 2020
Total net revenue	$390,250	$154,981	$6,461	$551,692

Operating loss	$(213,749)	$(19,129)	$(125,362)	$(358,240)
Impairment and restructuring charges	90,926	18,215	46,478	155,619
Adjusted Operating loss	$(122,823)	$(914)	$(78,884)	$(202,621)

Capital Expenditures	$8,099	$8,788	$17,023	$33,910

(1)

Corporate includes revenue and operating results of the Todd Snyder and Unsubscribed brands, which are not material to disclose as separate reportable segments.  Corporate operating costs represents certain costs that are not directly attributable to another reportable segment.

(2)

The difference between Operating income (loss) and Income (loss) before income taxes includes the following items, which are not allocated to our reportable segments:
- For the 13 weeks ended May 1, 2021, interest expense, net of $8.5 million and other (income) expense, net of ($1.9) million
- For the 13 weeks ended May 2, 2020, interest expense, net of $0.1 million and other (income) expense, net of $3.0 million.

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following table present summarized geographical information:

	13 Weeks Ended
(In thousands)	May 1, 2021	May 2, 2020
Total net revenue:
United States	$909,659	$488,876
Foreign (1)	124,955	62,816
Total net revenue	$1,034,614	$551,692
(1)	Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed and/or shipped to foreign countries, and international franchise royalty revenue.

Through its portfolio of brands, the Company offers on-trend clothing, accessories, and personal care products (collectively “merchandise”). The following table sets forth the approximate consolidated percentage of total net revenue from operations attributable to each merchandise category:

	13 Weeks Ended
Total revenue (in thousands)	May 1, 2021	May 2, 2020
American Eagle merchandise	$727,702	$390,250
Aerie merchandise	297,487	154,981
Total merchandise(1)	$1,025,189	$545,231

As a percentage of total revenue
American Eagle merchandise	70%	71%
Aerie merchandise	29%	28%
Total merchandise(1)	99%	99%
(1)	Total does not include Todd Snyder and Unsubscribed merchandise as it is not material.

13. Impairment and Restructuring Charges

The following table represents impairment and restructuring charges for the 13 weeks ended May 2, 2020.  There were no impairment and restructuring charges for the 13 weeks ended May 1, 2021.  All amounts were recorded within impairment and restructuring charges on the Consolidated Statements of Operations.

13 weeks ended
May 2,
(In thousands)	2020
Impairment charges (1)	$153,617
Severance and related employee costs	2,002
Total impairment and restructuring charges	$155,619

(1)	During the 13 weeks ended May 2, 2020, the Company recorded asset impairment charges of $153.6 million. Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements). We also recorded $26.0 million of impairment related charges to certain corporate property and equipment as well as $18.0 million of impairment charges related to certain cost and equity method investments.

A roll-forward of restructuring liabilities recognized in accrued compensation and other liabilities and accrued expenses in the Consolidated Balance Sheet is as follows:

13 Weeks Ended
May 1,
(In thousands)	2021
Restructuring liability as of January 30, 2021	$2,812
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments and adjustments	(1,102)

Restructuring liability as of May 1, 2021	$1,710

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations for Fiscal 2020 which can be found in our Fiscal 2020 Form 10-K.

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

In the fourth quarter of Fiscal 2020, we revised our reportable segment structure and have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on adjusted operating income (loss). See Note 12. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

In the first quarter of Fiscal 2021, we realized better than expected sales, primarily due to continued increased strong demand for the Aerie brand. Strategically and operationally, we remain focused on driving our “Real Power. Real Growth” strategic plan. For the American Eagle brand, we continue to be focused on optimizing inventory and reducing promotions.

Quarterly Results for First Quarter of Fiscal 2021

Financial highlights for the three months ended May 1, 2021 include comparisons to the first quarter of Fiscal 2019, which management believes is a more meaningful comparison due to the significant impacts of the COVID-19 pandemic on Fiscal 2020 financial results:

•All-time high first quarter revenue of $1.03 billion, compared to $886.3 million during the first quarter of Fiscal 2019;

•Record operating income of $133.4 million, compared to $47.8 million for the first quarter of Fiscal 2019;

•Gross margin increased 550 basis points to 42.2%;

•Revenue for Aerie rose 89%, with operating income up 747%;

•American Eagle revenue rose slightly, with operating income up 39%; and

•Digital momentum continued, with digital revenue up 57%.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period.  In light of store closures and related disruptions from COVID-19, we have not disclosed comparable sales for the first quarter of Fiscal 2021 or Fiscal 2020, as Fiscal 2020 is not comparable with current and prior periods.

Omni-channel Sales Performance – Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: comparable sales, average unit retail price, total transactions, units per transaction, and consolidated comparable traffic. We include these metrics in our discussion within this Management’s Discussion and Analysis (“MD&A”) when we believe they enhance the understanding of the matter being discussed. Investors may find them useful as such. Each of these metrics is defined as follows (except comparable sales, which is defined separately above):

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

•

Consolidated comparable traffic represents visits to our company-owned stores, limited to those stores that qualify to be included in comparable sales as defined above, including AEO Direct, over a period of time

Gross profit — Gross profit measures whether we are optimizing the profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage, and certain promotional costs (collectively “merchandise costs”) and buying, occupancy and warehousing costs. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

Buying, occupancy and warehousing costs consist of: compensation, employee benefit expenses, and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers, and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving, and inspection costs; and shipping and handling costs related to our e-commerce operations.

The inability to obtain acceptable levels of sales, initial markups, or any significant increase in our use of markdowns could have an adverse effect on our gross profit and results of operations.

Operating income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control selling, general, and administrative expenses, and our level of capital expenditures for a reasonable period of time.  In light of store closures and disruptions from COVID-19, our operating income may not be comparable this year versus last year.

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

COVID-19

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, and we continue to see disruption and volatility in our business caused by the COVID-19 pandemic.

As of May 1, 2021, nearly all of our stores have re-opened and remain open.  Where opening is permitted, the majority of our stores are operating with restrictive and precautionary measures in place, such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.  Our consolidated results of operations continued to be significantly impacted by reduced customer traffic in re-opened store locations, partially offset by continued growth in e-commerce.  Online sales represented 40% of our revenues for the first quarter of Fiscal 2021.  Despite our strength in digital sales, we have historically generated the majority of our revenue through stores.  As a result, we do not believe that our results for the first quarter of Fiscal 2021 are directly comparable to the same period in Fiscal 2020.

The safety and health of our associates and customers remains of paramount concern.  In March 2020, we hired a medical consultant to advise us on health and safety matters and to ensure that we are following science based guidance and best practices for associates and customers in all of our locations.  We instituted a work-from-home plan in mid-March 2020 ahead of stay-at-home orders.  We continue to take various precautions in our stores, which include sanitation stations and masks for all customers to provide a safe and secure environment.  Plexiglas health guard partitions have also been installed at the registers along with the implementation of enhanced cleaning routines and protocols.

As of May 1, 2021, we had approximately $791.7 million in cash and cash equivalents and short-term investments, which includes the proceeds from our Notes issuance, discussed in greater detail below and in Note 8 to the Consolidated Financial Statements. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we believe that the Company may continue to experience degrees of volatility and business disruptions, and remain at risk for periods of closure of our stores, distribution centers and corporate facilities through the remainder of Fiscal 2021. Past and future impacts of COVID-19 also have the ability to disrupt the operations of our partners, suppliers and vendors, which could lead to supply chain disruption, shipping delays, and freight cost increases.  We are monitoring the ongoing developments as the COVID-19 vaccines are being distributed and administered, and will take further actions that are in the best interests of our associates and customers, as needed.  For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of our Fiscal 2020 Form 10-K.

Results of Operations

Overview

Our first quarter 2021 results reflected an acceleration in our business and excellent progress towards our “Real Power. Real Growth.” strategic plan.  The Company recorded record first quarter revenue and operating income with positive growth across brands.  Demand for Aerie’s product and powerful brand platform continued at a rapid pace, while American Eagle initiatives reignited the brand.

Absent the impacts of the COVID-19 pandemic, our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results. Additionally, during the 13 weeks ended May 2, 2020, our consolidated results of operations were materially impacted by the effects of COVID-19.

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

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	May 1,	May 2,
	2021	2020
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	57.8	94.9
Gross profit	42.2	5.1
Selling, general and administrative expenses	25.6	34.1
Impairment and restructuring charges	—	28.2
Depreciation and amortization expense	3.7	7.7
Operating income (loss)	12.9	(64.9)
Interest expense, net	0.8	0.1
Other (income) expense, net	(0.2)	0.5
Income (loss) before income taxes	12.3	(65.5)
Provision (benefit) for income taxes	3.1	(18.9)
Net income (loss)	9.2%	(46.6)%

The following table shows our consolidated store data:

	13 Weeks Ended
	May 1,	May 2,
	2021	2020
Number of stores:
Beginning of period	1,078	1,095
Opened	11	3
Closed	(15)	(5)
End of period	1,074	1,093
Total gross square feet at end of period (in '000)	6,816	6,822
International licensed/franchise stores at end of period (1)	236	215

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations consist of 891 American Eagle retail stores, which include 177 Aerie side-by-side locations and 1 OFFLINE side-by-side location, 179 Aerie stand-alone locations (including 5 OFFLINE stand-alone locations), and AEO Direct. Additionally, there were two Todd Snyder stand-alone locations and two Unsubscribed locations.

Non-GAAP Information

This results of operations section contains net income (loss) per diluted share presented on an adjusted or non-GAAP basis, which is a non-GAAP financial measure (“non-GAAP” or “adjusted”). This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies.  Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	13 Weeks Ended
	May 1,	May 2,
	2021	2020
Net income (loss) per diluted share - GAAP Basis	$0.46	$(1.54)
Add: Impairment (1)	—	0.69
Add: Restructuring charges(2)	—	0.01
Add: Convertible Debt(3)	0.02	—
Net income (loss) per diluted share - Adjusted or Non- GAAP Basis	$0.48	$(0.84)

(1)

13 weeks ended May 2, 2020: Pre-tax impairment charges of $153.6 million. Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment as well as $18.0 million of impairment charges related to certain cost and equity method investments.

(2)	13 weeks ended May 2, 2020: $2.0 million of corporate severance charges.
(3)	Amortization of the non-cash discount on the Notes

Comparison of the 13 weeks ended May 1, 2021 to the 13 weeks ended May 2, 2020

Total Net Revenue

Total net revenue increased 88%, or $483 million, to a first quarter record $1,034.6 billion compared to $551.7 million last year.  The COVID-19 pandemic and the associated closures of our retail stores beginning March 17, 2020 negatively affected our financial results for the 13 weeks ended May 2, 2020.  As of May 1, 2021, nearly all of our stores have reopened and remain opened.

American Eagle

Total net revenue for the 13 weeks ended May 1, 2021 for the American Eagle brand was $727.7 million compared to $390.3 million for the 13 weeks ended May 2, 2020. Traffic for AE was up 51% and average unit retail price increased 23%.

Aerie

Total net revenue for the 13 weeks ended May 1, 2021 for the Aerie brand was $297.5 million compared to $155.0 million for the 13 weeks ended May 2, 2020. Traffic for the Aerie brand was up 83% and average unit retail price increased 30%.

Gross Profit

Gross profit increased $407.9 million, to $436.2 million compared to $28.3 million last year.  Our gross margin percentage increased to 42.2% of revenue from 5.1% of revenue last year.

The 13 weeks ended May 2, 2020 were significantly impacted by disruptions related to COVID-19, which resulted in a decline in revenue from retail store closures; higher markdowns and promotions to clear through spring and summer merchandise, and inventory provisions.

This year’s gross margin reflected significantly higher merchandise margins across brands, primarily due to higher full-priced sales, lower promotions and inventory optimization initiatives.  Lower rent expense also benefited the gross margin.  This was partly offset by higher delivery and distribution center costs, due to increased digital mix and higher shipment costs, as well as increased performance-based incentive compensation.

There was $4.3 million and $2.6 million of share-based payment expense included in gross profit for the periods ended May 1, 2021 and May 2, 2020, respectively, comprised of both time- and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 41% or $76.3 million to $264.5 million from $188.2 million last year. As a percentage of total net revenue, SG&A expenses decreased 850 basis points to 25.6%, compared to 34.1% last year.

The 13 weeks ended May 2, 2020 were significantly impacted by the disruption related to COVID-19, including the impact of lower store salaries from furloughs that took effect in early April 2020 related to the retail store closures resulting from COVID-19.

The 13 weeks ended May 1, 2021 reflected increased SG&A expenses due to higher levels of performance-based incentive compensation, an increase in corporate salaries and higher variable selling expenses.

There was $8.3 million and $1.4 million of share-based payment expense included in SG&A expenses for the periods ended May 1, 2021 and May 2, 2020, respectively, comprised of both time and performance-based awards.

Impairment and Restructuring Charges

There were no impairment and restructuring charges recorded for the 13 weeks ended May 1, 2021. Impairment and restructuring charges were $155.6 million, or 28.2% as a percentage of total net revenue, for the 13 weeks ended May 2, 2020. These charges consisted of $153.6 million of impairment charges and $2.0 million of severance costs. For further information regarding impairment and restructuring charges, refer to Note 13 to the Consolidated Financial Statements.

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 10% or $4.4 million, to $38.3 million for the 13 weeks ended May 1, 2021, compared to $42.7 million for the 13 weeks ended May 2, 2020.  As a percentage of total net revenue, depreciation and amortization expense was 3.7% for the 13 weeks ended May 1, 2021 compared to 7.7% for the 13 weeks ended May 2, 2020. The decrease in expense was primarily attributable to asset impairment recorded in Fiscal 2020 and lower capital spending.

Interest Expense, Net

Interest expense increased $8.4 million, to $8.5 million, for the 13 weeks ended May 1, 2021, compared to $0.1 million for the 13 weeks ended May 2, 2020. The increase in expense was primarily attributable to increased interest expense related to our Notes and lower interest income.

Other (Income) Expense, Net

Other income, net was $1.9 million for the 13 weeks ended May 1, 2021. Other expense, net was $3.0 million for the 13 weeks ended May 2, 2020.  The increase was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 1, 2021 was 24.7% compared to the effective tax benefit rate of 28.8% for the 13 weeks ended May 2, 2020.

The decrease in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the passage of the CARES Act which occurred during the 13 weeks ended May 2, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S federal corporate income tax rate of 21%, which resulted in a higher benefit rate applicable to the 13 weeks ended May 2, 2020.  The effective tax rate for the current period was also impacted by higher excess tax benefits on share-based payments.

Net Income (Loss)

Net income increased $352.6 million, to $95.5 million for the 13 weeks ended May 1, 2021, or 9.2% as a percentage of total net revenue, as compared to a net loss of $(257.2) million, or (46.6%) as a percentage of total net revenue for the 13 weeks ended May 2, 2020.

Net income per share increased to $0.46 per diluted share for the 13 weeks ended May 1, 2021, which included $0.02 of the amortization of the non-cash discount on the Notes, compared to a net loss of $1.54 per diluted share, including $0.70 of impairment and restructuring charges, for the 13 weeks ended May 2, 2020.  The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed, or other brand-dedicated American Eagle stores have opened and will continue to open in areas including Asia, Europe, India, Latin America, and the Middle East. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of May 1, 2021, we had 236 stores operated by our third party operators in 33 countries. International third-party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 1, 2021, we had 92 company-owned stores in Canada, 48 in Mexico, nine in Hong Kong and seven in Puerto Rico.

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

As of May 1, 2021, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 1, 2021:

	Fair Value Measurements at May 1, 2021
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$466,014	$466,014	$—	$—
Interest bearing deposits	225,665	225,665	—	—
Certificates of Deposit	25,000	25,000	—	—
Total cash and cash equivalents	$716,679	$716,679	—	—
Short-term investments
Certificates of Deposit	$75,000	$75,000	—	—
Total short-term investments	$75,000	$75,000
Total	$791,679	$791,679	—	—

Long-Term Debt

The fair value of the Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January 2024.  In April 2020, the Company issued $415 million aggregate principal amount of 3.75% convertible senior notes due in 2025 in a private placement to qualified institutional buyers.  Interest is payable semi-annually.  Refer to Note 8 to the Consolidated Financial Statements for additional information regarding our long-term debt.

As of May 1, 2021, we had approximately $791.7 million in cash and cash equivalents and short-term investments, which includes the proceeds from the Notes. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	May 1,	January 30,	May 2,
	2021	2021	2020
Working Capital (in thousands)	$751,297	$664,161	$896,711
Current Ratio	2.01	1.77	2.35

Working capital increased $87.1 million compared to January 30, 2021 and decreased $145.4 million compared to last year. The $145.4 million decrease in our working capital compared to May 2, 2021, is driven by a $94.0 million decrease in cash and short-term investments, a $56.4 million decrease in prepaid expenses, a $65.9 million increase in accrued compensation, and a $54.8 million increase in accounts payable; a $45.0 increase in inventory, and a $42.3 million increase in net accounts receivable, a $30.8 million decrease in current operating lease liabilities and a $22.8 million decrease due to dividends payable.

Cash Flows provided by (used for) Operating Activities

Net cash provided by operating activities totaled $0.4 million for the 13 weeks ended May 1, 2021, compared to net cash used for operating activities of $(209.9) million for the 13 weeks ended May 2, 2020. Our primary outflow for the 13 weeks ended May 1, 2021 was for the payment of operational costs. For the period ended May 2, 2020, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows used for Investing Activities

Net cash used for investing activities totaled $112.2 million for the 13 weeks ended May 1, 2021, compared to net cash used for investing activities of $9.1 million for the 13 weeks ended May 2, 2020.  Investing activities for the 13 weeks ended May 1, 2021 primarily consisted of $75.0 million of short-term investment purchases and $36.8 million of capital expenditures for property and equipment. Investing activities for the 13 weeks ended May 2, 2020 primarily included $33.9 million of capital expenditures for property and equipment, partially offset by $25.0 million of net short-term investment sales.

Cash Flows (used for) provided by Financing Activities

Net cash used for financing activities totaled $22.1 million for the 13 weeks ended May 1, 2021, compared to net cash provided by financing activities of $714.6 million for the 13 weeks ended May 2, 2020.  Cash used for financing activities for the 13 weeks ended May 2, 2021 consisted primarily of $22.9 million for cash dividends paid at a quarterly rate of $0.1375 and $10.9 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $12.1 million of proceeds from stock option exercises.

Cash provided by financing activities for the 13 weeks ended May 2, 2020 consisted primarily of $406.1 million of net proceeds from the issuance of the Notes and $330.0 million of borrowings on our Credit Facilities, partially offset by $20.0 million used for purchases of 1.7 million shares of common stock under publicly-announced programs in early-March 2020, and $1.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.  We borrowed on our Credit Facilities and issued the Notes to strengthen our cash position and provide us with additional financial flexibility during the remainder of the ongoing COVID-19 pandemic.

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

As of May 1, 2021, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of May 1, 2021.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended May 1, 2021 were $36.8 million, and included $18.9 million related to investments in our stores, including 11 new AEO stores (four American Eagle stores, six Aerie stand-alone stores (including one OFFLINE store), and one Unsubscribed store), three remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($10.8 million), e-commerce ($3.2 million) and other home office projects ($3.9 million).

For Fiscal 2021, we expect capital expenditures to be in the range of $250 million to $275 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth, and investments in e-commerce. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

Stock Repurchases

During Fiscal 2019, our Board authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchases authorization to 30.0 million shares.

In Fiscal 2020, to preserve cash liquidity in response to the uncertainty created by the impact of COVID-19, the Company suspended its publicly-announced share repurchase program. The Company unsuspended its share repurchase program at the beginning of Fiscal 2021, but did not repurchase any shares under this program during the 13 weeks ended May 1, 2021. During the 13 weeks ended May 2, 2020, as part of our publicly-announced share repurchase program, we repurchased 1.7 million shares for $20.0 million, at a weighted average price of $11.63 per share.

During the 13 weeks ended May 1, 2021 and May 2, 2020, we repurchased approximately 0.4 million and 0.1 million shares, respectively, from certain employees at market prices totaling $10.9 million and $1.4 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned shares repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended May 1, 2021, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.1375 per share on March 2, 2021, which was paid on March 26, 2021.

During the 13 weeks ended May 2, 2020, our Board declared a quarterly cash dividend of $0.1375 per share on March 26, 2020, originally payable on May 14, 2020 to stockholders of record at the close of business on April 30, 2020. As part of our efforts to carefully manage the impact of COVID-19 on our liquidity, the first quarter dividend payment was deferred and paid on December 30, 2020 to stockholders of record at the close of business on December 16, 2020.

The Company maintains the right to defer the record and payment dates of its dividends, depending upon, among other factors, the progression of the COVID-19 outbreak, business performance, and the macroeconomic environment.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, and other relevant factors.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to our Consolidated Financial Statements for the year ended January 30, 2021 contained in our Fiscal 2020 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $2.9 million is included in accumulated other comprehensive income during the 13 weeks ended May 1, 2021. Our market risk profile as January 30, 2021 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2020 Form 10-K, which is unchanged as of May 1, 2021.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s of American Eagle Outfitters, Inc. (the “Management”), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 1, 2021, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.  Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.  Applying this threshold, there are no environmental matters to disclose for this period.

Refer to Note 11. “Legal Proceedings” of the Notes to the Consolidated Financial Statements included herein for additional information.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part 1, Item 1A of our Fiscal 2020 Form 10-K.  The information presented below updates, and should be read in conjunction with the risk factors and information disclosed in our Fiscal 2020 Form 10-K and any other filings that we make with the SEC.  There have been no material changes to our risk factors as disclosed in the Fiscal 2020 Form 10-K and in our subsequent filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 1, 2021.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 31, 2021 through February 27, 2021)	1,431	$23.92	—	30,000,000
Month #2 (February 28, 2021 through April 3, 2021)	385,041	$28.07	—	30,000,000
Month #3 (April 4, 2021 through May 1, 2021)	4,252	$34.57	—	30,000,000
Total	390,724	$28.13	—	30,000,000

(1)

There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 1, 2021 and there were 0.4 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024.

ITEM 6. EXHIBITS.

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended May 1, 2021, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of May 1, 2021, January 30, 2021 and May 2, 2020, (ii) Consolidated Statements of Operations for the 13 weeks ended May 1, 2021 and May 2, 2020, (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended May 1, 2021 and May 2, 2020, (iv) Consolidated Statements of Stockholders’ Equity for the 13 weeks ended May 1, 2021 and May 2, 2020, and (v) Consolidated Statements of Cash Flows for the 13 weeks ended May 1, 2021 and May 2, 2020

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in inline XBRL

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 2, 2021

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)