Form 10-Q
period 2021-07-31
AMERICAN EAGLE OUTFITTERS INC
filed 2021-09-02
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 168,596,724 Common Shares were outstanding at August 30, 2021.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•

the planned opening of approximately 20 to 30 American Eagle stores and 75 Aerie and OFFLINETM stores (which includes stand-alone locations as well as side-by-side locations), during Fiscal 2021 (as defined below);

•	the anticipated remodeling of approximately 25 to 35 American Eagle and Aerie stores in the U.S. and Canada during Fiscal 2021;
•	the potential closure of approximately 30 to 50 American Eagle and five to 10 Aerie stores at the expiration of their lease term, primarily in North America, during Fiscal 2021;
•	the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•	the success of our business priorities and strategies;
•	the continued validity of our trademarks;
•	our performance during the year-end holiday selling season;
•	the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•	the payment of a dividend in future periods;
•	the possibility that future access to the debt markets may not be available, or available at terms or interest rates that are attractive;
•	the availability of sufficient cash flow to fund anticipated capital expenditures, future dividends, and working capital requirements;
•

the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China and other countries), currency exchange rate fluctuations, increasing prices for raw materials, supply chain issues, political instability, or other reasons;

•

the impact of changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; and

•	the possibility that we may be required to take additional impairment or other restructuring charges.

Our forward-looking statements surrounding the coronavirus (COVID-19) pandemic include, but are not limited to, statements about:

•	the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income, and freedom of movement;
•	the currently unknown duration of the COVID-19 pandemic, including a potential resurgence in the third quarter of Fiscal 2021 or beyond;
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
•

the risk that the COVID-19 global pandemic has and could continue to have a material adverse effect on our business and results of operations, the nature and extent of which are highly uncertain and unpredictable;

•

the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the COVID-19 pandemic), political crises, negative global climate patterns, or other catastrophic events;

•	the risk that impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability;
•

the risk that our inability to grow our digital channels and leverage omni-channel capabilities could impact our business, particularly if our stores are closed or our customers have restricted freedom of movement;

•	the risk that failure to define, launch, and communicate a brand relevant customer experience could have a negative impact;
•	the risk that our efforts to execute on our key business priorities could have a negative impact;
•	the risk that our efforts to expand internationally expose us to risks inherent in operating in new countries;
•	the risk that failure to protect our reputation could have a material adverse effect;
•	the risk that we are unable to implement and sustain adequate information technology systems;
•	the risk that measures intended to prevent the spread of COVID-19 may negatively impact our operations;
•	the risk that our inability to safeguard against security breaches with respect to our information technology systems could damage our reputation and adversely impact our profitability;
•	the risk that we may be exposed to costs associated with the loss of customer information;
•	the risk that we may fail to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations;
•	the risk that our international merchandise sourcing strategy subjects us to risks that could impact our business and results of operations;
•	the risk that our product costs may be adversely affect by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability, or other reasons;
•	the risks associated with our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic, or attract customers to our stores;
•	the risks associated with leasing substantial amount of space, including increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•	the risk that we rely on key personnel, the loss of whom could have a material adverse effect on our business;
•

the risk from the Company’s (as defined below) amended and restated bylaws (“Bylaws”) provides, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	January 30,	August 1,
(In thousands, except per share amounts)	2021	2021	2020
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$773,994	$850,477	$898,787
Short-term investments	50,000	—	—
Merchandise inventory	503,507	405,445	421,196
Accounts receivable, net	155,361	146,102	107,243
Prepaid expenses and other	118,721	120,619	155,141
Total current assets	1,601,583	1,522,643	1,582,367
Property and equipment, at cost, net of accumulated depreciation	641,396	623,808	659,351
Operating lease right-of-use assets	1,103,247	1,155,965	1,271,491
Intangible assets net, including goodwill	70,620	70,332	51,432
Non-current deferred income taxes	46,600	33,045	30,224
Other assets	31,576	29,013	33,111
Total assets	$3,495,022	$3,434,806	$3,627,976
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$221,471	$255,912	$295,296
Current portion of operating lease liabilities	288,534	328,624	348,921
Accrued compensation and payroll taxes	133,185	142,272	66,131
Other current liabilities and accrued expenses	56,568	55,343	51,281
Unredeemed gift cards and gift certificates	44,095	62,181	43,165
Accrued income and other taxes	25,365	14,150	12,783
Dividends payable	—	—	22,837
Total current liabilities	769,218	858,482	840,414
Non-current liabilities:
Non-current operating lease liabilities	1,094,386	1,148,742	1,253,105
Long-term debt, net	331,680	325,290	516,953
Other non-current liabilities	24,207	15,627	19,604
Total non-current liabilities	1,450,273	1,489,659	1,789,662
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 168,454, 166,335, and 166,090 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	630,506	663,718	647,284
Accumulated other comprehensive loss	(36,894)	(40,748)	(47,991)
Retained earnings	2,058,448	1,868,613	1,807,687
Treasury stock, 81,112, 83,231, and 83,476 shares, respectively	(1,379,025)	(1,407,414)	(1,411,576)
Total stockholders’ equity	1,275,531	1,086,665	997,900
Total liabilities and stockholders’ equity	$3,495,022	$3,434,806	$3,627,976

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands, except per share amounts)	2021	2020	2021	2020
Total net revenue	$1,194,156	$883,510	$2,228,769	$1,435,202
Cost of sales, including certain buying, occupancy and warehousing expenses	691,765	618,311	1,290,188	1,141,697
Gross profit	502,391	265,199	938,581	293,505
Selling, general and administrative expenses	293,939	223,711	558,430	411,908
Impairment, restructuring and COVID-19 related charges	—	14,611	—	170,231
Depreciation and amortization expense	40,456	39,114	78,727	81,844
Operating income (loss)	167,996	(12,237)	301,424	(370,478)
Interest expense, net	8,921	8,547	17,426	8,693
Other (income) expense, net	(1,363)	(1,554)	(3,223)	1,429
Income (loss) before income taxes	160,438	(19,230)	287,221	(380,600)
Provision (benefit) for income taxes	38,927	(5,478)	70,244	(109,685)
Net income (loss)	$121,511	$(13,752)	$216,977	$(270,915)

Net income (loss) per basic share	$0.73	$(0.08)	$1.29	$(1.63)
Net income (loss) per diluted share	$0.58	$(0.08)	$1.04	$(1.63)

Weighted average common shares outstanding - basic	167,491	166,315	168,036	166,461
Weighted average common shares outstanding - diluted	208,933	166,315	208,400	166,461

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$121,511	$(13,752)	$216,977	$(270,915)
Other comprehensive income (loss):
Foreign currency translation adjustments	916	7,059	3,854	(14,823)
Other comprehensive income (loss):	916	7,059	3,854	(14,823)
Comprehensive income (loss)	$122,427	$(6,693)	$220,831	$(285,738)

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended July 31, 2021 and August 1, 2020

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at May 2, 2020	165,500	$2,496	$646,350	$1,826,413	$(1,423,226)	$(55,050)	$996,983
Stock awards	—	—	11,436	—	—	—	11,436
Repurchase of common stock from employees	(322)	—	—	—	(3,785)	—	(3,785)
Reissuance of treasury stock	912	—	(10,624)	(4,893)	15,435	—	(82)
Net loss	—	—	—	(13,752)	—	—	(13,752)
Other comprehensive income	—	—	—	—	—	7,059	7,059
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	122	(81)	—	—	41
Balance at August 1, 2020	166,090	$2,496	$647,284	$1,807,687	$(1,411,576)	$(47,991)	$997,900

Balance at May 1, 2021	167,671	$2,496	$648,434	$1,951,496	$(1,389,053)	$(37,810)	$1,175,563
Stock awards	—	—	8,901	—	—	—	8,901
Repurchase of common stock from employees	(195)	—	—	—	(6,567)	—	(6,567)
Reissuance of treasury stock	631	—	(17,770)	9,580	10,696	—	2,506
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899		3,018
Net income	—	—	—	121,511	—	—	121,511
Other comprehensive income	—	—	—	—	—	916	916
Cash dividends declared and dividend equivalents ($0.1800 per share)	—	—	817	(31,134)	—	—	(30,317)
Balance at July 31, 2021	168,454	$2,496	$630,506	$2,058,448	$(1,379,025)	$(36,894)	$1,275,531

26 Weeks Ended July 31, 2021 and August 1, 2020

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	15,354	—	—	—	15,354
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(436)	—	—	—	(5,215)	—	(5,215)
Convertible Senior Notes - Equity portion, net of tax	—	—	68,330	—	—	—	68,330
Reissuance of treasury stock	1,253	—	(14,788)	(6,853)	21,262	—	(379)
Net loss	—	—	—	(270,915)	—	—	(270,915)
Other comprehensive (loss)	—	—	—	—	—	(14,823)	(14,823)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	532	(22,837)	—	—	(22,305)
Balance at August 1, 2020	166,090	$2,496	$647,284	$1,807,687	$(1,411,576)	$(47,991)	$997,900

Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	21,454	—	—	—	21,454
Repurchase of common stock from employees	(591)	—	—	—	(17,511)	—	(17,511)
Reissuance of treasury stock	2,363	—	(46,285)	20,597	40,001	—	14,313
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	216,977	—	—	216,977
Other comprehensive income	—	—	—	—	—	3,854	3,854
Cash dividends declared and dividend equivalents ($0.3175 per share)	—	—	1,495	(54,734)	—	—	(53,239)
Balance at July 31, 2021	168,454	$2,496	$630,506	$2,058,448	$(1,379,025)	$(36,894)	$1,275,531

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	July 31,	August 1,
(In thousands)	2021	2020
Operating activities:
Net income (loss)	$216,977	$(270,915)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	80,822	83,305
Share-based compensation	21,570	15,654
Deferred income taxes	(17,108)	(5,437)
Loss on impairment of assets	—	153,617
Changes in assets and liabilities:
Merchandise inventory	(96,439)	22,119
Operating lease assets	145,537	142,564
Operating lease liabilities	(187,602)	(70,831)
Other assets	(13,736)	(94,433)
Accounts payable	(35,628)	8,591
Accrued compensation and payroll taxes	(9,132)	22,797
Accrued and other liabilities	16,626	(43,450)
Net cash provided by (used for) operating activities	121,887	(36,419)
Investing activities:
Capital expenditures for property and equipment	(86,205)	(61,402)
Purchase of available-for-sale investments	(75,000)	(14,956)
Sale of available-for-sale investments	25,000	69,956
Other investing activities	(4,199)	(372)
Net cash (used for) investing activities	(140,404)	(6,774)
Financing activities:
Repurchase of common stock as part of publicly announced programs	—	(20,000)
Repurchase of common stock from employees	(17,511)	(5,215)
Proceeds from revolving line of credit and convertible senior notes	—	736,108
Principal payments on revolving line of credit	—	(130,000)
Net proceeds from stock options exercised	13,065	—
Cash dividends paid	(53,239)	—
Other financing activities	(368)	(682)
Net cash (used for) provided by financing activities	(58,053)	580,211
Effect of exchange rates changes on cash	87	(161)
Net change in cash and cash equivalents	(76,483)	536,857
Cash and cash equivalents - beginning of period	850,477	361,930
Cash and cash equivalents - end of period	$773,994	$898,787

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company,” “we,” ”us,” and “our”) at July 31, 2021 and August 1, 2020 and for the 13- and 26-week periods ended July 31, 2021 and August 1, 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Fiscal 2020 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

Founded in 1977, the Company is a leading multi-brand, global specialty retailer that operates under the American Eagle® (“AE” or “American Eagle”) and Aerie® (“Aerie”) brands.  The Aerie brand includes OFFLINETM by Aerie, a new sub-brand offering a complete collection of active wear and accessories built for REAL movement and REAL comfort launched in Fiscal 2020 (as defined below).

We also operate Todd Snyder New York, a premium menswear brand, and Unsubscribed, a new brand with a focus on consciously-made, slow fashion launched in Fiscal 2020.

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

The Company operates more than 1,000 retail stores in the U.S. and internationally, online at www.ae.com and www.aerie.com, as well www.toddsnyder.com and www.unsubscribed.com (which e-commerce operations we collectively refer to as “AEO Direct”), and more than 200 international store locations managed by third-party operators.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic and political conditions.  During Fiscal 2020, historic seasonal trends were impacted by consumer behavior due to the coronavirus (“COVID-19”) global pandemic.

COVID-19 Pandemic

Impacts related to the COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced and may continue to experience significant disruptions to our business due to the COVID-19 pandemic and the related suggested and mandated social distancing and shelter-in-place orders, which initially resulted in the temporary closure of all of our stores and furlough of our associates. During Fiscal 2021 and Fiscal 2020, while stores were impacted by negative mall traffic, we focused on our omni-channel capabilities. As of the 13 and 26 weeks ended July 31, 2021, our stores have re-opened, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail within these notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At July 31, 2021, the Company operated in two reportable segments, American Eagle and Aerie.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Financial Instruments–Credit Losses (Topic 326) (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The Company adopted ASU 2016-13 on February 2, 2020.  The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB amended Accounting Standards Codification ("ASC") 740, Income Taxes (issued under ASU 2019-12, Simplifying the Accounting for Income Taxes). This amendment removes certain exceptions to the general principles of ASC 740, and clarifies and amends the existing guidance to improve consistent application. The Company adopted the guidance effective January 31, 2021. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20, Debt with Conversion and Other Options that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021.

The Company will adopt ASU 2020-06 at the beginning of Fiscal 2022 using the modified retrospective approach.

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the “Notes”).  The Notes are currently accounted for under the cash conversion model, which is one of the models being eliminated. The adoption of the standard will result in the Notes being accounted for as a single balance in long-term debt, rather than being accounted for as separate debt and equity components.

Subsequently, the adoption of ASU 2020-06 is expected to reduce reported interest expense and, correspondingly, increase reported net income. Additionally, the dilutive effect of the Notes will increase to approximately 48 million dilutive shares, or an incremental 12 million shares compared to the dilutive effect of the Notes as of July 31, 2021, which will reflect the assumed conversion of all outstanding Notes.  We do not anticipate a material impact to diluted earnings per share, as a result of the adoption of ASU 2020-06.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars (“USD”) (the Company’s reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended July 31, 2021, an unrealized gain of $0.9 million is included in accumulated other comprehensive income (loss). During the 26 weeks ended, July 31, 2021, an unrealized gain of $3.9 million is included in accumulated other comprehensive income (loss), primarily related to the rise in the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Additionally, the Company estimates a markdown reserve for future planned permanent markdowns related to current inventory. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its current ticketed price. Such markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected.

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

As of July 31, 2021, the weighted average remaining useful life of our assets was approximately 7.0 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use (“ROU”) assets associated with retail stores, which have been open for a period sufficient to reach maturity.  The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts.  When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income under impairment, restructuring and COVID-19 related charges.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.  Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment and to Note 13 to the Consolidated Financial Statements for additional information regarding impairment charges for the 26 weeks ended August 2, 2020.

Intangible Assets, including Goodwill

The Company’s goodwill is primarily related to the acquisition of its importing operations, Canada business, and other immaterial acquisitions.  In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment at least annually or more frequently if an impairment indicator exists, by comparing the estimated fair value of each reporting unit to its carrying value. As a result of the Company’s annual goodwill impairment test as of January 30, 2021, the Company concluded that its goodwill was not impaired.

Definite-lived intangible assets are recorded on the basis of cost with amortization computed utilizing the straight-line method over the assets’ estimated useful lives.  The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 15 to 25 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 26 weeks ended July 31, 2021 and August 1, 2020.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets, including goodwill.

Gift Cards

Revenue is not recorded on the issuance of gift cards. The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue.

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended July 31, 2021 and August 1, 2020, the Company recorded approximately $2.0 million and $1.6 million, respectively, of revenue related to gift card breakage. During the 26 weeks ending July 31, 2021 and August 1, 2020, the Company recorded $4.4 million and $3.3 million, respectively, of revenue related to gift card breakage.

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

No operating lease ROU asset impairments were recorded for the 13 or 26 weeks ended July 31, 2021. There was no operating lease ROU impairment recorded for the 13 weeks ended August 1, 2020. During the 26 weeks ended August 1, 2020, the Company recorded impairment of operating lease ROU assets of $84.1 million.  Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

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

Customer Loyalty Program

In June 2020, the Company launched a highly-digitized loyalty program called Real Rewards by American Eagle and Aerie™ (the “Program”). The Program features both shared and unique benefits for loyalty members and credit card holders. Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn rewards in the form of discount savings certificates. Prior to the Program’s launch in June 2020, we also offered additional rewards for key items such as jeans and bras under our previous program, AEO Connected™.  Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

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

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws, and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws, or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the Company’s effective income tax rate.

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

Design costs are related to the Company's Design Center operations and include compensation, travel and entertainment, supplies, and samples for our design teams, as well as rent and depreciation for our Design Center. These costs are included in cost of sales as the respective inventory is sold.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, equipment leasing costs, and services purchased.

Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing, and importing teams, our buyers and our distribution centers, as these amounts are recorded in cost of sales.  Additionally, selling, general and administrative expenses do not include rent and utilities related to our stores, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations, all of which are included in cost of sales.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Notes and borrowings under the revolving credit facility, as well as interest income from cash, cash equivalents, and short-term investments.

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

3.  Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

(In thousands)	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents:
Cash	$498,211	$524,970	$124,648
Money market securities	—	—	280,098
Interest bearing deposits	275,783	275,507	494,041
Certificates of deposit	—	50,000	—
Total cash and cash equivalents	$773,994	$850,477	$898,787
Short-term investments
Certificates of deposit	50,000	—	—
Total short-term investments	50,000	—	—
Total	$823,994	$850,477	$898,787

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

Long-Term Debt

As of July 31, 2021, the Company had no outstanding  borrowings under its revolving credit facilities, and had $200 million  outstanding as of August 1, 2020.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. There were no asset impairment charges recorded during the 13 or 26 weeks ended July 31, 2021. There were no asset impairment charges recorded during the 13 weeks ended August 1, 2020.  During the 26 weeks ended August 1, 2020, the Company recorded asset impairment charges of $153.6 million.  Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  This impairment was primarily driven by store closures due to the COVID-19 pandemic.  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment, as well as $18.0 million of impairment charges related to certain cost and equity method investments.  The assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations. The fair value of the impaired assets, after the recorded loss, was approximately $163.4 million.

The fair value of the impaired assets was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest and a real estate market participant discount rate for the ROU assets. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2021	2020	2021	2020
Weighted average common shares outstanding:
Basic number of common shares outstanding	167,491	166,315	168,036	166,461
Dilutive effect of convertible notes	36,367	—	35,083	—
Dilutive effect of stock options and non-vested restricted stock	5,075	—	5,281	—
Diluted number of common shares outstanding	208,933	166,315	208,400	166,461
Anti-Dilutive Shares*	130	8,235	130	4,670

*For each of the 13 and 26 weeks ended August 1, 2020, there were 1.2 million potentially dilutive equity awards that were excluded from diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.  For each of the 13 and 26 weeks ended August 1, 2020, there were 7.0 million and 3.5 million potentially dilutive shares from the Notes, respectively, that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

The Company has the right to settle the Notes in any combination of cash and shares of common stock.  However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in common stock.  Because of this repayment policy election, only the conversion spread portion of the amount owed is reflected as dilutive in our weighted average diluted shares outstanding.  The Company uses the average of the daily closing prices of its common stock (NYSE: AEO) as reported on the New York Stock Exchange to calculate the conversion spread.  The Notes could have a potential dilutive effect in future periods.

Refer to notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the Notes and share-based compensation, respectively.

6.  Property and Equipment

Property and equipment consists of the following:

	July 31,	January 30,	August 1,
(In thousands)	2021	2021	2020
Property and equipment, at cost	$2,330,665	$2,250,974	$2,225,579
Less: Accumulated depreciation and impairment	(1,689,269)	(1,627,166)	(1,566,228)
Property and equipment, net	$641,396	$623,808	$659,351

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	July 31,	January 30,	August 1,
(In thousands)	2021	2021	2020
Goodwill, gross	$20,561	$17,463	$17,310
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$16,365	$13,267	$13,114

Trademarks, at cost	$93,335	$92,663	$72,057
Accumulated amortization	(39,080)	(35,598)	(33,739)
Trademarks, net	$54,255	$57,065	$38,318

Intangible assets, net, including goodwill	$70,620	$70,332	$51,432

(1)	Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

8.  Long-Term Debt, Net

Our long-term debt consisted of the following at each of July 31, 2021, January 30, 2021, and August 1, 2020:

(In thousands)	July 31, 2021	January 30, 2021	August 1, 2020
Convertible senior notes principal	$412,025	$415,025	$415,025
Less: unamortized discount	80,345	89,735	98,072
Convertible senior notes, net	$331,680	$325,290	$316,953
Revolving credit facility borrowings	—	—	200,000
Total long-term debt, net	$331,680	$325,290	$516,953

Convertible Senior Notes- Equity portion, net of tax	58,454	68,330	68,330

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

The Company does not have the right to redeem the Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the 40th scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the Notes, at its option, for cash, if the last reported sale price of AEO’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their Notes for approximately 116.3 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $8.60 per share.

The Company has the right to settle conversions in any combination of cash and shares of common stock. However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in stock. Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in earnings per share.

The effective interest rate for the Notes is 10.0% and the Company calculated the effective yield using a market approach.  The remaining amortization period of the discount is 3.75 years as of July 31, 2021.

Interest expense for the Notes was:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Accrued interest for interest payments	$3,815	$3,903	$7,749	$4,118
Amortization of discount	4,956	3,982	9,384	4,195
Total interest expense	$8,771	$7,885	$17,133	$8,313

The following table discloses conversion amounts if the Notes were all converted as of the end of the period:

(In thousands, except per share amounts)	July 31, 2021
Number of shares convertible	47,907
Conversion price per share	$8.60
Value in excess of principal if converted	$1,272,776

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

As of July 31, 2021, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of July 31, 2021.  As of August 1, 2020, the Company had $200.0 million of outstanding loans under the Credit Agreement.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended July 31, 2021 was $9.0 million ($6.8 million, net of tax) and $21.6 million ($16.4 million, net of tax), respectively, and for the 13 and 26 weeks ended August 1, 2020 was $11.6 million ($7.0 million, net of tax) and $15.7 million ($9.5 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards.  Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement eligible date, if earlier. A summary of the Company’s stock option activity for the 26 weeks ended July 31, 2021 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 30, 2021	3,940	$14.87
Granted	449	$32.58
Exercised (1)	(771)	$16.33
Outstanding - July 31, 2021	3,618	$16.76	4.9	$64,071
Vested and expected to vest - July 31, 2021	2,778	$16.50	3.5	$28,599
Exercisable - July 31, 2021 (2)	1,788	$16.28	2.0	$32,531

(1)	Options exercised during the 26 weeks ended July 31, 2021 ranged in price from $8.62 to $21.41.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on July 31, 2021.

Cash received from the exercise of stock options was $13.1 million for the 26 weeks ended July 31, 2021. The actual tax benefit realized from share-based payments totaled $4.1 million for the 26 weeks ended July 31, 2021. There were no stock options exercised during the 26 weeks ended August 1, 2020.

As of July 31, 2021, there was $8.6 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended	26 Weeks Ended
	July 31,	August 1,
Black-Scholes Option Valuation Assumptions	2021	2020
Risk-free interest rate (1)	0.9%	0.3 - 0.6%
Dividend yield	1.6%	3.5 - 6.0%
Volatility factor (2)	50.7%	43.1 - 48.7%
Weighted-average expected term (3)	4.5 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on historical volatility of the Company’s common stock.
(3)	Represents the period of time that options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

The grant date fair value of time-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A Monte-Carlo simulation was utilized to determine the fair value for performance-based restricted stock awards.

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	July 31, 2021		July 31, 2021
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 30, 2021	3,698	$12.42	1,868	$17.44
Granted	657	$32.64	320	$39.93
Vested	(1,268)	$13.45	(275)	$19.48
Cancelled	(163)	$12.68	(308)	$16.88
Nonvested - July 31, 2021	2,924	$16.30	1,605	$23.67

As of July 31, 2021, there was $36.0 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. Based on current probable performance, there is $10.9 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one- to three- year period.

As of July 31, 2021, the Company had 7.6 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended July 31, 2021 was 24.3% compared to the effective tax benefit rate of 28.5% for the 13 weeks ended August 1, 2020.  The effective income tax rate for the 26 weeks ended July 31, 2021 was 24.5% compared to the effective tax benefit rate of 28.8% for the 26 weeks ended August 1, 2020. The change in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which occurred in the 13 weeks ended August 1, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S. federal corporate income tax rate of 21%, which resulted in a higher benefit rate applicable to the 13 weeks ended August 1, 2020.  The effective tax rate for the current period was also impacted by higher excess tax benefits on share-based payments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended July 31, 2021.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.6 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

11.  Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies (“ASC 450”), the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450.  As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position, results of operations, or consolidated cash flows of the Company.  However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Our CEO analyzes segment results and allocates resources based on adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss) excluding impairment, restructuring and COVID-19 related charges.  Adjusted operating income (loss) may not be comparable to similarly titled measures of other companies.  Adjusted operating income (loss) on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income (loss) as presented on the Consolidated Financial Statements.

(in thousands)	American Eagle	Aerie	Corporate(1)	Total(2)
13 weeks ended July 31, 2021
Total net revenue	$845,882	$335,795	$12,479	$1,194,156
Operating income (loss)	$198,896	$70,646	$(101,546)	$167,996

Capital Expenditures	$17,189	$16,641	$15,569	$49,399

13 weeks ended August 1, 2020
Total net revenue	$624,831	$251,511	$7,168	$883,510

Operating income (loss)	$59,603	$30,404	$(102,244)	$(12,237)
Impairment, restructuring, and COVID-19 related charges	-	-	14,611	14,611
Adjusted operating income (loss)	$59,603	$30,404	$(87,633)	$2,374

Capital Expenditures	$6,774	$8,620	$12,098	$27,492

26 weeks ended July 31, 2021
Total net revenue	$1,573,584	$633,282	$21,903	$2,228,769

Operating income (loss)	$350,128	$140,624	$(189,328)	$301,424

Capital Expenditures	$30,628	$27,460	$28,117	$86,205

26 weeks ended August 1, 2020
Total net revenue	$1,015,081	$406,492	$13,629	$1,435,202

Operating income (loss)	$(154,146)	$11,275	$(227,607)	$(370,478)
Impairment, restructuring, and COVID-19 related charges	90,926	18,215	61,090	170,231
Adjusted operating income (loss)	$(63,220)	$29,490	$(166,517)	$(200,247)

Capital Expenditures	$14,873	$17,408	$29,121	$61,402

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

(2)

The difference between Operating income (loss) and Income (loss) before income taxes includes the following items, which are not allocated to our reportable segments:
- For the 13 weeks ended July 31, 2021, interest expense, net of $8.9 million and other (income) expense, net of ($1.4) million. For the 26 weeks ended July 31, 2021, interest expense, net of $17.4 million and other (income) expense, net of ($3.2) million.
- For the 13 weeks ended August 1, 2020, interest expense, net of $8.5 million and other (income) expense, net of ($1.6) million. For the 26 weeks ended August 1, 2020, interest expense, net of $8.7 million and other (income) expense, net of $1.4  million.

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following table present summarized geographical information:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Total net revenue:
United States	$1,030,308	$780,028	$1,939,966	$1,268,904
Foreign (1)	163,848	103,482	288,803	166,298
Total net revenue	$1,194,156	$883,510	$2,228,769	$1,435,202
(1)	Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed and/or shipped to foreign countries and international license royalty revenue.

13. Impairment, Restructuring and COVID-19 Related Charges

The following table represents impairment, restructuring and COVID-19 related charges for the 13 and 26 weeks ended August 1, 2020.  There were no impairment, restructuring and COVID-19 related charges for the 13 and 26 weeks ended July 31, 2021.  All amounts were recorded within impairment, restructuring and COVID-19 related charges on the Consolidated Statements of Operations.

	13 Weeks Ended	26 Weeks Ended
	August 1,	August 1,
(In thousands)	2020	2020
Impairment charges (1)	$—	$153,617
Incremental COVID-19 related expenses (2)	13,885	13,885
Severance and related employee costs	726	2,729
Total impairment, restructuring and COVID-19 related charges	$14,611	$170,231

(1)  During the 26 weeks ended August 1, 2020, the Company recorded asset impairment charges of $153.6 million.  Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment as well as $18.0 million of impairment charges related to certain cost and equity method investments.

(2)   Incremental COVID-19 related expenses consist of personal protective equipment and supplies for our associates and customers.

A roll-forward of restructuring liabilities recognized in accrued compensation and payroll taxes and other current liabilities and accrued expenses in the Consolidated Balance Sheet is as follows:

26 Weeks Ended
July 31,
(In thousands)	2021
Restructuring liability as of January 30, 2021	$2,812
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments and adjustments	(1,857)

Restructuring liability as of July 31, 2021	$955

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

Executive Overview

We are a leading global specialty retailer offering high-quality, on-trend clothing, accessories, and personal care products at affordable prices under our American Eagle® and Aerie® brands.

In the fourth quarter of Fiscal 2020, we revised our reportable segment structure and have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on adjusted operating income (loss). See Note 12 to the Consolidated Financial Statements included herein for additional information.

Financial highlights for the thirteen weeks ended July 31, 2021 include comparisons to the second quarter of Fiscal 2020:

•Record revenue of $1.19 billion increased 35%

•Operating income hit an all-time high of $168 million;

•Revenue for Aerie increased 34%, with operating income up 132%; and

•American Eagle revenue increased 35%, with operating income up 234%.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period.  In light of store closures and related disruptions from the COVID-19 pandemic, we have not disclosed comparable sales for Fiscal 2021 or Fiscal 2020.

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

The inability to obtain acceptable levels of sales, initial markups, or any significant increase in our use of markdowns could have an adverse effect on our gross profit and consolidated results of operations.

Operating income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control selling, general, and administrative expenses, and our level of capital expenditures for a reasonable period of time.  In light of store closures and disruptions from the COVID-19 pandemic, our operating income may not be comparable for Fiscal 2021 versus Fiscal 2020.

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

COVID-19

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, and we continue to see disruptions and volatility in our business caused by the COVID-19 pandemic.

As of July 31, 2021, all our stores have re-opened and remain open.  Our stores are operating with restrictive and precautionary measures in place, such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.  We do not believe that our results for the second quarter of Fiscal 2021 are directly comparable to the same period in Fiscal 2020.

The safety and health of our associates and customers remains of paramount concern.  In March 2020, we hired a medical consultant to advise us on health and safety matters and to ensure that we are following science-based guidance and best practices for associates and customers in all of our locations.  We instituted a work-from-home plan in mid-March 2020 ahead of stay-at-home orders.  We continue to take various precautions in our stores, which include sanitation stations and masks for all customers to provide a safe and secure environment.  Plexiglas health guard partitions have also been installed at the registers along with the implementation of enhanced cleaning routines and protocols.

As of July 31, 2021, we had approximately $824.0 million in cash and cash equivalents and short-term investments, which includes the proceeds from our Notes issuance, discussed in greater detail below and in Note 8 to the Consolidated Financial Statements. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we believe that the Company may continue to experience degrees of volatility and business disruptions, and remain at risk for periods of closure of our stores, distribution centers and corporate facilities through the remainder of Fiscal 2021. Past and future impacts of COVID-19 also have the ability to disrupt the operations of our partners, suppliers, and vendors, which could lead to supply chain disruption, shipping delays, and freight cost increases.  We are monitoring the ongoing developments as the COVID-19 vaccines are being distributed and administered, and we will take further actions that are in the best interests of our associates and customers, as needed.  For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of our Fiscal 2020 Form 10-K.

Results of Operations

Overview

Our second quarter Fiscal 2021 results reflected another quarter of record revenue and profitability.  Performance was underscored by the strength of our brands, outstanding product and a leading customer experience across selling channels.

Aerie continued to achieve consistent multi-year growth producing a very strong profit flow through.  American Eagle was fueled by re-energized product and brand initiatives.

Absent the impacts of the COVID-19 pandemic, our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Additionally, during the 13 and 26 weeks ended August 1, 2020, our consolidated results of operations were materially impacted by the effects of COVID-19.  Commencing in March 2020, we experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19 and government actions to combat it.  In response, we closed our stores to the public after the close of business on March 17, 2020; however, we continued to operate our digital business.  Subsequent to May 1, 2020, we began to reopen our stores, and as of August 1, 2020, nearly all of our stores had reopened; however, we continued to experience reduced customer traffic in re-opened store locations.  Accordingly, our results for the second quarter of Fiscal 2020 were significantly impacted.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	57.9	70.0	57.9	79.5
Gross profit	42.1	30.0	42.1	20.5
Selling, general and administrative expenses	24.6	25.3	25.1	28.7
Impairment, restructuring and COVID-19 related charges	0.0	1.7	0.0	11.9
Depreciation and amortization expense	3.4	4.4	3.5	5.7
Operating income (loss)	14.1	(1.4)	13.5	(25.8)
Interest expense, net	0.8	1.0	0.7	0.6
Other (income) expense, net	(0.1)	(0.2)	(0.1)	0.1
Income (loss) before income taxes	13.4	(2.2)	12.9	(26.5)
Provision (benefit) for income taxes	3.2	(0.6)	3.2	(7.6)
Net income (loss)	10.2%	(1.6)%	9.7%	(18.9)%

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Number of stores:
Beginning of period	1,074	1,093	1,078	1,095
Opened	20	16	31	19
Closed	(4)	(11)	(19)	(16)
End of period	1,090	1,098	1,090	1,098
Total gross square feet at end of period (in '000)	6,799	6,828	6,799	6,828
International licensed/franchise stores at end of period (1)	242	220	242	220

(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations consist of 894 American Eagle retail stores, which include 182 Aerie side-by-side locations and one OFFLINE side-by-side location, 191 Aerie stand-alone locations (including five OFFLINE stand-alone locations), and AEO Direct. Additionally, there were three Todd Snyder stand-alone locations and two Unsubscribed locations.

Non-GAAP Information

This results of operations section contains net income (loss) per diluted share presented on an adjusted or non-GAAP basis, which is a non-GAAP financial measure (“non-GAAP” or “adjusted”). This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies.  Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements, and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	13 Weeks Ended
	July 31,	August 1,
	2021	2020
Net income (loss) per diluted share - GAAP Basis	$0.58	$(0.08)
Add: Incremental COVID-19 related expenses and Restructuring(1)	—	0.05
Add: Convertible Debt(2)	0.02	0.03
Net income (loss) per diluted share - Adjusted or Non- GAAP Basis	$0.60	$0.00
(1)

13 weeks ended August 1, 2020: $13.9 million of Incremental COVID-19 related expenses consisting of personal protective equipment and supplies for our associates and customers and $0.7 million of corporate severance.

(2)	Amortization of the non-cash discount on the Notes

Comparison of the 13 weeks ended July 31, 2021 to the 13 weeks ended August 1, 2020

Total Net Revenue

Total net revenue increased 35%, or $311 million, to a second quarter record $1.194 billion compared to $883.5 million last year.  As discussed above, the COVID-19 pandemic negatively affected our financial results for the 13 weeks ended August 1, 2020; however all of our stores have re-opened and we experienced increased store traffic, transactions and transaction value, driving a 73% increase in store revenue for the second quarter of Fiscal 2021.  This was partially offset by a 5% decline in AEO Direct revenue, reflecting the anticipated channel shift associated with improved store traffic, as well as a significant first quarter shipping back log last year, which resulted in revenue related to these orders not being recognized until the second quarter last year.

American Eagle

Total net revenue for the 13 weeks ended July 31, 2021 for the American Eagle brand increased 35% to $845.9 million compared to $624.8 million for the 13 weeks ended August 1, 2020.

Aerie

Total net revenue for the 13 weeks ended July 31, 2021 for the Aerie brand increased 34% to $335.8 million compared to $251.5 million for the 13 weeks ended August 1, 2020.

Gross Profit

Gross profit increased $237.2 million, to $502.4 million compared to $265.2 million last year.  Our gross margin percentage increased to 42.1% of revenue from 30.0% of revenue last year. This quarter’s gross margin reflected significantly higher merchandise margins across brands, primarily due to higher full-priced sales, lower promotions, and inventory optimization initiatives.

For the 13 weeks ended August 1, 2020, gross margin was significantly impacted by disruptions related to COVID-19, which reflected a reduction in store revenue and higher delivery and distribution center costs, primarily due to a strong digital business and higher cost per shipment, partly offset by lower rent expense and an increase in mark-up.

There was $3.9 million and $4.5 million of share-based payment expense included in gross profit for the 13 week periods ended July 31, 2021 and August 1, 2020, respectively, comprised of both time- and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 31%, or $70.2 million to $293.9 million from $223.7 million last year. As a percentage of total net revenue, SG&A expenses decreased 70 basis points to 24.6%, compared to 25.3% last year.

The 13 weeks ended July 31, 2021 reflected increased SG&A expenses primarily related to the re-opening of our stores this year, including increased store payroll and variable selling expenses, as well as increased advertising and performance-based incentive compensation.

The 13 weeks ended August 1, 2020 were significantly impacted by disruptions related to COVID-19, resulting in lower operating expenses due to store closures and other cost reductions.

There was $5.1 million and $7.0 million of share-based payment expense included in SG&A expenses for the 13 week periods ended July 31, 2021 and August 1, 2020, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

There were no impairment, restructuring and COVID-19 related charges recorded for the 13 weeks ended July 31, 2021. For the 13 weeks ended August 1, 2020, impairment, restructuring and COVID-19 related charges were $14.6 million, or 1.7% as a percentage of total net revenue. These charges consisted of $13.9 million of incremental COVID-19 related expenses, including personal protective equipment and supplies for our associates and customers and $0.7 million of severance costs.  There were no impairment charges for the 13 weeks ended August 1, 2020. For further information, refer to Note 13 to the Consolidated Financial Statements.

Based on the uncertainty of the COVID-19 pandemic, we are unable to accurately predict the ultimate impact that COVID-19 will have on our consolidated operations going forward, including, among other things, the length of time that such disruptions will continue and the impact of governmental regulations that may be imposed in response to the COVID-19 pandemic.  Accordingly, we may be required to record further impairment and/or restructuring charges in future periods.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 3%, or $1.3 million, to $40.5 million for the 13 weeks ended July 31, 2021, compared to $39.1 million for the 13 weeks ended August 1, 2020.  As a percentage of total net revenue, depreciation and amortization expense was 3.4% for the 13 weeks ended July 31, 2021 compared to 4.4% for the 13 weeks ended August 1, 2020.

Interest Expense, Net

Interest expense, net increased $0.4 million to $8.9 million for the 13 weeks ended July 31, 2021, compared to $8.5 million for the 13 weeks ended August 1, 2020. The increase in expense was primarily attributable to increased interest expense related to our Notes and lower interest income.

Other (Income) Expense, Net

Other income, net was $1.4 million for the 13 weeks ended July 31, 2021, compared to $1.6 million for the 13 weeks ended August 1, 2020.  The decrease was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended July 31, 2021 was 24.3% compared to the effective tax benefit rate of 28.5% for the 13 weeks ended August 1, 2020.

The change in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the passage of the CARES Act, which occurred during the 13 weeks ended August 1, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S. federal corporate income tax rate of 21%, which resulted in a higher benefit rate applicable to the 13 weeks ended August 1, 2020.  The effective tax rate for the current period was also impacted by higher excess tax benefits on share-based payments.

Net Income (Loss)

Net income increased $135.3 million to $121.5 million for the 13 weeks ended July 31, 2021, or 10.2% as a percentage of total net revenue, as compared to a net loss of $(13.8) million, or (1.6%) as a percentage of total net revenue for the 13 weeks ended August 1, 2020.

Net income per share increased to $0.58 per diluted share for the 13 weeks ended July 31, 2021, which included $0.02 of amortization of the non-cash discount on the Notes, compared to a net loss of $0.08 per diluted share, including $0.05 of impairment, restructuring and COVID-19 related charges, and $0.03 of amortization of the non-cash discount on the Notes, for the 13 weeks ended August 1, 2020.  The change in net income (loss) was attributable to the factors noted above.

Comparison of the 26 weeks ended July 31, 2021 to the 26 weeks ended August 1, 2020

Total Net Revenue

Total net revenue increased 55%, or $793.6 million, to $2.229 billion compared to $1.435 million last year.  The COVID-19 pandemic and the associated closures of our retail stores beginning March 17, 2020 negatively affected our financial results for the 26 weeks ended August 1, 2020.

American Eagle

Total net revenue for the 26 weeks ended July 31, 2021 for the American Eagle brand was $1.574 billion compared to $1.015 million for the 26 weeks ended August 1, 2020.

Aerie

Total net revenue for the 26 weeks ended July 31, 2021 for the Aerie brand was $633.3 million compared to $406.5 million for the 26 weeks ended August 1, 2020.

Gross Profit

Gross profit increased $645.1 million to $938.6 million compared to $293.5 million last year.  Our gross margin percentage increased to 42.1% of revenue from 20.5% of revenue last year.

The 26 weeks ended August 1, 2020 were significantly impacted by disruptions related to COVID-19, which resulted in a decline in revenue from retail store closures, higher markdowns and promotions to clear through spring and summer merchandise, and inventory provisions.

This year’s gross margin reflected significantly higher merchandise margins across brands, primarily due to higher full-priced sales, lower promotions, and inventory optimization initiatives.  This was partly offset by higher delivery and distribution center costs, due to increased digital mix and higher shipment costs, as well as increased performance-based incentive compensation.

There was $8.2 million and $7.1 million of share-based payment expense included in gross profit for the 26 week periods ended July 31, 2021 and August 1, 2020, respectively, comprised of both time- and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 36%, or $146.5 million, to $558.4 million from $411.9 million last year. As a percentage of total net revenue, SG&A expenses decreased 360 basis points to 25.1%, compared to 28.7% last year.

The 26 weeks ended July 31, 2021 reflected increased SG&A expenses primarily related to the re-opening of our stores this year, including increased store payroll and variable selling expenses, as well as increased advertising and higher levels of performance-based incentive compensation.

The 26 weeks ended August 1, 2020 were significantly impacted by the disruption related to COVID-19, including the impact of lower store salaries from furloughs that took effect in early April 2020 related to the retail store closures.

There was $13.4 million and $8.5 million of share-based payment expense included in SG&A expenses for the periods ended July 31, 2021 and August 1, 2020, respectively, comprised of both time- and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

There were no impairment, restructuring and COVID-19 related charges recorded for the 26 weeks ended July 31, 2021. Impairment, restructuring and COVID-19 related charges were $170.2 million, or 11.9% as a percentage of total net revenue, for the 26 weeks ended August 1, 2020. During the 26 weeks ended August 1, 2020, the Company recorded asset impairment charges of $153.6 million.  Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment, as well as $18.0 million of impairment charges related to certain cost and equity method investments. Additionally, there was $13.9 million of incremental COVID-19 related expenses and $2.7 million of severance costs. For further information, refer to Note 13 to the Consolidated Financial Statements.

Based on the uncertainty of the COVID-19 pandemic, we are unable to accurately predict the ultimate impact that COVID-19 will have on our consolidated operations going forward, including, among other things, the length of time that such disruptions will continue and the impact of governmental regulations that may be imposed in response to the COVID-19 pandemic.  Accordingly, we may be required to record further impairment and/or restructuring charges in future periods.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 4%, or $3.1 million, to $78.7 million for the 26 weeks ended July 31, 2021, compared to $81.8 million for the 26 weeks ended August 1, 2020.  As a percentage of total net revenue, depreciation and amortization expense was 3.5% for the 26 weeks ended July 31, 2021 compared to 5.7% for the 26 weeks ended August 1, 2020. The decrease in expense was primarily attributable to asset impairment recorded in Fiscal 2020 and lower capital spending.

Interest Expense, Net

Interest expense, net increased $8.7 million to $17.4 million for the 26 weeks ended July 31, 2021, compared to $8.7 million for the 26 weeks ended August 1, 2020. The increase in expense was primarily attributable to increased interest expense related to our Notes and lower interest income, partially offset by no interest expense incurred for borrowings on our revolving credit facilities during the 26 weeks ended July 31, 2021.

Other (Income) Expense, Net

Other income, net was $3.2 million for the 26 weeks ended July 31, 2021. Other expense, net was $1.4 million for the 26 weeks ended August 1, 2020.  The increase was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 26 weeks ended July 31, 2021 was 24.5% compared to the effective tax benefit rate of 28.8% for the 26 weeks ended August 1, 2020.

The change in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the passage of the CARES Act, which occurred during the 26 weeks ended August 1, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S. federal corporate income tax rate of 21%, which resulted in a higher benefit rate applicable to the 26 weeks ended August 1, 2020.  The effective tax rate for the current period was also impacted by higher excess tax benefits on share-based payments.

Net Income (Loss)

Net income increased $487.9 million to $217.0 million for the 26 weeks ended July 31, 2021, or 9.7% as a percentage of total net revenue, as compared to a net loss of $(270.9) million, or (18.9%) as a percentage of total net revenue for the 26 weeks ended August 1, 2020.

Net income per diluted share increased to $1.04 for the 26 weeks ended July 31, 2021, which included $0.03 of amortization of the non-cash discount on the Notes, compared to a net loss of $1.63 per diluted share, including $0.76 of impairment, restructuring and COVID-19 related charges and $0.02 of amortization of the non-cash discount on the Notes for the 26 weeks ended August 1, 2020.  The change in net income (loss) was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed, or other brand-dedicated American Eagle stores have opened and will continue to open in Asia, Europe, India, Latin America, and the Middle East. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of July 31, 2021, we had 242 stores operated by our third-party operators in 29 countries. International third-party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of July 31, 2021, we had 92 Company-owned stores in Canada, 55 in Mexico, 10 in Hong Kong and 7 in Puerto Rico.

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

As of July 31, 2021, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents and short-term investments.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of July 31, 2021:

	Fair Value Measurements at July 31, 2021
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$498,211	$498,211	$—	$—
Interest bearing deposits	275,783	275,783	—	—
Total cash and cash equivalents	773,994	773,994	—	—
Short-term investments
Certificates of Deposit	50,000	50,000	—	—
Total short-term investments	50,000	50,000
Total	$823,994	$823,994	—	—

The fair value of the Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Liquidity and Capital Resources

Our uses of cash have historically been for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion, and the return of value to shareholders through the repurchase of common stock and the payment of dividends.  Additionally, our uses of cash have included the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.

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

As of July 31, 2021, we had approximately $824.0 million in cash and cash equivalents and short-term investments, which includes the proceeds from the Notes. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	July 31,	January 30,	August 1,
	2021	2021	2020
Working Capital (in thousands)	$832,365	$664,161	$741,953
Current Ratio	2.08	1.77	1.88

Working capital increased $168.2 million compared to January 30, 2021 and $90.4 million compared to last year. The $90.4 million increase in our working capital, compared to August 1, 2020, is driven by an $82.3 million increase in inventory, a $73.8 million decrease in accounts payable, a $60.4 million decrease in current operating lease liabilities, a $48.1 million increase in accounts receivable, and a $22.8 million decrease due to dividends payable, offset by a $74.8 million decrease in cash and short-term investments, a $67.1 million increase in accrued compensation, and a $36.4 million decrease in prepaid expenses.

Cash Flows provided by (used for) Operating Activities

Net cash provided by operating activities totaled $121.9 million for the 26 weeks ended July 31, 2021, compared to net cash used for operating activities of ($36.4) million for the 26 weeks ended August 1, 2020. Our primary outflow for the 26 weeks ended July 31, 2021 was for the payment of operational costs. For the period ended August 1, 2020, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows used for Investing Activities

Net cash used for investing activities totaled $140.4 million for the 26 weeks ended July 31, 2021, compared to net cash used for investing activities of $6.8 million for the 26 weeks ended August 1, 2020.  Investing activities for the 26 weeks ended July 31, 2021 primarily consisted of $86.2 million of capital expenditures for property and equipment and $50.0 million of net short-term investment purchases. Investing activities for the 26 weeks ended August 1, 2020 primarily included $61.4 million of capital expenditures for property and equipment, partially offset by $55.0 million of net short-term investment sales.

Cash Flows (used for) provided by Financing Activities

Net cash used for financing activities totaled $58.1 million for the 26 weeks ended July 31, 2021, compared to net cash provided by financing activities of $580.2 million for the 26 weeks ended August 1, 2020.  Cash used for financing activities for the 26 weeks ended July 31, 2021 consisted primarily of $53.2 million for cash dividends paid at quarterly rates of $0.1375 and $0.18, for the 13 weeks ended May 2, 2021 and July 31, 2021, respectively, and $17.5 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $13.1 million of proceeds from stock option exercises.

Cash provided by financing activities for the 26 weeks ended August 1, 2020 consisted primarily of $406.1 million of net proceeds from the issuance of the Notes and the $200.0 million of borrowings on our Credit Facilities, net of a $130.0 million pay-down on the Credit Facility during the 13 weeks ended August 1, 2020.  This was partially offset by $20.0 million used for purchases of 1.7 million shares of common stock under publicly-announced programs in early March 2020, and $5.2 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.  We borrowed on our Credit Facilities and issued the Notes to strengthen our cash position and provide us with additional financial flexibility during the ongoing COVID-19 pandemic.

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

As of July 31, 2021, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of July 31, 2021.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended July 31, 2021 were $86.2 million, and included $46.6 million related to investments in our stores, including 20 new AEO stores (7 American Eagle stores, 12 Aerie stand-alone stores, and one Todd Snyder store), eight remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($25.9 million), e-commerce ($6.3 million), and other home office projects ($7.4 million).

For Fiscal 2021, we expect capital expenditures to be in the range of $250 million to $275 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth, and investments in e-commerce. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

Stock Repurchases

During Fiscal 2019, our Board authorized the repurchase of 30.0 million shares of common stock under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchases authorization to 30.0 million shares.

In Fiscal 2020, to preserve cash liquidity in response to the uncertainty created by COVID-19, the Company suspended its publicly-announced share repurchase program. The Company unsuspended its share repurchase program at the beginning of Fiscal 2021, but did not repurchase any shares under this program during the 26 weeks ended July 31, 2021. In early 2020, prior to the suspension of our share repurchase program, we repurchased 1.7 million shares for $20.0 million, at a weighted average price of $11.63 per share.

During the 26 weeks ended July 31, 2021 and August 1, 2020, we repurchased approximately 0.6 million and 0.4 million shares, respectively, from certain employees at market prices totaling $17.5 million and $5.2 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended July 31, 2021, our Board of Directors (“Board”) raised our annual dividend rate from $0.55 per share ($0.1375 per share on a quarterly basis) to $0.72 per share ($0.18 per share on a quarterly basis), a 31% increase.  Additionally, our Board declared a quarterly cash dividend of $0.18 per share on June 3, 2021, which was paid on July 23, 2021.

The Company maintains the right to defer the record and payment dates of its dividends, depending upon, among other factors, the progression of the COVID-19 pandemic, business performance, and the macroeconomic environment.  The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, and other relevant factors.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to our Consolidated Financial Statements for the year ended January 30, 2021 contained in our Fiscal 2020 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $0.9 million and $3.9 million is included in accumulated other comprehensive income during the 13 and 26 weeks ended July 31, 2021, respectively. Our market risk profile as January 30, 2021 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2020 Form 10-K, which is unchanged as of July 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management (the “Management”), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 31, 2021, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations.  As of the date hereof, we believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.  Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.  Applying this threshold, there are no environmental matters to disclose for this period.

Refer to Note 11 of the notes to the Consolidated Financial Statements included herein for additional information.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part 1, Item 1A of our Fiscal 2020 Form 10-K.  There have been no material changes to our risk factors as disclosed in the Fiscal 2020 Form 10-K and in our subsequent filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 31, 2021.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 2, 2021 through May 29, 2021)	—	$—	—	30,000,000
Month #2 (May 30, 2021 through July 3, 2021)	190,768	$33.58	—	30,000,000
Month #3 (July 4, 2021 through July 31, 2021)	4,607	$35.01	—	30,000,000
Total	195,375	$33.61	—	30,000,000

(1)

There were no shares repurchased as part of our publicly-announced share repurchase program during the 13 weeks ended July 31, 2021 and there were 0.2 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

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

* Exhibit 101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended July 31, 2021, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of July 31, 2021, January 30, 2021 and August 1, 2020, (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020, (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020, and (v) Consolidated Statements of Cash Flows for the 26 weeks ended July 31, 2021 and August 1, 2020

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in inline XBRL

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 2, 2021

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)