Form 10-Q
period 2021-10-30
AMERICAN EAGLE OUTFITTERS INC
filed 2021-11-23
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 168,621,661 Common Shares were outstanding at November 19, 2021.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

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

•	the possibility that we may be required to take additional impairment or other restructuring charges.

Our forward-looking statements surrounding the coronavirus (COVID-19) pandemic include, but are not limited to, statements about:

•	the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income, and freedom of movement;
•	the currently unknown duration of the COVID-19 pandemic, including a potential resurgence in the fourth quarter of Fiscal 2021 or beyond;
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

•

the risk that any current or future federal, or state or local regulations on employers requiring COVID-19 vaccination or frequent testing of employees could have a material adverse impact on our business, financial conditions, results of operations, and prospects;

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
•

the risk that rising freight costs and difficulty procuring shipping capacity beyond our control resulting from recent increased demand, supply chain shutdowns and congestion at ports and supply lines, could continue to negatively impact our business and results of operations;

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
•

the risk from the Company’s (as defined below) amended and restated bylaws (“Bylaws”) provides, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers, or other employees;

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	October 30,	January 30,	October 31,
(In thousands, except per share amounts)	2021	2021	2020
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$740,668	$850,477	$692,356
Merchandise inventory	739,808	405,445	559,961
Accounts receivable, net	228,461	146,102	124,560
Prepaid expenses and other	66,593	120,619	130,909
Total current assets	1,775,530	1,522,643	1,507,786
Property and equipment, at cost, net of accumulated depreciation	665,408	623,808	650,397
Operating lease right-of-use assets	1,148,108	1,155,965	1,243,311
Intangible assets net, including goodwill	69,332	70,332	50,864
Non-current deferred income taxes	57,753	33,045	12,774
Other Assets	33,884	29,013	33,083
Total assets	$3,750,015	$3,434,806	$3,498,215
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$314,561	$255,912	$304,552
Current portion of operating lease liabilities	299,693	328,624	346,321
Accrued compensation and payroll taxes	123,588	142,272	117,736
Other current liabilities and accrued expenses	56,090	55,343	47,587
Unredeemed gift cards and gift certificates	42,070	62,181	39,794
Accrued income and other taxes	33,570	14,150	15,503
Dividends payable	—	—	22,843
Total current liabilities	869,572	858,482	894,336
Non-current liabilities:
Non-current operating lease liabilities	1,123,681	1,148,742	1,196,755
Long-term debt, net	336,249	325,290	321,081
Other non-current liabilities	23,816	15,627	17,846
Total non-current liabilities	1,483,746	1,489,659	1,535,682
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 168,622, 166,335, and 166,129 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	627,264	663,718	655,891
Accumulated other comprehensive loss	(39,049)	(40,748)	(44,673)
Retained earnings	2,185,393	1,868,613	1,865,370
Treasury stock at cost, 80,944, 83,231, and 83,437 shares, respectively	(1,379,407)	(1,407,414)	(1,410,887)
Total stockholders’ equity	1,396,697	1,086,665	1,068,197
Total liabilities and stockholders’ equity	$3,750,015	$3,434,806	$3,498,215

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Total net revenue	$1,274,078	$1,031,617	$3,502,848	$2,466,819
Cost of sales, including certain buying, occupancy and warehousing expenses	709,554	616,840	1,999,743	1,758,537
Gross profit	564,524	414,777	1,503,105	708,282
Selling, general and administrative expenses	313,890	273,297	872,320	685,206
Impairment, restructuring and COVID-19 related charges	—	6,955	—	177,186
Depreciation and amortization expense	40,947	38,974	119,674	120,818
Operating income (loss)	209,687	95,551	511,111	(274,928)
Interest expense, net	8,612	7,924	26,038	16,617
Other (income), net	(3,130)	(2,223)	(6,354)	(793)
Income (loss) before income taxes	204,205	89,850	491,427	(290,752)
Provision (benefit) for income taxes	51,981	31,742	122,226	(77,943)
Net income (loss)	$152,224	$58,108	$369,201	$(212,809)

Net income (loss) per basic share	$0.91	$0.35	$2.20	$(1.28)
Net income (loss) per diluted share	$0.74	$0.32	$1.78	$(1.28)

Weighted average common shares outstanding - basic	167,637	166,185	168,062	166,385
Weighted average common shares outstanding - diluted	205,013	184,397	207,032	166,385

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$152,224	$58,108	$369,201	$(212,809)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,155)	3,318	1,699	(11,505)
Other comprehensive (loss) income	(2,155)	3,318	1,699	(11,505)
Comprehensive income (loss)	$150,069	$61,426	$370,900	$(224,314)

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended October 30, 2021 and October 31, 2020

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at August 1, 2020	166,090	$2,496	$647,284	$1,807,687	$(1,411,576)	$(47,991)	$997,900
Stock awards	—	—	8,946	—	—	—	8,946
Repurchase of common stock from employees	(11)	—	—	—	(142)	—	(142)
Reissuance of treasury stock	50	—	(536)	(420)	831	—	(125)
Net income	—	—	—	58,108	—	—	58,108
Other comprehensive income	—	—	—	—	—	3,318	3,318
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	197	(5)	—	—	192
Balance at October 31, 2020	166,129	$2,496	$655,891	$1,865,370	$(1,410,887)	$(44,673)	$1,068,197

Balance at July 31, 2021	168,454	$2,496	$630,506	$2,058,448	$(1,379,025)	$(36,894)	$1,275,531
Stock awards	—	—	7,791	—	—	—	7,791
Repurchase of common stock from employees	(188)	—	—	—	(6,452)	—	(6,452)
Reissuance of treasury stock	356	—	(11,778)	5,820	6,070	—	112
Net income	—	—	—	152,224	—	—	152,224
Other comprehensive (loss)	—	—	—	—	—	(2,155)	(2,155)
Cash dividends declared and dividend equivalents ($0.1800 per share)	—	—	745	(31,099)	—	—	(30,354)
Balance at October 30, 2021	168,622	$2,496	$627,264	$2,185,393	$(1,379,407)	$(39,049)	$1,396,697

39 Weeks Ended October 30, 2021 and October 31, 2020

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	24,300	—	—	—	24,300
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(447)	—	—	—	(5,357)	—	(5,357)
Convertible Senior Notes - Equity portion, net of tax	—	—	68,330	—	—	—	68,330
Reissuance of treasury stock	1,303	—	(15,324)	(7,270)	22,093	—	(501)
Net loss	—	—	—	(212,809)	—	—	(212,809)
Other comprehensive (loss)	—	—	—	—	—	(11,505)	(11,505)
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	729	(22,843)	—	—	(22,114)
Balance at October 31, 2020	166,129	$2,496	$655,891	$1,865,370	$(1,410,887)	$(44,673)	$1,068,197

Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	29,245	—	—	—	29,245
Repurchase of common stock from employees	(779)	—	—	—	(23,963)	—	(23,963)
Reissuance of treasury stock	2,719	—	(58,063)	26,417	46,071	—	14,425
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	369,201	—	-	369,201
Other comprehensive income	—	—	—	—	—	1,699	1,699
Cash dividends declared and dividend equivalents ($0.4975 per share)	—	—	2,240	(85,833)	—	—	(83,593)
Balance at October 30, 2021	168,622	$2,496	$627,264	$2,185,393	$(1,379,407)	$(39,049)	$1,396,697

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	October 30,	October 31,
(In thousands)	2021	2020
Operating activities:
Net income (loss)	$369,201	$(212,809)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	122,906	123,094
Share-based compensation	29,435	24,685
Deferred income taxes	(28,261)	12,013
Loss on impairment of assets	—	153,617
Changes in assets and liabilities:
Merchandise inventory	(333,871)	(114,907)
Operating lease assets	222,403	189,630
Operating lease liabilities	(269,153)	(146,809)
Other assets	(44,120)	(86,501)
Accounts payable	57,363	17,769
Accrued compensation and payroll taxes	(18,690)	74,374
Accrued and other liabilities	26,488	(44,550)
Net cash provided by (used for) operating activities	133,701	(10,394)
Investing activities:
Capital expenditures for property and equipment	(144,405)	(92,591)
Purchase of available-for-sale investments	(75,000)	(14,956)
Sale of available-for-sale investments	75,000	69,956
Other investing activities	(4,372)	(511)
Net cash (used for) investing activities	(148,777)	(38,102)
Financing activities:
Repurchase of common stock as part of publicly announced programs	—	(20,000)
Repurchase of common stock from employees	(23,963)	(5,357)
Proceeds from revolving line of credit and convertible senior notes	—	736,108
Principal payments on revolving line of credit	—	(330,000)
Net proceeds from stock options exercised	13,065	—
Cash dividends paid	(83,593)	—
Other financing activities	(329)	(889)
Net cash (used for) provided by financing activities	(94,820)	379,862
Effect of exchange rates changes on cash	87	(940)
Net change in cash and cash equivalents	(109,809)	330,426
Cash and cash equivalents - beginning of period	850,477	361,930
Cash and cash equivalents - end of period	$740,668	$692,356

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company,” “we,” ”us,” and “our”) at October 30, 2021 and October 31, 2020 and for the 13-and 39-week periods ended October 30, 2021 and October 31, 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Fiscal 2020 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the footnotes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

In Fiscal 2021, we acquired AirTerra, a logistics and supply chain platform that solves ecommerce fulfillment and shipping challenges in a unique and innovative way for retailers and brands of all sizes. This acquisition represents the first step in building our supply chain platform, as part our ongoing supply chain transformation strategy of leveraging scale and innovation to help us manage costs and improve service.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather, and general economic and political conditions.  During Fiscal 2020, historic seasonal trends were impacted by consumer behavior due to the coronavirus (“COVID-19”) global pandemic.

COVID-19 Pandemic

Impacts related to the onging COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced and may continue to experience significant disruptions to our business due to the COVID-19 pandemic and the related suggested and mandated social distancing and shelter-in-place orders, which initially resulted in the temporary closure of all our stores and furlough of our associates during the first-half of Fiscal 2020. During Fiscal 2021 and Fiscal 2020, while stores were impacted by negative mall traffic, we focused on our omni-channel capabilities. As of the 13 and 39 weeks ended October 30, 2021, our stores have reopened, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail within these notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  At October 30, 2021, the Company operated in two reportable segments, American Eagle and Aerie.

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

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the “Notes”).  The Notes are currently accounted for under the cash conversion model, which is one of the models being eliminated. The adoption of ASU 2020-06 will result in the Notes being accounted for as a single balance in long-term debt, rather than being accounted for as separate debt and equity components.

Subsequently, the adoption of ASU 2020-06 is expected to reduce reported interest expense and, correspondingly, increase reported net income. Additionally, the dilutive effect of the Notes will increase to approximately 48 million dilutive shares, or an incremental 14 million shares compared to the dilutive effect of the Notes as of October 30, 2021, which will reflect the assumed conversion of all outstanding Notes.  We do not anticipate a material impact to diluted earnings per share, as a result of a reduction in interest expense offset by the increase in diluted shares from the adoption of ASU 2020-06.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended October 30, 2021, an unrealized loss of $2.2 million is included in accumulated other comprehensive (loss) income primarily due to the decline in the US dollar to Canadian dollar. During the 39 weeks ended October 30, 2021, an unrealized gain of $1.7 million is included in accumulated other comprehensive income (loss), primarily related to the rise in the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of October 30, 2021, the weighted average remaining useful life of our assets was approximately 7.0 years.

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

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.  Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment and to Note 13 to the Consolidated Financial Statements for additional information regarding impairment charges for the 39 weeks ended October 31, 2020.

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

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 350 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 39 weeks ended October 30, 2021 and October 31, 2020.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding intangible assets, including goodwill.

Gift Cards

Revenue is not recorded on the issuance of gift cards. The value of a gift card is recorded as a current liability upon issuance, and revenue is recognized when the gift card is redeemed for merchandise.  The Company estimates gift card breakage (as defined below) and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue.

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended October 30, 2021 and October 31, 2020, the Company recorded approximately $1.7 million and $1.6 million, respectively, of revenue related to gift card breakage. During the 39 weeks ending October 30, 2021 and October 31, 2020, the Company recorded $6.1 million and $4.9 million, respectively, of revenue related to gift card breakage.

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

No operating lease ROU asset impairments were recorded for the 13 or 39 weeks ended October 30, 2021. There was no operating lease ROU impairment recorded for the 13 weeks ended October 31, 2020. During the 39 weeks ended October 31, 2020, the Company recorded impairment of operating lease ROU assets of $84.1 million.  Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

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

Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing, and importing teams, our buyers, and our distribution centers, as these amounts are recorded in cost of sales.  Additionally, selling, general and administrative expenses do not include rent and utilities related to our stores, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations, all of which are included in cost of sales.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Notes and borrowings under the revolving credit facility, as well as interest income from cash, cash equivalents, and short-term investments.

Other (Income), Net

Other (income), net consists primarily of gains and losses resulting from foreign currency transactions.

Segment Information

The Company has identified two operating segments (American Eagle and Aerie) that also represent our reportable segments. For additional information regarding the Company’s segment and geographic information, refer to Note 12 to the Consolidated Financial Statements.

3.  Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and cash equivalents, which are recorded on the Consolidated Balance Sheets:

(In thousands)	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents:
Cash	$364,769	$524,970	$317,027
Interest bearing deposits	375,899	275,507	325,319
Money market securities	—	—	50,010
Certificates of deposit	—	50,000	—
Total cash and cash equivalents	$740,668	$850,477	$692,356

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

The Company’s cash equivalents are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented.  Refer to Note 3 to the Consolidated Financial Statements for additional information regarding cash equivalents.

Long-Term Debt

As of October 30, 2021, the Company had no outstanding borrowings under its revolving credit facilities and had repaid the outstanding borrowings of $330 million under its revolving credit facilities as of October 31, 2020.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. There were no asset impairment charges recorded during the 13 or 39 weeks ended October 30, 2021. There were no asset impairment charges recorded during the 13 weeks ended October 31, 2020.  During the 39 weeks ended October 31, 2020, the Company recorded asset impairment charges of $153.6 million.  Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  This impairment was primarily driven by store closures due to the COVID-19 pandemic.  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment, as well as $18.0 million of impairment charges related to certain cost and equity method investments.  The assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations. The fair value of the impaired assets, after the recorded loss, was approximately $163.4 million.

The fair value of the impaired assets was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest and a real estate market participant discount rate for the ROU assets. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.  Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2021	2020	2021	2020
Weighted average common shares outstanding:
Basic number of common shares outstanding	167,637	166,185	168,062	166,385
Dilutive effect of convertible notes	33,687	16,382	34,616	—
Dilutive effect of stock options and non-vested restricted stock	3,689	1,830	4,354	—
Diluted number of common shares outstanding	205,013	184,397	207,032	166,385
Anti-Dilutive Shares*	286	1,423	172	9,250

*For the 39 weeks ended October 31, 2020, there were 1.4 million potentially dilutive equity awards and 7.8 million potentially dilutive shares from the Company’s convertible senior notes that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive. For all other periods, anti-dilutive shares relate to stock options and unvested restricted stock.

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

6.  Property and Equipment

Property and equipment consists of the following:

	October 30,	January 30,	October 31,
(In thousands)	2021	2021	2020
Property and equipment, at cost	$2,394,148	$2,250,974	$2,255,676
Less: Accumulated depreciation and impairment	(1,728,740)	(1,627,166)	(1,605,279)
Property and equipment, net	$665,408	$623,808	$650,397

7.  Intangible Assets, including Goodwill

Intangible assets consist of the following:

	October 30,	January 30,	October 31,
(In thousands)	2021	2021	2020
Goodwill, gross	$20,585	$17,463	$17,331
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$16,389	$13,267	$13,135

Trademarks, at cost	$93,504	$92,663	$72,194
Accumulated amortization	(40,561)	(35,598)	(34,465)
Trademarks, net	$52,943	$57,065	$37,729

Intangible assets, net, including goodwill	$69,332	$70,332	$50,864

(1)	Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

8.  Long-Term Debt, Net

Our long-term debt consisted of the following at each of October 30, 2021, January 30, 2021, and October 31, 2020:

(In thousands)	October 30, 2021	January 30, 2021	October 31, 2020
Convertible senior notes principal	$412,025	$415,025	$415,025
Less: unamortized discount	75,776	89,735	93,944
Total long-term debt, net	$336,249	$325,290	$321,081

Convertible Senior Notes - Equity portion, net of tax	58,454	68,330	68,330

Convertible notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Notes have a stated interest rate of 3.75%, payable semi-annually. The Company may redeem the Notes, in whole or in part, at any time beginning in April 2023.  The Company used the net proceeds from the offering for general corporate purposes.

The Company does not have the right to redeem the Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the 40th scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the Notes, at its option, for cash, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive-trading-day period. Beginning January 2025, noteholders may convert their Notes for approximately 117.1 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $8.54 per share.

The Company has the right to settle conversions in any combination of cash and shares of common stock. However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in common stock. Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in earnings per share.

The effective interest rate for the Notes is 10.0% and the Company calculated the effective yield using a market approach.  The remaining amortization period of the discount is 3.50 years as of October 30, 2021.

Interest expense for the Notes was:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Accrued interest for interest payments	$3,863	$3,848	$11,611	$7,966
Amortization of discount	4,569	4,113	13,953	8,308
Total interest expense	$8,432	$7,961	$25,564	$16,274

The following table discloses conversion amounts if the Notes were all converted as of the end of the period:

(In thousands, except per share amounts)	October 30, 2021
Number of shares convertible	48,258
Conversion price per share	8.54
Value in excess of principal if converted	952,555

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

As of October 30, 2021, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of October 30, 2021.  As of October 31, 2020, the Company had repaid $330.0 million of outstanding loans under its Credit Facilities.

9.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 30, 2021 was $7.9 million ($5.9 million, net of tax) and $29.4 million ($22.2 million, net of tax), respectively, and for the 13 and 39 weeks ended October 31, 2020 was $9.0 million ($5.7 million, net of tax) and $24.7 million ($17.9 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards.  Time-based stock option awards vest over the requisite service period of the award or to an employee’s retirement eligible date, if earlier. A summary of the Company’s stock option activity for the 39 weeks ended October 30, 2021 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 30, 2021	3,940	$14.87
Granted	478	$31.46
Exercised (1)	(771)	$16.33
Outstanding - October 30, 2021	3,647	$16.74	4.5	$29,226
Vested and expected to vest - October 30, 2021	2,503	$16.59	3.2	$14,678
Exercisable - October 30, 2021 (2)	1,788	$16.28	1.7	$13,345

(1)	Options exercised during the 39 weeks ended October 30, 2021 ranged in price from $8.62 to $21.41.
(2)	Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on October 30, 2021.

Cash received from the exercise of stock options was $13.1 million for the 39 weeks ended October 30, 2021. The actual tax benefit realized from share-based payments totaled $4.3 million for the 39 weeks ended October 30, 2021. There were no stock options exercised during the 39 weeks ended October 31, 2020.

As of October 30, 2021, there was $7.5 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended	39 Weeks Ended
	October 30,	October 31,
Black-Scholes Option Valuation Assumptions	2021	2020
Risk-free interest rate (1)	0.9%	0.3 - 0.6%
Dividend yield	1.6%	3.5 - 6.0%
Volatility factor (2)	50.7%	43.1 - 48.7%
Weighted-average expected term (3)	4.5 years	4.4 years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)	Based on historical volatility of the Company’s common stock.
(3)	Represents the period of time that options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

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

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	October 30, 2021		October 30, 2021
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested - January 30, 2021	3,698	$12.42	1,868	$17.44
Granted	699	$32.47	337	$39.54
Vested	(1,478)	$14.90	(418)	$22.22
Cancelled	(200)	$13.49	(324)	$17.72
Nonvested - October 30, 2021	2,719	$16.15	1,463	$21.10

As of October 30, 2021, there was $30.8 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.9 years. Based on current probable performance, there is $9.3 million of unrecognized compensation expense related to performance-based restricted stock unit awards, which will be recognized as achievement of performance goals is probable over a one- to three-year period.

As of October 30, 2021, the Company had 7.6 million shares available for all equity grants.

10.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 30, 2021 was 25.5% compared to 35.3% for the 13 weeks ended October 31, 2020.  The effective income tax rate for the 39 weeks ended October 30, 2021 was 24.9% compared to the effective tax benefit rate of 26.8% for the 39 weeks ended October 31, 2020. The change in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which impacted the 13 weeks ended October 31, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S. federal corporate income tax rate of 21%, which resulted in a higher rate applicable to the 13 weeks ended October 31, 2020.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 30, 2021.  Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.6 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

12. Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle and Aerie) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Historically, all operating segments were aggregated as permitted by ASC 280 as one reportable segment. In the fourth quarter of Fiscal 2020, we revised our reportable segment structure to have two reportable segments, American Eagle and Aerie.

Our CEO analyzes segment results and allocates resources based on adjusted operating income (loss), which is a non-GAAP measure. Adjusted operating income (loss) is defined as operating income (loss) excluding impairment, restructuring and COVID-19 related charges.  Adjusted operating income (loss) may not be comparable to similarly titled measures of other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results and provides a higher degree of transparency. The following includes a reconciliation from consolidated operating income (loss), the most directly comparable GAAP operating performance measure presented on the Consolidated Financial Statements, to our non-GAAP adjusted operating income (loss) on a consolidated basis.

(in thousands)	American Eagle	Aerie	Corporate(1)	Total(2)
13 weeks ended October 30, 2021
Total net revenue	$940,992	$315,049	$18,037	$1,274,078
Operating income (loss)	$261,225	$52,021	$(103,559)	$209,687

Capital Expenditures	$13,298	$24,867	$20,036	$58,201

13 weeks ended October 31, 2020
Total net revenue	$775,961	$246,748	$8,908	$1,031,617

Operating income (loss)	$155,259	$35,738	$(95,446)	$95,551
Impairment, restructuring, and COVID-19 related charges	—	—	6,955	6,955
Adjusted operating income (loss)	$155,259	$35,738	$(88,491)	$102,506

Capital Expenditures	$10,488	$6,399	$14,302	$31,189

39 weeks ended October 30, 2021
Total net revenue	$2,513,700	$947,851	$41,297	$3,502,848

Operating income (loss)	$611,650	$191,341	$(291,880)	$511,111

Capital Expenditures	$36,093	$48,164	$60,148	$144,405

39 weeks ended October 31, 2020
Total net revenue	$1,791,042	$653,240	$22,537	$2,466,819

Operating income (loss)	$1,113	$47,011	$(323,052)	$(274,928)
Impairment, restructuring, and COVID-19 related charges	90,926	18,215	68,045	177,186
Adjusted operating income (loss)	$92,039	$65,226	$(255,007)	$(97,742)

Capital Expenditures	$25,361	$23,807	$43,423	$92,591

(1)

Corporate includes revenue and operating results of the Todd Snyder and Unsubscribed brands, and AirTerra, which are not material to disclose as separate reportable segments.  Corporate operating costs represents certain costs that are not directly attributable to another reportable segment.

(2)

The difference between Operating income (loss) and Income (loss) before income taxes includes the following items, which are not allocated to our reportable segments:
- For the 13 weeks ended October 30, 2021, interest expense, net of $8.6 million and other (income), net of ($3.1)million. For the 39 weeks ended October 30, 2021, interest expense, net of $26.0 million and other (income), net of ($6.4) million.
- For the 13 weeks ended October 31, 2020, interest expense, net of $7.9 million and other (income), net of ($2.2) million. For the 39 weeks ended October 31, 2020, interest expense, net of $16.6 million and other (income), net of ($0.8) million.

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following table present summarized geographical information:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Total net revenue:
United States	$1,104,441	$898,241	$3,044,407	$2,167,145
Foreign (1)	$169,637	$133,376	$458,441	299,674
Total net revenue	$1,274,078	$1,031,617	$3,502,848	$2,466,819
(1)	Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed and/or shipped to foreign countries, and international license royalty revenue.

13. Impairment, Restructuring and COVID-19 Related Charges

The following table represents impairment, restructuring and COVID-19 related charges for the 13 and 39 weeks ended October 31, 2020.  There were no impairment, restructuring and COVID-19 related charges for the 13 and 39 weeks ended October 30, 2021.  All amounts were recorded within impairment, restructuring and COVID-19 related charges on the Consolidated Statements of Operations.

	13 Weeks Ended	39 Weeks Ended
	October 31,	October 31,
(In thousands)	2020	2020
Impairment charges (1)	$—	$153,617
Incremental COVID-19 related expenses (2)	5,951	19,836
Severance and related employee costs	1,004	3,733
Total impairment, restructuring and COVID-19 related charges	$6,955	$177,186

(1)  During the 39 weeks ended October 31, 2020, the Company recorded asset impairment charges of $153.6 million.  Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment, as well as $18.0 million of impairment charges related to certain cost and equity method investments.

(2)   Incremental COVID-19 related expenses consist of personal protective equipment and supplies for our associates and customers.

A roll-forward of restructuring liabilities recognized in accrued compensation and payroll taxes and other current liabilities and accrued expenses in the Consolidated Balance Sheet is as follows:

39 Weeks Ended
October 30,
(In thousands)	2021
Restructuring liability as of January 30, 2021	$2,812
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments and adjustments	(2,421)

Restructuring liability as of October 30, 2021	$391

14. Subsequent Events

Subsequent to October 30, 2021, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding shares of capital stock of Quiet Logistics, Inc. (“Quiet Logistics”) and certain equity interests in Locus Robotics Corp. and Axlehire, Inc., for $350 million in cash, subject to certain adjustments.  The Company expects to finance the purchase price with cash on hand.  The closing is subject to customary closing conditions and is expected to occur in the fourth quarter of Fiscal 2021.  Quiet Logistics will be a wholly-owned subsidiary of the Company.

Quiet Logistics is a supply chain platform that utilizes state-of-the-art technology and robotics and has provided cost-effective in-market fulfillment services for the Company, as well as for numerous other leading consumer brands.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations for Fiscal 2020, which can be found in our Fiscal 2020 Form 10-K filed with the Securities and Exchange Commission on March 11, 2021.

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

In the fourth quarter of Fiscal 2020, we revised our reportable segment structure to have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on adjusted operating income (loss). See Note 12 to the Consolidated Financial Statements included herein for additional information.

Financial highlights for the thirteen weeks ended October 30, 2021 include comparisons to the third quarter of Fiscal 2020:

•Record revenue of $1.27 billion increased 24%;

•Operating income reached an all-time third quarter high of $210 million;

•Revenue for Aerie increased 28%, with operating income up 46%; and

•American Eagle revenue increased 21%, with operating income up 68%.

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

COVID-19

The ongoing COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, and we continue to see disruptions and volatility in our business caused by the COVID-19 pandemic.

As of October 30, 2021, all our stores have reopened and remain open.  Our stores are operating with restrictive and precautionary measures in place, such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.  We do not believe that our results for the third quarter of Fiscal 2021 are directly comparable to the same period in Fiscal 2020.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we believe that the Company may continue to experience degrees of volatility and business disruptions and remain at risk for periods of closure of our stores, distribution centers, and corporate facilities through the remainder of Fiscal 2021. While trends improved during the first nine months of 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue. Past and future impacts of COVID-19 also have the ability to disrupt the operations of our partners, suppliers, and vendors, which could lead to supply chain disruption, shipping delays, and freight cost increases.  We are monitoring the ongoing developments as the COVID-19 vaccines are being distributed and administered, and we will take further actions that are in the best interests of our associates and customers, as needed.  For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of our Fiscal 2020 Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Overview

Our third quarter Fiscal 2021 results reflected another quarter of record revenue and profitability.  The work on our value creation plan drove meaningful improvements to our profitability through real estate and inventory optimization, omnichannel and customer focus, and our supply chain initiatives.

Additionally, during the 13 and 39 weeks ended October 31, 2020, our consolidated results of operations were materially impacted by the effects of COVID-19.  Commencing in March 2020, we experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19 and government actions to combat it.  In response, we closed our stores to the public after the close of business on March 17, 2020; however, we continued to operate our digital business.  Subsequent to May 1, 2020, we began to reopen our stores, and as of October 31, 2020, nearly all of our stores had reopened; however, we continued to experience reduced customer traffic in reopened store locations.  Accordingly, our results for the third quarter of Fiscal 2020 were significantly impacted.

As of October 30, 2021, we had approximately $740.7 million in cash and cash equivalents, which includes the proceeds from our Notes issuance, discussed in greater detail below and in Note 8 to the Consolidated Financial Statements. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

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

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	55.7	59.8	57.1	71.3
Gross profit	44.3	40.2	42.9	28.7
Selling, general and administrative expenses	24.6	26.5	24.9	27.8
Impairment, restructuring and COVID-19 related charges	—	0.6	—	7.1
Depreciation and amortization expense	3.2	3.8	3.4	4.9
Operating income (loss)	16.5	9.3	14.6	(11.1)
Interest expense, net	0.7	0.8	0.7	0.7
Other (income) expense, net	(0.2)	(0.2)	(0.2)	—
Income (loss) before income taxes	16.0	8.7	14.1	(11.8)
Provision (benefit) for income taxes	4.1	3.1	3.6	(3.2)
Net income (loss)	11.9%	5.6%	10.5%	(8.6)%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Number of stores:
Beginning of period	1,090	1,098	1,078	1,095
Opened	31	10	62	29
Closed	—	(3)	(19)	(19)
End of period	1,121	1,105	1,121	1,105
Total gross square feet at end of period (in '000)	6,924	6,858	6,924	6,858
International licensed/franchise stores at end of period (1)	256	225	256	225
(1)	International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

Our operations consist of 897 American Eagle retail stores, which include 181 Aerie side-by-side locations and 1 OFFLINE side-by-side locations; 216 Aerie stand-alone locations (including 8 OFFLINE stand-alone locations and 5 OFFLINE side-by-side location); and AEO Direct. Additionally, there are three Todd Snyder stand-alone locations and four Unsubscribed locations.

Non-GAAP Information

This results of operations section contains net income (loss) per diluted share presented on an adjusted or non GAAP basis, which is a non-GAAP financial measure (“non-GAAP” or “adjusted”). This financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles (“GAAP”) and is not necessarily comparable to similar measures presented by other companies.  Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements, and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations.  The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	13 Weeks Ended
	October 30,	October 31,
	2021	2020
Net income per diluted share - GAAP Basis	$0.74	$0.32
Add: Incremental COVID-19 related expenses and Restructuring(1)	—	0.02
Add: Convertible Debt(2)	0.02	0.01
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.76	$0.35
(1)

13 weeks ended October 31, 2020: $6.0 million of Incremental COVID-19 related expenses consisting of personal protective equipment and supplies for our associates and customers and $1.0 million of corporate severance.

(2)	Amortization of the non-cash discount on the Notes.

Comparison of the 13 weeks ended October 30, 2021 to the 13 weeks ended October 31, 2020

Total Net Revenue

Total net revenue increased 24%, or $242.5 million, to $1.274 billion compared to $1.032 billion last year.  As discussed above, the COVID-19 pandemic negatively affected our financial results for the 13 weeks ended October 31, 2020; however, all our stores have reopened and we experienced increased store traffic, transactions, and transaction value, driving a 29% increase in store revenue and 10% increase in AEO Direct revenue for the third quarter of Fiscal 2021.

American Eagle

Total net revenue for the 13 weeks ended October 30, 2021 for the American Eagle brand increased 21% to $941.0 million compared to $776.0 million for the 13 weeks ended October 31, 2020.

Aerie

Total net revenue for the 13 weeks ended October 30, 2021 for the Aerie brand increased 28% to $315.0 million compared to $246.7 million for the 13 weeks ended October 31, 2020.

Gross Profit

Gross profit increased $149.7 million to $564.5 million compared to $414.8 million last year.  As a percentage of total net revenue, gross margin increased to 44.3%, compared to 40.2% last year. This quarter’s gross margin reflected higher merchandise margins, primarily due to inventory optimization, higher full-priced sales and markdown improvement, partially offset by higher freight costs related to the global supply chain disruptions.  Additionally, both rent and delivery expense improved, as a percent of total net revenue.

For the 13 weeks ended October 31, 2020, gross margin was significantly impacted by disruptions related to COVID-19, which reflected a reduction in store revenue and higher delivery and distribution center costs primarily due to a strong digital business, partly offset by lower rent expenses.

There was $3.5 million and $4.5 million of share-based payment expense included in gross profit for the 13-week periods ended October 30, 2021 and October 31, 2020, respectively, comprised of both time- and performance-based awards.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 15%, or $40.6 million, to $313.9 million from $273.3 million last year. As a percentage of total net revenue, SG&A expenses decreased 190 basis points to 24.6%, compared to 26.5% last year.

The 13 weeks ended October 30, 2021 reflected increased SG&A expenses primarily related to increased store payroll, as a result of improved store traffic, as well as increased advertising, partially offset by lower incentive compensation.

The 13 weeks ended October 31, 2020 were significantly impacted by disruptions related to COVID-19, resulting in lower operating expenses due to store closures and other cost reductions.

There was $4.4 million and $4.5 million of share-based payment expense included in SG&A expenses for the 13-week periods ended October 30, 2021 and October 31, 2020, respectively, comprised of both time- and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

There were no impairment, restructuring and COVID-19 related charges recorded for the 13 weeks ended October 30, 2021. For the 13 weeks ended October 31, 2020, impairment, restructuring and COVID-19 related charges were $7.0 million, or 0.6% as a percentage of total net revenue. These charges consisted of $6.0 million of incremental COVID-19 related expenses, including personal protective equipment and supplies for our associates and customers and $1.0 million of severance costs.  For further information, refer to Note 13 to the Consolidated Financial Statements.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased 5%, or $2.0 million, to $40.9 million for the 13 weeks ended October 30, 2021, compared to $39.0 million for the 13 weeks ended October 31, 2020.  As a percentage of total net revenue, depreciation and amortization expense was 3.2% for the 13 weeks ended October 30, 2021 compared to 3.8% for the 13 weeks ended October 31, 2020.

Interest Expense, Net

Interest expense, net increased $0.7 million to $8.6 million for the 13 weeks ended October 30, 2021, compared to $7.9 million for the 13 weeks ended October 31, 2020. The increase in expense was primarily attributable to increased interest expense related to our Notes and lower interest income.

Other (Income), Net

Other income, net was $3.1 million for the 13 weeks ended October 30, 2021, compared to $2.2 million for the 13 weeks ended October 31, 2020.  The increase was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 30, 2021 was 25.5% compared to 35.3% for the 13 weeks ended October 31, 2020.

The change in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the enactment of the CARES Act, which impacted the 13 weeks ended October 31, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S. federal corporate income tax rate of 21%, which resulted in a higher rate applicable to the 13 weeks ended October 31, 2020.

Net Income (Loss)

Net income increased $94.1 million to $152.2 million for the 13 weeks ended October 30, 2021, or 11.9% as a percentage of total net revenue, as compared to $58.1 million, or 5.6% as a percentage of total net revenue, for the 13 weeks ended October 31, 2020.

Net income per share increased to $0.74 per diluted share for the 13 weeks ended October 30, 2021, which included $0.02 of amortization of the non-cash discount on the Notes, compared to $0.32 per diluted share, including $0.02 of incremental COVID-19 related expenses and restructuring, and $0.01 of amortization of the non-cash discount on the Notes, for the 13 weeks ended October 31, 2020. The change in net income (loss) was attributable to the factors identified above.

Comparison of the 39 weeks ended October 30, 2021 to the 39 weeks ended October 31, 2020

Total Net Revenue

Total net revenue increased 42%, or $1.036 billion, to $3.503 billion compared to $2.467 billion last year.  The COVID-19 pandemic and the associated closures of our retail stores beginning March 17, 2020 negatively affected our financial results for the 39 weeks ended October 31, 2020.

American Eagle

Total net revenue for the 39 weeks ended October 30, 2021 for the American Eagle brand was $2.514 billion compared to $1.791 billion for the 39 weeks ended October 31, 2020.

Aerie

Total net revenue for the 39 weeks ended October 30, 2021 for the Aerie brand was $947.9 million compared to $653.2 million for the 39 weeks ended October 31, 2020.

Gross Profit

Gross profit increased $794.8 million to $1.503 billion compared to $708.3 million last year.  Our gross margin percentage increased to 42.9% of revenue from 28.7% of revenue last year. The increase in gross margin reflected higher merchandise margins across brands, primarily due to higher full-priced sales and lower promotions, as well as improved rent and delivery expense, as a percent of total net revenue.

The 39 weeks ended October 31, 2020 were significantly impacted by disruptions related to COVID-19, which resulted in a decline in revenue from retail store closures, higher markdowns, and promotions to clear through spring and summer merchandise, and inventory provisions.

There was $11.6 million of share-based payment expense included in gross profit for both of the 39-week periods ended October 30, 2021 and October 31, 2020, comprised of both time- and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses for the 39 weeks ending October 30, 2021 increased 27%, or $187.1 million, to $872.3 million from $685.2 million last year. As a percentage of total net revenue, SG&A expenses decreased 290 basis points to 24.9%, compared to 27.8% last year.

The 39 weeks ended October 30, 2021 reflected increased SG&A expenses primarily related to the reopening of our stores, including increased store payroll and variable selling expenses, as well as increased advertising, services and compensation costs.

The 39 weeks ended October 31, 2020 were significantly impacted by the disruption related to COVID-19, including the impact of lower store salaries from furloughs that took effect in early April 2020 related to the retail store closures.

There was $17.8 million and $13.0 million of share-based payment expense included in SG&A expenses for the periods ended October 30, 2021 and October 31, 2020, respectively, comprised of both time- and performance-based awards.

Impairment, Restructuring and COVID-19 Related Charges

There were no impairment, restructuring and COVID-19 related charges recorded for the 39 weeks ended October 30, 2021. Impairment, restructuring and COVID-19 related charges were $177.2 million, or 7.1% as a percentage of total net revenue, for the 39 weeks ended October 31, 2020. During the 39 weeks ended October 31, 2020, the Company recorded asset impairment charges of $153.6 million.  Included in this amount are retail store impairment charges of $109.6 million, of which $84.1 million relates to operating lease ROU assets and $25.5 million relates to store property and equipment (fixtures and equipment and leasehold improvements).  We also recorded $26.0 million of impairment related charges to certain corporate property and equipment, as well as $18.0 million of impairment charges related to certain cost and equity method investments. Additionally, there was $19.8 million of incremental COVID-19 related expenses and $3.7 million of severance costs. For further information, refer to Note 13 to the Consolidated Financial Statements.

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 1%, or $1.1 million, to $119.7 million for the 39 weeks ended October 30, 2021, compared to $120.8 million for the 39 weeks ended October 31, 2020.  As a percentage of total net revenue, depreciation and amortization expense was 3.4% for the 39 weeks ended October 30, 2021 compared to 4.9% for the 39 weeks ended October 31, 2020. The decrease in expense was primarily attributable to asset impairment recorded in Fiscal 2020.

Interest Expense, Net

Interest expense, net increased $9.4 million to $26.0 million for the 39 weeks ended October 30, 2021, compared to $16.6 million for the 39 weeks ended October 31, 2020. The increase in expense was primarily attributable to increased interest expense related to our Notes and lower interest income, partially offset by no interest expense incurred for borrowings on our revolving credit facilities during the 39 weeks ended October 30, 2021.

Other (Income), Net

Other income, net was $6.4 million for the 39 weeks ended October 30, 2021. Other income, net was $0.8 million for the 39 weeks ended October 31, 2020.  The increase was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 39 weeks ended October 30, 2021 was 24.9% compared to the effective tax benefit rate of 26.8% for the 39 weeks ended October 31, 2020.

The change in the effective tax rate, as compared to the prior period, is primarily due to benefits recognized as a result of the enactment of the CARES Act, which impacted the 39 weeks ended October 31, 2020.  The CARES Act allowed net operating losses generated within tax year 2020 to be carried back to periods in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S. federal corporate income tax rate of 21%, which resulted in a higher benefit rate applicable to the 39 weeks ended October 31, 2020.  The effective tax rate for the 39 weeks ended October 30, 2021 was also impacted by higher excess tax benefits on share-based payments.

Net Income (Loss)

Net income increased $582.0 million to $369.2 million for the 39 weeks ended October 30, 2021, or 10.5% as a percentage of total net revenue, as compared to a net loss of $212.8 million, or (8.6%) as a percentage of total net revenue, for the 39 weeks ended October 31, 2020. The change in net income (loss) was attributable to the factors identified above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Through these agreements, a series of franchised, licensed, or other brand-dedicated American Eagle stores have opened and will continue to open in Asia, Europe, India, Latin America, and the Middle East. These agreements do not involve a significant capital investment or operational involvement from us.  We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally.  As of October 30, 2021, we had 256 stores operated by our third-party operators in 30 countries. International third-party operated stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 30, 2021, we had 96 Company-owned stores in Canada, 58 in Mexico, 12 in Hong Kong, and 7 in Puerto Rico.

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

As of October 30, 2021, we held certain assets that are required to be measured at fair value on a recurring basis.  These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of:

	Fair Value Measurements at October 30, 2021
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$364,769	$364,769	$—	$—
Interest bearing deposits	375,899	375,899	—	—
Total cash and cash equivalents	$740,668	$740,668	—	—

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

As of October 30, 2021, we had approximately $740.7 million in cash and cash equivalents, which includes the proceeds from the Notes. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity. Subsequent to October 30, 2021, we entered into an agreement to acquire Quiet Logistics, Inc. and strategic equity investments for $350 million in cash, subject to certain adjustments.  This transaction is expected to close in the fourth quarter of Fiscal 2021.  Refer to Note 14 to the Consolidated Financial Statements for information regarding the subsequent event.

The following sets forth certain measures of our liquidity:

	October 30,	January 30,	October 31,
	2021	2021	2020
Working Capital (in thousands)	$905,958	$664,161	$613,450
Current Ratio	2.04	1.77	1.69

Working capital increased $241.8 million compared to January 30, 2021 and $292.5 million compared to October 31, 2020. The $292.5 million increase in our working capital, compared to October 31, 2020, is driven by a $179.8 million increase in inventory, a $103.9 million increase in accounts receivable, a $48.3 million increase in cash and short-term investments, a $46.6 million decrease in current operating lease liabilities, and a $22.8 million decrease due to dividends payable, offset by a $64.3 million decrease in prepaid expenses, a $18.1 million increase in accrued income and other taxes, and a $10.0 million increase in accounts payable.

Cash Flows provided by (used for) Operating Activities

Net cash provided by operating activities totaled $133.7 million for the 39 weeks ended October 30, 2021, compared to net cash used for operating activities of $10.4 million for the 39 weeks ended October 31, 2020. For the 39 weeks ended October 30, 2021, our major source of cash from operations was merchandise sales and our primary outflow was for the payment of operational costs. For the period ended October 31, 2020, our major source of cash from operations was merchandise sales and our primary outflow of cash for operations was for the payment of operational costs.

Cash Flows used for Investing Activities

Net cash used for investing activities totaled $148.8 million for the weeks ended October 30, 2021, compared to net cash used for investing activities of $38.1 million for the 39 weeks ended October 31, 2020.  Investing activities for the 39 weeks ended October 30, 2021 primarily consisted of $144.4 million of capital expenditures for property and equipment. Investing activities for 39 the weeks ended October 31, 2020 primarily included $92.6 million of capital expenditures for property and equipment, offset by $55.0 million of net short-term investment sales.

Cash Flows (used for) provided by Financing Activities

Net cash used for financing activities totaled $94.8 million for the weeks ended October 30, 2021, compared to net cash provided by financing activities of $379.9 million for the 39 weeks ended October 31, 2020.  Cash used for financing activities for the 39 weeks ended October 30, 2021 consisted primarily of $83.6 million for cash dividends paid at quarterly rates of $0.1375 for the 13 weeks ended May 2, 2021 and $0.18 for the 13 weeks ended July 31, 2021 and October 30, 2021, and $24.0 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $13.1 million of proceeds from stock option exercises.

Cash provided by financing activities for the 39 weeks ended October 31, 2020 consisted primarily of $406.1 million of net proceeds from the issuance of convertible senior notes.  This was partially offset by $20.0 million used for purchases of 1.7 million shares of common stock under publicly-announced programs in early March 2020, and $5.4 million for the repurchase of common stock from employees for the payment of taxes in connection with the vesting of share-based payments.

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

As of October 30, 2021, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of October 30, 2021.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 30, 2021 were $144.4 million, and included $78.6 million related to investments in our stores, including 61 new AEO stores (14 American Eagle stores, 43 Aerie stand-alone stores (including 4 OFFLINE stores), three Unsubscribed stores and one Todd Snyder store), 13 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($46.0 million), e-commerce ($10.6 million), and other home office projects ($9.2 million).

For Fiscal 2021, we expect capital expenditures to be in the range of $250 million to $275 million related to the continued support of our expansion efforts, investments in our stores, information technology upgrades to support growth, and investments in e-commerce. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

Stock Repurchases

During Fiscal 2019, our Board authorized the repurchase of 30.0 million shares of common stock under a new share repurchase program, which expires on February 3, 2024, bringing our total share repurchases authorization to 30.0 million shares.

In Fiscal 2020, to preserve cash liquidity in response to the uncertainty created by COVID-19, the Company suspended its publicly-announced share repurchase program. The Company unsuspended its share repurchase program at the beginning of Fiscal 2021, but did not repurchase any shares under this program during the 39 weeks ended October 30, 2021. In early 2020, prior to the suspension of our share repurchase program, we repurchased 1.7 million shares for $20.0 million, at a weighted average price of $11.63 per share.

During the 39 weeks ended October 30, 2021 and October 31, 2020, we repurchased approximately 0.8 million and 0.4 million shares, respectively, from certain employees at market prices totaling $24.0 million and $5.4 million, respectively.  These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans. The aforementioned repurchased shares have been recorded at cost in treasury stock in the Consolidated Balance Sheet.

Dividends

During the 13 weeks ended July 31, 2021, our Board of Directors (“Board”) raised our annual dividend rate from $0.55 per share ($0.1375 per share on a quarterly basis) to $0.72 per share ($0.18 per share on a quarterly basis), a 31% increase.  Additionally, our Board declared a quarterly cash dividend of $0.18 per share on September 9, 2021, which was paid on October 22, 2021.

Subsequent to the third quarter of Fiscal 2021, our Board declared a $0.18 per share dividend, payable on December 29, 2021, to the stockholders of record at the close of business on December 10, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized loss of $2.2 million and an unrealized gain of $1.7 million is included in other comprehensive (loss) income during the 13 and 39 weeks ended October 30, 2021, respectively. Our market risk profile as January 30, 2021 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2020 Form 10-K, which is unchanged as of October 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 30, 2021, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations.  As of the date hereof, we believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.  Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.  Applying this threshold, there are no environmental matters to disclose for this period.

Refer to Note 11 to the Consolidated Financial Statements included herein for additional information.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part 1, Item 1A of our Fiscal 2020 Form 10-K.  Except as set forth below, there have been no material changes to our risk factors as disclosed in the Fiscal 2020 Form 10-K and in our subsequent filings with the SEC.

Vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, financial conditions, results of operations, and prospects.

On September 9, 2021, President Biden announced a proposed new rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“ETS”) regulation to carry out this mandate. On November 6, 2021, the Unites States Court of Appeals for the Fifth Circuit granted a stay of the ETS, and on November 12, 2021 the Court upheld its stay and barred OSHA from enforcing the mandate “pending adequate judicial review” of a motion for permanent injunction. As a result, OSHA has suspended activities related to the implementation and enforcement of the ETS pending future developments. At this time, it remains unclear whether the ETS will go into effect, and if it does, whether it will apply to all employees or only to employees who work in the office, as well as how compliance will be documented.

As a company with over 35,000 employees globally, it is anticipated that, should the ETS or similar regulations go into effect, we would be subject to COVID-19 vaccination and/or testing mandates. Should the mandates apply to us, we may be required to implement a requirement that all of our employees get vaccinated or be frequently tested, subject to limited exceptions. At this time, it is not possible to predict the impact that a vaccine and testing mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in disruptions to our retail store operations, distribution operations, employee attrition and increased labor costs, which could materially and adversely affect our business and results of operations.

Although we cannot predict with certainty the impact that the vaccine mandate and any other related measures will have on our workforce and operations, these requirements and any future requirements may result in attrition and impede our ability to recruit and retain our workforce. These measures also may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 30, 2021.

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 1, 2021 through August 28, 2021)	170,770	$34.46	—	30,000,000
Month #2 (August 29, 2021 through October 2, 2021)	9,527	$26.30	—	30,000,000
Month #3 (October 3, 2021 through October 30, 2021)	12,580	$24.89	—	30,000,000
Total	192,877	$33.43	—	30,000,000
(1)

There were no shares repurchased as part of our publicly-announced share repurchase program during the 13 weeks ended October 30, 2021 and there were 0.2 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.

(2)	Average price paid per share excludes any broker commissions paid.
(3)	During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024.

ITEM 6. EXHIBITS.

2.1

Stock Purchase Agreement, dated November 1, 2021, by and among The Original Real Co., Quiet Holdings, LLC, Quiet Global Holdings, LLC, Quiet Logistics, Inc. and, solely for the purposes of guaranteeing certain obligations of Buyer, American Eagle Outfitters, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-33338), filed with the SEC on November 3, 2021).

10.1^*	Letter Agreement with Marisa Baldwin dated August 27, 2021
10.2^*	Change in Control Agreement between American Eagle Outfitters, Inc. and Marisa Baldwin, dated August 27, 2021
10.3^*	Form of 2021 Confidentiality, Non-Competition and Intellectual Property Agreement
* 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* 31.2	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended October 30, 2021, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of October 30, 2021, January 30, 2021 and October 31, 2020, (ii) Consolidated Statements of Operations for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020, (iii) Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020, and (v) Consolidated Statements of Cash Flows for the 39 weeks ended October 30, 2021 and October 31, 2020

* 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in inline XBRL

^	Management contract or compensatory plan or arrangement.
*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 23, 2021

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)