Form 10-K
period 2022-01-29
AMERICAN EAGLE OUTFITTERS INC
filed 2022-03-14
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2021 was $5,276,744,054.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 168,842,420 Common Shares were outstanding at March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated into Part III herein.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act”) that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately 20 to 30 American Eagle stores and approximately 40 Aerie locations, including approximately 40 OFFLINE stores, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2022;
•
the anticipated selection of approximately 20 to 30 American Eagle and Aerie stores in the U.S. and Canada for remodeling during Fiscal 2022;
•
the potential closure of approximately 30 to 50 American Eagle stores at the expiration of their lease term, primarily in North America, during Fiscal 2022;
•
the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•
our plans to transform our supply chain platform;
•
our ability to integrate acquisitions, and our ability to achieve expected results from our integrations;
•
the success of our business priorities and strategies;
•
the continued validity of our trademarks;
•
our performance during the year-end holiday selling season;
•
the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•
the payment of a dividend in future periods;
•
our ability to access the debt markets at terms or interest rates that are attractive;
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
•
the possibility of changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; and
•
the possibility that we may be required to take additional impairment or other restructuring charges.

Our forward-looking statements surrounding the novel strain of coronavirus ("COVID-19") include, but are not limited to statements about:

•
the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income and freedom of movement;
•
the currently unknown duration of the COVID-19 pandemic, including a potential resurgence in the first quarter of Fiscal 2022 or beyond;
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
•
the deterioration of economic conditions in the U.S., which could have an impact on discretionary consumer spending;
•
the ability of our distribution centers to maintain adequate staffing to meet increased customer demand;
•
the possibility of temporary furloughs of store, field, and corporate associates surrounded by store closures;
•
the reduction of operating expenses; and
•
the uncertainties surrounding whether currently open stores will remain open.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. Potential risk factors include the risk factors discussed under the heading “Risk Factors” under Part I, Item 1A of this Annual Report. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I

Item 1. Business.

Company Overview

American Eagle Outfitters, Inc. (the “Company,” "AEO," “we,” and “our”) is a leading global specialty retailer. We operate and license over 1,300 retail stores worldwide and are online at www.ae.com and www.aerie.com in the U.S. and internationally. Our brands are connected under the core tenet of REAL, which is inclusive, optimistic, empowering and celebrates self-expression. Our purpose is to show the world that there's REAL power in the optimism of youth.

We offer a broad assortment of high quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the American Eagle brand, and intimates, apparel, active wear, and swim collections under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East.

We also operate Todd Snyder New York (“Todd Snyder”), a premium menswear brand, and Unsubscribed, a new brand with a focus on consciously-made, slow fashion.

In Fiscal 2021, we acquired AirTerra, Inc. ("AirTerra") and Quiet Logistics, Inc. ("Quiet Logistics"), which together form the foundation of our "Supply Chain Platform". Quiet Logistics is a leading logistics company that operates a network of in-market fulfillment centers in Boston, Chicago, Los Angeles, Dallas, St. Louis and Jacksonville, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options to customers and stores. AirTerra is a logistics and supply chain platform that solves ecommerce fulfillment and shipping challenges in a unique and innovative way for retailers and brands of all sizes. Both acquisitions represent an important step in building our supply chain platform, as part of our ongoing supply chain transformation strategy of leveraging scale and innovation to help us manage costs and improve service. See Note 3, "Acquisitions," of the Notes to the Consolidated Financial Statements included herein for additional information.

Operating Segments

The Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and our Supply Chain Platform have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure they have been included in the Corporate and Other category. See Note 16. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2022" refers to the 52-week period that will end on January 28, 2023. “Fiscal 2021” refers to the 52-week period ended January 29, 2022, “Fiscal 2020” refers to the 52-week period ended January 30, 2021, and “Fiscal 2019” refers to the 52-week period ended February 1, 2020.

Brands

American Eagle

American Eagle is an American brand rooted in our denim heritage and passionate about providing the highest-quality products. Since 1977, American Eagle has offered an assortment of specialty apparel and accessories for women and men that enables self-expression and empowers our customers to celebrate their individuality. The American Eagle brand has broadened its leadership in jeans by producing innovative fabric with options for all styles and fits at a value. We are not just passionate about making great clothing; we are passionate about making real connections with the people who wear them.

As of January 29, 2022, we operated 880 AE stores. We offer American Eagle products online at www.ae.com.

Aerie

Aerie is a lifestyle brand offering intimates, apparel, active wear, and swim collections. With the #AerieREAL™ movement, Aerie celebrates its community by advocating for body positivity and the empowerment of all women. Aerie believes in inspiring customers to love their real selves, inside and out.

OFFLINE™ by Aerie is a sub-brand offering a complete collection of activewear and accessories built for REAL movement and REAL comfort.

As of January 29, 2022, we operated 244 Aerie brand stand-alone stores, inclusive of 20 OFFLINE™ stand-alone stores and 12 OFFLINE™ side-by-side stores connected to an Aerie brand location. We also operated 183 Aerie side-by-side stores connected to an AE brand location and two OFFLINE™ side-by-side stores connected to an AE brand location. In addition, Aerie brand merchandise is sold online at www.aerie.com and certain items are sold in AE brand stores.

Todd Snyder New York

Todd Snyder New York is a premium menswear brand. The Todd Snyder collections are informed by heritage yet updated for today, with an emphasis on versatility and comfort. As of January 29, 2022, we operated five Todd Snyder stores. We offer Todd Snyder products online at www.ToddSnyder.com.

Unsubscribed

Unsubscribed is a brand with a focus on consciously-made slow fashion. As of January 29, 2022, we operated four Unsubscribed stores. We offer Unsubscribed products online at www.unsubscribed.com.

Key Business Priorities & Strategy

We are focused on our “Real Power. Real Growth.” value creation plan to achieve our long-term financial outlook. To achieve our goals, AEO has the following strategic priorities:

o
Fueling Aerie to $2 billion in revenue; and
o
Driving sustained profitable growth for American Eagle.

As part of the plan, the Company will leverage customer-focused capabilities and continue to strengthen its return on investment ("ROI") discipline, while building on the power of AEO’s people, culture and purpose.

Real Estate

We ended Fiscal 2021 with 1,133 Company-owned stores and 248 licensed store locations. Our AE brand stores average approximately 6,800 gross square feet and approximately 5,400 on a selling square foot basis. Our Aerie brand stand-alone stores, inclusive of OFFLINE™ stand-alone stores, average approximately 3,900 gross square feet and approximately 3,100 on a selling square foot basis. The gross square footage of our Company-owned stores increased by 3.5% to 6.9 million during Fiscal 2021.

COVID-19

Impacts related to the ongoing COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced and may continue to experience significant disruptions to our business due to the COVID-19 pandemic and the related suggested and mandated social distancing and shelter-in-place orders, which initially resulted in the temporary closure of all our stores and furlough of our associates during the first half of Fiscal 2020. During Fiscal 2021 and Fiscal 2020, while stores were impacted by negative mall traffic, we focused on our omni-channel capabilities. As of January 29, 2022, all of our stores have reopened and remain open, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, Part I, Item 1A Risk Factors, and Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers, and street locations in the U.S., Canada, Mexico, and Hong Kong.

Refer to Note 17. “Impairment, Restructuring and COVID-19 Related Charges,” to the Consolidated Financial Statements included in this Annual Report for additional information regarding impairment and restructuring charges related to our Company-owned stores.

The following table provides the number of our Company-owned stores in operation as of January 29, 2022 and January 30, 2021.

	January 29,	January 30,
	2022	2021
AE Brand:
United States	741	773
Canada	78	76
Mexico	48	43
Hong Kong	13	9
Total AE Brand (1)	880	901
Aerie Brand:
United States	206	155
Canada	22	17
Mexico	14	2
Hong Kong	2	—
Total Aerie Brand (2)	244	174
Todd Snyder	5	2
Unsubscribed	4	1
Total Consolidated	1,133	1,078
(1)
Includes 183 Aerie side-by-side stores and two OFFLINE™ side-by-side stores connected to an AE brand location
(2)
Includes 20 OFFLINE™ stand-alone stores and 12 OFFLINE™ side-by-side stores connected to an Aerie brand location

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2021	1,078	103	(48)	1,133
2020	1,095	40	(57)	1,078
2019	1,055	66	(26)	1,095
2018	1,047	29	(21)	1,055
2017	1,050	31	(34)	1,047

Licensed Operations

Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of January 29, 2022, our international licensing partners operated in 248 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in 25 countries.

We plan to continue to increase the number of locations under license agreements or similar arrangements as part of our disciplined approach to global expansion.

AEO Direct

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, www.toddsnyder.com, www.unsubscribed.com, and our AEO apps, both domestically and internationally in 81 countries. We also sell merchandise on various international online marketplaces. The digital channels reinforce each particular brand platform and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience. Our U.S. and Canadian distribution centers and our Quiet Logistics regional distribution centers are fully omni-channel and service both stores and digital businesses. We offer the ability for customers to return products seamlessly via any channel regardless of where it was originally purchased. We also offer a variety of channels to fulfill customer orders. These include “ship to home,” which can be fulfilled either through our distribution center or our store sites (buy online, ship from stores) when purchased online or through our app; “store pick-up”, which consists of online orders being fulfilled either in store or curbside, and “store-to-door” where customers order within our store, and the goods are shipped directly to their home.

Customer Loyalty Program

Real Rewards by American Eagle and Aerie™ (the “Program”) is a highly-digitized loyalty program that launched in June 2020. The Program features a variety of benefits for loyalty members and credit card members.

Real Rewards by American Eagle and Aerie™ highlights include:

•
Faster earn rates which equal more rewards;
•
Exclusive access to member promotions, discounts, and experiences;
•
Free shipping perks; and
•
Special card member discounts and tier benefits.

Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn dollar rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2021, we purchased substantially all of our merchandise from non-North American suppliers. We sourced merchandise through approximately 260 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

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

Inventory and Distribution

Merchandise is shipped directly from our vendors, and deconsolidated through trans loaders to our Company-owned distribution centers in Hazleton, Pennsylvania and Ottawa, Kansas, our six Quiet Logistics regional distribution centers strategically located throughout the U.S., or our Canadian distribution center in Mississauga, Ontario. Additionally, product is shipped directly to stores, which reduces transit times and lowers operating costs. We contract with third-party distribution centers in Mexico and Hong Kong to service our Company-owned stores and e-commerce operations in those regions.

During Fiscal 2021, we competed inventory optimization initiatives, reflecting reductions in AE, streamlining of assortments, and increasing alignment with sales plans. Aerie inventory increased during the year in line with customer demand.

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

Our licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations that could reasonably be expected to have a material adverse effect on our consolidated business or operating results.

Human Capital Management

Our people come first. As of January 29, 2022, we employed approximately 40,800 associates throughout the world, of whom approximately 33,600 were part-time or seasonal associates. We employed 34,900 associates in the U.S., of whom approximately 28,800 were part-time or seasonal associates.

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

To evaluate our REAL culture, we look holistically at all the beliefs, values and behaviors that reflect how our best work is done. We aim to ensure there is alignment between what is espoused and what is practiced. Our consistently strong internal employee satisfaction scores, corporate exit survey data, and external Glassdoor ratings demonstrate the achievement of this goal.

Our culture model is composed of Listening, Observing, Supporting, and Informing:

•
Listening to our associates, customers and candidates through reviews of culture surveys, exit surveys, Glassdoor reporting, LinkedIn responses, and hotline reporting; we also conduct open door engagement, Company-wide town halls, and roundtables on a periodic basis.
•
Observing who we are and what our associates are doing by regularly reviewing our demographic data and retention rates.
•
Supporting a positive Company culture through programs and processes for eligible associates that promote our strong values and address leadership development opportunities, work-life integration, well-being initiatives, fair pay initiatives, family support, and inclusion and diversity programs.
•
Informing and clearly communicating our values, modeling the behaviors we expect, and providing training and feedback.

Our Board of Directors (our “Board”) plays an important role in the oversight of our talent and culture and devotes time each quarter to receiving updates from senior management on employee engagement, turnover and retention rates, inclusion and diversity, talent development, leadership, and succession planning initiatives.

During Fiscal 2021, we included inclusion and diversity and health and safety objectives in our corporate annual incentive compensation goals, reinforcing the Company’s corporate social responsibility priorities.

TALENT MANAGEMENT PROGRAMS

We utilize an integrated set of talent management tools and programs, rooted in our values, that thread through the entire talent lifecycle. Consistent talent reviews, performance evaluations, equitable pay practices and succession planning have contributed to a full-time voluntary turnover rate, including our store associates, of approximately 30% for Fiscal 2021, which is consistent with our retail peer group and compares to a 25% five year Company average. Associate development is supported through numerous programs, including AEO Academy, an online training platform that provides eligible associates with continuous learning opportunities. AEO Academy has over 1,000 modules, which aggregate were completed over 1.1 million times during Fiscal 2021, with a total of 8.9 million views on the platform since it was launched in late Fiscal 2019. Our focus on associate development led to a full-time promotion rate of approximately 28% for Fiscal 2021 and compares to a 23% five year Company average.

INCLUSION, DIVERSITY, EQUITY & ACCESS

At AEO, we believe our success is the result of our focus on being an inclusive, diverse, equitable and accessible Company. It is about more than simply bringing together people who are different; it is about celebrating what makes us REAL.

In January 2022, we officially transitioned from Inclusion & Diversity (I&D) to Inclusion, Diversity, Equity & Access (“IDEA”). The transition to IDEA more accurately reflects the breadth of our priorities but also will drive our strategies moving forward. The transition will help to ensure all of our actions are viewed through a lens that prioritizes fairness in policies, practices, opportunities, and outcomes. Additionally, we will promote access by identifying and removing barriers (both physical and non-physical) that may impede our stakeholders from participating in, and realizing, all that AEO has to offer. Our values are at the center of every decision, product, and interaction. This means making sure that all people are respected and feel that being their authentic selves will not be a barrier to personal or professional fulfillment and growth.

We are a global company with people from many different backgrounds. In the U.S. alone, as of January 29, 2022, approximately 43% of our associates self-identified as people of color (“POC”). Specifically, our U.S. population is approximately 55% White, 25% Hispanic, 9% Black, 4% Asian, 1% American Indian or Native Hawaiian, 4% two or more races or other, and 2% not reported. Globally, 79% of our associates self-identified as women.

These numbers reflect a year-over-year increase of 3% in the representation of POC across the organization. These gains were achieved through increased rates of POC hiring in each of the Company’s business units (Corporate, Stores and Distribution Centers), with respective increases of 4%, 3% and 3%.

We have three IDEA Pillars. Our newest pillar is Community. It represents an evolution from our previous pillar of culture.

Hiring. AEO believes that a diverse workforce makes us stronger as an organization. We are focused on increasing candidate diversity in our recruiting process through implementation and execution of policies, processes, practices and strategies focused on inclusion, equity, and accessibility.

Community. Our associates have the freedom to be themselves, uniquely helping to create a vibrant community. We believe that AEO is a place where our people are excited to come to work, believe in the work that they do, feel valued, and are appreciated for their contributions. At AEO we also know we not only have the power to touch lives within our Company but also can make a lasting impact in the communities in which we operate. We know that living our values of People, Innovation, Passion, Integrity and Teamwork will allow us to enrich our internal and external communities and sustain our inclusive culture.

Development. We believe in the power of equipping our leaders and our associates with the necessary resources to create and maintain an inclusive workplace, while aiming to advance the careers of associates from historically marginalized groups.

During Fiscal 2021, in addition to increasing the representation of POC throughout the organization, we believe that we made significant progress on our IDEA initiatives at AEO, including:

•
The announcement of our inaugural class of 15 recipients of the REAL Change Scholarship for Social Justice, a scholarship program supported by an investment of $5 million, providing annual full scholarships to 15 associates who are who are actively driving anti-racism, equality and social justice initiatives;
•
Completion of the first company Inclusion & Diversity survey and focus groups which provided important qualitative data regarding inclusive culture and belonging. The survey established benchmarks for future measurement of progress;
•
Expansion of our listening efforts across all three business segments by extending our annual Culture Survey to all associates, including our hourly DC and Store populations for the first time;
•
The launch of an interactive and data-driven IDEA training platform;
•
Mandatory training for all leaders and for select departments on topics to promote a more inclusive workforce (e.g., courses on inclusive leadership, unconscious bias, micro-aggression, and cultural appropriation)
•
The establishment of both internal and external mentorship programs, and
•
The introduction of an Inclusive Language Guide as a resource for associates.

TOTAL REWARDS

Our compensation programs are designed to attract and retain highly skilled, performance-oriented associates who live our brands and embody the spirit of authenticity and innovation we cultivate. We focus on delivering simple, straightforward compensation programs that our associates can easily understand. Ensuring that our teams are rewarded for delivering results is a key priority.

We strive to make compensation decisions that are fair and equitable, consistently evaluating compensation through both an internal and external lens. We focus on internal pay equity and conduct regular benchmarking to ensure competitiveness to the external market.

Our compensation programs are composed of three key elements:

•
Competitive base pay rates, which are aligned to specific roles and skills, local market rates, and relevant experience;
•
Incentive bonuses for full-time associates, which are structured to deliver financial rewards for the delivery of monthly, quarterly, or annual results; and
•
Annual stock awards for over 400 leaders and key individual contributors throughout areas of the business, including the senior management team, which provide a commonality of interest between our leaders and shareholders.

We recognize that benefits are highly personal, and we offer a broad suite of offerings to our workforce, recognizing the varied needs and priorities of our associates. Our full-time associates have access to a variety of medical, dental and vision plan offerings, ensuring they can select plans that satisfy their individual and family needs. In the U.S., our largest market, we also offer the following benefits to our workforce:

•
All associates are eligible for the following benefits: health and holistic well-being programs that support the physical, emotional, social and financial pillars of well-being. Benefit programs include: robust well-being programs and incentives promoting an active and healthy lifestyle; innovative student loan debt benefits; financial well-being tools and guidance; gym/online fitness discount program; discounts on AEO merchandise; and a voluntary benefit and discount platform which offers competitive rates for auto insurance, home/renters insurance, legal services, identity theft services, pet insurance and more. Upon eligibility, Associates can participate in AEO’s Employee Stock Purchase Plan and 401(k) plans.
•
Associates that are eligible for AEO’s medical insurance programs: Full-time associates with 30 days of service, or part-time associates with an average of 30 hours or more (per ACA’s required initial or standard measurement period) are eligible to enroll in medical insurance. Enhanced benefits offered with medical insurance include: behavioral telehealth and medical telemedicine to ensure consistent access to convenient care; a wide selection of behavioral health programs to support mental health; fertility management benefits for our associates who are focused on expanding their families; digital management programs for chronic conditions and digital physical therapy; prescription drug savings programs; access to second opinions; surgical and medical decision support; and claims advocacy; and
•
For all full-time associates: 10 free, confidential in-person or telephonic sessions per issue through the Employee Assistance Program; paid time off; life insurance, short-term and long-term disability insurance; well-being programs, inclusive of access to health coaches and lifestyle programs to assist with managing chronic conditions, nutrition, smoking cessation and weight loss; flexible spending accounts; benefits to support parents of children with disabilities and/or challenges brought forth by the pandemic; mobile apps for fertility, maternity, and parenting; support for nursing mothers on business travel; and additional caregiver programs.

In light of the COVID-19 pandemic, in 2020 we introduced additional caregiver benefits to support those working at home and/or trying to support children attending school virtually by providing access to subsidized back-up care, which has continued into 2021.

HEALTH AND SAFETY

The health and safety of our workforce and customers is critical to our culture and business. Our response to the COVID-19 pandemic was immediate and deliberate. We continue to put our people first and implemented the following health and safety measures to care for our associates, customers and partners:

In 2020, we instituted comprehensive safety protocols across our operations, including the procurement of masks and personal protective equipment (“PPE”) for all teams, the hiring of an AEO medical consultant, physical construction to enable social distancing mandates, temperature check stations, installing ultraviolet lighting and air filtration systems in the distribution centers, new breakroom and cafeteria protocols, the creation of training and videos to explain new safety measures and expectations, and on-site nurses. We have kept our safety protocols in place through 2021, while also expanding our health care and testing capabilities for our associates.

AEO opened three new AEO Real Care Health Centers in 2021, giving us a total of four health centers located in two corporate offices and both U.S. based distribution centers. Each center has an onsite registered nurse, offering non-acute medical services to all AEO associates working at these locations. Associates do not have to be enrolled in AEO’s medical plans to receive care and most services are covered at no cost or capped at a modest copay. During the pandemic, we partnered with the local health systems where our distribution centers are located. Representatives from local hospitals came onsite to hold sessions with AEO associates, providing education on COVID-19 vaccines and answering questions that we surfaced from multiple associate surveys. Several vaccination clinics were also offered onsite at one of our distribution centers, in an effort to eliminate access barriers for our associates.

Further, throughout 2021, we have maintained the comprehensive global store playbook that we started in 2020, to ensure our stores are following the most recent safety measures (inclusive of customer safety, managing capacity restrictions, reduced operating hours, curbside pickup, and touchless checkout); We have implemented Vaccine/Testing plans, a Face Covering Policy and revised our Exposure Control Plans.

Finally, during Fiscal 2021, we donated approximately 40 million disposable masks to our communities as well as supporting our associates through the continuation of our Covid-19 Associate Relief Fund.

Competition

The global retail apparel industry is highly competitive both in stores and online. We compete with various local, national, and global apparel retailers, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection, and price.

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE®, AEO®, LIVE YOUR LIFE®, AERIE®, and various eagle designs with the United States Patent and Trademark Office. We also have registered or have applied to register substantially all of these trademarks with the registries of the foreign countries in which our stores and/or manufacturers are located and/or where our product is shipped.

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AEO®, LIVE YOUR LIFE®, AERIE®, and various eagle designs with the Canadian Intellectual Property Office. In addition, we have acquired rights in AETM for clothing products and registered AE® in connection with certain non-clothing products.

In the U.S. and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including TODD SNYDER®, TAILGATE®, UNSUBSCRIBED®, OFFLINE BY AERIE™, AE77™, AIRTERRA™, QUIET LOGISTICS®, and our pocket stitch designs.

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

Information about our Executive Officers

Marisa A. Baldwin, age 51, has served as our Chief Human Resources Officer since September 2021. Prior to joining us, Ms. Baldwin served as Chief Human Resources Officer at Ascena Retail Group/ANN Inc. from November 2019 to May 2021; as Senior Vice President, Human Resources & Corporate Communications (ANN INC.) from 2015 to 2019; and as Vice President, Human Resources, ANN INC. from 2011 to 2015. Prior thereto, Ms. Baldwin served in human resources leadership roles focused on the growth and expansion of Starbucks Corporation and building a culture of inclusion at Diageo North America Inc.

Jennifer M. Foyle, age 55, has served as our President, Executive Creative Officer – AE and Aerie since June 2021 and as Chief Creative Officer, AEO Inc. and Global Brand President – Aerie from September 2020 to June 2021. Prior thereto she served as our Global Brand President - Aerie since 2015. Ms. Foyle served as Executive Vice President, Chief Merchandising Officer - Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014. Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she was the Chief Merchandising Officer at J. Crew Group, Inc., from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 to 2003 and held various roles at Bloomingdales from 1988 to 1999.

Michael A. Mathias, age 47, has served as our Executive Vice President and Chief Financial Officer since April 2020. Prior thereto, he served as Senior Vice President, Financial Planning & Analysis from October 2017 to April 2020, and in various key financial and operational roles since joining us in 1998 through 2014. From 2016 to 2017, Mr. Mathias served as Vice President, Financial Planning and Strategy at General Nutrition Centers, Inc. From 2014 to 2016, he served as President and Managing Partner of SY Ventures.

Andrew J. McLean, age 53, has served as our Executive Vice President, Chief Commercial Officer since April 2017. His responsibilities include oversight of our global retail operations. Prior thereto, he served as our Executive Vice President, International since October 2016. Prior to joining us, Mr. McLean served as Chief Operating Officer and Head of International of Urban Outfitters, Inc. from 2014 to October 2016 and as Chief Operating Officer from 2008 to 2014. In addition, he held various positions at Liz Claiborne, Inc., including President, Outlet Division, from 2003 to 2008. Prior thereto, Mr. McLean held various roles at Gap, Inc. from 2000 to 2003 and served as a management consultant early in his career.

Michael R. Rempell, age 48, has served as our Executive Vice President and Chief Operations Officer since June 2012. His current responsibilities include oversight of our technology, supply-chain, production and sourcing, and sustainability teams. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 67, has served as our Executive Chairman, Chief Executive Officer since December 2015. Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also has served since March 2005 as Executive Chairman of the Board of Designer Brands Inc. (f/k/a DSW Inc.) (NYSE: DBI) and formerly served as that company’s Chief Executive Officer from March 2005 to April 2009. He has also served as a member of the Board of Directors for Albertsons Companies, Inc. (NYSE: ACI) since 2006. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

Stacy B. Siegal, age 55, has served as our Executive Vice President, General Counsel since March 2018. Ms. Siegal also serves as President and Chair of the AEO Foundation and is responsible for our ESG and corporate social responsibility programs. Prior thereto, she served as our Senior Vice President and General Counsel since November 2016. Prior to joining us, Ms. Siegal served as Senior Vice President, Chief Legal and Administrative Officer at rue21, Inc. from March 2013 to November 2016; as Vice President, General Counsel from 2010 to 2013; and as Corporate Counsel since 2006. Prior to that time, Ms. Siegal served as a consultant providing legal and human resource guidance to retail companies and boards of directors and as Corporate Counsel at General Nutrition Companies, Inc. since 1996.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as other information that we file with or furnish to the SEC, are available under the Investor Relations section of our website at www.aeo-inc.com. These reports are available as soon as reasonably practicable, free of charge, after such material is electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Our corporate governance materials, including our corporate governance guidelines, the charters of our audit, compensation, and nominating and corporate governance committees, and our code of ethics may also be found under the Investor Relations section of our website at www.aeo-inc.com. A copy of the corporate governance materials is also available upon written request.

Additionally, our investor presentations are available under the Investor Relations section of our website at www.aeo-inc.com. These materials are available no later than the time they are presented at investor conferences. We have included our website addresses throughout this report as inactive textual references only. The information on our website or any other websites is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report.

Item 1A. Risk Factors

Macroeconomic and Industry Risks

Our inability to anticipate and respond to changing consumer preferences and fashion trends and fluctuations in consumer demand in a timely manner could adversely impact our business and results of operations.

The specialty retail apparel business fluctuates according to changes in the economy and consumer preferences and trends, which are dictated by fashion trends and season and may shift quickly. These fluctuations can materially impact our sales and gross margins and are exacerbated by the fact that merchandise is typically ordered well in advance of a selling season.

While we work to identify trends and consumer preferences on an ongoing basis and offer inventory and shopping experiences that meet such trends and preferences, we may not do so effectively and/or on a timely basis. As a result, we are vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases.

Our future success depends, in part, upon our ability to identify and respond to fashion trends and changing consumer preferences in a timely manner. Lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. Our failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to by us, could, among other matters, lead to lower sales, missed opportunities, excess inventories, inventory shortages, and markdowns or write-offs, all of which could negatively impact our ability to achieve or maintain profitability and have a material adverse effect on our business and results of operations. Failure to respond to changing consumer preferences, particularly unanticipated changes such as those that resulted from the COVID-19 pandemic, could also negatively impact our brand image with our customers and result in diminished brand loyalty.

The ongoing COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and results of operations.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, created significant volatility and disruption of financial markets, and has had an adverse impact on our business and financial performance, particularly in Fiscal 2020. For example, during Fiscal 2020 we experienced a 13% reduction in net revenue compared to Fiscal 2019 due to the impacts of the pandemic on our business. Additionally, an overall increase in shipping demands, as consumers gravitated toward e-commerce, resulted in higher shipping costs due to capacity constraint and competitive wage pressure among third-party logistics service providers during Fiscal 2020 and 2021. The COVID-19 pandemic also has impacted and may continue to impact the financial viability or business operations of some of our third-party vendors and transportation or logistics providers and may in the future interrupt and further increase costs for our supply chain and could require additional changes to our operations.

The COVID-19 pandemic also directly threatens the health of our associates and consumers. The operation of all of our stores is critically dependent on our associates who staff these locations. In the event that an associate tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, offices or distribution centers for cleaning and/or quarantine one or more associates, or due to the unavailability of impacted associates, which could negatively impact our financial results.

We are unable to accurately predict the impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic, any resurgences of COVID-19 or its variants in areas where our stores, consumers, or associates are located, and the impact of governmental regulations that might be imposed in response to the pandemic, which could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our e-commerce business. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellations of events, among other effects, thereby negatively impacting our operations. In addition, we could be impacted by a deterioration of economic conditions in the United States, which potentially could have an impact on discretionary consumer spending. The extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, additional waves of increased infections, the virulence and spread of different strains of the virus, and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs and vaccine acceptance, are successful.

Vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, financial conditions and results of operations

On September 9, 2021, President Biden announced a proposed new rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“ETS”) regulation to carry out this mandate. On November 6, 2021, the Unites States Court of Appeals for the Fifth Circuit granted a stay of the ETS, and on November 12, 2021, the Court upheld its stay and barred OSHA from enforcing the mandate “pending adequate judicial review” of a motion for permanent injunction. On January 26, 2022, OSHA withdrew the ETS regulation, ending the mandate. At this time, it remains unclear whether there will be future efforts by OSHA to enact similar regulations.

As a company with over 40,000 employees globally, it is anticipated that, should the ETS or similar regulations go into effect, we would be subject to COVID-19 vaccination and/or testing mandates. Should the mandates apply to us, we may be required to implement a requirement that all of our employees get vaccinated or be frequently tested, subject to limited exceptions. At this time, it is not possible to predict the impact that a vaccine and testing mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in disruptions to our retail store operations, distribution operations, employee attrition and increased labor costs, which could materially and adversely affect our business and results of operations.

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

Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences could have a material adverse effect on our business, results of operations and financial condition.

The uncertain state of the global economy, including the economic impacts of the pandemic and recent inflationary pressures, continues to impact businesses around the world. If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

•
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
•
While we do not believe that inflation impacted the success of our operations in Fiscal 2021, inflation could have a material adverse effect on demand based on pricing actions and operating measures taken to mitigate its impact in the future.
•
We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition.
•
Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton) and related inflationary pressures could have a material adverse effect on our costs, gross margins and profitability.

In uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

Seasonality may cause sales to fluctuate and negatively impact our results of operations.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the third and fourth fiscal quarters, reflecting increased demand during the back-to-school and year-end holiday selling seasons, respectively. Because of this seasonality, factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic and political conditions.

This seasonality, along with other factors that are beyond our control, including the COVID-19 pandemic, social or political unrest, general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.

We operate in a highly competitive industry, and we face significant pricing pressures from existing and new competitors.

The sale of apparel, accessories, intimates, and personal care products is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national, and international department stores, discount stores and online businesses. Changing consumer preferences has resulted and may continue to result in new competition for our products. The substantial sales growth in the digital channel within the last several years has increased competition due to new entrants in the market and has resulted in pricing pressures from new entrants and established competitors. Some of these competitors have robust digital consumer experiences and highly efficient delivery systems. Furthermore, the decrease in mall traffic is putting a greater reliance on the digital channel and thus increasing the competitive threat.

We face a variety of competitive challenges, including:

•
Anticipating and quickly responding to changing consumer demands or preferences better than our competitors;
•
Maintaining favorable brand recognition and effective marketing of our products to consumers in several demographic markets;
•
Sourcing merchandise efficiently;
•
Developing innovative, high-quality merchandise in styles that appeal to our customers and in ways that favorably distinguish us from our competitors;
•
Countering the aggressive pricing and promotional activities of many of our competitors; and
•
Anticipating and responding to changing consumer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping.

In light of the competitive challenges we face, we may not be able to compete successfully in the future, resulting in lower market share. Additionally, increases in competition could reduce our sales, which in turn could have a material adverse effect on our results of operations and financial condition.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; public health crises, such as pandemics and epidemics (including, without limitation, the ongoing COVID-19 pandemic); political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our licensees, or the operations of one or more of our vendors. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our licensees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and consumers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected. Further, the frequency and severity of extreme weather conditions and natural disasters may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers, and customers. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

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

We have made and expect to continue to make significant investments in building our technologies and digital capabilities in three key areas: mobile technology, digital marketing, and the digital customer experience. We have made significant capital investments in these areas but there is no assurance that we will realize a return on those investments or be successful in growing our digital channels.

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

Our success depends on our ability to execute on our key priorities, which are centered on driving our brands forward and delivering an exceptional customer experience across channels, including:

•
Fueling Aerie to $2 billion in revenue.
•
Driving sustained profitable growth for American Eagle.

As part of the plan, the Company will leverage customer-focused capabilities and continue to strengthen its ROI discipline, while building on the power of AEO’s people, culture and purpose. Achieving these key business priorities depends on us executing our strategies successfully, and the initiatives that we implement in connection with these goals may not resonate with our customers, or be successful in their intended goals. It may take longer than anticipated to generate the expected benefits of our initiatives, and there can be no guarantee that pursuing these key priorities will result in improved operating results or achievement of a given priority. Misalignment and competing initiatives could result in inefficiencies, erroneously prioritized efforts, and resource dilution. Failure to implement our key business priorities successfully could have a negative impact on our growth and profitability.

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

Our business depends on the value and reputation of our brands and our ability to anticipate, identify, and respond to customers’ demands and preferences, and to fashion trends. In addition, the increasing use of social media platforms allows for rapid communication and any negative publicity related to the aforementioned concerns may reduce demand for our merchandise. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and may adversely impact our business, results of operations, and financial condition.

The appeal of our brand may also depend on the success of our ESG initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain of any effects of climate change as well as diminishing fossil fuel and water resources. These risks include any increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, including packaging and waste, animal welfare, and land use. We may receive increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose, such as emissions and water usage, whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, and growth. By electing to set and share publicly these metrics and expand upon our disclosures, we may also face increased scrutiny related to ESG activities. As a result, we could experience damage to our reputation and the value of our brands if we fail to act responsibly in the areas in which we report. Any such harm to our reputation or any failure or perceived failure by us to adequately address ESG-related activities, including setting of metrics or enhancing disclosures, could adversely affect our business, financial performance, and growth.

Our failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations.

Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. In Fiscal 2021, digital sales represented 36% of our total revenue. In order to grow and remain competitive, we will need to continue to adapt to future changes in technology to address the changing demands of consumers. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations.

Our omni-channel operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential consumers who increasingly rely on multiple channels to meet their shopping needs; and the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including computer viruses, theft of consumer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions.

Our failure to maintain efficient and uninterrupted fulfillment operations could also have a material adverse effect on our results. The satisfaction of consumers who shop online depends on their timely receipt of merchandise. If we encounter difficulties with our distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory; incur significantly higher costs and longer lead times associated with distributing our products to consumers; and cause consumer dissatisfaction. Any of these issues could have a material adverse effect on our operations, financial condition and cash flows.

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

The loss or disruption of information technology services could affect our ability to implement our strategies and have a material adverse effect on our business.

Our information technology systems are an integral part of our strategies in efficiently operating our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential consumer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to prevent any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, specifically, our store and e-commerce operations, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to the business.

Our e-commerce operations are vital to our business and are subject to various risks of operating online and mobile selling capabilities such as the failure of our information technology infrastructure, including any third-party hardware or software, resulting in downtime or other technical issues; reliance on third-party logistics providers to deliver our products to consumers; inability to respond to technological changes; violations of state or federal laws; credit card fraud; or other information security breaches. Failure to mitigate these risks could reduce e-commerce sales, damage our reputation, and have a material adverse effect on our business.

We face risks related to our electronic processing of sensitive and confidential personal and business data. If such data are lost or disclosed in an unauthorized manner, or if we or our third-party vendors are subject to cyberattacks, data breaches, other security incidents, or disruption of information technology systems or software, such events could expose us to liability, damage our reputation, and have a material adverse effect on our business.

Given the nature of our business, we, together with third parties acting on our behalf, receive, collect, process, use, and retain sensitive and confidential consumer and associate data, in addition to proprietary business information. Our business relies on information technology networks and systems to market and sell our products, process financial and personal information, manage a variety of business processes and comply with regulatory, legal and tax requirements. We also depend on a variety of information systems to effectively process consumer orders and other data and for digital marketing activities and for electronic communications among our associates, consumers, prospective consumers, and vendors. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to consumer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties.

The information technology networks and systems owned, operated, controlled or used by us or our vendors may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks or catastrophic events, all of which may not be prevented by our efforts to secure our computer systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process consumer orders or to track, record or analyze the sale of our products, loss or corruption of data or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property. We utilize security tools and controls and also rely on our third-party vendors to use sufficient security measures, including encryption and authentication technology, in an effort to protect personal and other sensitive information. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors, to adequately protect personal or other sensitive information and there can be no assurance that we or our vendors will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.

We rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train associates, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation and our customers' willingness to purchase from us. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen consumer or associate data, repairing system damage or providing credit monitoring or other benefits to consumers or associates affected by the breach. In the event we experience an information security breach, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

We and our third-party vendors regularly experience cyberattacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber-related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill consumer orders. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors or their personnel or other parties. If we or our third-party service providers experience security breaches that result in marketplace performance problems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites, and our reputation and market position could be harmed. Existing consumers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

Telework measures intended to prevent the spread of COVID-19 may negatively impact our operations or increase our risk exposures.

In response to the ongoing COVID-19 pandemic, most of our corporate office associates are working remotely. If our associates are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of security incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government-imposed penalty.

Our international merchandise sourcing strategy subjects us to risks that could adversely impact our business and results of operations.

We design our merchandise, which is manufactured by third-party suppliers worldwide. Because we have a global supply chain, any event that causes the disruption of imports, including the insolvency of a significant supplier, global health crisis, or a major labor dispute including any such actions involving ports, trans loaders, consolidators, or shippers, could have an adverse effect on our operations. Given the volatility and risk in the current markets, our reliance on external vendors leaves us subject to certain risks should one or more of these external vendors become insolvent. The financial failure of a key vendor could disrupt our operations and have an adverse effect on our cash flows, results of operations and financial condition.

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

Our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing.

Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by the increasing costs or availability of raw materials due to inflationary pressures or rising labor and distribution costs, among other reasons, potentially resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our business and financial condition.

In addition, regulatory developments such as reporting requirements on the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries, or compliance with the recent sanctions and customs trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China, could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to these matters and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of acceptable suppliers, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face regulatory challenges in complying with applicable sanctions and trade regulations and reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for the material used in the products we sell.

Our international operations subject us to risks relating to foreign laws and regulations.

As we pursue our international expansion initiatives, we are subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. Violations of these laws could subject us to sanctions or other penalties that could have an adverse effect on our reputation, operating results and financial condition.

Changes in tax policy or trade regulations or the imposition of new tariffs on imported products could have an adverse effect on our business and results of operations.

In 2018, the U.S. government announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. The U.S government also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer, which have not been lifted or changed by the Biden administration. Additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.

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

We seek to locate our brick-and-mortar stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, which generally are large department stores and other area attractions, to generate consumer traffic near our stores. We cannot control the increasing impact of digital channels on shopping center traffic, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations, competition with other retailers for prominent locations, or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets and could have a material adverse effect on our financial results. In addition, some malls and shopping centers that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend away from brick-and-mortar retail continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations and financial condition.

We have significant lease obligations and are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations.

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

Our inability to successfully integrate Quiet Logistics’ business and operations may adversely affect the combined company’s future results.

We believe the acquisition of Quiet Logistics will result in certain anticipated benefits, including inventory efficiencies, affordable same-day and next-day delivery options, and other cost-effective in-market fulfillment services for the Company by utilizing state-of-the-art technology and robotics. The combined company may fail to realize these anticipated benefits for a variety of reasons, including the following:

•
failure to successfully manage relationships with employees, distributors and suppliers;
•
revenue attrition in excess of anticipated levels;
•
potential incompatibility of technologies and systems;
•
failure to leverage the increased scale of the combined company quickly and effectively;
•
potential difficulties integrating and harmonizing financial reporting systems;
•
the loss of key employees; and
•
failure to effectively coordinate sales and marketing efforts to efficiently utilize the acquired capabilities.

The actual integration of Quiet Logistics may result in additional and unforeseen expenses or delays. If the combined company is not able to successfully leverage Quiet Logistics’ business and operations, these anticipated benefits may not be realized fully or at all or may take longer to realize than expected. Additionally, if these benefits do not meet the expectations of investors or securities analysts, the market price of our common stock may decline.

The integration of Quiet Logistics may result in significant accounting charges that adversely affect the results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. In addition to the anticipated cash charges, non-cash costs associated with the amortization of intangible assets are expected. The failure of Quiet Logistics to achieve acceptable financial results could result in impairment charges, which could materially affect our consolidated results of operations and financial condition.

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

We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business.

Legal, Tax, and Regulatory Risks

We are subject to stringent and changing privacy laws, regulations, and standards as well as policies, contracts, and other obligations related to data privacy and security. Our failure to comply with privacy laws and regulations, as well as other legal obligations, could have a material adverse effect on our business.

State, federal, and foreign governments are increasingly enacting laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. A variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance and certain industry standards regarding privacy, data protection, consumer protection, information security and the processing of personal information and other data apply to our business. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020, imposes certain restrictions and disclosure obligations on businesses that collect personal information about California residents and provides for a private right of action, as well as penalties for noncompliance. The CCPA provides for civil penalties for violations and creates a private right of action for certain data breaches that is expected to increase data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The California Privacy Rights Act ("CPRA"), which was passed in November 2020 and will take effect in January 2023 (with a look-back for certain requirements to January 2022), amends and expands the CCPA and places additional restrictions on the "sharing" of personal information for purposes of cross-context behavioral advertising. We may be subject to additional privacy regulations in the future, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which regulate the processing of "personal data" regarding their respective residents and grants residents certain rights with respect to their personal data. State laws are changing rapidly, and new legislation proposed or enacted in a number of other states imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. The U.S. federal government is also significantly focused on privacy matters.

We are subject to other consumer protection laws, including California's Consumer Legal Remedies Act and unfair competition and false advertising laws, the Fair and Accurate Credit Transactions Act and the Telephone Consumer Protection Act, Canada's Anti-Spam Law, the CCPA, CPRA and other recently enacted consumer data protection laws. Additionally, the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules, and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Such events may increase our expenses, expose us to liabilities and impair our reputation, which could have a material adverse effect on our business.

While we aim to comply with applicable data protection laws and obligations in all material respects, there is no assurance that we will not be subject to claims that we have violated such laws and obligations, will be able to successfully defend against such claims, or will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve, or impossible to achieve, and we could be subject to fines and penalties in the event of non-compliance.

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

Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or agent of the Company to the Company or the Company’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action asserting a claim against the Company or any current or former director or officer or other employee or agent of the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or the Company’s Amended and Restated Certificate of Incorporation or Bylaws, (iv) action asserting a claim related to or involving the Company or any current or former director or officer or other employee or agent of the Company that is governed by the internal affairs doctrine of the State of Delaware or (v) action asserting an “internal corporate claim,” as that term is defined in Section 115 of the DGCL shall, in each case, be the Delaware Court of Chancery located within the State of Delaware (or, if the Delaware Court of Chancery located within the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware). The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Company’s Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act, as amended, or the respective rules and regulations promulgated thereunder.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks, as described in Part I, Item 1-, Business, are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to establishing and protecting our trademarks and service marks. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. Litigation regarding our trademarks and other intellectual property rights could adversely affect our business, financial condition, and results of operations.

Changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations.

We are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, import/export and anti-corruption, including the Foreign Corrupt Practices Act. Additional legal and regulatory requirements have increased the complexity of the regulatory environment and the cost of compliance. Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. If these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors or employees, we could experience delays in shipments or receipt of goods or be subject to fines or other penalties, any of which could adversely affect our business. Also, changes in laws and regulations could make operating our business more expensive or require us to change the way we do business. Our employees, subcontractors, vendors and suppliers could take actions that violate our policies and procedures which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

We also are both directly and indirectly (through our suppliers) subject to the risks of doing business outside the United States, including regulatory restrictions on our ability to operate in our preferred manner and rapidly changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change, which could result in regulatory uncertainty as well as potential significant increases in compliance costs.

Fluctuations in our tax obligations and effective tax rate could adversely affect us.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the tax laws and regulations in the countries where we operate may change or there may be changes in interpretation and enforcement of existing tax laws. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules or regulations.

The unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition, and results of operations.

From time to time, we are party to several legal proceedings arising out of various aspects of our business. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own two buildings in urban Pittsburgh, Pennsylvania that house our corporate headquarters, totaling 336,000 square feet.

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

Each of the above identified properties are shared by all of our reportable and operating segments.

Upon the acquisition of Quiet Logistics, we acquired leases for distribution facilities in six cities throughout the United States totaling 2.2 million square feet, with varying terms expiring through 2030. These facilities are used by our Supply Chain Platform operating segment.

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

Item 3. Legal Proceedings.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims. Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.

Refer to Note 2. “Summary of Significant Accounting Policies – Legal Proceedings and Claims” of the Notes to the Consolidated Financial Statements included herein for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NYSE under the symbol “AEO.” As of March 10, 2022, there were 453 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 50,000.

Dividends

A $0.1375 per share dividend was paid in the first quarter of Fiscal 2021 and a $0.18 per share dividend was paid in the second, third, and fourth quarters of Fiscal 2021 resulting in a dividend yield of 2.3% for Fiscal 2021.

Subsequent to the fourth quarter of Fiscal 2021, our Board declared a $0.18 per share dividend, payable on March 24, 2022 to the stockholders of record at the close of business on March 11, 2022.

A quarterly cash dividend of $0.1375 per share was declared on March 26, 2020 for the first quarter of 2020, but was deferred as part of our efforts to carefully manage the impact of the COVID-19 pandemic. It was originally payable on May 14, 2020 to stockholders of record at the close of business on April 30, 2020, and was paid on December 30, 2020 to stockholders of record at the close of business on December 16, 2020, resulting in a dividend yield of 1.0% for Fiscal 2020. To preserve liquidity, the Company suspended its second, third, and fourth quarter Fiscal 2020 dividends.

The Company maintains the right to defer the record and payment dates of its dividends, depending upon, among other factors, the progression of the COVID-19 pandemic, business performance and the macroeconomic environment. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on January 28, 2017 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

Comparison of Cumulative Five Year Total Return
Among American Eagle Outfitters, Inc., the S&P MidCap 400 Index, and a Peer Group
$200
$150
$100
$50
1/28/17
2/03/18
2/02/19
2/01/20
1/30/21
1/29/22
American Eagle Outfitters, Inc.
S&P MidCap 400 Index
Peer Group

	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022
American Eagle Outfitters, Inc.	100.00	124.10	151.77	107.97	171.36	173.23
S&P MidCap 400 Index	100.00	114.80	112.04	124.25	147.18	164.23
Peer Group	100.00	110.03	106.91	106.94	126.13	140.52

We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our Proxy Statement for the 2021 Annual Meeting of Stockholders. As of the end of Fiscal 2021, this group consisted of the following companies: Abercrombie & Fitch Co., Burberry Group PLC, Capri Holdings Limited, Chico’s FAS, Inc., Express, Inc., Fossil Group, Inc., The Gap, Inc., Guess?, Inc., Hanesbrands Inc., Kontoor Brands, L Brands Inc., Levi Strauss & Co., lululemon athletica, inc., PVH CORP., Ralph Lauren Corporation, Tapestry, Inc., Under Armour Inc., and Urban Outfitters, Inc.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the thirteen weeks ended January 29, 2022.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May
	Number of	Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
October 31, 2021 through November 27, 2021	—	—	—	30,000,000
November 28, 2021 through January 1, 2022	515	$23.83	—	30,000,000
January 2, 2022 through January 29, 2022	1,680	$25.48	—	30,000,000
Total	2,195	$25.09	—	30,000,000

(1)
There were no shares repurchased as part of our publicly announced share repurchase program during the thirteen weeks ended January 29, 2022 and there were 2,195 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying Notes thereto contained in Part II, Item 8 – Financial Statements and Supplementary Data -" of this report.

This MD&A generally discusses Fiscal 2021 and Fiscal 2020 and provides year-to-year comparisons between Fiscal 2021 and Fiscal 2020. Discussions of Fiscal 2019 and year-to-year comparisons between Fiscal 2020 and Fiscal 2019 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our annual report on Form 10-K for the fiscal year ended January 30, 2021.

Introduction

This MD&A is organized as follows:

Executive Overview	General description of the Company’s business and certain segment information.
Key Performance Indicators	Overview of key performance indicators reviewed by management to gauge the Company’s results.
Current Trends and Outlook

Discussion related to the COVID-19 pandemic ’s impact on the Company’s business and the Company’s long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over Fiscal 2021 and Fiscal 2020.

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for Fiscal 2021 as compared to Fiscal 2020.
Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for Fiscal 2021 and Fiscal 2020.
Non-GAAP Financial Measures

Discussion of certain financial measures that have been determined to not be in accordance with accounting principles generally accepted in the U.S. (“GAAP”). This section includes certain reconciliations from GAAP to non-GAAP financial measures and additional details on these financial non-GAAP measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

Critical Accounting Policies and Estimates

Discusses accounting policies considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of the Company’s management in their application.

Recent Accounting Pronouncements

Recent accounting pronouncements the Company has adopted or is currently evaluating prior to adoption, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in ~~“~~Note 2. “Summary of Significant Accounting Policies~~.~~” of the Notes to the Consolidated Financial Statements included herein.

Executive Overview

We are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices under our American Eagle® and Aerie® brands.

In the fourth quarter of Fiscal 2020, we revised our reportable segment structure and have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on adjusted operating income (loss), which is a non-GAAP financial measure. See "Non-GAAP Information" within Part II. Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable Sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In light of store closures and related disruptions from the COVID-19 pandemic, we have not disclosed comparable sales for Fiscal 2021 or Fiscal 2020, as they are not comparable with prior periods.

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

Cash Flow and Liquidity — Our management evaluates cash flow from operations, investing and financing activities in determining the sufficiency of our cash position and capital allocation strategies. Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow will be sufficient to fund anticipated capital expenditures, dividends, and working capital requirements for the next twelve months and beyond.

Current Trends and Outlook

COVID-19

The ongoing COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, and we continue to see disruptions and volatility in our business caused by the COVID-19 pandemic.

As of January 29, 2022, all our stores have reopened and remain open as of the date of this Annual Report. Our stores are operating with restrictive and precautionary measures in place, such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we believe that the Company may continue to experience degrees of volatility and business disruptions and remain at risk for periods of closure of our stores, distribution centers, and corporate facilities. While trends improved during Fiscal 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue. Past and future impacts of the COVID-19 pandemic also have the ability to disrupt the operations of our partners, suppliers, and vendors, which could lead to supply chain disruption, shipping delays, and freight cost increases. We are monitoring the ongoing developments as COVID-19 vaccines are being distributed and administered, and we will take further actions that are in the best interests of our associates and customers, as needed. For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of this Annual Report.

Quiet Logistics Acquisition and Supply Chain Platform

On December 29, 2021, the Company completed the acquisition of Quiet Logistics. With this acquisition, the Company expects to be able to execute on operational efficiencies to create a supply chain platform with significant long-term growth potential.

Omni-Channel and Digital Capabilities

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, www.toddsnyder.com, www.unsubscribed.com, and our AEO apps, both domestically and internationally in 81 countries. We also sell merchandise on various international online marketplaces. The digital channels reinforce each particular brand platform and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that may affect the reported consolidated financial condition and results of operations should actual results differ from these estimates and assumptions. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

Revenue Recognition. In accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we record revenue for store sales upon the purchase of merchandise by customers. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise. Shipping and handling revenues are included in total net revenue. Sales tax collected from customers is excluded from revenue and is included as part of accrued income and other taxes on the Company’s Consolidated Balance Sheets.

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

During Fiscal 2021, the Company focused on inventory optimization, which remains an ongoing priority.

Impairment of long-lived assets. In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. We evaluate long-lived assets for impairment at the individual retail store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating (loss) income.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. The significant assumption used in our projected undiscounted cash flows analyses is revenue growth rates. Additionally, significant assumptions utilized in our fair value analyses include the aforementioned assumption, as well as market participant real estate assumptions and discount rate. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our consolidated operating results could be adversely affected.

Impairment of goodwill and intangible assets. Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years. The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded for all periods presented.

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below it's carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference.

Share-Based Payments. We account for share-based payments in accordance with ASC 718, Compensation – Stock Compensation. To determine the fair value of our stock option awards, we use the Black-Scholes option-pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

We calculate a weighted-average expected term based on historical experience. Expected stock price volatility is based on historical volatility of our common stock. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

Income Taxes. We calculate income taxes in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the effective income tax rate.

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

Results of Operations

Overview

Fiscal 2021 represented a year of strong execution across our "Real Power. Real Growth." value creation plan, surpassing our Fiscal 2023 operating income and margin goals two years ahead of schedule. The work on our value creation plan drove meaningful improvements to our profitability through real estate and inventory optimization, omni-channel and customer focus, and our supply chain initiatives. Total net revenue for the year increased 33% to $5.011 billion, compared to $3.759 billion last year, and we exceeded $600 million in adjusted operating income.

For Fiscal 2020, our consolidated results of operations were materially impacted by the effects of COVID-19. Commencing in March 2020, we experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19 and government actions to combat it. In response, we closed our stores to the public after the close of business on March 17, 2020; however, we continued to operate our digital business. Subsequent to May 1, 2020, we began to reopen our stores, and as of January 30, 2021, nearly all of our stores had reopened; however, we continued to experience reduced customer traffic in reopened store locations. Accordingly, our results for Fiscal 2020 were significantly impacted.

Absent the impacts of the COVID-19 pandemic, our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Net income (loss) was $2.03 per diluted share this year, compared to a loss of ($1.26) per diluted share last year. On an adjusted basis, net income (loss) per diluted share this year was $2.19, compared to last year at ($0.00). Adjusted net income per diluted share this year excludes $0.07 of amortization of the non-cash discount on our convertible notes, $0.04 of asset impairment charges, and $0.04 of reorganization charges related to our European Union ("EU") license operations. Adjusted net income (loss) per diluted share last year excludes $1.20 of impairment, restructuring, and COVID-19 related charges and $0.06 of amortization of the non-cash discount on our convertible notes. Adjusted net income (loss) per diluted share is a non-GAAP financial measure. Please see “Non-GAAP Information” below.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	60.3	69.5	64.7
Gross profit	39.7	30.5	35.3
Selling, general and administrative expenses	24.4	26.0	23.9
Impairment, restructuring and COVID-19 related charges	0.2	7.4	1.9
Depreciation and amortization expense	3.3	4.3	4.1
Operating (loss) income	11.8	(7.2)	5.4
Interest expense (income), net	0.7	0.7	(0.2)
Other income, net	(0.1)	(0.1)	(0.1)
(Loss) income before income taxes	11.2	(7.8)	5.7
(Benefit) provision for income taxes	2.8	(2.2)	1.3
Net (loss) income	8.4%	(5.6)%	4.4%

Business Acquisitions

On December 29, 2021, we completed the acquisition of Quiet Logistics, and certain other strategic investments (the "Transaction") pursuant to a Stock Purchase Agreement, dated as of November 1, 2021.

At the closing of the Transaction, the Company acquired from the sellers all of the issued and outstanding shares of capital stock of Quiet Logistics and certain equity interests in two related strategic investments.

The aggregate cash purchase price paid at the Closing, after giving effect to estimated adjustments in respect of working capital and other customary matters, was approximately $360.6 million. Refer to Note 3, "Acquisitions," to the Consolidated Financial Statements for further information.

On May 3, 2021, we completed the acquisition of AirTerra pursuant to a Stock Purchase Agreement, dated August 26, 2021, for an aggregate purchase price of $3.0 million.

Non-GAAP Information

This Results of Operations section contains net income per diluted share presented on a non-GAAP basis, which is a non-GAAP financial measure (“non-GAAP” or “adjusted”). This financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	For the Fiscal Year Ended
	January 29, 2022
	Operating Income	Net Income	Diluted Earnings per Share
GAAP Basis	$591,065	$419,629	$2.03
Add: Asset impairment charges (1)	11,944	8,944	0.04
Add: EU license operations reorganization (2)	—	8,917	0.04
Add: Convertible debt (3)	—	13,867	0.07
Non-GAAP Basis	$603,009	$451,357	$2.19

(1) $11.9 million of pre-tax asset impairment charges
(2) $11.9 million of pre-tax reorganization charges related to our European Union License operations
(3) Amortization of the non-cash discount on the Company's convertible notes

	Earnings per Share
	For the Fiscal Year Ended
	January 30, 2021
Net loss per diluted share - GAAP Basis	$(1.26)
Add: Impairment, restructuring and COVID-19 related charges (1)	1.20
Add: Convertible debt (2)	0.06
Net income per diluted share - Non-GAAP Basis	$(0.00)

(1) $279.8 million of pre-tax impairment, restructuring and COVID-19 related charges, which include:
        - $249.2 million of asset impairment charges
        - $26.9 million of incremental COVID-19 related expenses
        - $3.7 million of restructuring charges including corporate and field severance

(2) Amortization of the non-cash discount on the Company's convertible notes

Comparison of Fiscal 2021 to Fiscal 2020

Total Net Revenue

Total net revenue for Fiscal 2021 increased 33% to $5.011 billion compared to $3.759 billion for Fiscal 2020. The COVID-19 pandemic and the associated closures of our retail stores beginning March 17, 2020 negatively affected our consolidated financial results for Fiscal 2020.

American Eagle

Total net revenue for Fiscal 2021 for the American Eagle brand was $3.556 billion compared to $2.734 billion for Fiscal 2020 with average unit retail price increasing in the high teens.

Aerie

Total net revenue for Fiscal 2021 for the Aerie brand was $1.376 billion compared to $990.0 million for Fiscal 2020 with average unit retail price increasing in the low twenties.

Gross Profit

Gross profit increased 73% to $1.992 billion for Fiscal 2021 from $1.148 billion for Fiscal 2020. As a percentage of total net revenue, gross margin increased to 39.7%, compared to 30.5% last year. The increase in gross margin as a percent of total net revenue reflected higher merchandise margins, primarily due to higher full-priced sales and lower promotions, partially offset by higher freight costs related to supply chain disruptions, as well as improved rent and delivery expense.

There was $16.0 million of share-based payment expense, consisting of both time and performance-based awards, included in gross profit this year. This is compared to $15.9 million of share-based payment expense included in gross profit last year.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased 25% to $1.222 billion for Fiscal 2021, compared to $977.3 million for Fiscal 2020. As a percentage of total net revenue, selling, general, and administrative expenses decreased 160 basis points to 24.4%, compared to 26.0% for Fiscal 2020. The increase in expenses for Fiscal 2021 was primarily related to the reopening of our stores, including increased store payroll and variable selling expenses, as well as increased advertising, services and compensation costs.

There was $22.2 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general, and administrative expenses for Fiscal 2021 compared to $16.8 million for Fiscal 2020.

Impairment, Restructuring and COVID-19 Related Charges

In Fiscal 2021, the Company recorded asset impairment charges of $11.9 million, primarily related to retail store property and equipment, and operating lease right-of-use ("ROU") assets.

During Fiscal 2020, total impairment, restructuring and COVID-19 related charges were $279.8 million. We recorded asset impairment charges of $249.2 million. Included in this amount are retail store impairment charges of $203.2 million, of which $154.8 million related to operating lease ROU assets and $48.4 million related to store property and equipment (fixtures and equipment and leasehold improvements). We also recorded $28.0 million of impairment charges related to certain corporate property and equipment as well as $18.0 million of impairment charges of certain cost and equity method investments. Additionally, we recorded $26.9 million for incremental COVID-19 related expenses consisting of PPE and supplies for our associates and customers and $3.7 million of severance and related employee costs.

Based on the uncertainty of the COVID-19 pandemic, we are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our consolidated operations going forward, including, among other things, the length of time that such disruptions will continue and the impact of governmental regulations that may be imposed in response to the COVID-19 pandemic. Accordingly, we may be required to record further impairment and/or restructuring charges in future periods.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 3% to $166.8 million for Fiscal 2021 from $162.4 million for Fiscal 2020, driven by increased capital spending in Fiscal 2021. As a percentage of total net revenue, depreciation and amortization expense was 3.3% compared to 4.3% in Fiscal 2020.

Interest Expense, Net

Interest expense, net increased $10.0 million to $34.6 million for Fiscal 2021, compared to $24.6 million for Fiscal 2020. The increase in expense was primarily attributable to increased non-cash interest expense related to our convertible notes and lower interest income this year, partially offset by no interest expense incurred for borrowings on our revolving credit facilities in Fiscal 2021.

Other Income, Net

Other income was $2.5 million for Fiscal 2021, compared to $3.7 million for Fiscal 2020. The decrease was attributable to an $11.9 million reorganization charge related to our EU license operations, partially offset by other changes in non-operating income/expense.

Income Taxes

The effective income tax rate is 24.9% for Fiscal 2021 compared to an effective income tax benefit rate of 28.4% for Fiscal 2020. The effective income tax rate this year is primarily impacted by nondeductible executive compensation, partially offset by excess tax benefits from share-based payments. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates.

Refer to Note 2, “Summary of Significant Accounting Policies,~~”~~ and Note 15, “Income Taxes,” to the Consolidated Financial Statements included herein for additional information regarding our accounting for income taxes.

Net Income (Loss)

Net income increased $628.9 million to $419.6 million for Fiscal 2021, as compared to a net loss of $209.3 million for Fiscal 2020. The change in net income (loss) was attributable to the factors described above. As a percentage of total net revenue, net income (loss) was 8.4% and (5.6%) for Fiscal 2021 and Fiscal 2020, respectively.

Net income (loss) per diluted share for Fiscal 2021 was $2.03, which included $18.5 million ($0.07 per diluted share) of pre-tax non-cash interest related to our convertible notes, $11.9 million ($0.04 per diluted share) of pre-tax asset impairment charges, and $11.9 million ($0.04 per diluted share) of reorganization charges related to our EU license operations.

Net income (loss) per diluted share for Fiscal 2020 was ($1.26), which included $279.8 million ($1.20 per diluted share) of pre-tax impairment, restructuring, and COVID-19 related charges and $12.3 million ($0.06 per diluted share) of pre-tax non-cash interest related to our convertible notes.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $400 million, which will expire in January 2024. In April 2020, the Company issued $415 million aggregate principal amount of convertible notes due in 2025 in a private placement to qualified institutional buyers. Interest is payable semi-annually.

In Fiscal 2021, we acquired our Supply Chain Platform, comprised of Quiet Logistics and AirTerra, for an aggregate amount of approximately $364 million. Refer to Note 3, "Acquisitions," to the Consolidated Financial Statements included herein for information regarding these acquisitions.

As of January 29, 2022, we had approximately $434.8 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	January 29,	January 30,
	2022	2021
Working Capital (in thousands)	$554,053	$664,161
Current Ratio	1.66	1.77

Working capital as of January 29, 2022 decreased $110.1 million compared to January 30, 2021. The largest decrease came from lower cash and cash equivalents of $415.7 million, primarily related to the acquisition of our Supply Chain Platform totaling $358.1 million (net of $3.9 million cash acquired). This was partially offset by a $148.0 million increase in merchandise inventory and a $140.6 million increase in accounts receivable.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities totaled $303.7 million during Fiscal 2021, compared to $202.5 million during Fiscal 2020. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Investing activities for Fiscal 2021 included $358.1 million for the acquisition of businesses related to our Supply Chain Platform (net of $3.9 million cash acquired), as well as $233.8 million in capital expenditures for property and equipment. Investing activities for Fiscal 2020 included $128.0 million in capital expenditures for property and equipment partially offset by $55.0 million of net short-term investment sales. For further information on capital expenditures, refer to the Capital Expenditures for Property and Equipment caption below.

Cash Flows (Used for) Provided by Financing Activities

During Fiscal 2021, cash used for financing activities consisted primarily of $113.9 million for cash dividends paid at quarterly rates of $0.1375 for the 13 weeks ended May 2, 2021 and $0.18 for the 13 weeks ended July 31, 2021, October 30, 2021, and January 29, 2022 and $24.0 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $13.1 million of proceeds from stock option exercises.

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

Cash returned to shareholders through dividends and share repurchases was $113.9 million and $42.9 million in Fiscal 2021 and Fiscal 2020, respectively.

Capital Expenditures for Property and Equipment

Fiscal 2021 capital expenditures were $233.8 million, compared to $128.0 million in Fiscal 2020. Fiscal 2021 expenditures included $120.0 million related to investments in our stores, including 103 new AEO stores (23 American Eagle stores, 74 Aerie stand-alone stores (including 16 OFFLINE stores), three Unsubscribed stores and three Todd Snyder stores, 22 remodeled and refurbished stores, and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($83.5 million), e-commerce ($19.4 million) and other home office projects ($10.9 million).

For Fiscal 2022, we expect capital expenditures to be in the range of $315 million to $335 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

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

As of January 29, 2022, we were in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit.

Stock Repurchases

During Fiscal 2019, our Board of Directors (our "Board") authorized the repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024. During Fiscal 2021, we did not repurchase any shares under our publicly-announced share repurchase program. As of January 29, 2022, our total remaining share repurchase authorization was 30.0 million shares.

In early March 2020, as part of our publicly-announced share repurchase program, we repurchased 1.7 million shares for $20.0 million, at a weighted average price of $11.63 per share. The remaining shares that may yet be repurchased under this authorization expired on January 30, 2021.

During both Fiscal 2021 and Fiscal 2020, we repurchased approximately 0.8 million and 0.4 million shares, respectively from certain employees at market prices totaling $24.0 million and $5.4 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

Dividends

Dividends are disclosed in Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

As of January 29, 2022, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents) measured at fair value on a recurring basis as of January 29, 2022:

	Fair Value Measurements at January 29, 2022
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$138,758	$138,758	—	—
Interest bearing deposits	296,012	296,012	—	—
Total cash and cash equivalents	$434,770	$434,770

Long-Term Debt

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

Interest Rate Risk

Our earnings from our investments are not materially affected by changes in market interest rates. This is determined by considering the impact of a hypothetical 10% change in yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $17.9 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. An unrealized loss of $0.1 million is included in accumulated other comprehensive loss as of January 29, 2022. This is primarily related to the strengthening of the US dollar during the 26 weeks ended July 31, 2021, offset by the decline in the US dollar to Mexican peso and US dollar to Canadian dollar exchange rates during the 26 weeks ended January 29, 2022.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of customer relationships intangible asset in the acquisition of Quiet Logistics, Inc.
Description of the Matter

As more fully described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Quiet Logistics, Inc. (“Quiet Logistics”) and certain other strategic investments for a total purchase price of $360.6 million. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized.

Auditing the Company’s accounting for its acquisition of Quiet Logistics was complex due to the significant estimation uncertainty involved in estimating the fair value of the customer relationships intangible asset. The total fair value assigned to the customer relationships intangible asset amounted to $39 million. The Company used the income approach through a discounted cash flow analysis to value the customer relationships intangible asset. The significant assumption used to estimate the fair value of the customer relationships intangible asset was revenue growth. This significant assumption is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of Quiet Logistics. For example, we tested controls that address the risks of material misstatement relating to the valuation of the customer relationships intangible asset, including management’s review of the method and significant assumption used to develop such estimate.

To test the estimated fair value of the acquired customer relationships intangible asset, our audit procedures included, among others, assessing the appropriateness of the valuation methodology used, evaluating the significant assumption discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumption and estimate. For the revenue growth assumption, we compared the financial projections to current industry and economic trends, the historical and post-acquisition financial performance of Quiet Logistics and the Company’s history with projections. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationships intangible asset that would result from changes in the significant assumption. We involved our valuation specialist to assist in evaluating the methodology used to estimate the fair value of the customer relationships intangible asset.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 14, 2022

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	January 29,	January 30,
(In thousands, except per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$434,770	$850,477
Merchandise inventory	553,458	405,445
Accounts receivable, net	286,683	146,102
Prepaid expenses and other	122,013	120,619
Total current assets	1,396,924	1,522,643
Operating lease right-of-use assets	1,193,021	1,155,965
Property and equipment, at cost, net of accumulated depreciation	728,272	623,808
Goodwill, net	271,416	13,267
Intangible assets, net	102,701	57,065
Non-current deferred income taxes	44,167	33,045
Other assets	50,142	29,013
Total assets	$3,786,643	$3,434,806

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$231,782	$255,912
Current portion of operating lease liabilities	311,005	328,624
Accrued compensation and payroll taxes	141,817	142,272
Unredeemed gift cards and gift certificates	71,365	62,181
Accrued income and other taxes	16,274	14,150
Other current liabilities and accrued expenses	70,628	55,343
Total current liabilities	842,871	858,482
Non-current liabilities:
Non-current operating lease liabilities	1,154,481	1,148,742
Long-term debt, net	341,002	325,290
Other non-current liabilities	24,617	15,627
Total non-current liabilities	1,520,100	1,489,659
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 168,699 and 166,335 shares outstanding, respectively	2,496	2,496
Contributed capital	636,355	663,718
Accumulated other comprehensive loss, net of tax	(40,845)	(40,748)
Retained earnings	2,203,772	1,868,613
Treasury stock, 80,867 and 83,231 shares, respectively, at cost	(1,378,106)	(1,407,414)
Total stockholders' equity	1,423,672	1,086,665
Total liabilities and stockholders’ equity	$3,786,643	$3,434,806

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands, except per share amounts)	2022	2021	2020
Total net revenue	$5,010,785	$3,759,113	$4,308,212
Cost of sales, including certain buying, occupancy and warehousing expenses	3,018,995	2,610,966	2,785,911
Gross profit	1,991,790	1,148,147	1,522,301
Selling, general and administrative expenses	1,222,000	977,264	1,029,412
Impairment, restructuring and COVID-19 related charges	11,944	279,826	80,494
Depreciation and amortization expense	166,781	162,402	179,050
Operating income (loss)	591,065	(271,345)	233,345
Interest expense (income), net	34,632	24,610	(6,202)
Other income, net	(2,489)	(3,682)	(5,731)
Income (loss) before income taxes	558,922	(292,273)	245,278
Provision (benefit) for income taxes	139,293	(82,999)	54,021
Net income (loss)	$419,629	$(209,274)	$191,257

Basic net income (loss) per common share	$2.50	$(1.26)	$1.13

Diluted net income (loss) per common share	$2.03	$(1.26)	$1.12

Weighted average common shares outstanding - basic	168,156	166,455	169,711
Weighted average common shares outstanding - diluted	206,529	166,455	170,867

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Net income (loss)	$419,629	$(209,274)	$191,257
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(97)	(7,580)	1,664
Other comprehensive (loss) gain	(97)	(7,580)	1,664
Comprehensive income (loss)	$419,532	$(216,854)	$192,921

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 2, 2019	172,436	$2,496	$574,929	$2,054,654	$(1,309,692)	$(34,832)	$1,287,555
Stock awards	—	—	22,742	—	—	—	22,742
Repurchase of common stock as part of publicly announced programs	(6,336)	—	—	—	(112,381)	—	(112,381)
Repurchase of common stock from employees	(431)	—	—	—	(8,087)	—	(8,087)
Adoption of ASC 842, net of tax	—	—	—	(44,435)	—	—	(44,435)
Reissuance of treasury stock	1,324	—	(22,175)	1,959	22,537	—	2,321
Net income	—	—	—	191,257	—	—	191,257
Other comprehensive income	—	—	—	—	—	1,664	1,664
Cash dividends and dividend equivalents ($0.55 per share)	—	—	2,360	(95,143)	—	—	(92,783)
Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	32,298	—	—	—	32,298
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(449)	—	—	—	(5,413)	—	(5,413)
Convertible Notes - Equity portion, net of tax	—	—	68,330	—	—	—	68,330
Reissuance of treasury stock	1,511	—	(15,522)	(7,551)	25,622	—	2,549
Net loss	—	—	—	(209,274)	—	—	(209,274)
Other comprehensive loss	—	—	—	—	—	(7,580)	(7,580)
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	756	(22,854)	—	—	(22,098)
Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	37,887	—	—	—	37,887
Repurchase of common stock from employees	(781)	—	—	—	(24,018)	—	(24,018)
Reissuance of treasury stock	2,798	—	(59,384)	26,490	47,427	—	14,533
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	419,629	—	—	419,629
Other comprehensive income	—	—	—	—	—	(97)	(97)
Cash dividends and dividend equivalents ($0.6775 per share)	—	—	4,010	(117,955)	—	—	(113,945)
Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672

(1)
600,000 authorized, 249,566 issued and 168,699 outstanding, $0.01 par value common stock at January 29, 2022; 600,000 authorized, 249,566 issued and 166,335 outstanding, $0.01 par value common stock at January 30, 2021; 600,000 authorized, 249,566 issued and 166,993 outstanding, $0.01 par value common stock at February 1, 2020; 600,000 authorized, 249,566 issued and 172,436 outstanding, $0.01 par value common stock at February 2, 2019. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock for all periods presented.
(2)
80,867 shares, 83,231 shares, and 82,573 shares at January 29, 2022, January 30, 2021, and February 1, 2020, respectively. During Fiscal 2021, Fiscal 2020, and Fiscal 2019, 2,798 shares, 1,511 shares, and 1,324 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Operating activities:
Net income (loss)	$419,629	$(209,274)	$191,257
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	171,151	165,580	181,379
Share-based compensation	38,153	32,778	23,038
Deferred income taxes	(12,850)	(34,890)	6,541
Loss on impairment of assets	11,944	249,163	66,252
Changes in assets and liabilities:
Merchandise inventory	(147,140)	42,156	(21,615)
Operating lease assets	296,652	226,376	261,303
Operating lease liabilities	(352,547)	(238,810)	(271,519)
Other assets	(134,152)	(107,317)	(32,845)
Accounts payable	(36,192)	(30,909)	44,949
Accrued compensation and payroll taxes	(1,412)	95,116	(38,603)
Accrued and other liabilities	50,435	12,529	5,279
Net cash provided by operating activities	303,671	202,498	415,416
Investing activities:
Acquisitions of businesses, net of cash acquired	(358,151)	—	—
Capital expenditures for property and equipment	(233,847)	(127,975)	(210,360)
Purchase of available-for-sale investments	(75,000)	(14,956)	(85,000)
Sale of available-for-sale investments	75,000	69,956	122,135
Other investing activities	(2,603)	(970)	(1,669)
Net cash used for investing activities	(594,601)	(73,945)	(174,894)
Financing activities:
Cash dividends paid	(113,945)	(22,854)	(92,783)
Repurchase of common stock from employees	(24,018)	(5,413)	(8,087)
Other financing activities	(299)	(1,199)	(94)
Net proceeds from stock options exercised	13,065	3,265	2,119
Repurchase of common stock as part of publicly announced programs	—	(20,000)	(112,381)
Proceeds from revolving line of credit and convertible notes	—	736,108	—
Principal payments on revolving line of credit	—	(330,000)	—
Net cash (used for) provided by financing activities	(125,197)	359,907	(211,226)
Effect of exchange rates on cash	420	87	(696)
Net change in cash and cash equivalents	(415,707)	488,547	28,600
Cash and cash equivalents - beginning of period	$850,477	$361,930	$333,330
Cash and cash equivalents - end of period	434,770	850,477	361,930

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended January 29, 2022

1. Business Operations

American Eagle Outfitters, Inc. (the “Company,” “we” and “our”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Todd Snyder New York, a premium menswear brand, and Unsubscribed, a new brand with a focus on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and more than 200 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to 81 countries worldwide.

AEO Direct reinforces each particular brand platform and is designed to complement the in-store experience. We offer the ability for customers to return products seamlessly via any channel regardless of where it was originally purchased. We also offer a variety of channels to fulfill customer orders. These include “ship to home”, which can be fulfilled either through our distribution centers or our store sites (buy online, ship from stores) when purchased online or through our app; “store pick-up”, which consist of online orders being fulfilled either in store or curbside, and we offer “store-to-door” capability where customers order within our store, and the goods are shipped directly to their home.

In Fiscal 2021, we acquired AirTerra, Inc. ("AirTerra") and Quiet Logistics, Inc. ("Quiet Logistics"), which together form the foundation of our "Supply Chain Platform".

2.
Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At January 29, 2022, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2022” refers to the 52-week period that will end on January 28, 2023. “Fiscal 2021” refers to the 52-week period ended January 29, 2022. “Fiscal 2020” refers to the 52-week period ended January 30, 2021. “Fiscal 2019” refers to the 52-week period ended February 1, 2020.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") 740, Income Taxes (issued under ASU 2019-12, Simplifying the Accounting for Income Taxes). This amendment removes certain exceptions to the general principles of ASC 740, and clarifies and amends the existing guidance to improve consistent application. The Company adopted the guidance effective January 31, 2021. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the accounting for convertible debt instruments. The new guidance eliminates two of the three models in ASC 470-20, Debt with Conversion and Other Options that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company will adopt ASU 2020-06 at the beginning of Fiscal 2022 using the full retrospective approach.

In April 2020, the Company issued a $415 million aggregate principal amount of convertible senior notes due 2025 (the "Notes"). The Notes are currently accounted for under the cash conversion model, which is one of the models being eliminated by ASU 2020-06. The adoption of ASU 2020-06 will result in the Notes being accounted for as a single balance in long-term debt, rather than being accounted for as separate debt and equity components.

Subsequently, the adoption of ASU 2020-06 is expected to reduce reported interest expense. For Fiscal 2021, interest expense would have decreased approximately $12 million and reported net income would have increased by $12 million, net of tax. Additionally, as a result of this adoption we are required to use the "if-converted" method of calculating EPS. This method requires us to consider the Notes as fully converted in shares in our diluted EPS denominator. The dilutive effect of the Notes will increase to approximately 49 million dilutive shares, or an incremental 15 million shares compared to the dilutive effect as of January 29, 2022. The "if-converted" method also requires us to add back interest expense of the Notes, net of tax, to the numerator when calculating diluted EPS.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into United States dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Refer to Note 12 to the Consolidated Financial Statements for information regarding comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Refer to Note 4 to the Consolidated Financial Statements for information regarding cash and cash equivalents.

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

Property and Equipment

Property and equipment are recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment	Five years
Information technology	Three - five years

As of January 29, 2022, the weighted average remaining useful life of our assets was approximately 6.3 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use "ROU" assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of Operating income (loss) within Impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 17 to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2021, Fiscal 2020 and Fiscal 2019.

Goodwill and Intangible Assets, net

The Company’s goodwill is primarily related to the acquisition of its Supply Chain Platform, in Fiscal 2021 as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below it's carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of January 29, 2022. As a result, there was no goodwill impairment charge recorded during Fiscal 2021 or Fiscal 2020. During Fiscal 2019, the Company concluded that certain goodwill was impaired resulting in a $1.7 million charge included within Impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

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

Refer to Note 3 to the Consolidated Financial Statements for additional information regarding acquisitions and Note 9 to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

Gift Cards

Revenue is not recorded on the issuance of gift cards. The value of a gift card is recorded as a current liability upon issuance and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates gift card breakage and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue.

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded $10.3 million, $8.8 million, and $9.5 million during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, of revenue related to gift card breakage.

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

Leases

The Company leases all store premises, regional distribution facilities, some of its office space and certain information technology and office equipment. These leases are generally classified as operating leases.

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

Refer to Note 11 to the Consolidated Financial Statements for additional information.

Lease Modifications and COVID-19

The FASB staff issued a Q&A document in April 2020 providing guidance on how to apply the lease modification guidance in ASC 842 to rent concessions arising from the COVID-19 pandemic, allowing companies to elect accounting for the concessions as if enforceable rights and obligations existed, regardless of whether they are explicitly stated in the lease contract. Per the FASB staff Q&A guidance, entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

During Fiscal 2020:

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

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Beginning balance	$8,377	$5,825	$4,620
Returns	(149,988)	(107,700)	(121,513)
Provisions	150,779	110,252	122,718
Ending balance	$9,168	$8,377	$5,825

The presentation on a gross basis consists of a separate right of return asset and liability. These amounts are recorded within (i) prepaid expenses and other and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the Company’s effective income tax rate.

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

Refer to Note 15 to the Consolidated Financial Statements for additional information.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs, and other promotional costs are expensed when the marketing campaign commences. As of January 29, 2022 and January 30, 2021, the Company had prepaid advertising expense of $6.1 million and $5.7 million, respectively. All other advertising costs are expensed as incurred. The Company recognized $173.6 million, $150.0 million, and $151.5 million in advertising expense during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.

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

Other Income, Net

Other income, net consists primarily of allowances for uncollectible receivables, foreign currency fluctuations and changes in other non-operating items

Legal Proceedings and Claims

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts paid during the respective periods:

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Cash paid during the periods for:
Income taxes	$182,656	$4,191	$69,689
Interest	$8,729	$10,316	$828

Segment Information

We have two reportable segments: American Eagle and Aerie. For additional information, regarding the Company’s segment and geographic information, refer to Note 16 to the Consolidated Financial Statements.

3. Acquisitions

On December 29, 2021, the Company completed the acquisition of Quiet Logistics, Inc. and certain other strategic investments pursuant to a Stock Purchase Agreement, dated as of November 1, 2021. Quiet Logistics is a leading logistics company that operates a network of in-market fulfillment centers in Boston, Chicago, Los Angeles, Dallas, St. Louis and

Jacksonville, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options to customers and stores.

At the closing of the transaction, the Company acquired from the sellers all of the issued and outstanding shares of capital stock of Quiet Logistics and certain equity interests in two related strategic investments.

The aggregate purchase price paid at the closing, after giving effect to estimated adjustments in respect of working capital and other customary matters, was approximately $360.6 million in cash.

In accordance with ASC 805, Business Combinations ("ASC 805"), the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date), as permitted by ASC 805.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change:

Current assets:
Cash and cash equivalents	$3,857
Accounts Receivable	23,207
Prepaid expenses	3,210
Total current assets	$30,274

Property and equipment	$28,728
Intangible assets	51,500
Goodwill	255,133
Other long-term assets	112,215
Total Assets	$477,850

Current liabilities	$29,819
Total long-term liabilities	87,415
Total Liabilities	$117,234

Total purchase price	$360,616

The preliminary purchase price allocation included $51.5 million of acquired intangible assets, of which $39.0 million was provisionally assigned to customer relationships and $12.5 million was provisionally assigned to trade names, which were both recognized at fair value on the acquisition date. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flows are based on estimates used to price the Quiet Logistics acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted-average cost of capital of 14.5%. Additionally, the significant assumption used to determine the fair value of the customer relationships intangible asset was revenue growth. This significant assumption is forward-looking and could be affected by future economic and market conditions. The customer relationships and trade name intangible assets are subject to useful lives of 10 and 15 years, respectively. The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

In accordance with ASC 350, the $255.1 million of goodwill that was associated with the Quiet Logistics acquisition was assigned to the reporting units that benefited from the acquisition, namely the AE, Aerie and the Supply Chain Platform reporting units in the amounts of $101.6 million, $110.6 million and $42.9 million, respectively. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Quiet Logistics. None of the goodwill is expected to be deductible for income tax purposes.

On May 3, 2021 the Company completed the acquisition of AirTerra, Inc. AirTerra is a logistics and supply chain platform that solves ecommerce fulfillment and shipping challenges in a unique and innovative way for retailers and brands of all sizes. The aggregate purchase price paid at closing was $3.0 million.

Together, the Quiet Logistics and AirTerra acquisitions represent an important step in building our Supply Chain Platform, as part our ongoing supply chain transformation strategy of leveraging scale and innovation to help us manage costs and improve service.

Pro forma results for acquisitions completed during the year ended January 29, 2022 were determined not to be material.

4. Cash and Cash Equivalents

The following table summarizes the fair market value of our cash and short-term investments, which are recorded on the Consolidated Balance Sheets:

	January 29,	January 30,
(In thousands)	2022	2021
Cash and cash equivalents:
Cash	$138,758	$524,970
Interest bearing deposits	296,012	275,507
Certificates of deposit	—	50,000
Total cash and cash equivalents	$434,770	$850,477

5. Fair Value Measurements

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

The Company’s cash equivalents and short-term investments are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding cash equivalents and short-term investments.

The Company had no other financial instruments that required fair value measurement for any of the periods presented.

Long-Term Debt

As of January 29, 2022, the Company had no outstanding borrowings under its revolving credit facilities.

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

Refer to Note 10 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2021, the Company recorded asset impairment charges of $11.9 million, primarily related to retail store property and equipment, and operating lease ROU assets. The assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

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

The fair value of the Company’s store assets in Fiscal 2021 and Fiscal 2020 was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

6. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands, except per share amounts)	2022	2021	2020
Weighted average common shares outstanding:
Basic number of common shares outstanding	168,156	166,455	169,711
Dilutive effect of convertible notes	34,003	—	—
Dilutive effect of stock options and non-vested restricted stock	4,370	—	1,156
Diluted number of common shares outstanding	206,529	166,455	170,867

Anti-Dilutive Shares*	202	14,259	700

*In Fiscal 2020, there were 1.9 million potentially dilutive equity awards and 12.4 million potentially dilutive shares from the Company’s Notes that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive. For all other periods, anti-dilutive shares relate to stock options and unvested restricted stock.

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

Refer to Note 10 and Note 13 to the Consolidated Financial Statements for additional information regarding the Notes and share-based compensation.

7. Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	January 29,	January 30,
(In thousands)	2022	2021
Tax and other government refunds	$75,137	$12,394
Franchise & license receivables	71,371	48,046
Credit card program receivable	39,507	19,481
Merchandise sell-offs and vendor receivables	37,707	45,096
Landlord construction allowances	24,285	12,844
Supply Chain Platform receivables	16,095	—
Gift card receivable	12,771	1,544
Other items	9,810	6,697
Total	$286,683	$146,102

8. Property and Equipment, net

Property and equipment, net consists of the following:

	January 29,	January 30,
(In thousands)	2022	2021
Land	$17,910	$17,910
Buildings	219,194	216,429
Leasehold improvements	739,245	689,885
Fixtures and equipment	1,496,972	1,325,711
Construction in progress	7,117	1,039
Property and equipment, at cost	$2,480,438	$2,250,974
Less: Accumulated depreciation	(1,752,166)	(1,627,166)
Property and equipment, net	$728,272	$623,808

Depreciation expense is as follows:

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Depreciation expense	$161,492	$159,413	$178,038

Additionally, during Fiscal 2021, Fiscal 2020, and Fiscal 2019, the Company recorded $4.4 million, $2.2 million and $4.3 million, respectively, related to asset write-offs within depreciation and amortization expense.

9. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	January 29, 2022				January 30, 2021
(In thousands)	American Eagle	Aerie	Corporate and Other(2)	Total	American Eagle	Aerie	Corporate and Other(2)	Total
Goodwill, net beginning balance	$13,267	$—	$—	$13,267	$13,157	$—	$—	$13,157
Additions from acquisitions	101,600	110,600	45,933	258,133	—	—	—	—
Foreign currency fluctuation	16	—	—	16	110	—	—	110
Goodwill, net ending balance	$114,883	$110,600	$45,933	$271,416	$13,267	$—	$—	$13,267

(1) Beginning balance for both periods include accumulated impairment of $4.2 million

(2) Corporate and Other includes goodwill allocated to the Supply Chain Platform reporting unit, which has been identified as a separate operating segment, but is not material to disclose as a separate reportable segment.

	January 29,	January 30,
(In thousands)	2022	2021
Intangible assets, beginning balance, at cost	$57,065	$39,847
Additions	52,580	20,978
Amortization	(6,944)	(3,760)
Intangible assets, net (1)	$102,701	$57,065

(1) The ending balance includes accumulated amortization of $42.1 million and $35.6 million as of January 29, 2022 and January 30, 2021. respectively.

Amortization expense is as follows:

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Amortization expense	$6,468	$3,752	$4,184

The table below summarizes the estimated future amortization expense for intangible assets existing as of January 29, 2022 for the next five Fiscal Years:

Future
(In thousands)	Amortization
2022	$6,935
2023	$6,845
2024	$6,722
2025	$6,586
2026	$6,463

10. Long-Term Debt, Net

The Company’s long-term debt consisted of the following as of January 29, 2022:

	January 29,	January 30,
(In thousands)	2022	2021
Convertible senior notes principal	$412,025	$415,025
Less: unamortized discount	71,023	89,735
Total long-term debt, net	$341,002	$325,290

Convertible Senior Notes - Equity portion, net of tax	58,454	68,330

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

The Company does not have the right to redeem the Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the fortieth scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the Notes, at its option, for cash, if the last reported sale price of AEO’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their Notes for approximately 117.9 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $8.48 per share.

The Company has the right to settle conversions in any combination of cash and shares of common stock. However, the Company intends to settle the original principal portion of the Notes in cash and any conversion value above the principal in stock. Because of this repayment policy, only the conversion spread portion of the amount owed is reflected as dilutive in earnings per share.

The effective interest rate for the Notes is 10.0% and we calculated the effective yield using a market approach. The remaining amortization period of the discount was 3.25 years as of January 29, 2022.

Interest expense for the Notes was:

	January 29,	January 30,
(In thousands)	2022	2021
Cash based interest	$15,431	$11,857
Amortization of discount (non-cash)	18,520	12,517
Total interest expense	$33,951	$24,374

The following table discloses conversion amounts if the Notes were all converted as of the end of the period:

January 29,
(In thousands, except per share amounts)	2022
Number of shares convertible	48,574
Conversion price per share	8.48
Value in excess of principal if converted	807,470

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

As of January 29, 2022, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of January 29, 2022.

11. Leases

The Company leases all store premises, regional distribution facilities, some of its office space and certain information technology and office equipment. These leases are generally classified as operating leases.

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

	For the Year Ended
	January 29,	January 30,
(In thousands)	2022	2021
Lease costs
Operating lease costs	$328,868	$325,005
Variable lease costs	121,118	98,057
Short-term leases and other lease costs	11,927	11,090
Total lease costs	$461,913	$434,152

Other information
Cash paid for operating lease liability	$(363,468)	$(331,543)
New operating lease ROU assets entered into during the period	$336,546	$116,128

The following table contains the average remaining lease term and discount rate, weighted by outstanding operating lease liability as of the end of the period:

Lease term and discount rate	January 29, 2022
Weighted-average remaining lease term - operating leases	5.3 years
Weighted-average discount rate - operating leases	4.7%

The table below is a maturity analysis of the operating leases in effect as of the end of the period. Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
January 29, 2022
(In thousands)
Fiscal years:
2022	$335,219
2023	337,945
2024	252,800
2025	211,885
2026	174,747
Thereafter	340,353
Total undiscounted cash flows	$1,652,949
Less: discount on lease liability	(187,463)
Total lease liability	$1,465,486

12. Other Comprehensive Loss

The accumulated balances of other comprehensive loss included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	Benefit	Comprehensive
(In thousands)	Amount	(Expense)	Loss
Balance at February 2, 2019	$(35,804)	972	$(34,832)
Foreign currency translation gain (1)	2,094	—	2,094
Loss on long-term intra-entity foreign currency transactions	(577)	147	(430)
Balance at February 1, 2020	$(34,287)	$1,119	$(33,168)
Foreign currency translation loss (1)	(7,053)	—	(7,053)
Loss on long-term intra-entity foreign currency transactions	592	(1,119)	(527)
Balance at January 30, 2021	$(40,748)	$—	$(40,748)
Foreign currency translation loss (1)	(1,003)	—	(1,003)
Loss on long-term intra-entity foreign currency transactions	906	—	906
Balance at January 29, 2022	$(40,845)	$—	$(40,845)

(1)
Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in a subsidiary.

13. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $38.2 million ($28.8 million, net of tax), $32.8 million ($24.6 million, net of tax), and $23.0 million ($17.9 million, net of tax), respectively.

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

At January 29, 2022, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2020 Stock Award and Incentive Plan (“2020 Plan”)

The 2020 Plan was approved by the stockholders on April 13, 2020. The 2020 Plan authorized 10.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2020 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m), (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2020 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2020 Plan. The 2020 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $750,000 in any single fiscal year. Through January 29, 2022, approximately 2.0 million shares of restricted stock and approximately 1.2 million shares of common stock had been granted under the 2020 Plan to employees and directors. Approximately 40% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 60% of the restricted stock awards are time-based and 97% vest ratably over three years and 3% vest over a period of one to two years.

2017 Stock Award and Incentive Plan (“2017 Plan”)

The 2017 Plan was approved by the stockholders on May 23, 2017. The 2017 Plan authorized 11.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2017 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m) (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2017 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2017 Plan. The 2017 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value $750,000 in any single fiscal year. Through January 30, 2021, approximately 7.7 million shares of restricted stock and approximately 3.5 million shares of common stock had been granted under the 2017 Plan to employees and directors. Approximately 80% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 20% of the restricted stock awards are time-based and 98% vest ratably over three years and 2% vest over a period of one to two years. After April 13, 2020, no new awards may be granted under the 2017 Plan and all outstanding awards at that time continued in force and operation in accordance with their respective terms.

Stock Option Grants

The Company has granted time-based stock options under the 2017 and 2020 Plans. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier.

A summary of the Company’s stock option activity under the 2017 and 2020 Plans for Fiscal 2021 follows:

	For the Year Ended January 29, 2022
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 30, 2021	3,940	$14.87
Granted	478	$31.46
Exercised (1)	(771)	$16.33
Cancelled	—	$—
Outstanding - January 29, 2022	3,647	$16.74	4.3	$24,980
Vested and expected to vest - January 29, 2022	2,513	$16.62	3.1	$13,231
Exercisable - January 29, 2022 (2)	1,788	$16.28	1.6	$10,949

(1)
Options exercised during Fiscal 2021 ranged in price from $8.62 to $21.41.

(2)
Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price on January 29, 2022.

The weighted-average grant date fair value of stock options granted during Fiscal 2021 and Fiscal 2020 was $11.68 and $3.06, respectively. The aggregate intrinsic value of options exercised during Fiscal 2021, Fiscal 2020, and Fiscal 2019 was $12.8 million, $0.7 million and $0.8 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $13.1 million and $4.5 million, respectively, for Fiscal 2021. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.3 million and $1.2 million, respectively, for Fiscal 2020. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $2.1 million and $1.2 million, respectively, for Fiscal 2019.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended
	January 29,	January 30,
Black-Scholes Option Valuation Assumptions	2022	2021
Risk-free interest rates (1)	0.9%	0.3 - 0.6%
Dividend yield	1.6%	3.5 - 6.0%
Volatility factors of the expected market price of the Company's common stock (2)	50.7%	43.1 - 48.7%
Weighted-average expected term (3)	4.5 years	4.4 years

(1)
Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)
Based on the historical volatility of the Company’s common stock.
(3)
Represents the period of time options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

As of January 29, 2022, there was $6.5 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

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

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance- Based Restricted Stock Units
	For the year ended		For the year ended
	January 29, 2022		January 29, 2022
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - January 30, 2021	3,698	$12.42	1,868	$17.44
Granted	724	32.40	339	39.54
Vested	(1,483)	14.92	(418)	22.22
Cancelled/Forfeited	(237)	14.20	(327)	18.56
Non-vested - January 29, 2022	2,702	$16.25	1,462	$20.95

As of January 29, 2022, there was $25.8 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.8 years. Based on current probable performance, there is $6.9 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three-year period.

As of January 29, 2022, the Company had 7.5 million shares available for all equity grants.

14. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 years of age. In addition, full-time employees need to have completed 30 days of service and part-time employees must complete 1,000 hours of service within a 12-month period. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to Internal Revenue Service (“IRS) limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan. Employees are 100% vested in the Company match after 2 years. Contributions to the profit sharing plan, as determined by the Board, are discretionary. The Company recognized $14.7 million, $13.3 million and $11.5 million in expense during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, in connection with the Retirement Plan.

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

15. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly changed U.S. international tax laws for tax years beginning after December 31, 2017 and included a provision designed to currently tax global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders. The Company has elected to treat GILTI as a period expense, and the effect of the GILTI inclusion for Fiscal 2021 is not material.

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

The components of income (loss) before income taxes are:

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
U.S.	$520,952	$(294,208)	$229,906
Foreign	37,970	1,935	15,372
Total	$558,922	$(292,273)	$245,278

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 29,	January 30,
(in thousands)	2022	2021
Deferred tax assets:
Operating lease ROU assets	$380,117	$389,604
Net Operating Loss	27,643	10,160
Employee compensation and benefits	20,521	3,124
Accruals not currently deductible	11,645	8,538
Deferred compensation	8,429	7,400
Other long term assets	8,208	—
State tax credits	7,546	7,407
Inventories	5,220	3,267
Capital Loss	4,213	4,471
Allowance for Doubtful Accounts	3,201	750
Foreign tax credits	2,982	943
Other	5,757	2,093
Gross deferred tax assets	485,482	437,757
Valuation allowance	(25,628)	(12,263)
Total deferred tax assets	459,854	425,494
Deferred tax liabilities:
Operating lease liabilities	$(308,299)	$(310,888)
Property and equipment	(87,192)	(56,487)
Convertible Senior Note	(15,384)	(20,589)
Prepaid expenses	(2,215)	(2,294)
Other	(2,597)	(2,191)
Total deferred tax liabilities	$(415,687)	$(392,449)
Total deferred tax assets, net	$44,167	$33,045

The increase in net deferred tax assets was primarily due to an increase in federal net operating loss carryovers related to the acquisition of Quiet Logistics, Inc. and employee compensation and benefits, partially offset by an increase in property and equipment.

As of January 29, 2022, the Company had deferred tax assets related to federal, state and foreign net operating loss carryovers of $15.3 million, $6.1 million and $6.2 million, respectively that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers expire in future years and some have an indefinite carryforward period. Management believes it is more likely than not that a portion of state net operating loss and the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, a valuation allowance of $2.7 million has been recorded on the deferred tax assets related to a portion of the state net operating loss carryovers as of January 29, 2022. Further, valuation allowances of $6.1 million and $4.3 million have been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers as of January 29, 2022 and January 30, 2021 respectively. We also provided for valuation allowances of approximately $1.6 million and $0.8 million related to other foreign deferred tax assets as of January 29, 2022 and January 30, 2021, respectively.

The Company had foreign tax credit carryovers in the amount of $3.0 million and $0.9 million as of January 29, 2022 and January 30, 2021, respectively. The foreign tax credit carryovers begin to expire in Fiscal 2028 to the extent not utilized. Management believes it is more likely than not that a certain category of foreign tax credit carryover will not reduce future years’ tax liabilities. As such, valuation allowances of $1.0 million and $0.9 million have been recorded on the deferred tax assets related to the foreign tax credit carryovers as of January 29, 2022 and January 30, 2021, respectively.

The Company had state income tax credit carryforwards of $7.5 million (net of federal tax) and $7.4 million (net of federal tax) as of January 29, 2022 and January 30, 2021, respectively. These income tax credits can be utilized to offset future state income taxes, with the majority having a carryforward period of 16 years. They will begin to expire in Fiscal 2024. Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $1.8 million and $1.8 million have been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers as of January 29, 2022 and January 30, 2021, respectively.

The Company had U.S. and state capital losses carryforwards of $4.2 million and $4.5 million as of January 29, 2022 and January 30, 2021, respectively. Generally, the capital losses have a carryforward period of 5 years. The Company has recorded a valuation allowance for $4.2 million and $4.5 million as of January 29, 2022 and January 30, 2021, respectively, on the deferred tax asset attributable to these capital losses. In Fiscal 2021, the Company recorded a deferred tax asset of $8.2 million for other long term assets related to the acquisition of Quiet Logistics, Inc. and certain other strategic investments. Management believes it is more likely than not that these other long term assets will not reduce future years’ tax liabilities. As such, the Company recorded a valuation allowance for $8.2 million as of January 29, 2022 for the deferred tax asset attributable to these assets.

Significant components of the provision (benefit) for income taxes are as follows:

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Current:
Federal	$107,493	$(59,080)	$25,745
Foreign taxes	19,671	7,443	8,137
State	24,979	3,528	13,598
Total current	152,143	(48,109)	47,480
Deferred:
Federal	$(12,637)	$(17,286)	$12,289
Foreign taxes	(1,284)	(4,622)	(1,213)
State	1,071	(12,982)	(4,535)
Total deferred	(12,850)	(34,890)	6,541
(Benefit) Provision for income taxes	$139,293	$(82,999)	$54,021

As of January 29, 2022, the undistributed earnings of the Company’s foreign subsidiaries were approximately $87.8 million. The Company intends to permanently reinvest a portion of its earnings outside of the United States for the foreseeable future. On the remaining earnings, the Company has not recognized deferred tax expense because we expect any potential distribution to be made from previously taxed earnings, or qualify for the 100 percent dividends received deduction, along with negligible foreign withholding taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Unrecognized tax benefits, beginning of the year balance	$2,563	$2,781	$6,534
Increases in current period tax positions	251	602	422
Increases in tax positions of prior periods	688	1	151
Settlements	0	(450)	(2,223)
Lapse of statute of limitations	(93)	(289)	(720)
Decreases in tax positions of prior periods	(150)	(82)	(1,383)
Unrecognized tax benefits, end of the year balance	$3,259	$2,563	$2,781

As of January 29, 2022, the gross amount of unrecognized tax benefits was $3.3 million, of which $2.6 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of January 30, 2021 was $2.6 million, of which $2.0 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits increased by $0.7 million during Fiscal 2021, decreased by $0.2 million during Fiscal 2020, and increased by $3.8 million during Fiscal 2019. Over the next twelve months, the Company believes it is reasonably possible that the unrecognized tax benefits could decrease by as much as $1.0 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheets were $0.9 million and $0.7 million as of January 29, 2022 and January 30, 2021, respectively. An immaterial amount of interest and penalties was recognized in the provision (benefit) for income taxes during Fiscal 2021, Fiscal 2020, and Fiscal 2019.

The Company and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The IRS has completed examinations through February 1, 2020. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before Fiscal 2016 (ended January 28, 2017). Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	For the Years Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	4.1	3.1	3.6
Foreign rate differential	0.6	0.3	(0.6)
International provisions of Tax Act	(0.5)	0.0	(2.1)
Rate differential on CARES Act NOL carryback	0.0	8.1	0.0
Valuation allowance changes, net	0.2	(2.6)	0.3
Non-deductible executive compensation	1.3	(2.1)	0.6
Change in unrecognized tax benefits	0.1	(0.1)	0.1
Share Based Payments	(0.8)	0.4	(0.5)
Other	(1.1)	0.3	(0.4)
	24.9%	28.4%	22.0%

The Company recorded income tax expense of $139.3 million (an effective tax rate of 24.9%) in Fiscal 2021, compared to an income tax benefit of $83.0 million (an effective tax benefit rate of 28.4%) in Fiscal 2020, and income tax expense of $54.0 million (an effective tax rate of 22.0%) in Fiscal 2019.

16. Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder brand, Unsubscribed brand, and Supply Chain Platform have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they have been included in the Corporate and Other category, as permitted by ASC 280.

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income (loss) of each segment. Adjusted operating income (loss) is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment, restructuring and COVID-19 related charges. Adjusted operating income (loss) is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. Adjusted operating income (loss) on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income (loss) as presented on the Consolidated Financial Statements.

Reportable segment information is presented in the following table:

(in thousands)	American Eagle	Aerie	Corporate and Other(1)	Total(2)
For the year ended January 29, 2022
Total net revenue	$3,555,706	$1,376,269	$78,810	$5,010,785
Operating income (Ioss)	$785,729	$212,287	$(406,951)	$591,065
Asset Impairment	$10,231	$1,713	$-	$11,944
Adjusted operating income (loss)	$795,960	$214,000	$(406,951)	$603,009
Depreciation and Amortization	$59,641	$33,834	$73,306	$166,781
Capital expenditures	$47,106	$80,062	$106,679	$233,847

For the year ended January 30, 2021
Total net revenue	$2,733,849	$989,989	$35,275	$3,759,113
Operating income (Ioss)	$93,029	$60,298	$(424,672)	$(271,345)
Impairment, restructuring and COVID-19 related charges	$144,486	$52,849	$82,491	$279,826
Adjusted operating income (loss)	$237,515	$113,147	$(342,181)	$8,481
Depreciation and Amortization	$63,019	$26,647	$72,736	$162,402
Capital expenditures	$36,606	$32,723	$58,646	$127,975

For the year ended February 1, 2020
Total net revenue	$3,479,592	$801,035	$27,585	$4,308,212
Operating income (loss)	$484,078	$47,465	$(298,198)	$233,345
Impairment and restructuring charges	$41,657	$20,261	$18,576	$80,494
Adjusted operating Income (loss)	$525,735	$67,726	$(279,622)	$313,839
Depreciation and Amortization	$75,889	$22,578	$80,583	$179,050
Capital expenditures	$98,699	$56,283	$55,378	$210,360

(1)
Corporate and Other includes revenue and operating results of the Todd Snyder brand, Unsubscribed brand, and Supply Chain Platform, which have been identified as separate operating segments, but are not material to disclose as separate reportable segments. Corporate operating costs represents certain costs that are not directly attributable to another reportable segment.

(2)
The difference between Operating income (loss) and Income (loss) before income taxes includes the following, which are not allocated to our reportable segments:

- For Fiscal 2021: interest expense (income), net of $34.6 million and other income, net of $2.5 million

- For Fiscal 2020: interest expense (income), net of $24.6 million and other income, net of $3.7 million

- For Fiscal 2019: interest expense (income), net of ($6.2) million and other income, net of $5.7 million

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brands merchandise which comprises approximately 98% of total net revenue.

The following tables present summarized geographical information.

	For the Years Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Total net revenue:
United States	$4,336,806	$3,295,028	$3,710,270
Foreign (1)	673,979	464,085	597,942
Total net revenue	$5,010,785	$3,759,113	$4,308,212

(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	January 29,	January 30,
(In thousands)	2022	2021
Long-lived assets, net:
United States	$2,137,835	$1,705,561
Foreign	157,575	144,544
Total long-lived assets, net	$2,295,410	$1,850,105

17.
Impairment, Restructuring and COVID-19 Related Charges

The following table represents impairment, restructuring and COVID-19 related charges. All amounts were recorded within impairment, restructuring and COVID-19 related charges on the Consolidated Statements of Operations, unless otherwise noted.

	For the years ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Long-lived asset Impairment charges (1)	$11,944	$249,163	$66,252
Incremental COVID-19 related expenses(2)	—	26,930	—
Severance and related employee costs	—	3,733	6,691
Other restructuring charges(3)	—	—	7,551
Total impairment, restructuring, and COVID-19 related charges	$11,944	$279,826	$80,494

(1)
The Company recorded impairment charges of $11.9 million in Fiscal 2021, primarily related to store property and equipment and operating lease ROU assets.

(2)
In Fiscal 2020, the Company recorded impairment charges of $249.2 million. Included in this amount are retail store impairment charges of $203.2 million, of which $154.8 million relates to operating lease ROU assets and $48.4 million relates to store property and equipment (fixtures and equipment and leasehold improvements). We also recorded $28.0 million related to the impairment of certain corporate property and equipment, as well as $18.0 million of certain cost and equity method investments.

(3)
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

(4)
Incremental COVID-19 related expenses consisting of personal protective equipment and supplies for our associates and customers.

(5)
Other restructuring charges consists of $4.2 million of joint business venture exit charges, $1.8 million of Japan market transition costs and $1.5 million of China restructuring in Fiscal 2019.

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

January 29,
(In thousands)	2022
Accrued liability as of January 30, 2021	$2,812
Add: Costs incurred, excluding non-cash charges	1,367
Less: Cash payments and adjustments	(2,812)
Accrued liability as of January 29, 2022	$1,367

The accrued liability as of January 30, 2021 relates to previous restructuring activities disclosed in the Company’s Fiscal 2020 Form 10-K, which remained unpaid at the beginning of Fiscal 2021.

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

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Management has excluded Quiet Logistics from its assessment of internal control over financial reporting as of January 29, 2022 because the Company acquired Quiet Logistics effective December 29, 2021. Quiet Logistics constituted 7% and 10% of total assets and total net assets, respectively, as of January 29, 2022 and 0.2% and -0.6% of total net revenue and net income, respectively, for the year then ended.

Our Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2022. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of January 29, 2022, which is included herein.

Changes in Internal Control over Financial Reporting

On December 29, 2021, we completed the acquisition of Quiet Logistics, which includes its existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended January 29, 2022, we have excluded Quiet Logistics from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Quiet Logistics’ historical internal control over financial reporting with ours. The integration may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our internal control over financial reporting. We expect to complete this integration in Fiscal 2022. For the fiscal year ended January 29, 2022, Quiet Logistics accounted for $8.4 million of our total net revenue and, as of January 29, 2022, had total assets of $259.7 million.

Other than as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quiet Logistics, Inc., which is included in the fiscal 2021 consolidated financial statements of the Company and constituted 7% and 10% of total assets and total net assets, respectively, as of January 29, 2022 and 0.2% and -0.6% of total net revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Quiet Logistics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 14, 2022

Item 9B. Other Information.

The information set forth below is included herein, by our option, for the purpose of providing disclosure under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Effective March 10, 2022, the Compensation Committee of the Board of Directors adopted the American Eagle Outfitters, Inc. Annual Cash Incentive Compensation Plan (the “Annual Plan”). Under the Annual Plan, eligible associates of the Company, including all executive officers, are eligible to receive annual cash incentive compensation awards based on the attainment of performance goals that may from time to time be set by the Committee or its delegatee. Performance goals and target bonus amounts may differ among participants, and may include the following: (i) earnings or profitability measures; (ii) expense and efficiency measures; (iii) return measures; (iv) cash flow measures; (v) achievement of balance sheet, income statement, or cash-flow statement objectives; (vi) strategic or operational business criteria; and (vii) other financial, operational, strategic or individual performance criteria, which may include criteria based on environmental, social and governance objectives.

The foregoing description of the Annual Plan is qualified in its entirety by reference to the full text of the Annual Plan, a copy of which is included as Exhibit 10.20 to this Annual Report and incorporated herein by reference

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after January 29, 2022 and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Part II Item 8, Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021

Consolidated Statements of Operations for the fiscal years ended January 29, 2022, January 30, 2021 and February 2, 2020

Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

Notes to Consolidated Financial Statements

(a) (2) Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(a) (3) Exhibits

Exhibit Number	Description
2.1-

Stock Purchase Agreement, dated November 1, 2021, by and among The Original Real Co., Quiet Holdings, LLC, Quiet Global Holdings, LLC, Quiet Logistics, Inc. and, solely for the purposes of guaranteeing certain obligations of Buyer, American Eagle Outfitters, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 2, 2021 (SEC File No. 001-33338))

3.1

Amended and Restated Certificate of Incorporation of American Eagle Outfitters, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on September 6, 2007 (SEC File No. 001-33338))

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

4.2	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

4.3

Indenture, dated as of April 27, 2020, between American Eagle Outfitters, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 28, 2020 (SEC File No. 001-33338))

4.4

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

10.4^	American Eagle Outfitters, Inc. Deferred Compensation Plan, Amended and Restated January 28, 2021

10.5^	American Eagle Outfitters, Inc. Form of Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2006 (SEC File No. 001-33338))

10.6^	Form of Change in Control Agreement dated April 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2010 (SEC File No. 001-33338))

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

10.9^	Letter Agreement with Chad Kessler dated December 2, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.10^	Letter Agreement with Jennifer Foyle dated June 25, 2010 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.11^	Form of 2016 Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 10, 2017 (SEC File No. 001-33338))

10.12^

American Eagle Outfitters, Inc. 2017 Stock Award and Incentive Plan (as amended and restated effective March 14, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on June 1, 2018 (SEC File No. 001-33338))

10.13^

Form of Notice of Grant of Time-Based Restricted Stock Units and Restricted Stock Units Awards Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on June 1, 2018 (SEC File No. 001-33338))

10.14^

Form of Notice of Grant of Performance-Based Restricted Stock Units and Restricted Stock Units Awards Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on June 1, 2018 (SEC File No. 001-33338))

10.15^	Form of Notice of Grant of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on June 1, 2018 (SEC File No. 001-33338))

10.16^

Notice of Long Term Incentive Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

10.17^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

10.18^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

10.19^	American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference as Exhibit 99.1 to the Company’s Form S-8 filed on June 4, 2020 (SEC File No. 333-238942))

10.20^* 10.21^ 10.22^ 10.23^

American Eagle Outfitters, Inc. Annual Cash Incentive Compensation Plan

Letter Agreement with Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

Change in Control Agreement between American Eagle Outfitters, Inc. and Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

Form of 2021 Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

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

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 29, 2022, formatted as Inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021, (ii) Consolidated Statements of Operations for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, and (v) Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 29, 2022, formatted in Inline XBRL and contained in Exhibit 101

- Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

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
Jay L. Schottenstein
Chief Executive Officer

Dated March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2022.

Signature		Title

/s/ Jay L. Schottenstein		Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)
Jay L. Schottenstein

/s/ Michael A. Mathias		Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Michael A. Mathias

/s/ James H. Keefer		Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
James H. Keefer

	*	Director
Sujatha Chandrasekaran

	*	Director
Steven A. Davis
	*	Director
Deborah A. Henretta

	*	Director
Cary D. McMillan

	*	Director
Janice E. Page

	*	Director
David M. Sable
	*	Director
Noel J. Spiegel

*By:	/s/ Michael A. Mathias
Michael A. Mathias,
Attorney-in-Fact