Form 10-Q
period 2022-04-30
AMERICAN EAGLE OUTFITTERS INC
filed 2022-05-26
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 169,402,025 Common Shares were outstanding at May 23, 2022.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately 10 to 20 American Eagle stores and approximately 40 Aerie locations and over 40 OFFLINETM stores, which will be a mix of stand-alone and Aerie side-by-side locations, during Fiscal 2022;
•
the anticipated selection of approximately 15 to 30 American Eagle and Aerie stores in the U.S. and Canada for remodeling during Fiscal 2022;
•
the potential closure of approximately 30 to 50 American Eagle stores at the expiration of their lease terms, primarily in North America, during Fiscal 2022;
•
the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•
our plans to transform our supply chain platform;
•
our acquisitions' ability to achieve expected results;
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

Our forward-looking statements surrounding the novel strain of coronavirus ("COVID-19") include, but are not limited to, statements about:

•
the ongoing impact of the COVID-19 pandemic on global economic conditions, our customers’ discretionary income, and freedom of movement;
•
the currently unknown duration of the COVID-19 pandemic, including a potential resurgence in the second quarter of Fiscal 2022 or beyond;
•
the impact of governmental regulations that have been, and may in the future be, imposed in response to the COVID-19 pandemic, including regulations that could adversely affect our business or cause us to cease our digital business if we are required to close our distribution and fulfillment centers or are otherwise unable to acquire or deliver merchandise, or to close our retail stores;
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

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•
the risk that our inability to anticipate and respond to changing consumer preferences and fashion trends and fluctuations in consumer demand in a timely manner could adversely impact our business and results of operations;
•
the risk that the ongoing COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and results of operations;
•
the risk that vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, financial conditions and results of operations;
•
the risk that global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences could have a material adverse effect on our business, results of operations and financial condition;
•
the risk that recent inflationary pressures could have a material adverse effect on demand based on pricing actions and operating measures taken to mitigate inflation's impact;
•
the risk that seasonality may cause sales to fluctuate and negatively impact our results of operations;
•
the risks associated with operating in a highly competitive industry, as we face significant pricing pressures from existing and new competitors;
•
the risk that our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, armed conflicts, including the war in Ukraine, or other catastrophic events;
•
the risk that impairment to goodwill, intangible assets, and other long-lived assets could adversely impact our profitability;
•
the risk that our inability to grow our digital channels and leverage omni-channel capabilities could adversely impact our business;
•
the risk that failure to define, launch and communicate a brand relevant customer experience could have a negative impact on our growth and profitability;
•
the risk that our efforts to execute on our key business priorities could have a negative impact on our growth and profitability;
•
the risks that our efforts to expand operations in new countries inherently expose us to;
•
the risk that failure to protect our reputation could have a material adverse effect on the value of our brands;
•
the risk that failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations;
•
the risks associated with our inability to implement and sustain adequate information technology;
•
the risk that the loss or disruption of information technology services could affect our ability to implement our strategies and have a material adverse effect on our business;
•
the risks related to our electronic processing of sensitive and confidential personal and business data. If such data is lost or disclosed in an unauthorized manner, or if we or our third-party vendors are subject to cyberattacks, data breaches, other security incidents, or disruption of information technology systems or software, such events could expose us to liability, damage our reputation, and have a material adverse effect on our business;
•
the risk that telework measures intended to prevent the spread of COVID-19 may negatively impact our operations or increase our risk exposures;
•
the risks that our international merchandise sourcing strategy subjects us to, which could adversely impact our business and results of operations;
•
the risk that our product costs may be adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China), currency exchange rate fluctuations, increasing prices for raw materials due to inflationary pressures or otherwise, political instability, or for other reasons, which could impact our profitability;

•
the risk that our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing;
•
the risks relating to foreign laws and regulations that our international operations subject us to;
•
the risks associated with changes in tax policy or trade regulations or the imposition of new tariffs on imported products that could have an adverse effect on our business and results of operations;
•
the risk that our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores could adversely impact our profitability and our results of operations;
•
the risks associated with our substantial lease obligations, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•
the risk that our inability to successfully integrate Quiet Logistics, Inc.'s ("Quiet Logistics") business and operations may adversely affect our results;
•
the risk that the integration of Quiet Logistics may result in significant accounting charges that adversely affect our results;
•
the risk associated with our reliance on key personnel, the loss of whom could have a material adverse effect on our business;
•
the risks associated with stringent and changing privacy laws, regulations, and standards as well as policies, contracts, and other obligations related to data privacy and security. Our failure to comply with privacy laws and regulations, as well as other legal obligations, could have a material adverse effect on our business;
•
the risk that we may be unable to protect our trademarks and other intellectual property rights;
•
the risk associated with changes in the regulatory or administrative landscape which could adversely affect our financial condition and results of operations;
•
the risk that fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•
the risk that the unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition, and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	January 29,	May 1,
(In thousands, except per share amounts)	2022	2022	2021
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$228,775	$434,770	$716,679
Short-term investments	—	—	75,000
Merchandise inventory	682,100	553,458	466,698
Accounts receivable, net	230,469	286,683	149,056
Prepaid expenses and other	139,195	122,013	88,347
Total current assets	1,280,539	1,396,924	1,495,780
Operating lease right-of-use assets	1,210,169	1,193,021	1,130,743
Property and equipment, at cost, net of accumulated depreciation	745,165	728,272	627,967
Goodwill, net	271,398	271,416	13,395
Intangible assets, net	100,679	102,701	56,301
Non-current deferred income taxes	42,977	44,167	45,995
Other assets	50,591	50,142	30,485
Total assets	$3,701,518	$3,786,643	$3,400,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$236,376	$231,782	$231,932
Current portion of operating lease liabilities	317,844	311,005	297,561
Unredeemed gift cards and gift certificates	59,256	71,365	50,754
Accrued compensation and payroll taxes	34,469	141,817	87,488
Accrued income and other taxes	15,550	16,274	20,250
Other current liabilities and accrued expenses	73,984	70,628	56,498
Total current liabilities	737,479	842,871	744,483
Non-current liabilities:
Non-current operating lease liabilities	1,150,951	1,154,481	1,126,165
Long-term debt, net	405,807	341,002	329,718
Other non-current liabilities	24,275	24,617	24,737
Total non-current liabilities	1,581,033	1,520,100	1,480,620
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 169,421, 168,699, and 167,671 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	562,973	636,355	648,434
Accumulated other comprehensive loss	(40,315)	(40,845)	(37,810)
Retained earnings	2,224,113	2,203,772	1,951,496
Treasury stock, at cost, 80,145, 80,867, and 81,895 shares, respectively	(1,366,261)	(1,378,106)	(1,389,053)
Total stockholders’ equity	1,383,006	1,423,672	1,175,563
Total liabilities and stockholders’ equity	$3,701,518	$3,786,643	$3,400,666

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In thousands, except per share amounts)	2022	2021

Total net revenue	$1,055,037	$1,034,614
Cost of sales, including certain buying, occupancy and warehousing expenses	667,011	598,424
Gross profit	388,026	436,190
Selling, general and administrative expenses	298,755	264,492
Depreciation and amortization expense	47,369	38,271
Operating income	41,902	133,427
Interest expense, net	4,588	8,506
Other income, net	(4,444)	(1,860)
Income before income taxes	41,758	126,781
Provision for income taxes	10,018	31,318
Net income	31,740	95,463

Net income per basic share	$0.19	$0.57
Net income per diluted share	$0.16	$0.46

Weighted average common shares outstanding - basic	168,460	167,257
Weighted average common shares outstanding - diluted	219,742	206,562

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2022	2021
Net income	$31,740	$95,463
Other comprehensive income:
Foreign currency translation adjustments	530	2,938
Other comprehensive income:	530	2,938
Comprehensive income	$32,270	$98,401

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	12,553	—	—	—	12,553
Repurchase of common stock from employees	(396)	—	—	—	(10,944)	—	(10,944)
Reissuance of treasury stock	1,732	—	(28,515)	11,020	29,305	—	11,810
Net income	—	—	—	95,463	—	—	95,463
Other comprehensive income	—	—	—	—	—	2,938	2,938
Cash dividends declared and dividend equivalents ($0.1375 per share)	—	—	678	(23,600)	—	—	(22,922)
Balance at May 1, 2021	167,671	$2,496	$648,434	$1,951,496	$(1,389,053)	$(37,810)	$1,175,563

Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	14,154	—	—	—	14,154
Repurchase of common stock from employees	(452)	—	—	—	(8,171)	—	(8,171)
Reissuance of treasury stock	1,174	—	(20,506)	819	20,016	—	329
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Net income	—	—	—	31,740	—	—	31,740
Other comprehensive income	—	—	—	—	—	530	530
Cash dividends declared and dividend equivalents ($0.18 per share)	—	—	656	(31,048)	—	—	(30,392)
Balance at April 30, 2022	169,421	$2,496	$562,973	$2,224,113	$(1,366,261)	$(40,315)	$1,383,006

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2022	2021
Operating activities:
Net income	$31,740	$95,463
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	48,648	39,297
Share-based compensation	14,273	12,618
Deferred income taxes	16,574	(16,434)
Changes in assets and liabilities:
Merchandise inventory	(128,879)	(59,770)
Operating lease assets	65,772	77,296
Operating lease liabilities	(79,233)	(106,319)
Other assets	35,005	24,657
Accounts payable	4,579	(25,056)
Accrued compensation and payroll taxes	(107,410)	(54,810)
Accrued and other liabilities	(9,316)	13,485
Net cash (used for) provided by operating activities	(108,247)	427
Investing activities:
Capital expenditures for property and equipment	(58,394)	(36,806)
Purchase of available-for-sale investments	—	(75,000)
Other investing activities	(266)	(381)
Net cash used for investing activities	(58,660)	(112,187)
Financing activities:
Repurchase of common stock from employees	(8,171)	(10,944)
Net proceeds from stock options exercised	425	12,086
Cash dividends paid	(30,392)	(22,922)
Other financing activities	(217)	(345)
Net cash used for financing activities	(38,355)	(22,125)
Effect of exchange rates changes on cash	(733)	87
Net change in cash and cash equivalents	(205,995)	(133,798)
Cash and cash equivalents - beginning of period	434,770	850,477
Cash and cash equivalents - end of period	$228,775	$716,679

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company", “we”, and “our”), a Delaware corporation, at April 30, 2022 and May 1, 2021 and for the 13 week periods ended April 30, 2022 and May 1, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (the “Fiscal 2021 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report on Form 10-Q.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, a new brand with a focus on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and more than 200 international store locations managed by third-party operators. We offer a broad assortment of high quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the AE brand, and intimates, apparel, active wear, and swim collections under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to 81 countries worldwide.

In Fiscal 2021, we acquired AirTerra, Inc. ("AirTerra") and Quiet Logistics, Inc. ("Quiet Logistics"), which together form the foundation of our "Supply Chain Platform." Quiet Logistics is a leading logistics company that operates a network of in-market fulfillment centers in Boston, Chicago, Los Angeles, Dallas, St. Louis and Jacksonville, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options to customers and stores. AirTerra is a logistics and supply chain platform that solves e-commerce fulfillment and shipping challenges in a unique and innovative way for retailers and brands of all sizes. Both acquisitions represent an important step in building our Supply Chain Platform, as part of our ongoing supply chain transformation strategy of leveraging scale and innovation to help us manage costs and improve service.

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

COVID-19 Pandemic

Impacts related to the ongoing COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced and may continue to experience significant disruptions to our business due to the COVID-19 pandemic and the related suggested and mandated social distancing and shelter-in-place orders. While stores have been impacted by negative mall traffic, we have focused on our omni-channel capabilities. As of April 30, 2022, all of our stores have reopened and remain open, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail within these notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At April 30, 2022, the Company operated in two reportable segments, American Eagle and Aerie.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the accounting for convertible debt instruments. The new guidance eliminates two of the three models in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share (“EPS”) calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 effective January 30, 2022 under the modified retrospective method.

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). Prior to adoption, the 2025 Notes were accounted for under the cash conversion model, which is one of the models eliminated by ASU 2020-06. The adoption of ASU 2020-06 resulted in the 2025 Notes being accounted for as a single balance in long-term debt, rather than being accounted for as separate debt and equity components.

Upon adoption of ASU 2020-06, the Company recorded a cumulative retained earnings increase of $18.8 million, net of tax. The decrease to contributed capital as a result of adoption was $67.7 million, net of tax. The result of combining the debt and equity portions of the 2025 Notes into a single long-term debt balance, which reduced the non-cash discount and related amortization, resulted in a reduction of interest expense of $4.3 million ($3.3 million, net of tax) for the 13 weeks ended April 30, 2022. Under the previous methodology the Company would have recorded $8.8 million of interest expense.

As a result of this adoption we are required to use the "if-converted" method of calculating diluted EPS. This method requires us to consider the 2025 Notes as fully converted to shares as of the beginning of the period presented. For the 13 weeks ended April 30, 2022, this resulted in 49 million shares, or an incremental 21 million shares being included in our diluted EPS denominator. As the "if-converted" method requires the assumption that the 2025 Notes were fully converted as of the beginning of the period presented we are also required to add back interest expense of the 2025 Notes, net of tax, to net income prior to calculating diluted EPS, as the 2025 Notes would not have been outstanding during the period. As a result, the Company added back interest expense net of tax of $3.4 million to our numerator in the calculation of diluted EPS for the 13 weeks ended April 30, 2022. The impact of adoption of ASU 2020-06 to the 13 weeks ended April 30, 2022 was an increase of $0.02 of net income per diluted share.

Refer to Note 5 and Note 8 to the Consolidated Financial Statements for additional information regarding EPS and the long-term debt, respectively.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $0.5 million is included in accumulated other comprehensive income for the 13 week period ended April 30, 2022, primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of April 30, 2022, the weighted average remaining useful life of our assets was approximately 6.2 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income within the Consolidated Statements of Operations. No asset impairment charges were recorded during the 13 weeks ended April 30, 2022 or May 1, 2021.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill and Intangible Assets, net

The Company’s goodwill is primarily related to the acquisition of its Supply Chain Platform in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. As a result of the Company's annual goodwill impairment test as of January 29, 2022, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 weeks ended April 30, 2022 and May 1, 2021.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended April 30, 2022 or May 1, 2021.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

Gift Cards

Revenue is not recorded on the issuance of gift cards. The value of a gift card is recorded as a current liability upon issuance and revenue is recognized when the gift card is redeemed for merchandise. The Company estimates revenue on unredeemed gift cards based on an estimate of the amounts that will not be redeemed ("gift card breakage") and recognizes revenue in proportion to actual gift card redemptions as a component of total net revenue.

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended April 30, 2022 and May 1, 2021, the Company recorded approximately $2.7 million and $2.5 million, respectively, of revenue related to gift card breakage.

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

Leases

The Company leases all store premises, regional distribution facilities, some of its office space, and certain information technology and office equipment. These leases are generally classified as operating leases.

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

Customer Loyalty Program

The Company offers a highly-digitized loyalty program called Real Rewards by American Eagle and Aerie™ (the “Program”). This Program features both shared and unique benefits for loyalty members and credit card holders. Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Points earned under the Program on purchases at American Eagle and Aerie are accounted for in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The portion of the sales revenue attributed to the reward points is deferred and recognized when the reward is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606. As the points are earned, a current liability is recorded for the estimated cost of the reward, and the impact of adjustments is recorded in revenue.

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

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on gift card breakage, determined through historical redemption trends. Gift card breakage revenue is recognized in proportion to actual gift card redemptions as a component of total net revenue. For further information on the Company’s gift card program, refer to the Gift Cards caption above.

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

Revenue associated to the Supply Chain Platform is recognized as the services are performed.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”) and buying, occupancy and warehousing costs and services.

Design costs are related to the Company's Design Center operations and include compensation, travel and entertainment, supplies and samples for our design teams, as well as rent and depreciation for our Design Center. These costs are included in cost of sales as the respective inventory is sold.

Buying, occupancy and warehousing costs and services consist of compensation, employee benefit expenses and travel and entertainment for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operation. Gross profit is the difference between total net revenue and cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

SG&A expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales. Additionally, SG&A expenses do not include rent and utilities related to our stores, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations, all of which are included in cost of sales.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Company’s 2025 Notes and borrowings under our five-year, syndicated, asset-based revolving credit facilities (the “Credit Facilities”), as offset by interest income from cash, cash equivalents and short-term investments.

Other Income, Net

Other income, net consists primarily of allowances for uncollectible receivables, foreign currency fluctuations and changes in other non-operating items.

Segment Information

We have two reportable segments: American Eagle and Aerie. For additional information regarding the Company’s segments and geographic information, refer to Note 12 to the Consolidated Financial Statements.

3. Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded in the Consolidated Balance Sheets:

(In thousands)	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents:
Cash	$145,173	$138,758	$466,014
Interest bearing deposits	83,602	296,012	225,665
Certificates of deposit	—	—	25,000
Total cash and cash equivalents	$228,775	$434,770	$716,679
Short-term investments
Certificates of deposit	—	—	75,000
Total short-term investments	—	—	75,000
Total	$228,775	$434,770	$791,679

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

Long-Term Debt

As of April 30, 2022 and May 1, 2021, the Company had no outstanding borrowings under its Credit Facilities.

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes. The fair value of the Company's 2025 Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. There were no asset impairment charges recorded during the 13 weeks ended April 30, 2022 and May 1, 2021.

The fair value of the impaired assets was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest and a real estate market participant discount rate for the ROU assets. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of January 29, 2022. As a result of the Company's annual goodwill impairment test, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 weeks ended April 30, 2022 and May 1, 2021.

5. Earnings per Share

The following is a reconciliation between the amounts used in the calculation of basic and diluted earnings per share:

	13 Weeks Ended
(In thousands)	April 30, 2022	May 1, 2021
Numerator:
Net income and numerator for basic EPS	$31,740	$95,463
Add: Interest expense, net of tax, related to the 2025 Notes (1)	3,369	—
Numerator for diluted EPS	$35,109	$95,463

Denominator:
Denominator for basic EPS - weighted average shares	168,460	167,257
Add: Dilutive effect of the 2025 Notes (1)	48,574	33,798
Add: Dilutive effect of stock options and non-vested restricted stock	2,708	5,507
Denominator for diluted EPS - adjusted weighted average shares	219,742	206,562
Anti-dilutive shares (2)	1,098	93

(1)
During the 13 weeks ended April 30, 2022, the Company adopted ASU 2020-06 under the modified retrospective method, which requires the Company to utilize the "if-converted" method of calculating diluted EPS. Accordingly, we did not restate financial information for the 13 weeks ended May 1, 2021. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.
(2)
For both periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

6. Property and Equipment

Property and equipment consists of the following:

	April 30,	January 29,	May 1,
(In thousands)	2022	2022	2021
Property and equipment, at cost	$2,537,427	$2,480,438	$2,279,209
Less: Accumulated depreciation and impairment	(1,792,262)	(1,752,166)	(1,651,242)
Property and equipment, net	$745,165	$728,272	$627,967

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	April 30, 2022				May 1, 2021
(In thousands)	American Eagle	Aerie	Corporate and Other(1)	Total (2)	American Eagle	Aerie	Corporate and Other(1)	Total (2)
Goodwill, net beginning balance	$114,883	$110,600	$45,933	$271,416	$13,157	$—	$—	$13,157
Foreign currency fluctuation	(18)	—	—	(18)	238	—	—	238
Goodwill, net ending balance	$114,865	$110,600	$45,933	$271,398	$13,395	$—	$—	$13,395

(1)
Corporate and Other includes goodwill allocated to the Supply Chain Platform reporting unit, which has been identified as a separate operating segment, but is not material to disclose as a separate reportable segment.
(2)
Beginning balances for both periods include accumulated impairment of $4.2 million

(In thousands)	April 30, 2022	May 1, 2021
Intangible assets, beginning balance, at cost	$102,701	$57,065
Additions	262	376
Amortization	(2,284)	(1,140)
Intangible assets, net(1)	$100,679	$56,301

(1)
The ending balance includes accumulated amortization of $44.8 million and $36.7 million as of April 30, 2022 and May 1, 2021, respectively.

8. Long-Term Debt, Net

Our long-term debt consisted of the following at April 30, 2022, January 29, 2022, and May 1, 2021:

(In thousands)	April 30, 2022	January 29, 2022	May 1, 2021
Convertible notes principal	$412,025	$412,025	$415,025
Less: unamortized discount	6,218	71,023	85,307
Convertible notes, net	$405,807	$341,002	$329,718

Convertible notes - equity portion, net of tax	—	58,454	68,330

Convertible notes

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes have a stated interest rate of 3.75%, payable semi-annually. The Company may redeem the 2025 Notes, in whole or in part, at any time beginning April 17, 2023. The Company used the net proceeds from the offering for general corporate purposes.

The Company does not have the right to redeem the 2025 Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the fortieth scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Notes, at its option, for cash, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their notes for approximately 119.1 shares of the Company's common stock per $1,000 principal amount of the notes, equivalent to a conversion price of approximately $8.40 per share.

The effective interest rate for the 2025 Notes is 4.3% and we calculated the effective yield using a market approach. The remaining amortization period of the discount was 3.0 years as of April 30, 2022.

Interest expense for the 2025 Notes was:

	13 Weeks Ended
(In thousands)	April 30, 2022	May 1, 2021
Accrued interest for interest payments	$3,906	$3,934
Amortization of discount	527	4,428
Total interest expense	$4,433	$8,362

Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06 on the 2025 Notes.

The following table discloses conversion amounts if the 2025 Notes were all converted as of the end of the period:

(In thousands, except per share amounts)	April 30, 2022
Number of shares convertible	49,058
Conversion price per share	8.40
Value in excess of principal if converted	515,282

Revolving credit facilities

In January 2019, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”) which provides for Credit Facilities. The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities expire on January 30, 2024.

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

As of April 30, 2022, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of April 30, 2022 and May 1, 2021.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended April 30, 2022 and May 1, 2021 was $14.3 million ($10.8 million, net of tax) and $12.6 million ($9.4 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards, which vest over the requisite service period of the award or at an employee’s eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 13 weeks ended April 30, 2022 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 29, 2022	3,647	$16.74
Granted	1,094	$17.24
Exercised	(25)	$8.62
Cancelled	(138)	$10.84
Outstanding - April 30, 2022	4,578	$17.08	4.5	6,993
Vested and expected to vest - April 30, 2022	3,182	$17.14	3.1	2,683
Exercisable - April 30, 2022 (1)	1,042	$11.15	3.5	4,132

(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on April 30, 2022.

Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $0.4 million and $0.6 million, respectively, for the 13 weeks ended April 30, 2022. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $12.1 million and $2.4 million, respectively, for the 13 weeks ended May 1, 2021.

As of April 30, 2022, there was $11.4 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.4 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended
	April 30,	May 1,
Black-Scholes Option Valuation Assumptions	2022	2021
Risk-free interest rate (1)	2.5%	0.9%
Dividend yield	3.8%	1.6%
Volatility factor (2)	52.2%	50.7%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following tables:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	April 30, 2022		April 30, 2022
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested - January 29, 2022	2,702	$16.25	1,462	$20.95
Granted	1,484	$16.96	524	$19.00
Vested	(886)	$13.97	(257)	$21.28
Cancelled	(132)	$13.58	(27)	$16.89
Non-vested - April 30, 2022	3,168	$17.33	1,702	$20.36

As of April 30, 2022, there was $44.1 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years. Based on current probable performance, there is $14.0 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of April 30, 2022, the Company had 4.4 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended April 30, 2022 was 24.0% compared to 24.7% for the 13 weeks ended May 1, 2021. The change in the effective tax rate, as compared to the prior period, is primarily due to the decrease in non-deductible executive compensation offset by lower excess tax benefits on share-based payments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available.

Unrecognized tax benefits did not change significantly during the 13 weeks ended April 30, 2022. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $1.0 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income (loss), or the operating income (loss) in periods where there are no adjustments, of each segment. Adjusted operating income (loss) is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment, restructuring and COVID-19 related charges. Adjusted operating income (loss) is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. There were no adjustments recorded to operating income in either the 13 weeks ended April 30, 2022 or May 1, 2021 for any segment, therefore adjusted operating income (loss) is not presented in the table below.

Reportable segment information is presented in the following table:

(in thousands)	American Eagle	Aerie	Corporate and Other(1)	Total(2)
13 weeks ended April 30, 2022
Total net revenue	$685,579	$321,712	$47,746	$1,055,037

Operating income (loss)	$103,905	$43,073	$(105,076)	$41,902

Capital expenditures	$15,770	$31,015	$11,609	$58,394

13 weeks ended May 1, 2021
Total net revenue	$727,702	$297,487	$9,425	$1,034,614

Operating income (loss)	$151,232	$69,978	$(87,783)	$133,427

Capital expenditures	$13,439	$10,819	$12,548	$36,806

(1)
Corporate and Other includes revenue and operating results of the Todd Snyder brand, Unsubscribed brand, and Supply Chain Platform (net of intersegment eliminations), which have been identified as separate operating segments, but are not material to disclose as separate reportable segments. Corporate operating costs represents certain costs that are not directly attributable to another reportable segment.
(2)
The difference between operating income (loss) and income before income taxes includes the following, which are not allocated to our reportable segments:

- For the 13 weeks ended April 30, 2022: interest expense, net of $4.6 million and other income, net of $4.4 million

- For the 13 weeks ended May 1, 2021: interest expense, net of $8.5 million and other income, net of $1.9 million

We do not allocate assets at the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following table presents summarized geographical information:

	13 Weeks Ended
(In thousands)	April 30, 2022	May 1, 2021
Total net revenue:
United States	$908,166	$909,659
Foreign (1)	146,871	124,955
Total net revenue	$1,055,037	$1,034,614
(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

13. Impairment and Restructuring Charges

There were no impairment and restructuring charges recorded for the 13 weeks ended April 30, 2022 or May 1, 2021.

A roll-forward of restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

13 Weeks Ended
April 30,
(In thousands)	2022
Accrued liability as of January 29, 2022	$1,367
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments and adjustments	(1,367)

Accrued liability as of April 30, 2022	$—

The accrued liability as of January 29, 2022 relates to previous restructuring activities disclosed in the Company’s Fiscal 2021 Form 10-K, which remained unpaid at the beginning of Fiscal 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2021 which can be found in our Fiscal 2021 Form 10-K.

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
Current Trends and Outlook

Discussion related to the COVID-19 pandemic’s impact on the Company’s business, recent acquisitions and the Company’s long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over the 13 weeks ended April 30, 2022 and the 13 weeks ended May 1, 2021.

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for the 13 weeks ended April 30, 2022 and the 13 weeks ended May 1, 2021.
Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for the 13 weeks ended April 30, 2022 and the 13 weeks ended May 1, 2021.
Critical Accounting Policies and Estimates

Discusses where information may be found about accounting policies and estimates considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of the Company’s management in their application.

Recent accounting pronouncements the Company has adopted or is currently evaluating prior to adoption, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2. “Summary of Significant Accounting Policies” of the notes to the Consolidated Financial Statements included herein.

Executive Overview

We are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices under our American Eagle®, Aerie® and other brands.

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on operating income (loss). See Note 12. “Segment Reporting,” of the notes to the Consolidated Financial Statements included herein for additional information.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle, Aerie, Todd Snyder, and Unsubscribed stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales.

Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures represent sales from stores and AEO Direct.

Omni-channel Sales Performance – Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: comparable sales, average unit retail price, total transactions, units per transaction, and consolidated comparable traffic. We include these metrics in our discussion within this MD&A when we believe they enhance the understanding of the matter being discussed. Investors may find them useful as such. Each of these metrics is defined as follows (except comparable sales, which is defined separately above):

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

Gross profit — Gross profit measures whether we are optimizing the profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs and buying, occupancy and warehousing costs and services. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

Buying, occupancy and warehousing costs and services consist of: compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operations.

The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our gross consolidated profit and results of operations.

Operating income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control SG&A expenses, and our level of capital expenditures for a reasonable period of time.

Cash flow and liquidity — Our management evaluates cash flow from operations and investing and financing activities in determining the sufficiency of our cash position and capital allocation strategies. Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow will be sufficient to fund anticipated capital expenditures, dividends, and working capital requirements for the next twelve months and beyond.

Current Trends and Outlook

COVID-19

The ongoing COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, and we continue to see disruptions and volatility in our business caused by the COVID-19 pandemic.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we believe that the Company may continue to experience degrees of volatility and business disruptions and remain at risk for periods of closure of our stores, distribution centers, and corporate facilities. While trends in new cases of COVID-19 in the United States improved during the first quarter of Fiscal 2022 compared to the final quarter of Fiscal 2021, caseloads have been increasing recently in many parts of the country and we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic. Past and future impacts of the COVID-19 pandemic also have the ability to disrupt the operations of our partners, suppliers, and vendors, which could lead to or exacerbate existing supply chain disruptions, shipping delays, and freight cost increases. We are monitoring ongoing developments, and we will take further actions that we believe are in the best interests of our associates and customers, as needed. For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of our Fiscal 2021 Form 10-K.

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

Results of Operations

Overview

Our first quarter of Fiscal 2022 proved to be challenging due to a tough macro environment. Comparisons from an extraordinary Spring last year driven by stimulus payments and pent-up customer demand, were compounded by rising inflation, higher gas prices and a stronger than anticipated pivot to other discretionary categories. Despite these near-term challenges, our brands remain strong with performance continuing to reflect structural improvements compared to pre-pandemic 2019.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	April 30,	May 1,
	2022	2021
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	63.2	57.8
Gross profit	36.8	42.2
Selling, general and administrative expenses	28.3	25.6
Depreciation and amortization expense	4.5	3.7
Operating income	4.0	12.9
Interest expense, net	0.4	0.8
Other income, net	(0.4)	(0.2)
Income before income taxes	4.0	12.3
Provision for income taxes	1.0	3.1
Net income	3.0%	9.2%

The following table shows our consolidated store data:

	13 Weeks Ended
	April 30,	May 1,
	2022	2021
Number of stores:
Beginning of period	1,133	1,078
Opened	19	11
Closed	(11)	(15)
End of period	1,141	1,074
Total gross square feet at end of period (in '000)	6,975	6,816
International licensed/franchise stores at end of period (1)	258	236

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of April 30, 2022, we operated 878 American Eagle retail stores, which include 186 Aerie side-by-side locations and two OFFLINE™ side-by-side locations, 254 Aerie stand-alone stores (including 19 OFFLINE™ stand-alone stores and 18 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were five Todd Snyder stand-alone locations and four Unsubscribed locations.

Comparison of the 13 weeks ended April 30, 2022 to the 13 weeks ended May 1, 2021

Total Net Revenue

Total net revenue increased 2%, or $20.4 million, to $1.055 billion compared to $1.035 billion last year.

American Eagle

Total net revenue for the 13 weeks ended April 30, 2022 for the American Eagle brand was $685.6 million compared to $727.7 million for the 13 weeks ended May 1, 2021.

Aerie

Total net revenue for the 13 weeks ended April 30, 2022 for the Aerie brand was $321.7 million compared to $297.5 million for the 13 weeks ended May 1, 2021.

Gross Profit

Gross profit decreased $48.2 million, to $388.0 million compared to $436.2 million last year. Our gross margin percentage decreased to 36.8% of revenue from 42.2% of revenue last year. Higher freight costs impacted the gross margin by approximately 340 basis points and our Supply Chain Platform had a 120 basis point impact as we integrate and ramp up the business. Delivery and rent costs also increased, offset slightly by lower incentive compensation.

There was $5.4 million and $4.3 million of share-based payment expense included in gross profit for the periods ended April 30, 2022 and May 1, 2021, respectively, comprised of both time and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as SG&A expenses. Refer to Note 2 to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

SG&A expenses increased 13% or $34.3 million to $298.8 million from $264.5 million last year. As a percentage of total net revenue, SG&A expenses increased 270 basis points to 28.3%, compared to 25.6% last year. The increase in expenses was primarily related to increased store wages and hours and corporate compensation, professional services and advertising, partially offset by lower incentive compensation accruals.

There was $8.9 million and $8.3 million of share-based payment expense included in SG&A expenses for the periods ended April 30, 2022 and May 1, 2021, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 24% or $9.1 million, to $47.4 million for the 13 weeks ended April 30, 2022, compared to $38.3 million for the 13 weeks ended May 1, 2021, which was primarily driven by increased capital spending and the recent acquisition of our Supply Chain Platform. As a percentage of total net revenue, depreciation and amortization expense was 4.5% for the 13 weeks ended April 30, 2022 compared to 3.7% for the 13 weeks ended May 1, 2021.

Interest Expense, net

Interest expense decreased $3.9 million, to $4.6 million, for the 13 weeks ended April 30, 2022, compared to $8.5 million for the 13 weeks ended May 1, 2021. The decrease in expense was primarily attributable to the adoption of ASU 2020-06 which reduced non-cash interest expense related to amortization of the non-cash discount on our 2025 Notes.

Other Income, net

Other income, net was $4.4 million for the 13 weeks ended April 30, 2022, compared to $1.9 million for the 13 weeks ended May 1, 2021. The increase was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended April 30, 2022 was 24.0% compared to 24.7% for the 13 weeks ended May 1, 2021. The change in the effective tax rate, as compared to the prior period, is primarily due to the decrease in nondeductible executive compensation offset by lower excess tax benefits on share-based payments.

Net Income

Net income decreased $63.7 million, to $31.7 million for the 13 weeks ended April 30, 2022, or 3.0% as a percentage of total net revenue, compared to $95.5 million, or 9.2% as a percentage of total net revenue for the 13 weeks ended May 1, 2021.

Net income per share decreased to $0.16 per diluted share for the 13 weeks ended April 30, 2022, compared to $0.46 per diluted share, including $0.02 of the amortization of the non-cash discount on the 2025 Notes for the 13 weeks ended May 1, 2021. The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of April 30, 2022, our international licensing partners operated in 258 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in 25 countries.

As of April 30, 2022, we had 101 company-owned stores in Canada, 64 in Mexico, 15 in Hong Kong and 7 in Puerto Rico.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain Credit Facilities that allow us to borrow up to $400 million, which will expire in January 2024. In April 2020, the Company issued $415 million aggregate principal amount of convertible notes due in 2025 in a private placement to qualified institutional buyers. Interest is payable semi-annually. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding our long-term debt.

As of April 30, 2022, we had approximately $228.8 million in cash and cash equivalents and short-term investments. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	April 30,	January 29,	May 1,
	2022	2022	2021
Working Capital (in thousands)	$543,060	$554,053	$751,297
Current Ratio	1.74	1.66	2.01

Working capital decreased $10.9 million compared to January 29, 2022 and decreased $208.2 million compared to last year. The $208.2 million decrease in our working capital compared to May 1, 2021, is driven by a $562.9 million decrease in cash and short-term investments primarily related to the acquisition of our Supply Chain Platform in Fiscal 2021 totaling $358.1 million, partially offset by a $215.4 million increase in inventory, a $81.4 million increase in net accounts receivable, and a $53.0 million decrease in accrued compensation.

Cash Flows (Used for) Provided by Operating Activities

Net cash used for operating activities totaled $108.2 million for the 13 weeks ended April 30, 2022, compared to net cash provided by operating activities of $0.4 million for the 13 weeks ended May 1, 2021. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Net cash used for investing activities totaled $58.7 million for the 13 weeks ended April 30, 2022, compared to net cash used for investing activities of $112.2 million for the 13 weeks ended May 1, 2021. Investing activities for the 13 weeks ended April 30, 2022 primarily consisted of $58.4 million of capital expenditures for property and equipment. Investing activities for the 13 weeks ended May 1, 2021 primarily consisted of $75.0 million of short-term investment purchases and $36.8 million of capital expenditures for property and equipment.

Cash Flows Used for Financing Activities

Net cash used for financing activities totaled $38.4 million for the 13 weeks ended April 30, 2022, compared to net cash used for financing activities of $22.1 million for the 13 weeks ended May 1, 2021. Cash used for financing activities for the 13 weeks ended April 30, 2022 consisted primarily of $30.4 million for cash dividends paid at a quarterly rate of $0.18 and $8.2 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments.

Cash used for financing activities for the 13 weeks ended May 1, 2021 consisted primarily of $22.9 million for cash dividends paid at a quarterly rate of $0.1375 and $10.9 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $12.1 million of proceeds from stock option exercises.

Credit Facilities

In January 2019, we entered into a Credit Agreement for five-year, syndicated, asset-based revolving Credit Facilities. The Credit Agreement provides senior secured revolving credit for loans and letters of credit up to $400 million, subject to customary borrowing base limitations. The Credit Facilities provide increased financial flexibility and will expire January 30, 2024.

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

As of April 30, 2022, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of April 30, 2022 and May 1, 2021.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended April 30, 2022 were $58.4 million, and included $44.0 million related to investments in our stores, including 19 new stores (7 American Eagle stores and 12 Aerie stand-alone stores), and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($12.5 million) and our Supply Chain Platform ($1.0 million).

For Fiscal 2022, we expect capital expenditures to be approximately $275 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth, and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

Stock Repurchases

During Fiscal 2019, our Board of Directors (“Board”) authorized the repurchase of 30.0 million shares under a share repurchase program. During the 13 weeks ended April 30, 2022, we did not repurchase any shares under our publicly-announced share repurchase program. As of April 30, 2022, our total remaining share repurchase authorization was 30.0 million shares.

During the 13 weeks ended April 30, 2022 and May 1, 2021, we repurchased approximately 0.5 million and 0.4 million shares, respectively, from certain employees at market prices totaling $8.2 million and $10.9 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended April 30, 2022, our Board declared a quarterly cash dividend of $0.18 per share on March 2, 2022, which was paid on March 24, 2022.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 29, 2022 contained in our Fiscal 2021 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

As of April 30, 2022, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents) measured at fair value on a recurring basis as of April 30, 2022:

	Fair Value Measurements at April 30, 2022
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$145,173	$145,173	$—	$—
Interest bearing deposits	83,602	83,602	—	—
Total cash and cash equivalents	$228,775	$228,775	$—	$—

Long-Term Debt

The fair value of the 2025 Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $0.5 million is included in accumulated other comprehensive income during the 13 weeks ended April 30 2022. Our market risk profile as January 29, 2022 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2021 Form 10-K, which is unchanged as of April 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2022, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part I, Item 1A of our Fiscal 2021 Form 10-K. There have been no material changes to our risk factors as disclosed in the Fiscal 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended April 30, 2022:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 30, 2022 through February 26, 2022)	1,842	$24.12	—	30,000,000
Month #2 (February 27, 2022 through April 2, 2022)	378,219	$18.28	—	30,000,000
Month #3 (April 3, 2022 through April 30, 2022)	72,421	$16.22	—	30,000,000
Total	452,482	$17.97	—	30,000,000

(1)
There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended April 30, 2022 and there were 0.5 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of April 30, 2022, January 29, 2022 and May 1, 2021, (ii) Consolidated Statements of Operations for the 13 weeks ended April 30, 2022 and May 1, 2021, (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended April 30, 2022 and May 1, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the 13 weeks ended April 30, 2022 and May 1, 2021, and (v) Consolidated Statements of Cash Flows for the 13 weeks ended April 30, 2022 and May 1, 2021

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 26, 2022

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)