Form 10-Q
period 2022-07-30
AMERICAN EAGLE OUTFITTERS INC
filed 2022-09-07
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 187,333,861 shares of common stock were outstanding at September 2, 2022.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

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
•
our performance during the back-to-school and holiday selling seasons;
•
the reduction of operating expenses and capital expenditures;
•
the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•
the payment of a dividend in future periods;
•
our ability to fund our current and long-term cash requirements through current cash holdings and available liquidity, including under our revolving credit facility;
•
the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China and other countries), currency exchange rate fluctuations, increasing prices for raw materials, supply chain issues, political instability or for other reasons;
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
•
the currently unknown duration of the COVID-19 pandemic, including a potential resurgence in the third quarter of Fiscal 2022 or beyond;
•
the impact of governmental regulations that have been, and may in the future be, imposed in response to the COVID-19 pandemic, including regulations that could adversely affect our business or cause us to cease our digital business if we are required to close our distribution and fulfillment centers or are otherwise unable to acquire or deliver merchandise, or to close our retail stores;
•
the impact of the COVID-19 pandemic on the operations of our partners, suppliers and vendors;
•
the potential for the impacts of the COVID-19 pandemic to cause or exacerbate supply chain disruptions, shipping delays, and freight costs;

•
the ability of our distribution centers and stores to maintain adequate staffing to meet increased customer demand;
•
the possibility of temporary furloughs of store, field, and corporate associates surrounded by store closures; and
•
our potential actions in response to the COVID-19 pandemic.

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
•
the risk that the ongoing COVID-19 pandemic and any other adverse public health development have had, and may continue to have, an adverse effect on our business and results of operations;
•
the risk that governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, financial conditions and results of operations;
•
the risk that global economic conditions, such as a slowing economy, inflation, rising interest rates, and the effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences could have a material adverse effect on our business, results of operations and financial condition;
•
the risk that our interest expense may be negatively impacted by rising interest rates;
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
•
the risk that failure to define, launch and communicate a brand relevant customer experience or otherwise achieve the desired results of our advertising initiatives could have a negative impact on our growth and profitability;
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

•
the risks that our international merchandise sourcing strategy subject us to, which could adversely impact our business and results of operations;
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
•
the risks associated with changes in tax policy, including as a result of the Inflation Reduction Act, or trade regulations or the imposition of new tariffs on imported products that could have an adverse effect on our business and results of operations;
•
the risk that our inability to achieve planned store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores could adversely impact our profitability and our results of operations;
•
the possibility that our credit facilities may not be available for future borrowings;
•
the risks that our share repurchase program may not be successfully consummated, that it may not enhance shareholder value, or that share repurchases could be negatively perceived by investors;
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
•
the risks associated with changes in the regulatory or administrative landscape which could adversely affect our financial condition and results of operations;
•
the risk that fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•
the risk that the unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition, and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	July 30,	January 29,	July 31,
(In thousands, except per share amounts)	2022	2022	2021
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,214	$434,770	$773,994
Short-term investments	—	—	50,000
Merchandise inventory	687,046	553,458	503,507
Accounts receivable, net	220,803	286,683	155,361
Prepaid expenses and other	171,326	122,013	118,721
Total current assets	1,177,389	1,396,924	1,601,583
Operating lease right-of-use assets	1,210,285	1,193,021	1,103,247
Property and equipment, at cost, net of accumulated depreciation	775,969	728,272	641,396
Goodwill, net	271,406	271,416	16,365
Intangible assets, net	98,651	102,701	54,255
Non-current deferred income taxes	37,017	44,167	46,600
Other assets	58,500	50,142	31,576
Total assets	$3,629,217	$3,786,643	$3,495,022
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$198,645	$231,782	$221,471
Current portion of operating lease liabilities	328,348	311,005	288,534
Unredeemed gift cards and gift certificates	51,111	71,365	44,095
Accrued compensation and payroll taxes	50,788	141,817	133,185
Accrued income and other taxes	16,708	16,274	25,365
Other current liabilities and accrued expenses	72,461	70,628	56,568
Total current liabilities	718,061	842,871	769,218
Non-current liabilities:
Non-current operating lease liabilities	1,137,656	1,154,481	1,094,386
Long-term debt, net	376,522	341,002	331,680
Other non-current liabilities	24,055	24,617	24,207
Total non-current liabilities	1,538,233	1,520,100	1,450,273
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 187,312, 168,699, and 168,454 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	380,959	636,355	630,506
Accumulated other comprehensive loss	(40,017)	(40,845)	(36,894)
Retained earnings	2,000,021	2,203,772	2,058,448
Treasury stock, at cost, 62,254, 80,867, and 81,112 shares, respectively	(970,536)	(1,378,106)	(1,379,025)
Total stockholders’ equity	1,372,923	1,423,672	1,275,531
Total liabilities and stockholders’ equity	$3,629,217	$3,786,643	$3,495,022

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands, except per share amounts)	2022	2021	2022	2021

Total net revenue	$1,198,124	$1,194,156	$2,253,161	$2,228,769
Cost of sales, including certain buying, occupancy and warehousing expenses	828,107	691,765	1,495,118	1,290,188
Gross profit	370,017	502,391	758,043	938,581
Selling, general and administrative expenses	307,832	293,939	606,587	558,430
Depreciation and amortization expense	48,171	40,456	95,540	78,727
Operating income	14,014	167,996	55,916	301,424
Debt related charges	60,066	-	60,066	-
Interest expense, net	3,421	8,921	8,009	17,426
Other income, net	(1,839)	(1,363)	(6,283)	(3,223)
(Loss) income before income taxes	(47,634)	160,438	(5,876)	287,221
(Benefit) provision for income taxes	(5,168)	38,927	4,850	70,244
Net (loss) income	(42,466)	121,511	(10,726)	216,977

Net (loss) income per basic share	$(0.24)	$0.73	$(0.06)	$1.29
Net (loss) income per diluted share	$(0.24)	$0.58	$(0.06)	$1.04

Weighted average common shares outstanding - basic	180,189	167,491	174,544	168,036
Weighted average common shares outstanding - diluted	180,189	208,933	174,544	208,400

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands)	2022	2021	2022	2021
Net (loss) income	$(42,466)	$121,511	$(10,726)	$216,977
Other comprehensive income:
Foreign currency translation adjustments	298	916	828	3,854
Other comprehensive income:	298	916	828	3,854
Comprehensive (loss) income	$(42,168)	$122,427	$(9,898)	$220,831

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended July 30, 2022 and July 31, 2021

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at May 1, 2021	167,671	$2,496	$648,434	$1,951,496	$(1,389,053)	$(37,810)	$1,175,563
Stock awards	—	—	8,901	—	—	—	8,901
Repurchase of common stock from employees	(195)	—	—	—	(6,567)	—	(6,567)
Reissuance of treasury stock	631	—	(17,770)	9,580	10,696	—	2,506
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	121,511	—	—	121,511
Other comprehensive income	—	—	—	—	—	916	916
Cash dividends and dividend equivalents ($0.18 per share)	—	—	817	(31,134)	—	—	(30,317)
Balance at July 31, 2021	168,454	$2,496	$630,506	$2,058,448	$(1,379,025)	$(36,894)	$1,275,531

Balance at April 30, 2022	169,421	$2,496	$562,973	$2,224,113	$(1,366,261)	$(40,315)	$1,383,006
Stock awards	—	—	8,504	—	—	—	8,504
Repurchase of common stock from employees	(113)	—	—	—	(1,408)	—	(1,408)
Reissuance of treasury stock	348	—	(3,452)	(1,915)	5,955	—	588
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	34,679	—	(187,894)	(144,507)	591,178	—	258,777
Net loss	—	—	—	(42,466)	—	—	(42,466)
Other comprehensive income	—	—	—	—	—	298	298
Cash dividends and dividend equivalents ($0.18 per share)	—	—	828	(35,204)	—	—	(34,376)
Balance at July 30, 2022	187,312	$2,496	$380,959	$2,000,021	$(970,536)	$(40,017)	$1,372,923

26 Weeks Ended July 30, 2022 and July 31, 2021

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	21,454	—	—	—	21,454
Repurchase of common stock from employees	(591)	—	—	—	(17,511)	—	(17,511)
Reissuance of treasury stock	2,363	—	(46,285)	20,597	40,001	—	14,313
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	216,977	—	—	216,977
Other comprehensive income	—	—	—	—	—	3,854	3,854
Cash dividends and dividend equivalents ($0.3175 per share)	—	—	1,495	(54,734)	—	—	(53,239)
Balance at July 31, 2021	168,454	$2,496	$630,506	$2,058,448	$(1,379,025)	$(36,894)	$1,275,531

Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	22,658	—	—	—	22,658
Repurchase of common stock from employees	(566)	—	—	—	(9,579)	—	(9,579)
Reissuance of treasury stock	1,523	—	(23,958)	(1,097)	25,971	—	916
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	34,679	—	(187,894)	(144,507)	591,178	—	258,777
Net loss	—	—	—	(10,726)	—	—	(10,726)
Other comprehensive income	—	—	—	—	—	828	828
Cash dividends and dividend equivalents ($0.36 per share)	—	—	1,484	(66,251)	—	—	(64,767)
Balance at July 30, 2022	187,312	$2,496	$380,959	$2,000,021	$(970,536)	$(40,017)	$1,372,923

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	July 30,	July 31,
(In thousands)	2022	2021
Operating activities:
Net (loss) income	$(10,726)	$216,977
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	98,057	80,822
Share-based compensation	22,946	21,570
Deferred income taxes	22,533	(17,108)
Loss on exchange of convertible senior notes	55,687	—
Changes in assets and liabilities:
Merchandise inventory	(133,689)	(96,439)
Operating lease assets	142,446	145,537
Operating lease liabilities	(159,272)	(187,602)
Other assets	(3,038)	(13,736)
Accounts payable	(33,226)	(35,628)
Accrued compensation and payroll taxes	(91,141)	(9,132)
Accrued and other liabilities	(15,874)	16,626
Net cash (used for) provided by operating activities	(105,297)	121,887
Investing activities:
Capital expenditures for property and equipment	(127,858)	(86,205)
Purchase of available-for-sale investments	—	(75,000)
Sale of available-for-sale investments	—	25,000
Other investing activities	(529)	(4,199)
Net cash used for investing activities	(128,387)	(140,404)
Financing activities:
Accelerated share repurchase	(200,000)	—
Proceeds from revolving line of credit	307,700	—
Principal paid in connection with exchange of convertible senior notes due 2025	(136,077)	—
Repurchase of common stock from employees	(9,579)	(17,511)
Net proceeds from stock options exercised	1,369	13,065
Cash dividends paid	(64,767)	(53,239)
Other financing activities	(739)	(368)
Net cash used for financing activities	(102,093)	(58,053)
Effect of exchange rates changes on cash	(779)	87
Net change in cash and cash equivalents	(336,556)	(76,483)
Cash and cash equivalents - beginning of period	434,770	850,477
Cash and cash equivalents - end of period	$98,214	$773,994

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company", “we”, and “our”), a Delaware corporation, at July 30, 2022 and July 31, 2021 and for the 13 and 26 week periods ended July 30, 2022 and July 31, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (the “Fiscal 2021 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, a new brand with a focus on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and more than 260 international store locations managed by third-party operators. We offer a broad assortment of high quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the AE brand, and intimates, apparel, active wear, and swim collections under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to 81 countries worldwide.

In Fiscal 2021, we acquired AirTerra, Inc. ("AirTerra") and Quiet Logistics, Inc. ("Quiet Logistics"), creating a new supply chain platform ("Quiet Platforms”). AirTerra is a middle-mile freight consolidator that provides cost effective shipping solutions. Quiet Logistics is a leading logistics company that operates a network of in-market fulfillment centers, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options for customers and stores. Both acquisitions represent an important step in our ongoing supply chain transformation strategy. Quiet Platforms provides fulfillment benefits to American Eagle and Aerie. Additionally, it also provides AEO with a new long-term growth opportunity by extending its cutting-edge shared supply chain assets and capabilities to the platform's third party customer file of small and mid-sized retailers.

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

COVID-19 Pandemic

Impacts related to the ongoing COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced and may continue to experience significant disruptions to our business due to the COVID-19 pandemic and the related suggested and mandated social distancing and shelter-in-place orders. While stores have been impacted by reduced mall traffic, we have focused on our omni-channel capabilities. As of July 30, 2022, all of our stores have reopened and remain open, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail within these Notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report, of which these Notes form a part.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. At July 30, 2022, the Company operated in two reportable segments, American Eagle and Aerie.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended July 30, 2022, an unrealized gain of $0.3 million was included in other comprehensive income. During the 26 weeks ended, July 30, 2022, an unrealized gain of $0.8 million was included in other comprehensive income, primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of July 30, 2022, the weighted average remaining useful life of our assets was approximately 6.1 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income within the Consolidated Statements of Operations. No asset impairment charges were recorded during the 13 or 26 weeks ended July 30, 2022 or July 31, 2021.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill and Intangible Assets, net

The Company’s goodwill is primarily related to the acquisition of Quiet Logistics in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. As a result of the Company's annual goodwill impairment test as of January 29, 2022, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 26 weeks ended July 30, 2022 and July 31, 2021.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 26 weeks ended July 30, 2022 or July 31, 2021.

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

The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended July 30, 2022 and July 31, 2021, the Company recorded approximately $2.2 million and $2.0 million, respectively, of revenue related to gift card breakage. During the 26 weeks ended July 30, 2022 and July 31, 2021, the Company recorded $4.9 million and $4.4 million, respectively, of revenue related to gift card breakage.

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

Customer Loyalty Program

The Company offers a highly digitized loyalty program called Real Rewards by American Eagle and Aerie™ (the “Program”). This Program features both shared and unique benefits for loyalty members and credit card holders. Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

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

Long-Term Debt

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). Prior to the adoption of ASU 2020-06 in Fiscal 2022, the 2025 Notes were accounted for under the cash conversion model, which is one of the models eliminated by ASU 2020-06. The adoption of ASU 2020-06 resulted in the 2025 Notes being accounted for as a single balance in long-term debt, rather than being accounted for as separate debt and equity components. As of July 30, 2022, approximately $69.6 million aggregate principal of the 2025 Notes remain outstanding.

In June 2022, the Company entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides senior secured asset based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility"). The Credit Facility expires on June 24, 2027.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding Long-Term Debt.

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

Revenue associated with Quiet Platforms is recognized as the services are performed.

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

Debt Related Charges

Debt related charges consists primarily of a $55.7 million induced conversion expense on the exchange of the 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure during the 13 weeks ended July 30, 2022. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding the 2025 Notes.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Company’s 2025 Notes and borrowings under our Credit Facility, as offset by interest income from cash, cash equivalents and short-term investments.

Other Income, Net

Other income, net consists of allowances for uncollectible receivables, foreign currency fluctuations and changes in other non-operating items.

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

3. Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair market values for the Company’s cash and short-term investments, which are recorded in the Consolidated Balance Sheets:

(In thousands)	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents:
Cash	$98,111	$138,758	$498,211
Interest bearing deposits	103	296,012	275,783
Total cash and cash equivalents	$98,214	$434,770	$773,994
Short-term investments
Certificates of deposit	—	—	50,000
Total short-term investments	—	—	50,000
Total	$98,214	$434,770	$823,994

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

	Fair Value Measurements at July 30, 2022
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$98,111	$98,111	$—	$—
Interest bearing deposits	103	103	—	—
Total cash and cash equivalents	$98,214	$98,214	$—	$—

Long-Term Debt

As of July 30, 2022, the fair value of the Company's $307.7 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of July 31, 2021, the Company had no outstanding borrowings under its previous credit agreement.

The Company had approximately $69.6 million aggregate principal of the 2025 Notes outstanding at July 30, 2022. The fair value of the Company's 2025 Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. There were no asset impairment charges recorded during the 13 or 26 weeks ended July 30, 2022 and July 31, 2021.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of January 29, 2022. As a result of the Company's annual goodwill impairment test, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 26 weeks ended July 30, 2022 and July 31, 2021.

5. Earnings per Share

The following is a reconciliation between the amounts used in the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands)	2022	2021	2022	2021
Weighted average common shares outstanding:
Basic number of common shares outstanding	180,189	167,491	174,544	168,036
Dilutive effect of convertible notes	—	36,367	—	35,083
Dilutive effect of stock options and non-vested restricted stock	—	5,075	—	5,281
Diluted number of common shares outstanding	180,189	208,933	174,544	208,400
Anti-Dilutive Shares (1) (2)	29,221	130	38,763	130

(1)
For the 13 and 26 weeks ended July 30, 2022, there were 3.9 million and 1.9 million potentially dilutive equity awards, respectively, that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.
(2)
For the 13 and 26 weeks ended July 30, 2022, there were 25.3 million and 36.8 million potentially dilutive shares from the Company’s 2025 Notes, respectively, that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

Dilutive and anti-dilutive shares relate to share-based compensation. Refer to Notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

On June 3, 2022, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank (“JPM”). Pursuant to the terms of the ASR Agreement, on June 3, 2022, the Company paid $200.0 million in cash and received an initial delivery of 13.4 million shares of its common stock on June 3, 2022. At final settlement, on July 28, 2022, an additional 3.7 million shares were received. The cumulative repurchase under the ASR Agreement was 17.0 million shares repurchased at an average price per share of $11.75. The aforementioned shares have been recorded as treasury stock.

6. Property and Equipment

Property and equipment consists of the following:

	July 30,	January 29,	July 31,
(In thousands)	2022	2022	2021
Property and equipment, at cost	$2,603,212	$2,480,438	$2,330,665
Less: Accumulated depreciation and impairment	(1,827,243)	(1,752,166)	(1,689,269)
Property and equipment, net	$775,969	$728,272	$641,396

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	July 30,	January 29,	July 31,
(In thousands)	2022	2022	2021
Goodwill, gross	$275,602	$275,612	$20,561
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$271,406	$271,416	$16,365

(1)
Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

(In thousands)	July 30, 2022	January 29, 2022	July 31, 2021
Intangible assets, at cost	$145,765	$145,243	$93,335
Accumulated amortization	(47,114)	(42,542)	(39,080)
Intangible assets, net	$98,651	$102,701	$54,255

8. Long-Term Debt, Net

Our long-term debt consisted of the following:

(In thousands)	July 30, 2022	January 29, 2022	July 31, 2021
2025 Notes principal	$69,601	$412,025	$412,025
Less: unamortized discount	779	71,023	80,345
2025 Notes, net	$68,822	$341,002	$331,680
Credit Facility borrowings	307,700	—	—
Total long-term debt, net	$376,522	$341,002	$331,680

2025 Notes - equity portion, net of tax	—	58,454	58,454

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes have a stated interest rate of 3.75%, payable semi-annually. The Company may redeem the 2025 Notes, in whole or in part, at any time beginning April 17, 2023. The Company used the net proceeds from the issuance for general corporate purposes.

The Company does not have the right to redeem the 2025 Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the fortieth scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Notes, at its option, for cash, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their notes for approximately 120.9 shares of the Company's common stock per $1,000 principal amount of the notes, equivalent to a conversion price of approximately $8.27 per share.

Note Exchange

In June 2022, the Company entered into separate privately negotiated exchange agreements with certain holders of the 2025 Notes, to exchange $342.4 million in aggregate principal amount of the 2025 Notes for a combination of cash and shares of the Company's common stock, plus payment for accrued and unpaid interest (the "Note Exchange").

The Company paid cash of $136.1 million to redeem the principal amount of the 2025 Notes with a carrying value of $339.2 million and issued approximately 34.7 million shares of the Company's common stock. In connection with these transactions, the Company recognized a pre-tax inducement charge of approximately $55.7 million during the 13 weeks ended July 30, 2022, which was recorded within debt related charges on the Consolidated Statements of Operations. Following the Note Exchange, approximately $69.6 million aggregate principal amount of the 2025 Notes remained outstanding at July 30, 2022.

The effective interest rate for the 2025 Notes is 4.3% and we calculated the effective yield using a market approach. The remaining amortization period of the discount was 2.75 years as of July 30, 2022.

Interest expense for the 2025 Notes was:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Accrued interest for interest payments	$2,008	$3,815	$5,914	$7,749
Amortization of discount	255	4,956	782	9,384
Total interest expense	$2,263	$8,771	$6,696	$17,133

Refer to Note 2 and Note 5 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.

The following table discloses conversion amounts if the 2025 Notes were all converted as of the end of the period:

(In thousands, except per share amounts)	July 30, 2022
Number of shares convertible	8,418
Conversion price per share	$8.27
Value in excess of principal if converted	$36,870

Revolving Credit Facility

In June 2022, the Company entered into the amended and restated Credit Agreement which provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations pursuant to the Credit Facility. The Credit Facility expires on June 24, 2027. Before amendment and restatement, the Company's previous credit agreement that provided senior secured asset-based revolving credit for loans and letters of credit up to $400 million and was scheduled to expire on January 30, 2024.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of July 30, 2022, the Company was in compliance with the terms of the Credit Agreement and had $307.7 million in outstanding borrowings and $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Company's previous credit agreement as of July 31, 2021.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during the 13 weeks ended July 30, 2022 was 2.7%. The total interest expense related to the Credit Facility for both the 13 and 26 weeks ended July 30, 2022 was $1.0 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended July 30, 2022 was $8.6 million ($7.7 million, net of tax) and $22.9 million ($20.4 million, net of tax), respectively, and for the 13 and 26 weeks ended July 31, 2021 was $9.0 million ($6.8 million, net of tax) and $21.6 million ($16.4 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards, which vest over the requisite service period of the award or at an employee’s eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 26 weeks ended July 30, 2022 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 29, 2022	3,647	$16.74
Granted	1,094	$17.24
Exercised	(80)	$8.62
Cancelled	(398)	$16.02
Outstanding - July 30, 2022	4,263	$17.09	4.4	2,401
Vested and expected to vest - July 30, 2022	3,022	$17.00	3.1	782
Exercisable - July 30, 2022 (1)	460	$8.62	4.4	1,575

(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on July 30, 2022.

Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $1.4 million and $0.4 million, respectively, for the 26 weeks ended July 30, 2022. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $13.1 million and $4.1 million, respectively, for the 26 weeks ended July 31, 2021.

As of July 30, 2022, there was $9.6 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended	26 Weeks Ended
	July 30,	July 31,
Black-Scholes Option Valuation Assumptions	2022	2021
Risk-free interest rate (1)	2.5%	0.9%
Dividend yield	3.8%	1.6%
Volatility factor (2)	52.2%	50.7%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	July 30, 2022		July 30, 2022
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested - January 29, 2022	2,702	$16.25	1,462	$20.95
Granted	1,578	$16.59	549	$19.16
Vested	(1,189)	$14.93	(257)	$21.28
Cancelled	(181)	$14.27	(76)	$21.16
Non-vested - July 30, 2022	2,910	$17.10	1,678	$20.30

As of July 30, 2022, there was $38.4 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. Based on current probable performance, there is $11.4 million of unrecognized compensation expense related to performance-based restricted stock unit awards which will be recognized as achievement of performance goals is probable over a one to three year period.

As of July 30, 2022, the Company had 4.5 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax benefit rate for the 13 weeks ended July 30, 2022 was 10.9% compared to the effective income tax rate of 24.3% for the 13 weeks ended July 31, 2021. The effective income tax rate for the 26 weeks ended July 30, 2022 was -82.5% compared to 24.5% for the 26 weeks ended July 31, 2021. The change in the effective tax rate, as compared to the prior period, is primarily due to the Note Exchange as a portion of the inducement charge was not deductible, lower excess tax benefits on share-based payments, and state legislative changes.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended July 30, 2022. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.8 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

12. Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder brand, Unsubscribed brand, and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they have been included in the Corporate and Other category, as permitted by ASC 280.

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income (loss), or the operating income (loss) in periods where there are no adjustments, of each segment. Adjusted operating income (loss) is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment, restructuring and COVID-19 related charges. Adjusted operating income (loss) is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. There were no adjustments to operating income in either the 13 or 26 weeks ended July 30, 2022 or July 31, 2021 for any segment, therefore adjusted operating income (loss) is not presented in the table below.

Reportable segment information is presented in the following table:

(in thousands)	American Eagle	Aerie	Corporate and Other(1)	Total(2)
13 weeks ended July 30, 2022
Total net revenue	$777,828	$371,683	$48,613	$1,198,124
Operating income (loss)	$109,110	$11,830	$(106,926)	$14,014
Capital expenditures	$18,754	$30,244	$20,466	$69,464

13 weeks ended July 31, 2021
Total net revenue	$845,882	$335,795	$12,479	$1,194,156
Operating income (loss)	$198,896	$70,646	$(101,546)	$167,996
Capital expenditures	$17,189	$16,641	$15,569	$49,399

(in thousands)	American Eagle	Aerie	Corporate and Other(1)	Total(2)
26 weeks ended July 30, 2022
Total net revenue	$1,463,407	$693,395	$96,359	$2,253,161
Operating income (loss)	$213,015	$54,903	$(212,002)	$55,916
Capital expenditures	$34,524	$61,259	$32,075	$127,858

26 weeks ended July 31, 2021
Total net revenue	$1,573,584	$633,282	$21,903	$2,228,769
Operating income (loss)	$350,128	$140,624	$(189,328)	$301,424
Capital expenditures	$30,628	$27,460	$28,117	$86,205

(1)
Corporate and Other includes revenue and operating results of the Todd Snyder brand, Unsubscribed brand, and Quiet Platforms (net of intersegment eliminations), which have been identified as separate operating segments, but are not material to disclose as separate reportable segments. Corporate operating costs represent certain costs that are not directly attributable to another reportable segment.
(2)
The difference between operating income (loss) and income before income taxes includes the following, which are not allocated to our reportable segments:

- For the 13 weeks ended July 30, 2022: debt related charges of $60.1 million; interest expense, net of $3.4 million; and other income, net of $1.8 million. For the 26 weeks ended July 30, 2022: debt related charges of $60.1 million; interest expense, net of $8.0 million; and other income, net of $6.3 million.

- For the 13 weeks ended July 31, 2021: interest expense, net of $8.9 million and other income, net of $1.4 million. For the 26 weeks ended July 31, 2021: interest expense, net of $17.4 million and other income, net of $3.2 million.

We do not allocate assets at the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following table presents summarized geographical information:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Total net revenue:
United States	$1,027,158	$1,030,308	$1,935,323	$1,939,966
Foreign (1)	170,966	163,848	317,838	288,803
Total net revenue	$1,198,124	$1,194,156	$2,253,161	$2,228,769
(1)
Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries, and international franchise royalty revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations and our present business environment. The following MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2021 which can be found in our Fiscal 2021 Form 10-K.

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
Current Trends and Outlook

Discussion of trends and uncertainties facing the Company, including those related to the COVID-19 pandemic’s impact on the Company’s business, recent acquisitions and the Company’s long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over the 13 and 26 weeks ended July 30, 2022 and the 13 and 26 weeks ended July 31, 2021.

Non-GAAP Information

Discussion of certain financial measures that have been determined to not be in accordance with GAAP. This section includes certain reconciliations from GAAP to non-GAAP financial measures and additional details on these financial non-GAAP measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for the 13 and 26 weeks ended July 30, 2022 and the 13 and 26 weeks ended July 31, 2021.
Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for the 13 and 26 weeks ended July 30, 2022 and the 13 and 26 weeks ended July 31, 2021.
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

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources between segments based on adjusted operating income (loss), or the operating income (loss) in periods where there are no adjustments, of each segment. See Note 12. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

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

Cash flow and liquidity — Our management evaluates cash flow from operations and investing and financing activities in determining the sufficiency of our cash position and capital allocation strategies. Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow and liquidity will be sufficient to fund anticipated capital expenditures and working capital requirements for the next twelve months and beyond.

Current Trends and Outlook

Inflation

During the second quarter of Fiscal 2022, our quarterly results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more extensive expense and capital expenditure reductions. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of our Fiscal 2021 Form 10-K.

COVID-19

The ongoing COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, and we continue to see disruptions and volatility in our business caused by the COVID-19 pandemic.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we believe that the Company may continue to experience degrees of volatility and business disruptions and remain at risk for periods of closure of our stores, distribution centers, and corporate facilities. While trends in new cases of COVID-19 in the United States improved during the six months ended July 30, 2022 compared to the final quarter of Fiscal 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic. Past and future impacts of the COVID-19 pandemic may disrupt the operations of our partners, suppliers, and vendors, which could lead to or exacerbate existing supply chain disruptions, shipping delays, freight cost increases, and labor shortages. We are monitoring ongoing developments, and we will take further actions that we believe are in the best interests of our associates and customers, as needed. For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of our Fiscal 2021 Form 10-K.

Quiet Platforms

In Fiscal 2021, the Company completed the acquisition of AirTerra and Quiet Logistics. With these acquisitions, the Company expects to be able to execute on operational efficiencies to create a supply chain platform, which we refer to as Quiet Platforms, with significant long-term growth potential.

Omni-Channel and Digital Capabilities

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, www.toddsnyder.com, www.unsubscribed.com, and our AEO apps, both domestically and internationally in 81 countries. We also sell merchandise on various international online marketplaces. The digital channels reinforce each particular brand and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Non-GAAP Information

The results of operations section below contains net income (loss) per diluted share presented on an adjusted or non-GAAP basis, which is a non-GAAP financial measure. This financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance when reviewed in conjunction with our GAAP Consolidated Financial Statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	13 Weeks Ended
	July 30,	July 31,
	2022	2021
Net (loss) income per diluted share - GAAP Basis	$(0.24)	$0.58
Add: Debt related charges (1)	0.28	—
Add: Convertible Debt (2)	—	0.02
Net income per diluted share - Adjusted or Non- GAAP Basis(3)	$0.04	$0.60

	26 Weeks Ended
	July 30,	July 31,
	2022	2021
Net (loss) income per diluted share - GAAP Basis	$(0.06)	$1.04
Add: Debt related charges (1)	0.26	—
Add: Convertible Debt (2)	—	0.04
Net income per diluted share - Adjusted or Non- GAAP Basis(3)	$0.20	$1.08

(1)
$60.1 million of pre-tax debt related charges related primarily to the induced conversion expense relating to the Note Exchange, along with certain other costs related to actions we took to strengthen our capital structure, recorded during the 13 weeks ended July 30, 2022.
(2)
Amortization of the non-cash discount on the 2025 Notes included in interest expense, net on the Consolidated Statements of Operations prior to the adoption of ASU 2020-06.
(3)
Adjusted EPS for the 13 and 26 weeks ended July 30, 2022 is calculated using weighted average diluted shares outstanding of 206.7 million and 213.3 million, respectively, which includes the dilutive effect of our convertible notes and equity compensation awards. As GAAP results were a net (loss) for these periods, these shares were not included in the GAAP diluted earnings per share denominator when calculating EPS on a GAAP basis.

Results of Operations

Overview

Demand in the second quarter was soft, reflecting the impact of inflationary pressure and a related shift in consumer spending patterns. In this environment, margin pressure was more amplified as we worked to clear through excess spring and summer goods. Given ongoing uncertainties in the macroeconomic environment, we have taken additional steps to position the business for improved financial performance. This includes further resetting inventory plans for the back half of the year, expanding the scope of expense and capital expenditure reductions.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	69.1	57.9	66.4	57.9
Gross profit	30.9	42.1	33.6	42.1
Selling, general and administrative expenses	25.7	24.6	26.9	25.1
Depreciation and amortization expense	4.0	3.4	4.2	3.5
Operating income	1.2	14.1	2.5	13.5
Debt related charges	5.1	-	2.7	-
Interest expense, net	0.3	0.8	0.4	0.7
Other income, net	(0.2)	(0.1)	(0.3)	(0.1)
(Loss) income before income taxes	(4.0)	13.4	(0.3)	12.9
(Benefit) provision for income taxes	(0.5)	3.2	0.2	3.2
Net (loss) income	(3.5)%	10.2%	(0.5)%	9.7%

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Number of stores:
Beginning of period	1,141	1,074	1,133	1,078
Opened	29	20	48	31
Closed	(10)	(4)	(21)	(19)
End of period	1,160	1,090	1,160	1,090
Total gross square feet at end of period (in '000)	7,205	6,799	7,205	6,799
International licensed/franchise stores at end of period (1)	260	242	260	242

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of July 30, 2022, we operated 873 American Eagle retail stores, which include 185 Aerie side-by-side locations and 2 OFFLINE™ side-by-side locations, 276 Aerie stand-alone stores (including 31 OFFLINE™ stand-alone stores and 21 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were six Todd Snyder stand-alone locations and five Unsubscribed locations.

Comparison of the 13 weeks ended July 30, 2022 to the 13 weeks ended July 31, 2021

Total Net Revenue

Total net revenue increased $4.0 million, to $1.198 billion compared to $1.194 billion last year.

American Eagle

Total net revenue for the 13 weeks ended July 30, 2022 for the American Eagle brand was $777.8 million compared to $845.9 million for the 13 weeks ended July 31, 2021.

Aerie

Total net revenue for the 13 weeks ended July 30, 2022 for the Aerie brand was $371.7 million compared to $335.8 million for the 13 weeks ended July 31, 2021.

Gross Profit

Gross profit decreased 26% or $132.4 million to $370.0 million compared to $502.4 million last year. Our gross margin percentage decreased to 30.9% of revenue from 42.1% of revenue last year. The gross margin decline was driven by a 750 basis point impact from higher markdowns, largely reflecting initiatives to clear excess inventory as a result of the larger than expected reduction in our sales trend. Higher freight costs impacted the gross margin by approximately 200 basis points and Quiet Platforms had a 60 basis point impact as we integrate and ramp up business. Delivery, warehousing costs and rent also increased, offset by lower incentive compensation accruals.

There was $4.0 million and $3.9 million of share-based payment expense included in gross profit for the 13 week periods ended July 30, 2022 and July 31, 2021, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 5% or $13.9 million to $307.8 million from $293.9 million last year. As a percentage of total net revenue, SG&A expenses increased 110 basis points to 25.7%, compared to 24.6% last year. The increase in expenses was primarily related to increased store wages and corporate compensation, professional services and advertising, partially offset by lower incentive compensation accruals.

There was $4.6 million and $5.1 million of share-based payment expense included in SG&A expenses for the 13 week periods ended July 30, 2022 and July 31, 2021, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 19% or $7.7 million, to $48.2 million for the 13 weeks ended July 30, 2022, compared to $40.5 million for the 13 weeks ended July 31, 2021, which was primarily driven by increased capital spending and the recent acquisition of Quiet Logistics. As a percentage of total net revenue, depreciation and amortization expense was 4.0% for the 13 weeks ended July 30, 2022 compared to 3.4% for the 13 weeks ended July 31, 2021.

Debt Related Charges

Debt related charges of $60.1 million for the 13 weeks ended June 30, 2022 consists primarily of a $55.7 million induced conversion expense relating to the Note Exchange, along with certain other costs related to actions we took to strengthen our capital structure.

Interest Expense, net

Interest expense, net decreased $5.5 million, to $3.4 million, for the 13 weeks ended July 30, 2022, compared to $8.9 million for the 13 weeks ended July 31, 2021. The decrease in expense was primarily attributable to the adoption of ASU 2020-06 which reduced non-cash interest expense related to amortization of the non-cash discount on our 2025 Notes, partially offset by $1.0 million of interest expense from borrowings under our Credit Facility this year.

Other Income, net

Other income, net was $1.8 million for the 13 weeks ended July 30, 2022, compared to $1.4 million for the 13 weeks ended July 31, 2021.

(Benefit) Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax benefit rate for the 13 weeks ended July 30, 2022 was 10.9% compared to the effective income tax rate of 24.3% for the 13 weeks ended July 31, 2021. The change in the effective tax rate, as compared to the prior period, is primarily due to the Note Exchange as a portion of the inducement charge was not deductible, lower excess tax benefits on share-based payments, and state legislative changes.

Net (Loss) Income

Net (loss) income decreased $164.0 million, to a net loss of $42.5 million for the 13 weeks ended July 30, 2022, or (3.5%) as a percentage of total net revenue, compared to net income of $121.5 million, or 10.2% as a percentage of total net revenue for the 13 weeks ended July 31, 2021.

Net (loss) income per share decreased to a net loss of $0.24 per diluted share, including $0.28 of debt related charges for the 13 weeks ended July 30, 2022, compared to net income of $0.58 per diluted share, including $0.02 of the amortization of the non-cash discount on the 2025 Notes for the 13 weeks ended July 31, 2021. The change in net (loss) income was attributable to the factors noted above.

Comparison of the 26 weeks ended July 30, 2022 to the 26 weeks ended July 31, 2021

Total Net Revenue

Total net revenue increased 1%, or $24.4 million, to $2.253 billion compared to $2.229 billion last year.

American Eagle

Total net revenue for the 26 weeks ended July 30, 2022 for the American Eagle brand was $1.463 billion compared to $1.574 billion for the 26 weeks ended July 31, 2021.

Aerie

Total net revenue for the 26 weeks ended July 30, 2022 for the Aerie brand was $693.4 million compared to $633.3 million for the 26 weeks ended July 31, 2021.

Gross Profit

Gross profit decreased 19% or $180.6 million, to $758.0 million compared to $938.6 million last year. Our gross margin percentage decreased to 33.6% of revenue from 42.1% of revenue last year. The gross margin decline was driven by a 440 basis point impact from higher markdowns, largely reflecting initiatives to clear excess inventory. Higher freight costs impacted the gross margin by approximately 270 basis points and Quiet Platforms had a 90 basis point impact as we integrate and ramp up the business. Delivery, warehousing costs and rent also increased, offset by lower incentive compensation accruals.

There was $9.4 million and $8.2 million of share-based payment expense included in gross profit for the 26 week periods ended July 30, 2022 and July 31, 2021, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 9% or $48.2 million to $606.6 million from $558.4 million last year. As a percentage of total net revenue, SG&A expenses increased 180 basis points to 26.9%, compared to 25.1% last year. The increase in expenses was primarily related to increased store wages and hours and corporate compensation, professional services and advertising, partially offset by lower incentive compensation accruals.

There was $13.5 million and $13.4 million of share-based payment expense included in SG&A expenses for the 26 week periods ended July 30, 2022 and July 31, 2021, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 21% or $16.8 million, to $95.5 million for the 26 weeks ended July 30, 2022, compared to $78.7 million for the 26 weeks ended July 31, 2021, which was primarily driven by increased capital spending and the recent acquisition of Quiet Logistics. As a percentage of total net revenue, depreciation and amortization expense was 4.2% this year compared to 3.5% last year.

Debt Related Charges

Debt related charges of $60.1 million for the 26 weeks ended June 30, 2022 consists primarily of a $55.7 million induced conversion expense related to the Note Exchange, along with certain other costs related to actions we took to strengthen our capital structure.

Interest Expense, net

Interest expense, net decreased $9.4 million, to $8.0 million, for the 26 weeks ended July 30, 2022, compared to $17.4 million for the 26 weeks ended July 31, 2021. The decrease in expense was primarily attributable to the adoption of ASU 2020-06 which reduced non-cash interest expense related to amortization of the non-cash discount on our 2025 Notes, partially offset by $1.0 million of interest expense from borrowings under our Credit Facility.

Other Income, net

Other income, net was $6.3 million for the 26 weeks ended July 30, 2022, compared to $3.2 million for the 26 weeks ended July 31, 2021.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 26 weeks ended July 30, 2022 was -82.5% compared to 24.5% for the 26 weeks ended July 31, 2021. The change in the effective tax rate, as compared to the prior period, is primarily due to the Note Exchange as a portion of the inducement charge was not deductible, lower excess tax benefits on share-based payments, and state legislative changes.

Net (Loss) Income

Net (loss) income decreased $227.7 million, to a net loss of $10.7 million for the 26 weeks ended July 30, 2022, or (0.5%) as a percentage of total net revenue, compared to $217.0 million, or 9.7% as a percentage of total net revenue for the 26 weeks ended July 31, 2021.

Net (loss) income per share decreased to a net loss of $0.06 per diluted share, including $0.26 of debt related charges for the 26 weeks ended July 30, 2022, compared to net income of $1.04 per diluted share, including $0.03 of the amortization of the non-cash discount on the 2025 Notes for the 26 weeks ended July 31, 2021. The change in net (loss) income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of July 30, 2022, our international licensing partners operated in more than 260 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in 26 countries.

As of July 30, 2022, we had 103 company-owned stores in Canada, 64 in Mexico, 17 in Hong Kong and 7 in Puerto Rico.

Liquidity and Capital Resources

Our uses of cash have historically been for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion, and the return of value to shareholders through the repurchase of common stock and the payment of dividends. Additionally, our uses of cash have included the development of the Aerie brand, investments in supply chain technology and omni-channel capabilities, and our international expansion efforts.

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain a Credit Facility that allows us to borrow up to $700 million, which will expire in June 2027. As of July 30, 2022, we had borrowings under the Credit Facility of $307.7 million. Additionally, approximately $69.6 million aggregate principal amount of the 2025 Notes remain outstanding at July 30, 2022.

As of July 30, 2022, we had approximately $98.2 million in cash and cash equivalents. We expect to be able to fund our current and long-term cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	July 30,	January 29,	July 31,
	2022	2022	2021
Working Capital (in thousands)	$459,328	$554,053	$832,365
Current Ratio	1.64	1.66	2.08

Working capital decreased $94.7 million compared to January 29, 2022 and decreased $373.0 million compared to last year. The $373.0 million decrease in our working capital compared to July 31, 2021, is driven by a $725.8 million decrease in cash and short-term investments. This decrease is primarily related to our acquisition of Quiet Logistics and AirTerra in Fiscal 2021 totaling $358.1 million (net of cash acquired), as well as $200.0 million in share repurchases under our ASR Agreement and $136.1 million in cash paid to holders of the 2025 Notes pursuant to the Note Exchange. This decrease in working capital was partially offset by a $183.5 million increase in inventory, a $82.4 million decrease in accrued compensation and a $65.4 million increase in net accounts receivable.

Cash Flows (Used for) Provided by Operating Activities

Net cash used for operating activities totaled $105.3 million for the 26 weeks ended July 30, 2022, compared to net cash provided by operating activities of $121.9 million for the 26 weeks ended July 31, 2021. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Net cash used for investing activities totaled $128.4 million for the 26 weeks ended July 30, 2022, compared to net cash used for investing activities of $140.4 million for the 26 weeks ended July 31, 2021. Investing activities for the 26 weeks ended July 30, 2022 primarily consisted of $127.9 million of capital expenditures for property and equipment. Investing activities for the 26 weeks ended July 31, 2021 primarily consisted of $86.2 million of capital expenditures for property and equipment and $50.0 million of net short-term investment purchases.

Cash Flows Used for Financing Activities

Net cash used for financing activities totaled $102.1 million for the 26 weeks ended July 30, 2022, compared to net cash used for financing activities of $58.1 million for the 26 weeks ended July 31, 2021. Cash used for financing activities for the 26 weeks ended July 30, 2022 consisted primarily of $200.0 million used to repurchase the Company's common stock under the ASR Agreement, $136.1 million used for the principal paid in connection with the Note Exchange, $64.8 million used for cash dividends paid at a quarterly rate of $0.18 per share and $9.6 million used for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $307.7 million of proceeds from borrowings under our Credit Facility.

Cash used for financing activities for the 26 weeks ended July 31, 2021 consisted primarily of $53.2 million for cash dividends paid at quarterly rates of $0.1375 and $0.18 per share for the 13 weeks ended May 2, 2021 and July 31, 2021, respectively, and $17.5 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $13.1 million of proceeds from stock option exercises.

Credit Facility

In June 2022, we entered into the Credit Agreement, which provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million pursuant to the Credit Facility, subject to customary borrowing base limitations. The Credit Facility expires on June 24, 2027.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of July 30, 2022, the Company was in compliance with the terms of the Credit Agreement and had $307.7 million in borrowings and $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Company's previous credit agreement as of July 31, 2021.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended July 30, 2022 were $127.9 million, and included $85.7 million related to investments in our stores, including 48 new stores (11 American Eagle stores, 35 Aerie stand-alone stores (including 12 OFFLINE™ stand-alone stores), one Todd Snyder store, and one Unsubscribed store), and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($33.1 million), Quiet Platforms ($7.0 million) and other home office projects ($2.1 million).

For Fiscal 2022, we expect total capital expenditures to be approximately $250 million, related to the continued support of our expansion efforts, stores, information technology upgrades to support growth, and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current cash holdings and available liquidity.

Share Repurchases

During Fiscal 2019, our Board of Directors (“Board”) authorized the repurchase of 30.0 million shares under a share repurchase program.

On June 3, 2022, the Company entered into an ASR Agreement with JPMorgan Chase Bank (“JPM”) to repurchase an aggregate of $200.0 million of the Company’s common stock.

Pursuant to the terms of the ASR Agreement, on June 3, 2022, the Company paid to JPM $200.0 million in cash and received an initial delivery of 13.4 million shares of its common stock on June 3, 2022. At final settlement, on July 28, 2022, an additional 3.7 million shares were received. The cumulative repurchase under the ASR Agreement was 17.0 million shares repurchased at an average price per share of $11.75.

As of July 30, 2022, our total remaining share repurchase authorization was approximately 13.0 million shares.

During both the 26 weeks ended July 30, 2022 and July 31, 2021, we repurchased approximately 0.6 million shares from certain employees at market prices totaling $9.6 million and $17.5 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended July 30, 2022, our Board declared a quarterly cash dividend of $0.18 per share on June 8, 2022, which was paid on July 22, 2022.

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

Subsequent to the 13 weeks ended, the Company announced that, given ongoing external uncertainties, in order to increase financial flexibility it is temporarily suspending its quarterly cash dividends.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to our Consolidated Financial Statements for the year ended January 29, 2022 contained in our Fiscal 2021 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report. The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

As of July 30, 2022, we held certain assets that are required to be measured at fair value on a recurring basis. These include cash and cash equivalents.

In accordance with ASC 820, the following table represents the fair value hierarchy of our financial assets (cash equivalents) measured at fair value on a recurring basis as of July 30, 2022:

	Fair Value Measurements at July 30, 2022
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$98,111	$98,111	$—	$—
Interest bearing deposits	103	103	—	—
Total cash and cash equivalents	$98,214	$98,214	$—	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $0.3 million and $0.8 million was included in other comprehensive income during the 13 and 26 weeks ended July 30, 2022, respectively. Our market risk profile as of January 29, 2022, is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2021 Form 10-K, and is unchanged as of July 30, 2022.

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

In connection with the preparation of this Quarterly Report, as of July 30, 2022, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 30, 2022:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 1, 2022 through May 28, 2022)	1,944	$13.86	—	30,000,000
Month #2 (May 29, 2022 through July 2, 2022)	13,464,929	$12.79	13,355,593	16,644,407
Month #3 (July 3, 2022 through July 30, 2022)	3,669,080	$7.96	3,667,277	12,977,130
Total	17,135,953	$11.75	17,022,870	12,977,130

(1)
In June of 2022, pursuant to the ASR Agreement, the Company paid $200.0 million in cash and received an initial delivery of 13.4 million shares of its common stock for an aggregate purchase price of $170.8 million and a price per share of $12.79 on June 3, 2022. At final settlement, on July 28, 2022, an additional 3.7 million shares were received. The cumulative repurchase under the ASR Agreement was 17.0 million shares repurchased at an average price per share of $11.75. Additionally, 0.1 million shares were repurchased for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended July 30, 2022.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
During Fiscal 2019 our Board authorized the public repurchase of 30.0 million shares under a share repurchase program which expires on February 3, 2024.

ITEM 6. EXHIBITS.

10.1

Form of Exchange Agreement, by and between American Eagle Outfitters, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-33338))

10.2

Accelerated Share Repurchase Agreement, dated June 3, 2022, by and between American Eagle Outfitters, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-33338))

10.3

Amendment and Restatement Agreement, dated as of June 24, 2022, between American Eagle Outfitters, Inc., American Eagle Outfitters Canada Corporation, the guarantors parties thereto from time to time, the lenders parties thereto from time to time and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2022 (SEC File No. 001-33338))

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

* 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of July 30, 2022, January 29, 2022 and July 31, 2021, (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021, (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021, and (v) Consolidated Statements of Cash Flows for the 26 weeks ended July 30, 2022 and July 31, 2021

* 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2022

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)