Form 10-Q
period 2022-10-29
AMERICAN EAGLE OUTFITTERS INC
filed 2022-11-23
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 187,406,236 shares of common stock were outstanding at November 21, 2022.

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
•
our plans for our supply chain platform;
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

Our forward-looking statements surrounding the novel strain of coronavirus ("COVID-19") include, but are not limited to, statements about:

•
the ongoing impact of the COVID-19 pandemic on global economic conditions;
•
the currently unknown duration and trajectory of the COVID-19 pandemic;
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
•
the risks associated with climate change, and related legislative and regulatory responses to climate change, which may adversely impact our business;

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
•
the risks relating to foreign laws and regulations, among others, that our international operations subject us to;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	October 29,	January 29,	October 30,
(In thousands, except per share amounts)	2022	2022	2021
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,133	$434,770	$740,668
Merchandise inventory	797,731	553,458	739,808
Accounts receivable, net	250,879	286,683	228,461
Prepaid expenses and other	146,362	122,013	66,593
Total current assets	1,277,105	1,396,924	1,775,530
Operating lease right-of-use assets	1,148,832	1,193,021	1,148,108
Property and equipment, at cost, net of accumulated depreciation	789,809	728,272	665,408
Goodwill, net	271,209	271,416	16,389
Intangible assets, net	96,530	102,701	52,943
Non-current deferred income taxes	34,135	44,167	57,753
Other assets	54,857	50,142	33,884
Total assets	$3,672,477	$3,786,643	$3,750,015
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$188,448	$231,782	$314,561
Current portion of operating lease liabilities	332,160	311,005	299,693
Unredeemed gift cards and gift certificates	47,531	71,365	42,070
Accrued compensation and payroll taxes	36,436	141,817	123,588
Accrued income and other taxes	13,056	16,274	33,570
Other current liabilities and accrued expenses	67,799	70,628	56,090
Total current liabilities	685,430	842,871	869,572
Non-current liabilities:
Non-current operating lease liabilities	1,089,710	1,154,481	1,123,681
Long-term debt, net	411,911	341,002	336,249
Other non-current liabilities	22,894	24,617	23,816
Total non-current liabilities	1,524,515	1,520,100	1,483,746
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 187,388, 168,699, and 168,622 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	389,726	636,355	627,264
Accumulated other comprehensive loss	(41,267)	(40,845)	(39,049)
Retained earnings	2,080,852	2,203,772	2,185,393
Treasury stock, at cost, 62,178, 80,867, and 80,944 shares, respectively	(969,275)	(1,378,106)	(1,379,407)
Total stockholders’ equity	1,462,532	1,423,672	1,396,697
Total liabilities and stockholders’ equity	$3,672,477	$3,786,643	$3,750,015

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands, except per share amounts)	2022	2021	2022	2021

Total net revenue	$1,240,583	$1,274,078	$3,493,745	$3,502,848
Cost of sales, including certain buying, occupancy and warehousing expenses	760,810	709,554	2,255,929	1,999,743
Gross profit	479,773	564,524	1,237,816	1,503,105
Selling, general and administrative expenses	311,101	313,890	917,687	872,320
Depreciation and amortization expense	51,124	40,947	146,664	119,674
Operating income	117,548	209,687	173,465	511,111
Debt related charges	—	—	60,066	—
Interest expense, net	3,878	8,612	11,887	26,038
Other expense (income), net	782	(3,130)	(5,501)	(6,354)
Income before income taxes	112,888	204,205	107,013	491,427
Provision for income taxes	31,616	51,981	36,466	122,226
Net income	81,272	152,224	70,547	369,201

Net income per basic share	$0.44	$0.91	$0.39	$2.20
Net income per diluted share	$0.42	$0.74	$0.36	$1.78

Weighted average common shares outstanding - basic	186,305	167,637	178,637	168,062
Weighted average common shares outstanding - diluted	195,776	205,013	207,499	207,032

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands)	2022	2021	2022	2021
Net income	$81,272	$152,224	$70,547	$369,201
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,250)	(2,155)	(422)	1,699
Other comprehensive income (loss)	(1,250)	(2,155)	(422)	1,699
Comprehensive income	$80,022	$150,069	$70,125	$370,900

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended October 29, 2022 and October 30, 2021

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at July 31, 2021	168,454	$2,496	$630,506	$2,058,448	$(1,379,025)	$(36,894)	$1,275,531
Stock awards	—	—	7,791	—	—	—	7,791
Repurchase of common stock from employees	(188)	—	—	—	(6,452)	—	(6,452)
Reissuance of treasury stock	356	—	(11,778)	5,820	6,070	—	112
Net income	—	—	—	152,224	—	—	152,224
Other comprehensive (loss)	—	—	—	—	—	(2,155)	(2,155)
Cash dividends and dividend equivalents ($0.18 per share)	—	—	745	(31,099)	—	—	(30,354)
Balance at October 30, 2021	168,622	$2,496	$627,264	$2,185,393	$(1,379,407)	$(39,049)	$1,396,697

Balance at July 30, 2022	187,312	$2,496	$380,959	$2,000,021	$(970,536)	$(40,017)	$1,372,923
Stock awards	—	—	6,591		—	—	6,591
Repurchase of common stock from employees	(18)	—	—	—	(193)	—	(193)
Reissuance of treasury stock	94	—	(660)	(441)	1,454	—	353
Net income	—	—	—	81,272	—	—	81,272
Other comprehensive (loss)	—	—	—	—	—	(1,250)	(1,250)
Contributions from noncontrolling interests	—	—	2,836	—	—	—	2,836
Balance at October 29, 2022	187,388	$2,496	$389,726	$2,080,852	$(969,275)	$(41,267)	$1,462,532

39 Weeks Ended October 29, 2022 and October 30, 2021

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	29,245	—	—	—	29,245
Repurchase of common stock from employees	(779)	—	—	—	(23,963)	—	(23,963)
Reissuance of treasury stock	2,719	—	(58,063)	26,417	46,071	—	14,425
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	369,201	—	—	369,201
Other comprehensive income	—	—	—	—	—	1,699	1,699
Cash dividends and dividend equivalents ($0.4975 per share)	—	—	2,240	(85,833)	—	—	(83,593)
Balance at October 30, 2021	168,622	$2,496	$627,264	$2,185,393	$(1,379,407)	$(39,049)	$1,396,697

Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	29,249	—	—	—	29,249
Repurchase of common stock from employees	(584)	—	—	—	(9,772)	—	(9,772)
Reissuance of treasury stock	1,617	—	(24,618)	(1,539)	27,425	—	1,268
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	34,679	—	(187,894)	(144,507)	591,178	—	258,777
Net income	—	—	—	70,547	—	—	70,547
Cash dividends and dividend equivalents ($0.36 per share)	—	—	1,484	(66,251)	—	—	(64,767)
Other comprehensive (loss)	—	—	—	—	—	(422)	(422)
Contributions from noncontrolling interests	—	—	2,836	—	—	—	2,836
Balance at October 29, 2022	187,388	$2,496	$389,726	$2,080,852	$(969,275)	$(41,267)	$1,462,532

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	October 29,	October 30,
(In thousands)	2022	2021
Operating activities:
Net income	$70,547	$369,201
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	150,462	122,906
Share-based compensation	29,962	29,435
Deferred income taxes	25,416	(28,261)
Loss on exchange of convertible senior notes	55,687	—
Changes in assets and liabilities:
Merchandise inventory	(244,864)	(333,871)
Operating lease assets	256,523	222,403
Operating lease liabilities	(248,721)	(269,153)
Other assets	(4,404)	(44,120)
Accounts payable	(43,378)	57,363
Accrued compensation and payroll taxes	(105,466)	(18,690)
Accrued and other liabilities	(28,466)	26,488
Net cash (used for) provided by operating activities	(86,702)	133,701
Investing activities:
Capital expenditures for property and equipment	(199,364)	(144,405)
Purchase of available-for-sale investments	-	(75,000)
Sale of available-for-sale investments	-	75,000
Other investing activities	(700)	(4,372)
Net cash used for investing activities	(200,064)	(148,777)
Financing activities:
Accelerated share repurchase	(200,000)	—
Proceeds from revolving line of credit, net	343,000	—
Principal paid in connection with exchange of convertible senior notes due 2025	(136,077)	—
Repurchase of common stock from employees	(9,772)	(23,963)
Net proceeds from stock options exercised	1,799	13,065
Cash dividends paid	(64,767)	(83,593)
Other financing activities	1,670	(329)
Net cash used for financing activities	(64,147)	(94,820)
Effect of exchange rates changes on cash	(1,724)	87
Net change in cash and cash equivalents	(352,637)	(109,809)
Cash and cash equivalents - beginning of period	434,770	850,477
Cash and cash equivalents - end of period	$82,133	$740,668

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company", "AEO", “we”, and “our”), a Delaware corporation, at October 29, 2022, January 29, 2022, and October 30, 2021 and for the 13 and 39 week periods ended October 29, 2022 and October 30, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (the “Fiscal 2021 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and more than 260 international store locations managed by third-party operators. We offer a broad assortment of high quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the AE brand, and intimates, apparel, active wear, and swim collections under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, Hong Kong, and Japan. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to 81 countries worldwide.

In Fiscal 2021, we acquired AirTerra, Inc. ("AirTerra") and Quiet Logistics, Inc. ("Quiet Logistics"), creating a new supply chain platform ("Quiet Platforms”). AirTerra is a middle-mile freight consolidator that provides cost effective shipping solutions. Quiet Logistics is a leading logistics company that operates a network of in-market fulfillment centers, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options for customers and stores. Both acquisitions represent an important step in our ongoing supply chain transformation strategy. Quiet Platforms provides fulfillment benefits to American Eagle and Aerie. Additionally, it provides the Company with a new long-term growth opportunity by extending its cutting-edge shared supply chain assets and capabilities to the platform's third party customer file of small- and mid-sized retailers.

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

COVID-19 Pandemic

Impacts related to the ongoing COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. We have experienced and may continue to experience significant disruptions to our business due to the COVID-19 pandemic and the related suggested and mandated social distancing and shelter-in-place orders. During periods when stores have been impacted by reduced mall traffic, we have focused on our omni-channel capabilities. As of October 29, 2022, all of our stores have reopened and remain open, although we continue to see residual impacts on foot traffic and in-store revenues.

The impacts of the COVID-19 pandemic on our business are discussed in further detail within these Notes to the Consolidated Financial Statements and within Item 2 of this Quarterly Report, of which these Notes form a part.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interests are included as a component of contributed capital within the Consolidated Balance Sheets and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At October 29, 2022, the Company operated in two reportable segments, American Eagle and Aerie.

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

Refer to Note 5 and Note 8 to the Consolidated Financial Statements for additional information regarding EPS and long-term debt, respectively.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended October 29, 2022, an unrealized loss of $1.3 million was included in other comprehensive income (loss). During the 39 weeks ended, October 29, 2022, an unrealized loss of $0.4 million was included in other comprehensive income (loss), primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of October 29, 2022, the weighted average remaining useful life of our assets was approximately 6 years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income within the Consolidated Statements of Operations. No asset impairment charges were recorded during the 13 or 39 weeks ended October 29, 2022 or October 30, 2021.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment.

Goodwill and Intangible Assets, net

The Company’s goodwill is primarily related to the acquisition of Quiet Logistics in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. As a result of the Company's annual goodwill impairment test as of January 29, 2022, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 39 weeks ended October 29, 2022 or October 30, 2021.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 39 weeks ended October 29, 2022 or October 30, 2021.

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

Long-Term Debt

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). Prior to the adoption of ASU 2020-06 in Fiscal 2022, the 2025 Notes were accounted for under the cash conversion model, which is one of the models eliminated by ASU 2020-06. The adoption of ASU 2020-06 resulted in the 2025 Notes being accounted for as a single balance in long-term debt, rather than being accounted for as separate debt and equity components. As of October 29, 2022, approximately $69.6 million aggregate principal of the 2025 Notes remain outstanding.

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

Revenue is recorded net of estimated and actual sales returns and promotional price reductions. The Company records the impact of adjustments to its sales return reserve quarterly within total net revenue and cost of sales. The sales return reserve reflects an estimate of sales returns based on projected merchandise returns determined using historical average return percentages. The presentation on a gross basis of the sales return reserve consists of a separate right of return asset and liability. These amounts are recorded within (i) prepaid expenses and other and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on gift card breakage, determined through historical redemption trends. Revenue on unredeemed gift cards, based on an estimate of the amounts that will not be redeemed "gift card breakage"), is recognized in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded approximately $1.7 million of revenue related to gift card breakage during both the 13 weeks ended October 29, 2022 and October 30, 2021. During the 39 weeks ended October 29, 2022 and October 30, 2021, the Company recorded $6.6 million and $6.1 million, respectively, of revenue related to gift card breakage.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") consist of compensation and employee benefit expenses, including salaries, incentives and related benefits associated with our stores and corporate headquarters. SG&A expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

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

Debt Related Charges

Debt related charges consists primarily of a $55.7 million induced conversion expense on the exchange of the 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure during the 26 weeks ended July 30, 2022. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding the 2025 Notes.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Company’s 2025 Notes and borrowings under our Credit Facility, partially offset by interest income from cash and cash equivalents.

Other Expense (Income), Net

Other expense (income), net consists of allowances for uncollectible receivables, foreign currency fluctuations and changes in other non-operating items. Net loss attributable to non-controlling interests was not material for any period presented and is included within other expense (income), net.

Segment Information

We have two reportable segments: American Eagle and Aerie. For additional information regarding the Company’s segments and geographic information, refer to Note 12 to the Consolidated Financial Statements.

3. Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and cash equivalents, which are recorded in the Consolidated Balance Sheets:

(In thousands)	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents:
Cash	$82,029	$138,758	$364,769
Interest bearing deposits	104	296,012	375,899
Total cash and cash equivalents	$82,133	$434,770	$740,668

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

	Fair Value Measurements at October 29, 2022
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$82,029	$82,029	$—	$—
Interest bearing deposits	104	104	—	—
Total cash and cash equivalents	$82,133	$82,133	$—	$—

Long-Term Debt

As of October 29, 2022, the fair value of the Company's $343.0 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of October 30, 2021, the Company had no outstanding borrowings under its previous credit agreement.

The Company had approximately $69.6 million aggregate principal of the 2025 Notes outstanding at October 29, 2022. The fair value of the Company's 2025 Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. There were no asset impairment charges recorded during the 13 or 39 weeks ended October 29, 2022 or October 30, 2021.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of January 29, 2022. As a result of the Company's annual goodwill impairment test, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 39 weeks ended

October 29, 2022 or October 30, 2021. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

5. Earnings per Share

The following is a reconciliation between the amounts used in the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net income and numerator for basic EPS	$81,272	$152,224	$70,547	$369,201
Add: Interest expense, net of tax, related to the 2025 Notes (1)	529	—	4,897	—
Numerator for diluted EPS	$81,801	$152,224	$75,444	$369,201

Denominator:
Denominator for basic EPS - weighted average shares	186,305	167,637	178,637	168,062
Add: Dilutive effect of the 2025 Notes (1)	8,418	33,687	27,280	34,616
Add: Dilutive effect of stock options and non-vested restricted stock	1,053	3,689	1,582	4,354
Denominator for diluted EPS - adjusted weighted average shares	195,776	205,013	207,499	207,032
Anti-dilutive shares (2)	4,221	286	2,390	172

(1)
During the 39 weeks ended October 29, 2022, the Company adopted ASU 2020-06 under the modified retrospective method, which requires the Company to utilize the "if-converted" method of calculated diluted EPS. Accordingly, we did not restate financial information for the 39 weeks ended October 30, 2021. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.
(2)
For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

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

6. Property and Equipment

Property and equipment consists of the following:

	October 29,	January 29,	October 30,
(In thousands)	2022	2022	2021
Property and equipment, at cost	$2,657,167	$2,480,438	$2,394,148
Less: Accumulated depreciation and impairment	(1,867,358)	(1,752,166)	(1,728,740)
Property and equipment, net	$789,809	$728,272	$665,408

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

(In thousands)	October 29, 2022	January 29, 2022	October 30, 2021
Goodwill, gross	$275,405	$275,612	$20,585
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$271,209	$271,416	$16,389

(1)
Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

(In thousands)	October 29, 2022	January 29, 2022	October 30, 2021
Intangible assets, at cost	$145,935	$145,243	$93,504
Accumulated amortization	(49,405)	(42,542)	(40,561)
Intangible assets, net	$96,530	$102,701	$52,943

8. Long-Term Debt, Net

Our long-term debt consisted of the following:

(In thousands)	October 29, 2022	January 29, 2022	October 30, 2021
2025 Notes principal	$69,601	$412,025	$412,025
Less: unamortized discount	690	71,023	75,776
2025 Notes, net	$68,911	$341,002	$336,249
Credit Facility borrowings	343,000	—	—
Total long-term debt, net	$411,911	$341,002	$336,249

2025 Notes - equity portion, net of tax	—	58,454	58,454

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

Note Exchange

In June 2022, the Company entered into separate privately negotiated exchange agreements with certain holders of the 2025 Notes, to exchange $342.4 million in aggregate principal amount of the 2025 Notes for a combination of cash and shares of the Company's common stock, plus payment of accrued and unpaid interest (the "Note Exchange").

The Company paid cash of $136.1 million to redeem a principal amount of the 2025 Notes with a carrying value of $339.2 million and issued approximately 34.7 million shares of the Company's common stock. In connection with these transactions, the Company recognized a pre-tax inducement charge of approximately $55.7 million during the 13 weeks ended July 30, 2022, which was recorded within debt related charges on the Consolidated Statements of Operations. Following the Note Exchange, approximately $69.6 million aggregate principal amount of the 2025 Notes remained outstanding at October 29, 2022.

The effective interest rate for the 2025 Notes is 4.3% and we calculated the effective yield using a market approach. The remaining amortization period of the discount was 2.50 years as of October 29, 2022.

Interest expense for the 2025 Notes was:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Accrued interest for interest payments	$645	$3,863	$6,559	$11,611
Amortization of discount	89	4,569	872	13,953
Total interest expense	$734	$8,432	$7,431	$25,564

Refer to Note 2 and Note 5 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.

The following table discloses conversion amounts if the 2025 Notes were all converted as of the end of the period:

(In thousands, except per share amounts)	October 29, 2022
Number of shares convertible	8,418
Conversion price per share	$8.27
Value in excess of principal if converted	$24,722

Revolving Credit Facility

In June 2022, the Company entered into the amended and restated Credit Agreement which provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations pursuant to the Credit Facility. The Credit Facility expires on June 24, 2027. Before amendment and restatement, the Company's previous credit agreement provided senior secured asset-based revolving credit for loans and letters of credit up to $400 million and was scheduled to expire on January 30, 2024.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of October 29, 2022, the Company was in compliance with the terms of the Credit Agreement and had $343.0 million in outstanding borrowings and $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Company's previous credit agreement as of October 30, 2021.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during the 13 and 39 weeks ended October 29, 2022 was 3.8% and 3.5%, respectively. The total interest expense related to the Credit Facility for the 13 and 39 weeks ended October 29, 2022 was $2.9 million and $3.9 million, respectively.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 29, 2022 was $6.8 million ($4.9 million, net of tax) and $30.0 million ($19.7 million, net of tax), respectively, and for the 13 and 39 weeks ended October 30, 2021 was $7.9 million ($5.9 million, net of tax) and $29.4 million ($22.2 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards, which vest over the requisite service period of the award or at an employee’s eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 39 weeks ended October 29, 2022 follows:

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 29, 2022	3,647	$16.74
Granted	1,094	$17.24
Exercised	(108)	$8.62
Cancelled	(617)	$16.87
Outstanding - October 29, 2022	4,016	$17.07	4.1	1,708
Vested and expected to vest - October 29, 2022	2,856	$17.01	2.9	550
Exercisable - October 29, 2022 (1)	433	$9.91	4.4	1,139

(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on October 29, 2022.

Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $1.8 million and $0.3 million, respectively, for the 39 weeks ended October 29, 2022. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $13.1 million and $4.3 million, respectively, for the 39 weeks ended October 30, 2021.

As of October 29, 2022, there was $7.6 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended	39 Weeks Ended
	October 29,	October 30,
Black-Scholes Option Valuation Assumptions	2022	2021
Risk-free interest rate (1)	2.5%	0.9%
Dividend yield	3.8%	1.6%
Volatility factor (2)	52.2%	50.7%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	October 29, 2022		October 29, 2022
(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested - January 29, 2022	2,702	$16.25	1,462	$20.95
Granted	1,598	$16.51	549	$19.16
Vested	(1,228)	$15.01	(257)	$21.28
Cancelled	(314)	$15.57	(180)	$22.39
Non-vested - October 29, 2022	2,758	$17.03	1,574	$20.11

As of October 29, 2022, there was $31.6 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.0 years. There was $8.3 million of unrecognized compensation expense related to performance-based restricted stock unit awards for which a Monte-Carlo simulation was performed that is expected to be recognized over a weighted period of 2.1 years.

As of October 29, 2022, the Company had 4.8 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 29, 2022 was 28.0% compared to 25.5% for the 13 weeks ended October 30, 2021. The effective income tax rate for the 39 weeks ended October 29, 2022 was 34.1% compared to 24.9% for the 39 weeks ended October 30, 2021. The change in the effective tax rate for the 13 weeks ended October 29, 2022 is primarily due to international tax provisions of the Tax Cuts and Jobs Act (the "Tax Act"), the impact of tax guidance related to foreign taxes, and overall geographic mix of earnings in jurisdictions with different tax rates. The change in the effective tax rate for the 39 weeks ended October 29, 2022 is primarily due to the Note Exchange as a portion of the inducement charge was not deductible, lower excess tax benefits on share-based payments, and state legislative changes.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 29, 2022. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $0.8 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income (loss), or the operating income (loss) in periods where there are no adjustments, of each segment. Adjusted operating income (loss) is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment, restructuring and COVID-19 related charges. Adjusted operating income (loss) is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. There were no adjustments to operating income in either the 13 or 39 weeks ended October 29, 2022 or October 30, 2021 for any segment, therefore adjusted operating income (loss) is not presented in the table below.

Reportable segment information is presented in the following table:

(in thousands)	American Eagle	Aerie	Corporate and Other (1)	Total (2)
13 weeks ended October 29, 2022
Total net revenue	$837,575	$349,712	$53,296	$1,240,583
Operating income (loss)	$174,129	$56,487	$(113,068)	$117,548
Capital expenditures	$20,477	$24,404	$26,626	$71,507

13 weeks ended October 30, 2021
Total net revenue	$940,992	$315,049	$18,037	$1,274,078
Operating income (loss)	$261,225	$52,021	$(103,559)	$209,687
Capital expenditures	$13,298	$24,867	$20,036	$58,201

(in thousands)	American Eagle	Aerie	Corporate and Other (1)	Total (2)
39 weeks ended October 29, 2022
Total net revenue	$2,301,051	$1,043,129	$149,565	$3,493,745
Operating income (loss)	$387,213	$111,414	$(325,162)	$173,465
Capital expenditures	$55,000	$85,663	$58,701	$199,364

39 weeks ended October 30, 2021
Total net revenue	$2,513,700	$947,851	$41,297	$3,502,848
Operating income (loss)	$611,650	$191,341	$(291,880)	$511,111
Capital expenditures	$36,093	$48,164	$60,148	$144,405

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
(2)
The difference between operating income (loss) and income before income taxes includes the following, which are not allocated to our reportable segments:

- For the 13 weeks ended October 29, 2022: interest expense, net of $3.9 million; and other expense (income), net of $0.8 million. For the 39 weeks ended October 29, 2022: debt related charges of $60.1 million; interest expense, net of $11.9 million; and other expense (income), net of ($5.5) million.

- For the 13 weeks ended October 30, 2021: interest expense, net of $8.6 million and other expense (income), net of ($3.1) million. For the 39 weeks ended October 30, 2021: interest expense, net of $26.0 million and other expense (income), net of ($6.4) million.

We do not allocate assets at the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following table presents summarized geographical information:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Total net revenue:
United States	$1,076,096	$1,104,441	$3,011,419	$3,044,407
Foreign (1)	164,487	169,637	482,326	458,441
Total net revenue	$1,240,583	$1,274,078	$3,493,745	$3,502,848
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
Current Trends and Outlook

Discussion of trends and uncertainties facing the Company, including those related to the COVID-19 pandemic’s impact on the Company’s business, recent acquisitions and the Company’s long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over the 13 and 39 weeks ended October 29, 2022 and the 13 and 39 weeks ended October 30, 2021.

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

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for the 13 and 39 weeks ended October 29, 2022 and the 13 and 39 weeks ended October 30, 2021.
Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for the 13 and 39 weeks ended October 29, 2022 and the 13 and 39 weeks ended October 30, 2021.
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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the thirteenth month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the thirteenth month following the remodel. Sales from American Eagle, Aerie, Todd Snyder, and Unsubscribed stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures include sales from stores and AEO Direct.

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

Operating income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control SG&A expenses, and our level of capital expenditures.

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

Current Trends and Outlook

Inflation

During the third quarter of Fiscal 2022, our quarterly results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more extensive expense and capital expenditure reductions. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of our Fiscal 2021 Form 10-K.

COVID-19

The ongoing COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis, and we continue to see disruptions and volatility in our business caused by the COVID-19 pandemic.

The unpredictability of the trajectory of the COVID-19 pandemic has significantly diminished visibility into the future operating environment, and we believe that the Company may continue to experience degrees of volatility and business disruptions and remain at risk for periods of closure of our stores, distribution centers, and corporate facilities. While trends in new cases of COVID-19 in the United States improved during the nine months ended October 29, 2022 compared to the final quarter of Fiscal 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic. Past and future impacts of the COVID-19 pandemic may disrupt the operations of our partners, suppliers, and vendors, which could lead to or exacerbate existing supply chain disruptions, shipping delays, freight cost increases, and labor shortages. We are monitoring ongoing developments, and we will take further actions that we believe are in the best interests of our associates and customers, as needed. For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of our Fiscal 2021 Form 10-K.

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

	13 Weeks Ended
	October 29,	October 30,
	2022	2021
Net income per diluted share - GAAP Basis	$0.42	$0.74
Add: Convertible Debt (2)	—	0.02
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.42	$0.76

	39 Weeks Ended
	October 29,	October 30,
	2022	2021
Net income per diluted share - GAAP Basis	$0.36	$1.78
Add: Debt related charges (1)	0.24	—
Add: Convertible Debt (2)	—	0.05
Net income per diluted share - Adjusted or Non- GAAP Basis	$0.60	$1.83

(1)
$60.1 million of pre-tax debt related charges related primarily to the induced conversion expense relating to the Note Exchange, along with certain other costs related to actions we took to strengthen our capital structure, recorded during the 26 weeks ended July 30, 2022.
(2)
Amortization of the non-cash discount on the 2025 Notes included in interest expense, net on the Consolidated Statements of Operations prior to the adoption of ASU 2020-06.

Results of Operations

Overview

Demand in the third quarter was soft, reflecting the impact of inflationary pressure and a related shift in consumer spending patterns. In this environment, margin pressure was more amplified as we worked to clear through excess spring and summer goods. Given ongoing uncertainties in the macroeconomic environment, we have taken additional steps to position the business for improved financial performance. This includes further resetting inventory plans for the back half of the year, expanding the scope of expense and capital expenditure reductions.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	61.3	55.7	64.5	57.1
Gross profit	38.7	44.3	35.5	42.9
Selling, general and administrative expenses	25.1	24.6	26.3	24.9
Depreciation and amortization expense	4.1	3.2	4.2	3.4
Operating income	9.5	16.5	5.0	14.6
Debt related charges	-	-	1.7	-
Interest expense, net	0.3	0.7	0.3	0.7
Other expense (income), net	0.1	(0.2)	(0.2)	(0.2)
Income before income taxes	9.1	16.0	3.2	14.1
Provision for income taxes	2.5	4.1	1.2	3.6
Net income	6.6%	11.9%	2.0%	10.5%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Number of stores:
Beginning of period	1,160	1,090	1,133	1,078
Opened	24	31	72	62
Closed	(5)	-	(26)	(19)
End of period	1,179	1,121	1,179	1,121
Total gross square feet at end of period (in '000)	7,309	6,924	7,309	6,924
International licensed/franchise stores at end of period (1)	261	256	261	256

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 29, 2022, we operated 876 American Eagle retail stores, which include 189 Aerie side-by-side locations and two OFFLINE™ side-by-side locations, 292 Aerie stand-alone stores (including 33 OFFLINE™ stand-alone stores and 26 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were six Todd Snyder stand-alone locations and five Unsubscribed locations.

Comparison of the 13 weeks ended October 29, 2022 to the 13 weeks ended October 30, 2021

Total Net Revenue

Total net revenue decreased $33.5 million, to $1.241 billion compared to $1.274 billion last year.

American Eagle

Total net revenue for the 13 weeks ended October 29, 2022 for the American Eagle brand was $837.6 million compared to $941.0 million for the 13 weeks ended October 30, 2021.

Aerie

Total net revenue for the 13 weeks ended October 29, 2022 for the Aerie brand was $349.7 million compared to $315.0 million for the 13 weeks ended October 30, 2021.

Gross Profit

Gross profit decreased 15% or $84.7 million to $479.8 million compared to $564.5 million last year. Our gross margin percentage decreased to 38.7% of revenue from 44.3% of revenue last year. Higher markdowns and increased product costs drove approximately 400 basis points of the decline. Rent and warehousing also deleveraged, partially offset by lower compensation costs.

There was $3.7 million and $3.5 million of share-based payment expense included in gross profit for the 13 week periods ended October 29, 2022 and October 30, 2021, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses decreased 1% or $2.8 million to $311.1 million from $313.9 million last year. As a percentage of total net revenue, SG&A expenses increased 50 basis points to 25.1%, compared to 24.6% last year. The decrease in expenses was primarily related to lower incentive accruals and expense actions announced earlier this year.

There was $3.1 million and $4.4 million of share-based payment expense included in SG&A expenses for the 13 week periods ended October 29, 2022 and October 30, 2021, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 25% or $10.2 million, to $51.1 million for the 13 weeks ended October 29, 2022, compared to $40.9 million for the 13 weeks ended October 30, 2021, which was primarily driven by increased capital spending and the acquisition of Quiet Logistics that occurred on December 29, 2021. As a percentage of total net revenue, depreciation and amortization expense was 4.1% for the 13 weeks ended October 29, 2022 compared to 3.2% for the 13 weeks ended October 30, 2021.

Interest Expense, net

Interest expense, net decreased $4.7 million, to $3.9 million, for the 13 weeks ended October 29, 2022, compared to $8.6 million for the 13 weeks ended October 30, 2021. The decrease in expense was primarily attributable to the adoption of ASU 2020-06 on January 30, 2022 which reduced non-cash interest expense related to amortization of the non-cash discount on our 2025 Notes and the Note Exchange that occurred in June 2022 which reduced the aggregate principal amount of the 2025 Notes, partially offset by $2.9 million of interest expense from borrowings under our Credit Facility this year.

Other Expense (Income), net

Other expense (income), net was $0.8 million for the 13 weeks ended October 29, 2022, compared to other expense (income), net of ($3.1) million for the 13 weeks ended October 30, 2021.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 29, 2022 was 28.0% compared to 25.5% for the 13 weeks ended October 30, 2021. The change in the effective tax rate for the 13 weeks ended October 29, 2022 is primarily due to the international tax provisions of the Tax Act, the impact of tax guidance related to foreign taxes, and overall geographic mix of earnings in jurisdictions with different tax rates.

Net Income

Net income decreased $70.9 million, to $81.3 million for the 13 weeks ended October 29, 2022, or 6.6% as a percentage of total net revenue, compared to net income of $152.2 million, or 11.9% as a percentage of total net revenue for the 13 weeks ended October 30, 2021.

Net income per share decreased to $0.42 per diluted share, compared to $0.74 per diluted share, which included $0.02 of the amortization of the non-cash discount on the 2025 Notes for the 13 weeks ended October 30, 2021. The change in net income was attributable to the factors noted above.

Comparison of the 39 weeks ended October 29, 2022 to the 39 weeks ended October 30, 2021

Total Net Revenue

Total net revenue decreased by $9.1 million, to $3.494 billion compared to $3.503 billion last year.

American Eagle

Total net revenue for the 39 weeks ended October 29, 2022 for the American Eagle brand was $2.301 billion compared to $2.514 billion for the 39 weeks ended October 30, 2021.

Aerie

Total net revenue for the 39 weeks ended October 29, 2022 for the Aerie brand was $1.043 billion compared to $947.9 million for the 39 weeks ended October 30, 2021.

Gross Profit

Gross profit decreased 18% or $265.3 million, to $1.238 billion compared to $1.503 billion last year. Our gross margin percentage decreased to 35.5% of revenue from 42.9% of revenue last year. The gross margin decline was driven by a 370 basis point impact from higher markdowns, largely reflecting initiatives to clear excess inventory. Delivery, warehousing costs and rent also increased, offset by lower incentive compensation accruals.

There was $13.1 million and $11.6 million of share-based payment expense included in gross profit for the 39 week periods ended October 29, 2022 and October 30, 2021, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 5% or $45.4 million to $917.7 million from $872.3 million last year. As a percentage of total net revenue, SG&A expenses increased 140 basis points to 26.3%, compared to 24.9% last year. The increase in expenses was primarily related to increased store wages and corporate compensation, professional services and advertising, partially offset by lower incentive compensation accruals.

There was $16.9 million and $17.8 million of share-based payment expense included in SG&A expenses for the 39 week periods ended October 29, 2022 and October 30, 2021, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 23% or $27.0 million, to $146.7 million for the 39 weeks ended October 29, 2022, compared to $119.7 million for the 39 weeks ended October 30, 2021, which was primarily driven by increased capital spending and the acquisition of Quiet Logistics on December 29, 2021. As a percentage of total net revenue, depreciation and amortization expense was 4.2% this year compared to 3.4% last year.

Debt Related Charges

Debt related charges of $60.1 million for the 39 weeks ended October 29, 2022 consists primarily of a $55.7 million induced conversion expense related to the Note Exchange, along with certain other costs related to actions we took to strengthen our capital structure.

Interest Expense, net

Interest expense, net decreased $14.1 million, to $11.9 million, for the 39 weeks ended October 29, 2022, compared to $26.0 million for the 39 weeks ended October 30, 2021. The decrease in expense was primarily attributable to the adoption of ASU 2020-06 on January 30, 2022 which reduced non-cash interest expense related to amortization of the non-cash discount on our 2025 Notes and the Note Exchange that occurred in June 2022 which reduced the aggregate principal amount of the 2025 Notes, partially offset by $3.9 million of interest expense from borrowings under our Credit Facility.

Other Expense (Income), net

Other expense (income), net was ($5.5) million for the 39 weeks ended October 29, 2022, compared to ($6.4) million for the 39 weeks ended October 30, 2021.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 39 weeks ended October 29, 2022 was 34.1% compared to 24.9% for the 39 weeks ended October 30, 2021. The change in the effective tax rate, as compared to the prior period, is primarily due to the Note Exchange as a portion of the inducement charge was not deductible, lower excess tax benefits on share-based payments, and state legislative changes.

Net Income

Net income decreased $298.7 million to $70.5 million for the 39 weeks ended October 29, 2022, or 2.0% as a percentage of total net revenue, compared to $369.2 million, or 10.5% as a percentage of total net revenue for the 39 weeks ended October 30, 2021.

Net income per share decreased to $0.36 per diluted share, including $0.24 of debt related charges for the 39 weeks ended October 29, 2022, compared to net income of $1.78 per diluted share, including $0.05 of the amortization of the non-cash discount on the 2025 Notes for the 39 weeks ended October 30, 2021. The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of October 29, 2022, our international licensing partners operated in more than 260 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in 26 countries.

As of October 29, 2022, we had 103 company-owned stores in Canada, 67 in Mexico, 18 in Hong Kong, 7 in Puerto Rico and 2 in Japan.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain a Credit Facility that allows us to borrow up to $700 million, which will expire in June 2027. As of October 29, 2022, we had borrowings under the Credit Facility of $343.0 million. Additionally, approximately $69.6 million aggregate principal amount of the 2025 Notes remain outstanding at October 29, 2022.

As of October 29, 2022, we had approximately $82.1 million in cash and cash equivalents. We expect to be able to fund our current and long-term cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	October 29,	January 29,	October 30,
	2022	2022	2021
Working Capital (in thousands)	$591,675	$554,053	$905,958
Current Ratio	1.86	1.66	2.04

Working capital increased $37.6 million compared to January 29, 2022 and decreased $314.3 million compared to last year. The $314.3 million decrease in our working capital compared to October 30, 2021, is driven by a $658.5 million decrease in cash and cash equivalents. This decrease is primarily related to our acquisition of Quiet Logistics in the fourth quarter of Fiscal 2021 totaling $358.1 million (net of cash acquired), as well as $200.0 million in share repurchases under our ASR Agreement and $136.1 million in cash paid to holders of the 2025 Notes pursuant to the Note Exchange during the 39 weeks ended October 29, 2022. This decrease in working capital was partially offset by a $126.1 million decrease in accounts payable, an $87.2 million decrease in accrued compensation, a $79.8 million increase in prepaid expenses and other, and a $57.9 million increase in inventory.

Cash Flows (Used for) Provided by Operating Activities

Net cash used for operating activities totaled $86.7 million for the 39 weeks ended October 30, 2022, compared to net cash provided by operating activities of $133.7 million for the 39 weeks ended October 30, 2021. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Net cash used for investing activities totaled $200.1 million for the 39 weeks ended October 29, 2022, compared to net cash used for investing activities of $148.8 million for the 39 weeks ended October 30, 2021. Investing activities for the 39 weeks ended October 29, 2022 primarily consisted of $199.4 million of capital expenditures for property and equipment. Investing activities for the 39 weeks ended October 30, 2021 primarily consisted of $144.4 million of capital expenditures for property and equipment.

Cash Flows Used for Financing Activities

Net cash used for financing activities totaled $64.1 million for the 39 weeks ended October 29, 2022, compared to net cash used for financing activities of $94.8 million for the 39 weeks ended October 30, 2021. Cash used for financing activities for the 39 weeks ended October 29, 2022 consisted primarily of $200.0 million used to repurchase the Company's common stock under the ASR Agreement, $136.1 million used for the principal paid in connection with the Note Exchange, $64.8 million used for cash dividends paid at a quarterly rate of $0.18 per share during the 26 weeks ended July 30, 2022 and $9.8 million used for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $343.0 million of proceeds from borrowings under our Credit Facility.

Cash used for financing activities for the 39 weeks ended October 30, 2021 consisted primarily of $83.6 million for cash dividends paid at quarterly rates of $0.1375 for the 13 weeks ended May 2, 2021 and $0.18 per share for the 13 weeks ended July 31, 2021 and October 30, 2021, and $24.0 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $13.1 million of proceeds from stock option exercises.

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

As of October 29, 2022, the Company was in compliance with the terms of the Credit Agreement and had $343.0 million in borrowings and $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Company's previous credit agreement as of October 30, 2021.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 29, 2022 were $199.4 million, and included $119.0 million related to investments in our stores, including 72 new stores (19 American Eagle stores, 51 combined Aerie stand-alone stores and OFFLINE™ stand-alone stores, one Todd Snyder store, and one Unsubscribed store), and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($56.4 million), Quiet Platforms ($21.2 million) and other home office projects ($2.8 million).

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

As of October 29, 2022, our total remaining share repurchase authorization was approximately 13.0 million shares.

During the 39 weeks ended October 29, 2022 and October 30, 2021, we repurchased approximately 0.6 million and 0.8 million shares, respectively, from certain employees at market prices totaling $9.8 million and $24.0 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended October 29, 2022, the Company announced that, given ongoing external uncertainties, in order to increase financial flexibility it is temporarily suspending its quarterly cash dividends.

The Company maintains the right to defer the record and payment dates of any declared dividends, depending upon, among other factors, the progression of the COVID-19 outbreak, business performance, and the macroeconomic environment. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, and other relevant factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized loss of $1.3 million and $0.4 million was included in other comprehensive income during the 13 and 39 weeks ended October 29, 2022, respectively. Our market risk profile as of January 29, 2022, is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2021 Form 10-K, and is unchanged as of October 29, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the “Management”), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report, as of October 29, 2022, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 29, 2022:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (July 31, 2022 through August 27, 2022)	2,950	$12.31	—	12,977,130
Month #2 (August 28, 2022 through October 1, 2022)	2,390	$10.41	—	12,977,130
Month #3 (October 2, 2022 through October 29, 2022)	12,608	$10.50	—	12,977,130
Total	17,948	$10.78	—	12,977,130

(1)
There were no shares repurchased as part of our publicly-announced share repurchase program during the 13 weeks ended October 29, 2022 and there were 17,948 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
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

* 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of October 29, 2022, January 29, 2022 and October 30, 2021, (ii) Consolidated Statements of Operations for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021, (iii) Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021, and (v) Consolidated Statements of Cash Flows for the 39 weeks ended October 29, 2022 and October 30, 2021

* 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 23, 2022

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)