Form 10-K
period 2023-01-28
AMERICAN EAGLE OUTFITTERS INC
filed 2023-03-13
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2022 was $2,067,276,031.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 195,556,065 Common Shares were outstanding at March 8, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated into Part III herein.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act”) that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately 5 to 15 American Eagle stores and approximately 20 to 30 Aerie locations, including approximately 15 OFFLINE™ stores, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2023;
•
the anticipated selection of approximately 15 to 30 American Eagle and Aerie stores in the United States and Canada for remodeling during Fiscal 2023;
•
the potential closure of approximately 20 to 40 American Eagle stores at the expiration of their lease term, primarily in North America, during Fiscal 2023;
•
the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•
our plans for Quiet Platforms;
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
•
the effect of inflation on our business;
•
the possibility that we may be required to take additional impairment or other restructuring charges;
•
the ongoing impact of the COVID-19 pandemic on global economic conditions; and
•
the ability of our distribution centers and stores to maintain adequate staffing to meet increased customer demand.

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

PART I

Item 1. Business.

Company Overview

American Eagle Outfitters, Inc. (the “Company,” "AEO," “we,”, "us," and “our”) is a leading global specialty retailer. We operate and license over 1,400 retail stores worldwide and are online at www.ae.com and www.aerie.com in the United States and internationally. Our brands are connected under the core tenet of REAL, which is inclusive, optimistic, and empowering and celebrates self-expression. Our purpose is to show the world that there's REAL power in the optimism of youth.

We offer a broad assortment of high-quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the American Eagle brand, and intimates, apparel, active wear, and swim collections under the Aerie brand. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the United States, Canada, Mexico, Hong Kong, and Japan. We also have license agreements with third parties to operate American Eagle and Aerie stores and online marketplace businesses throughout Asia, Europe, India, Latin America, and the Middle East.

We also operate Todd Snyder New York (“Todd Snyder”), a premium menswear brand, and Unsubscribed, which focuses on consciously made, slow fashion.

In Fiscal 2021, we acquired AirTerra, Inc. ("AirTerra") and Quiet Logistics, Inc. ("Quiet Logistics"), creating a new supply chain platform ("Quiet Platforms”). Quiet Logistics is a logistics company that operates a network of in-market fulfillment centers, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options for customers and stores. AirTerra is a logistics service and platform that solves e-commerce fulfillment and shipping challenges in a unique and innovative way for retailers and brands of all sizes. Both acquisitions represent an important step in building our supply chain platform, as part of our ongoing supply chain transformation strategy of leveraging scale and innovation to help us manage costs and improve service.

Operating Segments

The Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure they have been included in the Corporate and Other category. See Note 16. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2023" refers to the 53-week period that will end on February 3, 2024. “Fiscal 2022” refers to the 52-week period ended January 28, 2023, “Fiscal 2021” refers to the 52-week period ended January 29, 2022, and “Fiscal 2020” refers to the 52-week period ended January 30, 2021.

Brands

American Eagle

American Eagle is a leading American jeans and apparel brand, the go-to destination for casual style, embraced by generations of youth since 1977. We are rooted in authenticity, powered by positivity and inspired by our community. Our collections are designed to inspire self-expression and empower our customers to celebrate their own uniqueness. We have broadened our leadership by producing innovative, sustainable fabrics.

As of January 28, 2023, we operated 865 AE stores. We offer American Eagle products online at www.ae.com.

Aerie and OFFLINE™ by Aerie

Built on a platform of power, positivity and no photo retouching - inspiring people to love their real selves. Aerie is a fast-growing lifestyle brand offering intimates, apparel, activewear, and swim collections. With the #AerieREAL™ movement, we celebrate our community by advocating for body positivity and the empowerment of all women. As part of our Real Good promise, we create swimsuits, bras, and underwear with materials made from recycled polyester, recycled nylon fabric or sustainably sourced cotton.

OFFLINE™ by Aerie offers a complete collection of activewear and accessories made for real movement and real comfort. Built on the success of Aerie's leggings and sports bras, OFFLINE™'s unique take on an active lifestyle celebrates real life - when some days you feel like you can take on the world and other days you need that extra push to get off the couch. Our Real Good promise extends to the OFFLINE™ collections with some of our best-selling fleece, leggings and tees made with the planet in mind.

As of January 28, 2023, we operated 295 Aerie brand stand-alone stores, inclusive of 34 OFFLINE™ stand-alone stores and 28 OFFLINE™ side-by-side stores connected to an Aerie brand location. We also operated 186 Aerie side-by-side stores connected to an AE brand location, four locations with an AE brand location, Aerie brand location and OFFLINE™ connected as one store, and two OFFLINE™ side-by-side stores connected to an AE brand location. In addition, Aerie brand merchandise is sold online at www.aerie.com and certain items are sold in AE brand stores.

Todd Snyder New York

A premium menswear brand informed by heritage, yet updated for today, with an emphasis on versatility and comfort. Todd Snyder offers signature essentials, statement pieces, custom suiting and iconic accessories reflective of quintessential American style. From bespoke tailoring to innovative capsule collections - good style can be attainable and playful.

As of January 28, 2023, we operated 10 Todd Snyder stores. We offer Todd Snyder products online at www.ToddSnyder.com.

Unsubscribed

A truly unique brand offering consciously-made, slow fashion with timeless clothing and accessories, Unsubscribed offers one-of-a-kind vintage pieces that represent socially conscious and ethically produced practices. Each store is a unique experience that respects and highlights the heritage of the space and the surrounding community. We are making wise choices through plant-first practices, emphasizing local makers, natural fibers, and a desire to produce pieces that stand the test of time in both style and quality.

As of January 28, 2023, we operated five Unsubscribed stores. We offer Unsubscribed products online at www.unsubscribed.com.

Key Business Priorities & Strategy

We are focused on our “Real Power. Real Growth.” value creation. AEO has the following strategic priorities:

o
Fueling Aerie to $2 billion in revenue; and
o
Driving sustained profitable growth for American Eagle.

The Company will leverage customer-focused capabilities and continue to strengthen its return on investment ("ROI") discipline, while building on the power of AEO’s people, culture and purpose.

Real Estate

We ended Fiscal 2022 with 1,175 Company-owned stores and 269 licensed store locations. Our AE brand stores average approximately 6,400 gross square feet and our Aerie brand stand-alone stores, inclusive of OFFLINE™ stand-alone stores, average approximately 5,800 gross square feet. The gross square footage of our Company-owned stores increased by 5.6% to 7.3 million during Fiscal 2022.

COVID-19

Impacts related to the ongoing COVID-19 pandemic have had a significant impact on the retail industry, our Company, our customers, and our associates.

The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, Part I, Item 1A Risk Factors, and Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers, and street locations in the United States, Canada, Mexico, Hong Kong and Japan.

Refer to Note 17. “Impairment, Restructuring and COVID-19 Related Charges,” to the Consolidated Financial Statements included in this Annual Report for additional information regarding impairment charges related to our Company-owned stores.

The following table provides the number of our Company-owned stores in operation as of January 28, 2023 and January 29, 2022.

	January 28,	January 29,
	2023	2022
AE Brand:
United States	715	741
Canada	75	78
Mexico	56	48
Hong Kong	16	13
Japan	3	—
Total AE Brand (1)	865	880
Aerie Brand:
United States	248	206
Canada	29	22
Mexico	16	14
Hong Kong	2	2
Total Aerie Brand (2)	295	244
Todd Snyder	10	5
Unsubscribed	5	4
Total Consolidated	1,175	1,133
(1)
Includes 186 Aerie side-by-side stores connected to an AE brand location, four locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and two OFFLINE™ side-by-side stores connected to an AE brand location.
(2)
Includes 34 OFFLINE™ stand-alone stores and 28 OFFLINE™ side-by-side stores connected to an Aerie brand location.

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2022	1,133	87	(45)	1,175
2021	1,078	103	(48)	1,133
2020	1,095	40	(57)	1,078
2019	1,055	66	(26)	1,095
2018	1,047	29	(21)	1,055

Licensed Operations

Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets and shop-in-shop concessions and operate online marketplace businesses. As of January 28, 2023, our international licensing partners operated in 269 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

We plan to continue to increase the number of locations under license agreements or similar arrangements as part of our disciplined approach to global expansion.

AEO Direct

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, www.toddsnyder.com, www.unsubscribed.com, and our AEO apps, both domestically and internationally in approximately 80 countries. We also sell merchandise on various international online marketplaces. The digital channels reinforce each particular brand platform and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience. Our United States and Canadian distribution centers and our Quiet Logistics regional distribution centers are fully omni-channel and service both stores and digital businesses. We offer the ability for customers to return products seamlessly via any channel regardless of where the products were originally purchased. We also offer a variety of channels to fulfill customer orders. These include “ship to home,” which can be fulfilled either through our distribution center or our store sites (buy online, ship from stores) when purchased online or through our app; “store pick-up,” which consists of online orders being fulfilled either in store or curbside, and “store-to-door” where customers order within our store, and the goods are shipped directly to their home.

Customer Loyalty Program

Real Rewards by American Eagle and Aerie™ (the “Program”) is a highly digitized loyalty program that launched in June 2020. The Program features a variety of benefits for loyalty members and credit card members.

Real Rewards by American Eagle and Aerie™ highlights include:

•
Faster earn rates, which equal more rewards;
•
Exclusive access to member promotions, discounts, and experiences;
•
Free shipping perks; and
•
Special cardmember discounts and tier benefits.

Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn dollar rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2022, we purchased substantially all of our merchandise from non North American suppliers. We sourced merchandise through approximately 330 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

We maintain quality control departments at our distribution centers to inspect incoming merchandise shipments for overall quality of manufacturing. Inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

We uphold an extensive factory inspection program to monitor compliance with our Supplier Code of Conduct. New garment factories must pass an initial inspection in order to do business with us and we continue to review their performance against our guidelines regarding working conditions, employment practices, and compliance with local laws through internal audits by our compliance team and the use of third-party monitors. We strive to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices, and workplace safety. We are a certified, validated member of the Customs-Trade Partnership Against Terrorism program (“CTPAT”), a designation we have held since 2004. CTPAT is a voluntary program offered by United States Customs and Border Protection (“CBP”) in which an importer agrees to work with CBP to strengthen overall supply chain security. In 2016, we were accepted into the Apparel, Footwear, and Textiles Center, one of CBP’s Centers of Excellence and Expertise (“CEE”). The CEEs were created to ensure uniformity, create efficiencies, reduce redundancies, enhance industry expertise, and facilitate trade, all with a final goal of reduced costs at the border and allowing CBP to focus on high-risk shipments.

Inventory and Distribution

Merchandise is shipped directly from our vendors, and deconsolidated through trans loaders to our Company-owned distribution centers in Hazleton, Pennsylvania and Ottawa, Kansas, our Quiet Logistics regional distribution centers strategically located throughout the United States, or our Canadian distribution center in Mississauga, Ontario. Additionally, some products are shipped directly to stores, which reduces transit times and lowers operating costs. We contract with third-party distribution centers in Mexico, Hong Kong and Japan to service our Company-owned stores and e-commerce operations in those regions.

Regulation

We and our products are subject to regulation by various federal, state, local, and foreign regulatory authorities. Substantially all of our products are manufactured by foreign suppliers and imported by us, and we are subject to a variety of trade laws, customs regulations, and international trade agreements. Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies and regulations, including, in the United States, the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, marketing, licensing requirements, and consumer product safety requirements and regulatory testing. We are also subject to regulations governing our employees both globally and in the United States, and by disclosure and reporting requirements for publicly traded companies established under existing or new federal or state laws, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”).

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

Human Capital Management

Our people come first. As of January 28, 2023, we employed approximately 40,000 associates throughout the world, of whom approximately 32,000 were part-time or seasonal associates. We employed 32,800 associates in the United States, of whom approximately 26,400 were part-time or seasonal associates.

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

Our culture model is composed of Listening, Observing, Supporting, and Informing:

•
Listening to our associates, customers and candidates through reviews of culture surveys, exit surveys, Glassdoor reporting, LinkedIn responses, and hotline reporting; we also conduct open-door engagement, Company-wide town halls, and roundtables on a periodic basis.
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

During Fiscal 2022, we prioritized growth through developing our people, our brands, and our operations. Our growth of people focused on supporting the health and well-being of our associates, customers and communities while also reimagining connection and collaboration and remaining diligent in the execution of our corporate social responsibility objectives.

TALENT MANAGEMENT PROGRAMS

We utilize an integrated set of talent management tools and programs, rooted in our values, that thread through the entire talent life cycle. Consistent talent reviews, performance evaluations, equitable pay practices and succession planning have contributed to a full-time voluntary and mutual turnover rate, including our store associates, of approximately 28% for Fiscal 2022, which is consistent with our retail peer group and compares to a 27% five-year Company average. Associate development is supported through numerous programs, including AEO Academy, an online training platform that provides eligible associates with continuous learning opportunities. AEO Academy has nearly 2,900 modules, which aggregate were completed over one million times during Fiscal 2022, with a total of 14.9 million views on the platform since it was launched in late Fiscal 2019. Our focus on associate development led to a full-time promotion rate of approximately 26% for Fiscal 2022 as compared to a 24% five-year Company average.

INCLUSION, DIVERSITY, EQUITY & ACCESS

At AEO, we believe that our success is the result of our focus on being an inclusive, diverse, equitable and accessible Company. It is about more than simply bringing together people who are different; it is about celebrating what makes us REAL.

We believe in embedding Inclusion, Diversity, Equity & Access (“IDEA”) into everything we do. Our mission is to achieve sustainable progress in the pillars of hiring, community, and development through strategic, data-supported, and people-centric action. Our values are at the center of every decision, product, and interaction. This means making sure that all people are respected and feel that being their authentic selves will not be a barrier to personal or professional fulfillment and growth.

We are a global company with people from many different backgrounds. In the United States alone, as of January 28, 2023, approximately 44% of our associates self-identified as people of color (“POC”). Specifically, our United States population is approximately 55% White, 25% Hispanic, 10% Black, 4% Asian, 1% American Indian or Native Hawaiian, 4% two or more races or other, and 1% not reported. Globally, 79% of our associates self-identified as women.

These numbers reflect a year-over-year increase of 1% in the representation of POC across the organization. These gains were achieved through increased rates of POC hiring in each of the Company’s business units (Corporate, Stores and Distribution Centers), with increases of 1% in all three business units.

We have three IDEA Pillars. Hiring, Community and Development.

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

During Fiscal 2022, in addition to increasing the representation of POC throughout the organization, we believe that we made significant progress on our IDEA initiatives at AEO, including:

•
The announcement of our second class of 15 recipients of the Steven Davis Scholarship for Social Justice (renamed in honor of the late Steven Davis, a Director of the AEO Board who passed away in 2022). The scholarship program is supported by an investment of $5 million, providing annual full scholarships to 15 associates who are actively driving anti-racism, equality and social justice initiatives;
•
Continuing our commitment to using both qualitative and quantitative data to inform our strategies and priorities, we released an expanded IDEA survey capturing our entire — population and leveraged information gathered through mandatory inclusive workplace training programs developed by our training partner Emtrain. These efforts provide us with important data-points to measure future progress.
•
Launching the Structured Hiring process which revamps candidate evaluation for corporate positions to provide a more thoughtful and standardized approach to hiring, leading to a more equitable, accessible and inclusive process.
•
Investing in relationships with both Historically Black Colleges and Universities and underrepresented group student organizations at Predominantly White Institutions resulting in increased diversity within our Internship and Teammate programs.
•
Becoming an original signatory to the Open to All Charter to Mitigate Racial Bias, meant to address the different experiences of BIPOC customers in retail establishments and the role bias or the perception of bias has on their shopping experiences and choices.
•
Expanding Close Knit, our internal co-mentoring program and PREP, our mentoring and retail enrichment program aimed at educating college students from historically marginalized groups about opportunities in retail, generally, and AEO specifically.
•
The introduction of a LGBTQAI+ associate guide and Transition support resources for transgender associates, developed by members of The Real Pride Network (AEO’s LGBTQAI+ employee resource group), IDEA Department and AEO Human Resources.

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

•
Incentive bonuses for full-time associates, which are structured to deliver financial rewards for the delivery of monthly, quarterly, or annual results; and
•
Annual stock awards for over 450 leaders and key individual contributors throughout areas of the business, including the senior management team, which provide a commonality of interest between our leaders and shareholders.

We recognize that benefits are highly personal, and we offer a broad suite of inclusive plans and programs to our workforce, understanding that their needs and priorities vary. Starting on their hire, re-hire, or promotion date, our full-time associates have access to a variety of medical, dental and vision plan offerings. In the United States, our largest market, we also offer the following benefits to our workforce:

•
All associates are eligible for the following benefits: comprehensive health and holistic well-being programs, supporting the physical, emotional, social and financial needs of our associates. Benefit programs include: robust well-being programs and incentives promoting an active and healthy lifestyle; mental health and meditation benefits; innovative student loan debt benefits; financial well-being tools and guidance; a gym/online fitness discount program; discounts on AEO merchandise; and a voluntary benefit and discount platform, offering competitive rates for auto insurance, home/renters insurance, legal services, identity theft services, pet insurance and more. Upon eligibility, associates can participate in AEO’s Employee Stock Purchase Plan and 401(k) plans.
•
Associates that are eligible for AEO’s medical insurance programs: Full-time associates, or part-time associates with an average of 30 hours or more (per ACA’s required initial or standard measurement period), are eligible to enroll in medical insurance on their hire or rehire date. Associate’s dependents are also eligible to enroll in AEO’s medical insurance programs including dependent child(ren), and same or opposite-sex spouses or domestic partners. Enhanced benefits offered with medical insurance include: primary care, behavioral and specialist visits via telehealth to ensure consistent access to convenient, high-quality, low-cost care; a wide selection of behavioral health programs to support mental health; generous fertility management benefits, adoption and surrogacy reimbursement for our associates who are focused on expanding their families; digital management programs for chronic conditions, smoking cessation and digital physical therapy; prescription drug savings programs; access to care navigators and claims advocacy; gender affirmation support programs; free to low-cost primary and specialist visits at four onsite health care centers; and
•
For all full-time associates: Up to 10 free, confidential in-person or telephonic sessions per issue through the Employee Assistance Program; paid time off; life insurance, short-term and long-term disability insurance; access to health coaches and lifestyle programs to assist with managing chronic conditions, nutrition, smoking cessation and weight loss; flexible spending accounts; benefits to support parents of children with disabilities; neurodiversity inclusion training and resources; mobile apps for fertility, menopause, maternity, and parenting; support for nursing mothers on business travel; paid parental and caregiver leave; and additional caregiver programs.

We recognize the importance of supporting AEO’s new parents and caregivers. During Fiscal 2022, AEO made significant enhancements to parental and caregiver benefits. Full-time associates, after only 30 days of employment, are eligible for up to eight weeks of paid parental leave upon becoming a new parent. In addition, AEO automatically enrolls full-time associates into employer-paid short-term disability benefits upon being hired, rehired or promoted into a full-time status. Full-time associates that qualify for benefits under the Family and Medical Leave Act are also provided with four weeks of paid caregiver leave, to take care of a child, spouse, domestic partner or parent dealing with a serious medical condition.

As securing child care and backup care in the United States remains challenging, we made the decision to continue child care benefits that offer support to those working at home, on a waiting list for child care, or those needing backup care. These programs were also expanded to offer tutoring for grades K-12 and expanded resources to caregivers.

HEALTH AND SAFETY

The health and safety of our workforce and customers are critical to our culture and business. We continue to put our people first in our health and safety programs for our associates, customers, and partners. AEO's Health and Safety Management Program focuses on accident prevention, training, and response. Safety is a team effort; all levels of management have responsibilities and are held accountable to the standards set by the Company.

Our efforts are focused on reporting leading indicators, which allow us to be proactive in predicting and preventing accidents from occurring. We identify leading indicators by conducting observations of our associates working and correcting unsafe behaviors, through coaching, before an injury can occur. Our efforts are benchmarked and audited annually. The results of the audits are shared with the executive management team, and appropriate corrective measures are taken to correct any identified deficiencies.

Creating a safe and secure environment allows our associates, customers, and partners to perform efficiently and confidently. We deploy state-of-the-art technology in screening personnel, vehicles, and the surrounding grounds. Some technology applications use artificial intelligence (AI) and advanced analytics to enhance awareness and provide early detection of security anomalies that deserve appropriate attention. Our layered approach to security, coupled with technology, training, and vigilance, ensures AEO, Inc. maintains an environment that is the safest place to work and shop.

Throughout Fiscal 2022, we have maintained the comprehensive global store playbook to protect our associates and guests from the new variants of COVID-19 as we evolved to a less restrictive set of protocols to stay in step with the CDC guideline. With the need for sanitizers and disposable masks being reduced in our stores, distribution centers, and offices, we found other organizations that could benefit and made donations of 15 million disposable masks to our communities.

Competition

The global retail apparel industry is highly competitive both in stores and online. We compete with various local, national, and global apparel retailers, as well as the casual apparel and footwear departments of department stores and discount retailers, primarily on the basis of quality, fashion, service, selection, and price.

Trademarks and Service Marks

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE®, AEO®, LIVE YOUR LIFE®, AERIE®, OFFLINE BY AERIE® and various eagle designs with the United States Patent and Trademark Office. We also have registered or have applied to register substantially all of these trademarks with the registries of the foreign countries in which our stores, e-commerce sites, and/or manufacturers are located and/or where our product is shipped.

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AEO®, LIVE YOUR LIFE®, AERIE®, and various eagle designs with the Canadian Intellectual Property Office. In addition, we have acquired rights in AE™ for clothing products and registered AE® in connection with certain non-clothing products.

In the United States and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including TODD SNYDER®, TAILGATE®, UNSUBSCRIBED®, AE77®, AIRTERRA™, QUIET LOGISTICS®, and our pocket stitch designs.

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

Information About our Executive Officers

Marisa A. Baldwin, age 52, has served as our Chief Human Resources Officer since September 2021. Prior to joining us, Ms. Baldwin served as Chief Human Resources Officer at Ascena Retail Group/ANN Inc. from November 2019 to May 2021; as Senior Vice President, Human Resources & Corporate Communications (ANN INC.) from 2015 to 2019; and as Vice President, Human Resources, ANN INC. from 2011 to 2015. Prior thereto, Ms. Baldwin served in human resources leadership roles focused on the growth and expansion of Starbucks Corporation and building a culture of inclusion at Diageo North America Inc.

Jennifer M. Foyle, age 56, has served as our President, Executive Creative Officer – AE and Aerie since June 2021 and as Chief Creative Officer, AEO Inc. and Global Brand President – Aerie from September 2020 to June 2021. Prior thereto she served as our Global Brand President - Aerie since 2015. Ms. Foyle served as Executive Vice President, Chief Merchandising Officer - Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014. Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she was the Chief Merchandising Officer at J. Crew Group, Inc., from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 to 2003 and held various roles at Bloomingdales from 1988 to 1999.

Michael A. Mathias, age 48, has served as our Executive Vice President and Chief Financial Officer since April 2020. Prior thereto, he served as Senior Vice President, Financial Planning & Analysis from October 2017 to April 2020, and in various key financial and operational roles since joining us in 1998 through 2014. From 2016 to 2017, Mr. Mathias served as Vice President, Financial Planning and Strategy at General Nutrition Centers, Inc. From 2014 to 2016, he served as President and Managing Partner of SY Ventures.

Michael R. Rempell, age 49, has served as our Executive Vice President and Chief Operations Officer since June 2012. His current responsibilities include oversight of our Commercial, Technology, end-to-end Supply Chain, Production and Sourcing, Corporate Strategy, and Todd Snyder Business. Prior thereto, he served as our Executive Vice President and Chief Operating Officer, New York Design Center, from April 2009 to June 2012, as Senior Vice President and Chief Supply Chain Officer from May 2006 to April 2009, and in various other positions since joining us in February 2000.

Jay L. Schottenstein, age 68, has served as our Executive Chairman, Chief Executive Officer since December 2015. Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also has served since March 2005 as Executive Chairman of the Board of Designer Brands Inc. (f/k/a DSW Inc.) (NYSE: DBI) and formerly served as that company’s Chief Executive Officer from March 2005 to April 2009. He has also served as a member of the Board of Directors for Albertsons Companies, Inc. (NYSE: ACI) since 2006 to 2022. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

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

Our corporate governance materials, including our corporate governance guidelines: the charters of our audit, compensation, and nominating and corporate governance committees; and our code of ethics may also be found under the Investor Relations section of our website at www.aeo-inc.com. A copy of the corporate governance materials is also available upon written request.

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

Item 1A. Risk Factors

Macroeconomic and Industry Risks

Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences have had and could continue to have a material adverse effect on our business, results of operations and financial condition.

The uncertain state of the global economy continues to impact businesses around the world, including ours. Inflation and other macroeconomic pressures in the United States and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers, and consumers may further reduce discretionary spending.

If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

•
The success of our operations is highly dependent on consumer spending, which can be negatively impacted by economic conditions as well as factors affecting disposable consumer income such as income taxes, payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. During Fiscal 2022 interest rates and energy costs increased, and consumer confidence reached an all time low. Additionally, there are fears of a potential recession during Fiscal 2023. Any of these factors could lead to a decrease in consumer spending. Declines in consumer spending have and, in the future, may result in decreased demand for our products, increased inventories, lower revenues, higher discounts, pricing pressure and lower gross margins.
•
We may be negatively impacted by changes in consumer preferences and discretionary spending habits such as consumer behavior reallocating to non-retail discretionary consumer spending.
•
We may be unable to access financing in the credit and capital markets at reasonable rates.
•
We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the United States dollar, in particular the Mexican peso and Canadian dollar. Continued volatility in the markets and exchange rates for foreign currencies could have a significant impact on our reported operating results and financial condition.
•
Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton) and related inflationary pressures could have a material adverse effect on our costs, gross margins and profitability.
•
If our suppliers or other participants in our supply chain experience difficulty obtaining financing needed for their operations in the capital and credit markets, it may result in delays or non-delivery of our products.

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

Our future success depends, in part, upon our ability to identify and respond to fashion trends and changing consumer preferences in a timely manner. Lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. Our failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to markdowns or write-offs, could negatively impact our ability to achieve or maintain profitability and have a material adverse effect on our business, particularly unanticipated changes such as those that resulted from the COVID-19 pandemic, could also negatively impact our brand image with our customers and result in diminished brand loyalty.

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

This seasonality, along with other factors that are beyond our control, including public health events, social or political unrest, general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.

We operate in a highly competitive industry, and we face significant pricing pressures from existing and new competitors.

The sale of apparel, accessories, intimates, and personal care products is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national, and international department stores; discount stores and online businesses. Changing consumer preferences has resulted and may continue to result in new competition for our products. The substantial sales growth in the digital channel within the last several years has increased competition due to new entrants in the market and has resulted in pricing pressures from new entrants and established competitors. Some of these competitors have robust digital consumer experiences and highly efficient delivery systems. Furthermore, the decrease in mall traffic is putting a greater reliance on the digital channel and thus increasing the competitive threat.

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
•
Countering the aggressive pricing and promotional activities of many of our competitors; and
•
Anticipating and quickly responding to changing consumer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping.

In light of the competitive challenges we face, we may not be able to compete successfully in the future, which may result in lower market share. Additionally, increases in the number of our competitors could reduce our sales, which in turn could have a material adverse effect on our results of operations and financial condition.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Our operations, those of our licensees, our suppliers, or our customers, could be negatively impacted by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; public health crises, such as pandemics and epidemics (including, without limitation, the ongoing COVID-19 pandemic); political crises, such as terrorist attacks, war, labor unrest, and other political instability (including, without limitation, the ongoing conflict between Russia and Ukraine); negative global climate patterns, especially in water-stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our licensees or other third parties to operate our stores or websites, or could impact our business as a whole if the impacted region includes our corporate offices. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and consumers’ perception of our brands. To the extent that any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

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

The ongoing COVID-19 pandemic has had, and may in the future have, an adverse effect on our business and results of operations.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, created significant volatility and disruption of financial markets, and has had an adverse impact on our business and financial performance. The COVID-19 pandemic also has impacted and may in the future interrupt and further increase costs for our supply chain and could require additional changes to our operations.

Transportation shortages, labor shortages and port congestion globally have in the past delayed and could in the future delay inventory orders and, in turn, deliveries to our customers and availability in our company-operated stores and e-commerce sites. These supply chain and logistics disruptions have impacted our inventory levels and net revenues in prior periods and could impact our financial results in future periods.

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

The extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic; additional waves of increased infections; the virulence and spread of different strains of the virus; and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs and vaccine acceptance, are successful.

Strategic Risks

Our inability to grow our digital channels and leverage omni-channel capabilities could adversely impact our business.

We have made and expect to continue to make significant investments in building our technologies and digital capabilities in three key areas: mobile technology, digital marketing, and the digital customer experience. We have made significant capital investments in these areas but there is no assurance that we will realize expected returns on those investments or be successful in growing our digital channels.

As omni-channel retailing continues to evolve, our customers are increasingly more likely to shop across multiple channels that work in tandem to meet their needs. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. Our inability to respond to changes in consumer behavior and our competitive environment, or to successfully maintain and expand our omni-channel business may have an adverse impact on our results of operations. See “— Operational Risks — Our failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations.”

Failure to define, launch and communicate a brand-relevant customer experience could have a negative impact on our growth and profitability.

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

Our success depends on our ability to execute on our key priorities. Achieving these key business priorities depends on us executing our strategies successfully, and the initiatives that we implement in connection with these goals may not resonate with our customers, or be successful in achieving their intended goals. It may take longer than anticipated to generate the expected benefits of our initiatives, and there can be no guarantee that pursuing these key priorities will result in improved operating results or achievement of a given priority. Misalignment and competing initiatives could result in inefficiencies, erroneously prioritized efforts, and resource dilution. Failure to implement our key business priorities successfully could have a negative impact on our growth and profitability.

Our current international operations and efforts to further expand internationally expose us to risks inherent in operating in other countries.

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

As we pursue our international expansion initiatives, we are subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, which may impose new or changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change. Violations of these laws could subject us to sanctions or other penalties that could have an adverse effect on our reputation, operating results and financial condition.

A failure to implement our expansion initiatives properly, or the adverse impact of political or economic risks in our current or new international markets, could have a material adverse effect on our results of operations and financial condition. In certain international markets we have limited prior experience operating our Company-owned stores, and in all international markets we face established local and international competitors. In many of these locations, the real estate, labor and employment, transportation and logistics and other operating requirements differ dramatically from those in the locations where we have more experience. Consumer demand and behavior, as well as tastes and purchasing trends, may differ substantially, and, as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Our potential inability to anticipate and address differences that we encounter as we expand internationally may divert financial, operational, and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations. In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets, and liabilities denominated in currencies other than the United States dollar. The instruments we may use to hedge certain foreign currency risks in the future may not succeed in offsetting all of the negative impact of foreign currency rate movements on our business and results of operations.

Operational Risks

Our failure to protect our reputation could have a material adverse effect on our brands.

Our business depends on the value and reputation of our brands and our ability to anticipate, identify, and respond to consumer demands and preferences, and to fashion trends. In addition, the increasing use of social media platforms allows for rapid communication and any negative publicity related to the aforementioned concerns may reduce demand for our merchandise. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and may adversely impact our business, results of operations, and financial condition.

The appeal of our brands may also depend on the success of our environmental, social and governance ("ESG") initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain that are exposed to the effects of climate change as well as diminishing fossil fuel and water resources. These risks include any increased public focus, including by governmental and non-governmental organizations, on climate change and other environmental sustainability matters, including packaging and waste, animal welfare, and land use. We may receive increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose in our ESG report, such as emissions and water usage, whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, and growth. By electing to publicly set and share these metrics and expand upon our disclosures, we may also face increased scrutiny related to ESG activities. As a result, we could experience damage to our reputation and the value of our brands if we fail to act responsibly in the areas in which we report. Any such harm to our reputation or any failure or perceived failure by us to adequately address ESG-related activities, including setting of metrics or enhancing disclosures, could adversely affect our business, financial performance, and growth.

Our failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations.

Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. In Fiscal 2022, digital sales represented 36% of our total revenue. In order to grow and remain competitive, we will need to continue to adapt to future changes in technology to address the changing demands of consumers. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations.

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

Our failure to maintain efficient and uninterrupted fulfillment operations could also have a material adverse effect on our results. The satisfaction of consumers who shop online depends on their timely receipt of merchandise. If we encounter difficulties with our distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory, incur significantly higher costs and longer lead times associated with distributing our products to consumers, and cause consumer dissatisfaction. Any of these issues could have a material adverse effect on our operations, financial condition and cash flows.

Our inability to implement and sustain adequate information technology systems could adversely impact our profitability and the loss of disruption of information technology systems could have a material adverse effect on our business.

Our information technology systems are an integral part of our strategies in efficiently operating our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential consumer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to prevent any future information security breaches. We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with operating, replacing, and modifying these systems, including inaccurate system information and system disruptions. There is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or promptly and appropriately mitigated, could have a material adverse effect on our results of operations. Additionally, there can be no guarantee that, if any information technology system failure, cyberattack, or security breach occurs, it will be timely detected or sufficiently remediated.

Any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, specifically our store and e-commerce operations, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to the business.

Furthermore, if our information technology systems are damaged, breached or cease to properly function for any reason, including the poor performance of, failure of, or cyber-attack on third-party service providers, catastrophic events, power outages, cybersecurity breaches, network outages, failed upgrades or similar events, and if our disaster recovery and business continuity plans do not effectively resolve such issues, we may suffer interruptions in our ability to manage or conduct business, as well as reputational harm, and we may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, and financial condition.

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

The information technology networks and systems owned, operated, controlled or used by us or our vendors may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyber-attacks or catastrophic events, all of which may not be prevented by our efforts to secure our information technology systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process consumer orders or to track, record or analyze the sale of our products, loss or corruption of data or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property.

We utilize security tools and controls and also rely on our third-party vendors to use sufficient security measures, including encryption and authentication technology, in an effort to protect personal and other sensitive information. However, advances in information technology capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors, to adequately protect personal or other sensitive information and there can be no assurance that we or our vendors will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.

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

We and our third-party vendors regularly experience cyber-attacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill consumer orders. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors or their personnel or other parties. If we or our third-party service providers experience security breaches that result in marketplace performance problems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites, and our reputation and market position could be harmed. Existing consumers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

Telework may negatively impact our operations or increase our risk exposures.

Most of our corporate office associates are working remotely. If our associates are unable to work because of ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of security incidents, data breaches or cyberattacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government-imposed penalty.

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

Trade matters may disrupt our supply chain. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations.

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

We are also exposed to risks caused by new or ongoing armed conflicts. For example, the recent conflict between Russia and Ukraine has caused and continues to cause disruption, instability and volatility in global markets. The conflict has caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions and inflationary pressures, among other factors.

Our product costs may be adversely affected by foreign trade issues, including import tariffs and other trade restrictions with China, increasing prices for raw materials, political instability, or other reasons, which could impact our profitability.

A significant portion of the products that we purchase is manufactured abroad. Foreign imports subject us to risks relating to changes in import duties, quotas, the introduction of United States taxes on imported goods or the extension of United

States income taxes on our foreign suppliers' sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of "most favored nation" status with the United States, shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. Furthermore, we could face significantly higher United States income and similar taxes with respect to sales of products purchased from foreign suppliers if the United States were to adopt a system of taxation, such as a border adjustment tax, under which the cost of imported products was not deductible in determining such products' tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax.

In addition, the United States government periodically considers other restrictions on the importation of products obtained by our vendors and us. General trade tensions between the United States and China have been high, with multiple rounds of United States tariffs on Chinese goods implemented in 2018 and 2019. Furthermore, China or other countries have and may institute future retaliatory trade measures in response to existing or future tariffs imposed by the United States that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' suppliers or our products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase.

Our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements that could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing.

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

In addition, we require our suppliers to comply with applicable laws, including labor, safety, anti-corruption, human rights, and environmental laws, and to otherwise meet our Vendor Code of Conduct and other industry standards. Our ability to find qualified suppliers who uphold our standards and provide access to products in a timely and efficient manner in the volume we may demand, can present a significant challenge, especially with respect to suppliers located and goods sourced outside the United States Further, United States foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries and entities, the limitation on the importation of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control.

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

We seek to locate our brick-and-mortar stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, which generally are large department stores and other area attractions, to generate consumer traffic near our stores. We cannot control the increasing impact of digital channels on shopping center traffic, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, the development of new shopping malls in the United States or around the world, the availability or cost of appropriate locations, competition with other retailers for prominent locations, or the success of individual shopping malls. All of these factors may impact our ability to meet our sales targets and could have a material adverse effect on our financial results. In addition, some malls and shopping centers that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend away from brick-and-mortar retail continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our results of operations and financial condition.

Failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations

In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we continue to take actions to right-size our inventory, there could be disruptions in inventory flow and placement. Failure to effectively execute our inventory management strategies could adversely affect our business, financial condition and results of operations.

We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance.

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

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, due to continued decreases in mall traffic, the highly competitive and promotional retail environment, or other factors, we may not be able to service our lease expenses, or may need to incur additional indebtedness, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.

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

The ongoing integration of Quiet Logistics may experience additional and unforeseen expenses or delays. If the combined company is not able to successfully leverage Quiet Logistics’ business and operations, these anticipated benefits may not be realized fully or at all or may take longer to realize than expected. Additionally, if these benefits do not meet the expectations of investors or securities analysts, the market price of our common stock may decline.

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

Increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations

Our store and distribution center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our financial condition and results of operations. In addition, we operate in a competitive labor market, in which wage actions by other retailers and companies may require us to increase salary and wage rates, bonuses and other incentives in order to attract and retain talented employees across all of our retail store, distribution and fulfillment center, and home office operations. Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices, which could adversely impact our sales. We are also subject to risks related to other store and distribution center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

We cannot provide assurance that we will pay dividends, or if paid, that dividend payments will be consistent with historical levels.

We have generally paid quarterly dividends, which are funded through cash flow from operations and available cash on hand. The declaration of dividends is subject to the discretion of our Board and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board. In addition, our Board may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. For example, our Board suspended our quarterly dividend during the second quarter of Fiscal 2022 to support financial flexibility while we navigated the changing macroeconomic environment.

There can be no assurance that the Company will pay dividends in the future on a regular basis or otherwise. In the event our financial condition or other factors necessitate, our board may choose to delay or suspend the payment of our dividends again in the future.

Legal, Tax, and Regulatory Risks

We are subject to stringent and changing privacy laws, regulations, and standards as well as policies, contracts, and other obligations related to data privacy and security. Our failure to comply with privacy laws and regulations, as well as other legal obligations, could have a material adverse effect on our business.

State, federal, and foreign governments are increasingly enacting laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. A variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance and certain industry standards regarding privacy, data protection, consumer protection, information security and the processing of personal information and other data apply to our business. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020, imposes certain restrictions and disclosure obligations on businesses that collect personal information about California residents and provides for a private right of action, as well as penalties for non-compliance. The CCPA provides for civil penalties for violations and creates a private right of action for certain data breaches that is expected to increase data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The California Privacy Rights Act ("CPRA"), which took effect on January 1, 2023 (with a look-back for certain requirements to January 2022), amends and expands the CCPA and places additional restrictions on the "sharing" of personal information for purposes of cross-context behavioral advertising. We are and may be subject to additional privacy regulations in the future, including the Virginia Consumer Data Protection Act, which took effect on January 1, 2023, and the Colorado Privacy Act, which will take effect on July 1, 2023, both of which regulate the processing of "personal data" regarding their respective residents and grant residents certain rights with respect to their personal data. State laws are changing rapidly, and new legislation proposed or enacted in a number of other states imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. The United States federal government is also significantly focused on privacy matters.

We are subject to other consumer protection laws, including California's Consumer Legal Remedies Act and unfair competition and false advertising laws, the Fair and Accurate Credit Transactions Act and the Telephone Consumer Protection Act, Canada's Anti-Spam Law, the CCPA, the CPRA and other recently enacted consumer data protection laws. Additionally, the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules, and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Such events may increase our expenses, expose us to liabilities and impair our reputation, which could have a material adverse effect on our business.

While we aim to comply with applicable data protection laws and obligations in all material respects, there is no assurance that we will not be subject to claims that we have violated such laws and obligations, will be able to successfully defend against such claims, or will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent that multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve, or impossible to achieve, and we could be subject to fines and penalties in the event of non-compliance.

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

Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or agent of the Company to the Company or the Company’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) action asserting a claim against the Company or any current or former director or officer or other employee or agent of the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or the Company’s Amended and Restated Certificate of Incorporation or Bylaws; (iv) action asserting a claim related to or involving the Company or any current or former director or officer or other employee or agent of the Company that is governed by the internal affairs doctrine of the State of Delaware or (v) action asserting an “internal corporate claim,” as that term is defined in Section 115 of the DGCL shall, in each case, be the Delaware Court of Chancery located within the State of Delaware (or, if the Delaware Court of Chancery located within the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware). Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice-of- forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provisions in the Company’s Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act, as amended, or the respective rules and regulations promulgated thereunder.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks, as described in Part I, Item 1, Business, are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to establishing and protecting our trademarks and service marks. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States Litigation regarding our trademarks and other intellectual property rights could adversely affect our business, financial condition, and results of operations.

Changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations.

We are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, import/export, anti-corruption, including the Foreign Corrupt Practices Act, and climate change. Additional legal and regulatory requirements have increased the complexity of the regulatory environment and the cost of compliance. Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. If these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors or employees, we could experience delays in shipments or receipt of goods or be subject to fines or other penalties, any of which could adversely affect our business. Also, changes in laws and regulations could make operating our business more expensive or require us to change the way we do business. Our employees, contractors, vendors and suppliers could take actions that violate our policies and procedures which could have a material adverse effect on our reputation, our financial condition and the market price of our common stock.

Fluctuations in our tax obligations and effective tax rate could adversely affect us.

We are subject to income taxes in many United States and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. In addition, the tax laws and regulations in the countries where we operate may change or there may be changes in interpretation and enforcement of existing tax laws. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules or regulations.

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

General Risk Factors

Additionally, other factors could adversely affect our financial performance, including factors such as our ability to successfully acquire and integrate other businesses; any interruption of our key infrastructure systems, including exceeding capacity in our distribution centers; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of our business related to an outbreak of a pandemic disease in a country where we source or market our merchandise; extreme weather conditions or changes in climate conditions or weather patterns; and the effects of changes in interest rates.

The impact of any of the previously discussed factors, some of which are beyond our control, and others which we are not aware of or which we do not currently consider material, may cause our actual results to differ materially from our expectations expressed elsewhere in this Form 10-K and other forward-looking statements we may make from time to time.

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

Each of the above identified properties is shared by certain of our reportable and operating segments, including American Eagle, Aerie, Todd Snyder and Unsubscribed brands.

We lease distribution facilities in seven cities throughout the United States totaling 2.7 million square feet, with varying terms expiring through 2030. These facilities are used by our Quiet Platforms operating segment.

As for our stores, all are leased and generally have initial terms of 5-10 years. Certain leases also include early termination options, which can be exercised under specific conditions. Most of these leases provide for base rent and require the payment of a percentage of sales as additional contingent rent when sales reach specified levels. Under our store leases, we are typically responsible for tenant occupancy costs, including maintenance and common area charges, real estate taxes and certain other expenses. We have generally been successful in negotiating renewals as leases near expiration.

Item 3. Legal Proceedings.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.

Refer to Note 2. “Summary of Significant Accounting Policies – Legal Proceedings and Claims” of the Notes to the Consolidated Financial Statements included herein for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NYSE under the symbol “AEO.” As of March 8, 2023, there were 448 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 105,000.

Dividends

A dividend of $0.18 per share was paid in the first and second quarters of Fiscal 2022 resulting in a dividend yield of 2.5%. During the third quarter of Fiscal 2022, the Company announced that, given ongoing external uncertainties and in order to increase financial flexibility, it was temporarily suspending its quarterly cash dividends.

A quarterly cash dividend of $0.1375 per share dividend was paid in the first quarter of Fiscal 2021 and a $0.18 per share dividend was paid in the second, third, and fourth quarters of Fiscal 2021 resulting in a dividend yield of 2.3% for Fiscal 2021.

Subsequent to the fourth quarter of Fiscal 2022, our Board declared a $0.10 per share dividend, payable on April 21, 2023 to stockholders of record at the close of business on April 6, 2023.

The Company maintains the right to defer the record and payment dates of any declared dividends, depending upon, among other factors, business performance, and the macroeconomic environment. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in United States taxation, and other relevant factors.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 3, 2018 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023
American Eagle Outfitters, Inc.	100.00	122.30	87.00	138.08	139.59	100.12
S&P MidCap 400 Index	100.00	97.60	108.22	128.21	143.05	147.76
Peer Group	100.00	97.17	97.19	114.63	128.37	123.36

We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our Proxy Statement for the 2022 Annual Meeting of Stockholders. As of the end of Fiscal 2022, this group consisted of the following companies: Abercrombie & Fitch Co.; Bath and Body Works, Inc.; Burberry Group PLC; Capri Holdings Limited; Chico’s FAS, Inc.; Express, Inc., Fossil Group, Inc.; The Gap, Inc.; Guess?, Inc.; Hanesbrands Inc.; Kontoor Brands; Levi Strauss & Co.; lululemon athletica, inc.; PVH CORP.; Ralph Lauren Corporation; Tapestry, Inc.; Under Armour Inc.; Urban Outfitters, Inc; and Victoria's Secret & Co.

Our peer group was updated for Fiscal 2022 to include Victoria's Secret & Co., which separated from L Brands, Inc. in 2021. After the separation, L Brands, Inc. was renamed Bath & Body Works, Inc., which is also included in the peer group for 2022.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the 13 weeks ended January 28, 2023.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares That May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
October 30, 2022 through November 26, 2022	—	$—	—	12,977,130
November 27, 2022 through December 31, 2022	547	$14.21	—	12,977,130
January 1, 2023 through January 28, 2023	—	$—	—	12,977,130
Total	547	$14.21	—	12,977,130
(1)
There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended January 28, 2023 and there were 547 shares repurchased for the payment of taxes in connection with the vesting of share-based payments.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying Notes thereto contained in Part II, Item 8 – Financial Statements and Supplementary Data " — of this report.

This MD&A generally discusses Fiscal 2022 and Fiscal 2021 and provides year-to-year comparisons between Fiscal 2022 and Fiscal 2021. Discussions of Fiscal 2020 and year-to-year comparisons between Fiscal 2021 and Fiscal 2020 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our annual report on Form 10-K for the fiscal year ended January 29, 2022.

Introduction

This MD&A is organized as follows:

Executive Overview	General description of the Company’s business and certain segment information.
Key Performance Indicators	Overview of key performance indicators reviewed by management to gauge the Company’s results.
Current Trends and Outlook

Discussion of trends and uncertainties facing the Company, including those related to inflation, recent acquisitions and the Company's long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over Fiscal 2022 and Fiscal 2021.

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for Fiscal 2022 as compared to Fiscal 2021.
Non-GAAP Information

Discussion of certain financial measures that have been determined to not be in accordance with accounting principles generally accepted in the United States (“GAAP”). This section includes certain reconciliations from GAAP to non-GAAP financial measures and additional details on these financial non-GAAP measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for Fiscal 2022 and Fiscal 2021.
Critical Accounting Policies and Estimates

Discusses where information may be found about accounting policies and estimates considered to be important to the Company’s consolidated results of operations and financial condition, which typically require significant judgment and estimation on the part of the Company’s management in their application.

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

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources between segments based on adjusted operating income (loss), which is a non-GAAP financial measure. See "Non-GAAP Information" within Part II. Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable Sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the 13th month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base, but are included in total sales. These stores are returned to the comparable sales base in the 13th month following the remodel. Sales from American Eagle, Aerie, Todd Snyder, and Unsubscribed stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures include sales from stores and AEO Direct.

Omni-Channel Sales Performance — Our management utilizes the following quality of sales metrics in evaluating our omni-channel sales performance: comparable sales, average unit retail price, total transactions, units per transaction, and consolidated comparable traffic. We include these metrics in our discussion within this MD&A when we believe that they enhance the understanding of the matter being discussed. Investors may find them useful as such. Each of these metrics is defined as follows (except comparable sales, which is defined separately above):

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

Gross Profit — Gross profit measures whether we are optimizing the profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs, Quiet Platforms costs to service our customers and buying, occupancy and warehousing costs and services. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

Buying, occupancy and warehousing costs and services consist of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operations.

The inability to obtain acceptable levels of sales, initial markups or any significant increase in our use of markdowns could have an adverse effect on our consolidated gross profit and results of operations.

Operating Income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control SG&A expenses, and our level of capital expenditures.

Cash Flow and Liquidity — Our management evaluates cash flow from operations and investing and financing activities in determining the sufficiency of our cash position and capital allocation strategies. Cash flow has historically been sufficient to cover our uses of cash. Our management believes that cash flow and liquidity will be sufficient to fund anticipated capital expenditures and working capital requirements for the next 12 months and beyond.

Current Trends and Outlook

Inflation

During Fiscal 2022, our quarterly results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more extensive expense and capital expenditure reductions. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of this Annual Report.

Quiet Platforms

In Fiscal 2021, the Company completed the acquisition of AirTerra and Quiet Logistics. With these acquisitions, the Company expects to be able to execute on operational efficiencies to create a supply chain platform, which we refer to as Quiet Platforms, with significant long-term growth potential.

Omni-Channel and Digital Capabilities

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, www.toddsnyder.com, www.unsubscribed.com, and our AEO apps, both domestically and internationally in approximately 80 countries. We also sell merchandise on various international online marketplaces. The digital channels reinforce each particular brand and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

COVID-19

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

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance GAAP, which require us to make estimates and assumptions that may affect the reported consolidated financial condition and results of operations should actual results differ from these estimates and assumptions. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

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

Revenue associated with Quiet Platforms is recognized as the services are performed.

Merchandise Inventory. Merchandise inventory is valued at the lower of average cost or net realizable value, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts when control of the merchandise has transferred to the Company.

We review our inventory in order to identify slow-moving merchandise and generally use markdowns to clear merchandise. Additionally, we estimate a markdown reserve for future planned markdowns related to current inventory. If inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, or competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price, additional markdowns may be necessary. These markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected.

We estimate an inventory shrinkage reserve for anticipated losses for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve is calculated based on historical percentages and can be affected by changes in merchandise mix and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory shrinkage reserve. However, if actual physical inventory losses differ significantly from our estimate, our consolidated operating results could be adversely affected.

Impairment of long-lived assets. In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. We evaluate long-lived assets for impairment at the individual retail store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income (loss) in the Consolidated Statements of Operations.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. The significant assumption used in our fair value analysis is forecasted revenue. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our consolidated operating results could be adversely affected.

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

Share-Based Payments. We account for share-based payments in accordance with ASC 718, Compensation – Stock Compensation ("ASC 718"). To determine the fair value of our awards, we use the Black-Scholes option-pricing model for stock option awards and a Monte-Carlo simulation for performance-based restricted stock awards, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

We calculate a weighted-average expected term based on historical experience. Expected stock price volatility is based on historical volatility of our common stock. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

Income Taxes. We calculate income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the effective income tax rate.

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

The calculation of the deferred tax assets and liabilities, and the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).

Results of Operations

Overview

Fiscal 2022 demand was soft, reflecting the impact of inflationary pressure and a related shift in consumer spending patterns. In this environment, margin pressure was more amplified as we worked to clear through excess spring and summer goods. Given ongoing uncertainties in the macroeconomic environment, we have taken additional steps to position the business for improved financial performance. This includes further resetting inventory plans for the back half of the year, expanding the scope of expense and capital expenditure reductions. Total net revenue was relatively flat to last year at $4.990 billion this year, compared to $5.011 billion last year. Total comparable sales decreased 7%. By brand, American Eagle comparable sales decreased 9% and comparable sales for Aerie decreased 3%. Gross profit decreased 12% to $1.745 billion and declined by 470 basis points to 35.0% as a percentage of revenue.

Net income was $0.64 per diluted share this year, compared to $2.03 per diluted share last year. On an adjusted basis, net income per diluted share this year was $0.97, compared to last year at $2.19. Adjusted net income per diluted share this year excluded $0.24 of debt-related charges and $0.09 of impairment and restructuring charges. Adjusted net income per diluted share last year excluded $0.07 of amortization of the non-cash discount on our convertible notes, $0.04 of asset impairment charges, and $0.04 of reorganization charges related to our European Union ("EU") license operations. Adjusted net income per diluted share is a non-GAAP financial measure. Please see “Non-GAAP Information” below.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	For the Fiscal Years Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Total net revenue	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	65.0	60.3	69.5
Gross profit	35.0	39.7	30.5
Selling, general and administrative expenses	25.4	24.4	26.0
Impairment, restructuring and COVID-19 – related charges	0.4	0.2	7.4
Depreciation and amortization expense	4.2	3.3	4.3
Operating income (loss)	5.0	11.8	(7.2)
Debt-related charges	1.3	—	—
Interest expense, net	0.3	0.7	0.7
Other income, net	(0.2)	(0.1)	(0.1)
Income (loss) before income taxes	3.6	11.2	(7.8)
Provision (benefit) for income taxes	1.1	2.8	(2.2)
Net income (loss)	2.5%	8.4%	(5.6)%

Non-GAAP Information

This Results of Operations section contains operating income, net income and net income per diluted share presented on a non-GAAP basis, which are non-GAAP financial measures (“non-GAAP” or “adjusted”). These financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above.

	For the Fiscal Year Ended
	January 28, 2023
	Operating Income	Net Income	Earnings per Diluted Share
GAAP Basis	$247,047	$125,136	$0.64
Add: Impairment and restructuring charges (1)	22,209	18,221	0.09
Add: Debt-related charges (2)	—	49,679	0.24
Non-GAAP Basis	$269,256	$193,036	$0.97
(1)
$22.2 million of pre-tax impairment and restructuring charges including $20.6 million of asset impairment charges and $1.6 million of restructuring charges including corporate and field severance.
(2)
$64.7 million of pre-tax debt related charges related primarily to induced conversion expense on the exchanges of our 2025 Notes, along with certain other costs related to actions taken to strengthen our capital structure.

	For the Fiscal Year Ended
	January 29, 2022
	Operating Income	Net Income	Earnings per Diluted Share
GAAP Basis	$591,065	$419,629	$2.03
Add: Asset impairment charges (1)	11,944	8,944	0.04
Add: EU license operations reorganization (2)	—	8,917	0.04
Add: Convertible debt (3)	—	13,867	0.07
Non-GAAP Basis	$603,009	$451,357	$2.19
(1)
$11.9 million of pre-tax asset impairment charges.
(2)
$11.9 million of pre-tax reorganization charges related to our EU license operations.
(3)
Amortization of the non-cash discount on the 2025 Notes included in interest expense, net on the Consolidated Statements of Operations prior to the adoption of ASU 2020-06.

Comparison of Fiscal 2022 to Fiscal 2021

Total Net Revenue

Total net revenue for Fiscal 2022 was relatively flat to last year at $4.990 billion this year compared to $5.011 billion for Fiscal 2021. For Fiscal 2022, total comparable sales decreased 7% compared to a 30% increase for Fiscal 2021.

American Eagle

Total net revenue for Fiscal 2022 for the American Eagle brand was $3.263 billion compared to $3.556 billion for Fiscal 2021. For Fiscal 2022, American Eagle brand comparable sales were down 9% compared to a 35% increase for Fiscal 2021.

Aerie

Total net revenue for Fiscal 2022 for the Aerie brand was $1.507 billion compared to $1.376 billion for Fiscal 2021. For Fiscal 2022, Aerie brand comparable sales decreased 3% compared to a 27% increase in Fiscal 2021.

Gross Profit

Gross profit decreased 12% to $1.745 billion for Fiscal 2022 from $1.992 billion for Fiscal 2021. As a percentage of total net revenue, gross margin decreased to 35.0%, compared to 39.7% last year. The decrease in gross margin as a percent of total net revenue reflected higher markdowns, largely reflecting initiatives to clear excess inventory. Delivery, warehousing costs and rent from new store openings also increased, offset by lower incentive compensation accruals.

There was $16.8 million of share-based payment expense, consisting of both time- and performance-based awards, included in gross profit this year. This is compared to $16.0 million of share-based payment expense included in gross profit last year.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased 4% to $1.269 billion for Fiscal 2022, compared to $1.222 billion for Fiscal 2021. As a percentage of total net revenue, selling, general, and administrative expenses increased 100 basis points to 25.4%, compared to 24.4% for Fiscal 2021. The increase in expenses was primarily related to increased store wages and corporate compensation, professional services and advertising, partially offset by lower incentive compensation accruals.

There was $22.2 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general, and administrative expenses for both Fiscal 2022 and Fiscal 2021.

Impairment, Restructuring and COVID-19 Related Charges

In Fiscal 2022, the Company recorded $22.2 million of impairment and restructuring charges including asset impairment charges of $20.6 million, primarily related to retail store property and equipment, and operating lease ROU assets as well as $1.6 million of restructuring severance.

In Fiscal 2021, the Company recorded asset impairment charges of $11.9 million, primarily related to retail store property and equipment, and operating lease ROU assets.

There were no COVID-19 - Related charges recorded in either period.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 24% to $206.9 million for Fiscal 2022 from $166.8 million for Fiscal 2021, driven by increased capital spending in Fiscal 2022. As a percentage of total net revenue, depreciation and amortization expense was 4.2% compared to 3.3% in Fiscal 2021.

Debt Related Charges

In Fiscal 2022, debt related charges of $64.7 million consists primarily of $60.4 million of induced conversion expense related to the exchanges of our 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure.

Interest Expense, Net

Interest expense, net decreased $20.3 million to $14.3 million for Fiscal 2022, compared to $34.6 million for Fiscal 2021. The decrease in expense was primarily attributable to the adoption of ASU 2020-06 on January 30, 2022 which reduced non-cash interest expense related to amortization of the non-cash discount on our 2025 Notes and the Note Exchanges, which reduced the aggregate principal amount of the 2025 Notes by $403.2 million, partially offset by $5.9 million of interest expense from borrowings under our Credit Facility in Fiscal 2022.

Other Income, Net

Other income was $10.5 million for Fiscal 2022, compared to $2.5 million for Fiscal 2021. The increase was attributable to an $11.9 million reorganization charge related to our EU license operations last year, partially offset by other changes in non-operating income/expense.

Income Taxes

The effective income tax rate was 29.9% for Fiscal 2022 compared to an effective income tax rate of 24.9% for Fiscal 2021. The effective income tax rate this year is primarily impacted by nondeductible executive compensation and the Note Exchanges, as a portion of the induced conversion expense was not deductible. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates.

Refer to Note 2, "Summary of Significant Accounting Policies," and Note 15, "Income Taxes," to the Consolidated Financial Statements included herein for additional information regarding our accounting for income taxes.

Net Income (Loss)

Net income decreased $294.5 million to $125.1 million for Fiscal 2022 from $419.6 million for Fiscal 2021. The change in net income was attributable to the factors described above. As a percentage of total net revenue, net income was 2.5% and 8.4% for Fiscal 2022 and Fiscal 2021, respectively.

Net income (loss) per diluted share for Fiscal 2022 was $0.64, which included $64.7 million ($0.24 per diluted share) of debt-related charges and $22.2 million ($0.09 per diluted share) of pre-tax impairment and restructuring charges.

Net income (loss) per diluted share for Fiscal 2021 was $2.03, which included $18.5 million ($0.07 per diluted share) of pre-tax amortization of the non-cash discount on the 2025 Notes, $11.9 million ($0.04 per diluted share) of pre-tax asset impairment charges, and $11.9 million ($0.04 per diluted share) of reorganization charges related to our EU license operations.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the “2025 Notes”). As of January 28, 2023, approximately $8.8 million aggregate principal amount of the 2025 Notes remain outstanding.

As of January 28, 2023, we had approximately $170.2 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	January 28,	January 29,
	2023	2022
Working Capital (in thousands)	$331,293	$554,053
Current Ratio	1.43	1.66

Working capital as of January 28, 2023 decreased $222.8 million compared to January 29, 2022. The decrease came from lower cash and cash equivalents of $264.6 million and lower accounts receivable, net of $44.3 million. This was partially offset by an $89.9 million decrease in accrued compensation and payroll taxes.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities totaled $406.3 million during Fiscal 2022, compared to net cash provided by operating activities of $303.7 million during Fiscal 2021. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Investing activities for Fiscal 2022 primarily consisted of $260.4 million in capital expenditures for property and equipment. Investing activities for Fiscal 2021 primarily included $358.1 million for the acquisition of businesses related to Quiet Platforms (net of $3.9 million cash acquired), as well as $233.8 million in capital expenditures for property and equipment. For further information on capital expenditures, refer to Capital Expenditures for Property and Equipment below.

Cash Flows Used for Financing Activities

During Fiscal 2022, cash used for financing activities consisted of $200.0 million used to repurchase the Company's common stock under an accelerated share repurchase agreement, $136.4 million used for the principal paid in connection with the exchange of our 2025 Notes, $64.8 million used for cash dividends paid at a quarterly rate of $0.18 per share during the first and second quarters and $9.8 million used for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments.

During Fiscal 2021, cash used for financing activities consisted primarily of $113.9 million for cash dividends paid at quarterly rates of $0.1375 for the 13 weeks ended May 2, 2021 and $0.18 for the 13 weeks ended July 31, 2021, October 30, 2021, and January 29, 2022 and $24.0 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $13.1 million of net proceeds from stock option exercises.

Cash returned to shareholders through dividends and share repurchases was $264.8 million and $113.9 million in Fiscal 2022 and Fiscal 2021, respectively.

Capital Expenditures for Property and Equipment

Fiscal 2022 capital expenditures were $260.4 million, compared to $233.8 million in Fiscal 2021. Fiscal 2022 expenditures included $148.5 million related to investments in our stores, including 87 new AEO stores (25 American Eagle stores, 56 combined Aerie stand-alone stores and OFFLINE™ stand-alone stores, five Todd Snyder stores, and one Unsubscribed store), and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($70.0 million), Quiet Platforms ($26.0 million), our supply chain infrastructure ($13.4 million), and other home office projects ($2.4 million).

For Fiscal 2023, we expect capital expenditures to be in the range of $150 million to $200 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain and Quiet Platforms. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

Revolving Credit Facility

In June 2022, we entered into an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility). The Credit Facility expires on June 24, 2027. Before amendment and restatement, the Company's previous credit agreement provided senior secured asset-based revolving credit for loans and letters of credit up to $400 million and was scheduled to expire on January 30, 2024.

All obligations under the Credit Facilities are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

In June 2022, the Company borrowed on the Credit Facility and fully repaid the borrowings by December 2022. As of January 28, 2023, we were in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit.

Share Repurchases

During Fiscal 2019, our Board authorized the repurchase of 30.0 million shares under a share repurchase program.

On June 3, 2022, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank (“JPM”) to repurchase an aggregate of $200.0 million of the Company’s common stock.

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

As of January 28, 2023, our total remaining share repurchase authorization was approximately 13.0 million shares.

During Fiscal 2022 and Fiscal 2021, we repurchased approximately 0.6 million and 0.8 million shares, respectively, from certain employees at market prices totaling $9.8 million and $24.0 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

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

We have estimated our market risk exposure using sensitivity analysis. To test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 10% adverse change in market prices or rates. The results of the sensitivity analyses are summarized below.

Interest Rate Risk

Our earnings from our investments are not materially affected by changes in market interest rates. This is determined by considering the impact of a hypothetical 10% change in yield rates on our cash and investment balances and assumes no change in our investment structure.

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $23.3 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. An unrealized gain of $8.2 million is included in accumulated other comprehensive loss as of January 28, 2023. This is primarily related to the fluctuations of the U.S. dollar to Mexican peso and US dollar to Canadian dollar exchange rates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

Retail Store Long-Lived Asset Impairment
Description of the Matter

As more fully described in Notes 2 and 17 to the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (store fixtures, leasehold improvements, and operating lease right-of-use assets) at the individual retail store level, which is the lowest level at which individual cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows to be generated by those store assets are less than their carrying amounts. When this is the case, the Company compares the estimated fair value of the respective retail store assets to its carrying value. If fair value is less than carrying value, an impairment loss is recorded for the difference. The significant assumption used in the Company’s estimated fair value of certain retail stores is forecasted revenue. For the year ended January 28, 2023, the Company recorded retail store impairment charges of $17.1 million. Of the total, $13.1 million related to the impairment of operating lease right-of-use assets and $4.0 million related to the impairment of store property and equipment (store fixtures and leasehold improvements).

Auditing the Company’s retail store impairment analyses was complex and subjective, as it involved evaluating the significant assumption related to forecasted revenue which is used to estimate the fair value of those retail stores to calculate any impairment charge.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes over the identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by retail stores with indicators of impairment, the determination of the fair value of the retail stores and the measurement of any resulting impairment. These controls include, among others, management’s review of the assumptions utilized to determine fair value estimates, and management’s testing of the completeness and accuracy of the underlying data utilized to estimate the fair value of the retail stores.

Our testing of the Company’s retail store impairment analyses included, among other procedures, inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired retail stores. Additionally, we evaluated the assumptions used by management in the analyses, including the significant assumption discussed above used to estimate fair value. For example, we compared the significant assumption used by management to historical results, current industry and economic trends, and other relevant factors. We performed sensitivity analyses of the significant assumption to evaluate the changes in the fair value of the individual retail stores that would result from changes in the underlying assumption. We involved our valuation specialists to assist in our evaluation of the fair value estimate specific to evaluating market participant data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 13, 2023

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	January 28,	January 29,
(In thousands, except per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$170,209	$434,770
Merchandise inventory	585,083	553,458
Accounts receivable, net	242,386	286,683
Prepaid expenses and other	102,563	122,013
Total current assets	1,100,241	1,396,924
Operating lease right-of-use assets	1,086,999	1,193,021
Property and equipment, at cost, net of accumulated depreciation	781,514	728,272
Goodwill	264,945	271,416
Intangible assets, net	94,536	102,701
Non-current deferred income taxes	36,483	44,167
Other assets	56,238	50,142
Total assets	$3,420,956	$3,786,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$234,340	$231,782
Current portion of operating lease liabilities	337,258	311,005
Unredeemed gift cards and gift certificates	67,618	71,365
Accrued compensation and payroll taxes	51,912	141,817
Accrued income and other taxes	10,919	16,274
Other current liabilities and accrued expenses	66,901	70,628
Total current liabilities	768,948	842,871
Non-current liabilities:
Non-current operating lease liabilities	1,021,200	1,154,481
Long-term debt, net	8,911	341,002
Other non-current liabilities	22,734	24,617
Total non-current liabilities	1,052,845	1,520,100
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 195,064 and 168,699 shares outstanding, respectively	2,496	2,496
Contributed capital	341,775	636,355
Accumulated other comprehensive loss, net of tax	(32,630)	(40,845)
Retained earnings	2,137,126	2,203,772
Treasury stock, 54,502 and 80,867 shares, respectively, at cost	(849,604)	(1,378,106)
Total stockholders' equity	1,599,163	1,423,672
Total liabilities and stockholders’ equity	$3,420,956	$3,786,643

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands, except per share amounts)	2023	2022	2021
Total net revenue	$4,989,833	$5,010,785	$3,759,113
Cost of sales, including certain buying, occupancy and warehousing expenses	3,244,585	3,018,995	2,610,966
Gross profit	1,745,248	1,991,790	1,148,147
Selling, general and administrative expenses	1,269,095	1,222,000	977,264
Impairment, restructuring and COVID-19 – related charges	22,209	11,944	279,826
Depreciation and amortization expense	206,897	166,781	162,402
Operating income (loss)	247,047	591,065	(271,345)
Debt-related charges	64,721	—	—
Interest expense, net	14,297	34,632	24,610
Other income, net	(10,465)	(2,489)	(3,682)
Income (loss) before income taxes	178,494	558,922	(292,273)
Provision (benefit) for income taxes	53,358	139,293	(82,999)
Net income (loss)	$125,136	$419,629	$(209,274)

Basic net income (loss) per common share	$0.69	$2.50	$(1.26)

Diluted net income (loss) per common share	$0.64	$2.03	$(1.26)

Weighted average common shares outstanding - basic	181,778	168,156	166,455
Weighted average common shares outstanding - diluted	205,226	206,529	166,455

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Net income (loss)	$125,136	$419,629	$(209,274)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	8,215	(97)	(7,580)
Other comprehensive gain (loss)	8,215	(97)	(7,580)
Comprehensive income (loss)	$133,351	$419,532	$(216,854)

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at February 1, 2020	166,993	$2,496	$577,856	$2,108,292	$(1,407,623)	$(33,168)	$1,247,853
Stock awards	—	—	32,298	—	—	—	32,298
Repurchase of common stock as part of publicly announced programs	(1,720)	—	—	—	(20,000)	—	(20,000)
Repurchase of common stock from employees	(449)	—	—	—	(5,413)	—	(5,413)
Convertible Notes - Equity portion, net of tax	—	—	68,330	—	—	—	68,330
Reissuance of treasury stock	1,511	—	(15,522)	(7,551)	25,622	—	2,549
Net loss	—	—	—	(209,274)	—	—	(209,274)
Other comprehensive loss	—	—	—	—	—	(7,580)	(7,580)
Cash dividends and dividend equivalents ($0.1375 per share)	—	—	756	(22,854)	—	—	(22,098)
Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	37,887	—	—	—	37,887
Repurchase of common stock from employees	(781)	—	—	—	(24,018)	—	(24,018)
Reissuance of treasury stock	2,798	—	(59,384)	26,490	47,427	—	14,533
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	419,629	—	—	419,629
Other comprehensive loss	—	—	—	—	—	(97)	(97)
Cash dividends and dividend equivalents ($0.6775 per share)	—	—	4,010	(117,955)	—	—	(113,945)
Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	38,148	—	—	—	38,148
Repurchase of common stock from employees	(584)	—	—	—	(9,780)	—	(9,780)
Reissuance of treasury stock	1,643	—	(24,642)	(1,624)	27,865	—	1,599
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	42,329	—	(244,198)	(142,737)	710,417	—	323,482
Net income	—	—	—	125,136	—	—	125,136
Other comprehensive income	—	—	—	—	—	8,215	8,215
Cash dividends and dividend equivalents ($0.3600 per share)	—	—	1,484	(66,251)	—	—	(64,767)
Contributions from non-controlling interests	—	—	2,314	—	—	—	2,314
Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163

(1)
600,000 authorized, 249,566 issued and 195,064 outstanding, $0.01 par value common stock at January 28, 2023; 600,000 authorized, 249,566 issued and 168,699 outstanding, $0.01 par value common stock at January 29, 2022; 600,000 authorized, 249,566 issued and 166,335 outstanding, $0.01 par value common stock at January 30, 2021; 600,000 authorized, 249,566 issued and 166,993 outstanding, $0.01 par value common stock at February 1, 2020. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock for all periods presented.
(2)
54,502 shares, 80,867 shares, and 83,231 shares at January 28, 2023, January 29, 2022, and January 30, 2021, respectively. During Fiscal 2022, Fiscal 2021, and Fiscal 2020, 1,643 shares, 2,798 shares, and 1,511 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Operating activities:
Net income (loss)	$125,136	$419,629	$(209,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	212,499	171,151	165,580
Share-based compensation	38,986	38,153	32,778
Deferred income taxes	31,049	(12,850)	(34,890)
Loss on impairment of assets	20,633	11,944	249,163
Loss on exchange of convertible senior notes	60,341	—	—
Changes in assets and liabilities:
Merchandise inventory	(38,364)	(147,140)	42,156
Operating lease assets	345,798	296,652	226,376
Operating lease liabilities	(361,142)	(352,547)	(238,810)
Other assets	70,131	(134,152)	(107,317)
Accounts payable	2,019	(36,192)	(30,909)
Accrued compensation and payroll taxes	(90,114)	(1,412)	95,116
Accrued and other liabilities	(10,676)	50,435	12,529
Net cash provided by operating activities	406,296	303,671	202,498
Investing activities:
Acquisitions of businesses, net of cash acquired	—	(358,151)	—
Capital expenditures for property and equipment	(260,378)	(233,847)	(127,975)
Purchase of available-for-sale investments	—	(75,000)	(14,956)
Sale of available-for-sale investments	—	75,000	69,956
Other investing activities	(997)	(2,603)	(970)
Net cash used for investing activities	(261,375)	(594,601)	(73,945)
Financing activities:
Accelerated share repurchase	(200,000)	—	—
Principal paid in connection with exchange of convertible senior notes due 2025	(136,419)	—	—
Cash dividends paid	(64,767)	(113,945)	(22,854)
Repurchase of common stock from employees	(9,780)	(24,018)	(5,413)
Other financing activities	984	(299)	(1,199)
Net proceeds from stock options exercised	2,089	13,065	3,265
Repurchase of common stock as part of publicly announced programs	—	—	(20,000)
Proceeds from revolving line of credit and convertible senior notes, net	—	—	406,108
Net cash (used for) provided by financing activities	(407,893)	(125,197)	359,907
Effect of exchange rates on cash	(1,589)	420	87
Net change in cash and cash equivalents	(264,561)	(415,707)	488,547
Cash and cash equivalents - beginning of period	$434,770	$850,477	$361,930
Cash and cash equivalents - end of period	170,209	434,770	850,477

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended January 28, 2023

1. Business Operations

American Eagle Outfitters, Inc. (the “Company,” “we” and “our”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Todd Snyder New York, a premium menswear brand, and Unsubscribed, which focuses on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,100 retail stores in the United States and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and more than 200 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to approximately 80 countries worldwide.

AEO Direct reinforces each particular brand platform and is designed to complement the in-store experience. We offer the ability for customers to return products seamlessly via any channel regardless of where products were originally purchased. We also offer a variety of channels to fulfill customer orders. These include “ship to home,” - which can be fulfilled either through our distribution centers or our store sites (buy online, ship from stores) when purchased online or through our app; “store pick-up,” - which consists of online orders being fulfilled either in store or curbside, and we offer “store-to-door” capability where customers order within our store, and the goods are shipped directly to their home.

In Fiscal 2021, we acquired AirTerra, Inc. ("AirTerra") and Quiet Logistics, Inc. ("Quiet Logistics"), creating a new supply chain platform ("Quiet Platforms”). Quiet Logistics is a leading logistics company that operates a network of in-market fulfillment centers, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options for customers and stores. AirTerra is a logistics service and platform that solves e-commerce fulfillment and shipping challenges in a unique and innovative way for retailers and brands of all sizes. Both acquisitions represent an important step in building our supply chain platform, as part of our ongoing supply chain transformation strategy of leveraging scale and innovation to help us mange costs and improve service.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interests are included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At January 28, 2023, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, “Fiscal 2023” refers to the 53-week period that will end on February 3, 2024. “Fiscal 2022” refers to the 52-week period ended January 28, 2023. “Fiscal 2021” refers to the 52-week period ended January 29, 2022. “Fiscal 2020” refers to the 52-week period ended January 30, 2021.

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

Refer to Note 6 and Note 10 to the Consolidated Financial Statements for additional information regarding EPS and long-term debt, respectively.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Refer to Note 12 to the Consolidated Financial Statements for information regarding accumulated other comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Refer to Note 4 to the Consolidated Financial Statements for information regarding cash and cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of certain of our customers to make required payments for products or services delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical and expected future receivables, reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

Merchandise Inventory

Merchandise inventory is valued at the lower of average cost or net realizable value, utilizing the retail method. Average cost includes merchandise design and sourcing costs and related expenses. The Company records merchandise receipts when control of the merchandise has transferred to the Company.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear merchandise. Additionally, the Company estimates a markdown reserve for future planned permanent markdowns related to current inventory. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, or competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have a material adverse impact on earnings, depending on the extent and amount of inventory affected.

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

Property and Equipment

Property and equipment are recorded on the basis of cost with depreciation computed utilizing the straight-line method over the assets’ estimated useful lives. The useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment	Five years
Information technology	Three to five years

As of January 28, 2023, the weighted average remaining useful life of our assets was approximately six years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income (loss) within impairment, restructuring and COVID-19 - related charges in the Consolidated Statements of Operations.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. The significant assumption used in our fair value analysis is forecasted revenue. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our consolidated operating results could be adversely affected.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 17 to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2022, Fiscal 2021 and Fiscal 2020.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisitions of Quiet Logistics and AirTerra, in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of January 28, 2023. There was no goodwill impairment charge recorded during Fiscal 2022, Fiscal 2021, or Fiscal 2020.

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

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

Construction Allowances

As part of certain lease agreements for retail stores, the Company receives construction allowances from lessors, which are generally composed of cash amounts. The Company records a receivable and an adjustment to the operating lease ROU asset at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized as part of the single lease cost over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the lessor.

Self-Insurance Liability

The Company uses a combination of insurance and self-insurance mechanisms for certain losses related to employee medical benefits and worker’s compensation. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped by stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Leases

The Company leases all store premises, the Canadian distribution center in Mississauga, Ontario, regional distribution facilities, some of its office space and certain information technology and office equipment. These leases are generally classified as operating leases.

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

Co-Branded and Private Label Credit Cards

The Company offers a co-branded credit card and a private-label credit card under the AE and Aerie brands. These credit cards are issued by a third-party bank (the “Bank”) in accordance with a credit card agreement (the “Agreement”). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding as we fulfill our performance obligations under the Agreement. This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations.

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

Points earned under the Program on purchases at AE and Aerie are accounted for in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The portion of the sales revenue attributed to the reward points is deferred and recognized when the reward is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606. As the points are earned, a current liability is recorded for the estimated cost of the reward, and the impact of adjustments is recorded in revenue.

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

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Beginning balance	$9,168	$8,377	$5,825
Returns	(150,987)	(149,988)	(107,700)
Provisions	152,188	150,779	110,252
Ending balance	$10,369	$9,168	$8,377

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

In June 2022, the Company entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility"). The Credit Facility expires on June 24, 2027.

Refer to Note 10 to the Consolidated Financial Statements for additional information regarding Long-Term Debt.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits may materially impact the Company’s effective income tax rate.

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

Accelerated Share Repurchase Agreement

On June 3, 2022, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank (“JPM”). Pursuant to the terms of the ASR Agreement, on June 3, 2022 the Company paid $200.0 million in cash and received an initial delivery of 13.4 million shares of its common stock on June 3, 2022. At final settlement, on July 28, 2022, an additional 3.7 million shares were received. The cumulative repurchase under the ASR Agreement was 17.0 million shares repurchased at an average price per share of $11.75. The aforementioned shares have been recorded as treasury stock.

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

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on gift card breakage, determined through historical redemption trends. Revenue on unredeemed gift cards, based on an estimate of the amounts that will not be redeemed ("gift card breakage"), is recognized in proportion to actual gift card redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. The Company recorded approximately $10.3 million, $10.3 million, and $8.8 million during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, of revenue related to gift card breakage.

The Company recognizes royalty revenue generated from its license or franchise agreements based on a percentage of merchandise sales by the licensee/franchisee. This revenue is recorded as a component of total net revenue when earned and collection is probable.

The Company defers a portion of the sales revenue attributed to loyalty points and recognizes revenue when the points are redeemed or expire, consistent with the requirements of ASC 606. Refer to Customer Loyalty Program above for additional information.

Revenue associated with Quiet Platforms is recognized as the services are performed.

Cost of Sales, Including Certain Buying, Occupancy, and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”), Quiet Platforms, costs to service its customers and buying, occupancy and warehousing costs and services.

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

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs, and other promotional costs are expensed when the marketing campaign commences. As of January 28, 2023 and January 29, 2022, the Company had prepaid advertising expense of $6.1 million for both periods. All other advertising costs are expensed as incurred. The Company recognized $175.2 million, $173.6 million, and $150.0 million in advertising expense during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies, and payroll expenses. These costs are expensed as incurred.

Debt-Related Charges

Debt-related charges consists primarily of a $60.4 million induced conversion expense on the exchanges of the 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure during Fiscal 2022. Refer to Note 10 to the Consolidated Financial Statements for additional information regarding the 2025 Notes.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Company’s 2025 Notes and borrowings under our Credit Facility, partially offset by interest income from cash and cash equivalents.

Other Income, Net

Other income, net consists primarily of allowances for uncollectible receivables, foreign currency fluctuations and changes in other non-operating items. Non-controlling interest was not material for any period presented and is included within other income, net.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts (received) paid during the respective periods:

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Cash (received) paid during the periods for:
Income taxes	$(22,109)	$182,656	$4,191
Interest	$15,435	$8,729	$10,316

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker's (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosures they have been included in the Corporate and Other category. For additional information, regarding the Company’s segment and geographic information, refer to Note 16 to the Consolidated Financial Statements.

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

In accordance with ASC 805, Business Combinations ("ASC 805"), the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

The following table summarizes the final fair values of the Quiet Logistics assets acquired and liabilities assumed at the acquisition date:

Current assets:
Cash and cash equivalents	$3,857
Accounts Receivable	23,207
Prepaid expenses	3,210
Total current assets	$30,274

Property and equipment	$28,728
Intangible assets	51,500
Goodwill	248,798
Other long-term assets	118,550
Total Assets	$477,850

Current liabilities	$29,819
Total long-term liabilities	87,415
Total Liabilities	$117,234

Total purchase price	$360,616

The purchase price allocation included $51.5 million of acquired intangible assets, of which $39.0 million was assigned to customer relationships and $12.5 million was assigned to trade names, which were both recognized at fair value on the acquisition date. The fair value of the identifiable intangible assets was estimated using the income approach through a discounted cash flow analysis. The cash flows were based on estimates used to price the Quiet Logistics acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted-average cost of capital of 14.5%. Additionally, the significant assumption used to determine the fair value of the customer relationships intangible asset was revenue growth. This significant assumption is forward-looking and could be affected by future economic and market conditions. The customer relationships and trade name intangible assets are subject to useful lives of 10 and 15 years, respectively. Deferred tax assets were increased by $6.3 million in Fiscal 2022 related to the finalization of the net operating loss ("NOL") benefit.

In accordance with ASC 350, the $248.8 million of goodwill that was associated with the Quiet Logistics acquisition was assigned to the reporting units that benefited from the acquisition, namely the AE, Aerie and Quiet Platforms reporting units in the amounts of $101.6 million, $110.6 million and $36.6 million, respectively. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Quiet Logistics. None of the goodwill is expected to be deductible for income tax purposes.

On May 3, 2021, the Company completed the acquisition of AirTerra, Inc. AirTerra is a logistics and supply chain platform that solves e-commerce fulfillment and shipping challenges in a unique and innovative way for retailers and brands of all sizes. The aggregate purchase price paid at closing was $3.0 million.

Together, the Quiet Logistics and AirTerra acquisitions represent an important step in building Quiet Platforms, as part of our ongoing supply chain transformation strategy of leveraging scale and innovation to help us manage costs and improve service.

Pro forma results from acquisitions completed during the year ended January 29, 2022 were determined not to be material.

4. Cash and Cash Equivalents

The following table summarizes the fair market value of our cash and cash equivalents, which are recorded on the Consolidated Balance Sheets:

	January 28,	January 29,
(In thousands)	2023	2022
Cash and cash equivalents:
Cash	$84,960	$138,758
Interest-bearing deposits	85,249	296,012
Total cash and cash equivalents	$170,209	$434,770

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

The Company’s cash equivalents are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding cash equivalents.

The Company had no other financial instruments that required fair value measurement for any of the periods presented.

	Fair Value Measurements at January 28, 2023
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$84,960	$84,960	—	—
Interest-bearing deposits	85,249	85,249	—	—
Total cash and cash equivalents	$170,209	$170,209	—	—

Long-Term Debt

As of January 28, 2023, the Company had no outstanding borrowings under its Credit Facilities.

The Company had approximately $8.8 million aggregate principal of the 2025 Notes outstanding at January 28, 2023. The fair value of the Company's 2025 Notes is not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market-related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2022, the Company recorded asset impairment charges of $20.6 million, primarily related to retail store property and equipment, and operating lease ROU assets. These assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

During Fiscal 2021, the Company recorded asset impairment charges of $11.9 million, primarily related to retail store property and equipment, and operating lease ROU assets. The assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and COVID-19 related charges in the Consolidated Statements of Operations.

The fair value of the Company’s store assets in Fiscal 2022 and Fiscal 2021 was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

The fair value of the Company's ROU assets was based upon market rent assumptions.

6. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Numerator:
Net income (loss) and numerator for basic EPS	$125,136	$419,629	$(209,274)
Add: Interest expense, net of tax, related to the 2025 Notes (1)	5,474	—	—
Numerator for diluted EPS	$130,610	$419,629	$(209,274)

Denominator:
Denominator for basic EPS - weighted average shares	181,778	168,156	166,455
Add: Dilutive effect of the 2025 Notes (1)	21,507	34,003	—
Add: Dilutive effect of stock options and non-vested restricted stock	1,941	4,370	—
Denominator for diluted EPS - adjusted weighted average shares	205,226	206,529	166,455
Anti-dilutive shares (2)	2,182	202	14,259
(1)
In Fiscal 2022, the Company adopted ASU 2020-06 under the modified retrospective method, which requires the Company to utilize the "if-converted" method of calculated diluted EPS. Accordingly, we did not restate financial information for prior periods. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.
(2)
In Fiscal 2020, there were 1.9 million potentially dilutive equity awards and 12.4 million potentially dilutive shares from the 2025 Notes that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive. For all other periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Note 10 and Note 13 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

7. Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	January 28,	January 29,
(In thousands)	2023	2022
Merchandise sell-offs and vendor receivables	66,193	$37,707
AE & Aerie international license receivables	59,837	71,371
Tax and other government refunds	47,201	75,137
Landlord construction allowances	25,235	24,285
Quiet Platforms' customer receivables	23,031	16,095
Gift card receivable	7,728	12,771
Credit card program receivable	3,189	39,507
Other items	9,972	9,810
Total	$242,386	$286,683

8. Property and Equipment, net

Property and equipment, net consists of the following:

	January 28,	January 29,
(In thousands)	2023	2022
Land	$17,910	$17,910
Buildings	222,857	219,194
Leasehold improvements	822,292	739,245
Fixtures and equipment	1,635,897	1,496,972
Construction in progress	8,105	7,117
Property and equipment, at cost	$2,707,061	$2,480,438
Less: Accumulated depreciation	(1,925,547)	(1,752,166)
Property and equipment, net	$781,514	$728,272

Depreciation expense is as follows:

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Depreciation expense	$208,014	$161,492	$159,413

Additionally, during Fiscal 2022, Fiscal 2021, and Fiscal 2020, the Company recorded $4.4 million, $4.4 million and $2.2 million, respectively, related to asset write-offs within depreciation and amortization expense.

9. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	January 28, 2023				January 29, 2022
(In thousands)	American Eagle	Aerie	Corporate and Other (2)	Total	American Eagle	Aerie	Corporate and Other (2)	Total
Goodwill, beginning balance(1)	$114,883	$110,600	$45,933	$271,416	$13,267	$—	$—	$13,267
Additions	—	—	—	—	101,600	110,600	45,933	258,133
Purchase accounting adjustment	—	—	(6,335)	(6,335)	—	—	—	—
Foreign currency fluctuation	(136)	—	—	(136)	16	—	—	16
Goodwill, ending balance	$114,747	$110,600	$39,598	$264,945	$114,883	$110,600	$45,933	$271,416
(1)
Beginning balances for both periods include accumulated impairment of $4.2 million.
(2)
Corporate and Other includes goodwill allocated to the Quiet Platforms reporting unit, which has been identified as a separate operating segment, but is not material to disclose as a separate reportable segment.

(In thousands)	January 28, 2023	January 29, 2022
Intangible assets, beginning balance, at cost	$102,701	$57,065
Additions	985	52,580
Amortization	(9,150)	(6,944)
Intangible assets, net (1)	$94,536	$102,701

(1) The ending balance includes accumulated amortization of $51.7 million and $42.1 million as of January 28, 2023 and January 29, 2022, respectively.

Amortization expense is as follows:

(In thousands)	January 28, 2023	January 29, 2022	January 30, 2021
Amortization expense	$9,162	$6,468	$3,752

The table below summarizes the estimated future amortization expense for intangible assets existing as of January 28, 2023 for the next five fiscal years:

Future
(In thousands)	Amortization
2023	$8,912
2024	$8,789
2025	$8,653
2026	$8,531
2027	$8,459

10. Long-Term Debt, Net

The Company’s long-term debt consisted of the following:

	January 28,	January 29,
(In thousands)	2023	2022
2025 Notes principal	$8,791	$412,025
Less: unamortized discount	105	71,023
2025 Notes, net	$8,686	$341,002

2025 Notes - equity portion, net of tax	—	58,454

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

The Company does not have the right to redeem the 2025 Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the fortieth scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Notes, at its option, for cash, if the last reported sale price of AEO’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Beginning January 2025, noteholders may convert their notes for approximately 120.9 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $8.27 per share.

Subsequent to January 28, 2023, on February 10, 2023, the Company issued a notice of optional redemption for all of its outstanding 2025 Notes, notifying holders that, among other things, it has elected to exercise its right to redeem any and all of the outstanding 2025 Notes on April 17, 2023.

Note Exchanges

In June and December 2022, the Company entered into separate privately negotiated exchange agreements with certain holders of the 2025 Notes, to exchange $403.2 million in aggregate principal amount of the 2025 Notes for a combination of cash and shares of the Company's common stock, plus payment of accrued and unpaid interest (together, the "Note Exchanges").

In June 2022, the Company exchanged $342.4 million in aggregate principal amount of the 2025 Notes. The Company paid cash of $136.1 million to redeem a principal amount of the 2025 Notes with a carrying value of $339.2 million and issued approximately 34.7 million shares of the Company's common stock. In connection with these transactions, the Company recognized a pre-tax inducement charge of approximately $55.7 million during the 13 weeks ended July 30, 2022, which was recorded within debt-related charges on the Consolidated Statements of Operations.

In December 2022, the Company exchanged $60.8 million in aggregate principal amount of the 2025 Notes for shares of the Company's common stock, plus payment of accrued and unpaid interest. The Company issued approximately 7.6 million shares of the Company's common stock with a carrying value of $60.4 million. In connection with these transactions, the Company recognized a pre-tax inducement charge of approximately $4.7 million during the 13 weeks ending January 28, 2023, which was recorded within debt-related charges on the Consolidated Statements of Operations.

Following the Note Exchanges, approximately $8.8 million aggregate principal amount of the 2025 Notes remained outstanding at January 28, 2023.

The effective interest rate for the Notes is 4.3% and we calculated the effective yield using a market approach. The remaining amortization period of the discount was 2.25 years as of January 28, 2023.

Interest expense for the 2025 Notes was:

	January 28,	January 29,
(In thousands)	2023	2022
Accrued interest for interest payments	$6,894	$15,431
Amortization of discount	915	18,520
Total interest expense	$7,809	$33,951

Refer to Note 2 and Note 6 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.

The following table discloses conversion amounts if the 2025 Notes were all converted as of the end of the period:

January 28,
(In thousands, except per share amounts)	2023
Number of shares convertible	1,063
Conversion price per share	$8.27
Value in excess of principal if converted	$6,448

Revolving Credit Facility

In June 2022, the Company entered into an amended and restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility"). The Credit Facility expires on June 24, 2027. Before amendment and restatement, the Company's previous credit agreement provided senior secured asset-based revolving credit for loans and letters of credit up to $400 million and was scheduled to expire on January 30, 2024.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of January 28, 2023, the Company was in compliance with the terms of the Credit Agreement and had $7.9 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of both January 28, 2023 and January 29, 2022.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during Fiscal 2022 was 3.8%. The total interest expense related to the Credit Facility for Fiscal 2022 was $5.9 million. There was no interest related to the Credit Facility for Fiscal 2021.

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

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. When measuring operating lease ROU assets and operating lease liabilities after the date of adoption of ASC 842, the Company only includes cash flows related to options to extend or terminate leases when those options are executed.

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

	For the Year Ended
	January 28,	January 29,
(In thousands)	2023	2022
Lease costs
Operating lease costs	$368,483	$328,868
Variable lease costs	121,604	121,118
Short-term leases and other lease costs	5,357	11,927
Total lease costs	$495,444	$461,913

Other information
Cash paid for operating lease liability	$(397,059)	$(363,468)
New operating lease ROU assets entered into during the period	$254,290	$336,546

The following table contains the average remaining lease term and discount rate, weighted by outstanding operating lease liability as of the end of the period:

Lease term and discount rate	January 28, 2023
Weighted-average remaining lease term - operating leases	4.75 years
Weighted-average discount rate - operating leases	3.9%

The table below is a maturity analysis of the operating leases in effect as of the end of the period. Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
(In thousands)	January 28, 2023
Fiscal years:
2023	$321,240
2024	294,514
2025	245,899
2026	203,187
2027	155,015
Thereafter	264,715
Total undiscounted cash flows	$1,484,570
Less: discount on lease liability	(126,112)
Total lease liability	$1,358,458

12. Accumulated Other Comprehensive Loss

The accumulated balances of other comprehensive loss included as part of the Consolidated Statements of Stockholders’ Equity follow:

			Accumulated
	Before	Tax	Other
	Tax	Benefit	Comprehensive
(In thousands)	Amount	(Expense)	Loss
Balance at February 1, 2020	$(34,287)	$1,119	$(33,168)
Foreign currency translation loss (1)	(7,053)	—	(7,053)
Gain (loss) on long-term intra-entity foreign currency transactions	592	(1,119)	(527)
Balance at January 30, 2021	$(40,748)	$—	$(40,748)
Foreign currency translation loss (1)	(1,003)	—	(1,003)
Gain on long-term intra-entity foreign currency transactions	906	—	906
Balance at January 29, 2022	$(40,845)	$—	$(40,845)
Foreign currency translation gain (1)	9,749	—	9,749
Loss on long-term intra-entity foreign currency transactions	(1,534)	—	(1,534)
Balance at January 28, 2023	$(32,630)	$—	$(32,630)

(1)
Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in a subsidiary.

13. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $39.0 million ($27.3 million, net of tax), $38.2 million ($28.8 million, net of tax), and $32.8 million ($24.6 million, net of tax), respectively.

ASC 718 requires recognition of compensation cost under a non-substantive vesting period approach for awards containing provisions that accelerate or continue vesting upon retirement. Accordingly, for awards with such provisions, the Company recognizes compensation expense over the period from the grant date to the date that retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Additionally, for awards granted to retirement-eligible employees, the full compensation cost of an award must be recognized immediately upon grant.

At January 28, 2023, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2020 Stock Award and Incentive Plan (“2020 Plan”)

The 2020 Plan was approved by the stockholders on April 13, 2020. The 2020 Plan authorized 10.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2020 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m), (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2020 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2020 Plan. The 2020 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value of $750,000 in any single fiscal year. Through January 28, 2023, approximately 4.3 million shares of restricted stock and approximately 2.3 million shares of common stock had been granted under the 2020 Plan to employees and directors. Approximately 40% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 60% of the restricted stock awards are time-based and 96% vest ratably over three years and 4% vest over a period of one to two years.

2017 Stock Award and Incentive Plan (“2017 Plan”)

The 2017 Plan was approved by the stockholders on May 23, 2017. The 2017 Plan authorized 11.2 million shares for issuance, in the form of options, SARS, restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2017 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m) (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2017 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2017 Plan. The 2017 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value of $750,000 in any single fiscal year. Through January 30, 2021, approximately 7.7 million shares of restricted stock and approximately 3.5 million shares of common stock had been granted under the 2017 Plan to employees and directors. Approximately 80% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 20% of the restricted stock awards are time-based and 98% vest ratably over three years and 2% vest over a period of one to two years. After April 13, 2020, no new awards may be granted under the 2017 Plan and all outstanding awards at that time continued in force and operation in accordance with their respective terms.

Stock Option Grants

The Company has granted time-based stock options under the 2017 and 2020 Plans. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier.

A summary of the Company’s stock option activity under the 2017 and 2020 Plans for Fiscal 2022 follows:

	For the Year Ended January 28, 2023
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 29, 2022	3,647	$16.74
Granted	1,094	$17.24
Exercised (1)	(126)	$9.16
Cancelled	(665)	$17.41
Outstanding - January 28, 2023	3,950	$17.01	4.0	$6,725
Vested and expected to vest - January 28, 2023	2,789	$16.92	2.8	$2,112
Exercisable - January 28, 2023 (2)	1,096	$11.48	3.3	$4,576

(1)
Options exercised during Fiscal 2022 ranged in price from $8.62 to $12.33.
(2)
Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price on January 28, 2023.

The weighted-average grant date fair value of stock options granted during Fiscal 2022 and Fiscal 2021 was $5.90 and $11.68, respectively. The aggregate intrinsic value of options exercised during Fiscal 2022, Fiscal 2021, and Fiscal 2020 was $0.5 million, $12.8 million and $0.7 million, respectively. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $2.1 million and $0.3 million, respectively, for Fiscal 2022. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $13.1 million and $4.5 million, respectively, for Fiscal 2021. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $3.3 million and $1.2 million, respectively, for Fiscal 2020.

As of January 28, 2023, there was $6.5 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.8 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended
	January 28,	January 29,
Black-Scholes Option Valuation Assumptions	2023	2022
Risk-free interest rate (1)	2.5%	0.9%
Dividend yield	3.8%	1.6%
Volatility factor (2)	52.2%	50.7%
Weighted-average expected term (3)	4.5 years	4.5 years

(1)
Based on the United States Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)
Based on the historical volatility of the Company’s common stock.
(3)
Represents the period that options are expected to be outstanding. The weighted average expected option terms were determined based on historical experience.

Restricted Stock Grants

Time-based restricted stock awards are composed of time-based restricted stock units. These awards vest over three years. Time-based restricted stock units receive dividend equivalents in the form of additional time-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original awards.

Performance-based restricted stock awards include performance-based restricted stock units. These awards cliff vest at the end of a three-year period based upon the Company’s achievement of pre-established goals throughout the term of the award. Performance-based restricted stock units receive dividend equivalents in the form of additional performance-based restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original awards.

The grant date fair value of time-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A Monte Carlo simulation was utilized for performance-based restricted stock awards.

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance- Based Restricted Stock Units
	For the year ended		For the year ended
	January 28, 2023		January 28, 2023
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - January 29, 2022	2,702	$16.25	1,462	$20.95
Granted	1,609	16.47	549	19.16
Vested	(1,229)	15.02	(257)	21.28
Cancelled/Forfeited	(333)	15.66	(180)	22.39
Non-vested - January 28, 2023	2,749	$17.00	1,574	$20.11

As of January 28, 2023, there was $25.9 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.8 years. There is $6.8 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.5 years.

As of January 28, 2023, the Company had 4.8 million shares available for all equity grants.

14. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 years of age. In addition, full-time employees need to have completed 30 days of service and part-time employees must complete 1,000 hours of service within a 12-month period. Individuals can decline enrollment or can contribute up to 50% of their salary to the 401(k) plan on a pretax basis, subject to Internal Revenue Service (“IRS) limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan. Employees are 100% vested in the Company match after two years. Contributions to the profit-sharing plan, as determined by the Board, are discretionary. The Company recognized $15.1 million, $14.7 million and $13.3 million in expense during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, in connection with the Retirement Plan.

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

15. Income Taxes

On December 22, 2017, the United States government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly changed United States international tax laws for tax years beginning after December 31, 2017 and included a provision designed to currently tax global intangible low-taxed income (“GILTI”) earned by non-United States corporate subsidiaries of large United States shareholders. The Company has elected to treat GILTI as a period expense, and the effect of the GILTI inclusion for Fiscal 2022 is not material.

In addition, on March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to address the COVID-19 pandemic. The CARES Act allows net operating losses (“NOL”) generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the United States federal corporate income tax rate was 35%, as opposed to the current U.S federal corporate income tax rate of 21%. The CARES Act contains other key income and payroll tax provisions, including the immediate write-off of qualified improvement property.

The components of income (loss) before income taxes are:

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
U.S.	$138,023	$520,952	$(294,208)
Foreign	40,471	37,970	1,935
Total	$178,494	$558,922	$(292,273)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 28,	January 29,
(in thousands)	2023	2022
Deferred tax assets:
Operating lease ROU assets	$353,277	$380,117
Net Operating Loss	27,604	27,643
Accruals not currently deductible	11,442	11,645
Deferred compensation	9,498	8,429
Disallowed business interest expense	8,353	—
Other long-term assets	8,201	8,208
State tax credits	7,968	7,546
Inventories	7,082	5,220
Gift card liability	4,871	3,974
Capital Loss	4,210	4,213
Capitalized research and development expenses	4,120	—
Employee compensation and benefits	2,896	20,521
Foreign tax credits	2,761	2,982
General Business Credits	1,586	751
Allowance for Doubtful Accounts	911	3,201
Other	744	1,032
Gross deferred tax assets	455,524	485,482
Valuation allowance	(25,902)	(25,628)
Total deferred tax assets	429,622	459,854
Deferred tax liabilities:
Operating lease liabilities	$(287,061)	$(308,299)
Property and equipment	(100,958)	(87,192)
Prepaid expenses	(2,988)	(2,215)
Goodwill	(1,996)	(2,045)
Other	(136)	(552)
2025 Notes	—	(15,384)
Total deferred tax liabilities	$(393,139)	$(415,687)
Total deferred tax assets, net	$36,483	$44,167

The change in net deferred tax assets was primarily due to a decrease in the net deferred tax asset of Operating lease ROU assets, Operating lease liabilities and Employee compensation and benefits, partially offset by a decrease in the deferred tax liability of the 2025 Notes.

As of January 28, 2023, the Company had deferred tax assets related to federal, state and foreign net operating loss carryovers of $15.0 million, $5.9 million and $6.7 million, respectively, that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers expire in future years and some have an indefinite carryforward period. Management believes it is more likely than not that a portion of state net operating loss and the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $2.7 have been recorded on the deferred tax assets related to a portion of the state net operating loss carryovers as of both January 28, 2023 and January 29, 2022. Further, valuation allowances of $6.7 million and $6.1 million have been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers as of January 28, 2023 and January 29, 2022, respectively. We also provided for valuation allowances of approximately $1.6 million related to other foreign deferred tax assets as of both January 28, 2023 and January 29, 2022.

The Company had foreign tax credit carryovers in the amount of $2.8 million and $3.0 million as of January 28, 2023 and January 29, 2022, respectively. The foreign tax credit carryovers begin to expire in Fiscal 2032 to the extent not utilized. Management believes it is more likely than not that a certain category of foreign tax credit carryover will not reduce future years’ tax liabilities. As such, valuation allowances of $1.0 million have been recorded on the deferred tax assets related to the foreign tax credit carryovers as of both January 28, 2023 and January 29, 2022.

The Company had state income tax credit carryforwards of $8.0 million (net of federal tax) and $7.5 million (net of federal tax) as of January 28, 2023 and January 29, 2022, respectively. These income tax credits can be utilized to offset future state income taxes, with the majority having a carryforward period of 16 years. They will begin to expire in Fiscal 2024. Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $1.5 million and $1.8 million have been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers as of January 28, 2023 and January 29, 2022, respectively.

The Company had United States federal and state capital loss carryforwards of $4.2 million as of both January 28, 2023 and January 29, 2022. Generally, the capital loss has a carryforward period of five years. The Company has recorded a valuation allowance of $4.2 million as of both January 28, 2023 and January 29, 2022, on the deferred tax asset attributable to these capital losses. The Company recorded deferred tax assets of $8.2 million as of both January 28, 2023 and January 29, 2022, for other long-term assets related to the acquisition of Quiet Logistics, Inc. and certain other strategic investments. Management believes it is more likely than not that these other long-term assets will not reduce future years’ tax liabilities. As such, valuation allowances of $8.2 million was recorded as of both January 28, 2023 and January 29, 2022 for the deferred tax asset attributable to these assets.

Significant components of the provision (benefit) for income taxes are as follows:

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Current:
Federal	$(986)	$107,493	$(59,080)
Foreign taxes	19,701	19,671	7,443
State	3,594	24,979	3,528
Total current	22,309	152,143	(48,109)
Deferred:
Federal	$26,758	$(12,637)	$(17,286)
Foreign taxes	(1,374)	(1,284)	(4,622)
State	5,665	1,071	(12,982)
Total deferred	31,049	(12,850)	(34,890)
Provision (Benefit) for income taxes	$53,358	$139,293	$(82,999)

As of January 28, 2023, the undistributed earnings of the Company’s foreign subsidiaries were approximately $119.6 million. The Company intends to permanently reinvest a portion of its earnings outside of the United States for the foreseeable future. On the remaining earnings, the Company has not recognized deferred tax expense because we expect any potential distribution to be made from previously taxed earnings, or qualify for the 100% dividends received deduction, along with negligible foreign withholding taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Unrecognized tax benefits, beginning of the year balance	$3,259	$2,563	$2,781
Increases in current period tax positions	681	251	602
Increases in tax positions of prior periods	—	688	1
Settlements	(454)	—	(450)
Lapse of statute of limitations	(277)	(93)	(289)
Decreases in tax positions of prior periods	(731)	(150)	(82)
Unrecognized tax benefits, end of the year balance	$2,478	$3,259	$2,563

As of January 28, 2023, the gross amount of unrecognized tax benefits was $2.5 million, of which $2.0 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of January 29, 2022 was $3.3 million, of which $2.6 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits decreased by $0.8 million during Fiscal 2022, increased by $0.7 million during Fiscal 2021, and decreased by $0.2 million during Fiscal 2020. Over the next 12 months, the Company believes it is reasonably possible that the unrecognized tax benefits could decrease by as much as $0.4 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheets were $0.8 million and $0.9 million as of January 28, 2023 and January 29, 2022, respectively. An immaterial amount of interest and penalties was recognized in the provision (benefit) for income taxes during Fiscal 2022, Fiscal 2021, and Fiscal 2020.

The Company and its subsidiaries file income tax returns in the United States federal and various state and foreign jurisdictions. The IRS has completed examinations through February 1, 2020. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before Fiscal 2016 (ended January 28, 2017). Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	For the Years Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	3.6	4.1	3.1
Foreign rate differential	0.9	0.6	0.3
International provisions of Tax Act	0.1	(0.5)	0.0
Rate differential on CARES Act NOL carryback	0.0	0.0	8.1
Valuation allowance changes, net	0.5	0.2	(2.6)
Non-deductible executive compensation	2.0	1.3	(2.1)
Change in unrecognized tax benefits	(0.1)	0.1	(0.1)
Share Based Payments	(0.2)	(0.8)	0.4
Note Exchanges	1.4	0.0	0.0
Other	0.7	(1.1)	0.3
	29.9%	24.9%	28.4%

The Company recorded income tax expense of $53.4 million (an effective tax rate of 29.9%) in Fiscal 2022, income tax expense of $139.3 million (an effective tax rate of 24.9%) in Fiscal 2021, and an income tax benefit of $83.0 million (an effective tax benefit rate of 28.4%) in Fiscal 2020.

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

Reportable segment information is presented in the following table:

(in thousands)	American Eagle	Aerie	Corporate and Other (1)	Total (2)
For the year ended January 28, 2023
Total net revenue	$3,262,893	$1,506,798	$220,142	$4,989,833
Operating income (Ioss)	$528,369	$163,915	$(445,237)	$247,047
Impairment and restructuring charges	$13,037	$3,552	$5,620	$22,209
Adjusted operating income (loss)	$541,406	$167,467	$(439,617)	$269,256
Depreciation and amortization	$66,820	$53,921	$86,157	$206,897
Capital expenditures	$85,033	$107,084	$68,261	$260,378

For the year ended January 29, 2022
Total net revenue	$3,555,706	$1,376,269	$78,810	$5,010,785
Operating income (Ioss)	$785,729	$212,287	$(406,951)	$591,065
Asset impairment	$10,231	$1,713	$—	$11,944
Adjusted operating income (loss)	$795,960	$214,000	$(406,951)	$603,009
Depreciation and amortization	$59,641	$33,834	$73,306	$166,781
Capital expenditures	$47,106	$80,062	$106,679	$233,847

For the year ended January 30, 2021
Total net revenue	$2,733,849	$989,989	$35,275	$3,759,113
Operating income (loss)	$93,029	$60,298	$(424,672)	$(271,345)
Impairment, restructuring and COVID-19 – related charges	$144,486	$52,849	$82,491	$279,826
Adjusted operating income (loss)	$237,515	$113,147	$(342,181)	$8,481
Depreciation and amortization	$63,019	$26,647	$72,736	$162,402
Capital expenditures	$36,606	$32,723	$58,646	$127,975

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
(2)
The difference between Operating income (loss) and Income (loss) before income taxes includes the following, which are not allocated to our reportable segments:
▪
For Fiscal 2022: interest expense, net of $14.3 million and other income, net of $10.5 million
▪
For Fiscal 2021: interest expense, net of $34.6 million and other income, net of $2.5 million
▪
For Fiscal 2020: interest expense, net of $24.6 million and other income, net of $3.7 million

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 96% of total net revenue.

The following tables present summarized geographical information.

	For the Years Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Total net revenue:
United States	$4,268,114	$4,336,806	$3,295,028
Foreign (1)	721,719	673,979	464,085
Total net revenue	$4,989,833	$5,010,785	$3,759,113

(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	January 28,	January 29,
(In thousands)	2023	2022
Long-lived assets, net:
United States	$2,050,459	$2,137,835
Foreign	177,535	157,575
Total long-lived assets, net	$2,227,994	$2,295,410

17. Impairment, Restructuring and COVID-19 – Related Charges

The following table represents impairment, restructuring and COVID-19 – related charges. All amounts were recorded within impairment, restructuring and COVID-19 – related charges on the Consolidated Statements of Operations, unless otherwise noted.

	For the years ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Long-lived asset impairment charges (1) (2) (3)	$20,633	$11,944	$249,163
Incremental COVID-19 – related expenses (4)	—	—	26,930
Severance and related employee costs	1,576	—	3,733
Total impairment, restructuring, and COVID-19 – related charges	$22,209	$11,944	$279,826

(1)
The Company recorded impairment charges of $20.6 million in Fiscal 2022, of which $13.1 million relates to operating lease store ROU assets and $4.0 million relates to store property and equipment (store fixtures and leasehold improvements), and $3.5 million of other assets.
(2)
The Company recorded impairment charges of $11.9 million in Fiscal 2021, of which $4.1 million relates to operating lease store ROU assets and $5.2 million relates to store property and equipment (store fixtures and leasehold improvements), and $2.6 million of other assets.
(3)
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
(4)
Incremental COVID-19 – related expenses consisting of personal protective equipment and supplies for our associates and customers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. (the “Management”), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Annual Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2023. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of January 28, 2023, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

March 13, 2023

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after January 28, 2023 and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

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

The applicable information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the caption “Compensation Committee Report” of the Proxy Statement, which information (which shall not be deemed to be “filed”) is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Part II Item 8, Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022

Consolidated Statements of Operations for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

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

3.2*	Amended and Restated Bylaws of American Eagle Outfitters, Inc.

4.1

Voting and Stockholder Agreement among Jay L. Schottenstein, Ann S. Deshe, Susan S. Diamond, and other parties thereto, dated as of September 16, 2011 (incorporated by reference to Exhibit 1 to Schedule 13D filed by Jay L. Schottenstein on October 3, 2011 (SEC File No. 005-49559))

4.2

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March

11, 2021 (SEC File No. 001-33338))

4.3

Indenture, dated as of April 27, 2020, between American Eagle Outfitters, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 28, 2020 (SEC File No. 001-33338))

4.4

Form of certificate representing the 3.75% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 28, 2020 (SEC File No. 001-33338))

4.5

Amendment and Restatement Agreement, dated as of June 24, 2022, between American Eagle Outfitters, Inc., American Eagle Outfitters Canada Corporation, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2022 (SEC File No. 001-3338))

10.1+

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

First Amendment to the Amended and Restated Credit Agreement, dated as of January 30, 2019, among American Eagle Outfitters, Inc. and certain of its subsidiaries as co-borrowers or grantors, each lender from time to time party thereto, and PNC Bank, National Association as administrative agent for the lenders and certain other parties and agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2020 (SEC File No. 001-33338))

10.3^

American Eagle Outfitters, Inc. Deferred Compensation Plan, Amended and Restated December 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2008 (SEC File No. 001-33338))

10.4^

American Eagle Outfitters, Inc. Director Deferred Compensation Plan, Amended and Restated January 28, 2021(incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 11, 2021 (SECFile No. 001-33338))

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

10.17^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

10.18^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

10.19^	American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference as Exhibit 99.1 to the Company’s Form S-8 filed on June 4, 2020 (SEC File No. 333-238942))

10.20^	American Eagle Outfitters, Inc. Annual Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on March 14, 2022 (SEC File No. 001-33338))

10.21^	Letter Agreement with Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.22^

Change in Control Agreement between American Eagle Outfitters, Inc. and Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.23^

Form of 2021 Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.24

Form of Exchange Agreement, dated June 3, 2022, by and between American Eagle Outfitters, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-3338))

10.25

Accelerated Share Repurchase Agreement, dated June 3, 2022, by and between American Eagle Outfitters, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-3338))

10.26

Form of Exchange Agreement, dated December 5, 2022, by and between American Eagle Outfitters, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2022 (SEC File No. 001.3338))

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

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, formatted as Inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022, (ii) Consolidated Statements of Operations for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, and (v) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, formatted in Inline XBRL and contained in Exhibit 101

- Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

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
Jay L. Schottenstein
Chief Executive Officer

Dated March 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2023.

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