Form 10-Q
period 2023-04-29
AMERICAN EAGLE OUTFITTERS INC
filed 2023-05-25
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 197,451,466 Common Shares were outstanding at May 22, 2023.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Any forward looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately 5 to 15 American Eagle stores and approximately 20 to 30 Aerie locations, including approximately 15 OFFLINETM stores, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2023;
•
the anticipated selection of approximately 15 to 30 American Eagle and Aerie stores in the U.S. and Canada for remodeling during Fiscal 2023;
•
the potential closure of approximately 20 to 40 American Eagle stores at the expiration of their lease terms, primarily in North America, during Fiscal 2023;
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
•
the impact of any global pandemic on general economic conditions; and
•
the ability of our distribution centers and stores to maintain adequate staffing to meet increased customer demand.

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
•
the risk that our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, armed conflicts, including the ongoing war in Ukraine, or other catastrophic events;
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
•
the risk that failure to define, launch and communicate a brand-relevant customer experience or otherwise achieve the desired results of our advertising initiatives could have a negative impact on our growth and profitability;
•
the risks that our efforts to execute on our key business priorities could have a negative impact on our growth and profitability;
•
the risk that our current international operations and efforts to further expand internationally expose us to risks inherent in operating in other countries;
•
the risk that failure to protect our reputation could have a material adverse effect on the value of our brands;
•
the risk that failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations;
•
the risks associated with our inability to implement and sustain adequate information technology systems;
•
the risk that the loss or disruption of information technology systems could affect our ability to implement our strategies and have a material adverse effect on our business;
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
•
the risk that telework measures may negatively impact our operations or increase our risk exposures;
•
the risks that our international merchandise sourcing strategy subjects us to, which could adversely impact our business and results of operations;
•
the risk that our product costs may be adversely affected by foreign trade issues, including import tariffs and other trade restrictions with China, increasing prices for raw materials due to inflationary pressures or otherwise, political instability, or for other reasons, which could impact our profitability;
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
•
the risk that failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations;
•
the possibility that our credit facilities may not be available for future borrowings;

•
the risks that our share repurchase program may not be successfully consummated, that it may not enhance shareholder value, or that share repurchases could be negatively perceived by investors;
•
the risk that we cannot provide assurance that we will pay dividends, or if paid, that dividend payments will be consistent with historical levels;
•
the risks associated with our substantial lease obligations, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•
the risk that our inability to successfully integrate Quiet Logistics, Inc.'s ("Quiet Logistics") business and operations may adversely affect the combined company's future results;
•
the risk that the integration of Quiet Logistics may result in significant accounting charges that adversely affect the results of the combined company;
•
the risk associated with our reliance on key personnel, the loss of whom could have a material adverse effect on our business;
•
the risks associated with the increases in labor costs, including wages, which could adversely impact our operational results, financial condition and results of operations;
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
•
the risk associated with changes in the regulatory or administrative landscape, which could adversely affect our financial condition and results of operations;
•
the risk that fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•
the risk that the unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition, and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	April 29,	January 28,	April 30,
(In thousands, except per share amounts)	2023	2023	2022
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,841	$170,209	$228,775
Merchandise inventory	624,851	585,083	682,100
Accounts receivable, net	259,074	242,386	230,469
Prepaid expenses and other	127,735	102,563	139,195
Total current assets	1,129,501	1,100,241	1,280,539
Operating lease right-of-use assets	1,053,938	1,086,999	1,210,169
Property and equipment, at cost, net of accumulated depreciation	762,433	781,514	745,165
Goodwill	264,896	264,945	271,398
Intangible assets, net	92,399	94,536	100,679
Non-current deferred income taxes	13,034	36,483	42,977
Other assets	57,693	56,238	50,591
Total assets	$3,373,894	$3,420,956	$3,701,518
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$212,318	$234,340	$236,376
Current portion of operating lease liabilities	321,430	337,258	317,844
Unredeemed gift cards and gift certificates	57,014	67,618	59,256
Accrued compensation and payroll taxes	43,550	51,912	34,469
Accrued income and other taxes	13,812	10,919	15,550
Other current liabilities and accrued expenses	68,313	66,901	73,984
Total current liabilities	716,437	768,948	737,479
Non-current liabilities:
Non-current operating lease liabilities	987,048	1,021,200	1,150,951
Long-term debt, net	30,225	8,911	405,807
Other non-current liabilities	21,168	22,734	24,275
Total non-current liabilities	1,038,441	1,052,845	1,581,033
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 197,450, 195,064, and 169,421 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	324,396	341,775	562,973
Accumulated other comprehensive loss	(26,777)	(32,630)	(40,315)
Retained earnings	2,130,108	2,137,126	2,224,113
Treasury stock, at cost, 52,116, 54,502, and 80,145 shares, respectively	(811,207)	(849,604)	(1,366,261)
Total stockholders’ equity	1,619,016	1,599,163	1,383,006
Total liabilities and stockholders’ equity	$3,373,894	$3,420,956	$3,701,518

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands, except per share amounts)	2023	2022
Total net revenue	$1,080,926	$1,055,037
Cost of sales, including certain buying, occupancy and warehousing expenses	667,747	667,011
Gross profit	413,179	388,026
Selling, general and administrative expenses	312,345	298,755
Impairment, restructuring and other charges	21,275	—
Depreciation and amortization expense	56,728	47,369
Operating income	22,831	41,902
Interest expense, net	690	4,588
Other income, net	(3,311)	(4,444)
Income before income taxes	25,452	41,758
Provision for income taxes	6,999	10,018
Net income	18,453	31,740

Basic net income per common share	$0.09	$0.19
Diluted net income per common share	$0.09	$0.16

Weighted average common shares outstanding - basic	194,487	168,460
Weighted average common shares outstanding - diluted	197,160	219,742

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Net income	$18,453	$31,740
Other comprehensive income:
Foreign currency translation adjustments	5,853	530
Other comprehensive income:	5,853	530
Comprehensive income	$24,306	$32,270

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	14,154	—	—	—	14,154
Repurchase of common stock from employees	(452)	—	—	—	(8,171)	—	(8,171)
Reissuance of treasury stock	1,174	—	(20,506)	819	20,016	—	329
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Net income	—	—	—	31,740	—	—	31,740
Other comprehensive income	—	—	—	—	—	530	530
Cash dividends declared and dividend equivalents ($0.18 per share)	—	—	656	(31,048)	—	—	(30,392)
Balance at April 30, 2022	169,421	$2,496	$562,973	$2,224,113	$(1,366,261)	$(40,315)	$1,383,006

Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	14,650	—	—	—	14,650
Repurchase of common stock from employees	(740)	—	—	—	(10,314)	—	(10,314)
Reissuance of treasury stock	2,027	—	(27,194)	(3,183)	31,603	—	1,226
Redemption of Convertible Senior Notes	1,099	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	—	18,453	—	—	18,453
Other comprehensive income	—	—	—	—	—	5,853	5,853
Cash dividends declared and dividend equivalents ($0.10 per share)	—	—	526	(20,151)	—	—	(19,625)
Contributions from non-controlling interests	—	—	920	—	—	—	920
Balance at April 29, 2023	197,450	$2,496	$324,396	$2,130,108	$(811,207)	$(26,777)	$1,619,016

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Operating activities:
Net income	$18,453	$31,740
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57,932	48,648
Share-based compensation	14,780	14,273
Deferred income taxes	23,448	16,574
Loss on impairment of assets	10,759	—
Changes in assets and liabilities:
Merchandise inventory	(43,070)	(128,879)
Operating lease assets	72,310	65,772
Operating lease liabilities	(88,777)	(79,233)
Other assets	(36,194)	35,005
Accounts payable	(22,106)	4,579
Accrued compensation and payroll taxes	(8,404)	(107,410)
Accrued and other liabilities	(7,347)	(9,316)
Net cash used for operating activities	(8,216)	(108,247)
Investing activities:
Capital expenditures for property and equipment	(45,857)	(58,394)
Other investing activities	(163)	(266)
Net cash used for investing activities	(46,020)	(58,660)
Financing activities:
Repurchase of common stock from employees	(10,314)	(8,171)
Proceeds from revolving line of credit	30,000	—
Net proceeds from stock options exercised	1,095	425
Cash dividends paid	(19,625)	(30,392)
Other financing activities	752	(217)
Net cash provided by (used for) financing activities	1,908	(38,355)
Effect of exchange rates changes on cash	(40)	(733)
Net change in cash and cash equivalents	(52,368)	(205,995)
Cash and cash equivalents - beginning of period	170,209	434,770
Cash and cash equivalents - end of period	$117,841	$228,775

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company", “we”, and “our”), a Delaware corporation, at April 29, 2023 and April 30, 2022 and for the 13 week periods ended April 29, 2023 and April 30, 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023 (the “Fiscal 2022 Form 10-K”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and more than 200 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, Hong Kong and Japan. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to approximately 80 countries worldwide.

Quiet Platforms is a logistics company that operates a network of in-market fulfillment centers, locating products closer to need, creating inventory efficiencies, cost benefits and affordable same-day and next-day delivery options for customers and stores to help us manage costs and improve service.

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

COVID-19 Pandemic

Impacts related to the COVID-19 pandemic have been significantly negative for the retail industry, our Company, our customers, and our associates. The impacts of the COVID-19 pandemic on our business are discussed in further detail within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interests are included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At April 29, 2023, the Company operated in two reportable segments, American Eagle and Aerie.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $5.9 million is included in accumulated other comprehensive income for the 13 week period ended April 29, 2023, primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of April 29, 2023, the weighted average remaining useful life of our assets was approximately six years.

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

During the 13 weeks ended April 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. No long-lived asset impairment charges were recorded during the 13 weeks ended April 30, 2022. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of Quiet Logistics, in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. As a result of the Company's annual goodwill impairment test as of January 28, 2023, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 weeks ended April 29, 2023 and April 30, 2022.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended April 29, 2023 or April 30, 2022.

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

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on gift card breakage, determined through historical redemption trends. Revenue on unredeemed gift cards, based on an estimate of the amounts that will not be redeemed ("gift card breakage"), is recorded in proportion to actual gift cards redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended April 29, 2023 and April 30, 2022, the Company recorded approximately $2.3 million and $2.7 million, respectively, of revenue related to gift card breakage.

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

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”), Quiet Platforms costs to service its customers and buying, occupancy and warehousing costs and services.

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

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the Company’s 2025 Notes and borrowings under our five-year, syndicated, asset-based revolving credit facilities, partially offset by interest income from cash and cash equivalents.

Other Income, Net

Other income, net consists primarily of foreign currency fluctuations and changes in other non-operating items. Non-controlling interest was not material for any period presented and is included within other income, net.

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

3. Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and cash equivalents, which are recorded in the Consolidated Balance Sheets:

(In thousands)	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents:
Cash	$117,457	$84,960	$145,173
Interest bearing deposits	384	85,249	83,602
Total cash and cash equivalents	$117,841	$170,209	$228,775

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

	Fair Value Measurements at April 29, 2023
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$117,457	$117,457	$—	$—
Interest bearing deposits	384	384	—	—
Total cash and cash equivalents	$117,841	$117,841	$—	$—

Long-Term Debt

As of April 29, 2023, the fair value of the Company's $30.0 million in outstanding borrowings under its Credit Facility approximated the carrying value. As of April 30, 2022, the Company had no outstanding borrowings under its previous credit agreement.

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes. As of April 29, 2023, the Company's 2025 Notes have been fully redeemed. The fair value of the Company's 2025 Notes was not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. During the 13 weeks ended April 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. There were no asset impairment charges recorded during the 13 weeks ended April 30, 2022. Refer to Note 13 to the Consolidated Financial Statements for additional information on impairment, restructuring and other charges.

The fair value of the Company's ROU assets was based upon market rent assumptions.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of January 28, 2023. As a result of the Company's annual goodwill impairment test, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 weeks ended April 29, 2023 and April 30, 2022.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	April 29, 2023	April 30, 2022
Numerator:
Net income and numerator for basic EPS	$18,453	$31,740
Add: Interest expense, net of tax, related to the 2025 Notes (1)	58	3,369
Numerator for diluted EPS	$18,511	$35,109

Denominator:
Denominator for basic EPS - weighted average shares	194,487	168,460
Add: Dilutive effect of the 2025 Notes (1)	834	48,574
Add: Dilutive effect of stock options and non-vested restricted stock	1,839	2,708
Denominator for diluted EPS - adjusted weighted average shares	197,160	219,742
Anti-dilutive shares (2)	2,072	1,098

(1)
During the 13 weeks ended April 30, 2022, the Company adopted ASU 2020-06. The Company utilizes the "if-converted" method of calculated diluted EPS. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.
(2)
For both periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

6. Property and Equipment

Property and equipment consists of the following:

	April 29,	January 28,	April 30,
(In thousands)	2023	2023	2022
Property and equipment, at cost	$2,723,188	$2,707,061	$2,537,427
Less: Accumulated depreciation and impairment	(1,960,755)	(1,925,547)	(1,792,262)
Property and equipment, net	$762,433	$781,514	$745,165

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	April 29,	January 28,	April 30,
(In thousands)	2023	2023	2022
Goodwill, gross	$269,092	$269,141	$275,594
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$264,896	$264,945	$271,398

(1)
Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	April 29,	January 28,	April 30,
(In thousands)	2023	2023	2022
Intangible assets, at cost	$146,379	$146,228	$145,505
Accumulated amortization	(53,980)	(51,692)	(44,826)
Intangible assets, net	$92,399	$94,536	$100,679

8. Long-Term Debt, Net

Our long-term debt consisted of the following at April 29, 2023, January 28, 2023, and April 30, 2022:

(In thousands)	April 29, 2023	January 28, 2023	April 30, 2022
2025 Notes principal	$—	$8,791	$412,025
Less: unamortized discount	—	105	6,218
2025 Notes, net	—	$8,686	$405,807
Credit Facility borrowings	30,000	—	—

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes have a stated interest rate of 3.75%, payable semi-annually. The Company redeemed the 2025 Notes during the 13 weeks ended April 29, 2023. The Company used the net proceeds from the issuance for general corporate purposes.

The Company does not have the right to redeem the 2025 Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the fortieth scheduled trading day immediately preceding the maturity date, the Company may redeem all or any portion of the 2025 Notes, at its option, for cash, if the last reported sale price of AEO's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

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

In December 2022, the Company exchanged $60.8 million in aggregate principal amount of the 2025 Notes for shares of the Company's common stock, plus payment of accrued and unpaid interest. The Company issued approximately 7.6 million shares of the Company's common stock with a carrying value of $60.4 million. In connection with these transactions, the Company recognized a pre-tax inducement charge of approximately $4.7 million during the 13 weeks ended January 28, 2023, which was recorded within debt-related charges on the Consolidated Statements of Operations.

Early Redemption

On February 10, 2023, the Company issued a notice of optional redemption for all of its remaining outstanding 2025 Notes, notifying holders that, among other things, it has elected to exercise its right to redeem any and all of the outstanding 2025 Notes on April 17, 2023 (the "Early Redemption"). Subsequent to this notice, and prior to April 17, 2023, the 2025 Note holders redeemed a total of $8.8 million aggregate principal amount for a combined 1.1 million shares of the Company's common stock.

Following the Note Exchanges and Early Redemption, the aggregate principal amount of the 2025 Notes had been fully redeemed at April 29, 2023.

Interest expense for the 2025 Notes was:

	13 Weeks Ended
(In thousands)	April 29, 2023	April 30, 2022
Accrued interest for interest payments	$70	$3,906
Amortization of discount	10	527
Total interest expense	$80	$4,433

Refer to Note 2 and Note 5 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.

Revolving Credit Facility

In June 2022, the Company entered into an amended and restated Credit Agreement. The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations. The Credit Facility expires on June 24, 2027. Before amendment and restatement, the Company's previous credit agreement provided senior secured asset-based revolving credit for loans and letters of credit up to $400 million and was scheduled to expire on January 30, 2024.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of April 29, 2023, the Company was in compliance with the terms of the Credit Agreement and had $30.0 million in outstanding borrowings and $7.7 million outstanding in stand-by letters of credit. No loans were outstanding under the Credit Agreement as of April 30, 2022.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during the 13 weeks ended April 29, 2023 was 5.8%. The total interest expense related to the Credit Facility borrowings for the 13 weeks ended April 29, 2023 was $0.6 million. There was no interest expense related to the Credit Facility borrowings for the 13 weeks ended April 30, 2022.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended April 29, 2023 and April 30, 2022 was $14.8 million ($10.7 million, net of tax) and $14.3 million ($10.8 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards, which vest over the requisite service period of the award or at an employee’s eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 13 weeks ended April 29, 2023 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2023	3,950	$17.01
Granted	1,051	$13.17
Exercised	(70)	$15.72
Cancelled	(88)	$19.06
Outstanding - April 29, 2023	4,843	$16.16	4.5	3,912
Vested and expected to vest - April 29, 2023	3,789	$16.42	3.1	395
Exercisable - April 29, 2023 (1)	1,012	$9.95	4.0	3,481

(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on April 29, 2023.

As of April 29, 2023, there was $10.4 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended
	April 29,	April 30,
Black-Scholes Option Valuation Assumptions	2023	2022
Risk-free interest rate (1)	3.4%	2.5%
Dividend yield	2.8%	3.8%
Volatility factor (2)	55.7%	52.2%
Weighted-average expected term (3)	4.5 years	4.5 years

(1)
Based on the United States Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(2)
Based on historical volatility of the Company’s common stock.
(3)
Represents the period of time options are expected to be outstanding. The weighted-average expected option terms were determined based on historical experience.

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	April 29, 2023		April 29, 2023
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - January 28, 2023	2,749	$17.00	1,574	$20.11
Granted	1,806	$13.09	912	$14.81
Vested	(1,528)	$14.89	(421)	$15.95
Cancelled	(128)	$15.75	(59)	$24.66
Non-vested - April 29, 2023	2,899	$15.73	2,006	$18.44

As of April 29, 2023, there was $42.4 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.4 years. There is $10.5 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.5 years.

As of April 29, 2023, the Company had 1.5 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended April 29, 2023 was 27.5% compared to 24.0% for the 13 weeks ended April 30, 2022. The change in the effective tax rate, as compared to the prior period, is primarily due to the increase in non-deductible executive compensation, tax expense associated with share based payments offset by changes in unrecognized tax benefits.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits decreased by approximately $0.8 million during the 13 weeks ended April 29, 2023 due to income tax settlements. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $1.1 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income (loss), or the operating income (loss) in periods where there are no adjustments, of each segment. Adjusted operating income (loss) is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment, restructuring and other charges. Adjusted operating income (loss) is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. Adjusted operating income (loss) on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income (loss) as presented on the Consolidated Financial Statements.

Reportable segment information is presented in the following table:

(In thousands)	American Eagle	Aerie	Corporate and Other(1)	Total(2)
13 weeks ended April 29, 2023
Total net revenue	$671,092	$359,082	$50,752	$1,080,926
Operating income (loss)	$107,167	$56,604	$(140,940)	$22,831
Impairment, restructuring and other charges	$—	$—	$21,275	$21,275
Adjusted operating income (loss)	$107,167	$56,604	$(119,665)	$44,106
Capital expenditures	$14,943	$11,188	$19,726	$45,857

13 weeks ended April 30, 2022
Total net revenue	$685,579	$321,712	$47,746	$1,055,037
Operating income (loss)	$103,905	$43,073	$(105,076)	$41,902
Capital expenditures	$15,770	$31,015	$11,609	$58,394

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
(2)
The difference between Operating income (loss) and Income before income taxes includes the following, which are not allocated to our reportable segments:
•
For the 13 weeks ended April 29, 2023: interest expense, net of $0.7 million and other income, net of $3.3 million.
•
For the 13 weeks ended April 30, 2022: interest expense, net of $4.6 million and other income, net of $4.4 million.

We do not allocate assets at the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

The following table presents summarized geographical information:

	13 Weeks Ended
(In thousands)	April 29, 2023	April 30, 2022
Total net revenue:
United States	$914,391	$908,166
Foreign (1)	166,535	146,871
Total net revenue	$1,080,926	$1,055,037
(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

13. Impairment, Restructuring and Other Charges

The following table represents impairment, restructuring and other charges related to Quiet Platforms as the Company repositions for improved profitability. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations. There were no impairment, restructuring and other charges recorded for the 13 weeks ended April 30, 2022.

13 Weeks Ended
April 29,
(In thousands)	2023
Long-lived asset impairment charges	$10,759
Employee related costs	5,592
Other commercial related charges	4,924
Total impairment, restructuring and other charges	$21,275

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2022 which can be found in our Fiscal 2022 Form 10-K.

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
Current Trends and Outlook

Discussion of trends and uncertainties facing the Company, including those related to inflation, recent acquisitions and the Company's long-term plans for growth. In addition, this section also provides a summary of the Company's performance for the 13 weeks ended April 29, 2023 and the 13 weeks ended April 30, 2022.

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

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for the 13 weeks ended April 29, 2023 and the 13 weeks ended April 30, 2022.
Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for the 13 weeks ended April 29, 2023 and the 13 weeks ended April 30, 2022.
Critical Accounting Estimates

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

Gross profit — Gross profit measures whether we are optimizing the profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs, Quiet Platforms costs to service its customers and buying, occupancy and warehousing costs and services. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

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

Current Trends and Outlook

Inflation

During Fiscal 2022 and the 13 weeks ended April 29, 2023, our quarterly results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more extensive expense and capital expenditure reductions. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of our Fiscal 2022 Form 10-K.

COVID-19

Past and future impacts of the COVID-19 pandemic may disrupt the operations of our partners, suppliers, and vendors, which could lead to or exacerbate existing supply chain disruptions, shipping delays, freight cost increases, and labor shortages. We are monitoring ongoing developments, and we will take further actions that we believe are in the best interests of our associates and customers, as needed. For further information about the risks associated with the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of our Fiscal 2022 Form 10-K.

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

13 Weeks Ended
April 29, 2023
Net income per diluted share - GAAP Basis	$0.09
Add: Impairment, restructuring and other charges (1)	0.08
Net income per diluted share - Adjusted or Non-GAAP Basis	$0.17

(1) $21.3 million of pre-tax impairment, restructuring and other charges related to Quiet Platforms as the Company repositions for improved profitability, including $10.8 million of long-lived asset impairment charges, $5.6 million of employee related costs, and $4.9 million of other commercial related charges.

Results of Operations

Overview

We entered 2023 with a cautious plan, balancing continued optimism for our brands with the flexibility to navigate uncertainty in the macroeconomic environment. This strategy delivered for us through the first quarter and we achieved results in line to our plan. With ongoing macro economic challenges, we are maintaining a clear focus on inventory discipline, cost savings and efficiencies across the business. Looking forward, our priority is to rebuild operating margins while also seeking opportunities for profitable growth and to deliver more consistent shareholder returns.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	April 29,	April 30,
	2023	2022
Total net revenue	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	61.8	63.2
Gross profit	38.2	36.8
Selling, general and administrative expenses	28.9	28.3
Impairment, restructuring and other charges	2.0	0.0
Depreciation and amortization expense	5.2	4.5
Operating income	2.1	4.0
Interest expense, net	0.1	0.4
Other income, net	(0.3)	(0.4)
Income before income taxes	2.3	4.0
Provision for income taxes	0.6	1.0
Net income	1.7%	3.0%

The following table shows our consolidated store data:

	13 Weeks Ended
	April 29,	April 30,
	2023	2022
Number of stores:
Beginning of period	1,175	1,133
Opened	7	19
Closed	(2)	(11)
End of period	1,180	1,141
Total gross square feet at end of period (in '000)	7,273	6,975
International licensed/franchise stores at end of period (1)	280	258

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of April 29, 2023, we operated 867 American Eagle retail stores, which includes 186 Aerie side-by-side locations, five locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and two OFFLINE™ side-by-side locations, 297 Aerie stand-alone stores (including 34 OFFLINE™ stand-alone stores and 29 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were eleven Todd Snyder stand-alone locations and five Unsubscribed locations.

Comparison of the 13 weeks ended April 29, 2023 to the 13 weeks ended April 30, 2022

Total Net Revenue

Total net revenue increased 2%, or $25.9 million, to $1.081 billion compared to $1.055 billion last year.

American Eagle

Total net revenue for the 13 weeks ended April 29, 2023 for the American Eagle brand was $671.1 million compared to $685.6 million for the 13 weeks ended April 30, 2022. For the 13 weeks ended April 29, 2023, total comparable sales decreased 4% compared to a 7% decrease for the 13 weeks ended April 30, 2022.

Aerie

Total net revenue for the 13 weeks ended April 29, 2023 for the Aerie brand was $359.1 million compared to $321.7 million for the 13 weeks ended April 30, 2022. For the 13 weeks ended April 29, 2023, total comparable sales increased 2% compared to a 2% decrease for the 13 weeks ended April 30, 2022.

Gross Profit

Gross profit increased $25.2 million to $413.2 million compared to $388.0 million last year. Our gross margin percentage increased to 38.2% of revenue from 36.8% of revenue last year. The increase was driven by lower inbound transportation costs with a partial offset from higher markdowns. Compensation and delivery costs also decreased offset by rent related to new store openings.

There was $5.9 million and $5.4 million of share-based payment expense included in gross profit for the periods ended April 29, 2023 and April 30, 2022, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 5% or $13.6 million to $312.3 million from $298.8 million last year. As a percentage of total net revenue, SG&A expenses increased 60 basis points to 28.9%, compared to 28.3% last year. The increase in expenses was primarily related to increased corporate compensation, incentives and other expenses, offset by lower store compensation and professional service expenses.

There was $8.9 million of share-based payment expense included in SG&A expenses for both periods ended April 29, 2023 and April 30, 2022, comprised of both time and performance-based awards.

Impairment, Restructuring and Other Charges

During the 13 weeks ended April 29, 2023, the Company recorded $21.3 million of impairment, restructuring and other charges related to Quiet Platforms as the company repositions for improved profitability, including $10.8 million of long-lived asset impairment charges, $5.6 million of employee related costs, and $4.9 million of other commercial related charges. There was no impairment, restructuring and other charges for the 13 weeks ended April 30, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 20% or $9.3 million, to $56.7 million for the 13 weeks ended April 29, 2023, compared to $47.4 million for the 13 weeks ended April 30, 2022, which was primarily driven by investments in new stores. As a percentage of total net revenue, depreciation and amortization expense was 5.2% for the 13 weeks ended April 29, 2023 compared to 4.5% for the 13 weeks ended April 30, 2022.

Interest Expense, net

Interest expense decreased $3.9 million, to $0.7 million, for the 13 weeks ended April 29, 2023, compared to $4.6 million for the 13 weeks ended April 30, 2022. The decrease was primarily attributable to lower interest expense on the 2025 Notes from the Note Exchanges and Early Redemption.

Other Income, net

Other income, net was $3.3 million for the 13 weeks ended April 29, 2023, compared to $4.4 million for the 13 weeks ended April 30, 2022. The decrease was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended April 29, 2023 was 27.5% compared to 24.0% for the 13 weeks ended April 30, 2022. The change in the effective tax rate, as compared to the prior period, is primarily due to the increase in non-deductible executive compensation, tax expense associated with share-based payments offset by changes in unrecognized tax benefits.

Net Income

Net income decreased $13.3 million, to $18.5 million for the 13 weeks ended April 29, 2023, or 1.7% as a percentage of total net revenue, compared to $31.7 million, or 3.0% as a percentage of total net revenue for the 13 weeks ended April 30, 2022.

Net income per share decreased to $0.09 per diluted share for the 13 weeks ended April 29, 2023, which included $21.3 million ($0.08 per diluted share) of pre-tax impairment, restructuring and other charges. Net income per diluted share for the 13 weeks ended April 30, 2022 was $0.16 per diluted share. The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of April 29, 2023, our international licensing partners operated in 280 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of April 29, 2023, we had 105 company-owned stores in Canada, 75 in Mexico, 18 in Hong Kong, seven in Puerto Rico and three in Japan.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of April 29, 2023, we had borrowings under the Credit Facility of $30.0 million. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025. As of April 29, 2023, the Company's 2025 Notes have been fully redeemed. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding our long-term debt.

As of April 29, 2023, we had approximately $117.8 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	April 29, 2023	January 28, 2023	April 30, 2022
Working Capital (in thousands)	$413,064	$331,293	$543,060
Current Ratio	1.58	1.43	1.74

Working capital increased $81.8 million compared to January 28, 2023 and decreased $130.0 million compared to last year. The $130.0 million decrease in our working capital compared to April 30, 2022, is driven by a $110.9 million decrease in cash and cash equivalents, a $57.2 million decrease in merchandise inventory, partially offset by a $28.6 million increase in accounts receivable and a $24.1 million decrease in accounts payable.

Cash Flows Used for Operating Activities

Net cash used for operating activities totaled $8.2 million for the 13 weeks ended April 29, 2023, compared to net cash used for operating activities of $108.2 million for the 13 weeks ended April 30, 2022. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Net cash used for investing activities totaled $46.0 million for the 13 weeks ended April 29, 2023, compared to net cash used for investing activities of $58.7 million for the 13 weeks ended April 30, 2022. Investing activities for the 13 weeks ended April 29, 2023 and April 30, 2022 primarily consisted of $45.9 million and $58.4 million, respectively, of capital expenditures for property and equipment.

Cash Flows Provided by (Used for) Financing Activities

Net cash provided by financing activities totaled $1.9 million for the 13 weeks ended April 29, 2023, compared to net cash used for financing activities of $38.4 million for the 13 weeks ended April 30, 2022. Cash provided by financing activities for the 13 weeks ended April 29, 2023 consisted primarily of $30.0 million of proceeds from borrowings under our Credit Facility, partially offset by $19.6 million for cash dividends paid at a quarterly rate of $0.10 and $10.3 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments.

Cash used for financing activities for the 13 weeks ended April 30, 2022 consisted primarily of $30.4 million for cash dividends paid at a quarterly rate of $0.18 per share and $8.2 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments.

Revolving Credit Facility

In June 2022, we entered into an amended and restated Credit Agreement, which provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations. The Credit Facility expires on June 24, 2027. Before amendment and restatement, the Company's previous credit agreement provided senior secured asset-based revolving credit for loans and letters of credit up to $400 million and was scheduled to expire on January 30, 2024.

All obligations under the Credit Facility are unconditionally guaranteed by certain subsidiaries. The obligations under the Credit Agreement are secured by certain assets of the Company and certain subsidiaries.

As of April 29, 2023, the Company was in compliance with the terms of the Credit Agreement and had $30.0 million in borrowings and $7.7 million outstanding in stand-by letters of credit. No loans were outstanding under the previous credit agreement as of April 30, 2022.

Capital Expenditures for Property and Equipment

Capital expenditures for the 13 weeks ended April 29, 2023 were $45.9 million, and included $21.6 million related to investments in our stores, including seven new stores (four American Eagle stores, two combined Aerie stand-alone stores and OFFLINE™ stand-alone stores, and one Todd Snyder store), and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($17.2 million), Quiet Platforms ($5.7 million), our supply chain infrastructure ($0.9 million), and other home office projects ($0.5 million).

For Fiscal 2023, we expect capital expenditures to be in the range of approximately $150 million to $175 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth, and investments in e-commerce, as well as to support and enhance our supply chain and Quiet Platforms. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

Share Repurchases

During Fiscal 2019, our Board of Directors (“Board”) authorized the repurchase of 30.0 million shares under a share repurchase program.

During the 13 weeks ended April 29, 2023, we did not repurchase any shares under our publicly announced share repurchase program. As of April 29, 2023, our total remaining share repurchase authorization was 13.0 million shares.

During the 13 weeks ended April 29, 2023 and April 30, 2022, we repurchased approximately 0.7 million and 0.5 million shares, respectively, from certain employees at market prices totaling $10.3 million and $8.2 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended April 29, 2023, our Board declared a quarterly cash dividend of $0.10 per share on February 28, 2023, which was paid on April 21, 2023.

The Company maintains the right to defer the record and payment dates of any declared dividends, depending upon, among other factors, business performance and the macroeconomic environment. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes in United States taxation, and other relevant factors.

Critical Accounting Estimates

Our critical accounting policies and estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 28, 2023 contained in our Fiscal 2022 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report. The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $5.9 million is included in accumulated other comprehensive income during the 13 weeks ended April 29, 2023. Our market risk profile as of January 28, 2023 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2022 Form 10-K, which is unchanged as of April 29, 2023.

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

In connection with the preparation of this Quarterly Report, as of April 29, 2023, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part I, Item 1A of our Fiscal 2022 Form 10-K. There have been no material changes to our risk factors as disclosed in the Fiscal 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended April 29, 2023:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (January 29, 2023 through February 25, 2023)	155,569	$16.25	—	12,977,130
Month #2 (February 26, 2023 through April 1, 2023)	504,683	$13.24	—	12,977,130
Month #3 (April 2, 2023 through April 29, 2023)	80,177	$13.68	—	12,977,130
Total	740,429	$13.92	—	12,977,130

(1)
There were no shares repurchased as part of our publicly announced share repurchase program and there were 0.7 million shares repurchased for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended April 29, 2023.
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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of April 29, 2023, January 28, 2023 and April 30, 2022, (ii) Consolidated Statements of Operations for the 13 weeks ended April 29, 2023 and April 30, 2022, (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended April 29, 2023 and April 30, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the 13 weeks ended April 29, 2023 and April 30, 2022, and (v) Consolidated Statements of Cash Flows for the 13 weeks ended April 29, 2023 and April 30, 2022

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 25, 2023

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)