Form 10-Q
period 2023-07-29
AMERICAN EAGLE OUTFITTERS INC
filed 2023-09-06
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 197,483,532 shares of Common Stock were outstanding at September 1, 2023.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the Securities and Exchange Commission (the "SEC") on March 13, 2023 (the "Fiscal 2022 Form 10-K") that may not be in the control of management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately five to 15 American Eagle stores and approximately 20 to 30 Aerie locations, including approximately 15 OFFLINETM stores, which will be a mix of stand-alone and Aerie side-by-side locations, during Fiscal 2023;
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
•
the risk that recent inflationary pressures could have a material adverse effect on demand based on pricing actions and operating measures taken to mitigate the impact of inflation;
•
the risk that seasonality may cause sales to fluctuate in a manner inconsistent with our expectations and negatively impact our results of operations;
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
•
the risk that adverse public health developments have had, and may continue to have, an adverse effect on our business and results of operations;
•
the risks associated with climate change and other corporate responsibility issues, and legislative and regulatory responses to climate change, which may adversely impact our business;
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
•
the risks related to our electronic processing of sensitive and confidential personal and business data. If such data is lost or disclosed in an unauthorized manner, or if we or our third-party vendors are subject to cyberattacks, data breaches, other security incidents, or disruption of information technology systems or software, such events could expose us to regulatory action or investigation, liability, damage our reputation, and have a material adverse effect on our business;
•
the risk that remote working measures may negatively impact our operations or increase our risk exposures;
•
the risks that our international merchandise sourcing strategy subjects us to, which could adversely impact our business and results of operations;
•
the risk that our product costs may be adversely affected by foreign trade issues, including import tariffs and other trade restrictions with China, currency rate fluctuations, increasing prices for raw materials due to inflationary pressures or otherwise, political instability, or for other reasons, which could impact our profitability;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	July 29,	January 28,	July 30,
(In thousands, except per share amounts)	2023	2023	2022
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,315	$170,209	$98,214
Merchandise inventory	636,972	585,083	687,046
Accounts receivable, net	271,333	242,386	220,803
Prepaid expenses and other	117,871	102,563	171,326
Total current assets	1,201,491	1,100,241	1,177,389
Operating lease right-of-use assets	1,038,505	1,086,999	1,210,285
Property and equipment, at cost, net of accumulated depreciation	758,736	781,514	775,969
Goodwill	264,964	264,945	271,406
Intangible assets, net	90,312	94,536	98,651
Non-current deferred income taxes	21,990	36,483	37,017
Other assets	55,909	56,238	58,500
Total assets	$3,431,907	$3,420,956	$3,629,217
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$238,660	$234,340	$198,645
Current portion of operating lease liabilities	309,517	337,258	328,348
Unredeemed gift cards and gift certificates	51,156	67,618	51,111
Accrued compensation and payroll taxes	74,509	51,912	50,788
Accrued income and other taxes	17,372	10,919	16,708
Other current liabilities and accrued expenses	71,262	66,901	72,461
Total current liabilities	762,476	768,948	718,061
Non-current liabilities:
Non-current operating lease liabilities	970,862	1,021,200	1,137,656
Long-term debt, net	3,225	8,911	376,522
Other non-current liabilities	22,345	22,734	24,055
Total non-current liabilities	996,432	1,052,845	1,538,233
Commitments and contingencies	-	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	-	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 197,481, 195,064, and 187,312 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	334,447	341,775	380,959
Accumulated other comprehensive loss	(11,566)	(32,630)	(40,017)
Retained earnings	2,158,294	2,137,126	2,000,021
Treasury stock, at cost, 52,085, 54,502, and 62,254 shares, respectively	(810,672)	(849,604)	(970,536)
Total stockholders’ equity	1,672,999	1,599,163	1,372,923
Total liabilities and stockholders’ equity	$3,431,907	$3,420,956	$3,629,217

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Total net revenue	$1,200,879	$1,198,124	$2,281,805	$2,253,161
Cost of sales, including certain buying, occupancy and warehousing expenses	747,863	828,107	1,415,610	1,495,118
Gross profit	453,016	370,017	866,195	758,043
Selling, general and administrative expenses	331,872	307,832	644,217	606,587
Impairment, restructuring and other charges	—	—	21,275	—
Depreciation and amortization expense	55,854	48,171	112,582	95,540
Operating income	65,290	14,014	88,121	55,916
Debt related charges	—	60,066	—	60,066
Interest expense, net	951	3,421	1,642	8,009
Other income, net	(2,150)	(1,839)	(5,461)	(6,283)
Income (loss) before income taxes	66,489	(47,634)	91,940	(5,876)
Provision (benefit) for income taxes	17,919	(5,168)	24,918	4,850
Net income (loss)	$48,570	$(42,466)	$67,022	$(10,726)

Basic net income (loss) per common share	$0.25	$(0.24)	$0.34	$(0.06)
Diluted net income (loss) per common share	$0.25	$(0.24)	$0.34	$(0.06)

Weighted average common shares outstanding - basic	195,329	180,189	195,214	174,544
Weighted average common shares outstanding - diluted	196,103	180,189	196,822	174,544

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$48,570	$(42,466)	$67,022	$(10,726)
Other comprehensive income:
Foreign currency translation adjustments	15,211	298	21,064	828
Other comprehensive income:	15,211	298	21,064	828
Comprehensive income (loss)	$63,781	$(42,168)	$88,086	$(9,898)

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended July 29, 2023 and July 30, 2022

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at April 30, 2022	169,421	$2,496	$562,973	$2,224,113	$(1,366,261)	$(40,315)	$1,383,006
Stock awards	—	—	8,504	—	—	—	8,504
Repurchase of common stock from employees	(113)	—	—	—	(1,408)	—	(1,408)
Reissuance of treasury stock	348	—	(3,452)	(1,915)	5,955	—	588
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	34,679	—	(187,894)	(144,507)	591,178	—	258,777
Net loss	—	—	—	(42,466)	—	—	(42,466)
Other comprehensive income	—	—	—	—	—	298	298
Cash dividends declared and dividend equivalents ($0.18 per share)	—	—	828	(35,204)	—	—	(34,376)
Balance at July 30, 2022	187,312	$2,496	$380,959	$2,000,021	$(970,536)	$(40,017)	$1,372,923

Balance at April 29, 2023	197,450	$2,496	$324,396	$2,130,108	$(811,207)	$(26,777)	$1,619,016
Stock awards	—	—	10,334	—	—	—	10,334
Repurchase of common stock from employees	(8)	—	—	—	(83)	—	(83)
Reissuance of treasury stock	39	—	(287)	(148)	618	—	183
Net income	—	—	—	48,570	—	—	48,570
Other comprehensive income	—	—	—	—	—	15,211	15,211
Cash dividends declared and dividend equivalents ($0.10 per share)	—	—	490	(20,236)	—	—	(19,746)
Contributions from non-controlling interests	—	—	(486)	—	—	—	(486)
Balance at July 29, 2023	197,481	$2,496	$334,447	$2,158,294	$(810,672)	$(11,566)	$1,672,999

26 Weeks Ended July 29, 2023 and July 30, 2022

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	22,658	—	—	—	22,658
Repurchase of common stock from employees	(566)	—	—	—	(9,579)	—	(9,579)
Reissuance of treasury stock	1,523	—	(23,958)	(1,097)	25,971	—	916
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	34,679	—	(187,894)	(144,507)	591,178	—	258,777
Net loss	—	—	—	(10,726)	—	—	(10,726)
Other comprehensive income	—	—	—	—	—	828	828
Cash dividends declared and dividend equivalents ($0.36 per share)	—	—	1,484	(66,251)	—	—	(64,767)
Balance at July 30, 2022	187,312	$2,496	$380,959	$2,000,021	$(970,536)	$(40,017)	$1,372,923

Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	24,984	—	—	—	24,984
Repurchase of common stock from employees	(748)	—	—	—	(10,396)	—	(10,396)
Reissuance of treasury stock	2,066	—	(27,481)	(3,330)	32,220	—	1,409
Redemption of Convertible Senior Notes	1,099	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	—	67,022	—	—	67,022
Other comprehensive income	—	—	—	—	—	21,064	21,064
Cash dividends declared and dividend equivalents ($0.20 per share)	—	—	1,016	(40,387)	—	—	(39,371)
Contributions from non-controlling interests	—	—	434	—	—	—	434
Balance at July 29, 2023	197,481	$2,496	$334,447	$2,158,294	$(810,672)	$(11,566)	$1,672,999

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	July 29,	July 30,
(In thousands)	2023	2022
Operating activities:
Net income (loss)	$67,022	$(10,726)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	115,296	98,057
Share-based compensation	25,355	22,946
Deferred income taxes	14,492	22,533
Loss on impairment of assets	10,759	—
Loss on exchange of Convertible Senior Notes	—	55,687
Changes in assets and liabilities:
Merchandise inventory	(62,702)	(133,689)
Accounts Receivable	(29,143)	65,928
Operating lease assets	124,825	142,446
Operating lease liabilities	(160,051)	(159,272)
Other assets	20,509	(68,966)
Accounts payable	3,899	(33,226)
Accrued compensation and payroll taxes	22,389	(91,141)
Accrued and other liabilities	(4,759)	(15,874)
Net cash provided by (used for) operating activities	147,891	(105,297)
Investing activities:
Capital expenditures for property and equipment	(91,959)	(127,858)
Other investing activities	(6,492)	(529)
Net cash used for investing activities	(98,451)	(128,387)
Financing activities:
Proceeds from revolving line of credit	30,000	307,700
Principal payments on revolving line of credit	(27,000)	—
Net proceeds from stock options exercised	1,095	1,369
Repurchase of common stock from employees	(10,396)	(9,579)
Cash dividends paid	(39,371)	(64,767)
Principal paid in connection with exchange of Convertible Senior Notes due 2025	—	(136,077)
Accelerated share repurchase	—	(200,000)
Other financing activities	(742)	(739)
Net cash used for financing activities	(46,414)	(102,093)
Effect of exchange rates changes on cash	2,080	(779)
Net change in cash and cash equivalents	5,106	(336,556)
Cash and cash equivalents - beginning of period	170,209	434,770
Cash and cash equivalents - end of period	$175,315	$98,214

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company", “we”, and “our”), a Delaware corporation, at July 29, 2023 and July 30, 2022 and for the 13 and 26 week periods ended July 29, 2023 and July 30, 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2022 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously made slow fashion.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interests are included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At July 29, 2023, the Company operated in two reportable segments, American Eagle and Aerie.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the accounting for convertible debt instruments. The new guidance eliminates two of the three models in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share (“EPS”) calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 at the beginning of Fiscal 2022 using the modified retrospective method.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 and 26 weeks ended July 29, 2023, an unrealized gain of $15.2 million and $21.1 million, respectively, was included in other comprehensive income, which were primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of July 29, 2023, the weighted average remaining useful life of our assets was approximately six years.

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

There were no long-lived asset impairment charges recorded during the 13 weeks ended July 29, 2023 or July 30, 2022. During the 26 weeks ended July 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. No long-lived asset impairment charges were recorded during the 26 weeks ended July 30, 2022. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment and refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of Quiet Logistics, in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. As a result of the Company's annual goodwill impairment test as of January 28, 2023, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 26 weeks ended July 29, 2023 and July 30, 2022.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 26 weeks ended July 29, 2023 or July 30, 2022.

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

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on gift card breakage, determined through historical redemption trends. Revenue on unredeemed gift cards, based on an estimate of the amounts that will not be redeemed ("gift card breakage"), is recorded in proportion to actual gift cards redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During the 13 weeks ended July 29, 2023 and July 30, 2022, the Company recorded approximately $1.8 million and $2.2 million, respectively, of revenue related to gift card breakage. During the 26 weeks ended July 29, 2023 and July 30, 2022, the Company recorded $4.2 million and $4.9 million, respectively, of revenue related to gift card breakage.

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

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”), Quiet Platforms' costs to service its customers and buying, occupancy and warehousing costs and services.

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

Debt Related Charges

Debt related charges consist primarily of a $55.7 million induced conversion expense on the exchange of the 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure during the 13 weeks ended July 30, 2022. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding the Company's 2025 Notes.

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

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker's (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the Other caption. For additional information regarding the Company’s segment and geographic information, refer to Note 12 to the Consolidated Financial Statements.

3. Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and cash equivalents, which are recorded in the Consolidated Balance Sheets:

(In thousands)	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents:
Cash	$174,927	$84,960	$98,111
Interest bearing deposits	388	85,249	103
Total cash and cash equivalents	$175,315	$170,209	$98,214

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

	Fair Value Measurements at July 29, 2023
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$174,927	$174,927	$—	$—
Interest bearing deposits	388	388	—	—
Total cash and cash equivalents	$175,315	$175,315	$—	$—

Long-Term Debt

As of July 29, 2023 and July 30, 2022, the fair value of the Company's outstanding borrowings under its Credit Facility, of $3.0 million and $307.7 million, respectively, in outstanding borrowings under its Credit Facility approximated the carrying value.

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes. As of July 29, 2023, the Company's 2025 Notes have been fully redeemed. The fair value of the Company's 2025 Notes was not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. There were no long-lived asset impairment charges recorded during the 13 weeks ended July 29, 2023 or July 30, 2022. During the 26 weeks ended July 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. No long-lived asset impairment charges were recorded during the 26 weeks ended July 30, 2022. Refer to Note 13 to the Consolidated Financial Statements for additional information on impairment, restructuring and other charges.

The fair value of the Company's ROU assets was based upon market rent assumptions.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of January 28, 2023. As a result of the Company's annual goodwill impairment test, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 26 weeks ended July 29, 2023 and July 30, 2022.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net income (loss) and numerator for basic EPS	$48,570	$(42,466)	$67,022	$(10,726)
Add: Interest expense, net of tax, related to the 2025 Notes (1)	-	—	58	—
Numerator for diluted EPS	$48,570	$(42,466)	$67,080	$(10,726)

Denominator:
Denominator for basic EPS - weighted average shares	195,329	180,189	195,214	174,544
Add: Dilutive effect of the 2025 Notes (1) (2)	—	—	417	—
Add: Dilutive effect of stock options and non-vested restricted stock (3)	774	—	1,191	—
Denominator for diluted EPS - adjusted weighted average shares	196,103	180,189	196,822	174,544
Anti-dilutive shares (4)	509	29,221	397	38,763

(1)
During the 26 weeks ended July 30, 2022, the Company adopted ASU 2020-06. The Company utilizes the "if-converted" method of calculated diluted EPS. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.
(2)
For the 13 and 26 weeks ended July 30, 2022, there were 25.3 million and 36.8 million potentially dilutive shares from the Company's 2025 Notes, respectively, that were excluded from the dilutive earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.
(3)
For the 13 and 26 weeks ended July 30, 2022, there were 3.9 million and 1.9 million potentially dilutive equity awards, respectively, that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.
(4)
For both periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

On June 3, 2022, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank ("JPM"). Pursuant to the terms of the ASR Agreement, on June 3, 2022, the Company paid $200.0 million in cash and received an initial delivery of 13.4 million shares of its common stock on June 3, 2022. At final settlement, on July 28, 2022, an additional 3.7 million shares were received. The cumulative repurchase under the ASR Agreement was 17.0 million shares repurchased at an average price per share of $11.75. The aforementioned shares have been recorded as treasury stock.

6. Property and Equipment

Property and equipment consists of the following:

	July 29,	January 28,	July 30,
(In thousands)	2023	2023	2022
Property and equipment, at cost	$2,772,496	$2,707,061	$2,603,212
Less: Accumulated depreciation and impairment	(2,013,760)	(1,925,547)	(1,827,243)
Property and equipment, net	$758,736	$781,514	$775,969

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	July 29,	January 28,	July 30,
(In thousands)	2023	2023	2022
Goodwill, gross	$269,160	$269,141	$275,602
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$264,964	$264,945	$271,406

(1)
Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	July 29,	January 28,	July 30,
(In thousands)	2023	2023	2022
Intangible assets, at cost	$146,577	$146,228	$145,765
Accumulated amortization	(56,265)	(51,692)	(47,114)
Intangible assets, net	$90,312	$94,536	$98,651

8. Long-Term Debt, Net

Our long-term debt consisted of the following at July 29, 2023, January 28, 2023, and July 30, 2022:

(In thousands)	July 29, 2023	January 28, 2023	July 30, 2022
2025 Notes principal	$—	$8,791	$69,601
Less: unamortized discount	—	105	779
2025 Notes, net	$—	$8,686	$68,822
Credit Facility borrowings	$3,000	$—	$307,700

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes had a stated interest rate of 3.75%, payable semi-annually. The Company used the net proceeds from the issuance for general corporate purposes. The Company redeemed all of the remaining 2025 Notes during the 13 weeks ended April 29, 2023. See "-Note Exchanges" and "-Early Redemption" below.

The Company did not have the right to redeem the 2025 Notes prior to April 17, 2023. On or after April 17, 2023 and prior to the fortieth scheduled trading day immediately preceding the maturity date, the Company could redeem all or any portion of the 2025 Notes, at its option, for cash, if the last reported sale price of our common stock had been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

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

Early Redemption

On February 10, 2023, the Company issued a notice of optional redemption for all of its remaining outstanding 2025 Notes, notifying holders that, among other things, it had elected to exercise its right to redeem any and all of the outstanding 2025 Notes on April 17, 2023 (the "Early Redemption"). Subsequent to this notice, and prior to April 17, 2023, the 2025 Note holders redeemed a total of $8.8 million aggregate principal amount for a combined 1.1 million shares of the Company's common stock.

Following the Note Exchanges and Early Redemption, the aggregate principal amount of the 2025 Notes had been fully redeemed.

Interest expense for the 2025 Notes was:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Accrued interest for interest payments	$—	$2,008	$70	$5,914
Amortization of discount	—	255	10	782
Total interest expense	$—	$2,263	$80	$6,696

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

As of July 29, 2023, the Company was in compliance with the terms of the Credit Agreement and had $3.0 million in outstanding borrowings and $7.7 million outstanding in stand-by letters of credit. As of July 30, 2022, the Company had $307.7 million in outstanding borrowings under the Credit Agreement.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during the 13 and 26 weeks ended July 29, 2023 was 6.2% and 6.0%, respectively. The total interest expense related to the Credit Facility borrowings for the 13 and 26 weeks ended July 29, 2023 was $0.5 million and $1.1 million respectively. The total interest expense related to the Credit Facility for both the 13 and 26 weeks ended July 30, 2022 was $1.0 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended July 29, 2023 was $10.5 million ($7.7 million, net of tax) and $25.4 million ($18.4 million, net of tax), respectively, and for the 13 and 26 weeks ended July 30, 2022 was $8.6 million ($7.7 million, net of tax) and $22.9 million ($20.4 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards, which vest over the requisite service period of the award. A summary of the Company’s stock option activity for the 26 weeks ended July 29, 2023 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2023	3,950	$17.01
Granted	1,051	13.17
Exercised	(70)	15.72
Cancelled	(275)	16.75
Outstanding - July 29, 2023	4,656	16.18	4.4	5,217
Vested and expected to vest - July 29, 2023	3,694	16.35	3.1	733
Exercisable - July 29, 2023 (1)	1,199	10.32	3.7	4,376

(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on July 29, 2023.

As of July 29, 2023, there was $9.1 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.1 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended	26 Weeks Ended
	July 29,	July 30,
Black-Scholes Option Valuation Assumptions	2023	2022
Risk-free interest rate (1)	3.4%	2.5%
Dividend yield	2.8%	3.8%
Volatility factor (2)	55.7%	52.2%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	July 29, 2023		July 29, 2023
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - January 28, 2023	2,749	$17.00	1,574	$20.11
Granted	1,846	$13.03	927	$14.90
Vested	(1,551)	$14.88	(421)	$15.95
Cancelled	(158)	$15.68	(74)	$23.93
Non-vested - July 29, 2023	2,886	$15.67	2,006	$18.43

As of July 29, 2023, there was $37.1 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. There is $7.4 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.8 years.

As of July 29, 2023, the Company had 12.0 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended July 29, 2023 was 27.0% compared to an effective income tax benefit rate of 10.9% for the 13 weeks ended July 30, 2022. The effective income tax rate for the 26 weeks ended July 29, 2023 was 27.1% compared to (82.5)% for the 26 weeks ended July 30, 2022. The change in the effective tax rate, as compared to the prior period, is primarily due to the 2022 Note Exchange in Fiscal 2022 as a portion of the inducement charge was not deductible and state legislative changes that occurred in Fiscal 2022.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended July 29, 2023 due to income tax settlements. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $1.1 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

12. Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker’s (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder brand, Unsubscribed brand, and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the Other caption, as permitted by ASC 280.

General corporate expenses are comprised of general and administrative costs that management does not attribute to any of our operating segments. These costs primarily relate to corporate administration, information and technology resources, finance and human resources functional and organizational costs, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income , or the operating income in periods where there are no adjustments, of each segment. Adjusted operating income is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment, restructuring and other charges. Adjusted operating income is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. Adjusted operating income on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income as presented on the Consolidated Financial Statements.

Reportable segment information is presented in the following table:

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net Revenue:
American Eagle	$767,018	$777,828	$1,438,110	$1,463,407
Aerie	$380,413	$371,683	$739,495	$693,395
Total Segment Net Revenue	$1,147,431	$1,149,511	$2,177,605	$2,156,802
Other	$108,318	$110,393	$217,675	$200,077
Intersegment Elimination	$(54,870)	$(61,780)	$(113,475)	$(103,718)
Total Net Revenue	$1,200,879	$1,198,124	$2,281,805	$2,253,161

Adjusted Operating Income:
American Eagle	$128,664	$109,110	$234,203	$213,015
Aerie	$57,253	$11,830	$112,922	$54,903
Total Segment Adjusted Operating Income	$185,917	$120,940	$347,125	$267,918
Other	$(10,341)	$(11,507)	$(26,648)	$(27,732)
Intersegment Elimination	$-	$-	$-	$-
General corporate expenses	$(110,286)	$(95,419)	$(211,081)	$(184,270)
Total Adjusted Operating Income	$65,290	$14,014	$109,396	$55,916
Less: Impairment, restructuring and other charges	$-	$-	$(21,275)	$-
Total Operating Income	$65,290	$14,014	$88,121	$55,916

Debt related charges	$-	$60,066	$-	$60,066
Interest expense, net	$951	$3,421	$1,642	$8,009
Other income, net	$(2,150)	$(1,839)	$(5,461)	$(6,283)
Income before income taxes	$66,489	$(47,634)	$91,940	$(5,876)

Capital Expenditures
American Eagle	$16,249	$18,754	$31,192	$34,524
Aerie	$10,889	$30,244	$22,077	$61,259
Other	$6,154	$4,107	$11,730	$5,132
General corporate expenditures	$12,810	$16,359	$26,960	$26,943
Total Capital Expenditures	$46,102	$69,464	$91,959	$127,858

The following table presents summarized geographical information:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Total net revenue:
United States	$1,005,197	$1,027,158	$1,919,588	$1,935,323
Foreign (1)	195,682	170,966	362,217	317,838
Total net revenue	$1,200,879	$1,198,124	$2,281,805	$2,253,161
(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

13. Impairment, Restructuring and Other Charges

The following table represents impairment, restructuring and other charges related to Quiet Platforms. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations during the 26 weeks ended July 29, 2023. There were no impairment, restructuring and other charges recorded for the 13 weeks ended July 29, 2023.

26 Weeks Ended
July 29,
(In thousands)	2023
Long-lived asset impairment charges(1)	$10,759
Employee related costs(2)	5,592
Other commercial related charges(3)	4,924
Total impairment, restructuring and other charges	$21,275

(1) $10.8 million of impairment of supply chain technology assets due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms.

(2) $5.6 million of severance costs

(3) $4.9 million of contract related charges, resulting from the restructuring of Quiet Platforms

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
Current Trends and Outlook

Discussion of trends and uncertainties facing the Company, including those related to inflation, recent acquisitions and the Company's long-term plans for growth. In addition, this section also provides a summary of the Company's performance for the 13 and 26 weeks ended July 29, 2023 and the 13 and 26 weeks ended July 30, 2022.

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for the 13 and 26 weeks ended July 29, 2023 and the 13 and 26 weeks ended July 30, 2022.
Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for the 13 and 26 weeks ended July 29, 2023 and the 13 and 26 weeks ended July 30, 2022.
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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the 13th month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base but are included in total sales. These stores are returned to the comparable sales base in the 13th month following the remodel. Sales from American Eagle, Aerie, Todd Snyder, and Unsubscribed stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures include sales from stores and AEO Direct.

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

Current Trends and Outlook

Inflation

During Fiscal 2022 and the 26 weeks ended July 29, 2023, our quarterly results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more extensive expense and capital expenditure reductions. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of our Fiscal 2022 Form 10-K.

Results of Operations

During the second quarter, we saw customer demand accelerate during June and July reflecting brand strength and on trend collections that are resonating well with customers, supported by exciting new marketing campaigns. Momentum across brands and channels has continued into third quarter. For the second half of 2023, we will continue to leverage our dominant brand positioning and industry-leading creative and operational expertise to deliver exciting innovation, marketing and shopping experiences to our customers. We have also launched a formal, multi-year profit-improvement program designed to drive a more agile, strategic and profitable organization in the long-run.

Overview

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	62.3	69.1	62.0	66.4
Gross profit	37.7	30.9	38.0	33.6
Selling, general and administrative expenses	27.6	25.7	28.2	26.9
Impairment, restructuring and other charges	—	—	1.0	—
Depreciation and amortization expense	4.7	4.0	4.9	4.2
Operating income	5.4	1.2	3.9	2.5
Debt related charges	—	5.1	—	2.7
Interest expense, net	0.1	0.3	0.1	0.4
Other income, net	(0.2)	(0.2)	(0.2)	(0.3)
Income (loss) before income taxes	5.5	(4.0)	4.0	(0.3)
Provision (benefit) for income taxes	1.5	(0.5)	1.1	0.2
Net income (loss)	4.0%	(3.5)%	2.9%	(0.5)%

The following table shows our consolidated store data:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Number of stores:
Beginning of period	1,180	1,141	1,175	1,133
Opened	7	29	14	48
Closed	(3)	(10)	(5)	(21)
End of period	1,184	1,160	1,184	1,160
Total gross square feet at end of period (in '000)	7,293	7,205	7,293	7,205
International licensed/franchise stores at end of period (1)	297	260	297	260

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of July 29, 2023, we operated 866 American Eagle retail stores, which includes 185 Aerie side-by-side locations, five locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and 2 OFFLINE™ side-by-side locations, 300 Aerie stand-alone stores (including 34 OFFLINE™ stand-alone stores and 30 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 13 Todd Snyder stand-alone locations and five Unsubscribed locations.

Comparison of the 13 weeks ended July 29, 2023 to the 13 weeks ended July 30, 2022

Total Net Revenue

Total net revenue was relatively flat for the 13 weeks ended July 29, 2023 at $1.201 billion, compared to $1.198 billion last year. Store revenue increased 4% and digital revenue declined 7%, as digital demand continued to normalize from the impact of COVID-19 pandemic. Last year included $24 million of revenue from excess end-of-season selloffs, which we did not anniversary this year, impacting revenue growth across brands and channels for the current year [and offsetting overall store revenue increases]. Total comparable sales decreased 1% year-over-year, primarily due to a decline is digital units per transaction and conversion, partially offset by increased traffic.

American Eagle

Total net revenue for the 13 weeks ended July 29, 2023 for the American Eagle brand was $767.0 million, a slight decline compared to $777.8 million for the 13 weeks ended July 30, 2022. Last year included $10 million of revenue from excess end-of-season selloffs, which we did not anniversary this year. Total comparable sales decreased 2% year-over-year, primarily due to average unit retail price decreased in the mid-single digits year-over-year, partially offset by increased units per transaction.

Aerie

Total net revenue for the 13 weeks ended July 29, 2023 for the Aerie brand was $380.4 million, an approximately 2% increase compared to $371.7 million for the 13 weeks ended July 30, 2022. The increase was primarily due to 46 net new store openings since the first quarter of Fiscal 2022, partially offset by a decline in Swimwear performance compared to last year. Last year included $12 million of revenue from excess end-of-season selloffs, which we did not anniversary this year. Average unit retail price was up in the mid-single digits year-over-year, partially offset by units per transaction. Total comparable sales were flat to last year.

Other

Total net revenue for the 13 weeks ended July 29, 2023 for our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms declined slightly to $108.3 million compared to $110.4 million for the 13 weeks ended July 30, 2022. The decrease is attributable due to lower revenue from Quiet Platforms, partially offset by an increase in Todd Snyder brand revenue.

Gross Profit

Gross profit increased by $83.0 million, or approximately 22% to $453.0 million for the 13 weeks ended July 29, 2023 compared to $370.0 million for the 13 weeks ended July 30, 2022. Our gross margin percentage increased to 37.7% of revenue for the 13 weeks ended July 29, 2023 from 30.9% of revenue for the 13 weeks ended July 30, 2022. The increase in gross profit was primarily driven by lower markdowns reflecting inventory control, as well as lower transportation and product costs. Distribution, warehousing and delivery costs also decreased during the quarter compared to last year.

There was $5.0 million and $4.0 million of share-based payment expense included in gross profit for the periods ended July 29, 2023 and July 30, 2022, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 8% or $24.1 million to $331.9 million for the 13 weeks ended July 29, 2023 from $307.8 million for the 13 weeks ended July 30, 2022. As a percentage of total net revenue, SG&A expenses increased 190 basis points to 27.6% for the 13 weeks ended July 29, 2023, compared to 25.7% for the 13 weeks ended July 30, 2022. The increase in expenses was primarily related to increased incentive and store compensation, partially offset by lower advertising and professional service expenses.

There was $5.5 million and $4.6 million of share-based payment expense included in SG&A expenses for the 13 weeks ended July 29, 2023 and July 30, 2022, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 16% or $7.7 million, to $55.9 million for the 13 weeks ended July 29, 2023, compared to $48.2 million for the 13 weeks ended July 30, 2022, which was primarily driven by investments in new stores. As a percentage of total net revenue, depreciation and amortization expense was 4.7% for the 13 weeks ended July 29, 2023 compared to 4.0% for the 13 weeks ended July 30, 2022.

Operating Income (Loss)

Operating income increased 366% or $51.3 million, to $65.3 million, or 5.4% as a percentage of total net revenue, for the 13 weeks ended July 29, 2023, compared to $14.0 million, or 1.2% as a percentage of total net revenue, for the 13 weeks ended July 30, 2022. The increase was primarily driven by higher gross profit, partially offset by higher SG&A and depreciation and amortization expenses.

American Eagle

Operating income for the 13 weeks ended July 29, 2023 for the American Eagle brand was $128.7 million, or 16.8% as a percentage of American Eagle total net revenue, compared to $109.1 million, or 14.0% as a percentage of American Eagle total net revenue, for the 13 weeks ended July 30, 2022. The increase was primarily the result of increased gross profit from lower markdowns reflecting inventory control, partially offset by higher SG&A costs and higher depreciation and amortization expenses.

Aerie

Operating income for the 13 weeks ended July 29, 2023 for the Aerie brand was $57.3 million, or 15.1% as a percentage of Aerie total net revenue, compared to $11.8 million, or 3.2% as a percentage of Aerie total net revenue, for the 13 weeks ended July 30, 2022. The increase was primarily the result of increased gross profit from improved markup and lower markdowns reflecting inventory control, partially offset by higher SG&A costs and higher depreciation and amortization expenses.

Other

Operating loss for the 13 weeks ended July 29, 2023 for our other operations was ($10.4) million compared to ($11.5) million for the 13 weeks ended July 30, 2022. The increase was primarily the result of increased gross profit in the Todd Snyder brand, driven by eight incremental stores this year, partially offset by increased expenses.

General Corporate Expenses

General corporate expenses increased $14.9 million due to increased corporate compensation and incentives and professional fees.

Debt Related Charges

Debt related charges of $60.1 million for the 13 weeks ended July 30, 2022 consists primarily of a $55.7 million induced conversion expense related to the Note Exchange, along with certain other costs related to actions taken to strengthen our capital structure.

Interest Expense, net

Interest expense decreased $2.5 million, to $0.9 million, for the 13 weeks ended July 29, 2023, compared to $3.4 million for the 13 weeks ended July 30, 2022. The decrease was primarily attributable to the elimination of convertible note cash interest expense on the 2025 Notes due to their Early Redemption this year.

Other Income, net

Other income, net was $2.2 million for the 13 weeks ended July 29, 2023, compared to $1.8 million for the 13 weeks ended July 30, 2022. The increase was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision (Benefit) for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended July 29, 2023 was 27.0% compared to the effective income tax benefit rate of 10.9% for the 13 weeks ended July 30, 2022. The change in the effective tax rate, as compared to the prior period, is primarily due to the Note Exchange in June 2022 as a portion of the inducement charge was not deductible and state legislative changes that occurred in Fiscal 2022.

Net Income (Loss)

Net income (loss) increased $91.0 million, to $48.6 million for the 13 weeks ended July 29, 2023, or 4.0% as a percentage of total net revenue, compared to a net loss of $42.5 million, or (3.5)% as a percentage of total net revenue for the 13 weeks ended July 30, 2022.

Net income per share increased to $0.25 per diluted share for the 13 weeks ended July 29, 2023, compared to net loss of $0.24 per diluted share, including $0.28 of debt related charges for the 13 weeks ended July 30, 2022. The change in net income was attributable to the factors noted above.

Comparison of the 26 weeks ended July 29, 2023 to the 26 weeks ended July 30, 2022

Total Net Revenue

Total net revenue increased 1%, or $28.6 million, to $2.282 billion for the 26 weeks ended July 29, 2023 compared to $2.253 billion for the 26 weeks ended July 30, 2022. Store revenue increased 4% and digital revenue declined 5%. Last year included $24 million of revenue from excess end-of-season selloffs, which we did not anniversary this year, impacting revenue growth across brands and channels. Total comparable sales decreased 1%.

American Eagle

Total net revenue for the 26 weeks ended July 29, 2023 for the American Eagle brand was $1.438 billion which was nearly flat compared to $1.463 billion for the 26 weeks ended July 30, 2022. This increase was primarily attributable to store revenue, which increased by 4% year over year, which was partially offset by a 5% decline in digital revenue. As described above, this period last year included $10 million of revenue from excess end-of-season selloffs, which we did not anniversary this year and which partially offset increases in store revenues. For the 26 weeks ended July 29, 2023, total comparable sales decreased 3%.

Aerie

Total net revenue for the 26 weeks ended July 29, 2023 for the Aerie brand was $739.5 million, an approximately 6% increase compared to $693.4 million for the 26 weeks ended July 30, 2022. The increase was primarily due to 46 net new store openings since the first quarter of Fiscal 2022. Last year included $12 million of revenue from excess end-of-season selloffs, which we did not anniversary this year. For the 26 weeks ended July 29, 2023, total comparable sales increased 1%.

Other

Total net revenue for the 26 weeks ended July 29, 2023 for our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms, was $217.7 million compared to $200.1 million for the 26 weeks ended July 30, 2022. The increase was primarily due to an increase in Todd Snyder brand revenue.

Gross Profit

Gross profit increased by $108.2 million, or approximately 14%, to $866.2 million compared to $758.0 million last year. Our gross margin percentage increased to 38.0% of revenue from 33.6% of revenue last year. The increase in gross profit was driven by lower inbound transportation costs and lower markdowns. Distribution, warehousing and delivery costs also decreased, partially offset by increased rent related to new store openings.

There was $10.8 million and $9.4 million of share-based payment expense included in gross profit for the periods ended July 29, 2023 and July 30, 2022, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased by 6%, or $37.6 million to $644.2 million from $606.6 million last year. As a percentage of total net revenue, SG&A expenses increased 130 basis points to 28.2%, compared to 26.9% last year. The increase in expenses was primarily related to increased corporate compensation and incentives and professional service expenses.

There was $14.5 million and $13.5 million of share-based payment expense included in SG&A expenses for the 26 weeks ended July 29, 2023 and July 30, 2022, comprised of both time and performance-based awards.

Impairment, Restructuring and Other Charges

During the 26 weeks ended July 29, 2023, the Company recorded $21.3 million of impairment, restructuring and other charges related to Quiet Platforms, including $10.8 million of impairment of supply chain technology assets due to insufficient prospective cash flows to support the asset value resulting from the restructuring of Quiet Platforms, $5.6 million of employee severance, and $4.9 million of contract related costs related charges, resulting from the restructuring of Quiet Platforms. There were no impairment, restructuring and other charges for the 26 weeks ended July 30, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 18% or $17.1 million, to $112.6 million for the 26 weeks ended July 29, 2023, compared to $95.5 million for the 26 weeks ended July 30, 2022, which was primarily driven by investments in new stores. As a percentage of total net revenue, depreciation and amortization expense was 4.9% for the 26 weeks ended July 29, 2023 compared to 4.2% for the 26 weeks ended July 30, 2022.

Operating income (Loss)

Operating income increased 58%, or $32.2 million, to $88.1 million, or 3.9% as a percentage of total net revenue, for the 26 weeks ended July 29, 2023, compared to $55.9 million, or 2.5% as a percentage of total net revenue, for the 26 weeks ended July 30, 2022. The increase was primarily driven by higher gross profit, partially offset by higher SG&A and depreciation and amortization expenses, as well as $21.3 million of impairment, restructuring and other charges incurred this year.

American Eagle

Operating income for the 26 weeks ended July 29, 2023 for the American Eagle brand was $234.2 million, or 16.3% as a percentage of American Eagle total net revenue, compared to $213.0 million, or 14.6% as a percentage of American Eagle total net revenue, for the 26 weeks ended July 30, 2022. The increase was primarily the result of increased gross profit from lower markdowns reflecting inventory control, partially offset by higher SG&A costs and higher depreciation and amortization expenses.

Aerie

Operating income for the 26 weeks ended July 29, 2023 for the Aerie brand was $112.9 million, or 15.3% as a percentage of Aerie total net revenue, compared to $54.9 million, or 7.9% as a percentage of Aerie total net revenue, for the 26 weeks ended July 30, 2022. The increase was primarily the result of increased gross profit from lower markdowns reflecting inventory control and higher revenue, partially offset by higher SG&A costs and higher depreciation and amortization expenses.

Other

Operating loss for the 26 weeks ended July 29, 2023 for our other operations was ($26.6) million compared to ($27.7) million for the 26 weeks ended July 30, 2022.

General Corporate Expenses

General corporate expenses increased $26.8 million due to increased corporate compensation and incentives, general corporate expenses and depreciation.

Debt Related Charges

Debt related charges of $60.1 million for the 26 weeks ended July 30, 2022 consists primarily of a $55.7 million induced conversion expense related to the June 2022 Note Exchange, along with certain other costs related to actions taken to strengthen our capital structure. There were no debt related charges for the 26 weeks ended July 29, 2023.

Interest Expense, net

Interest expense decreased $6.4 million, to $1.6 million, for the 26 weeks ended July 29, 2023, compared to $8.0 million for the 26 weeks ended July 30, 2022. The decrease was primarily attributable to lower interest expense on the 2025 Notes as a result of the Note Exchanges and Early Redemption.

Other Income, net

Other income, net was $5.5 million for the 26 weeks ended July 29, 2023, compared to $6.3 million for the 26 weeks ended July 30, 2022. The decrease was primarily attributable to foreign currency fluctuations and changes in other non-operating items.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 26 weeks ended July 29, 2023 was 27.1% compared to (82.5)% for the 26 weeks ended July 30, 2022. The change in the effective tax rate, as compared to the prior period, is primarily due to the 2022 Note Exchange in June 2022 as a portion of the inducement charge was not deductible and state legislative changes that occurred in Fiscal 2022.

Net Income (Loss)

Net income increased by $77.7 million, to $67.0 million for the 26 weeks ended July 29, 2023, or 2.9% as a percentage of total net revenue, compared to a net loss of $10.7 million, or (0.5)% as a percentage of total net revenue for the 26 weeks ended July 30, 2022.

Net income (loss) per share increased to $0.34 per diluted share, including $0.08 of impairment, restructuring and other charges for the 26 weeks ended July 29, 2023, compared to net loss of $0.06 per diluted share, including $0.26 of debt related charges for the 26 weeks ended July 30, 2022. The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of July 29, 2023, our international licensing partners operated in 297 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of July 29, 2023, we had 105 company-owned stores in Canada, 74 in Mexico, 18 in Hong Kong, seven in Puerto Rico and two in Japan.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of July 29, 2023, we had borrowings under the Credit Facility of $3.0 million. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025. As of July 29, 2023, the Company's 2025 Notes have been fully redeemed. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding our long-term debt.

As of July 29, 2023, we had approximately $175.3 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	July 29, 2023	January 28, 2023	July 30, 2022
Working Capital (in thousands)	$439,015	$331,293	$459,328
Current Ratio	1.58	1.43	1.64

Working capital increased $107.7 million compared to January 28, 2023 and decreased $20.3 million compared to last year. The $20.3 million decrease in our working capital compared to July 30, 2022, is driven by a $50.1 million decrease in merchandise inventory, a $40.0 million increase in accounts payable, and a $23.7 increase in accrued compensation and payroll taxes, partially offset by a $77.1 million increase in cash and cash equivalents and a $50.5 million increase in accounts receivable.

Cash Flows Provided by (Used For) Operating Activities

Net cash provided by operating activities totaled $147.9 million for the 26 weeks ended July 29, 2023, compared to net cash used for operating activities of $105.3 million for the 26 weeks ended July 30, 2022. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Net cash used for investing activities totaled $98.5 million for the 26 weeks ended July 29, 2023, compared to net cash used for investing activities of $128.4 million for the 26 weeks ended July 30, 2022. Investing activities for the 26 weeks ended July 29, 2023 and July 30, 2022 primarily consisted of $92.0 million and $127.9 million, respectively, of capital expenditures for property and equipment.

Cash Flows Used for Financing Activities

Net cash used for financing activities totaled $46.4 million for the 26 weeks ended July 29, 2023, compared to net cash used for financing activities of $102.1 million for the 26 weeks ended July 30, 2022. Cash used for financing activities for the 26 weeks ended July 29, 2023 consisted primarily of $39.4 million used for cash dividends paid at a quarterly rate of $0.10 per share, and $10.4 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $3.0 million of net borrowings under our Credit Facility.

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

As of July 29, 2023, the Company was in compliance with the terms of the Credit Agreement and had $3.0 million in borrowings and $7.7 million outstanding in stand-by letters of credit. As of July 30, 2022, the Company had $307.7 million in outstanding borrowings under the Credit Agreement.

Capital Expenditures for Property and Equipment

Capital expenditures for the 26 weeks ended July 29, 2023 were $92.0 million, and included $44.1 million related to investments in our stores, including 14 new stores (6 American Eagle stores, 5 combined Aerie stand-alone stores and OFFLINE™ stand-alone stores, and 3 Todd Snyder stores), and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($31.6 million), Quiet Platforms ($11.5 million), our supply chain infrastructure ($2.9 million), and other home office projects ($1.9 million).

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

During the 26 weeks ended July 29, 2023, we did not repurchase any shares under our publicly announced share repurchase program. As of July 29, 2023, our total remaining share repurchase authorization was 13.0 million shares.

During the 26 weeks ended July 29, 2023 and July 30, 2022, we repurchased approximately 0.7 million and 0.6 million shares, respectively, from certain employees at market prices totaling $10.4 million and $9.6 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended July 29, 2023, our Board declared a quarterly cash dividend of $0.10 per share on June 7, 2023, which was paid on July 21, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $15.2 million and $21.1 million is included in accumulated other comprehensive income during the 13 and 26 weeks ended July 29, 2023, respectively. Our market risk profile as of January 28, 2023 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2022 Form 10-K, which is unchanged as of July 29, 2023.

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

In connection with the preparation of this Quarterly Report, as of July 29, 2023, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended July 29, 2023:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (April 30, 2023 through May 27, 2023)	1,258	$12.48	—	12,977,130
Month #2 (May 28, 2023 through July 1, 2023)	5,096	$11.50	—	12,977,130
Month #3 (July 2, 2023 through July 29, 2023)	1,241	$12.63	—	12,977,130
Total	7,595	$11.85	—	12,977,130

(1)
There were no shares repurchased as part of our publicly announced share repurchase program and an aggregate of 7,595 million shares were repurchased for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended July 29, 2023.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024.

ITEM 5: OTHER INFORMATION

(c) During the 13 weeks ended July 29, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.1	American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 30, 2023)

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of July 29, 2023, January 28, 2023 and July 30, 2022, (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022, (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022, and (v) Consolidated Statements of Cash Flows for the 26 weeks ended July 29, 2023 and July 30, 2022

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2023

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)