Form 10-Q
period 2023-10-28
AMERICAN EAGLE OUTFITTERS INC
filed 2023-11-21
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 197,538,350 shares of Common Stock were outstanding at November 17, 2023.

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
•
the risk that our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, armed conflicts, including the ongoing war in Ukraine and the Israel-Hamas war, or other geopolitical or catastrophic events;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	October 28,	January 28,	October 29,
(In thousands, except per share amounts)	2023	2023	2022
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,940	$170,209	$82,133
Merchandise inventory	769,315	585,083	797,731
Accounts receivable, net	239,374	242,386	250,879
Prepaid expenses and other	103,789	102,563	146,362
Total current assets	1,353,418	1,100,241	1,277,105
Operating lease right-of-use assets	995,023	1,086,999	1,148,832
Property and equipment, at cost, net of accumulated depreciation	742,793	781,514	789,809
Goodwill, net	264,825	264,945	271,209
Intangible assets, net	88,201	94,536	96,530
Non-current deferred income taxes	20,791	36,483	34,135
Other assets	55,735	56,238	54,857
Total assets	$3,520,786	$3,420,956	$3,672,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$300,031	$234,340	$188,448
Current portion of operating lease liabilities	294,898	337,258	332,160
Unredeemed gift cards and gift certificates	47,676	67,618	47,531
Accrued compensation and payroll taxes	96,484	51,912	36,436
Accrued income and other taxes	19,255	10,919	13,056
Other current liabilities and accrued expenses	72,887	66,901	67,799
Total current liabilities	831,231	768,948	685,430
Non-current liabilities:
Non-current operating lease liabilities	927,019	1,021,200	1,089,710
Long-term debt, net	-	8,911	411,911
Other non-current liabilities	24,247	22,734	22,894
Total non-current liabilities	951,266	1,052,845	1,524,515
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 197,538, 195,064, and 187,388 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	343,695	341,775	389,726
Accumulated other comprehensive loss	(32,865)	(32,630)	(41,267)
Retained earnings	2,234,761	2,137,126	2,080,852
Treasury stock, at cost, 52,028, 54,502, and 62,178 shares, respectively	(809,798)	(849,604)	(969,275)
Total stockholders’ equity	1,738,289	1,599,163	1,462,532
Total liabilities and stockholders’ equity	$3,520,786	$3,420,956	$3,672,477

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands, except per share amounts)	2023	2022	2023	2022
Total net revenue	$1,301,055	$1,240,583	$3,582,859	$3,493,745
Cost of sales, including certain buying, occupancy and warehousing expenses	757,258	760,810	2,172,867	2,255,929
Gross profit	543,797	479,773	1,409,992	1,237,816
Selling, general and administrative expenses	361,992	311,101	1,006,210	917,687
Impairment, restructuring and other charges	—	—	21,275	—
Depreciation and amortization expense	56,444	51,124	169,026	146,664
Operating income	125,361	117,548	213,481	173,465
Debt related charges	—	—	—	60,066
Interest (income) expense, net	(2,871)	3,878	(1,229)	11,887
Other (income) expense, net	(3,984)	782	(9,446)	(5,501)
Income before income taxes	132,216	112,888	224,156	107,013
Provision for income taxes	35,516	31,616	60,434	36,466
Net income	$96,700	$81,272	$163,722	$70,547

Basic net income per common share	$0.50	$0.44	$0.84	$0.39
Diluted net income per common share	$0.49	$0.42	$0.83	$0.36

Weighted average common shares outstanding - basic	195,343	186,305	195,467	178,637
Weighted average common shares outstanding - diluted	198,367	195,776	197,969	207,499

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands)	2023	2022	2023	2022
Net income	$96,700	$81,272	$163,722	$70,547
Other comprehensive loss:
Foreign currency translation adjustments	(21,299)	(1,250)	(235)	(422)
Other comprehensive loss:	(21,299)	(1,250)	(235)	(422)
Comprehensive income	$75,401	$80,022	$163,487	$70,125

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended October 28, 2023 and October 29, 2022

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at July 30, 2022	187,312	$2,496	$380,959	$2,000,021	$(970,536)	$(40,017)	$1,372,923
Stock awards	—	—	6,591	—	—	—	6,591
Repurchase of common stock from employees	(18)	—	—	—	(193)	—	(193)
Reissuance of treasury stock	94	—	(660)	(441)	1,454	—	353
Net income	—	—	—	81,272	—	—	81,272
Other comprehensive loss	—	—	—	—	—	(1,250)	(1,250)
Contributions from noncontrolling interests	—	—	2,836	—	—	—	2,836
Balance at October 29, 2022	187,388	$2,496	$389,726	$2,080,852	$(969,275)	$(41,267)	$1,462,532

Balance at July 29, 2023	197,481	$2,496	$334,447	$2,158,294	$(810,672)	$(11,566)	$1,672,999
Stock awards	—	—	9,794	—	—	—	9,794
Repurchase of common stock from employees	(17)	—	—	—	(270)	—	(270)
Reissuance of treasury stock	74	—	(557)	—	1,144	—	587
Net income	—	—	—	96,700	—	—	96,700
Other comprehensive loss	—	—	—	—	—	(21,299)	(21,299)
Cash dividends declared and dividend equivalents ($0.10 per share)	—	—	483	(20,233)	—	—	(19,750)
Contributions from noncontrolling interests	—	—	(472)	—	—	—	(472)
Balance at October 28, 2023	197,538	$2,496	$343,695	$2,234,761	$(809,798)	$(32,865)	$1,738,289

39 Weeks Ended October 28, 2023 and October 29, 2022

(In thousands, except per share amounts)	Shares Outstanding	Common Stock		Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 29, 2022	168,699	$2,496		$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—		29,249	—	—	—	29,249
Repurchase of common stock from employees	(584)	—		—	—	(9,772)	—	(9,772)
Reissuance of treasury stock	1,617	—		(24,618)	(1,539)	27,425	—	1,268
Adoption of Accounting Standards Update 2020-06, net of tax	—	—		(67,686)	18,830	—	—	(48,856)
Accelerated share repurchase	(17,023)	—		—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	34,679	—		(187,894)	(144,507)	591,178	—	258,777
Net income	—	—		—	70,547	—	—	70,547
Other comprehensive loss	—	—		—	—	—	(422)	(422)
Contributions from noncontrolling interests	—	—		2,836	—	—	—	2,836
Cash dividends declared and dividend equivalents ($0.36 per share)	—	—		1,484	(66,251)	—	—	(64,767)
Balance at October 29, 2022	187,388	$2,496		$389,726	$2,080,852	$(969,275)	$(41,267)	$1,462,532

Balance at January 28, 2023	195,064	$2,496		$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—		34,777	—	—	—	34,777
Repurchase of common stock from employees	(766)	—		—	—	(10,666)	—	(10,666)
Reissuance of treasury stock	2,141	—		(28,038)	(3,330)	33,364	—	1,996
Redemption of Convertible Senior Notes	1,099	—		(6,281)	(2,137)	17,108	—	8,690
Net income	—	—		—	163,722	—	—	163,722
Other comprehensive loss	—	—		—	—	—	(235)	(235)
Cash dividends declared and dividend equivalents ($0.30 per share)	—	—		1,499	(60,620)	—	—	(59,121)
Contributions from non-controlling interests	—	—	—	(37)	—	—	—	(37)
Balance at October 28, 2023	197,538	$2,496		$343,695	$2,234,761	$(809,798)	$(32,865)	$1,738,289

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2023	2022
Operating activities:
Net income	$163,722	$70,547
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	174,559	150,462
Share-based compensation	35,289	29,962
Deferred income taxes	15,691	25,416
Loss on impairment of assets	10,759	-
Loss on exchange of Convertible Senior Notes	-	55,687
Changes in assets and liabilities:
Accounts receivable	3,906	36,662
Merchandise inventory	(186,546)	(244,864)
Operating lease assets	201,810	256,523
Operating lease liabilities	(241,760)	(248,721)
Other assets	793	(41,066)
Accounts payable	65,630	(43,378)
Accrued compensation and payroll taxes	44,584	(105,466)
Accrued and other liabilities	(4,094)	(28,466)
Net cash provided by (used for) operating activities	284,343	(86,702)
Investing activities:
Capital expenditures for property and equipment	(134,915)	(199,364)
Other investing activities	(9,346)	(700)
Net cash used for investing activities	(144,261)	(200,064)
Financing activities:
Proceeds from revolving line of credit and convertible notes	30,000	343,000
Principal payments on revolving line of credit	(30,000)	—
Net proceeds from stock options exercised	1,561	1,799
Repurchase of common stock from employees	(10,666)	(9,772)
Cash dividends paid	(59,121)	(64,767)
Principal paid in connection with exchange of Convertible Senior Notes due 2025	—	(136,077)
Accelerated share repurchase	—	(200,000)
Other financing activities	(762)	1,670
Net cash used for financing activities	(68,988)	(64,147)
Effect of exchange rates changes on cash	(363)	(1,724)
Net change in cash and cash equivalents	70,731	(352,637)
Cash and cash equivalents - beginning of period	170,209	434,770
Cash and cash equivalents - end of period	$240,940	$82,133

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company", “we”, and “our”), a Delaware corporation, at October 28, 2023 and October 29, 2022 and for the 13 and 39 week periods ended October 28, 2023 and October 29, 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2022 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,000 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and through more than 300 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, Hong Kong and Japan. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia (including India), Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to approximately 80 countries worldwide.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interests are included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At October 28, 2023, the Company operated in two reportable segments, American Eagle and Aerie.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 and 39 weeks ended October 28, 2023, an unrealized loss of $21.3 million and $0.2 million, respectively, was included in other comprehensive loss, which were primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of October 28, 2023, the weighted average remaining useful life of our assets was approximately six years.

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

There were no long-lived asset impairment charges recorded during the 13 weeks ended October 28, 2023 or October 29, 2022. During the 39 weeks ended October 28, 2023, the Company recorded impairment of property and equipment of $10.8 million. No long-lived asset impairment charges were recorded during the 39 weeks ended October 29, 2022. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment and refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of Quiet Logistics, in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. As a result of the Company's annual goodwill impairment test as of January 28, 2023, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 39 weeks ended October 28, 2023 and October 29, 2022.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. No definite-lived intangible asset impairment charges were recorded during the 13 or 39 weeks ended October 28, 2023 or October 29, 2022.

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

Revenue is not recorded on the issuance of gift cards. A current liability is recorded upon issuance, and revenue is recognized when the gift card is redeemed for merchandise. Additionally, the Company recognizes revenue on gift card breakage, determined through historical redemption trends. Revenue on unredeemed gift cards, based on an estimate of the amounts that will not be redeemed ("gift card breakage"), is recorded in proportion to actual gift cards redemptions as a component of total net revenue. The Company determines an estimated gift card breakage rate by continuously evaluating historical redemption data and the time when there is a remote likelihood that a gift card will be redeemed. During both the 13 weeks ended October 28, 2023 and October 29, 2022, the Company recorded approximately $1.7 million of revenue related to gift card breakage. During the 39 weeks ended October 28, 2023 and October 29, 2022, the Company recorded $5.8 million and $6.6 million, respectively, of revenue related to gift card breakage.

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

Debt Related Charges

Debt related charges consist primarily of a $55.7 million induced conversion expense on the exchange of the 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure during the 39 weeks ended October 29, 2022. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding the 2025 Notes

Interest (Income) Expense, Net

Interest expense, net primarily consists of interest expense related to the Company’s 2025 Notes and borrowings under our five-year, syndicated, asset-based revolving credit facilities, partially offset by interest income from cash and cash equivalents.

Other (Income) Expense, Net

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

3. Cash and Cash Equivalents

The following table summarizes the fair market values for the Company’s cash and cash equivalents, which are recorded in the Consolidated Balance Sheets:

(In thousands)	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents:
Cash	$134,874	$84,960	$82,029
Interest bearing deposits	106,066	85,249	104
Total cash and cash equivalents	$240,940	$170,209	$82,133

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

	Fair Value Measurements at October 28, 2023
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$134,874	$134,874	$—	$—
Interest bearing deposits	106,066	106,066	—	—
Total cash and cash equivalents	$240,940	$240,940	$—	$—

Long-Term Debt

As of October 28, 2023, there were no outstanding borrowing under the Company's Credit Facility. As of October 29, 2022, the fair value of the Company's $343 million in outstanding borrowings under its Credit Facility approximated the carrying value.

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes. As of October 28, 2023, the Company's 2025 Notes have been fully redeemed. The fair value of the Company's 2025 Notes was not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. There were no long-lived asset impairment charges recorded during the 13 weeks ended October 28, 2023 or October 29, 2022. During the 39 weeks ended October 28, 2023, the Company recorded impairment of property and equipment of $10.8 million. No long-lived asset impairment charges were recorded during the 39 weeks ended October 29, 2022. Refer to Note 13 to the Consolidated Financial Statements for additional information on impairment, restructuring and other charges.

The fair value of the Company's ROU assets was based upon market rent assumptions.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of January 28, 2023. As a result of the Company's annual goodwill impairment test, the Company concluded that its goodwill was not impaired. No indicators of impairment were present during the 13 or 39 weeks ended October 28, 2023 and October 29, 2022.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net income and numerator for basic EPS	$96,700	$81,272	$163,722	$70,547
Add: Interest expense, net of tax, related to the 2025 Notes (1)	-	529	58	4,897
Numerator for diluted EPS	$96,700	$81,801	$163,780	$75,444

Denominator:
Denominator for basic EPS - weighted average shares	195,343	186,305	195,467	178,637
Add: Dilutive effect of the 2025 Notes (1)	—	8,418	278	27,280
Add: Dilutive effect of stock options and non-vested restricted stock	3,024	1,053	2,224	1,582
Denominator for diluted EPS - adjusted weighted average shares	198,367	195,776	197,969	207,499
Anti-dilutive shares (2)	1,816	4,221	1,861	2,390

(1) During the 39 weeks ended October 29, 2022, the Company adopted ASU 2020-06. The Company utilizes the "if-converted" method of calculating diluted EPS. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.

(2) For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

On June 3, 2022, the Company entered into an accelerated share repurchase agreement (the ASR Agreement) with JPMorgan Chase Bank (JPM). Pursuant to the terms of the ASR Agreement, on June 3, 2022, the Company paid $200.0 million in cash and received an initial delivery of 13.4 million shares of its common stock on June 3, 2022. At final settlement, on July 28, 2022, an additional 3.7 million shares were received. The cumulative repurchase under the ASR Agreement was 17.0 million shares repurchased at an average price per share of $11.75. The aforementioned shares have been recorded as treasury stock.

6. Property and Equipment

Property and equipment consists of the following:

	October 28,	January 28,	October 29,
(In thousands)	2023	2023	2022
Property and equipment, at cost	$2,774,161	$2,707,061	$2,657,167
Less: Accumulated depreciation and impairment	(2,031,368)	(1,925,547)	(1,867,358)
Property and equipment, net	$742,793	$781,514	$789,809

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	October 28,	January 28,	October 29,
(In thousands)	2023	2023	2022
Goodwill, gross	$269,021	$269,141	$275,405
Accumulated impairment (1)	(4,196)	(4,196)	(4,196)
Goodwill, net	$264,825	$264,945	$271,209
(1)
Accumulated impairment includes $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	October 28,	January 28,	October 29,
(In thousands)	2023	2023	2022
Intangible assets, at cost	$146,739	$146,228	$145,935
Accumulated amortization	(58,538)	(51,692)	(49,405)
Intangible assets, net	$88,201	$94,536	$96,530

8. Long-Term Debt, Net

Our long-term debt consisted of the following at October 28, 2023, January 28, 2023, and October 29, 2022:

(In thousands)	October 28, 2023	January 28, 2023	October 29, 2022
2025 Notes principal	$—	$8,791	$69,601
Less: unamortized discount	—	105	690
2025 Notes, net	$—	$8,686	$68,911
Credit Facility borrowings	$—	$—	$343,000

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes had a stated interest rate of 3.75%, payable semi-annually. The Company used the net proceeds from the issuance for general corporate purposes. The Company redeemed all of the remaining 2025 Notes during the 13 weeks ended April 29, 2023. See "-Note Exchanges" and "Early Redemption" below.

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

Following the Note Exchanges and Early Redemption, the aggregate principal amount of the 2025 Notes had been fully redeemed.

Interest expense for the 2025 Notes was:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Accrued interest for interest payments	$—	$645	$70	$6,559
Amortization of discount	—	89	10	872
Total interest expense	$—	$734	$80	$7,431

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

As of October 28, 2023, there were no outstanding borrowings and the Company was in compliance with the terms of the Credit Agreement and had $7.7 million outstanding in stand-by letters of credit. As of October 29, 2022, the Company had $343.0 million in outstanding borrowings under the Credit Agreement.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during the 39 weeks ended October 28, 2023 was 6.0%. The total interest expense related to the Credit Facility borrowings for the 39 weeks ended October 28, 2023 was $1.1 million. The total interest expense related to the Credit Facility borrowings for the 13 and 39 weeks ended October 29, 2022 was $2.9 million and $3.9 million, respectively.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 28, 2023 was $9.9 million ($7.3 million, net of tax) and $35.3 million ($25.8 million, net of tax), respectively, and for the 13 and 39 weeks ended October 29, 2022 was $6.8 million ($4.9 million, net of tax) and $30.0 million ($19.7 million, net of tax), respectively.

Stock Option Grants

The Company has granted time-based stock option awards, which vest over the requisite service period of the award. A summary of the Company’s stock option activity for the 39 weeks ended October 28, 2023 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2023	3,950	$17.01
Granted	1,051	13.17
Exercised	(100)	15.38
Cancelled	(275)	16.75
Outstanding - October 28, 2023	4,626	16.19	4.2	13,807
Vested and expected to vest - October 28, 2023	3,665	16.37	2.9	4,030
Exercisable - October 28, 2023 (1)	1,788	12.20	3.4	9,284

(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on October 28, 2023.

As of October 28, 2023, there was $6.9 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended	39 Weeks Ended
	October 28,	October 29,
Black-Scholes Option Valuation Assumptions	2023	2022
Risk-free interest rate (1)	3.4%	2.5%
Dividend yield	2.8%	3.8%
Volatility factor (2)	55.7%	52.2%
Weighted-average expected term (3)	4.5 years	4.5 years
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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	October 28, 2023		October 28, 2023
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - January 28, 2023	2,749	$17.00	1,574	$20.11
Granted	1,893	$13.05	945	$14.97
Vested	(1,585)	$14.95	(421)	$15.95
Cancelled	(204)	$15.51	(81)	$23.16
Non-vested - October 28, 2023	2,853	$15.63	2,017	$18.45

As of October 28, 2023, there was $31.9 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.0 years. There is $5.7 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.8 years.

As of October 28, 2023, the Company had 12.0 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 28, 2023 was 26.9% compared to 28.0% for the 13 weeks ended October 29, 2022. The effective income tax rate for the 39 weeks ended October 28, 2023 was 27.0% compared to 34.1% for the 39 weeks ended October 29, 2022. The decrease in the effective tax rate for the 13 weeks ended October 28, 2023 was primarily due to international tax provisions of the Tax Cuts and Jobs Act (the “Tax Act”), overall geographic mix of earnings in jurisdictions in which the Company operates, offset by non-deductible executive compensation. The decrease in the effective tax rate for the 39 weeks ended October 28, 2023 was primarily due to the Note Exchange in Fiscal 2022 as a portion of the inducement charge was not deductible and state legislative changes that occurred in Fiscal 2022.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during the 13 weeks ended October 28, 2023. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $1.1 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits.

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

Reportable segment information is presented in the following table:

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net Revenue:
American Eagle	$857,378	$837,575	$2,295,487	$2,301,051
Aerie	$393,042	$349,712	$1,132,537	$1,043,129
Total Segment Net Revenue	$1,250,420	$1,187,287	$3,428,024	$3,344,180
Other	$111,805	$115,346	$329,480	$315,332
Intersegment Elimination	$(61,170)	$(62,050)	$(174,645)	$(165,768)
Total Net Revenue	$1,301,055	$1,240,583	$3,582,859	$3,493,745

Operating Income:
American Eagle	$184,029	$174,129	$418,232	$387,213
Aerie	$75,850	$56,487	$188,772	$111,414
Total Segment Operating Income	$259,879	$230,616	$607,004	$498,627
Other	$(8,601)	$(11,650)	$(35,250)	$(39,381)
Intersegment Elimination	$-	$-	$-	$-
General corporate expenses	$(125,917)	$(101,418)	$(336,998)	$(285,781)
Impairment, restructuring and other charges(1)	$-	$-	$(21,275)	$-
Total Operating Income	$125,361	$117,548	$213,481	$173,465

Debt related charges	$-	$-	$-	$60,066
Interest (income) expense, net	$(2,871)	$3,878	$(1,229)	$11,887
Other (income) expense, net	$(3,984)	$782	$(9,446)	$(5,501)
Income before income taxes	$132,216	$112,888	$224,156	$107,013

Capital Expenditures
American Eagle	$17,219	$20,477	$48,411	$55,000
Aerie	$9,499	$24,404	$31,576	$85,663
Other	$9,760	$20,801	$21,490	$25,933
General corporate expenditures	$6,478	$5,825	$33,438	$32,768
Total Capital Expenditures	$42,956	$71,507	$134,915	$199,364

(1) Represents pre-tax impairment, restructuring and other charges related to Quiet Platforms, including $10.8 million of long-lived asset impairment charges, $5.6 million of severance costs, and $4.9 million of contract related charges for the 39 weeks ended October 28, 2023.

The following table presents summarized geographical information:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total net revenue:
United States	$1,114,115	$1,076,096	$3,035,573	$3,011,419
Foreign (1)	186,940	164,487	547,286	482,326
Total net revenue	$1,301,055	$1,240,583	$3,582,859	$3,493,745

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

13. Impairment Restructuring and Other Charges

The following table represents impairment, restructuring and other charges related to Quiet Platforms. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations during the 39 weeks ended October 28, 2023. There were no impairment, restructuring and other charges recorded for the 13 weeks ended October 28, 2023.

39 Weeks Ended
October 28,
(In thousands)	2023
Long-lived asset impairment charges(1)	$10,759
Employee related costs(2)	5,592
Other commercial related charges(3)	4,924
Total impairment, restructuring and other charges	$21,275

(1) $10.8 million of impairment of supply chain technology assets due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms

(2) $5.6 million of severance costs

(3) $4.9 million of contract related charges, resulting from the restructuring of Quiet Platforms

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2022, which can be found in our Fiscal 2022 Form 10-K.

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
Current Trends and Outlook

Discussion of trends and uncertainties facing the Company, including those related to inflation, recent acquisitions and the Company's long-term plans for growth. In addition, this section also provides a summary of the Company's performance for the 13 and 39 weeks ended October 28, 2023 and the 13 and 39 weeks ended October 29, 2022.

Results of Operations	Provides an analysis of certain components of the Company’s Consolidated Statements of Operations for the 13 and 39 weeks ended October 28, 2023 and the 13 and 39 weeks ended October 29, 2022.
Liquidity and Capital Resources	Discussion of the Company’s financial condition and changes in financial condition and liquidity for the 13 and 39 weeks ended October 28, 2023 and the 13 and 39 weeks ended October 29, 2022.
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

Current Trends and Outlook

Inflation

During Fiscal 2022 and the 39 weeks ended October 28, 2023, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more extensive expense and capital expenditure reductions. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of our Fiscal 2022 Form 10-K.

Profit Improvement Program

We launched our profit improvement program during Fiscal 2023, which focused on a comprehensive review of our cost structure. Early actions have been focused on the components of gross margin and contributed to margin expansion in the second and third quarters. Other significant work streams have been identified, actioned and incorporated into the company’s 2024 plans. The results of these initiatives are expected to yield gross margin expansion, as well as SG&A and depreciation leverage, resulting in an improved operating profit rate.

Results of Operations

During the third quarter, we saw significant strength across both our digital channels and stores, with digital revenue increasing by 10% and store revenue increasing 3% on a year-over-year basis due to strong execution driving improved traffic across AE and Aerie. Additionally, our profit improvement program resulted in profit-flow through due to preliminary actions targeted at improving gross margin. Momentum across our brands has continued into the fourth quarter and we continue to make progress on profit improvement initiatives and our strategic priorities aimed at generating consistent, profitable growth.

Overview

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,		October 29,
	2023	2022	2023		2022
Total net revenue	100.0%	100.0%	100.0%		100.0%
Cost of sales, including certain buying, occupancy and warehousing expenses	58.2	61.3	60.6		64.5
Gross profit	41.8	38.7	39.4		35.5
Selling, general and administrative expenses	27.8	25.1	28.1		26.3
Impairment, restructuring, and other charges	-	-	0.6	-	-
Depreciation and amortization expense	4.4	4.1	4.7		4.2
Operating income	9.6	9.5	6.0		5.0
Debt related charges	-	-	-		1.7
Interest (income) expense, net	(0.2)	0.3	(0.0)		0.3
Other (income) expense, net	(0.3)	0.1	(0.3)		(0.2)
Income before income taxes	10.1	9.1	6.3		3.2
Provision for income taxes	2.7	2.5	1.7		1.2
Net income	7.4%	6.6%	4.6%		2.0%

The following table shows our consolidated store data:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Number of stores:
Beginning of period	1,184	1,160	1,175	1,133
Opened	17	24	31	72
Closed	(2)	(5)	(7)	(26)
End of period	1,199	1,179	1,199	1,179
Total gross square feet at end of period (in '000)	7,333	7,309	7,333	7,309
International licensed/franchise stores at end of period (1)	301	261	301	261

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of October 28, 2023, we operated 873 American Eagle retail stores, which includes 187 Aerie side-by-side locations, five locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and 2 OFFLINE™ side-by-side locations, 307 Aerie stand-alone stores (including 38 OFFLINE™ stand-alone stores and 31 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 14 Todd Snyder stand-alone locations and five Unsubscribed locations.

Comparison of the 13 weeks ended October 28, 2023 to the 13 weeks ended October 29, 2022

Total Net Revenue

Total net revenue increased 5% for the 13 weeks ended October 28, 2023 at $1.301 billion, compared to $1.241 billion last year. Digital revenue increased 10%, while store revenue increased 3%. Digital results were driven by increased traffic due to several initiatives to improve customer engagement and experience. Last year included $12 million of revenue from excess end-of-season selloffs, which we did not anniversary this year, impacting revenue growth across brands and channels for the current year. Total comparable sales increased by 5% year-over-year, primarily due to strong traffic and transactions across channels. Average unit retail increased in the low-double digits, partially offset by lower units per transaction.

American Eagle

Total net revenue for the 13 weeks ended October 28, 2023 for the American Eagle brand was $857.4 million, a 2% increase compared to $837.6 million for the 13 weeks ended October 29, 2022. Last year included $6 million of revenue from excess end-of-season selloffs, which we did not anniversary this year. Total comparable sales increased 2% year-over-year, primarily due to digital traffic and transactions increasing in the low-double digits year-over-year.

Aerie

Total net revenue for the 13 weeks ended October 28, 2023 for the Aerie brand was $393.0 million, a 12% increase compared to $349.7 million for the 13 weeks ended October 29, 2022. Last year included $6 million of revenue from excess end-of-season selloffs, which we did not anniversary this year. Average unit retail price was up in the high-single digits year-over-year, partially offset by lower units per transaction. Total comparable sales increased 12% year-over-year driven by strong traffic and transactions.

Other

Total net revenue for the 13 weeks ended October 28, 2023 for our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms declined 3% to $111.8 million compared to $115.3 million for the 13 weeks ended October 29, 2022. The decrease is attributable due to $8 million of lower revenue from Quiet Platforms, partially offset by a $4 million increase in Todd Snyder brand revenue.

Gross Profit

Gross profit increased by $64.0 million, or 13% to $543.8 million for the 13 weeks ended October 28, 2023 compared to $479.8 million for the 13 weeks ended October 29, 2022. As a percentage of total net revenue, our gross margin increased 310 basis points to 41.8% for the 13 weeks ended October 28, 2023 from 38.7% for the 13 weeks ended October 29, 2022.

The increase in gross profit was primarily driven by incremental merchandise margin of $43 million related to the increase in total net revenue, including an improvement in markup, and $20 million of lower markdowns reflecting inventory control.

There was $4.5 million and $3.7 million of share-based payment expense included in gross profit for the periods ended October 28, 2023 and October 29, 2022, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 16% or $50.9 million to $362.0 million from $311.1 million last year. As a percentage of total net revenue, SG&A expenses increased 270 basis points to 27.8%, compared to 25.1% last year. The increase in expenses was primarily related to $25 million of increased incentive compensation and $10 million of increased store compensation, as well as increases in advertising and corporate related expenses. Incentive compensation increased as we are accruing performance-based incentives this year based on improvements in trend profitability compared to no accrual last year. Store compensation increased as a result of wage increases and new store openings, partially offset by efficiencies in our store labor model.

There was $5.4 million and $3.1 million of share-based payment expense included in SG&A expenses for the 13 week periods ended October 28, 2023 and October 29, 2022, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 10% or $5.3 million, to $56.4 million for the 13 weeks ended October 28, 2023, compared to $51.1 million for the 13 weeks ended October 29, 2022, which was primarily driven by investments in new stores and technology. As a percentage of total net revenue, depreciation and amortization expense was 4.4% for the 13 weeks ended October 28, 2023 compared to 4.1% for the 13 weeks ended October 29, 2022.

Operating Income

Operating income increased 7% or $7.9 million, to $125.4 million, or 9.6% as a percentage of total net revenue, for the 13 weeks ended October 28, 2023, compared to $117.5 million, or 9.5% as a percentage of total net revenue, for the 13 weeks ended October 29, 2022. The increase was primarily driven by higher gross profit, offset by increased SG&A and depreciation and amortization expenses.

American Eagle

Operating income for the 13 weeks ended October 28, 2023 for the American Eagle brand was $184.0 million, or 21.5% as a percentage of American Eagle total net revenue, compared to $174.1 million, or 20.8% as a percentage of American Eagle total net revenue, for the 13 weeks ended October 29, 2022.

The increase was primarily the result of a $29 million increase in gross profit driven by incremental merchandise margin on the increase in total net revenue, as well as improved markup and lower markdowns reflecting inventory control.

The gross profit improvement was partially offset by a $16 million increase in SG&A costs, primarily from a $7 million increase in incentive and store compensation, as well as increases in advertising, variable selling and other store expenses, and a $3 million increase in depreciation and amortization expense related to new store openings.

Aerie

Operating income for the 13 weeks ended October 28, 2023 for the Aerie brand was $75.9 million, or 19.3% as a percentage of Aerie total net revenue, compared to $56.5 million, or 16.2% as a percentage of Aerie total net revenue, for the 13 weeks ended October 29, 2022.

The increase was primarily the result of a $33 million increase in gross profit driven by incremental merchandise margin on the increase in total net revenue, as well as improved markup and lower markdowns reflecting inventory control, partially offset by incremental rent from new store openings and higher delivery and variable expense from increased digital sales. The gross profit improvement was partially offset by a $12 million increase in SG&A expenses primarily driven by store compensation and increased incentives.

Other

Operating loss for the 13 weeks ended October 28, 2023 for our other operations was ($8.6) million compared to ($11.7) million for the 13 weeks ended October 29, 2022. The increase was primarily the result of a $4 million increase from Quiet Platforms as a result of improved gross profit and lower expenses offset by a $2 million decline in the Todd Snyder brand as a result of increased rent and SG&A costs from new store openings.

General Corporate Expenses

General corporate expenses increased by $24 million for the 13 weeks ended October 28, 2023, primarily due to a $19 million increase in corporate compensation and incentives, as well as various increases in other corporate expenses.

Interest (Income) Expense, net

Interest (income) expense increased $6.8 million, to ($2.9) million, for the 13 weeks ended October 28, 2023, compared to $3.9 million for the 13 weeks ended October 29, 2022. The change was primarily attributable to lower borrowings on our Credit Facility and the elimination of convertible note interest expense on the 2025 Notes due to their Early Redemption this year, as well as a $3 million increase in interest income this year.

Other (Income) Expense, net

Other (income) expense, net was ($4.0) million for the 13 weeks ended October 28, 2023, compared to other (income) expense, net of $0.8 million for the 13 weeks ended October 29, 2022. The increase was primarily attributable to foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended October 28, 2023 was 26.9% compared to 28.0% for the 13 weeks ended October 29, 2022. The decrease in the effective tax rate for the 13 weeks ended October 28, 2023 was primarily due to international tax provisions of the Tax Cuts and Jobs Act (the “Tax Act”), overall geographic mix of earnings in jurisdictions in which the Company operates, offset by non-deductible executive compensation.

Net Income

Net income increased $15.4 million, to $96.7 million for the 13 weeks ended October 28, 2023, or 7.4% as a percentage of total net revenue, compared to net income of $81.3 million, or 6.6% as a percentage of total net revenue for the 13 weeks ended October 29, 2022.

Net income per share increased to $0.49 per diluted share for the 13 weeks ended October 28, 2023, compared to $0.42 per diluted share, for the 13 weeks ended October 29, 2022. The change in net income was attributable to the factors noted above.

Comparison of the 39 weeks ended October 28, 2023 to the 39 weeks ended October 29, 2022

Total Net Revenue

Total net revenue increased 3%, or $89.1 million, to $3.583 billion for the 39 weeks ended October 28, 2023 compared to $3.494 billion for the 39 weeks ended October 29, 2022. Store revenue increased 4% and digital revenue was flat to last year. Last year included $36 million of revenue from excess end-of-season selloffs, which we did not anniversary this year, impacting revenue growth across brands and channels. Total comparable sales increased 1%.

American Eagle

Total net revenue for the 39 weeks ended October 28, 2023 decreased slightly for the American Eagle brand to $2.295 billion as compared to $2.301 billion for the 39 weeks ended October 29, 2022. Last year also included $16 million of revenue from excess end-of-season selloffs, which we did not anniversary this year. For the 39 weeks ended October 28, 2023, total comparable sales decreased by 1%.

Aerie

Total net revenue for the 39 weeks ended October 28, 2023 for the Aerie brand was $1.133 billion, a 9% increase compared to $1.043 billion for the 39 weeks ended October 29, 2022. The increase was primarily due to 53 net new store openings since the first quarter of Fiscal 2022, as well as a 5% comparable sales increase. These amounts were partially offset by $18 million of revenue from excess end-of-season selloffs in the prior year, which we did not anniversary this year.

Other

Total net revenue for the 39 weeks ended October 28, 2023 for our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms, was $329.5 million compared to $315.3 million for the 39 weeks ended October 29, 2022. The increase was primarily due to an increase in Todd Snyder brand revenue of $23 million offset by a decline in Quiet Platforms revenue of $10 million.

Gross Profit

Gross profit increased 14% or $172.2 million, to $1.410 billion for the 39 weeks ended October 28, 2023 compared to $1.238 billion last year. Our gross margin percentage increased to 39.4% of revenue from 35.5% of revenue last year.

The increase in gross profit was driven by the total net revenue increase in the Aerie brand, as well as $60 million of lower inbound transportation costs and product costs and $46 million of lower markdowns due to inventory control and lower end-of-season selloffs this year. Distribution, warehousing and delivery costs also decreased $22 million, partially offset by $20 million of incremental incentive compensation and increased rent of $7 million primarily related to new store openings.

There was $15.3 million and $13.1 million of share-based payment expense included in gross profit for the 39 week periods ended October 28, 2023 and October 29, 2022, respectively, comprised of both time and performance-based awards.

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

Selling, General and Administrative Expenses

SG&A expenses increased 10% or $88.5 million to $1.006 billion from $917.7 million last year. As a percentage of total net revenue, SG&A expenses increased 180 basis points to 28.1%, compared to 26.3% last year.

The increase in expenses was primarily related to $41 million of increased incentive compensation and $10 million of increased store compensation, as well as increases in advertising, professional services, corporate and store related expenses. Incentive compensation increased as we are accruing a baseline of performance-based incentives this year based on improvements in trend profitability compared to no accrual last year.

There was $19.9 million and $16.9 million of share-based payment expense included in SG&A expenses for the 39 week periods ended October 28, 2023 and October 29, 2022, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and Other Charges

During the 39 weeks ended October 28, 2023, the Company recorded $21.3 million of impairment, restructuring and other charges related to Quiet Platforms, including $10.8 million of impairment of supply chain technology assets due to insufficient prospective cash flows to support the asset value resulting from the restructuring of Quiet Platforms, $5.6 million of employee severance, and $4.9 million of contract related charges, resulting from the restructuring of Quiet Platforms. There were no impairment, restructuring and other charges for the 39 weeks ended October 29, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 15%, or $22.4 million, to $169.0 million for the 39 weeks ended October 28, 2023, compared to $146.7 million for the 39 weeks ended October 29, 2022, which was primarily driven by investments in new stores and technology. As a percentage of total net revenue, depreciation and amortization expense was 4.7% this year compared to 4.2% last year.

Operating income

Operating income increased by 23%, or $40.0 million, to $213.5 million, or 6.0% as a percentage of total net revenue, for the 39 weeks ended October 28, 2023, compared to $173.5 million, or 5.0% as a percentage of total net revenue, for the 39 weeks ended October 29, 2022. The increase was primarily driven by higher gross profit, partially offset by higher

SG&A and depreciation and amortization expenses, as well as $21.3 million of impairment, restructuring and other charges incurred this year.

American Eagle

Operating income for the 39 weeks ended October 28, 2023 for the American Eagle brand was $418.2 million, or 18.2% as a percentage of American Eagle total net revenue, compared to $387.2 million, or 16.8% as a percentage of American Eagle total net revenue, for the 39 weeks ended October 29, 2022.

The increase was primarily the result of a $63 million increase in gross profit from $25 million of lower markdowns reflecting inventory control and $27 million of incremental freight costs incurred last year, as well as a $14 million decrease in distribution, warehousing and delivery costs and a $10 million reduction in rent expense. These improvements were partially offset by an increase in incentive compensation expense. The gross profit improvement was partially offset by a $22 million increase in SG&A costs, primarily from increased incentive compensation of $10 million, advertising and store related expenses, partially offset by lower store salaries, as well as a $10 million increase in depreciation and amortization expense related to new store openings.

Aerie

Operating income for the 39 weeks ended October 28, 2023 for the Aerie brand was $188.8 million, or 16.7% as a percentage of Aerie total net revenue, compared to $111.4 million, or 10.7% as a percentage of Aerie total net revenue, for the 39 weeks ended October 29, 2022.

The increase was primarily the result of a $105 million increase in gross profit driven by incremental margin on the increase in total net revenue, as well as improved markup, including a $34 million benefit from incremental freight costs incurred last year, and $26 million of lower markdowns reflecting inventory control. These improvements were partially offset by $10 million in incremental rent related to new store openings and $5 million of incremental incentive compensation expense. The gross profit improvement was partially offset by a $20 million increase in SG&A costs, primarily from increased store and incentive compensation expense, as well as an $8 million increase in depreciation and amortization expense related to new store openings.

Other

Operating loss for the 39 weeks ended October 28, 2023 for our Todd Snyder and Unsubscribed brands, as well as Quiet Platforms was ($35.3) million, excluding the aforementioned $21.3 million of impairment, restructuring and other charges related to Quiet Platforms, compared to ($39.4) million for the 39 weeks ended October 29, 2022. The improvement was primarily the result of increased operating income from the Todd Snyder and Unsubscribed brands of $3 million and increased operating income of Quiet Platforms of $1 million.

General Corporate Expenses

General corporate expenses increased $51 million due to increased corporate compensation and incentive expense of $33 million, a $6 million increase in corporate office rent and depreciation, as well as various increases in other corporate expenses.

Debt Related Charges

Debt related charges of $60.1 million for the 39 weeks ended October 29, 2022 consists primarily of a $55.7 million induced conversion expense related to the Note Exchange in June 2022, along with certain other costs related to actions taken to strengthen our capital structure. There were no debt related charges for the 39 weeks ended October 28, 2023.

Interest (Income) Expense, net

Interest (income) expense, net decreased $13.1 million, to ($1.2) million, for the 39 weeks ended October 28, 2023, compared to $11.9 million for the 39 weeks ended October 29, 2022. The decrease was primarily attributable to $10 million of lower interest expense on the 2025 Notes as a result of the Note Exchanges and Early Redemption and lower borrowings on our Credit Facility, as well as increased interest income this year.

Other (Income) Expense, net

Other (income) expense, net increased $3.9 million, to ($9.4) million for the 39 weeks ended October 28, 2023, compared to ($5.5) million for the 39 weeks ended October 29, 2022. The increase was primarily attributable to foreign currency fluctuations.

Provision for Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 39 weeks ended October 28, 2023 was 27.0% compared to 34.1% for the 39 weeks ended October 29, 2022. The decrease in the effective tax rate for the 39 weeks ended October 28, 2023 was primarily due to the Note Exchange in June 2022 as a porton of the inducement charge was not deductible and state legislative changes that occurred in Fiscal 2022.

Net Income

Net income increased $93.2 million to $163.7 million for the 39 weeks ended October 28, 2023, or 4.6% as a percentage of total net revenue, compared to $70.5 million, or 2.0% as a percentage of total net revenue for the 39 weeks ended October 29, 2022.

Net income per share increased to $0.83 per diluted share for the 39 weeks ended October 28, 2023, including $0.08 of impairment, restructuring and other charges, compared to net income of $0.36 per diluted share, including $0.24 of debt related charges for the 39 weeks ended October 29, 2022. The change in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of October 28, 2023, our international licensing partners operated in 301 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of October 28, 2023, we had 104 company-owned stores in Canada, 79 in Mexico, 18 in Hong Kong, seven in Puerto Rico and three in Japan.

Liquidity and Capital Resources

Our uses of cash have historically been for working capital, the construction of new stores and remodeling of existing stores, information technology and e-commerce upgrades and investments, distribution center improvements and expansion, and the return of value to stockholders through the repurchase of common stock and the payment of dividends. Additionally, our uses of cash have included the development of the Aerie brand, investments in technology and omni-channel capabilities, and our international expansion efforts.

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of October 28, 2023, there were no borrowings under the Credit Facility. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025. As of October 28, 2023, the Company's 2025 Notes have been fully redeemed. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding our long-term debt.

As of October 28, 2023, we had approximately $240.9 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

	October 28, 2023	January 28, 2023	October 29, 2022
Working Capital (in thousands)	$522,187	$331,293	$591,675
Current Ratio	1.63	1.43	1.86

Working capital increased $190.9 million compared to January 28, 2023 and decreased $69.5 million compared to last year. The $69.5 million decrease in our working capital compared to October 29, 2022, is driven by a $158.8 million increase in cash and cash equivalents offset by a $111.6 million increase in accounts payable, a $60.0 million increase in accrued compensation and payroll taxes, a $42.6 million decrease in prepaid expenses and other, and a $11.5 million decrease in accounts receivable.

Cash Flows Provided by (Used For) Operating Activities

Net cash provided by operating activities totaled $284.3 million for the 39 weeks ended October 28, 2023, compared to net cash used for operating activities of $86.7 million for the 39 weeks ended October 29, 2022. For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Net cash used for investing activities totaled $144.3 million for the 39 weeks ended October 28, 2023, compared to net cash used for investing activities of $200.1 million for the 39 weeks ended October 29, 2022. Investing activities for the 39 weeks ended October 28, 2023 and October 29, 2022 primarily consisted of $134.9 million and $199.4 million, respectively, of capital expenditures for property and equipment.

Cash Flows Used for Financing Activities

Net cash used for financing activities totaled $69.0 million for the 39 weeks ended October 28, 2023, compared to net cash used for financing activities of $64.1 million for the 39 weeks ended October 29, 2022. Cash used for financing activities for the 39 weeks ended October 28, 2023 consisted primarily of $59.1 million used for cash dividends paid at a quarterly rate of $0.10 per share, and $10.7 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments.

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

As of October 28, 2023, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and $7.7 million outstanding in stand-by letters of credit. As of October 29, 2022, the Company had $343.0 million in outstanding borrowings under the Credit Agreement.

Capital Expenditures for Property and Equipment

Capital expenditures for the 39 weeks ended October 28, 2023 were $134.9 million, and included $67.8 million related to investments in our stores, including 31 new stores (14 American Eagle stores, 13 combined Aerie stand-alone stores and OFFLINE™ stand-alone stores, and 4 Todd Snyder stores), and fixtures and visual investments. Additionally, we continued to support our infrastructure growth by investing in information technology initiatives ($44.5 million), Quiet Platforms ($15.7 million), our supply chain infrastructure ($3.9 million), and other home office projects ($3.0 million).

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

During the 39 weeks ended October 28, 2023, we did not repurchase any shares under our publicly announced share repurchase program. As of October 28, 2023, our total remaining share repurchase authorization was 13.0 million shares.

During the 39 weeks ended October 28, 2023 and October 29, 2022, we repurchased approximately 0.8 million and 0.6 million shares, respectively, from certain employees at market prices totaling $10.7 million and $9.8 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended October 28, 2023, our Board declared a quarterly cash dividend of $0.10 per share on September 13, 2023, which was paid on October 27, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized loss of $21.3 million and $0.2 million is included in accumulated other comprehensive income during the 13 and 39 weeks ended October 28, 2023, respectively. Our market risk profile as of January 28, 2023 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2022 Form 10-K, which is unchanged as of October 28, 2023.

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

In connection with the preparation of this Quarterly Report, as of October 28, 2023, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended October 28, 2023:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (July 30, 2023 through August 26, 2023)	797	$14.81	—	12,977,130
Month #2 (August 27, 2023 through September 30, 2023)	3,071	$16.43	—	12,977,130
Month #3 (October 1, 2023 through October 28, 2023)	12,801	$16.21	—	12,977,130
Total	16,669	$16.18	—	12,977,130

(1)
There were no shares repurchased as part of our publicly announced share repurchase program and an aggregate of 16,669 shares were repurchased for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended October 28, 2023.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
During Fiscal 2019, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2024.

ITEM 5: OTHER INFORMATION

(C) Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 28, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name and Position	Action	Date	Rule 10b5-1*	Non - Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Jennifer Foyle, President, Executive Creative Director, AE and Aerie	Adoption	October 13, 2023	X		Up to 80,000	October 16, 2024

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS.

* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of October 28, 2023, January 28, 2023 and October 29, 2022, (ii) Consolidated Statements of Operations for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022, (iii) Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022, and (v) Consolidated Statements of Cash Flows for the 39 weeks ended October 28, 2023 and October 29, 2022.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 21, 2023

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)