Form 10-K
period 2024-02-03
AMERICAN EAGLE OUTFITTERS INC
filed 2024-03-15
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-33338a

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2023 was $2,550,643,168.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 197,156,524 Common Shares were outstanding at March 11, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III herein of this Annual Report on Form 10-K. The registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended February 3, 2024.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act”) that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•
the planned opening of approximately five to 15 American Eagle stores and approximately 25 to 40 Aerie and OFFLINE stores, which will be a mix of stand-alone and Aerie side-by-sides, during Fiscal 2024;
•
the anticipated selection of approximately 60 to 80 American Eagle and Aerie stores in the United States and Canada for remodeling during Fiscal 2024;
•
the potential closure of approximately 10 to 20 American Eagle stores at the expiration of their lease term, primarily in North America, during Fiscal 2024;
•
the success of our core American Eagle and Aerie brands through our omni-channel and licensed outlets within North America and internationally;
•
our plans for and shifting strategy around Quiet Platforms;
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
•
the impact of any global pandemic on macroeconomic conditions; and
•
the ability of our distribution centers and stores to maintain adequate staffing to meet increased customer demand.

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

PART I

Item 1. Business.

Company Overview

American Eagle Outfitters, Inc. (the “Company,” "AEO," “we,”, "us," and “our”) is a leading global specialty retailer. We operate and license nearly 1,500 retail stores worldwide and are online at www.ae.com and www.aerie.com in the United States ("U.S.") and internationally. Our brands are connected under the core tenet of REAL, which is inclusive, optimistic, and empowering and celebrates self-expression. Our purpose is to show the world that there's REAL power of optimism.

We offer a broad assortment of high-quality, on-trend apparel, accessories, and personal care products at affordable prices for men and women under the American Eagle ("AE") brand, and intimates, apparel, activewear, and swim collections under the Aerie and OFFLINE by Aerie brands. We sell directly to consumers through our retail channel, which includes our stores and concession-based shops-within-shops. We operate stores in the United States, Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores and online marketplace businesses throughout Asia (including India), Europe, Latin America, and the Middle East.

We also operate Todd Snyder New York (“Todd Snyder”), a premium menswear brand; Unsubscribed, which focuses on consciously made, slow fashion; and Quiet Platforms, which is a regionalized fulfillment center network.

Operating Segments

The Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the Chief Operating Decision Maker's (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure they are presented under the Other caption. See Note 15. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2024" refers to the 52-week period that will end on February 1, 2025, “Fiscal 2023” refers to the 53-week period ended February 3, 2024, “Fiscal 2022” refers to the 52-week period ended January 28, 2023, and "Fiscal 2021" refers to the 52-week period ended January 29, 2022.

Brands

American Eagle

American Eagle is a leading American jeans and apparel brand, the go-to destination for casual style, embraced by generations since 1977. We are rooted in authenticity, powered by positivity and inspired by our community. Our collections are designed to inspire self-expression and empower our customers to celebrate their own uniqueness.

Our brands are expanding products under our Real Good label, which reflects higher environmental standards compared to conventional methods and integrates more sustainable raw materials. Today, nearly all AE jeans are made under the Real Good label.

As of February 3, 2024, we operated 851 AE stores. We offer American Eagle products online at www.ae.com.

Aerie

Built on a platform of power, positivity and no photo retouching - inspiring people to love their real selves, Aerie is a fast-growing lifestyle brand offering intimates, apparel, activewear, and swim collections. With the #AerieREAL™ movement, we celebrate our community by advocating for body positivity and the empowerment of all people. As part of our Real Good promise, we create swimsuits, bras, and underwear with materials made from recycled polyester, recycled nylon fabric or sustainably sourced cotton.

OFFLINE by Aerie offers a complete collection of activewear and accessories made for real movement and real comfort. Built on the success of Aerie's leggings and sports bras, OFFLINE's unique take on an active lifestyle celebrates real life - when some days you feel like you can take on the world and other days you need that extra push to get off the couch. Our Real Good promise extends to the OFFLINE collections with some of our best-selling fleece, leggings and tees made with the planet in mind.

As of February 3, 2024, we operated 310 Aerie brand stand-alone stores, inclusive of 39 OFFLINE stand-alone stores and 33 OFFLINE side-by-side stores connected to an Aerie brand location. Included in the 851 AE brand store count described above, we also operated 187 Aerie side-by-side stores connected to an AE brand location, five locations with an AE brand location, Aerie brand location and OFFLINE connected as one store, and two OFFLINE side-by-side stores connected to an AE brand location. These locations are included within the 851 AE store count described above.

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

As of February 3, 2024, we operated 16 Todd Snyder stores. We offer Todd Snyder products online at www.ToddSnyder.com.

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

As of February 3, 2024, we operated five Unsubscribed stores. We offer Unsubscribed products online at www.unsubscribed.com.

Key Business Priorities & Strategy

In Fiscal 2024 we are focused on our "Powering Profitable Growth" plan with the following strategic priorities:

•
Amplifying our brands
•
Executing with financial discipline
•
Optimizing our operating capabilities

The Company will leverage customer-focused capabilities and continue to strengthen its return on investment ("ROI") discipline, while building on the power of AEO’s people, culture and purpose.

During Fiscal 2023 we were focused on our “Real Power. Real Growth.” value creation. AEO had the following strategic priorities:

•
Fueling Aerie to $2 billion in revenue; and
•
Driving sustained profitable growth for American Eagle.

Real Estate

We ended Fiscal 2023 with 1,182 Company-owned stores, and 310 licensed store locations. Our AE brand stores average approximately 6,800 gross square feet and our Aerie brand stand-alone stores, inclusive of OFFLINE stand-alone stores, average approximately 5,900 gross square feet. The gross square footage of our Company-owned stores decreased by 1% to 7.2 million during Fiscal 2023.

Company-Owned Stores

Our Company-owned retail stores are located in shopping malls, lifestyle centers, and street locations in the United States, Canada, Mexico, and Hong Kong.

Refer to Note 16. “Impairment, Restructuring and Other Charges,” to the Consolidated Financial Statements included in this Annual Report for additional information regarding impairment charges related to our Company-owned stores.

The following table provides the number of our Company-owned stores in operation as of February 3, 2024 and January 28, 2023.

	Fiscal Years Ending
	February 3,	January 28,
	2024	2023
AE Brand:
United States	696	715
Canada	75	75
Mexico	64	56
Hong Kong	16	16
Japan	-	3
Total AE Brand (1)	851	865
Aerie Brand:
United States	262	248
Canada	30	29
Mexico	16	16
Hong Kong	2	2
Total Aerie Brand (2)	310	295
Todd Snyder	16	10
Unsubscribed	5	5
Total Consolidated	1,182	1,175

(1) Includes 187 Aerie side-by-side stores connected to an AE brand location, five locations with AE brand, Aerie brand and OFFLINE connected as one store, and two OFFLINE side-by-side stores connected to an AE brand location.

(2)
Includes 39 OFFLINE stand-alone stores and 33 OFFLINE side-by-side stores connected to an Aerie brand location.

The following table provides the changes in the number of our Company-owned stores for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2023	1,175	42	(35)	1,182
2022	1,133	87	(45)	1,175
2021	1,078	103	(48)	1,133
2020	1,095	40	(57)	1,078
2019	1,055	66	(26)	1,095

Licensed Operations

Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets and shop-in-shop concessions and operate online marketplace businesses. As of February 3, 2024, our international licensing partners operated in 310 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

We plan to continue to increase the number of locations under license agreements or similar arrangements as part of our disciplined approach to global expansion.

AEO Direct

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, and our AEO apps, both domestically and internationally in approximately 80 countries. We also sell AE and Aerie brand merchandise on various international online marketplaces. We offer Todd Snyder and Unsubscribed brand products online at www.toddsnyder.com and www.unsubscribed.com, respectively. The digital channels reinforce each particular brand platform and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing to drive qualified traffic to our site and improving the digital customer experience to drive increased conversion.

Omni-Channel

In addition to our investments in technology, we have invested in building omni-channel capabilities to better serve customers and gain operational efficiencies. These upgraded technologies provide a single view of inventory across channels, connecting physical stores directly to our digital store and providing our customers with a more convenient and improved shopping experience. Our United States and Canadian distribution centers and our edge fulfillment distribution centers are fully omni-channel and service both stores and digital businesses. We offer the ability for customers to return products seamlessly via any channel regardless of where the products were originally purchased. We also offer a variety of channels to fulfill customer orders. These include “ship to home,” which can be fulfilled either through our distribution center or our store sites (buy online, ship from stores) when purchased online or through our apps; “store pick-up,” which consists of online orders being fulfilled either in store or curbside, and “store-to-door” where customers order within our store, and the goods are shipped directly to their home. We are currently evaluating our digital capabilities by using cloud-based technology infrastructure and will enhance these channels with appropriate and reliable machine learning models intended to improve our customer experience.

Customer Loyalty Program

Real Rewards by American Eagle and Aerie™ (the “Program”) is a highly digitized loyalty program. The Program features a variety of benefits for loyalty members and credit card members.

Real Rewards by American Eagle and Aerie™ highlights include:

•
Faster earn rates, which equal more rewards;
•
Exclusive access to member promotions, discounts, and experiences;
•
Enhanced shipping perks; and
•
Special card-member discounts and tier benefits.

Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn dollar rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Merchandise Suppliers

We design our merchandise, which is manufactured by third-party factories. During Fiscal 2023, we purchased substantially all of our merchandise from non-North American suppliers. We sourced merchandise through approximately 356 vendors located throughout the world, primarily in Asia, and did not source more than 10% of our merchandise from any single factory or supplier. Although we purchase a significant portion of our merchandise through a single international buying agent, we do not maintain any exclusive commitments to purchase from any one vendor.

We maintain quality control departments at our distribution centers to inspect incoming merchandise shipments for overall quality of manufacturing. Inspections are also made by our employees and agents at manufacturing facilities to identify quality issues prior to shipment of merchandise.

We maintain an extensive factory inspection program to monitor compliance with our Supplier Code of Conduct. New garment factories must pass an initial inspection in order to do business with us and we continue to review their performance against our guidelines regarding working conditions, employment practices, and compliance with local laws through internal audits by our compliance team and the use of third-party monitors. We strive to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices, and workplace safety. We are a certified, validated member of the Customs-Trade Partnership Against Terrorism program (“CTPAT”), a designation we have held since 2004. CTPAT is a voluntary program offered by United States Customs and Border Protection (“CBP”) in which an importer agrees to work with CBP to strengthen overall supply chain security. In 2016, we were accepted into the Apparel, Footwear, and Textiles Center, one of CBP’s Centers of Excellence and Expertise (“CEE”). The CEEs were created to ensure uniformity, create efficiencies, reduce redundancies, enhance industry expertise, and facilitate trade, all with a final goal of reduced costs at the border and allowing CBP to focus on high-risk shipments.

Inventory and Distribution

Merchandise is shipped directly from our vendors and deconsolidated to our Company-owned distribution centers in Hazleton, Pennsylvania and Ottawa, Kansas, our regional distribution centers strategically located throughout the United States, or our Canadian distribution center in Mississauga, Ontario. Additionally, some products are shipped directly to stores, which reduces transit times and lowers operating costs. We contract with third-party distribution centers in Mexico and Hong Kong to service our Company-owned stores and e-commerce operations in those regions.

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

Our licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations including the Uyghur Forced Labor Prevention Act ("UFLPA"), and we are not aware of any violations that could reasonably be expected to have a material adverse effect on our consolidated business or operating results.

Human Capital Management

Our people come first. As of February 3, 2024, we employed approximately 43,100 associates throughout the world, of whom approximately 32,800 were part-time or seasonal associates. We employed approximately 36,000 associates in the United States, of whom approximately 27,700 were part-time or seasonal associates.

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

To evaluate our REAL culture, we look holistically at all the beliefs, values and behaviors that reflect how our best work is done. We aim to ensure there is alignment between what is espoused and what is practiced. We believe that our consistently strong internal employee satisfaction scores, corporate exit survey data, and other ratings demonstrate the achievement of this goal.

Our culture model is composed of Listening, Observing, Supporting, and Informing:

•
Listening to our associates, customers and candidates through reviews of culture surveys, exit surveys, on-boarding surveys, third-party reporting, LinkedIn responses, and hotline reporting; we support open door engagement and conduct Company-wide town halls and leader-directed roundtables on a periodic basis.
•
Observing who we are and what our associates are doing by regularly reviewing data that includes retention rates.

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

During Fiscal 2023, we prioritized growth through developing our people, our brands, and our operations. Our growth of people focused on supporting the health and well-being of our associates, customers and communities while also supporting connection and collaboration and remaining diligent in the execution of our corporate social responsibility objectives.

TALENT MANAGEMENT PROGRAMS

We utilize an integrated set of talent management tools and programs, rooted in our values, that thread through the entire talent lifecycle. Consistent talent reviews, performance evaluations, equitable pay practices and succession planning have contributed to a full-time voluntary and mutual turnover rate of approximately 27% for Fiscal 2023, which includes our store associates, as compared to our 26% five year Company average. We support associate development through numerous programs, including AEO Academy, an online training platform that provides eligible associates with continuous learning opportunities. AEO Academy has over 2,900 modules, which in the aggregate were completed 600,000 times during Fiscal 2023, with over 14.9 million views on the platform since it was launched in late Fiscal 2019. Our focus on associate development led to a full-time promotion rate of approximately 25% for Fiscal 2023 compared to our 24% five year Company average.

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

We are a global company with people from many different backgrounds. In the U.S. alone, as of February 3, 2024, approximately 47% of our associates self-identified as people of color (“POC”). Specifically, our U.S. population is approximately 52% White, 27.5% Hispanic, 10.5% Black, 4% Asian, 1% American Indian or Native Hawaiian, 4% two or more races or other, and 1% not reported. Globally, approximately 80% of our associates self-identified as women.

We have three IDEA Pillars: Hiring, Community and Development.

Hiring. AEO believes that a diverse workforce makes us stronger as an organization. We do so by attracting and converting top talent through continual and inclusive improvement of hiring processes and the strategic expansion of where we find and cultivate candidates.

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

Development. We believe in equipping our leaders and our associates with the necessary resources to create and maintain an inclusive and equitable workplace, investing in the career progression of associates, and developing a pipeline of future and emerging leaders.

During Fiscal 2023 we believe that we made significant progress on our IDEA initiatives at AEO, including:

•
The announcement of our third class of 15 recipients of the Steven Davis Scholarship for Social Justice (renamed in honor of the late Steven Davis, a Director of the AEO Board who passed away in 2022). The scholarship program is supported by an investment of $5 million, providing annual full scholarships to 15 associates who are actively driving anti-racism, equality and social justice initiatives.
•
Continuing our commitment to using both qualitative and quantitative data to inform our strategies and priorities, we obtained IDEA-related data through training and voluntary survey responses from our largest population of associates to date. These efforts provide us with important data-points to measure future progress.
•
The expansion of our Structured Hiring process, we are operationalizing a more thoughtful and standardized approach to hiring, leading to a more equitable, accessible and inclusive process.
•
Leveraged partnerships with external organizations such as The Advanced Leadership Institute (TALI), Carnegie Mellon University, and the National Retail Federation to expand the scope and reach of development opportunities, particularly focused on emerging leaders.
•
The expansion of our Networks and Connection (our Employee Resource Groups) membership further into non-corporate populations allowing for greater engagement nationwide in IDEA-related activities. For example, the Real Pride Network organized and coordinated Pride Month events across the country with local store associates and community-based organizations.
•
Consistent with our goal to strategically expand our sources of talent acquisition, we engaged with organizations and departments within both colleges and universities frequently referred to as predominantly white institutions (PWIs) and historically black colleges and universities (HBCUs), highlighted by closer partnerships with organizations at the University of Pittsburgh and a new partnership with North Carolina Central University and Harlem’s Fashion Row.

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

Our compensation programs are composed of three key elements:

•
Competitive base pay rates, which are aligned to specific roles and skills, market rates, and relevant experience;
•
Incentive bonuses for full-time associates, which are structured to deliver financial rewards for the delivery of monthly, quarterly, or annual results; and
•
Annual stock awards for over 550 leaders and key individual contributors throughout areas of the business, including the senior management team, which provide a commonality of interest between our leaders and shareholders.

We recognize that benefits are highly personal, and we offer a broad suite of inclusive plans and programs to our workforce, understanding that their needs and priorities vary. Subject to the satisfaction of certain eligibility requirements, our full-time associates have access to a variety of medical, dental and vision plan offerings. In the U.S., our largest market, we also offer holistic well-being programs, a 401(k), Employee Stock Purchase Plan, student loan debt support, onsite health care centers in key locations, and paid parental and caregiver leave.

HEALTH AND SAFETY

The health, safety, and security of our employees, customers, and partners stands at the forefront of our company values and operational priorities. With steadfast dedication to a people-first philosophy, we commit ourselves to comprehensive health and safety programs that permeate every level of our organization.

Our Health and Safety Management Program is engineered to employ proactive strategies in community health monitoring, accident prevention, and thorough employee training, thus ensuring swift and effective responses to any arising issues. This program ingrains safety as a collective responsibility, where management is not only responsible but fully accountable for upholding the high standards established by our company.

By concentrating our efforts on the analysis of leading health and safety-related indicators, we proactively address potential risks, aiming to preempt accidents before they have a chance to take place. This is achieved through observation and coaching of our associates' work practices, to ensure any unsafe behavior is promptly corrected.

AEO's commitment to excellence is underscored by an annual benchmarking and auditing process, the results of which are reviewed by our executive management team. From there, we implement any necessary corrective actions to amend identified deficiencies, thus reinforcing our safety framework.

The foundational principle that creates an optimal working and shopping environment at AEO is our embrace of groundbreaking security technologies. By employing sophisticated screening techniques for personnel and vehicles and the incorporation of AI and advanced analytics, we enhance situational awareness and early detection capabilities to identify any security deviations deserving prompt attention.

Our multi-layered approach to security, bolstered by technology, training regimes, and vigilance, has in our view positioned AEO as a benchmark for safety in our industry.

Additionally, AEO's investment in global risk & threat intelligence reflects our proactive stance on identifying and mitigating potential threats from a variety of arenas, including health pandemics, geopolitical shifts, and global conflicts. Our focused risk analysis strategies continue to effectively safeguard our people, product, and property worldwide.

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

We have registered AMERICAN EAGLE OUTFITTERS®, AMERICAN EAGLE®, AE®, AEO®, LIVE YOUR LIFE®, AERIE®, and various eagle designs with the Canadian Intellectual Property Office. We also have applied to register OFFLINE BY AERIE™ for a variety of products including clothing and apparel.

In the United States and in other countries around the world, we also have registered, or have applied to register, a number of other marks used in our business, including TODD SNYDER®, UNSUBSCRIBED®, AE77®, and AE 24/7™, and our pocket stitch designs also have been registered as protected marks and/or have been adjudicated by courts in the U.S. as protected marks.

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

Information About our Executive Officers

Marisa A. Baldwin, age 53, has served as our Chief Human Resources Officer since September 2021. Prior to joining us, Ms. Baldwin served as Chief Human Resources Officer at Ascena Retail Group/ANN Inc. from November 2019 to May 2021; as Senior Vice President, Human Resources & Corporate Communications (ANN INC.) from 2015 to 2019; and as Vice President, Human Resources, ANN INC. from 2011 to 2015. Prior thereto, Ms. Baldwin served in human resources leadership roles focused on the growth and expansion of Starbucks Corporation and building a culture of inclusion at Diageo North America, Inc.

Jennifer M. Foyle, age 57, has served as our President, Executive Creative Officer – AE and Aerie since June 2021 and as Chief Creative Officer, AEO Inc. and Global Brand President – Aerie from September 2020 to June 2021. Prior thereto she served as our Global Brand President - Aerie since 2015. Ms. Foyle served as Executive Vice President, Chief Merchandising Officer - Aerie from February 2014 to January 2015 and Senior Vice President, Chief Merchandising Officer – Aerie from August 2010 to February 2014. Prior to joining us, Ms. Foyle was President of Calypso St. Barth from 2009 to 2010. In addition, she was the Chief Merchandising Officer at J. Crew Group, Inc., from 2003 to 2009. Early in her career, Ms. Foyle was the Women’s Divisional Merchandise Manager for Gap Inc. from 1999 to 2003 and held various roles at Bloomingdales from 1988 to 1999.

Michael A. Mathias, age 49, has served as our Executive Vice President and Chief Financial Officer since April 2020. Prior thereto, he served as Senior Vice President, Financial Planning & Analysis from October 2017 to April 2020, and in various key financial and operational roles since joining us in 1998 through 2014. From 2016 to 2017, Mr. Mathias served as Vice President, Financial Planning and Strategy at General Nutrition Centers, Inc. From 2014 to 2016, he served as President and Managing Partner of SY Ventures.

Jay L. Schottenstein, age 69, has served as our Executive Chairman and Chief Executive Officer since December 2015. Prior thereto, Mr. Schottenstein served as our Executive Chairman, Interim Chief Executive Officer from January 2014 to December 2015. He has also served as the Chairman of the Company and its predecessors since March 1992. He served as our Chief Executive Officer from March 1992 until December 2002 and prior to that time, he served as a Vice President and Director of our predecessors since 1980. He has also served as Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as President since 2001. Prior thereto, Mr. Schottenstein served as Vice Chairman of SSC from 1986 to 1992. He has been a Director of SSC since 1982. Mr. Schottenstein also has served since March 2005 as Executive Chairman of the Board of Designer Brands Inc. (f/k/a DSW Inc.) (NYSE: DBI) and formerly served as that company’s Chief Executive Officer from March 2005 to April 2009. He has also served as a member of the Board of Directors for Albertsons Companies, Inc. (NYSE: ACI) since 2006 to 2022. He has also served as an officer and director of various other entities owned or controlled by members of his family since 1976.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, that we electronically file with or furnish to the SEC, pursuant to Section 13(a) or Section 15(d) of the Exchange Act, as well as our definitive proxy materials filed with the SEC pursuant to Section 14 of the Exchange Act, are all available under the Investor Relations section of our website at www.aeo-inc.com. These reports and materials are made available as soon as reasonably practicable, free of charge, after such reports and materials are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Our corporate governance materials, including our corporate governance guidelines: the charters of our audit, compensation, and nominating governance and corporate social responsibility committees; and our code of ethics may also be found under the Investor Relations section of our website at www.aeo-inc.com. Copies of these corporate governance materials are also available upon written request.

Additionally, our investor presentations are available under the Investor Relations section of our website at www.aeo-inc.com. These materials are available no later than the time they are presented at investor conferences.

We have included the above website addresses and other website addresses throughout this report as inactive textual references only. The information contained on or accessible through any of our websites or any other websites is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report.

Item 1A. Risk Factors

Macroeconomic and Industry Risks

Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and changes in consumer preferences have had and could continue to have a material adverse effect on our business, results of operations and financial condition.

The uncertain state of the global economy continues to impact businesses around the world, including ours. Inflation and other macroeconomic pressures in the United States and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers, and consumers may reduce discretionary spending.

If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

•
The success of our operations is highly dependent on consumer spending, which can be negatively impacted by economic conditions and other factors that affect disposable consumer income, including income taxes, payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. During Fiscal 2023, interest rates continued to increase, and consumer confidence remained below pre-COVID-19 levels. Additionally, risks relating to a potential recession during Fiscal 2024 remain. Any of these factors could lead to a decrease in consumer spending. Declines in consumer spending have and, in the future, may result in decreased demand for our products, increased inventories, lower revenues, higher discounts, pricing pressure and lower gross margins.
•
We may be negatively impacted by changes in consumer preferences and discretionary spending habits such as consumers reallocating spending to non-apparel retail discretionary consumer spending.
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

Our future success depends, in part, upon our ability to identify and respond to fashion trends and changing consumer preferences in a timely manner. Lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. Our failure to enter into agreements for the manufacture and purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales. Changes in fashion trends, if unsuccessfully identified, forecasted or responded to markdowns or write-offs, could negatively impact our ability to achieve or maintain profitability and have a material adverse effect on our business partners. In particular, unanticipated changes such as those that resulted from events beyond our control, such as the COVID-19 pandemic, could also negatively impact our brand image with our customers and result in diminished brand loyalty.

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

The sale of apparel, accessories, intimates, and personal care products is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, fast-fashion retailers, local, regional, national, and international department stores; discount stores and online businesses. Competition in the apparel industry is particularly enhanced in the digital marketplace, where there are new entrants in the market, greater pricing pressure and heightened customer expectations and competitive pressure related to, among other things, customer engagement, delivery speed, shipping charges and return privileges. In addition, fast fashion, value fashion and off-price retailers have shifted customer expectations of pricing for well-known brands and have contributed to additional promotional and pricing pressure in recent years. Changing consumer preferences has resulted and may continue to result in new competition for our products. The substantial sales growth in the digital channel within the last several years has increased competition due to new entrants and established competitors, particularly in terms of customer engagement, delivery speed, shipping charges and return privileges. Some of these competitors have robust digital consumer experiences and highly efficient delivery systems. Furthermore, the decrease in mall traffic is putting a greater reliance on the digital channel and thus increasing the competitive threat.

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

•
Safely evaluation and incorporating new technologies, such as artificial intelligence ("AI"), machine learning, and other relevant innovation.

In light of the competitive challenges we face, we may not be able to compete successfully in the future, which may result in lower market share. Additionally, increases in the number of our competitors could reduce our sales, which in turn could have a material adverse effect on our results of operations and financial condition.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises and results of elections, negative global climate patterns, or other catastrophic events.

Our operations, those of our licensees, our suppliers, or our customers, could be negatively impacted by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, U.S. and foreign election uncertainty, labor unrest, and other political instability (including, without limitation, the ongoing war between Russia and Ukraine and the war between Israel and Hamas); negative global climate patterns, especially in water-stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our licensees or other third parties to operate our stores or websites, or could impact our business as a whole if the impacted region includes our corporate offices. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and consumers’ perception of our brands. To the extent that any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

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

Strategic Risks

Our inability to grow and optimize our digital channels and leverage omni-channel capabilities could adversely impact our business.

We have made and expect to continue to make significant investments in building our technologies and digital capabilities in three key areas: mobile technology, digital marketing, and the digital customer experience. We have made significant capital investments in these areas but there is no assurance that we will realize expected returns on those investments or be successful in growing and optimizing digital channels.

In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, violations of evolving laws and regulations, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar compromises, artificial intelligence and machine learning, and disruption of internet service. Changes in U.S. and foreign governmental regulations may also negatively impact our ability to deliver products to our customers through our digital channels. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.

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

Our inability to execute on our key business priorities could have a negative impact on our growth and profitability.

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

As we pursue our international expansion initiatives, we are subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, which may impose new or changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change. Violations of these laws could subject us to actions of government regulatory authorities, including sanctions, import restrictions, and tariffs, or other penalties that could have an adverse effect on our reputation, operating results and financial condition.

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

Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. In Fiscal 2023, digital sales represented 39% of our total revenue. In order to grow and remain competitive, we will need to continue to adapt to future changes in technology, including the development of artificial intelligence, to address the changing demands of consumers. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations.

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

In addition, most of our corporate office associates are working on a hybrid schedule (in office/telework). If our associates are unable to work because of ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of security incidents, data breaches or cyberattacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government-imposed penalty.

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

The information technology networks and systems owned, operated, controlled or used by us or our vendors may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyber-attacks or catastrophic events, all of which may not be prevented by our efforts to secure our information technology systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process consumer orders or to track, record or analyze the sale of our products, loss or corruption of data or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property. In addition, certain new technologies, including AI, present new and significant cybersecurity safety risks that much be analyzed and addressed before implementation.

We utilize security tools and controls and also rely on our third-party vendors to use sufficient security measures, including encryption and authentication technology, in an effort to protect personal and other sensitive information. However, advances in information technology capabilities (including AI), increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors, to adequately protect personal or other sensitive information and there can be no assurance that we or our vendors will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data (including input into a third-party generative AI platform), or that any such data compromise or unauthorized access will be discovered or remediated in a timely fashion.

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

We and our third-party vendors regularly experience cyber-attacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill consumer orders. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. We and our third-party vendors may not anticipate, detect, or prevent all types of attacks until after they have already been launched because the techniques used to obtain unauthorized access are increasingly sophisticated, constantly evolving and may not be known in the market. For example, as artificial intelligence continues to evolve, cyber-attackers could also use artificial intelligence to develop malicious code and sophisticated phishing attempts. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors or their personnel or other parties. If we or our third-party service providers experience security breaches that result in marketplace performance problems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites, and our reputation and market position could be harmed. Existing consumers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

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

We are also exposed to risks caused by new or ongoing armed conflicts. For example, the ongoing war between Russia and Ukraine and the war between Israel and Hamas have caused and continue to cause disruption, instability and volatility in global markets. These conflicts have caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions and inflationary pressures, among other factors.

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

In addition, we require our suppliers to comply with applicable laws, including labor, safety, anti-corruption, human rights, and environmental laws, and to otherwise meet our Vendor Code of Conduct and other industry standards. Our ability to find qualified suppliers who uphold our standards and provide access to products in a timely and efficient manner in the volume we may demand, in compliance with applicable laws, can present a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Further, United States foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries and entities, the limitation on the importation of goods containing certain materials from other countries and other factors relating to foreign trade policy are beyond our control and uncertain given the pending elections.

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

Our success depends to a significant extent upon our ability to attract and retain qualified key personnel, including senior management, and, in particular, Jay Schottenstein, our Executive Chairman and CEO as well as Jennifer Foyle, our President, Executive Creative Officer - AE and Aerie. Collective or individual changes in our senior management and other key personnel could have an adverse effect on our ability to determine and execute our strategies, which could adversely affect our business and results of operations. There is a high level of competition for senior management and other key personnel, and we cannot be assured we will be able to attract, retain, and develop a sufficient number of qualified senior managers and other key personnel.

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

Legal, Tax, and Regulatory Risks

We are subject to stringent and changing laws, regulations, and standards, related to data privacy, protection, and security. Our failure to comply with privacy laws and regulations could have a material adverse effect on our business.

State, federal, and foreign governments are increasingly enacting laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. A variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance and certain industry standards regarding privacy, data protection, consumer protection, information security and the processing of personal information and other data apply to our business. The state and federal legislative and regulatory activity in this area may result in new or amended regulation or guidance that may hinder our business, for example, by restricting use or sharing of consumer data (including for marketing and advertising) or otherwise regulating AI (including the use of algorithms and automated processing) which could materially affect our business or significantly increase the cost of compliance.

We are also subject to other consumer data and protection/privacy laws, including California's Consumer Legal Remedies Act and unfair competition and false advertising laws, the Fair and Accurate Credit Transactions Act and the Telephone Consumer Protection Act, and Canada's Anti-Spam Law. Additionally, the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules, and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Such events may increase our expenses, expose us to liabilities and impair our reputation, which could have a material adverse effect on our business.

While we aim to comply with applicable privacy and data protection laws and obligations in all material respects, there is no assurance that we will not be subject to claims that we have violated such laws and obligations, will be able to successfully defend against such claims, or will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent that multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve, or impossible to achieve, and we could be subject to fines and penalties in the event of non-compliance.

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

Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or agent of the Company to the Company or the Company’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (iii) action asserting a claim against the Company or any current or former director or officer or other employee or agent of the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or the Company’s Amended and Restated Certificate of Incorporation or Bylaws; (iv) action asserting a claim related to or involving the Company or any current or former director or officer or other employee or agent of the Company that is governed by the internal affairs doctrine of the State of Delaware or (v) action asserting an “internal corporate claim,” as that term is defined in Section 115 of the DGCL shall, in each case, be the Delaware Court of Chancery located within the State of Delaware (or, if the Delaware Court of Chancery located within the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware). Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice-of-forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provisions in the Company’s Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act, as amended, or the respective rules and regulations promulgated thereunder.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks, as described in Part I, Item 1, Business, are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to establishing and protecting our trademarks and service marks. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or seeking to block sales of our products. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States Litigation regarding our trademarks, copyrights and other intellectual property rights could adversely affect our business, financial condition, and results of operations.

The legal and regulatory environment could adversely affect our financial condition and results of operations.

We are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, taxes, tariffs, competition, privacy, data security, artificial intelligence, consumer protection, import/export, marketing, pricing, anti-corruption, including the Foreign Corrupt Practices Act, and climate change. Additional legal and regulatory requirements have increased the complexity of the regulatory environment and the cost of compliance. If we fail to comply with these laws, we could become subject to enforcement actions or the imposition of significant fines or penalties, which could harm our operations, our ability to conduct the business and/or our reputation. Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. If these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors, contractors, vendors, suppliers, or employees, we could experience delays in shipments or receipt of goods or be subject to fines or other penalties, any of which could adversely affect our business, our financial condition and the mark price of our common stock. Also, changes in laws and regulations could make operating our business more expensive or require us to change the way we do business.

We also face the risk of legal actions being filed against us including class actions, and we may be impacted by litigation trends, including class action lawsuits involving current/former employees, consumers and shareholders, which could make a material adverse effect on our reputation, the market price of our common stock and our results of operation, financial condition and/or cash flows.

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

General Risk Factors

Additionally, other factors could adversely affect our financial performance, including factors such as our ability to successfully acquire and integrate other businesses; any interruption of our key infrastructure systems, including exceeding capacity in our distribution centers; any disaster or casualty resulting in the interruption of service from our distribution centers or in a large number of our stores; any interruption of our business related to an outbreak of a pandemic disease in a country where we source or market our merchandise; extreme weather conditions or changes in climate conditions or weather patterns; activist investors; and the effects of changes in interest rates.

The impact of any of the previously discussed factors, some of which are beyond our control, and others which we are not aware of or which we do not currently consider material, may cause our actual results to differ materially from our expectations expressed elsewhere in this Form 10-K and other forward-looking statements we may make from time to time.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Board as a whole has the responsibility for the Company’s risk oversight and management, which includes a focus on cybersecurity risks. To oversee cybersecurity risk at the management level, we employ a Chief Information Security Officer (“CISO”) whose team is responsible for leading our company-wide cybersecurity strategies, policies, standards, architectures, operations, and processes. We have established an Information Security Program, which is integrated into our overall enterprise risk management system and processes, to assess, identify, and manage material risks from cybersecurity threats. This program is based and built upon, informed by and responsive to industry best practice frameworks such as ISO, NIST, and the Payment Card Industry Data Security Standard. Our program undergoes an internal annual review, conducted by our CISO and internal auditors, as well as third party external review. Additionally, we are a member of an industry cybersecurity intelligence and risk-sharing organization, which enables us to stay informed about developments, trends, and risks in the cybersecurity threat landscape.

As an important component of our overall cybersecurity strategy, we leverage a diverse array of third-party cybersecurity vendors and security firms in different capacities to implement or operate various aspects of our Information Security Program. Such third parties include a managed security service provider who conducts 24/7/365 “eyes-on-glass” cybersecurity monitoring and alerting. We also engage independent security professionals from industry leading firms to perform penetration testing and other security testing and have an array of external experts on retainer (including but not limited to cybersecurity breach counsel, experts in incident response, cyber forensics, and threat intelligence). Additionally, we collaborate with various cybersecurity vendors to conduct annual tabletop exercises and trainings to help fortify our Information Security Program. Our associates are our first line of defense; therefore, we and our third-party cybersecurity vendors educate them on how to make good, sound security decisions through annual security awareness training, quarterly phishing exercises, and various security refreshers and reminders throughout the year.

The vendor risk management program is built upon, informed by and responsive to industry best practices, incorporating methodologies such as Standardized Information Gathering (SIG), third-party cyber/privacy attestations (e.g., Systems and Organization Controls (SOC), ISO 27001, and HITRUST), penetration tests conducted by independent security professionals, and integrating appropriate cybersecurity language into legal contracts. This program is designed to conduct appropriate due diligence upon onboarding third-party vendors.

Board Governance and Management

The CISO and designated direct reports meet with our Chief Technology Officer and Chief Information Officer on a regular basis to discuss pertinent risks, mitigation factors, remediation status, and risk acceptance. Our CISO also serves as our Vice President of Information Security, Disaster Recovery, and Asset Management. He has decades of experience across information technology, information security, and disaster recovery and has received relevant certifications including Certified Information System Auditor (CISA), GIAC Certified Intrusion Analyst (GCIA), GIAC Certified Incident Handler (GCIH), and GIAC Certified Forensic Analyst (GCFA).

Our CISO helps ensure the confidentiality, integrity, and availability of information that we possess through our Cyber Incident Response Plan (“CIRP”). We have assembled a cross-functional Incident Response Team with representation from a multitude of internal teams along with an array of third-party experts having specialized skills to support all aspects of incident response, recovery, and reporting. The CIRP outlines processes to evaluate and respond to various cybersecurity threats, assess the severity of potential and actual incidents and their impacts, and procedures around who should be notified and involved in the Company’s responses thereto. For example, cybersecurity incidents that surpass a certain level of severity require updates to executive leadership and our Board. The CIRP is reviewed annually and has been reviewed by industry-leading incident response providers, internal/external auditors, and others. The CIRP is tested annually at a minimum through tabletop exercises facilitated by an outside expert. These proactive exercises are of paramount importance in helping to refine and optimize our incident response capabilities and minimize the impact of any cybersecurity incident.

Additionally, we have established a Cyber Incident Materiality Assessment Committee (“C-MAC”) that is primarily responsible for conducting a materiality assessment of cybersecurity incidents and determining whether it is material for disclosure and reporting purposes in accordance with applicable rules and regulations. This assessment and determination are separate and distinct from evaluating the cyber severity of an incident, which remains within the purview of the CIRP. The C-MAC is composed of various cross-functional senior members of management, including our Chief Financial Officer, Controller and Chief Accounting Officer, Chief Technology Officer, General Counsel and Chief Compliance Officer, CISO, Senior Vice President of Corporate Communications and Investor Relations, Vice President of Internal Audit, Senior Director of Tax and certain key outside advisors. The C-MAC will coordinate with our Disclosure Committee in connection with any requisite disclosures.

The Audit Committee receives regular reports from the CISO on pertinent cyber risks exposures, the status of projects designed to fortify our Information Security Program, metrics on the effectiveness of this program, and the emerging threats in this area. Cyber insurance coverage is reviewed annually with the Audit Committee, as part of our overall risk management process. Furthermore, on at least a quarterly basis or more often as needed, the CISO provides pertinent cybersecurity risk exposures and updates along with various other business units as part of the enterprise risk management report to the Audit Committee. The Audit Committee is responsible for the review and assessment of cybersecurity risk exposures and the steps taken to monitor and control those exposures. Our senior officers have ongoing engagement with the Audit Committee on cybersecurity issues.

Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future, and we continue to closely monitor cyber risk. Overall, the Company has implemented tactical processes for assessing, identifying, and managing material risks from cybersecurity threats to the company including governance at the Board level and accountability in our executive management for the execution of our cyber risk management strategy and the controls designed to protect our operations. See “Risk Factors—Operational Risks” in Part I, Item 1A of this Annual Report, which should be read in conjunction with this Item 1C, for additional information regarding the Company’s cybersecurity risks.

Item 2. Properties.

We own two buildings in urban Pittsburgh, Pennsylvania that house our corporate headquarters, totaling 336,000 square feet.

We own distribution facilities in Ottawa, Kansas and Hazleton, Pennsylvania consisting of approximately 1.2 million and 1.0 million square feet, respectively.

We lease approximately 200,000 square feet of office space in New York, New York for our designers and sourcing and production teams. The leases for this space expire through 2026.

We lease a building in Mississauga, Ontario with approximately 294,000 square feet, which houses our Canadian distribution center. The lease expires in 2028.

Each of the above identified properties is shared by certain of our reportable and operating segments, including American Eagle, Aerie, Todd Snyder and Unsubscribed brands.

We lease regional distribution facilities in six cities throughout the United States totaling 2.1 million square feet, with varying terms expiring through 2030. These facilities are used by our Quiet Platforms operating segment.

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

Item 3. Legal Proceedings.

We are involved, from time to time, in actions associated with or incidental to our business, including, among other things, matters involving consumer privacy, trademark and other intellectual property, licensing, importation of products, taxation, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial position or results of operations. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for Fiscal 2023.

Refer to Note 2. “Summary of Significant Accounting Policies – Legal Proceedings and Claims” of the Notes to the Consolidated Financial Statements included herein for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NYSE under the symbol “AEO.” As of March 8, 2024, there were 447 stockholders of record. However, when including associates who own shares through our employee stock purchase plan, and others holding shares in broker accounts under street name, we estimate the stockholder base at approximately 160,000.

Dividends

A quarterly cash dividend of $0.10 per share was paid in the first, second, and third quarters of Fiscal 2023. A quarterly cash dividend of $0.125 was paid in the fourth quarter of Fiscal 2023 resulting in a dividend yield of 2.7%.

A dividend of $0.18 per share was paid in the first and second quarters of Fiscal 2022 resulting in a dividend yield of 2.5%. During the third quarter of Fiscal 2022, the Company announced that, given ongoing external uncertainties and in order to increase financial flexibility, it was temporarily suspending its quarterly cash dividends.

Subsequent to the fourth quarter of Fiscal 2023, our Board declared a $0.125 per share dividend, payable on April 26, 2024 to stockholders of record at the close of business on April 12, 2024.

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

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P Midcap 400 and our peer group as described below. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective index on February 2, 2019 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of the fiscal year indicated.

Comparison of Cumulative Five Year Total Return
Among American Eagle Outfitters, Inc., the S&P MidCap 400 Index,
and a Peer Group
$200
$150
$100
$50
2/02/19
2/01/20
1/30/21
1/29/22
1/28/23
2/03/24
American Eagle Outfitters, Inc.
S&P MidCap 400 Index
Peer Group

	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
American Eagle Outfitters, Inc.	100.00	71.14	112.91	114.14	81.86	111.62
S&P MidCap 400 Index	100.00	110.89	131.36	146.57	151.40	162.73
Peer Group	100.00	101.17	115.24	123.40	120.54	141.58

We compared our cumulative total return to a custom peer group that aligns with our compensation peer group, as disclosed in our Proxy Statement for the 2023 Annual Meeting of Stockholders. As of the end of Fiscal 2023, this group consisted of the following companies: Abercrombie & Fitch Co.; Burberry Group PLC; Capri Holdings Limited; Chico’s FAS, Inc.; Express, Inc.; The Gap, Inc.; Guess?, Inc.; Hanesbrands Inc.; Kontoor Brands; Levi Strauss & Co.; lululemon athletica, inc.; PVH CORP.; Ralph Lauren Corporation; Tapestry, Inc.; Under Armour Inc.; Urban Outfitters, Inc; and Victoria's Secret & Co.

Our peer group was updated for Fiscal 2023 to remove Bath & Body Works, Inc., and Fossil Group, Inc.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the 14 weeks ended February 3, 2024.

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares That May
	Number of	Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1) (3)	(3)
October 29, 2023 through November 25, 2023	—	$—	—	12,977,130
November 26, 2023 through December 30, 2023	—	$—	—	12,977,130
December 31, 2023 through February 3, 2024	1,000,000	$20.24	1,000,000	30,000,000
Total	1,000,000	$20.24	1,000,000	30,000,000
(1)
There were 1.0 million shares repurchased as part of our publicly announced share repurchase program during the 14 weeks ended February 3, 2024.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On February 1, 2024, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2029. During Fiscal 2019 (the 52-weeks ended February 1, 2020), our Board authorized the public repurchase of 30.0 million shares of our common stock. Authorization for the repurchase of the remaining 12.0 million shares otherwise available for repurchase under the Fiscal 2019 authorization expired on February 3, 2024.

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

This MD&A generally discusses Fiscal 2023 and Fiscal 2022 and provides year-to-year comparisons between Fiscal 2023 and Fiscal 2022. Discussions of Fiscal 2021 and year-to-year comparisons between Fiscal 2022 and Fiscal 2021 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our annual report on Form 10-K for the fiscal year ended January 28, 2023.

Introduction

This MD&A is organized as follows:

• Executive Overview
• Key Performance Indicators
• Current Trends and Outlook
• Results of Operations
• Non-GAAP Information
• Liquidity and Capital Resources
• Critical Accounting Policies and Estimates
• Recent Accounting Pronouncements

Executive Overview

We are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices under our American Eagle® and Aerie® brands.

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources between segments based on adjusted operating income, which is a non-GAAP financial measure. See "Non-GAAP Information" within Part II. Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15. “Segment Reporting,” of the Notes to the Consolidated Financial Statements included herein for additional information.

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

Buying, occupancy and warehousing costs and services consists of compensation, employee benefit expenses and travel for our buyers and certain senior merchandising executives; rent and utilities related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs; and shipping and handling costs related to our e-commerce operations.

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

Current Trends and Outlook

Macroeconomic Conditions and Inflation

During Fiscal 2022 and Fiscal 2023, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more operating efficiency initiatives. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of this Annual Report.

Omni-Channel and Digital Capabilities

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, and our AEO apps, both domestically and internationally in approximately 80 countries. We also sell AE and Aerie brand merchandise on various international online marketplaces. We offer Todd Snyder and Unsubscribed brand products online at www.toddsnyder.com and www.unsubscribed.com, respectively. The digital channels reinforce each particular brand and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Shifting Strategy

As e-commerce penetration and growth has normalized coming out of the COVID-19 pandemic, the supply chain landscape has continued to evolve. In Fiscal 2023, as part of our profit improvement initiative, we began to streamline and shift the operations of Quiet Platforms to better align with AEO's long term strategy. As a result of these changes, Quiet Platforms has refined its focus on its core capabilities as a regionalized fulfillment center network. The network has been updated to reflect this refined focus. The impact of the Quiet Platforms business changes resulted in $119.6 million impairment, restructuring and other charges in Fiscal 2023.

Our international business has also experienced changes in market conditions as a result of unbalanced recovery from the COVID-19 pandemic. The Company has made the decision to exit the Japan market fully as of the end of Fiscal 2023. Relative to Hong Kong, the Company has implemented a strategy to right-size our presence in the market given a slower than anticipated recovery. The impact of the change to our international strategy resulted in $21.8 million of impairment, restructuring and other charges recorded in Fiscal 2023.

Profit Improvement Program

We launched our profit improvement program during Fiscal 2023, which focused on a comprehensive review of our cost structure. Early actions have been focused on the components of gross margin and contributed to margin expansion in Fiscal 2023. Other significant work streams have been identified, actioned and incorporated into our Fiscal 2024 plans. The results of these initiatives are expected to yield gross margin expansion, as well as SG&A and depreciation leverage, resulting in an improved operating profit rate.

Results of Operations

Overview

Fiscal 2023 showed continued progress on our strategic priorities to grow our brands and drive improved profit flow-through. Additionally, actions taken on our profit improvement initiatives resulted in improved gross margins year over year.

•
Total net revenue increased $272 million to $5.262 billion compared to $4.990 billion last year.
•
Total comparable sales increased 3%. By brand, American Eagle comparable sales increased 1% and comparable sales for Aerie increased 8%.
•
Gross profit increased 16% to $2.025 billion and increased by 350 basis points to 38.5% as a percentage of revenue. Adjusted gross profit increased 17% to $2.036 billion and increased by 370 basis points to 38.7% as a percentage of revenue.
•
Operating income decreased 10% to $222.7 million and decreased by 80 basis points to 4.2% as a percentage of total revenue. Adjusted operating income increased 39% to $375.4 million and increased by 170 basis points to 7.1% as a percentage of revenue.
•
Net income increased 36% to $170.0 million and increased by 70 basis points to 3.2% as a percentage of total revenue. Diluted earnings per share increased to $0.86 for Fiscal 2023 compared to $0.64 for Fiscal 2022. Adjusted net income increased 55% to $299.9 million and increased by 180 basis points to 5.7% as a percentage of revenue. Adjusted diluted earnings per share increased to $1.52 for Fiscal 2023 compared to $0.97 for Fiscal 2022.

The following table shows, for the periods indicated, the percentage relationship to total net revenue of the listed items included in our Consolidated Statements of Operations.

	Fiscal Years Ending
	February 3, 2024		January 28, 2023
	(in thousands)	(Percentage of revenue)	(in thousands)	(Percentage of revenue)
Total net revenue	$5,261,770	100.0%	$4,989,833	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	3,237,192	61.5	3,244,585	65.0
Gross profit [1]	2,024,578	38.5	1,745,248	35.0
Selling, general and administrative expenses	1,433,300	27.2	1,269,095	25.4
Impairment and restructuring charges [1]	141,695	2.7	22,209	0.4
Depreciation and amortization expense	226,866	4.4	206,897	4.2
Operating income [1]	222,717	4.2	247,047	5.0
Debt related charges	-	0.0	64,721	1.3
Interest (income) expense, net	(6,190)	(0.1)	14,297	0.3
Other income, net	(10,951)	(0.2)	(10,465)	(0.2)
Income before income taxes	$239,858	4.5	$178,494	3.6
Provision for income taxes	69,820	1.3	53,358	1.1
Net income [1]	$170,038	3.2%	$125,136	2.5%
Diluted net income per common share [1]	$0.86		$0.64

(1) Please see “Non-GAAP Information” below for non-GAAP financial measures.

Comparison of Fiscal 2023 to Fiscal 2022

Total Net Revenue

Total net revenue for Fiscal 2023 increased $272 million this year to $5.262 billion compared to $4.990 billion for Fiscal 2022. The increase this year included $57 million from the 53rd week in Fiscal 2023. For Fiscal 2023, total comparable sales increased 3% compared to a 7% decrease for Fiscal 2022. Additionally, last year included an incremental $41 million of revenue from excess end-of-season selloffs, which we did not anniversary this year, impacting revenue growth across brands and channels for the current year. Traffic and transactions both increased in the mid-single digits, with average unit retail increasing in the low-single digits, partially offset by lower units per transaction. Both digital and store revenue increased 6%, reflecting strong traffic across channels.

	Fiscal Years Ending				Increase/(Decrease)
	February 3, 2024		January 28, 2023
	(in thousands)	(Percentage)	(in thousands)	(Percentage)	(in thousands)	(Percentage)
American Eagle	$3,361,579	63.9%	$3,262,893	65.4%	$98,686	3%
Aerie	1,670,000	31.7	1,506,798	30.2	163,202	11
Other	489,056	9.3	469,371	9.4	19,685	4
Intersegment Eliminations	(258,865)	(4.9)	(249,229)	(5.0)	(9,636)	4
Total net revenue	$5,261,770	100.0%	$4,989,833	100.0%	$271,937	5%

American Eagle. The increase in net revenue was driven by increased traffic and transactions across channels. This increase was partially offset by $23 million of incremental revenue from excess end-of-season selloffs last year, which we did not anniversary this year. Total comparable sales increased 1% year-over-year, primarily due to digital traffic and transactions increasing in the mid-single digits year-over-year.

Aerie. The increase in net revenue was primarily due to 54 net new store openings since Fiscal 2021, as well as a 8% comparable sales increase. These amounts were partially offset by $17 million of incremental revenue from excess end-of-season selloffs in the prior year, which we did not anniversary this year.

Other. Net revenue increased compared to Fiscal 2022 due to an increase in Todd Snyder brand revenue of $31 million, partially offset by lower revenue from Quiet Platforms.

Gross Profit

	Fiscal Years Ending		Increase/(Decrease)
	February 3, 2024	January 28, 2023
	(in thousands)		(in thousands)	(Percentage)
Gross Profit	$2,024,578	$1,745,248	$279,330	16%
Gross Margin	38.5%	35.0%	350 basis points

The increase in gross profit was primarily driven by:

•
an increase in merchandise margin of $340 million driven by increased net revenue from both American Eagle and Aerie, as well as an improvement in markup, primarily driven by $60 million of lower inbound transportation costs this year; partially offset by $11 million of inventory write-down charges related to restructuring our international operations (refer to the Impairment, Restructuring and Other charges caption below for additional information); and
•
a decrease in distribution, warehousing, and delivery costs of $20 million.

The increase was partially offset by increased incentive compensation of approximately $40 million and rent of $10 million primarily related to new store openings. Incentive compensation increased as we accrued performance-based incentives this year based on improvements in profitability compared to no accrual last year.

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

Selling, General, and Administrative Expenses

	Fiscal Years Ending		Increase/(Decrease)
	February 3, 2024	January 28, 2023
	(in thousands)		(in thousands)	(Percentage)
Selling, general and administrative expenses	$1,433,300	$1,269,095	$164,205	13%
Selling, general and administrative expenses as a percentage of net revenue	27.2%	25.4%	180 basis points

The increase in expenses was primarily related to:

•
an increase in incentive compensation accruals of approximately $60 million, as we accrued performance-based incentives this year based on improvements in profitability compared to no accrual last year;
•
increased store compensation up $24 million due to increased wage rates, the impact of the 53rd week, and new store openings, partially offset by efficiencies in our store labor model; and
•
an increase in advertising, professional services, corporate and store related expenses.

Impairment, Restructuring and Other Charges

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)		(in thousands)	(Percentage)
Charges recorded in operating expenses:
Quiet Platforms impairment, restructuring and other charges (1)	$119,572	$3,844	$115,728	3011
International impairment and restructuring costs (2)	10,882	7,997	2,885	36
Corporate impairment and restructuring charges (3)	11,241	-	11,241	100
U.S. and Canada store impairment charges(4)	-	10,368	(10,368)	(100)
Impairment, restructuring and other charges	$141,695	$22,209	$119,486	538%
Impairment, restructuring and other charges as a percentage of net revenue	2.7%	0.4%	230 basis points

The following footnotes relate to the impairment, restructuring and other charges in Fiscal 2023 and Fiscal 2022:

(1)
For Fiscal 2023, we impaired definite-lived intangible assets of $40.5 million consisting of $31.2 million of customer relationships and $9.3 million of trade names. We also impaired $39.6 million of goodwill. We recorded $24.7 million of long-term asset impairment primarily related to technology which is no longer a part of the long-term strategy. All impairments were recorded due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms. We recorded $9.9 million of employee severance based on this revised strategy. We also recorded $4.9 million of contract related charges.

For Fiscal 2022, we recorded impairment of $2.8 million consisting of $2.3 million of of property and equipment and $0.5 million of ROU assets related to the closure of the Jacksonville, FL distribution center and severance of $1.0 million related to employees of that distribution center. The Jacksonville distribution center was replaced with a higher productivity location in Atlanta, GA.

(2)
For Fiscal 2023, we recorded $10.9 million of costs related to exiting the Japan market, including the closure of all four stores in January 2024, as well as impairment related to our Hong Kong retail operations. Of this amount, $4.7 million related to Japan ROU assets, $3.6 million of Japan store property and equipment, $1.3 million of Hong Kong store ROU assets, and $1.3 million of employee severance. All impairments were recorded due to insufficient prospective cash flows to support the asset value. Additionally, we recorded $11.0 million of inventory write-down charges related to restructuring our international operations, which was recorded separately in Cost of Sales. Refer to the Gross Profit caption above for additional information.

For Fiscal 2022, we recorded $7.5 million of store impairment due to insufficient cash flows to support the asset value and $0.5 million of employee severance related to downsizing our Hong Kong retail operations.

(3)
For Fiscal 2023, we recorded charges of $11.2 million, consisting of $6.0 million of employee severance related to corporate realignment and asset impairment of $5.2 million of investments related to further strategic business changes.

(4)
For Fiscal 2022, we recorded $10.4 million of impairment charges, consisting of $9.2 million of ROU assets and $1.2 million of store property and equipment due to insufficient prospective cash flows to support the asset value in the U.S. and Canada.

Refer to Note 16. "Impairment, Restructuring and Other Charges," to the Consolidated Financial Statements included in this Annual Report for additional information.

Depreciation and Amortization Expense

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$77,195	$66,820	$10,375	16%
Aerie	61,249	53,921	7,328	14
Other	88,422	86,157	2,265	3
Total depreciation and amortization expense	$226,866	$206,897	$19,969	10%
Total depreciation and amortization expense as a percentage of net revenue	4.4%	4.2%	20 basis points

The increase in depreciation and amortization expense was primarily driven by investments in new stores and technology in Fiscal 2023.

American Eagle. The increase was primarily driven by increased investments in new and remodeled stores.

Aerie. The increase was primarily driven by increased investments in new and remodeled stores.

Operating Income

	Fiscal Years Ending				Increase/(Decrease)
	February 3, 2024		January 28, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$599,796	11.4%	$541,406	10.3%	$58,390	11%
Aerie	275,862	8.5	167,467	3.2	108,395	65
Other	(36,124)	(1.8)	(56,793)	(1.1)	20,669	(36)
General corporate expenses	(464,172)		(382,824)		(81,348)
Quiet Platforms impairment, restructuring, and other charges	(119,572)		(3,844)		(115,728)
International impairment and restructuring charges	(21,832)		(7,997)		(13,835)
Corporate impairment and restructuring charges	(11,241)		-		(11,241)
US and Canada store impairment charges	-		(10,368)		10,368
Total Operating Income	$222,717	4.2%	$247,047	5.0%	$(24,330)	(10)%

The decrease in total operating income was primarily driven by higher gross profit, offset by increased SG&A and depreciation and amortization expenses.

American Eagle. The increase was the result of a $121 million increase in gross profit driven by incremental merchandise margin on the increase in total net revenue as well as improved markup, primarily from $27 million of incremental freight costs incurred last year, as well as $10 million of lower rent expense resulting from 14 net store closures this year, partially offset by $15 million of incremental incentive compensation expense.

The gross profit improvement was partially offset by a $52 million increase in SG&A costs, primarily from:

•
an $18 million increase in incentive compensation;
•
an $11 million increase in advertising expense; and
•
an increase in various store related expenses.

Additionally, depreciation and amortization expense increased by $10 million, primarily related to store remodels.

Aerie. The increase in operating income was primarily the result of a $153 million increase in gross profit driven by incremental merchandise margin on the increase in total net revenue, as well as improved markup, including a $34 million benefit from incremental freight costs incurred last year and lower markdowns reflecting inventory control. These improvements were partially offset by $12 million in incremental rent related to new store openings and $13 million of incremental incentive compensation expense.

The gross profit improvement was partially offset by a $37 million increase in SG&A expenses primarily driven by:

•
a $30 million increase from store and incentive compensation, primarily due to new store openings, and
•
an increase in various store related expenses.

Additionally, depreciation and amortization expense increased $7 million related to new store openings and remodels.

Other. The improvement in operating loss was primarily the result of improved performance from the Todd Snyder and Unsubscribed brands of $6 million and lower operating loss from Quiet Platforms of $15 million, partially as a result of restructuring the operations in Fiscal 2023.

General Corporate Expenses. General corporate expenses increased primarily due to a $32 million increase in corporate compensation and incentives, as well as various increases in other corporate expenses.

Debt Related Charges

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)		(In thousands)	(Percentage)
Debt related charges	$-	$64,721	$(64,721)	-100%
Debt related charges as a percentage of net revenue	0%	1.3%	-130 basis points

There were no debt related charges in Fiscal 2023. In Fiscal 2022, debt related charges of $64.7 million consisted primarily of $60.4 million of induced conversion expense related to the exchanges of our 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure.

Interest (Income) Expense, Net

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)		(In thousands)	(Percentage)
Interest (income) expense, net	$(6,190)	$14,297	$20,487	143%
Interest (income) expense as a percentage of net revenue	(0.1)%	0.3%	40 basis points

The increase in interest income, net was primarily attributable to $12 million of lower interest expense on the 2025 Notes as a result of the Note Exchanges and Early Redemption and lower borrowings on our Credit Facility, as well as increased interest income of $8 million, primarily from short-term investments in Fiscal 2023.

Other Income, Net

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)		(In thousands)	(Percentage)
Other income, net	$(10,951)	$(10,465)	$486	5%
Other income, net as a percentage of net revenue	(0.2)%	(0.2)%	0 basis points

Other Income was relatively flat in Fiscal 2023 compared to Fiscal 2022.

Income Taxes

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$69,820	$53,358	$16,462	31%
Effective tax rate	29.1%	29.9%	-80 basis points

The effective income tax rate was 29.1% for Fiscal 2023, compared to an effective income tax rate of 29.9% for Fiscal 2022.The lower effective income tax rate this year is primarily driven by international provisions of the Tax Cut and Jobs Act of 2017 (the "Tax Act") and federal credits, offset by the non-deductible goodwill impairment charge. Our effective income tax rate is also dependent upon the overall mix of earnings in jurisdictions with different tax rates.

The Organization for Economic Cooperation and Development (“OECD”) Global Anti-Base Erosion Pillar Two minimum tax rules, also referred to as “Pillar Two”, are intended to apply to tax years beginning in 2024 and generally provide for a minimum effective tax rate of 15%. In 2023, the OECD issued administrative guidance providing transitional safe harbor rules concerning the implementation of the Pillar Two framework, which will apply to fiscal years beginning on or before December 31, 2026. The EU member states and many other countries have committed to implement or have already enacted legislation adopting the Pillar Two rules. We are monitoring developments and evaluating the impacts of these new rules, however, we do not expect a material impact to our effective tax rate or our consolidated results of operation, financial position, and cash flows.

Refer to Note 2, "Summary of Significant Accounting Policies," and Note 14, "Income Taxes," to the Consolidated Financial Statements included herein for additional information regarding our accounting for income taxes.

Net Income

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(in thousands)		(In thousands)	(Percentage)
Net income	$170,038	$125,136	$44,902	36%
Net income as a percentage of net revenue	3.2%	2.5%	70 basis points

The change in net income was attributable to the factors described above.

Net income per diluted share for Fiscal 2023 was $0.86, which includes $152.6 million ($0.66 per diluted share) of pre-tax impairment, restructuring and other charges. Refer to "Non-GAAP information" below for additional detail.

Net income per diluted share for Fiscal 2022 was $0.64, which included $64.7 million ($0.24 per diluted share) of pre-tax debt-related charges and $22.2 million ($0.09 per diluted share) of pre-tax impairment and restructuring charges.

Non-GAAP Information

This Results of Operations section contains gross profit, operating income, net income and net income per diluted share presented on a non-GAAP basis, which are non-GAAP financial measures (“non-GAAP” or “adjusted”). These financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measure discussed above for Fiscal 2023:

American Eagle Outfitters Inc.
GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
53 Weeks Ended February 3, 2024

						Earnings per
	Gross Profit(1)	Operating Income(1)(2)	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Share
GAAP Basis	$2,024,578	$222,717	$69,820	29.1%	$170,038	$0.86
% of Revenue	38.5%	4.2%			3.2%

Add: Impairment, Restructuring and Other Charges	$10,950	$152,645			$129,875	$0.66

Tax effect of the above(3)			$22,770	(5.5)%

Non-GAAP Basis	$2,035,528	$375,362	$92,590	23.6%	$299,913	$1.52
% of Revenue	38.7%	7.1%			5.7%

The following footnotes relate to the impairment, restructuring and other charges in Fiscal 2023:

(1)
$11.0 million of inventory write-down charges related to our international businesses as further described in note (2) below.

(2)
$119.6 million of charges related to the Quiet Platforms restructuring. Of this amount, we impaired definite lived intangible assets of $40.5 million consisting of $31.2 million of customer relationships and $9.3 million of trade names. We also impaired $39.6 million of goodwill. We recorded $24.7 million of long-term asset impairment primarily related to technology which is no longer a part of the long-term strategy. All impairments were recorded due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms. We recorded $9.9 million of severance based on this revised strategy. We also recorded $4.9 million of contract related charges.

$10.9 million of charges related to exiting the Japan market, including the closure of all four stores in January 2024, as well as impairment related to our Hong Kong retail operations. Of this amount, $4.7 million related to Japan store ROU assets, $3.6 million of Japan store property and equipment, $1.3 million of Hong Kong store ROU assets, and $1.3 million of employee severance. All impairments were recorded due to insufficient respective cash flows to support the asset values. Additionally, we recorded $11.0 million of inventory write-down charges related to restructuring our international operations, which was recorded separately in Cost of Sales and discussed in note (1) above.

$11.2 million, consisting of $6.0 million of employee severance related to corporate realignment and other asset impairment of $5.2 million of investments related to further strategic business changes.

(3)
The income tax impact of $22.8 million related to restructuring is primarily caused by the non-deductibility of goodwill impairment and international restructuring charges as well as the additional tax expense on the overall mix of earnings in jurisdictions with different tax rates.

For Fiscal 2022, the table below reconciles the GAAP financial measure to the non-GAAP financial measure:

American Eagle Outfitters Inc.
GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
52 Weeks Ended January 28, 2023
						Earnings per
	Operating Income(1)	Debt-related charges(2)	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Share
GAAP Basis	$247,047	$64,721	$53,358	29.9%	$125,136	$0.64
% of Revenue	5.0%

Add: Impairment and restructuring charges	$22,209				18,221	$0.09

Less: Debt-related charges	$-	$(64,721)			49,679	$0.24

Tax effect of the above(3)			$19,030	(2.6)%

Non-GAAP Basis	$269,256	$-	$72,388	27.3%	$193,036	$0.97
% of Revenue	5.4%				3.9%
(1)
Quiet Platforms impairment of $2.8 million consisting of $2.3 million of ROU asset and $0.5 million of property and equipment related to the closure of the Jacksonville, FL distribution center and severance of $1.0 million related to employees of that distribution center. The Jacksonville distribution center was replaced with a higher productivity location in Atlanta, GA.

$7.5 million of international store impairment due to insufficient cash flows to support the asset value and $0.5 million of severance related to downsizing our Hong Kong retail operations.

$10.4 million of store impairment charges, consisting of $9.2 million of store ROU assets and $1.2 million of store property and equipment related to insufficient cash flows to support the asset in the U.S. and Canada.

(2)
$64.7 million pre-tax debt related charges related primarily to the induced conversion expense on the exchange of our convertible notes, along with certain other costs related to actions we took to strengthen our capital structure.
(3)
The income tax impact of $19.0 million related to restructuring is primarily caused by the non-deductibility of the portion of the induced conversion expense associated with the Note Exchanges. Furthermore, there was additional tax expense on the overall mix of earnings in jurisdictions with different tax rates.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). The 2025 Notes were fully redeemed during Fiscal 2023. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding our long-term debt.

We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

February 3, 2024

Working capital, in thousands	$542,178
Current Ratio	1.61

The following table sets forth net cash flows in operating, investing, and financing activities for Fiscal 2023 and 2022:

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)
Total cash provided by (used for):
Operating activities	$580.7	$406.3	$174.4
Investing activities	(287.4)	(261.4)	(26.0)
Financing activities	(109.5)	(407.9)	298.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.1	(1.6)	1.7
Increase (decrease) in cash and cash equivalents	$183.9	$(264.6)	$448.5

Cash Flows Provided by Operating Activities

For both periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Investing activities for Fiscal 2023 primarily consisted of capital expenditures for property and equipment and the purchase of available-for-sale securities. For Fiscal 2022, investing activities primarily consisted of capital expenditures for property and equipment. For further information on capital expenditures, refer to "Capital Expenditures for Property and Equipment" below.

Cash Flows Used for Financing Activities

During Fiscal 2023, cash used for financing activities consisted primarily of $83.8 million of dividend payments paid at a quarterly rate of $0.10 per share for the first three quarters of the year, and $0.125 for the fourth quarter of the year and $20.3 million used to repurchase common stock under publicly announced programs.

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

Cash returned to shareholders through dividends and share repurchases was $104.1 million and $264.8 million in Fiscal 2023 and Fiscal 2022, respectively.

Capital Expenditures for Property and Equipment

For Fiscal 2023, capital expenditures totaled $174.4 million. See below for a breakdown of expenditures:

	Fiscal Years Ending		Increase/(Decrease)
	February 3,	January 28,
	2024	2023
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$87,625	$148,501	$(60,876)	(41)%
Information technology initiatives	57,355	70,024	(12,669)	(18)
Supply chain infrastructure	27,616	39,453	(11,837)	(30)
Other home office projects	1,841	2,400	(559)	(23)
Capital Expenditures	$174,437	$260,378	$(85,941)	(33)%

For Fiscal 2024, we expect capital expenditures to be in the range of $200 million to $250 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

See below for a breakdown for stores remodeled and new stores opened in Fiscal 2023 and Fiscal 2022:

	Fiscal Years Ending
	February 3, 2024		January 28, 2023
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	18	27	25	15
Aerie (2)	17	3	56	19
Todd Snyder	6	-	5	-
Unsubscribed	1	-	1	-
Total stores	42	30	87	34

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location

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

As of February 3, 2024, we were in compliance with the terms of the Credit Agreement and had $7.7 million outstanding in stand-by letters of credit.

Share Repurchases

During Fiscal 2023, there were 1.0 million shares repurchased as part of our publicly announced share repurchase program during the 14 weeks ended February 3, 2024. On February 1, 2024, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2029. The remaining 12.0 million shares that may yet be repurchased under the Fiscal 2019 authorization expired on February 3, 2024.

As of February 3, 2024, our total share repurchase authorization was approximately 30 million shares from the new share repurchase program. There were no repurchases under this authorization during Fiscal 2023.

Dividends

Dividends are disclosed in Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that may affect the reported consolidated financial condition and results of operations should actual results differ from these estimates and assumptions. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 2 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

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

Foreign Exchange Rate Risk

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% movement in the Canadian dollar and Mexican peso exchange rate could result in a $25 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. An unrealized gain of $16.2 million is included in accumulated other comprehensive loss as of February 3, 2024. This is primarily related to the fluctuations of the U.S. dollar to Mexican peso and US dollar to Canadian dollar exchange rates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Eagle Outfitters, Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

Quiet Goodwill Impairment
Description of the Matter

As more fully described in Notes 2, 8 and 16 to the consolidated financial statements, during 2023, as the supply chain landscape continued to evolve and the Company shifted strategy related to the Quiet Platforms business, financial results were negatively impacted. Because of these factors, the

Company was required to perform a quantitative test of goodwill for this reporting unit, resulting in the recording of a $39.6 million full goodwill impairment. Significant, subjective assumptions used in the Company’s fair value estimate included forecasted cost of sales, forecasted operating expenses and the discount rate.

Auditing the goodwill test was complex, as it included estimating the fair value of the reporting unit. In particular, the fair value estimates are sensitive to the significant assumptions named above, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s goodwill impairment review process, including controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as indicated within description of the matter.

To test the fair value of the reporting unit, our audit procedures included, among others, involvement from our valuation specialists to assist in assessing the valuation methodologies utilized by the Company and its valuation expert and testing the significant assumptions and underlying data used by the Company. We compared the significant assumptions used by management to historical performance, current industry and economic trends, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Pittsburgh, Pennsylvania

March 15, 2024

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	Fiscal Years Ending
	February 3,	January 28,
(In thousands, except per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$354,094	$170,209
Short-term investments	100,000	—
Merchandise inventory	640,662	585,083
Accounts receivable, net	247,934	242,386
Prepaid expenses and other	90,660	102,563
Total current assets	1,433,350	1,100,241
Operating lease right-of-use assets	1,005,293	1,086,999
Property and equipment, at cost, net of accumulated depreciation	713,336	781,514
Goodwill, net	225,303	264,945
Non-current deferred income taxes	82,064	36,483
Intangible assets, net	46,109	94,536
Other assets	52,454	56,238
Total assets	$3,557,909	$3,420,956

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$268,308	$234,340
Current portion of operating lease liabilities	284,508	337,258
Accrued compensation and payroll taxes	152,353	51,912
Unredeemed gift cards and gift certificates	66,285	67,618
Accrued income and other taxes	46,114	10,919
Other current liabilities and accrued expenses	73,604	66,901
Total current liabilities	891,172	768,948
Non-current liabilities:
Non-current operating lease liabilities	901,122	1,021,200
Long-term debt, net	-	8,911
Other non-current liabilities	28,856	22,734
Total non-current liabilities	929,978	1,052,845
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 196,936 and 195,064 shares outstanding, respectively	2,496	2,496
Contributed capital	360,378	341,775
Accumulated other comprehensive loss	(16,410)	(32,630)
Retained earnings	2,214,159	2,137,126
Treasury stock, 52,630 and 54,502 shares, respectively, at cost	(823,864)	(849,604)
Total stockholders' equity	1,736,759	1,599,163
Total liabilities and stockholders’ equity	$3,557,909	$3,420,956

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands, except per share amounts)	2024	2023	2022
Total net revenue	$5,261,770	$4,989,833	$5,010,785
Cost of sales, including certain buying, occupancy and warehousing expenses	3,237,192	3,244,585	3,018,995
Gross profit	2,024,578	1,745,248	1,991,790
Selling, general and administrative expenses	1,433,300	1,269,095	1,222,000
Impairment, restructuring and other charges	141,695	22,209	11,944
Depreciation and amortization expense	226,866	206,897	166,781
Operating income	$222,717	247,047	591,065
Debt-related charges	—	64,721	—
Interest (income) expense, net	(6,190)	14,297	34,632
Other (income), net	(10,951)	(10,465)	(2,489)
Income before income taxes	239,858	178,494	558,922
Provision for income taxes	69,820	53,358	139,293
Net income	$170,038	$125,136	$419,629

Basic net income per common share	$0.87	$0.69	$2.50

Diluted net income per common share	$0.86	$0.64	$2.03

Weighted average common shares outstanding - basic	195,646	181,778	168,156
Weighted average common shares outstanding - diluted	196,863	205,226	206,529

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Net income	170,038	$125,136	$419,629
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	16,220	8,215	(97)
Other comprehensive gain (loss)	16,220	8,215	(97)
Comprehensive income	$186,258	$133,351	$419,532

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Stockholders' Equity

AMERICAN EAGLE OUTFITTERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)	Shares Outstanding (1)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock (2)	Accumulated Other Comprehensive (Loss)	Stockholders' Equity
Balance at January 30, 2021	166,335	$2,496	$663,718	$1,868,613	$(1,407,414)	$(40,748)	$1,086,665
Stock awards	—	—	37,887	—	—	—	37,887
Repurchase of common stock from employees	(781)	—	—	—	(24,018)	—	(24,018)
Reissuance of treasury stock	2,798	—	(59,384)	26,490	47,427	—	14,533
Equity portion of partial extinguishment of Convertible Senior Notes, net of tax	347	—	(9,876)	6,995	5,899	—	3,018
Net income	—	—	—	419,629	—	—	419,629
Other comprehensive loss	—	—	—	—	—	(97)	(97)
Cash dividends and dividend equivalents ($0.6775 per share)	—	—	4,010	(117,955)	—	—	(113,945)
Balance at January 29, 2022	168,699	$2,496	$636,355	$2,203,772	$(1,378,106)	$(40,845)	$1,423,672
Stock awards	—	—	38,148	—	—	—	38,148
Repurchase of common stock from employees	(584)	—	—	—	(9,780)	—	(9,780)
Reissuance of treasury stock	1,643	—	(24,642)	(1,624)	27,865	—	1,599
Adoption of Accounting Standards Update 2020-06, net of tax	—	—	(67,686)	18,830	—	—	(48,856)
Accelerated share repurchase	(17,023)	—	—	—	(200,000)	—	(200,000)
Exchange of Convertible Senior Notes	42,329	—	(244,198)	(142,737)	710,417	—	323,482
Net income	—	—	—	125,136	—	—	125,136
Other comprehensive income	—	—	—	—	—	8,215	8,215
Cash dividends and dividend equivalents ($0.3600 per share)	—	—	1,484	(66,251)	—	—	(64,767)
Contributions from non-controlling interests	—	—	2,314	—	—	—	2,314
Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	50,445	—	—	—	50,445
Repurchase of common stock as part of publicly announced programs	(1,000)				(20,261)		(20,261)
Repurchase of common stock from employees	(766)	—	—	—	(10,666)	—	(10,666)
Reissuance of treasury stock	2,539	—	(28,038)	(4,936)	39,559	—	6,585
Redemption of Convertible Senior Notes	1,099	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	—	170,038	—	—	170,038
Other comprehensive income	—	—	—	—	—	16,220	16,220
Cash dividends and dividend equivalents ($0.425 per share)	—	—	2,107	(85,932)	—	—	(83,825)
Contributions from non-controlling interests	—	—	370		—	—	370
Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759

(1)
600,000 authorized, 249,566 issued and 196,936 outstanding, $0.01 par value common stock at February 3, 2024; 600,000 authorized, 249,566 issued and 195,064 outstanding, $0.01 par value common stock at January 28, 2023; 600,000 authorized, 249,566 issued and 168,699 outstanding, $0.01 par value common stock at January 29, 2022. The Company has 5,000 authorized, with none issued or outstanding, $0.01 par value preferred stock for all periods presented.
(2)
52,630 shares, 54,502 shares, and 80,867 shares at February 3, 2024, January 28, 2023, and January 29, 2022 respectively. During Fiscal 2023, Fiscal 2022, and Fiscal 2021, 2,539 shares, 1,643 shares, and 2,798 shares, respectively, were reissued from treasury stock for the issuance of share-based payments.

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Cash Flows

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Operating activities:
Net income	$170,038	$125,136	$419,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,213	212,499	171,151
Share-based compensation	51,067	38,986	38,153
Deferred income taxes	(43,456)	31,049	(12,850)
Impairment of assets	116,365	20,633	11,944
Exchange of convertible senior notes	—	60,341	—
Changes in assets and liabilities:
Accounts receivable	(5,820)	43,851	(117,840)
Merchandise inventory	(46,304)	(38,364)	(147,140)
Operating lease assets	230,659	345,798	296,652
Operating lease liabilities	(326,571)	(361,142)	(352,547)
Other assets	17,473	26,280	(16,312)
Accounts payable	33,432	2,019	(36,192)
Accrued compensation and payroll taxes	100,223	(90,114)	(1,412)
Accrued and other liabilities	48,391	(10,676)	50,435
Net cash provided by operating activities	580,710	406,296	303,671
Investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(358,151)
Capital expenditures for property and equipment	(174,437)	(260,378)	(233,847)
Purchase of available-for-sale investments	(100,000)	—	(75,000)
Sale of available-for-sale investments	—	—	75,000
Other investing activities	(12,995)	(997)	(2,603)
Net cash (used for) investing activities	(287,432)	(261,375)	(594,601)
Financing activities:
Accelerated share repurchase	—	(200,000)	—
Principal paid in connection with exchange of convertible senior notes due 2025	—	(136,419)	—
Cash dividends paid	(83,825)	(64,767)	(113,945)
Repurchase of common stock from employees	(10,666)	(9,780)	(24,018)
Repurchase of common stock as part of publicly announced programs	(20,261)	—	—
Net proceeds from stock options exercised	7,646	2,089	13,065
Proceeds from revolving line of credit and convertible senior notes, net	30,000	—	—
Principal payments on revolving line of credit	(30,000)	—	—
Other financing activities	(2,368)	984	(299)
Net cash (used for) financing activities	(109,474)	(407,893)	(125,197)
Effect of exchange rates on cash	81	(1,589)	420
Net change in cash and cash equivalents	183,885	(264,561)	(415,707)
Cash and cash equivalents - beginning of period	$170,209	$434,770	$850,477
Cash and cash equivalents - end of period	354,094	170,209	434,770

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

Notes to Consolidated Financial Statements

For the Year Ended February 3, 2024

1. Business Operations

American Eagle Outfitters, Inc. (the “Company,” “we” and “our”), a Delaware corporation, operates under the American Eagle® (“AE”) and Aerie® brands. We also operate Todd Snyder New York, a premium menswear brand, and Unsubscribed, which focuses on consciously-made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,500 retail stores in the United States and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and more than 300 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. The Company’s online business, AEO Direct, ships to approximately 80 countries worldwide.

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

As e-commerce penetration and growth has normalized coming out of the COVID-19 pandemic, the supply chain landscape has continued to evolve. As a result of these changes, the Company has shifted strategy related to Quiet Platforms. Quiet Platforms is a regionalized fulfillment center network providing capacity, resilience, speed, and cost advantages. The network and related growth plans have been updated to reflect this refined focus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interests are included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At February 3, 2024, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2025" refers to the 52 week period that will end on January 31, 2026. "Fiscal 2024" refers to the 52-week period that will end on February 1, 2025. “Fiscal 2023” refers to the 53-week period ended on February 3, 2024. “Fiscal 2022” refers to the 52-week period ended January 28, 2023. "Fiscal 2021" refers to the 52-week period ended January 29, 2022.

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

In November 2023, the Financial Standards Board issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires that segment expenses deemed significant to the chief operating decision maker (CODM) typically incorporated in measuring profit or loss of the segment should be disclosed. The guidance also requires that the difference between segment revenues and these significant segment expenses is disclosed. Any annually disclosed segment information is now required to be reported in interim periods as well. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Public entities are required to apply the amendment retrospectively to prior periods presented in the financial statements. The Company plans to adopt ASU 2023-07 effective for its Fiscal year 2024 and for the interim periods beginning in Fiscal 2025.

Refer to Note 15 to the Consolidated Financial Statements for additional information regarding Segment Reporting.

In December 2023, the Financial Standards Board issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. Additionally, the amendment requires disclosures of income/(loss) from continuing operations before taxes disaggregated between domestic and foreign, and income tax expense/(benefit), disaggregated by federal, state, and foreign. Disclosure requirements about the nature and estimated range of the reasonably possible change in unrecognized tax benefits over the next year have been removed as part of this amendment. The guidance is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 effective for Fiscal 2025.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding Income Taxes.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Refer to Note 11 to the Consolidated Financial Statements for information regarding accumulated other comprehensive income (loss).

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments classified as available-for-sale include certificates of deposit with an original maturity greater than three months, but less than one year.

Refer to Note 4 to the Consolidated Financial Statements for information regarding cash and cash equivalents, and short-term investments.

Accounts Receivable

The Company's receivables are primarily generated from product sales and royalties from our licensees. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information and outside credit monitoring, and are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions and reasonable forecasts. For the fiscal year ended February 3, 2024, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in our allowance for credit losses. As of February 3, 2024 and January 28, 2023, our allowance for credit losses was $12.7 million and $3.7 million, respectively.

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

As of February 3, 2024, the weighted average remaining useful life of our assets was approximately six years.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income within impairment, restructuring, and other charges in the Consolidated Statements of Operations.

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

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 16 to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2023, Fiscal 2022 and Fiscal 2021.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisitions of Quiet Logistics and AirTerra in Fiscal 2021, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 3, 2024. As a result of the annual impairment test, the Company concluded that the goodwill assigned to the Quiet Platforms reporting unit was impaired, resulting in a charge of $39.6M recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations, due to insufficient prospective cash flows to support the carrying value of the business. Significant, subjective assumptions used in the Company’s fair value estimate included forecasted cost of sales, forecasted operating expense and the discount rate. There were no goodwill impairment charges recorded during Fiscal 2022 or Fiscal 2021.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. During Fiscal 2023, the Company recorded a $40.5M of definite-lived intangible asset impairment charge, related to the definite-lived intangible assets of Quiet Platforms, due to insufficient prospective cash flows to support the carrying value of the assets. No definite-lived intangible asset impairment charges were recorded during Fiscal 2022, or Fiscal 2021.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets and refer to Note 16 to the Consolidated Financial Statements for additional information regarding impairment charges for Fiscal 2023.

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

Leases

The Company leases all store premises, its Canadian distribution center in Mississauga, Ontario, its regional distribution facilities, some of its office space and certain information technology and office equipment. These leases are generally classified as operating leases.

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

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Beginning balance	$10,369	$9,168	$8,377
Returns	(161,833)	(150,987)	(149,988)
Provisions	162,230	152,188	150,779
Ending balance	$10,766	$10,369	$9,168

The presentation on a gross basis consists of a separate right of return asset and liability. These amounts are recorded within (i) prepaid expenses and other and (ii) other current liabilities and accrued expenses, respectively, on the Consolidated Balance Sheets.

Long-Term Debt

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes"). In accordance with ASU 2020-06 the 2025 Notes were accounted for as a single balance in long-term debt beginning in Fiscal 2022, throughout their final redemption in Fiscal 2023.

In June 2022, the Company entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides senior secured asset-based revolving credit for loans and letters of credit up to $700 million, subject to customary borrowing base limitations (the "Credit Facility"). The Credit Facility expires on June 24, 2027.

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding Long-Term Debt.

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

Cost of Sales, Including Certain Buying, Occupancy, and Warehousing Expenses

Cost of sales consists of merchandise costs, including design costs, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, “merchandise costs”); Quiet Platforms costs to service its customers; and buying, occupancy and warehousing costs and services.

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

Selling, general and administrative expenses do not include compensation, employee benefit expenses and travel for our design, sourcing and importing teams, our buyers and our distribution centers as these amounts are recorded in cost of sales. Additionally, selling, general and administrative expenses do not include rent and utilities, operating costs of our distribution centers, and shipping and handling costs related to our e-commerce operations, all of which are included in cost of sales.

Advertising Costs

Certain advertising costs, including direct mail, in-store photographs, and other promotional costs are expensed when the marketing campaign commences. As of February 3, 2024 the Company had prepaid advertising costs of $7.6 million. As of January 28, 2023, the Company had prepaid advertising expense of $6.1 million. All other advertising costs are expensed as incurred. The Company recognized $186.9 million, $175.2 million, and $173.6 million in advertising expense during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

Store Pre-Opening Costs

Store pre-opening costs consist primarily of rent, advertising, supplies, and payroll expenses. These costs are expensed as incurred.

Debt-Related Charges

Debt-related charges consist primarily of a $60.4 million induced conversion expense on the exchanges of the 2025 Notes, along with certain other costs related to actions we took to strengthen our capital structure during Fiscal 2022. There were no debt related charges in Fiscal 2023. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding the 2025 Notes.

Interest (Income) Expense, Net

Interest (income) expense, net primarily consists of interest income from cash and cash equivalents and short-term investments, partially offset by interest expense related to the Company’s 2025 Notes and borrowings under our five-year, syndicated, asset-based revolving credit facilities.

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

Supplemental Disclosures of Cash Flow Information

The table below shows supplemental cash flow information for cash amounts (received) paid during the respective periods:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Cash (received) paid during the periods for:
Income taxes	$31,440	$(22,109)	$182,656
Interest	$2,494	$15,435	$8,729

Segment Information

The Company has identified two operating segments (American Eagle and Aerie brand) that also represent our reportable segments and reflect our Chief Operating Decision Maker's (defined as our CEO) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosures they have been included in the Corporate and Other category. For additional information regarding the Company’s segment and geographic information, refer to Note 15 to the Consolidated Financial Statements.

3. Acquisitions

On December 29, 2021, the Company completed the acquisition of Quiet Logistics, Inc. and certain other strategic investments pursuant to a stock purchase agreement, dated as of November 1, 2021. Quiet Logistics operates a network of in-market fulfillment centers, locating products closer to need, creating inventory efficiencies, cost benefits and same-day and next-day delivery options to customers and stores.

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

On May 3, 2021, the Company completed the acquisition of AirTerra, Inc. AirTerra is a logistics and supply chain platform that solves e-commerce fulfillment and shipping challenges. The aggregate purchase price paid at closing was $3.0 million.

As e-commerce penetration and growth has normalized coming out of the COVID-19 pandemic, the supply chain landscape has continued to evolve. As a result of these changes, the Company has shifted strategy related to Quiet Platforms. Quiet Platforms is a regionalized fulfillment center network providing capacity, resilience, speed, and cost advantages. The network and related growth plans have been updated to reflect this refined focus.

The Company recorded $40.5 million impairment of intangible assets and $39.6 million goodwill impairment charge in Fiscal 2023. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding this charge.

4. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market value of our cash, cash equivalents, and short-term investments which are recorded on the Consolidated Balance Sheets:

	Fiscal Years Ending
	February 3,	January 28,
(In thousands)	2024	2023
Cash and cash equivalents:
Cash	$162,279	$84,960
Interest-bearing deposits	$191,815	85,249
Total cash and cash equivalents	$354,094	$170,209
Short-term investments:
Certificates of deposits	$100,000	—
Total short-term investments	$100,000	—
Total cash and short-term investments	$454,094	$170,209

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

The Company had no other financial instruments that required fair value measurement for any of the periods presented.

	Fair Value Measurements at February 3, 2024
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash	$162,279	$162,279	—	—
Interest-bearing deposits	191,815	191,815	—	—
Total cash and cash equivalents	$354,094	$354,094	—	—
Short-term investments:
Certificates of deposits	$100,000	$100,000	—	—
Total short-term investments	$100,000	$100,000	—	—
Total cash and short-term investments	$454,094	$454,094	—	—

Long-Term Debt

As of February 3, 2024, the Company had no outstanding borrowings under its Credit Facilities.

The Company's 2025 Notes were fully redeemed during Fiscal 2023. The fair value of the Company's 2025 Notes was not required to be measured at fair value on a recurring basis. Upon issuance, the fair value of the 2025 Notes was measured using two approaches that consider market-related conditions, including market benchmark rates and a secondary market quoted price, and is therefore within Level 2 of the fair value hierarchy.

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

Certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in ASC 820. During Fiscal 2023, the Company recorded asset impairment charges of $74.8 million primarily related to Quiet Platforms definite-lived intangible assets ($40.5 million), property and equipment and ROU assets ($24.7 million) and Japan ROU assets ($4.7 million), Japan store property and equipment ($3.6 million) and Hong Kong store property and equipment of ($1.3 million). During Fiscal 2022, the Company recorded asset impairment charges of $20.6 million, primarily related to retail store property and equipment, and operating lease ROU assets. These assets were adjusted to their fair value and the loss on impairment was recorded within impairment, restructuring and other charges in the Consolidated Statements of Operations. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding impairment, restructuring and other charges.

The fair value of the Company’s store assets in Fiscal 2023 and Fiscal 2022 was determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

The fair value of the Company's ROU assets was based upon market rent assumptions.

6. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Numerator:
Net income and numerator for basic EPS	$170,038	$125,136	$419,629
Add: Interest expense, net of tax, related to the 2025 Notes (1)	58	5,474	—
Numerator for diluted EPS	$170,096	$130,610	$419,629

Denominator:
Denominator for basic EPS - weighted average shares	195,646	181,778	168,156
Add: Dilutive effect of the 2025 Notes (1)	205	21,507	34,003
Add: Dilutive effect of stock options and non-vested restricted stock	1,012	1,941	4,370
Denominator for diluted EPS - adjusted weighted average shares	196,863	205,226	206,529
Anti-dilutive shares (2)	1,289	2,182	202

(1)
In Fiscal 2022, the Company adopted ASU 2020-06. The Company utilizes the "if-converted" method of calculating diluted EPS. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of ASU 2020-06.
(2)
For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Note 9 and Note 12 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

7. Property and Equipment, net

Property and equipment, net consists of the following:

	Fiscal Years Ending
	February 3,	January 28,
(In thousands)	2024	2023
Land	$17,910	$17,910
Buildings	222,660	222,857
Leasehold improvements	850,519	822,292
Fixtures and equipment	1,335,173	1,635,897
Construction in progress	852	8,105
Property and equipment, at cost	$2,427,114	$2,707,061
Less: Accumulated depreciation	(1,713,778)	(1,925,547)
Property and equipment, net	$713,336	$781,514

Depreciation expense is as follows:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Depreciation expense	$230,833	$208,014	$161,492

Additionally, during Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company recorded $3.6 million, $4.4 million, and $4.4 million, respectively, related to asset write-offs within depreciation and amortization expense.

8. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	Fiscal Years Ending
	February 3, 2024				January 28, 2023
(In thousands)	American Eagle	Aerie	Corporate and Other (3)	Total	American Eagle	Aerie	Corporate and Other (3)	Total
Goodwill, beginning balance(1)	$114,747	$110,600	$39,598	$264,945	$114,883	$110,600	$45,933	$271,416
Impairment(2)	—	—	(39,598)	(39,598)	—	—	—	—
Purchase accounting adjustment	—	—	—	—	—	—	(6,335)	(6,335)
Foreign currency fluctuation	(44)	—	—	(44)	(136)	—	—	(136)
Goodwill, ending balance	$114,703	$110,600	$-	$225,303	$114,747	$110,600	$39,598	$264,945

(1)
Beginning balances for both periods include accumulated impairment of $4.2 million.
(2)
Goodwill for the Quiet Platforms reporting unit was fully impaired during Fiscal 2023. Refer to Note 16 of the Consolidated Financial Statements for additional information.
(3)
Corporate and Other includes goodwill allocated to the Quiet Platforms reporting unit, which has been identified as a separate operating segment, but is not material to disclose as a separate reportable segment.

	Fiscal Years Ending
(In thousands)	February 3, 2024	January 28, 2023
Intangible assets, beginning balance, at cost	$94,536	$102,701
Additions	826	985
Impairment(1)	(40,533)	—
Amortization	(8,720)	(9,150)
Intangible assets, net (2)	$46,109	$94,536

(1)
Impairment included $31.2 million of customer relationships and $9.3 million of trade names related to Quiet Platforms. Refer to Note 16 of the Consolidated Financial Statements for additional information
(2)
The ending balance includes accumulated amortization of $100.9 million and $51.7 million as of February 3, 2024 and January 28, 2023, respectively.

Amortization expense is as follows:

	Fiscal Years Ending
(In thousands)	February 3, 2024	January 28, 2023	January 29, 2022
Amortization expense	$8,748	$9,162	$6,468

The table below summarizes the estimated future amortization expense for intangible assets existing as of February 3, 2024 for the next five fiscal years:

Future
(In thousands)	Amortization
2024	$4,232
2025	$4,093
2026	$3,970
2027	$3,899
2028	$3,817

9. Long-Term Debt, Net

The Company’s long-term debt consisted of the following:

	Fiscal Years Ending
	February 3,	January 28,
(In thousands)	2024	2023
2025 Notes principal	$—	$8,791
Less: unamortized discount	—	105
2025 Notes, net	$—	$8,686

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes had a stated interest rate of 3.75%, payable semi-annually. The Company used the net proceeds from the issuance for general corporate purposes. The Company redeemed all of the remaining 2025 Notes during the 13 weeks ended April 29, 2023. See "Note Exchanges" and "Early Redemption" below.

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

Following the Note Exchanges, the aggregate principal amount of the 2025 Notes was fully redeemed in Fiscal 2023.

Interest expense for the 2025 Notes was:

	Fiscal Years Ending
	February 3,	January 28,
(In thousands)	2024	2023
Accrued interest for interest payments	$70	$6,894
Amortization of discount	10	915
Total interest expense	$80	$7,809

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

As of February 3, 2024, the Company was in compliance with the terms of the Credit Agreement and had $7.7 million outstanding in stand-by letters of credit. No borrowings were outstanding under the Credit Agreement as of both February 3, 2024 and January 28, 2023.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. The weighted average interest rate for borrowings during Fiscal 2023 was 6.0%. The total interest expense related to the Credit Facility for Fiscal 2023 was $1.1 million. The total interest expense related to the Credit Facility for Fiscal 2022 was $5.9 million.

10. Leases

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

	Fiscal Years Ending
	February 3,	January 28,
(In thousands)	2024	2023
Lease costs
Operating lease costs	$335,420	$368,483
Variable lease costs	121,061	121,604
Short-term leases and other lease costs	45,411	5,357
Total lease costs	$501,892	$495,444

Other information
Cash paid for operating lease liability	$(403,355)	$(397,059)
New operating lease ROU assets entered into during the period	$153,236	$254,290

The following table contains the average remaining lease term and discount rate, weighted by outstanding operating lease liability as of the end of the period:

Lease term and discount rate	February 3, 2024
Weighted-average remaining lease term - operating leases	4.99 years
Weighted-average discount rate - operating leases	4.6%

The table below is a maturity analysis of the operating leases in effect as of the end of the period. Undiscounted cash flows for finance leases and short-term leases are not material for the periods reported and are excluded from the table below:

Undiscounted cash flows
(In thousands)	February 3, 2024
Fiscal years:
2024	304,062
2025	284,736
2026	232,307
2027	180,886
2028	146,568
Thereafter	185,682
Total undiscounted cash flows	$1,334,241
Less: discount on lease liability	(148,611)
Total lease liability	$1,185,630

11. Accumulated Other Comprehensive Loss

The accumulated balances of other comprehensive loss included as part of the Consolidated Statements of Stockholders’ Equity follow:

Accumulated
Other
Comprehensive
(In thousands)	Loss
Balance at January 30, 2021	$(40,748)
Foreign currency translation loss (1)	(1,003)
Gain on long-term intra-entity foreign currency transactions	906
Balance at January 29, 2022	$(40,845)
Foreign currency translation gain (1)	9,749
Loss on long-term intra-entity foreign currency transactions	(1,534)
Balance at January 28, 2023	$(32,630)
Foreign currency translation gain (1)	$17,911
Loss on long-term intra-entity foreign currency transactions	$(1,691)
Balance at February 3, 2024	$(16,410)

(1)
Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in a subsidiary.

12. Share-Based Payments

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair value. Total share-based compensation expense included in the Consolidated Statements of Operations for Fiscal 2023, Fiscal 2022, and Fiscal 2021 was $51.1 million ($36.2 million, net of tax), $39.0 million ($27.3 million, net of tax), and $38.2 million ($28.8 million, net of tax), respectively.

There was $20.1 million of share-based payment expense, consisting of both time- and performance-based awards, included in gross profit this year. This is compared to $16.8 million of share-based payment expense included in gross profit last year.

There was $31.0 million of share-based payment expense, consisting of time and performance-based awards, included in selling, general, and administrative expenses for Fiscal 2023. This is compared to $22.2 million of share-based payment expense included in selling, general, and administrative expenses for Fiscal 2022.

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

At February 3, 2024, the Company had awards outstanding under two share-based compensation plans, which are described below.

Share-based compensation plans

2023 Stock Award and Incentive Plan (“2023 Plan”)

The 2023 Plan was approved by the stockholders on June 7, 2023. The 2023 Plan authorized 10.6 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2023 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2023 Plan. The 2023 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value of $750,000 in any single fiscal year. Through February 3, 2024, approximately a nominal amount of shares of restricted stock and common stock had been granted under the 2023 Plan to employees and directors. Approximately 11% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 89% of the restricted stock awards are time-based and 12% vest ratably over three years and 88% vest over one year.

2020 Stock Award and Incentive Plan (“2020 Plan”)

The 2020 Plan was approved by the stockholders on April 13, 2020. The 2020 Plan authorized 10.2 million shares for issuance, in the form of options, stock appreciation rights (“SARS”), restricted stock, restricted stock units, bonus stock and awards, performance awards, dividend equivalents and other stock-based awards. The 2020 Plan provides that for awards intended to qualify as “performance-based compensation” under Code Section 162(m), (i) the maximum number of shares awarded to any individual may not exceed 3.0 million shares per year for options and SARS and (ii) no more than 1.5 million shares may be granted with respect to each of restricted shares of stock and restricted stock units (subject to certain adjustments and exceptions provided therein). The 2020 Plan allows the Compensation Committee of the Board to determine which employees receive awards and the terms and conditions of the awards under the 2020 Plan. The 2020 Plan provides for grants to directors who are not officers or employees of the Company, which are not to exceed in value of $750,000 in any single fiscal year. Through February 3, 2024, approximately 7.2 million shares of restricted stock and approximately 3.4 million shares of common stock had been granted under the 2020 Plan to employees and directors. Approximately 40% of the restricted stock awards are performance-based and are earned if the established performance goals are met. The remaining 60% of the restricted stock awards are time-based and 97% vest ratably over three years and 3% vest over a period of one to two years. The 2020 Plan terminated on June 7, 2023 with all rights of the awardees and all unexpired awards continuing in force and operation after the termination.

Stock Option Grants

The Company has granted time-based stock options under the 2020 Plan. Time-based stock option awards vest over the requisite service period of the award or to an employee’s eligible retirement date, if earlier.

A summary of the Company’s stock option activity under the 2020 Plan for Fiscal 2023 follows:

	Fiscal Year Ending February 3, 2024
		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Outstanding - January 28, 2023	3,950	$17.01
Granted	1,051	$13.17
Exercised (1)	(491)	$12.18
Cancelled	(297)	$13.99
Outstanding - February 3, 2024	4,213	$16.83	4.0	22,038
Vested and expected to vest - February 3, 2024	3,252	$16.97	2.7	9,251
Exercisable - February 3, 2024 (2)	1,694	$13.71	2.7	11,963

(1)
Options exercised during Fiscal 2023 ranged in price from $8.62 to $17.24.
(2)
Options exercisable represent “in-the-money” vested options based upon the weighted average exercise price of vested options compared to the Company’s stock price on February 3, 2024.

The weighted-average grant date fair value of stock options granted during Fiscal 2023 and Fiscal 2022 was $5.31 and $5.90, respectively. The aggregate intrinsic value of options exercised during Fiscal 2023 and Fiscal 2022 was $3.6 million, and $0.5 million, respectively. Cash received from the exercise of stock options and the actual tax detriment realized from share-based payments was $7.6 million and ($0.5) million, respectively, for Fiscal 2023. Cash received from the exercise of stock options and the actual tax benefit realized from share-based payments was $2.1 million and $0.3 million, respectively, for Fiscal 2022.

As of February 3, 2024, there was $0.4 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.8 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ending
	February 3,	January 28,
Black-Scholes Option Valuation Assumptions	2024	2023
Risk-free interest rate (1)	3.4%	2.5%
Dividend yield	2.8%	3.8%
Volatility factor (2)	55.7%	52.2%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the activity of the Company’s restricted stock is presented in the following tables:

	Time-Based Restricted Stock Units		Performance- Based Restricted Stock Units
	Fiscal Year Ending		Fiscal Year Ending
	February 3, 2024		February 3, 2024
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - January 28, 2023	2,749	$17.00	1,574	$20.11
Granted	1,939	13.42	958	15.04
Vested	(1,585)	14.95	(421)	15.95
Cancelled	(273)	15.64	(88)	22.90
Non-vested - February 3, 2024	2,830	$15.83	2,023	$18.45

As of February 3, 2024, there was $25.8 million of unrecognized compensation expense related to non-vested time-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.8 years. There is $3.6 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted average period of 1.6 years.

As of February 3, 2024, the Company had 12.0 million shares available for all equity grants.

During Fiscal 2023 and Fiscal 2022, we repurchased approximately 0.8 million and 0.6 million shares, respectively, from certain employees at market prices totaling $10.7 million and $9.8 million, respectively. These shares were repurchased for the payment of taxes in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned share repurchases have been recorded as treasury stock.

13. Retirement Plan and Employee Stock Purchase Plan

The Company maintains a profit sharing and 401(k) plan (the “Retirement Plan”). Under the provisions of the Retirement Plan, full-time employees and part-time employees are automatically enrolled to contribute 3% of their salary if they have attained 20 years of age. In addition, full-time employees need to have completed 30 days of service and part-time employees must either complete 1,000 hours of service within a 12-month period or complete 500 hours of service in two consecutive 12-month periods (effective January 1, 2023). Individuals can decline enrollment or can contribute up to 50% of their eligible salary to the 401(k) plan on either a pretax or post-tax (Roth) basis, subject to Internal Revenue Service (“IRS) annual limitations. After one year of service, the Company will match 100% of the first 3% of pay plus an additional 25% of the next 3% of pay that is contributed to the plan. Employees are 100% vested in the Company match after two years. Contributions to the profit-sharing plan, as determined by the Board, are discretionary. The Company recognized $21.0 million, $15.1 million, and $14.7 million in expense during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, in connection with the Retirement Plan.

The Employee Stock Purchase Plan is a non-qualified plan that covers all full-time and part-time employees who are at least 18 years old and have completed 60 days of service. Contributions are determined by the employee ($5 minimum/pay period), with the Company matching 15% of the investment up to a maximum investment of $100 per pay period. These contributions are used to purchase shares of Company stock in the open market.

14. Income Taxes

On December 22, 2017, the United States government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (the "Tax Act”). The Tax Act significantly changed United States international tax laws for tax years beginning after December 31, 2017 and included a provision designed to currently tax global intangible low-taxed income (“GILTI”) earned by non-United States corporate subsidiaries of large United States shareholders. The Company has elected to treat GILTI as a period expense, and the effect of the GILTI inclusion for Fiscal 2023 is not material.

The components of income (loss) before income taxes are:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
U.S.	$208,283	$138,023	$520,952
Foreign	31,575	40,471	37,970
Total	$239,858	$178,494	$558,922

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Years Ending
	February 3,	January 28,
(in thousands)	2024	2023
Deferred tax assets:
Operating lease ROU assets	$305,043	$353,277
Employee compensation and benefits	25,576	2,896
Net Operating Loss	25,071	27,604
Capitalized research and development expenses	22,014	4,120
Accruals not currently deductible	10,041	11,442
Deferred compensation	9,737	9,498
Inventories	8,828	7,082
Other long-term assets	8,169	8,201
State tax credits	7,741	7,968
Gift card liability	5,723	4,871
Capital loss	4,673	4,210
Allowance for Doubtful Accounts	3,114	911
Foreign tax credits	955	2,761
Other	690	744
General Business Credits	116	1,586
Disallowed business interest expense	—	8,353
Gross deferred tax assets	437,491	455,524
Valuation allowance	(27,466)	(25,902)
Total deferred tax assets	410,025	429,622
Deferred tax liabilities:
Operating lease liabilities	$(253,229)	$(287,061)
Property and equipment	(69,030)	(100,958)
Prepaid expenses	(3,572)	(2,988)
Goodwill	(1,981)	(1,996)
Other	(149)	(136)
2025 Notes	—	—
Total deferred tax liabilities	$(327,961)	$(393,139)
Total deferred tax assets, net	$82,064	$36,483

The change in net deferred tax assets was primarily due to a decrease in the net deferred tax asset of Operating lease ROU assets, Operating lease liabilities, Property and equipment and disallowed business interest expense, partially offset by an increase in employee compensation and benefits and capitalized research and development expenses.

As of February 3, 2024, the Company had deferred tax assets related to federal, state and foreign net operating loss carryovers of $10.2 million, $5.4 million and $9.4 million, respectively, that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers expire in future years and some have an indefinite carryforward period. Management believes it is more likely than not that a portion of state net operating loss and the foreign net operating loss carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $2.8 and $2.7 have been recorded on the deferred tax assets related to a portion of the state net operating loss carryovers as of February 3, 2024 and January 28, 2023, respectively. Further, valuation allowances of $9.4 million and $6.7 million have been recorded on the deferred tax assets related to the cumulative foreign net operating loss carryovers as of February 3, 2024 and January 28, 2023, respectively. We also provided for valuation allowances of a nominal amount as of February 3, 2024 and $1.6 million as of January 28, 2023, related to other foreign deferred tax assets.

The Company had foreign tax credit carryovers in the amount of $1.0 million and $2.8 million as of February 3, 2024 and January 28, 2023, respectively. The foreign tax credit carryovers begin to expire in Fiscal 2028 to the extent not utilized. Management believes it is more likely than not that a certain category of foreign tax credit carryover will not reduce future years’ tax liabilities. As such, valuation allowances of $1.0 million have been recorded on the deferred tax assets related to the foreign tax credit carryovers as of both February 3, 2024 and January 28, 2023.

The Company had state income tax credit carryforwards of $8.0 million (net of federal tax) as of both February 3, 2024 and January 28, 2023, respectively. These income tax credits can be utilized to offset future state income taxes, with the majority having a carryforward period of 16 years. They will begin to expire in Fiscal 2024. Management believes it is more likely than not that a portion of the state income tax credit carryovers will not reduce future years’ tax liabilities in certain jurisdictions. As such, valuation allowances of $1.5 million have been recorded on the deferred tax assets related to the cumulative state income tax credit carryovers as of both February 3, 2024 and January 28, 2023.

The Company had United States federal and state capital loss carryforwards of $4.6 million and $4.2 million as of February 3, 2024 and January 28, 2023, respectively. Generally, the capital loss has a carryforward period of five years. The Company has recorded a valuation allowance of $4.6 million and $4.2 million as of February 3, 2024 and January 28, 2023, on the deferred tax asset attributable to these capital losses. The Company recorded deferred tax assets of $8.2 million as of both February 3, 2024 and January 28, 2023, for other long-term assets related to the acquisition of Quiet Logistics, Inc. and certain other strategic investments. Management believes it is more likely than not that these other long-term assets will not reduce future years’ tax liabilities. As such, valuation allowances of $8.2 million was recorded as of both February 3, 2024 and January 28, 2023 for the deferred tax asset attributable to these assets.

Significant components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Current:
Federal	$66,112	$(986)	$107,493
Foreign taxes	27,958	19,701	19,671
State	19,206	3,594	24,979
Total current	113,276	22,309	152,143
Deferred:
Federal	$(31,602)	$26,758	$(12,637)
Foreign taxes	(6,317)	(1,374)	(1,284)
State	(5,537)	5,665	1,071
Total deferred	(43,456)	31,049	(12,850)
Provision for income taxes	$69,820	$53,358	$139,293

As of February 3, 2024, the undistributed earnings of the Company’s foreign subsidiaries were approximately $139.2 million. The Company intends to permanently reinvest a portion of its earnings outside of the United States for the foreseeable future. On the remaining earnings, the Company has not recognized deferred tax expense because we expect any potential distribution to be made from previously taxed earnings, or qualify for the 100% dividends received deduction, along with negligible foreign withholding taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Unrecognized tax benefits, beginning of the year balance	$2,478	$3,259	$2,563
Increases in current period tax positions	2,371	681	251
Increases in tax positions of prior periods	10	—	688
Settlements	(275)	(454)	—
Lapse of statute of limitations	(75)	(277)	(93)
Decreases in tax positions of prior periods	(535)	(731)	(150)
Unrecognized tax benefits, end of the year balance	$3,974	$2,478	$3,259

As of February 3, 2024, the gross amount of unrecognized tax benefits was $4.0 million, of which $3.6 million would affect the effective income tax rate if recognized. The gross amount of unrecognized tax benefits as of January 28, 2023 was $2.5 million, of which $2.0 million would affect the effective income tax rate if recognized.

Unrecognized tax benefits increased by $1.5 million during Fiscal 2023, and decreased by $0.8 million during Fiscal 2022. Over the next 12 months, the Company believes it is reasonably possible that the unrecognized tax benefits could decrease by as much as $1.1 million as a result of federal and state tax settlements, statute of limitations lapses, and other changes to the reserves.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits included in the Consolidated Balance Sheets were $0.8 million as of both February 3, 2024 and January 28, 2023.

The Company and its subsidiaries file income tax returns in the United States and various state and foreign jurisdictions. The IRS has completed examinations through February 1, 2020. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, generally, the Company and its subsidiaries are no longer subject to income tax audits for tax years before Fiscal 2017 (ended February 3, 2018). Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties have been provided for any adjustments that are expected to result from these years.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	4.4	3.6	4.1
Foreign rate differential	0.2	0.9	0.6
International provisions of Tax Act	(2.2)	0.1	(0.5)
Valuation allowance changes, net	0.5	0.5	0.2
Non-deductible executive compensation	3.8	2.0	1.3
Change in unrecognized tax benefits	0.8	(0.1)	0.1
Share Based Payments	0.2	(0.2)	(0.8)
Note Exchanges	0.0	1.4	0.0
Non-deductible goodwill impairment	3.5	0.0	0.0
Federal Credits	(2.1)	(0.4)	(1.0)
Other	(1.0)	1.1	(0.1)
	29.1%	29.9%	24.9%

The Company recorded income tax expense of $69.8 million (an effective tax rate of 29.1%) in Fiscal 2023, and income tax expense of $53.4 million (an effective tax rate of 29.9%) in Fiscal 2022.

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

Reportable segment information is presented in the following table:

	Fiscal Years Ending
	February 3, 2024	January 28, 2023	January 29, 2022
Net Revenue:
American Eagle	$3,361,579	$3,262,893	$3,555,706
Aerie	$1,670,000	$1,506,798	$1,376,269
Total Segment Net Revenue	$5,031,579	$4,769,691	$4,931,975
Other	$489,056	$469,371	$81,951
Intersegment Elimination	$(258,865)	$(249,229)	$(3,140)
Total Net Revenue	$5,261,770	$4,989,833	$5,010,785

Operating Income:
American Eagle	$599,796	$541,406	$795,960
Aerie	$275,862	$167,467	$214,000
Total Segment Operating Income	$875,658	$708,873	$1,009,960
Other	$(36,124)	$(56,793)	$(15,996)
Intersegment Elimination	$-	$-	$-
General corporate expenses	$(464,172)	$(382,824)	$(390,955)
Impairment, restructuring and other charges(1)	$(152,645)	$(22,209)	$(11,944)
Total Operating Income	$222,717	$247,047	$591,065

Debt related charges	$-	$64,721	$-
Interest (income) expense, net	$(6,190)	$14,297	$34,632
Other (income), net	$(10,951)	$(10,465)	$(2,489)
Income before income taxes	$239,858	$178,494	$558,922

Capital Expenditures
American Eagle	$61,139	$85,033	$47,106
Aerie	$40,746	$107,084	$80,062
Other	$32,235	$32,717	$3,932
General corporate expenditures	$40,317	$35,544	$102,747
Total Capital Expenditures	$174,437	$260,378	$233,847

Depreciation and amortization
American Eagle	$77,195	$66,820	$59,641
Aerie	$61,249	$53,921	$33,834
Other	$18,874	$16,067	$2,023
General corporate depreciation	$69,548	$70,089	$71,284
Total Depreciation and amortization	$226,866	$206,897	$166,781

(1) Refer to Note 16. to the Consolidated Financial Statements for additional information.

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 96% of total net revenue.

The following tables present summarized geographical information:

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Total net revenue:
United States	$4,424,345	$4,268,114	$4,336,806
Foreign (1)	837,425	721,719	673,979
Total net revenue	$5,261,770	$4,989,833	$5,010,785

(1)
Amounts represent sales from American Eagle and Aerie international retail stores, and e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

	Fiscal Years Ending
	February 3,	January 28,
(In thousands)	2024	2023
Long-lived assets, net:
United States	$1,521,392	$2,050,459
Foreign	468,649	177,535
Total long-lived assets, net	$1,990,041	$2,227,994

16. Impairment, Restructuring and Other Charges

The following table represents impairment, restructuring and other charges. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations, unless otherwise noted.

As e-commerce penetration and growth has normalized coming out of the COVID-19 pandemic, the supply chain landscape has continued to evolve and financial results were negatively impacted. In Fiscal 2023, as part of our profit improvement initiative, we began to streamline and shift the operations of Quiet Platforms to better align with AEO's long term strategy. As a result of these changes, Quiet Platforms has refined its focus on its core capabilities as a regionalized fulfillment center network. The network has been updated to reflect this refined focus. The impact of the Quiet platforms business changes resulted in $119.6 million impairment, restructuring and other charges in Fiscal 2023.

Our international business has also experienced changes in market conditions as a result of unbalanced recovery from the COVID-19 pandemic. The Company has made the decision to exit the Japan market fully as of the end of Fiscal 2023. Relative to Hong Kong, the Company has implemented a strategy to right-size our presence in the market given a slower than anticipated recovery. The impact of the change to our international strategy resulted in $21.8 million of impairment, restructuring and other charges recorded in Fiscal 2023.

	Fiscal Years Ending
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Charges recorded in cost of sales:
Inventory charges (1)	$10,950	$—	$—

Charges recorded in operating expenses:
Quiet Platforms impairment, restructuring and other charges (2)	$119,572	$3,844	$—
International impairment and restructuring costs (3)	$10,882	$7,997	$6,174
Corporate impairment and restructuring charges (4)	$11,241	$—	$2,575
U.S. and Canada store impairment charges(5)	$—	$10,368	$3,195
Total impairment, restructuring and other charges	$141,695	$22,209	$11,944

Total Company impairment, restructuring and other charges	$152,645	$22,209	$11,944

The following footnotes relate to the impairment, restructuring and other charges in Fiscal 2023:

(1)
$11.0 million of inventory write-down charges related to our international businesses as further described in paragraph 1 of note (3) below.

(2)
$119.6 million of charges related to the Quiet Platforms restructuring. Of this amount, we impaired definite lived intangible assets of $40.5 million consisting of $31.2 million of customer relationships and $9.3 million of trade names. We also impaired $39.6 million of goodwill. We recorded $24.7 million of long-term asset impairment primarily related to technology which is no longer a part of the long-term strategy. All impairments were recorded due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms. We recorded $9.9 million of severance based on this revised strategy. We also recorded $4.9 million of contract related charges.

For Fiscal 2022, impairment of $2.8 million consisting of $2.3 million of ROU asset and $0.5 million of property and equipment related to the closure of the Jacksonville, FL distribution center and severance of $1.0 million related to employees of that distribution center. The Jacksonville distribution center was replaced with a higher productivity location in Atlanta, GA.

(3)
$10.9 million of charges related to exiting the Japan market, including the closure of all 4 stores in January 2024, as well as impairment related to our Hong Kong retail operations. Of this amount, $4.7 million related to Japan ROU assets, $3.6 million of Japan store property and equipment, $1.3 million of Hong Kong store ROU assets, and $1.3 million of employee severance. All impairments were recorded due to insufficient prospective cash flows to support the asset values. Additionally, we recorded $11.0 million of inventory write-down charges related to restructuring our international operations, which was recorded separately in Cost of Sales and discussed in note (1) above.

For Fiscal 2022, $7.5 million of store impairment due to insufficient prospective cash flows to support the asset values and $0.5 million of severance related to down sizing Hong Kong retail operations.

For Fiscal 2021, $6.2 million of store impairment related to insufficient prospective cash flows to support the asset value.

(4)
$11.2 million, consisting of $6.0 million of employee severance related to corporate realignment and other asset impairment of $5.2 million of investments related to further strategic business changes.

For Fiscal 2021, impairment of $2.6 million of other assets.

(5)
For Fiscal 2022, $10.4 million of impairment charges, consisting of $9.2 million of ROU assets and $1.2 million of store property and equipment related to insufficient cash flows to support the asset value in the U.S. and Canada.

For Fiscal 2021, $3.2 million consisting of $2.2 million of store property and equipment and $1.0 million of ROU assets related to insufficient cash flows to support the asset value.

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

February 3,
(In thousands)	2024
Accrued liability as of January 28, 2023	$—
Add: Costs incurred, excluding non-cash charges	17,407
Less: Cash payments and adjustments	(5,993)
Accrued liability as of February 3, 2024	$11,414

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

Our Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2024. In making this assessment, our Management used the framework and criteria set forth in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024.

Our independent registered public accounting firm, Ernst & Young LLP, was retained to audit the Company’s consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of February 3, 2024, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Eagle Outfitters, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited American Eagle Outfitters, Inc.’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Eagle Outfitters, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 15, 2024

Item 9B. Other Information.

(B) Rule 10b5-1 Trading Plans

During Fiscal 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Proposal One: Election of Directors” in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders (“Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after February 3, 2024 and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

The information required by Item 405 of Regulation S-K is contained under the caption “Delinquent Section 16(a) Reports” of the Proxy Statement and is incorporated herein by reference.

The Company’s Code of Ethics is publicly available on the Investor Relations page of the Company’s Internet website at investors.ae.com under the section “ESG - Governance Overview.” The remaining information required by Item 406 of Regulation S-K is contained under the caption “Corporate Governance” of the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements are included in Part II Item 8, Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023

Consolidated Statements of Operations for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022

Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022

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

3.2	Amended and Restated Bylaws of American Eagle Outfitters, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 13, 2023 (SEC File No. 001-33338))

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

First Amendment to the Amended and Restated Credit Agreement, dated as of January 30, 2019, among American Eagle Outfitters, Inc. and certain of its subsidiaries as co-borrowers or grantors, each lender from time to time party thereto, and PNC Bank, National Association as administrative agent for the lenders and certain other parties and agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2020 (SEC File No. 001-33338))

10.3^

American Eagle Outfitters, Inc. Deferred Compensation Plan, Amended and Restated December 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2008 (SEC File No. 001-33338))

10.4^

American Eagle Outfitters, Inc. Director Deferred Compensation Plan, Amended and Restated January 28, 2021(incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 11, 2021 (SEC File No. 001-33338))

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

10.9^	Letter Agreement with Jennifer Foyle dated June 25, 2010 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 13, 2014 (SEC File No. 001-33338))

10.10^	Form of 2016 Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 10, 2017 (SEC File No. 001-33338))

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

10.16^	Notice of Grant of Special Engagement and Retention Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on December 12, 2018 (SEC File No. 001-33338))

10.17^	American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan (incorporated by reference as Exhibit 99.1 to the Company’s Form S-8 filed on June 4, 2020 (SEC File No. 333-238942))

10.18^	American Eagle Outfitters, Inc. Annual Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on March 14, 2022 (SEC File No. 001-33338))

10.19^	Letter Agreement with Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.20^

Change in Control Agreement between American Eagle Outfitters, Inc. and Marisa Baldwin, dated August 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.21^

Form of 2021 Confidentiality, Non-Competition and Intellectual Property Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 23, 2021 (SEC File No. 001-33338))

10.22

Form of Exchange Agreement, dated June 3, 2022, by and between American Eagle Outfitters, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-33338))

10.23

Accelerated Share Repurchase Agreement, dated June 3, 2022, by and between American Eagle Outfitters, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 3, 2022 (SEC File No. 001-33338))

10.24

Form of Exchange Agreement, dated December 5, 2022, by and between American Eagle Outfitters, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2022 (SEC File No. 001-33338))

10.25^

American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 30, 2023 (SEC File No. 333-273076))

10.26^*	Form of Notice of Grant of Performance-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan

10.27^*	Form of Notice of Grant of Stock Option Award Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan

10.28^*	Form of Notice of Grant of Time-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2020 Stock Award and Incentive Plan

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31.1*	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1^*	Incentive Based Compensation Recovery Policy

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 3, 2024, formatted as Inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023, (ii) Consolidated Statements of Operations for the fiscal years ended February 3, 2024, January 28, 2023 , and January 29, 2022 (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, and (v) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 and (vi) Item 1C. Cybersecurity

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended February 3, 2024, formatted in Inline XBRL and contained in Exhibit 101

- Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

+ Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC.

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
Jay L. Schottenstein
Chief Executive Officer

Dated March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

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