Form 10-Q
period 2024-05-04
AMERICAN EAGLE OUTFITTERS INC
filed 2024-05-30
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 196,430,395 shares of Common Stock were outstanding at May 28, 2024.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 15, 2024 (the "Fiscal 2023 Form 10-K") that may not be in the control of management. As used herein, “Fiscal 2024” refers to the 52-week period that will end on February 1, 2025. “Fiscal 2023” refers to the 53-week period ended February 3, 2024.

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
•
the anticipated selection of approximately 80 to 90 American Eagle and Aerie stores in North America for remodeling during Fiscal 2024;
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

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•
the risk that general macroeconomic conditions, including the effect of inflationary economic pressures and other business factors will continue to negatively impact discretionary consumer spending and, in turn, adversely impact our revenues and margins;

•
the risk that our inability to anticipate and respond to changing consumer preferences and fashion trends and fluctuations in consumer demand in a timely manner could adversely impact our business and results of operations;
•
the risk that seasonality may cause sales to fluctuate and negatively impact our results of operations;
•
the risks associated with operating in a highly competitive industry, and facing significant pricing pressures from existing and new competitors;
•
the risk that our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises and results of elections, negative global climate patterns, or other catastrophic events;
•
the risk that impairment to goodwill, intangible assets, and other long-lived assets, including impairments relating to our Quiet Platforms business, could adversely impact our profitability;
•
the risk that our inability to grow and optimize our digital channels and leverage omni-channel capabilities could adversely impact our business;
•
the risk that failure to define, launch and communicate a brand-relevant customer experience could have a negative impact on our growth and profitability;
•
the risks that our inability to execute on our key business priorities could have a negative impact on our growth and profitability;
•
the risk that our current international operations and efforts to further expand internationally expose us to risks inherent in operating in other countries;
•
the risk that failure to protect our reputation could have a material adverse effect on our brands;
•
the risk that failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations;
•
the risks associated with our inability to implement and sustain adequate information technology systems could adversely impact our profitability and the loss of disruption of information technology systems could have a material adverse effect on our business;
•
the risks related to our electronic processing of sensitive and confidential personal and business data, including cyberattacks, data breaches, other security incidents, or disruption of information technology systems or software;
•
risks associated with our international merchandise sourcing strategy, such as import tariffs, increasing prices for raw materials, and political instability, all of which could impact our profitability;
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
•
the risks associated with our significant lease obligations and are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•
the risk associated with our reliance on key personnel, the loss of whom could have a material adverse effect on our business;
•
the risks associated with the increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations;
•
the risks associated with the current legal and regulatory environment could adversely affect our financial condition and results of operations;
•
the risks associated with fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•
the risk that the unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition, and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

	May 4,	February 3,	April 29,
(In thousands, except per share amounts)	2024	2024	2023
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,518	$354,094	$117,841
Short-term investments	—	100,000	—
Merchandise inventory	681,062	640,662	624,851
Accounts receivable, net	230,934	247,934	259,074
Prepaid expenses and other	98,803	90,660	127,735
Total current assets	1,311,317	1,433,350	1,129,501
Operating lease right-of-use assets	1,123,649	1,005,293	1,053,938
Property and equipment, at cost, net of accumulated depreciation	703,551	713,336	762,433
Goodwill, net	225,253	225,303	264,896
Non-current deferred income taxes	89,332	82,064	13,034
Intangible assets, net	45,178	46,109	92,399
Other assets	58,937	52,454	57,693
Total assets	$3,557,217	$3,557,909	$3,373,894
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$225,480	$268,308	$212,318
Current portion of operating lease liabilities	303,603	284,508	321,430
Accrued compensation and payroll taxes	64,502	152,353	43,550
Unredeemed gift cards and gift certificates	57,373	66,285	57,014
Accrued income and other taxes	50,716	46,114	13,812
Other current liabilities and accrued expenses	71,655	73,604	68,313
Total current liabilities	773,329	891,172	716,437
Non-current liabilities:
Non-current operating lease liabilities	1,002,529	901,122	987,048
Long-term debt, net	—	—	30,225
Other non-current liabilities	29,003	28,856	21,168
Total non-current liabilities	1,031,532	929,978	1,038,441
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 196,430, 196,936, and 197,450 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	345,922	360,378	324,396
Accumulated other comprehensive loss	(15,722)	(16,410)	(26,777)
Retained earnings	2,267,785	2,214,159	2,130,108
Treasury stock, at cost, 53,136, 52,630, and 52,116 shares, respectively	(848,125)	(823,864)	(811,207)
Total stockholders’ equity	1,752,356	1,736,759	1,619,016
Total liabilities and stockholders’ equity	$3,557,217	$3,557,909	$3,373,894

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	May 4,	April 29,
(In thousands, except per share amounts)	2024	2023
Total net revenue	$1,143,867	$1,080,926
Cost of sales, including certain buying, occupancy and warehousing expenses	679,628	667,747
Gross profit	464,239	413,179
Selling, general and administrative expenses	333,493	312,345
Impairment, restructuring and other charges	—	21,275
Depreciation and amortization expense	52,910	56,728
Operating income	$77,836	$22,831
Interest (income) expense, net	(3,439)	690
Other (income), net	(1,396)	(3,311)
Income before income taxes	82,671	25,452
Provision for income taxes	14,919	6,999
Net income	$67,752	$18,453

Basic net income per common share	$0.34	$0.09
Diluted net income per common share	$0.34	$0.09

Weighted average common shares outstanding - basic	196,429	194,487
Weighted average common shares outstanding - diluted	201,310	197,160

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Net income	$67,752	$18,453
Other comprehensive income:
Foreign currency translation adjustments	688	5,853
Other comprehensive income:	688	5,853
Comprehensive income	$68,440	$24,306

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

13 Weeks Ended May 4, 2024 and April 29, 2023

(In thousands, except per share amounts)	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	14,650	—	—	—	14,650
Repurchase of common stock from employees	(740)	—	—	—	(10,314)	—	(10,314)
Reissuance of treasury stock	2,027	—	(27,194)	(3,183)	31,603	—	1,226
Redemption of Convertible Senior Notes	1,099	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	—	18,453	—	—	18,453
Other comprehensive income	—	—	—	—	—	5,853	5,853
Cash dividends declared and dividend equivalents ($0.10 per share)	—	—	526	(20,151)	—	—	(19,625)
Contributions from non-controlling interests	—	—	920	—	—	—	920
Balance at April 29, 2023	197,450	$2,496	$324,396	$2,130,108	$(811,207)	$(26,777)	$1,619,016

Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards	—	—	20,436	—	—	—	20,436
Repurchase of common stock as part of publicly announced programs	(1,500)	—	—	—	(34,949)	—	(34,949)
Repurchase of common stock from employees	(531)	—	—	—	(13,242)	—	(13,242)
Reissuance of treasury stock	1,525	—	(35,005)	11,072	23,930	—	(3)
Net income	—	—	—	67,752	—	—	67,752
Other comprehensive income	—	—	—	—	—	688	688
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	605	(25,198)	—	—	(24,593)
Contributions from non-controlling interests	—		(492)	—	—	—	(492)
Balance at May 4, 2024	196,430	$2,496	$345,922	$2,267,785	$(848,125)	$(15,722)	$1,752,356

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Operating activities:
Net income	$67,752	$18,453
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	55,097	57,932
Share-based compensation	20,586	14,780
Deferred income taxes	(7,109)	23,448
Loss on impairment of assets	-	10,759
Changes in assets and liabilities:
Accounts receivable	16,729	(16,331)
Merchandise inventory	(40,078)	(43,070)
Operating lease assets	(91,029)	72,310
Operating lease liabilities	93,385	(88,777)
Other assets	(16,344)	(19,863)
Accounts payable	(42,788)	(22,106)
Accrued compensation and payroll taxes	(87,931)	(8,404)
Accrued and other liabilities	(6,381)	(7,347)
Net cash (used for) operating activities	(38,111)	(8,216)
Investing activities:
Capital expenditures for property and equipment	(36,209)	(45,857)
Sale of available-for-sale investments	100,000	-
Other investing activities	(4,570)	(163)
Net cash provided by (used for) investing activities	59,221	(46,020)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(34,948)	-
Repurchase of common stock from employees	(13,242)	(10,314)
Proceeds from revolving line of credit	-	30,000
Net proceeds from stock options exercised	1,853	1,095
Cash dividends paid	(24,593)	(19,625)
Other financing activities	(3,284)	752
Net cash (used for) provided by financing activities	(74,214)	1,908
Effect of exchange rates changes on cash	(472)	(40)
Net change in cash and cash equivalents	(53,576)	(52,368)
Cash and cash equivalents - beginning of period	354,094	170,209
Cash and cash equivalents - end of period	$300,518	$117,841

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc. (the “Company," “we,” and “our,”) a Delaware corporation, at May 4, 2024 and April 29, 2023 and for the 13 week periods ended May 4, 2024 and April 29, 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2023 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") and Aerie® brands. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates more than 1,500 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and through more than 300 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to approximately 80 countries worldwide.

As e-commerce penetration and growth has normalized coming out of the COVID-19 pandemic, the supply chain landscape has continued to evolve. In Fiscal 2023, as part of its profit improvement initiative, the Company began to streamline and shift the operations of Quiet Platforms to better align with AEO's long term strategy. As a result of these changes, Quiet Platforms has refined its focus on its core capabilities as a regionalized fulfillment center network. The network and related growth plans have been updated to reflect this refined focus.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interest is included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At May 4, 2024, the Company operated in two reportable segments, American Eagle and Aerie.

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

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding Segment Reporting.

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

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 weeks ended May 4, 2024, an unrealized gain of $0.7 million was included in other comprehensive income, which were primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

Cash, Cash Equivalents and Short-term Investments

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

As of May 4, 2024, the weighted average remaining useful life of our assets was approximately six years.

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

There were no long-lived asset impairment charges recorded during the 13 weeks ended May 4, 2024. During the 13 weeks ended April 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment and refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 3, 2024. As a result of the annual impairment test, the Company concluded that the goodwill assigned to the Quiet Platforms reporting unit was impaired, resulting in a charge of $39.6 million recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations for Fiscal 2023, due to insufficient prospective cash flows to support the carrying value of the business. Significant, subjective assumptions used in the Company’s fair value estimate included forecasted cost of sales, forecasted operating expense and the discount rate. No indicators of impairment were present during the 13 weeks ended May 4, 2024 or April 29, 2023.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. During Fiscal 2023, the Company recorded a $40.5 million impairment charge within impairment, restructuring and other charges on the Consolidated Statements of Operations related to the definite-lived intangible assets of Quiet Platforms, due to insufficient prospective cash flows to support the carrying value of the assets. No definite-lived intangible asset impairment charges were recorded during the 13 weeks ended May 4, 2024 or April 29, 2023.

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

Credit Agreement

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

Total net revenue, net of merchandise costs, represents merchandise margin.

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

Interest (Income) Expense, Net

Interest (income) expense, net primarily consists of interest income from cash and cash equivalents.

Other (Income), Net

Other (income), net consists primarily of foreign currency fluctuations and changes in other non-operating items. Non-controlling interest was not material for any period presented and is included within other (income), net.

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

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash, cash equivalents, and short-term investments which are recorded in the Consolidated Balance Sheets:

(In thousands)	May 4, 2024	February 3, 2024	April 29, 2023
Cash and cash equivalents:
Cash	$110,792	$162,279	$117,457
Interest bearing deposits	$189,726	$191,815	384
Total cash and cash equivalents	$300,518	$354,094	$117,841
Short-term investments:
Certificates of deposits	$-	$100,000	$—
Total short-term investments	$-	$100,000	—
Total cash and short-term investments	$300,518	$454,094	$117,841

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

	Fair Value Measurements at May 4, 2024
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$110,792	$110,792	$-	$-
Interest bearing deposits	189,726	189,726	-	-
Total cash and cash equivalents	$300,518	$300,518	$-	$-

Long-Term Debt

As of May 4, 2024, there were no outstanding borrowing under the Company's Credit Facility. As of April 29, 2023, the fair value of the Company's $30 million in outstanding borrowings under its Credit Facility approximated the carrying value.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. There were no long-lived asset impairment charges recorded during the 13 weeks ended May 4, 2024. During the 13 weeks ended April 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. Refer to Note 13 to the Consolidated Financial Statements for additional information on impairment, restructuring and other charges.

The fair value of the Company's ROU assets was based upon market rent assumptions.

The Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. The Company last performed an annual goodwill impairment test using Level 3 inputs as defined in ASC 820 as of February 3, 2024.

No indicators of goodwill impairment were present during the 13 weeks ended May 4, 2024 and April 29, 2023.

5. Earnings per Share

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended
(In thousands)	May 4, 2024	April 29, 2023
Numerator:
Net income and numerator for basic EPS	$67,752	$18,453
Add: Interest expense, net of tax, related to the 2025 Notes (1)	—	58
Numerator for diluted EPS	$67,752	$18,511

Denominator:
Denominator for basic EPS - weighted average shares	196,429	194,487
Add: Dilutive effect of the 2025 Notes (1)	-	834
Add: Dilutive effect of stock options and non-vested restricted stock	4,881	1,839
Denominator for diluted EPS - adjusted weighted average shares	201,310	197,160
Anti-dilutive shares (2)	239	2,072

(1) The Company utilizes the "if-converted" method of calculating diluted EPS, in accordance with ASU 2020-06, Debt with Conversion and Other Options.

(2) For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the 2025 Notes and share-based compensation, respectively.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	May 4,	February 3,	April 29,
(In thousands)	2024	2024	2023
Property and equipment, at cost	$2,437,863	$2,427,114	$2,723,188
Less: Accumulated depreciation and impairment	(1,734,312)	(1,713,778)	(1,960,755)
Property and equipment, net	$703,551	$713,336	$762,433

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	May 4,	February 3,	April 29,
(In thousands)	2024	2024	2023
Goodwill, gross (1)	$269,047	$269,097	$269,092
Accumulated impairment (2)	(43,794)	(43,794)	(4,196)
Goodwill, net	$225,253	$225,303	$264,896

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.
(2)
Accumulated impairment includes $39.6 million recorded in Fiscal 2023, $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	May 4,	February 3,	April 29,
(In thousands)	2024	2024	2023
Intangible assets, gross	$147,234	$147,054	$146,379
Accumulated amortization	(61,523)	(60,412)	(53,980)
Accumulated impairment	(40,533)	(40,533)	-
Intangible assets, net	$45,178	$46,109	$92,399

8. Long-Term Debt, Net

The Company has no long-term debt outstanding as of May 4, 2024 or February 3, 2024. As of April 29, 2023, there were $30 million of outstanding Credit Facility borrowings.

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes had a stated interest rate of 3.75%, payable semi-annually. The Company used the net proceeds from the issuance for general corporate purposes. The Company redeemed all of the remaining 2025 Notes during the 13 weeks ended April 29, 2023. See "Note Exchanges" below.

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

Note Exchanges

During Fiscal 2022, the Company entered into separate privately negotiated exchange agreements with certain holders of the 2025 Notes, to exchange $403.2 million in aggregate principal amount of the 2025 Notes for a combination of cash and shares of the Company's common stock, plus payment of accrued and unpaid interest (together, the "Note Exchanges").

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

Interest expense for the 2025 Notes was $0.1 million for the 13 weeks ended April 29, 2023.

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

As of May 4, 2024, there were no outstanding borrowings, and the Company was in compliance with the terms of the Credit Agreement with $12 million outstanding in stand-by letters of credit. As of April 29, 2023, the Company had $30 million in outstanding borrowings under the Credit Agreement and $7.7 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") rate of SOFR plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. There were no Credit Facility borrowings for the 13 weeks ended May 4, 2024. The total interest expense related to the Credit Facility borrowings for the 13 weeks ended April 29, 2023 was $0.6 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 weeks ended May 4, 2024 was $20.6 million ($17.0 million, net of tax), and for the 13 weeks ended April 29, 2023 was $14.8 million ($10.7 million, net of tax).

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 13 weeks ended May 4, 2024 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2024	4,213	$16.83
Granted	525	$24.37
Exercised	(293)	$13.96
Cancelled	-	$-
Outstanding - May 4, 2024	4,445	$17.91	4.3	32,185
Vested and expected to vest - May 4, 2024	4,323	$17.79	4.1	9,819
Exercisable - May 4, 2024 (1)	2,530	$15.49	3.3	22,298
(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on May 4, 2024.

As of May 4, 2024, there was $1.0 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.5 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	13 Weeks Ended
	May 4,	April 29,
Black-Scholes Option Valuation Assumptions	2024	2023
Risk-free interest rate (1)	4.4%	3.4%
Dividend yield	1.9%	2.8%
Volatility factor (2)	55.4%	55.7%
Weighted-average expected term (3)	4.5 years	4.5 years

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

Performance-based restricted stock ("PSU") awards include performance-based restricted stock units. Annual PSU grants cliff vest, if at all, at the end of a three-year performance period upon achievement of pre-established goals. Outstanding PSU awards receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of time-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A Monte-Carlo simulation was utilized for performance-based restricted stock awards.

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	May 4, 2024		May 4, 2024
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 3, 2024	2,830	$15.83	2,023	$18.45
Granted	1,048	$24.21	455	$27.71
Vested	(1,153)	$17.51	(248)	$39.81
Cancelled	(123)	$11.74	(32)	$18.05
Non-vested - May 4, 2024	2,602	$18.65	2,198	$17.96

As of May 4, 2024, there was $44.9 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.4 years. There is $7.5 million of unrecognized compensation expense related to performance-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.3 years.

As of May 4, 2024, the Company had 11 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 4, 2024 was 18.0% compared to 27.5% for the 13 weeks ended April 29, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to excess tax benefits on share-based payments and tax audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were $6.7 million for the 13 weeks ending May 4, 2024, and insignificant for the 13 weeks ended April 29, 2023. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits increased by approximately $14.2 million during the 13 weeks ended May 4, 2024 due to tax audit adjustments, and decreased by approximately $0.8 million during the 13 weeks ended April 29, 2023 due to income tax settlements. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $15.3 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits, which is expected to have an immaterial impact on the annual effective tax rate.

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

General corporate expenses consist of general and administrative costs that management does not attribute to any of our operating segments. These costs primarily relate to corporate administration, information and technology resources, finance and human resources functional and organizational costs, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

Our CEO analyzes segment results and allocates resources between segments based on the adjusted operating income, or the operating income in periods where there are no adjustments, of each segment. Adjusted operating income is a non-GAAP financial measure ("non-GAAP" or "adjusted") that is defined by the Company as operating income excluding impairment, restructuring and other charges. Adjusted operating income is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP consolidated financial statements and provides a higher degree of transparency.

Reportable segment information is presented in the following table:

	13 weeks ended
	May 4, 2024	April 29, 2023
Net Revenue:
American Eagle	$724,744	$671,092
Aerie	$372,652	$359,082
Total Segment Net Revenue	$1,097,396	$1,030,174
Other	$54,984	$109,357
Intersegment Elimination	$(8,513)	$(58,605)
Total Net Revenue	$1,143,867	$1,080,926

Operating Income:
American Eagle	$138,585	$107,167
Aerie	$61,327	$56,604
Total Segment Operating Income	$199,912	$163,771
Other	$(14,848)	$(16,307)
Intersegment Elimination	$-	$-
General corporate expenses	$(107,228)	$(103,358)
Impairment, restructuring and other charges(1)	$-	$(21,275)
Total Operating Income	$77,836	$22,831

Interest (income) expense, net	$(3,439)	$690
Other (income) expense, net	$(1,396)	$(3,311)
Income before income taxes	$82,671	$25,452

Capital Expenditures
American Eagle	$12,634	$14,943
Aerie	$11,741	$11,188
Other	$2,864	$5,577
General corporate expenditures	$8,970	$14,149
Total Capital Expenditures	$36,209	$45,857

(1) Refer to Note 13 to the Consolidated Financial Statements for additional information.

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 96% of total net revenue.

The following table presents summarized geographical information:

	13 Weeks Ended
(In thousands)	May 4, 2024	April 29, 2023
Total net revenue:
United States	$952,685	$914,391
Foreign (1)	191,182	166,535
Total net revenue	$1,143,867	$1,080,926

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

13. Impairment, Restructuring and Other Charges

The following table represents impairment, restructuring and other charges related to Quiet Platforms. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations during the 13 weeks ended April 29, 2023. There were no impairment, restructuring and other charges recorded for the 13 weeks ended May 4, 2024.

13 Weeks Ended
April 29,
(In thousands)	2023
Long-lived asset impairment charges	$10,759
Employee related costs	5,592
Other commercial related charges	4,924
Total impairment, restructuring and other charges	$21,275

The following footnotes relate to impairment, restructuring, and other charges recorded in the 13 weeks ended in April 29, 2023:

(1)
$21.3 million of charges related to the Quiet Platforms restructuring. Of this amount, we recorded $10.8 million of long-term asset impairment primarily related to technology which is no longer a part of the long-term strategy. All impairments were recorded due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms. We recorded $5.6 million of severance based on this revised strategy. We also recorded $4.9 million of contract related charges.

A rollforward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

13 Weeks Ended
May 4,
(In thousands)	2024
Accrued liability as of February 3, 2024	$11,414
Less: Cash payments and adjustments	(7,210)
Accrued liability as of May 4, 2024	$4,204

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2023, which can be found in our Fiscal 2023 Form 10-K.

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
• Critical Accounting Estimates

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Comparable Sales — Comparable sales and comparable sales changes provide a measure of sales growth for stores and channels open at least one year over the comparable prior year period. In fiscal years following those with 53 weeks, including Fiscal 2024, the prior year period is shifted by one week to compare similar calendar weeks. A store is included in comparable sales in the 13th month of operation. However, stores that have a gross square footage change of 25% or greater due to a remodel are removed from the comparable sales base but are included in total sales. These stores are returned to the comparable sales base in the 13th month following the remodel. Sales from American Eagle, Aerie, Todd Snyder, and Unsubscribed stores, as well as sales from AEO Direct and other digital channels, are included in total comparable sales. Sales from licensed stores are not included in comparable sales. Individual American Eagle and Aerie brand comparable sales disclosures include sales from stores and AEO Direct.

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

Current Trends and Outlook

Macroeconomic Conditions and Inflation

During Fiscal 2023 and the 13 weeks ended May 4, 2024, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more operating efficiency initiatives. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of our Fiscal 2023 Form 10-K.

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

Profit Improvement Program

We launched our profit improvement program during Fiscal 2023, "Powering Profitable Growth," which focused on a comprehensive review of our cost structure. Early actions have been focused on the components of gross margin and contributed to margin expansion in Fiscal 2023. Other significant work streams have been identified, actioned and incorporated into our Fiscal 2024 plans. The results of these initiatives are expected to yield gross margin expansion, as well as SG&A and depreciation leverage, resulting in an improved operating profit rate.

Results of Operations

The first 13 weeks of Fiscal 2024 showed early indicators of progress on our "Powering Profitable Growth" plan, marked by the three strategic priorities. Compared to the first 13 weeks of Fiscal 2023:

•
Amplifying our brands: Total revenue increased 6% to $1.144 billion from $1.081 billion, with American Eagle revenue increasing 8% year over year, and Aerie revenue increasing 4% year over year. American Eagle's comparable sales increased 7% year over year, and Aerie's comparable sales increased 6% year over year.
•
Executing with financial discipline: Gross profit increased 12% to $464 million year over year, and increased by 240 basis points to 40.6% as a percentage of revenue.
•
Optimizing our operating capabilities: Operating income increased 241% to $78 million from $23 million last year, and increased by 470 basis points to 6.8% as a percentage of revenue. Operating income of $78 million this year increased 76% when compared to adjusted operating income of $44 million last year, and increased 270 basis points.

Diluted earnings per share increased to $0.34 for the 13 weeks ended May 4, 2024 compared to $0.09, or $0.17 on an adjusted basis, for the 13 weeks ended April 29, 2023.

The following table shows the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	May 4, 2024		April 29, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,143,867	100.0%	$1,080,926	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	679,628	59.4	667,747	61.8
Gross profit	464,239	40.6	413,179	38.2
Selling, general and administrative expenses	333,493	29.2	312,345	28.9
Impairment, restructuring and other charges(1)	-	0.0	21,275	2.0
Depreciation and amortization expense	52,910	4.6	56,728	5.2
Operating income(1)	77,836	6.8	22,831	2.1
Interest (income) expense, net	(3,439)	(0.3)	690	0.1
Other (income), net	(1,396)	(0.1)	(3,311)	(0.3)
Income before income taxes	$82,671	7.2	$25,452	2.3
Provision for income taxes	14,919	1.3	6,999	0.6
Net income(1)	$67,752	5.9%	$18,453	1.7%

(1) Refer to “Non-GAAP Information” below for non-GAAP or adjusted financial measures.

The following table shows our consolidated store data for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 Weeks Ended
	May 4,	April 29,
	2024	2023
Number of stores:
Beginning of period	1,182	1,175
Opened	4	7
Closed	(13)	(2)
End of period	1,173	1,180

Total gross square feet at end of period (in '000)	7,221	7,273
International licensed/franchise stores at end of period (1)	315	280

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of May 4, 2024, we operated 846 American Eagle retail stores, consisting of 188 Aerie side-by-side locations, five locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and 2 OFFLINE™ side-by-side locations, 307 Aerie stand-alone stores (including 38 OFFLINE™ stand-alone stores and 32 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 15 Todd Snyder stand-alone locations and five Unsubscribed locations.

Comparison of the 13 weeks ended May 4, 2024 to the 13 weeks ended April 29, 2023

Total Net Revenue

Total net revenue increased 6% for the 13 weeks ended May 4, 2024 to $1.144 billion, compared to $1.081 billion last year. Digital revenue increased 12%, and store revenue increased 4%, driven by increased transactions across both channels. Total comparable sales increased by 7%, compared to a 2% increase last year. Additionally, last year included $14 million of revenue from excess end-of-season selloffs, which we did not anniversary this year, partially offsetting revenue growth across brands and channels for the current year.

	13 Weeks Ended				Increase/(Decrease)
	May 4, 2024		April 29, 2023
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$724,744	63.4%	$671,092	62.1%	$53,652	8%
Aerie	372,652	32.6	359,082	33.2	13,570	4
Other	54,984	4.8	109,357	10.1	(54,373)	(50)
Intersegment Eliminations	(8,513)	(0.7)	(58,605)	(5.4)	50,092	(85)
Total net revenue	$1,143,867	100.0%	$1,080,926	100.0%	$62,941	6%

American Eagle. The increase in net revenue was driven by increased transactions across channels. This increase was partially offset by $4 million of incremental revenue from excess end-of-season selloffs, during the 13 weeks ended April 29, 2023, which we did not anniversary this year. American Eagle comparable sales increased 7%.

Aerie. The increase in net revenue was driven by increased transactions across channels. This increase was partially offset by $9 million of incremental revenue from excess end-of-season selloffs, during the 13 weeks ended April 29, 2023, which we did not anniversary this year. Aerie comparable sales increased 6%.

Other. The decrease in net revenue was primarily attributable to $56 million of lower revenue from Quiet Platforms due to our change in strategy for this business. This decrease was partially offset by lower intersegment eliminations, as $50 million of incremental Quiet Platforms revenue during the 13 weeks ended April 29, 2023 was derived from the American Eagle and Aerie segments.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$464,239	$413,179	$51,060	12%
Gross Margin	40.6%	38.2%	240 basis points

The 12% increase in gross profit was primarily driven by an increase of $52 million in merchandise margin due to increased net revenue from both American Eagle and Aerie, as well as an improvement in markup primarily related to lower product and transportation costs.

This increase was partially offset by a $2 million increase in buying, occupancy and warehousing costs, primarily due to increased compensation, offset by lower rent and distribution and warehousing costs.

During the 13 weeks ended May 4, 2024 and April 29, 2023, $6.6 million and $5.9 million, respectively of share-based payment expense were included in gross profit, representing both time and performance-based awards.

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

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$333,493	$312,345	$21,148	7%
Selling, general and administrative expenses as a percentage of net revenue	29.2%	28.9%	30 basis points

The increase in expenses was primarily related to:

•
an $18 million increase in compensation, primarily due to $10 million of incremental incentive expense resulting from annual share-based compensation grants during the 13 weeks ended May 4, 2024 and performance-based incentive accruals, as well as $6 million of increased store compensation due to increased wage rates, partially offset by efficiencies in our store labor model; and
•
an increase in advertising and variable sales related expenses.

There was $14.0 million and $8.9 million of share-based payment expense included in SG&A expenses for the 13 week periods ended May 4, 2024 and April 29, 2023, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and Other Charges

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Charges recorded in operating expenses:
Quiet Platforms impairment, restructuring and other charges (1)	$-	$21,275	$(21,275)	(100)%
Impairment, restructuring and other charges	$-	$21,275	$(21,275)	(100)%
Impairment, restructuring and other charges as a percentage of net revenue	0.0%	2.0%	-200 basis points
(1)
There were no impairment, restructuring and other charges for the 13 weeks ended May 4, 2024. During the 13 weeks ended April 29, 2023, we recorded $21.3 million of impairment, restructuring and other charges related to Quiet Platforms. We recorded $10.8 million of impairment of supply chain technology assets due to insufficient prospective cash flows to support the asset value resulting from the restructuring of Quiet Platforms, $5.6 million of employee severance, and $4.9 million of contract related charges.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$17,576	$19,023	$(1,447)	(8)%
Aerie	15,254	15,485	(231)	(1)
Other	20,080	22,220	(2,140)	(10)
Total depreciation and amortization expense	$52,910	$56,728	$(3,818)	(7)%
Total depreciation and amortization expense as a percentage of net revenue	4.6%	5.2%	-60 basis points

The decrease in depreciation and amortization expense was primarily driven by a year-over-year decrease in capital expenditures as well as prior year impairments of definite-lived tangible and intangible assets of Quiet Platforms.

Operating Income

	13 Weeks Ended				Increase/(Decrease)
	May 4, 2024		April 29, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$138,585	12.1%	$107,167	9.9%	$31,418	29%
Aerie	61,327	5.4	56,604	5.2	4,723	8
Other	(14,848)	(1.3)	(16,307)	(1.5)	1,459	(9)
General corporate expenses	(107,228)		(103,358)		(3,870)
Impairment, restructuring, and other charges	-		(21,275)		21,275
Total Operating Income	$77,836	6.8%	$22,831	2.1%	$55,005	241%

The 241% increase in operating income was primarily driven by higher gross profit, a reduction in impairment, restructuring, and other charges, and a reduction in depreciation and amortization offset by increased SG&A expenses, all of which are explained in detail above.

American Eagle. The 29% increase was primarily the result of a $33 million increase in gross profit driven by incremental merchandise margin on the increase in total net revenue as well as improved markup, partially offset by increased buying, occupancy, and warehousing costs. The gross profit improvement was partially offset by a $3 million increase in SG&A costs, primarily from store compensation.

Aerie. The 8% increase was primarily the result of a $13 million increase in gross profit driven by incremental merchandise margin on the increase in total net revenue as well as improved markup. The gross profit improvement was partially offset by a $9 million increase in SG&A expenses, primarily driven by store compensation and incremental advertising investment.

Other. The improvement year over year was primarily the result of a $3 million improvement from Quiet Platforms as a result of lower SG&A and depreciation and amortization expenses.

General Corporate Expenses. General corporate expenses increased primarily due to an increase in incentive compensation.

Interest (Income) Expense, net

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Interest (income) expense, net	$(3,439)	$690	$4,129	598%
Interest (income) expense as a percentage of net revenue	(0.3)%	0.1%	40 basis points

The increase in interest income, net was primarily attributable to increased interest income of $4 million on deposits, no borrowings on our Credit Facility, and the elimination of convertible note interest expense on the 2025 Notes due to their Early Redemption last year.

Other (Income), net

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(1,396)	$(3,311)	$(1,915)	(58)%
Other (income), net as a percentage of net revenue	(0.1)%	(0.3)%	-20 basis points

Provision for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$14,919	$6,999	$7,920	113%
Provision for incomes taxes as a percentage of net revenue	1.3%	0.6%	70 basis points

Effective tax rate	18.0%	27.5%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended May 4, 2024 was 18.0% compared to 27.5% for the 13 weeks ended April 29, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to excess tax benefits on share-based payments and tax audit adjustments.

Net Income

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Net income	$67,752	$18,453	$49,299	267%
Net income as a percentage of net revenue	5.9%	1.7%	420 basis points

Net income per share increased to $0.34 per diluted share for the 13 weeks ended May 4, 2024, compared to $0.09 per diluted share, for the 13 weeks ended April 29, 2023. The increase in net income was attributable to the factors noted above.

Non-GAAP Information

The results of operations section above includes operating income and net income per diluted share presented on an adjusted or non-GAAP basis, which are non-GAAP financial measures. These financial measures are not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance when reviewed in conjunction with our GAAP Consolidated Financial Statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measure to the non-GAAP financial measures discussed above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	13 Weeks Ended
	April 29, 2023
	Operating Income	Provision for Income Taxes	Net Income	Earnings per Diluted Share
GAAP Basis	$22,831	$6,999	$18,453	$0.09
% of Revenue	2.1%		1.7%

Add: Impairment, restructuring and other charges (1)	$21,275		$15,424	$0.08

Tax effect of the above (2)		$5,851

Non-GAAP Basis	$44,106	$12,850	$33,877	$0.17
% of Revenue	4.1%		3.1%

(1) Refer to Note 13. “Impairment, Restructuring and Other Charges,” to the Consolidated Financial Statements included herein for additional information.

(2) The tax effect of excluded items is the difference between the tax provision calculated on a GAAP basis and on a non-GAAP basis.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of May 4, 2024, our international licensing partners operated in 315 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of May 4, 2024, we had 105 company-owned stores in Canada, 81 in Mexico, 18 in Hong Kong, and seven in Puerto Rico.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving credit facility that allows us to borrow up to $700 million, which will expire in June 2027. As of May 4, 2024, there were no borrowings under the Credit Facility. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025. As of April 29, 2023, the Company's 2025 Notes were fully redeemed. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding our long-term debt.

As of May 4, 2024, we had approximately $300.5 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

May 4, 2024
Working Capital (in thousands)	537,988
Current Ratio	1.70

The following table sets forth net cash flows in operating, investing, and financing activities for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)
Total cash provided by (used for):
Operating activities	$(38,111)	$(8,216)	$(29,895)
Investing activities	59,221	(46,020)	105,241
Financing activities	(74,214)	1,908	(76,122)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(472)	(40)	(432)
Increase (decrease) in cash and cash equivalents	$(53,576)	$(52,368)	$(1,208)

Cash Flows (Used For) Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Provided by (Used for) Investing Activities

Investing activities for the 13 weeks ended May 4, 2024 primarily consisted of the sales of available-for-sale investments of $100.0 million, partially offset by capital expenditures of $36.2 million.

Investing activities for the 13 weeks ended April 29, 2023 primarily consisted of capital expenditures of $45.9 million.

Cash Flows (Used for) Provided by Financing Activities

Cash used for financing activities for the 13 weeks ended May 4, 2024 consisted primarily of $34.9 million used for the repurchase of common stock under our publicly announced programs, and $24.6 million for cash dividends paid at a quarterly rate of $0.125 per share.

Cash provided by financing activities for the 13 weeks ended April 29, 2023 consisted primarily of $30.0 million of proceeds from borrowings under our Credit Facility, partially offset by $19.6 million for cash dividends paid at a quarterly rate of $0.10 per share and $10.3 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments.

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

As of May 4, 2024, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and $12.0 million outstanding in stand-by letters of credit. As of April 29, 2023, the Company had $30 million in outstanding borrowings and $7.7 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 13 weeks ended May 4, 2024, capital expenditures totaled $36.2 million. See below for a breakdown of expenditures:

	13 Weeks Ended		Increase/(Decrease)
	May 4, 2024	April 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$20,532	$22,491	$(1,959)	(9)%
Information technology initiatives	12,978	17,223	(4,245)	(25)
Supply chain infrastructure	2,116	5,675	(3,559)	(63)
Other home office projects	583	468	115	25
Capital Expenditures	$36,209	$45,857	$(9,648)	(21)%

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

See below for a breakdown for stores remodeled and new stores opened in the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 Weeks Ended
	May 4, 2024		April 29, 2023
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	3	-	4	2
Aerie (2)	1	-	2	1
Todd Snyder	-	-	1	-
Unsubscribed	-	-	-	-
Total stores	4	-	7	3

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location

Share Repurchases

On February 1, 2024, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2029. During the 13 weeks ended May 4, 2024, there were 1.5 million shares repurchased under this authorization.

During the 13 weeks ended May 4, 2024 and April 29, 2023, we repurchased approximately 0.5 million and 0.7 million shares, respectively, from certain employees at market prices totaling $13.2 million and $10.3 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended May 4, 2024, our Board declared a quarterly cash dividend of $0.125 per share on March 4, 2024, which was paid on April 26, 2024.

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

Critical Accounting Estimates

Our critical accounting policies and estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 3, 2024 contained in our Fiscal 2023 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report. The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized gain of $0.7 million is included in accumulated other comprehensive income during the 13 weeks ended May 4, 2024. Our market risk profile as of February 3, 2024 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2023 Form 10-K, which is unchanged as of May 4, 2024.

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

In connection with the preparation of this Quarterly Report, as of May 4, 2024, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part I, Item 1A of our Fiscal 2023 Form 10-K. There have been no material changes to our risk factors as disclosed in the Fiscal 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended May 4, 2024:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (February 3, 2024 through March 2, 2024)	101,013	$22.48		30,000,000
Month #2 (March 3, 2024 through April 6, 2024)	1,208,269	$23.11	846,451	29,153,549
Month #3 (April 7, 2024 through May 4, 2024)	721,572	$23.55	653,549	28,500,000
Total	2,030,854	$23.30	1,500,000	28,500,000

(1)
There were 1.5 million shares repurchased as part of our publicly announced share repurchase program and an aggregate of 530,854 shares were repurchased for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended May 4, 2024.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On February 1, 2024, our Board authorized the public repurchase of 30 million shares under a new share repurchase program, which expires on February 3, 2029.

ITEM 5: OTHER INFORMATION

(C) Rule 10b5-1 Trading Plans

During the fiscal quarter ended May 4, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as described in the table below:

Name and Position	Action	Date	Rule 10b5-1*	Non - Rule 10b5-1**	Total Shares of Common	Expiration Date

Stock to be Sold
Jennifer Foyle, President, Executive Creative Director, AE and Aerie	Adoption	April 16, 2024	X	Up to 518,878	March 31, 2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS.

* Exhibit 10.1^	Form of Notice of Grant of Performance-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan

* Exhibit 10.2^	Form of Notice of Grant of Stock Option Award Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan

* Exhibit 10.3^	Form of Notice of Grant of Time-Based Restricted Stock Units and Restricted Stock Units Awards Agreement under the American Eagle Outfitters, Inc. 2023 Stock Award and Incentive Plan
* Exhibit 31.1	Certification by Jay L. Schottenstein pursuant to Rule 13a-14(a) or Rule 15d-14(a)

* Exhibit 31.2	Certification by Michael A. Mathias pursuant to Rule 13a-14(a) or Rule 15d-14(a)

** Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of May 4, 2024, February 3, 2024, and April 29, 2023 (ii) Consolidated Statements of Operations for the 13 weeks ended May 4, 2024 and April 29, 2023, (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended May 4, 2024 and April 29, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the 13 weeks ended May 4, 2024 and April 29, 2023, and (v) Consolidated Statements of Cash Flows for the 13 weeks ended May 4, 2024 and April 29, 2023.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in inline XBRL

^ Management contract or compensatory plan or arrangement.

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 30, 2024

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)