Form 10-Q
period 2024-08-03
AMERICAN EAGLE OUTFITTERS INC
filed 2024-08-29
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 192,063,586 shares of Common Stock were outstanding at August 28, 2024.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the views and beliefs of management of American Eagle Outfitters, Inc. (the “Company," “AEO,” “we,” “us,” and “our"), as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 15, 2024 (the "Fiscal 2023 Form 10-K") that may not be in the control of management. As used herein, “Fiscal 2024” refers to the 52-week period that will end on February 1, 2025. “Fiscal 2023” refers to the 53-week period ended February 3, 2024.

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
•
the risks associated with fluctuations in our tax obligations and effective tax rate could adversely affect us; and
•
the risk that the unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; Dollars and shares in thousands, except per share amounts)

	August 3,	February 3,	July 29,
	2024	2024	2023
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,837	$354,094	$175,315
Short-term investments	—	100,000	—
Merchandise inventory	663,659	640,662	636,972
Accounts receivable, net	231,750	247,934	271,333
Prepaid expenses and other	161,199	90,660	117,871
Total current assets	1,248,445	1,433,350	1,201,491
Operating lease right-of-use assets	1,153,354	1,005,293	1,038,505
Property and equipment, at cost, net of accumulated depreciation	722,193	713,336	758,736
Goodwill, net	225,213	225,303	264,964
Non-current deferred income taxes	87,245	82,064	21,990
Intangible assets, net	44,241	46,109	90,312
Other assets	59,625	52,454	55,909
Total assets	$3,540,316	$3,557,909	$3,431,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$259,734	$268,308	$238,660
Current portion of operating lease liabilities	307,570	284,508	309,517
Accrued compensation and payroll taxes	55,441	152,353	74,509
Unredeemed gift cards and gift certificates	51,791	66,285	51,156
Accrued income and other taxes	41,631	46,114	17,372
Other current liabilities and accrued expenses	78,219	73,604	71,262
Total current liabilities	794,386	891,172	762,476
Non-current liabilities:
Non-current operating lease liabilities	1,015,455	901,122	970,862
Long-term debt, net	—	—	3,225
Other non-current liabilities	36,109	28,856	22,345
Total non-current liabilities	1,051,564	929,978	996,432
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 192,013, 196,936, and 197,481 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	353,608	360,378	334,447
Accumulated other comprehensive loss	(39,271)	(16,410)	(11,566)
Retained earnings	2,320,348	2,214,159	2,158,294
Treasury stock, at cost, 57,553, 52,630, and 52,085 shares, respectively	(942,815)	(823,864)	(810,672)
Total stockholders’ equity	1,694,366	1,736,759	1,672,999
Total liabilities and stockholders’ equity	$3,540,316	$3,557,909	$3,431,907

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars and shares in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Total net revenue	$1,291,058	$1,200,879	$2,434,925	$2,281,805
Cost of sales, including certain buying, occupancy and warehousing expenses	792,162	747,863	1,471,791	1,415,610
Gross profit	498,896	453,016	963,134	866,195
Selling, general and administrative expenses	345,313	331,872	678,806	644,217
Impairment, restructuring and other charges	—	—	—	21,275
Depreciation and amortization expense	52,474	55,854	105,384	112,582
Operating income	$101,109	65,290	$178,944	$88,121
Interest (income) expense, net	(730)	951	(4,168)	1,642
Other (income), net	(1,715)	(2,150)	(3,111)	(5,461)
Income before income taxes	103,554	66,489	186,223	91,940
Provision for income taxes	26,290	17,919	41,209	24,918
Net income	$77,264	$48,570	$145,014	$67,022

Basic net income per common share	$0.40	$0.25	$0.74	$0.34
Diluted net income per common share	$0.39	$0.25	$0.73	$0.34

Weighted average common shares outstanding - basic	193,661	195,329	195,048	195,214
Weighted average common shares outstanding - diluted	197,757	196,103	199,406	196,822

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net income	$77,264	$48,570	$145,014	$67,022
Other comprehensive (loss) income:
Foreign currency translation adjustments	(23,549)	15,211	(22,861)	21,064
Other comprehensive (loss) income:	(23,549)	15,211	(22,861)	21,064
Comprehensive income	$53,715	$63,781	$122,153	$88,086

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; Dollars and shares in thousands, except per share amounts)

13 Weeks Ended August 3, 2024 and July 29, 2023

	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at April 29, 2023	197,450	$2,496	$324,396	$2,130,108	$(811,207)	$(26,777)	$1,619,016
Stock awards	—	—	10,334	—	—	—	10,334
Repurchase of common stock from employees	(8)	—	—	—	(83)	—	(83)
Reissuance of treasury stock	39	—	(287)	(148)	618	—	183
Net income	—	—	—	48,570	—	—	48,570
Other comprehensive income	—	—	—	—	—	15,211	15,211
Cash dividends declared and dividend equivalents ($0.10 per share)	—	—	490	(20,236)	—	—	(19,746)
Contributions from non-controlling interests	—	—	(486)	—	—	—	(486)
Balance at July 29, 2023	197,481	$2,496	$334,447	$2,158,294	$(810,672)	$(11,566)	$1,672,999

Balance at May 4, 2024	196,430	$2,496	$345,922	$2,267,785	$(848,125)	$(15,722)	$1,752,356
Stock awards	—	—	6,626	—	—	—	6,626
Repurchase of common stock as part of publicly announced programs, including excise tax	(4,500)	—	—	—	(95,993)	—	(95,993)
Repurchase of common stock from employees	(2)	—	—	—	(48)	—	(48)
Reissuance of treasury stock	85	—	(161)	(78)	1,351	—	1,112
Net income	—	—	—	77,264	—	—	77,264
Other comprehensive (loss)	—	—	—	—	—	(23,549)	(23,549)
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	599	(24,623)	—	—	(24,024)
Contributions from non-controlling interests	—		622	—	—	—	622
Balance at August 3, 2024	192,013	$2,496	$353,608	$2,320,348	$(942,815)	$(39,271)	$1,694,366

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; Dollars and shares in thousands, except per share amounts)

26 Weeks Ended August 3, 2024 and July 29, 2023

	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	24,984	—	—	—	24,984
Repurchase of common stock from employees	(748)	—	—	—	(10,396)	—	(10,396)
Reissuance of treasury stock	2,066	—	(27,481)	(3,330)	32,220	—	1,409
Redemption of Convertible Senior Notes	1,099	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	—	67,022	—	—	67,022
Other comprehensive income	—	—	—	—	—	21,064	21,064
Cash dividends declared and dividend equivalents ($0.20 per share)	—	—	1,016	(40,387)	—	—	(39,371)
Contributions from non-controlling interests	—	—	434	—	—	—	434
Balance at July 29, 2023	197,481	$2,496	$334,447	$2,158,294	$(810,672)	$(11,566)	$1,672,999

Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards		—	27,062	—	—	—	27,062
Repurchase of common stock as part of publicly announced programs, including excise tax	(6,000)	—	—	—	(130,941)	—	(130,941)
Repurchase of common stock from employees	(533)	—	—	—	(13,290)	—	(13,290)
Reissuance of treasury stock	1,610	—	(35,166)	10,996	25,280	—	1,110
Net income		—	—	145,014	—	—	145,014
Other comprehensive (loss)		—	—	—	—	(22,861)	(22,861)
Cash dividends declared and dividend equivalents ($0.250 per share)		—	1,204	(49,821)	—	—	(48,617)
Contributions from non-controlling interests		—	130	—	—	—	130
Balance at August 3, 2024	192,013	$2,496	$353,608	$2,320,348	$(942,815)	$(39,271)	$1,694,366

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	26 Weeks Ended
	August 3,	July 29,
	2024	2023
Operating activities:
Net income	$145,014	$67,022
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	109,764	115,296
Share-based compensation	27,362	25,355
Deferred income taxes	(8,145)	14,492
Loss on impairment of assets	-	10,759
Changes in assets and liabilities:
Accounts receivable	14,638	(29,143)
Merchandise inventory	(33,750)	(62,702)
Operating lease assets	102,006	124,825
Operating lease liabilities	(112,528)	(160,051)
Other assets	(80,600)	20,509
Accounts payable	(7,872)	3,899
Accrued compensation and payroll taxes	(96,761)	22,389
Accrued and other liabilities	(18,988)	(4,759)
Net cash provided by operating activities	40,140	147,891
Investing activities:
Capital expenditures for property and equipment	(96,945)	(91,959)
Sale of available-for-sale investments	100,000	-
Other investing activities	(8,384)	(6,492)
Net cash (used for) investing activities	(5,329)	(98,451)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(130,941)	-
Repurchase of common stock from employees	(13,290)	(10,396)
Proceeds from revolving line of credit	-	30,000
Principal payments on revolving line of credit	-	(27,000)
Net proceeds from stock options exercised	2,963	1,095
Cash dividends paid	(48,617)	(39,371)
Other financing activities	(4,615)	(742)
Net cash (used for) financing activities	(194,500)	(46,414)
Effect of exchange rates changes on cash	(2,568)	2,080
Net change in cash and cash equivalents	(162,257)	5,106
Cash and cash equivalents - beginning of period	354,094	170,209
Cash and cash equivalents - end of period	$191,837	$175,315

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc., a Delaware corporation, at August 3, 2024 and July 29, 2023 and for the 13 and 26 week periods ended August 3, 2024 and July 29, 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2023 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") brand and the Aerie® brand, which includes the OFFLINE by Aerie® brand. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates nearly 1,500 retail stores in the United States ("U.S.") and internationally, online through our digital channels at www.ae.com and www.aerie.com, www.toddsnyder.com, www.unsubscribed.com and through more than 300 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Mexico, and Hong Kong. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to approximately 80 countries worldwide.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interest is included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At August 3, 2024, the Company operated in two reportable segments, American Eagle and Aerie.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires that segment expenses deemed significant to the Chief Operating Decision Maker ("CODM") typically incorporated in measuring profit or loss of the segment should be disclosed. The guidance also requires that the difference between segment revenues and these significant segment expenses is disclosed. Any annually disclosed segment information is now required to be reported in interim periods as well. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Public entities are required to apply the amendment retrospectively to prior periods presented in the financial statements. The Company plans to adopt ASU 2023-07 effective for its Fiscal 2024 and for the interim periods beginning in Fiscal 2025.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires increased transparency in tax disclosures, specifically by expanding requirements for rate reconciliation and income taxes paid information. Additionally, the amendment requires disclosures of income/(loss) from continuing operations before taxes disaggregated between domestic and foreign, and income tax expense/(benefit), disaggregated by federal, state, and foreign. Disclosure requirements about the nature and estimated range of the reasonably possible change in unrecognized tax benefits over the next year have been removed as part of this amendment. The guidance is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 effective for Fiscal 2025.

Refer to Note 10 to the Consolidated Financial Statements for additional information regarding Income Taxes.

Foreign Currency Translation

In accordance with Accounting Standards Codification ("ASC") 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars (“USD”) (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 and 26 weeks ended August 3, 2024, an unrealized loss of $23.5 million and $22.9 million, respectively was included in other comprehensive (loss) income, which were primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

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

As of August 3, 2024, the weighted average remaining useful life of our assets was approximately six years.

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

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. The significant assumption used in our fair value analysis is forecasted revenue. We do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our consolidated operating results could be adversely affected.

When the Company closes, remodels, or relocates a store prior to the end of its lease term, the remaining net book value of the assets related to the store is recorded as a write-off of assets within depreciation and amortization expense.

There were no long-lived asset impairment charges recorded during the 13 weeks ended August 3, 2024 and July 29, 2023. During the 26 weeks ended July 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. No long-lived asset impairment charges were recorded during the 26 weeks ended August 3, 2024. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding property and equipment and refer to Note 13 to the Consolidated Financial Statements for additional information regarding the impairment of these assets.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 3, 2024. As a result of the annual impairment test, the Company concluded that the goodwill assigned to the Quiet Platforms reporting unit was impaired, resulting in a charge of $39.6 million recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations for Fiscal 2023, due to insufficient prospective cash flows to support the carrying value of the business. Significant, subjective assumptions used in the Company’s fair value estimate included forecasted cost of sales, forecasted operating expense and the discount rate. No indicators of impairment were present during the 13 and 26 weeks ended August 3, 2024 and July 29, 2023.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. During Fiscal 2023, the Company recorded a $40.5 million impairment charge within impairment, restructuring and other charges on the Consolidated Statements of Operations related to the definite-lived intangible assets of Quiet Platforms, due to insufficient prospective cash flows to support the carrying value of the assets. No definite-lived intangible asset impairment charges were recorded during the 13 and 26 weeks ended August 3, 2024 and July 29, 2023.

Refer to Note 7 to the Consolidated Financial Statements for additional information regarding goodwill and intangible assets.

Construction Allowances

As part of certain lease agreements for retail stores, the Company receives construction allowances from lessors, which are generally comprised of cash amounts. The Company records a receivable and an adjustment to the operating lease ROU asset at the lease commencement date (i.e., the date of initial possession of the store). The deferred lease credit is amortized as part of the single lease cost over the term of the original lease (including the pre-opening build-out period). The receivable is reduced as amounts are received from the lessor.

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

Segment Information

The Company has identified two operating segments (American Eagle and Aerie) that also represent our reportable segments and reflect the CODM's (defined as our Chief Executive Officer ("CEO")) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the Other caption. For additional information regarding the Company’s segment and geographic information, refer to Note 12 to the Consolidated Financial Statements.

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash, cash equivalents, and short-term investments which are recorded in the Consolidated Balance Sheets:

(In thousands)	August 3, 2024	February 3, 2024	July 29, 2023
Cash and cash equivalents:
Cash	$187,592	$162,279	$174,927
Interest bearing deposits	$4,245	$191,815	388
Total cash and cash equivalents	$191,837	$354,094	$175,315
Short-term investments:
Certificates of deposits	$—	$100,000	$—
Total short-term investments	—	$100,000	—
Total cash and short-term investments	$191,837	$454,094	$175,315

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

	Fair Value Measurements at August 3, 2024
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$187,592	$187,592	$-	$-
Interest bearing deposits	4,245	4,245	-	-
Total cash and cash equivalents	$191,837	$191,837	$-	$-

Long-Term Debt

As of August 3, 2024, there were no outstanding borrowings under the Company's Credit Facility. As of July 29, 2023, the fair value of the Company's $3.0 million in outstanding borrowings under its Credit Facility approximated the carrying value.

Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. There were no long-lived asset impairment charges recorded during the 13 and 26 weeks ended August 3, 2024 or during the 13 weeks ended July 29, 2023. During the 26 weeks ended July 29, 2023, the Company recorded impairment of property and equipment of $10.8 million. Refer to Note 13 to the Consolidated Financial Statements for additional information on impairment, restructuring and other charges.

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

No indicators of goodwill impairment were present during the 13 and 26 weeks ended August 3, 2024 and July 29, 2023.

5. Earnings per Share ("EPS")

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator:
Net income and numerator for basic EPS	$77,264	$48,570	$145,014	$67,022
Add: Interest expense, net of tax, related to the 2025 Notes (1)	—	—	—	58
Numerator for diluted EPS	$77,264	$48,570	$145,014	$67,080

Denominator:
Denominator for basic EPS - weighted average shares	193,661	195,329	195,048	195,214
Add: Dilutive effect of the 2025 Notes (1)	—	—	—	417
Add: Dilutive effect of stock options and non-vested restricted stock	4,096	774	4,358	1,191
Denominator for diluted EPS - adjusted weighted average shares	197,757	196,103	199,406	196,822
Anti-dilutive shares (2)	393	509	350	397

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

6. Property and Equipment, net

Property and equipment, net consists of the following:

	August 3,	February 3,	July 29,
(In thousands)	2024	2024	2023
Property and equipment, at cost	$2,474,484	$2,427,114	$2,772,496
Less: Accumulated depreciation and impairment	(1,752,291)	(1,713,778)	(2,013,760)
Property and equipment, net	$722,193	$713,336	$758,736

7. Goodwill and Intangible Assets, net

Goodwill and definite-lived intangible assets, net consist of the following:

	August 3,	February 3,	July 29,
(In thousands)	2024	2024	2023
Goodwill, gross (1)	$269,007	$269,097	$269,160
Accumulated impairment (2)	(43,794)	(43,794)	(4,196)
Goodwill, net	$225,213	$225,303	$264,964

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.
(2)
Accumulated impairment includes $39.6 million recorded in Fiscal 2023, $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	August 3,	February 3,	July 29,
(In thousands)	2024	2024	2023
Intangible assets, gross	$147,405	$147,054	$146,577
Accumulated amortization	(62,631)	(60,412)	(56,265)
Accumulated impairment	(40,533)	(40,533)	-
Intangible assets, net	$44,241	$46,109	$90,312

8. Long-Term Debt, Net

The Company had no long-term debt outstanding as of August 3, 2024 or February 3, 2024. As of July 29, 2023, there was $3.0 million of outstanding Credit Facility borrowings.

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible nior notes due 2025 ("2025 Notes") in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes had a stated interest rate of 3.75%, payable semi-annually. The Company used the net proceeds from the issuance for general corporate purposes. The Company redeemed all of the remaining 2025 Notes during the 13 weeks ended April 29, 2023. See "Note Exchanges" below.

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

Interest expense for the 2025 Notes was $0.1 million for the 26 weeks ended July 29, 2023.

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

As of August 3, 2024, there were no outstanding borrowings, and the Company was in compliance with the terms of the Credit Agreement with $12 million outstanding in stand-by letters of credit. As of July 29, 2023, the Company had $3.0 million in outstanding borrowings under the Credit Agreement and $7.7 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. There were no Credit Facility borrowings during the 13 and 26 weeks ended August 3, 2024. The total interest expense related to the Credit Facility borrowings for the 13 and 26 weeks ended July 29, 2023 was $0.5 million and $1.1 million, respectively.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 26 weeks ended August 3, 2024 was $6.8 million ($5.1 million, net of tax) and $27.4 million ($21.3 million, net of tax), respectively, and for the 13 and 26 weeks ended July 29, 2023 was $10.5 million ($7.7 million, net of tax) and $25.4 million ($18.4 million, net of tax), respectively.

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 26 weeks ended August 3, 2024 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2024	4,213	$16.83
Granted	525	$24.37
Exercised	(363)	$13.94
Cancelled	-	$-
Outstanding - August 3, 2024	4,375	$17.97	4.0	17,510
Vested and expected to vest - August 3, 2024	4,253	$17.85	3.9	17,478
Exercisable - August 3, 2024 (1)	1,978	$14.10	3.3	11,829
(1)
Options exercisable represent “in-the-money” vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on August 3, 2024.

As of August 3, 2024, there was $0.9 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.3 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	26 Weeks Ended
	August 3,	July 29,
Black-Scholes Option Valuation Assumptions	2024	2023
Risk-free interest rate (1)	4.4%	3.4%
Dividend yield	1.9%	2.8%
Volatility factor (2)	55.4%	55.7%
Weighted-average expected term (3)	4.5 years	4.5 years

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

Performance-based restricted stock awards include performance-based restricted stock units ("PSUs"). Annual PSU grants cliff vest, if at all, at the end of a three-year performance period upon achievement of pre-established goals. Outstanding PSUs receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award.

The grant date fair value of time-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. A Monte-Carlo simulation was utilized for performance-based restricted stock awards.

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	August 3, 2024		August 3, 2024
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 3, 2024	2,830	$15.83	2,023	$18.45
Granted	1,068	$24.21	467	$27.49
Vested	(1,160)	$17.51	(248)	$39.81
Cancelled	(127)	$15.59	(32)	$18.05
Non-vested - August 3, 2024	2,611	$18.52	2,210	$17.97

As of August 3, 2024, there was $39.0 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.2 years. There is $6.6 million of unrecognized compensation expense related to PSU awards that is expected to be recognized over a weighted-average period of 2.1 years.

As of August 3, 2024, the Company had 11 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 3, 2024 was 25.4% compared to 27.0% for the 13 weeks ended July 29, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to a change in non-deductible executive compensation and international tax provisions of the Tax Cuts and Jobs Act (the “Tax Act”). The effective income tax rate for the 26 weeks ended August 3, 2024 was 22.1% compared to 27.1% for the 26 weeks ended July 29, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to excess tax benefits on share-based payments and tax audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were insignificant for both the 13 weeks ended August 3, 2024 and July 29, 2023. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during either the 13 weeks ended August 3, 2024 or July 29, 2023. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $15 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits, which is expected to have an immaterial impact on the annual effective tax rate.

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

12. Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the CODM's internal view of analyzing results and allocating resources. Additionally, our Todd Snyder brand, Unsubscribed brand, and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the Other caption, as permitted by ASC 280.

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

Reportable segment information is presented in the following table:

	13 weeks ended		26 weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	Dollars in thousands
Net Revenue:
American Eagle	$827,638	$767,018	$1,552,382	$1,438,110
Aerie	415,646	380,413	788,298	739,495
Total Segment Net Revenue	$1,243,284	$1,147,431	$2,340,680	$2,177,605
Other	57,457	108,318	112,441	217,675
Intersegment Elimination	(9,683)	(54,870)	(18,196)	(113,475)
Total Net Revenue	$1,291,058	$1,200,879	$2,434,925	$2,281,805

Operating Income:
American Eagle	$144,889	$128,664	$283,473	$234,203
Aerie	69,640	57,253	130,967	112,922
Total Segment Operating Income	$214,529	$185,917	$414,440	$347,125
Other	(10,155)	(10,341)	(25,003)	(26,648)
Intersegment Elimination	-	-	-	-
General corporate expenses	(103,265)	(110,286)	(210,493)	(211,081)
Impairment, restructuring and other charges(1)	-	-	-	(21,275)
Total Operating Income	$101,109	$65,290	$178,944	$88,121

Interest (income) expense, net	(730)	951	(4,168)	1,642
Other (income) expense, net	(1,715)	(2,150)	(3,111)	(5,461)
Income before income taxes	$103,554	$66,489	$186,223	$91,940

Capital Expenditures
American Eagle	$24,087	$16,249	$36,721	$31,192
Aerie	15,874	10,889	27,616	22,077
Other	4,593	6,154	7,457	11,730
General corporate expenditures	16,182	12,810	25,151	26,960
Total Capital Expenditures	$60,736	$46,102	$96,945	$91,959

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

The following table presents summarized geographical information:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	Dollars in thousands
Total net revenue:
United States	$1,088,870	$1,005,197	$2,048,604	$1,919,588
Foreign (1)	202,188	195,682	386,321	362,217
Total net revenue	$1,291,058	$1,200,879	$2,434,925	$2,281,805

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

13. Impairment, Restructuring and Other Charges

The following table represents impairment, restructuring and other charges related to Quiet Platforms. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations during the 26 weeks ended July 29, 2023. There were no impairment, restructuring and other charges recorded for the 13 and 26 weeks ended August 3, 2024 or the 13 weeks ended July 29, 2023.

26 Weeks Ended
July 29,
(In thousands)	2023
Long-lived asset impairment charges	$10,759
Employee related costs	5,592
Other commercial related charges	4,924
Total impairment, restructuring and other charges	$21,275

The following footnote relates to impairment, restructuring, and other charges recorded during the 26 weeks ended July 29, 2023:

(1)
$21.3 million of charges related to the Quiet Platforms restructuring. Of this amount, we recorded $10.8 million of long-term asset impairment primarily related to technology that is no longer a part of our long-term strategy. All impairments were recorded due to insufficient prospective cash flows to support the asset value, resulting from the restructuring of Quiet Platforms. We recorded $5.6 million of severance based on our revised long-term strategy. We also recorded $4.9 million of contract-related charges.

A roll-forward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

26 Weeks Ended
August 3,
(In thousands)	2024
Accrued liability as of February 3, 2024	$11,414
Less: Cash payments and adjustments	(9,840)
Accrued liability as of August 3, 2024	$1,574

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

Introduction

This MD&A is organized as follows:

• Executive Overview
• Key Performance Indicators
• Current Trends and Outlook
• Results of Operations
• Liquidity and Capital Resources
• Critical Accounting Estimates

Recent accounting pronouncements the Company has adopted or is currently evaluating prior to adoption, including the dates of adoption or expected dates of adoption, as applicable, and the anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2. “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included herein.

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

Operating Income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control selling, general and administrative ("SG&A") expenses, and our level of capital expenditures.

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

Current Trends and Outlook

Macroeconomic Conditions and Inflation

During Fiscal 2023 and the 26 weeks ended August 3, 2024, our results were negatively impacted by macro-economic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more operating efficiency initiatives. For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see “Risk Factors” in Part I, Item 1A of our Fiscal 2023 Form 10-K.

Omni-Channel and Digital Capabilities

We sell merchandise through our digital channels, www.ae.com, www.aerie.com, and our AEO apps, both domestically and internationally in approximately 80 countries. We also sell AE brand and Aerie brand merchandise on various international online marketplaces. We offer Todd Snyder and Unsubscribed brand products online at www.toddsnyder.com and www.unsubscribed.com, respectively. The digital channels reinforce each particular brand and are designed to complement the in-store experience.

Over the past several years, we have invested in building our technologies and digital capabilities. We focused our investments in three key areas: making significant advances in mobile technology, investing in digital marketing and improving the digital customer experience.

Profit Improvement Program

We launched our profit improvement program during Fiscal 2023, "Powering Profitable Growth," which focused on a comprehensive review of our cost structure. Early actions have been focused on the components of gross margin and contributed to margin expansion in Fiscal 2023. Other significant work streams have been identified, actioned and incorporated into our Fiscal 2024 plans. The results of these initiatives are expected to yield gross margin expansion, as well as SG&A and depreciation leverage, resulting in an improved operating profit rate. In the first half of Fiscal 2024, we saw expansion of our gross profit rate of 150 basis points and expansion of our operating rate of 340 basis points in comparison to the first half of Fiscal 2023 as a result of our initiatives.

Results of Operations

The second quarter of Fiscal 2024 showed continued progress on our "Powering Profitable Growth" plan, marked by the three strategic priorities. Compared to the second quarter of Fiscal 2023's:

•
Amplifying our brands: Total revenue increased 8% to $1.291 billion from $1.201 billion, with American Eagle revenue increasing 8% year over year, and Aerie revenue increasing 9% year over year. American Eagle's comparable sales increased 5% year over year, and Aerie's comparable sales increased 4% year over year.
•
Executing with financial discipline: Gross profit increased 10% to $499 million year over year, and increased by 90 basis points year over year to 38.6% as a percentage of revenue.
•
Optimizing our operating capabilities: Operating income increased 55% to $101 million from $65 million last year, and increased by 240 basis points from last year to 7.8% as a percentage of revenue.

Diluted earnings per share increased to $0.39 for the 13 weeks ended August 3, 2024 compared to $0.25 for the 13 weeks ended July 29, 2023.

The following tables show the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	August 3, 2024		July 29, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,291,058	100.0%	$1,200,879	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	792,162	61.4	747,863	62.3
Gross profit	498,896	38.6	453,016	37.7
Selling, general and administrative expenses	345,313	26.7	331,872	27.6
Depreciation and amortization expense	52,474	4.1	55,854	4.7
Operating income	101,109	7.8	65,290	5.4
Interest (income) expense, net	(730)	(0.1)	951	0.1
Other (income), net	(1,715)	(0.1)	(2,150)	(0.2)
Income before income taxes	$103,554	8.0	$66,489	5.5
Provision for income taxes	26,290	2.0	17,919	1.5
Net income	$77,264	6.0%	$48,570	4.0%

	26 Weeks Ended
	August 3, 2024		July 29, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$2,434,925	100.0%	$2,281,805	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	1,471,791	60.5	1,415,610	62.0
Gross profit	963,134	39.5	866,195	38.0
Selling, general and administrative expenses	678,806	27.9	644,217	28.2
Impairment, restructuring and other charges	-	0.0	21,275	1.0
Depreciation and amortization expense	105,384	4.3	112,582	4.9
Operating income	178,944	7.3	88,121	3.9
Interest (income) expense, net	(4,168)	(0.2)	1,642	0.1
Other (income), net	(3,111)	(0.1)	(5,461)	(0.2)
Income before income taxes	$186,223	7.6	$91,940	4.0
Provision for income taxes	41,209	1.6	24,918	1.1
Net income	$145,014	6.0%	$67,022	2.9%

The following table shows our consolidated store data for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Number of stores:
Beginning of period	1,173	1,180	1,182	1,175
Opened	14	7	18	14
Closed	(9)	(3)	(22)	(5)
End of period	1,178	1,184	1,178	1,184

Total gross square feet at end of period (in '000)	7,240	7,293	7,240	7,293
International licensed/franchise stores at end of period (1)	313	297	313	297

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of August 3, 2024, we operated 843 American Eagle retail stores, consisting of 187 Aerie side-by-side locations, five locations with AE brand, Aerie brand and OFFLINE™ connected as one store, and two OFFLINE™ side-by-side locations, 313 Aerie stand-alone stores (including 39 OFFLINE™ stand-alone stores and 36 OFFLINE™ side-by-side locations), and AEO Direct. Additionally, there were 17 Todd Snyder stand-alone locations and five Unsubscribed locations.

Comparison of the 13 weeks ended August 3, 2024 to the 13 weeks ended July 29, 2023

Total Net Revenue

Total net revenue increased 8% to $1.291 billion for the 13 weeks ended August 3, 2024, compared to $1.201 billion last year. The shift in the retail calendar contributed approximately $55 million to revenue for the 13 weeks ended August 3, 2024. Digital revenue increased 12%, and store revenue increased 7%, driven by increased transaction volume through increased traffic across channels and a slight increase in units per transaction. Total comparable sales increased by 4%, compared to a 1% decrease last year.

	13 Weeks Ended				Increase/(Decrease)
	August 3, 2024		July 29, 2023
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$827,638	64.1%	$767,018	63.9%	$60,620	8%
Aerie	415,646	32.2	380,413	31.7	35,233	9
Other	57,457	4.5	108,318	9.0	(50,861)	(47)
Intersegment Eliminations	(9,683)	(0.8)	(54,870)	(4.6)	45,187	(82)
Total net revenue	$1,291,058	100.0%	$1,200,879	100.0%	$90,179	8%

American Eagle. The increase in net revenue was driven by increased transaction volume as a result of increased traffic across channels. American Eagle comparable sales increased 5%.

Aerie. The increase in net revenue was driven by increased transaction volume as a result of increased traffic across channels. Aerie comparable sales increased 4%.

Other. The decrease in net revenue was primarily attributable to planned lower revenue from Quiet Platforms offset by lower intersegment eliminations (net reduction of $6 million) due to our change in strategy for this business.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$498,896	$453,016	$45,880	10%
Gross Margin	38.6%	37.7%	90 basis points

The 10% increase in gross profit was primarily driven by an increase of $57 million in merchandise margin year over year due to increased net revenue from both American Eagle and Aerie, as well as improved product and transportation costs. Buying, occupancy and warehousing costs increased by $12 million, primarily as a result of the increase in sales volume. However, as a percent to net revenue, buying, occupancy, and warehousing costs decreased by 40 basis points, driven by rent and digital delivery, reflecting a lower product cost per order.

During the 13 weeks ended August 3, 2024 and July 29, 2023, $2.5 million and $5.0 million, respectively, of share-based payment expense were included in gross profit, representing both time and performance-based awards.

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

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$345,313	$331,872	$13,441	4%
Selling, general and administrative expenses as a percentage of net revenue	26.7%	27.6%	90 basis points

The increase in expenses was primarily related to:

•
a $7 million increase in advertising;
•
a $6 million increase in store compensation due to increased wage rates; and
•
an increase in other variable sales related expenses; partially offset by
•
a $6 million reduction in performance-based incentive expense.

There was $4.3 million and $5.5 million of share-based payment expense included in SG&A expenses for the 13 week periods ended August 3, 2024 and July 29, 2023, respectively, comprised of both time and performance-based awards.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$18,124	$18,999	$(875)	(5)%
Aerie	14,884	15,233	(349)	(2)
Other	19,466	21,622	(2,156)	(10)
Total depreciation and amortization expense	$52,474	$55,854	$(3,380)	(6)%
Total depreciation and amortization expense as a percentage of net revenue	4.1%	4.7%	60 basis points

The decrease in depreciation and amortization expense was primarily driven by prior year impairments of definite-lived tangible and intangible assets of Quiet Platforms.

Operating Income

	13 Weeks Ended				Increase/(Decrease)
	August 3, 2024		July 29, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$144,889	11.2%	$128,664	10.7%	$16,225	13%
Aerie	69,640	5.4	57,253	4.8	12,387	22
Other	(10,155)	(0.8)	(10,341)	(0.9)	186	(2)
General corporate expenses	(103,265)		(110,286)		7,021
Total Operating Income	$101,109		$65,290		$35,819	55%
Total Operating Income as a percentage of net revenue	7.8%		5.4%		240 basis points

The 55% increase in operating income, including approximately $20 million positive impact from the retail calendar shift, was primarily driven by by higher gross profit, a reduction in depreciation and amortization, and was partially offset by an increase in SG&A costs all of which are explained in detail above.

American Eagle. The 13% increase was primarily the result of the 8% increase in revenue discussed above, leading to a $23 million, or 7% increase in gross profit driven by a $30 million increase in merchandise margin, partially offset by increased buying, occupancy, and warehousing costs from the increased sales volume. The gross profit improvement was partially offset by an $8 million increase in SG&A costs, primarily from incremental advertising investment and other variable sales related expense to arrive at the $16 million increase in operating income.

Aerie. The 22% increase was primarily the result of the 9% increase in revenue discussed above, leading to a $23 million, or 16% increase in gross profit driven by a $22 million increase in merchandise margin. The gross profit improvement was partially offset by an $11 million increase in SG&A costs, primarily driven by store compensation and incremental advertising investment to arrive at the $12 million increase in operating income.

General Corporate Expenses. The decrease is primarily due to lower performance-based incentive compensation expense, as well as decreased depreciation and amortization.

Interest (Income) Expense, net

	13 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Interest (income) expense, net	$(730)	$951	$1,681	177%
Interest (income) expense as a percentage of net revenue	(0.1)%	0.1%	20 basis points

The increase in interest income, net was primarily attributable to increased interest income of approximately $1 million on deposits and a reduction in interest expense of approximately $1 million primarily related to borrowings on our revolving Credit Facility. No borrowings were outstanding on our Credit Facility during the 13 weeks ended August 3, 2024 as compared to an average of approximately $20 million outstanding on our revolving Credit Facility throughout the 13 weeks ended July 29, 2023.

Other (Income), net

	13 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(1,715)	$(2,150)	$(435)	(20)%
Other (income), net as a percentage of net revenue	(0.1)%	(0.2)%	-10 basis points

Provision for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$26,290	$17,919	$8,371	47%
Provision for incomes taxes as a percentage of net revenue	2.0%	1.5%	-50 basis points

Effective tax rate	25.4%	27.0%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended August 3, 2024 was 25.4% compared to 27.0% for the 13 weeks ended July 29, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to a change in non-deductible executive compensation and international provisions of the Tax Cuts and Jobs Act ("the "Tax Act").

Net Income

	13 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Net income	$77,264	$48,570	$28,694	59%
Net income as a percentage of net revenue	6.0%	4.0%	200 basis points

Net income per share increased to $0.39 per diluted share for the 13 weeks ended August 3, 2024, compared to $0.25 per diluted share for the 13 weeks ended July 29, 2023. The increase in net income was attributable to the factors noted above.

Comparison of the 26 weeks ended August 3, 2024 to the 26 weeks ended July 29, 2023

Total Net Revenue

Total net revenue increased 7% to $2.435 billion for the 26 weeks ended August 3, 2024, compared to $2.282 billion last year. The shift in the retail calendar contributed approximately $70 million to revenue for the 26 weeks ended August 3, 2024. Digital revenue increased 12%, and store revenue increased 6%, driven by increased transaction volume as a result of increased traffic across channels. Total comparable sales increased by 5%, compared to a 1% decrease last year.

	26 Weeks Ended				Increase/(Decrease)
	August 3, 2024		July 29, 2023
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$1,552,382	63.8%	$1,438,110	63.0%	$114,272	8%
Aerie	788,298	32.4	739,495	32.4	48,803	7
Other	112,441	4.6	217,675	9.5	(105,234)	(48)
Intersegment Eliminations	(18,196)	(0.7)	(113,475)	(5.0)	95,279	(84)
Total net revenue	$2,434,925	100.0%	$2,281,805	100.0%	$153,120	7%

American Eagle. The increase in net revenue was driven by increased transaction volume as a result of increased traffic across channels. This increase was partially offset by $5 million of incremental revenue from excess end-of-season selloffs, during the 26 weeks ended July 29, 2023, which we did not anniversary this year. American Eagle comparable sales increased 6%.

Aerie. The increase in net revenue was driven by increased transaction volume as a result of increased traffic across channels. This increase was partially offset by $9 million of incremental revenue from excess end-of-season selloffs, during the 26 weeks ended July 29, 2023, which we did not anniversary this year. Aerie comparable sales increased 5%.

Other. The decrease in net revenue was primarily attributable to planned lower revenue from Quiet Platforms offset by lower intersegment eliminations (net reduction of $10 million) due to our change in strategy for this business.

Gross Profit

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$963,134	$866,195	$96,939	11%
Gross Margin	39.5%	38.0%	150 basis points

The 11% increase in gross profit was primarily driven by an increase of $111 million in merchandise margin year over year due to increased net revenue from both American Eagle and Aerie, as well as improved product and transportation costs. Buying, occupancy and warehousing costs increased by $14 million, primarily as a result of the increase in sales volume. However, as a percent to net revenue, buying, occupancy, and warehousing costs decreased by 70 basis points, driven by rent and digital delivery, reflecting lower product cost per order.

During the 26 weeks ended August 3, 2024 and July 29, 2023, $9.1 million and $10.8 million, respectively of share-based payment expense were included in gross profit, representing both time and performance-based awards.

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

Selling, General and Administrative Expenses

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$678,806	$644,217	$34,589	5%
Selling, general and administrative expenses as a percentage of net revenue	27.9%	28.2%	30 basis points

The increase in expenses was primarily related to:

•
a $20 million increase in compensation, primarily due to $13 million of incremental store compensation due to increased wage rates, partially offset by efficiencies in our store labor model;
•
an increase of $11 million in advertising; and
•
an increase in variable sales related expenses.

There was $18.3 million and $14.5 million of share-based payment expense included in SG&A expenses for the 26 week periods ended August 3, 2024 and July 29, 2023, respectively, comprised of both time and performance-based awards.

Impairment, Restructuring and Other Charges

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Charges recorded in operating expenses:
Quiet Platforms impairment, restructuring and other charges	$-	$21,275	$(21,275)	(100)%
Impairment, restructuring and other charges	$-	$21,275	$(21,275)	(100)%
Impairment, restructuring and other charges as a percentage of net revenue	0.0%	1.0%	-100 basis points

There were no impairment, restructuring and other charges for the 26 weeks ended August 3, 2024. During the 26 weeks ended July 29, 2023, we recorded $21.3 million of impairment, restructuring and other charges related to Quiet Platforms. We recorded $10.8 million of impairment of supply chain technology assets due to insufficient prospective cash flows to support the asset value resulting from the restructuring of Quiet Platforms, $5.6 million of employee severance, and $4.9 million of contract related charges.

Depreciation and Amortization Expense

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$35,700	$38,030	$(2,330)	(6)%
Aerie	30,139	30,709	(570)	(2)
Other	39,545	43,843	(4,298)	(10)
Total depreciation and amortization expense	$105,384	$112,582	$(7,198)	(6)%
Total depreciation and amortization expense as a percentage of net revenue	4.3%	4.9%	60 basis points

The decrease in depreciation and amortization expense was primarily driven by prior year impairments of definite-lived tangible and intangible assets of Quiet Platforms.

Operating Income

	26 Weeks Ended				Increase/(Decrease)
	August 3, 2024		July 29, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$283,473	11.6%	$234,203	10.3%	$49,270	21%
Aerie	130,967	5.4	112,922	4.9	18,045	16
Other	(25,003)	(1.0)	(26,648)	(1.2)	1,645	(6)
General corporate expenses	(210,493)		(211,081)		588
Impairment, restructuring, and other charges	-		(21,275)		21,275
Total Operating Income	$178,944		$88,121		$90,823	103%
Total Operating Income as a percentage of net revenue	7.3%		3.9%		340 basis points

The 103% increase in operating income, including approximately $30 million positive impact from the retail calendar shift, was primarily driven by higher gross profit, a reduction in impairment, restructuring, and other charges, and a reduction in depreciation and amortization, partially offset by increased SG&A expenses, all of which are explained in detail above.

American Eagle. The 21% increase was primarily the result of the 8% increase in revenue discussed above, leading to a $58 million, or 10% increase in gross profit driven by a $67 million increase in merchandise margin, offset by a $9 million increase in buying, occupancy, and warehousing costs from the increased sales volume. The gross profit improvement was partially offset by an $11 million increase in SG&A costs, primarily from store compensation, incremental advertising, and other variable sales related costs to arrive at the $49 million increase in operating income.

Aerie. The 16% increase was primarily the result of the 7% increase in revenue discussed above, leading to a $37 million increase in gross profit driven by a $34 million increase in merchandise margin. The gross profit improvement was partially offset by a $20 million increase in SG&A expenses, primarily driven by store compensation, incremental advertising and other variable sales related costs to arrive at the $18 million increase in operating income.

Other. The decrease was primarily the result of a $6 million improvement from Quiet Platforms as a result of lower SG&A and depreciation and amortization expenses, partially offset by a $4 million decline in performance from the Todd Snyder and Unsubscribed brands.

Interest (Income) Expense, net

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Interest (income) expense, net	$(4,168)	$1,642	$5,810	354%
Interest (income) expense as a percentage of net revenue	(0.2)%	0.1%	30 basis points

The increase in interest (income) expense, net was primarily attributable to increased interest income of $5 million on deposits, no borrowings on our Credit Facility, and the elimination of convertible note interest expense on the 2025 Notes due to their Early Redemption last year.

Other (Income), net

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(3,111)	$(5,461)	$(2,350)	(43)%
Other (income), net as a percentage of net revenue	(0.1)%	(0.2)%	-10 basis points

Provision for Income Taxes

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$41,209	$24,918	$16,291	65%
Provision for incomes taxes as a percentage of net revenue	1.6%	1.1%	-50 basis points

Effective tax rate	22.1%	27.1%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 26 weeks ended August 3, 2024 was 22.1% compared to 27.1% for the 26 weeks ended July 29, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to excess tax benefits on share-based payments and tax audit adjustments.

Net Income

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Net income	$145,014	$67,022	$77,992	116%
Net income as a percentage of net revenue	6.0%	2.9%	310 basis points

Net income per share increased to $0.73 per diluted share for the 26 weeks ended August 3, 2024, compared to $0.34 per diluted share, for the 26 weeks ended July 29, 2023. The increase in net income was attributable to the factors noted above.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and operate online marketplace businesses. As of August 3, 2024, our international licensing partners operated in 313 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of August 3, 2024, we had 104 Company-owned stores in Canada, 83 in Mexico, 15 in Hong Kong, and seven in Puerto Rico.

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

Historically, our uses of cash have been funded with cash flow from operations and existing cash on hand. We also maintain an asset-based revolving Credit Facility that allows us to borrow up to $700 million, which will expire in June 2027. As of August 3, 2024, there were no borrowings under the Credit Facility. In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due in 2025. As of July 29, 2023, the Company's 2025 Notes were fully redeemed. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding our long-term debt.

As of August 3, 2024, we had approximately $191.8 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

August 3, 2024
Working Capital (in thousands)	454,059
Current Ratio	1.57

The following table sets forth net cash flows in operating, investing, and financing activities for the 26 weeks ended August 3, 2024 and July 29, 2023:

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)
Total cash provided by (used for):
Operating activities	$40,140	$147,891	$(107,751)
Investing activities	(5,329)	(98,451)	93,122
Financing activities	(194,500)	(46,414)	(148,086)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,568)	2,080	(4,648)
Increase (decrease) in cash and cash equivalents	$(162,257)	$5,106	$(167,363)

Cash Flows Provided By Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Investing activities for the 26 weeks ended August 3, 2024 primarily consisted of capital expenditures of $96.9 million, offset by the sales of available-for-sale investments of $100.0 million.

Investing activities for the 26 weeks ended July 29, 2023 primarily consisted of capital expenditures of $92.0 million.

Cash Flows Used for Financing Activities

Cash used for financing activities for the 26 weeks ended August 3, 2024 consisted primarily of $130.9 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly announced programs, and $48.6 million for cash dividends paid at a quarterly rate of $0.125 per share.

Cash used for financing activities for the 26 weeks ended July 29, 2023 consisted primarily $39.4 million for cash dividends paid at a quarterly rate of $0.10 per share and $10.4 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments, partially offset by $3.0 million of net borrowings under our Credit Facility.

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

As of August 3, 2024, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and had $12.0 million outstanding in stand-by letters of credit. As of July 29, 2023, the Company had $3.0 million in outstanding borrowings and $7.7 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 26 weeks ended August 3, 2024, capital expenditures totaled $96.9 million. See below for a breakdown of expenditures:

	26 Weeks Ended		Increase/(Decrease)
	August 3, 2024	July 29, 2023
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$61,043	$44,050	$16,993	39%
Information technology initiatives	24,012	31,614	(7,602)	(24)
Supply chain infrastructure	8,711	14,400	(5,689)	(40)
Other home office projects	3,179	1,895	1,284	68
Capital Expenditures	$96,945	$91,959	$4,986	5%

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

See below for a breakdown for stores remodeled and new stores opened in the 26 weeks ended August 3, 2024 and July 29, 2023:

	26 Weeks Ended
	August 3, 2024		July 29, 2023
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	6	36	6	5
Aerie (2)	10	-	5	2
Todd Snyder	2	-	3	-
Unsubscribed	-	-	-	-
Total stores	18	36	14	7

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location.

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location.

Share Repurchases

On February 1, 2024, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2029. During the 26 weeks ended August 3, 2024, there were 6.0 million shares repurchased under this authorization.

During the 26 weeks ended August 3, 2024 and July 29, 2023, we repurchased approximately 0.5 million and 0.7 million shares, respectively, from certain employees at market prices totaling $13.3 million and $10.4 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended August 3, 2024, our Board declared a quarterly cash dividend of $0.125 per share on June 4, 2024, which was paid on July 26, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized loss of $23.5 million and $22.9 million is included in accumulated other comprehensive (loss) income during the 13 and 26 weeks ended August 3, 2024, respectively. Our market risk profile as of February 3, 2024 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2023 Form 10-K, which is unchanged as of August 3, 2024.

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

In connection with the preparation of this Quarterly Report, as of August 3, 2024, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended August 3, 2024:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (May 5, 2024 through June 1, 2024)	25,710	$22.39	25,088	28,474,912
Month #2 (June 2, 2024 through July 6, 2024)	3,963,845	$20.65	3,962,287	24,512,625
Month #3 (July 7, 2024 through August 3, 2024)	512,625	$20.56	512,625	24,000,000
Total	4,502,180	$21.96	4,500,000	24,000,000

(1)
There were 4.5 million shares repurchased as part of our publicly announced share repurchase program and an aggregate of 2,180 shares were repurchased from employees for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended August 3, 2024.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On February 1, 2024, our Board authorized the public repurchase of 30 million shares under a new share repurchase program, which expires on February 3, 2029.

ITEM 5: OTHER INFORMATION

(C) Rule 10b5-1 Trading Plans

During the fiscal quarter ended August 3, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted as inline eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of August 3, 2024, February 3, 2024, and July 29, 2023 (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023, (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023, and (v) Consolidated Statements of Cash Flows for the 26 weeks ended August 3, 2024 and July 29, 2023.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 29, 2024

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)