Form 10-Q
period 2024-11-02
AMERICAN EAGLE OUTFITTERS INC
filed 2024-12-04
CIK 919012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 192,101,783 shares of Common Stock were outstanding at November 27, 2024.

AMERICAN EAGLE OUTFITTERS, INC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on the views and beliefs of management of American Eagle Outfitters, Inc. (the "Company," "AEO," "we," "us," and "our"), as well as assumptions and estimates made by management. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those contained in this Quarterly Report and in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the Securities and Exchange Commission (the "SEC") on March 15, 2024 (the "Fiscal 2023 Form 10-K") that may not be in the control of management. Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2024" refers to the 52-week period that will end on February 1, 2025. "Fiscal 2023" refers to the 53-week period ended February 3, 2024.

All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," "potential," and similar expressions may identify forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

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
•
our performance during the holiday selling season;
•
the reduction of operating expenses and capital expenditures, including through our profit improvement program, and impact on our results of operations;
•
the accuracy of the estimates and assumptions we make pursuant to our critical accounting policies and estimates;
•
the payment of a dividend in future periods;
•
our ability to fund our current and long-term cash requirements through current cash holdings and available liquidity, including under our revolving credit facility;
•
the possibility that product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions imposed by the United States ("U.S."), China or other countries), currency exchange rate fluctuations, increasing prices for raw materials, supply chain issues, political instability or other reasons;
•
the possibility of changes in global economic and financial conditions, and resulting impacts on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits;
•
the effect of inflation on our business;
•
the possibility that we may be required to take additional impairment or other restructuring charges;
•
the impact of any macroeconomic or geopolitical conditions; and
•
the ability of our distribution centers and stores to maintain adequate staffing to meet increased customer demand.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•
the risk that general macroeconomic conditions, including the effect of inflationary economic pressures and other business factors, will continue to negatively impact discretionary consumer spending and adversely impact our revenues and/or margins;
•
the risk that foreign policy changes resulting from the presidential and congressional elections in the US and the foreign policy of other jurisdictions in which we conduct business, including threatened and actual changes in tariffs or other trade restrictions, uncertainty regarding international trade agreements, immigration policy, and defense and security policy, could adversely impact our business, our financial condition, and the results of operations;
•
the risk that our inability to anticipate and respond to changing consumer preferences and fashion trends and fluctuations in consumer demand in a timely manner could adversely impact our business and results of operations;
•
the risk that seasonality may cause sales to fluctuate and negatively impact our results of operations;
•
the risks associated with operating in a highly competitive industry, and with facing significant pricing pressures from existing and new competitors;
•
the risk that our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events;
•
the risk that impairments of goodwill, intangible assets, and other long-lived assets, including impairments relating to our Quiet Platforms business, could adversely impact our profitability;
•
the risk that our inability to grow and optimize our digital channels and leverage omni-channel capabilities could adversely impact tour business;
•
the risk that failure to define, launch and communicate a brand-relevant customer experience could have a negative impact on our growth and profitability;
•
the risk that our inability to execute on our key business priorities could have a negative impact on our growth and profitability;
•
the inherent risks of operating in other countries from our current international operations and efforts to further expand internationally;
•
the risk that failure to protect our reputation could have a material adverse effect on our brands;
•
the risk that failure to manage growth in our omni-channel operations and the resulting impact on our distribution and fulfillment networks may have an adverse effect on our results of operations;
•
the risks that our inability to implement and sustain adequate information technology systems could adversely impact our profitability and that the loss or disruption of information technology systems could have a material adverse effect on our business;
•
the risks related to our electronic processing of sensitive and confidential personal and business data, including as a result of cyberattacks, data breaches, other security incidents, or disruption of information technology systems or software;
•
the risk that our inability to achieve targeted store performance, gain market share in the face of declining shopping center traffic or attract customers to our stores could adversely impact our profitability and our results of operations;
•
the risk that failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations;
•
the risks associated with our significant lease obligations and with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations;
•
the risks associated with our reliance on key personnel, the loss of whom could have a material adverse effect on our business;
•
the risk that increases in labor costs, including wages, could adversely impact our operational results, financial condition and results of operations;
•
the risks that the current legal and regulatory environment, or changes to the legal and regulatory environment, could adversely affect our financial condition and results of operations;
•
the risk that fluctuations in our tax obligations and effective tax rate could adversely affect us; and

•
the risk that the unfavorable outcome of pending or future litigation could have an adverse impact on our business, financial condition and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; Dollars and shares in thousands, except per share amounts)

	November 2,	February 3,	October 28,
	2024	2024	2023
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,195	$354,094	$240,940
Short-term investments	—	100,000	—
Merchandise inventory	804,256	640,662	769,315
Accounts receivable, net	214,114	247,934	239,374
Prepaid expenses	118,773	65,082	81,423
Other current assets	38,810	25,578	22,366
Total current assets	1,336,148	1,433,350	1,353,418
Operating lease right-of-use assets	1,237,741	1,005,293	995,023
Property and equipment, at cost, net of accumulated depreciation	745,988	713,336	742,793
Goodwill, net	225,196	225,303	264,825
Non-current deferred income taxes	88,092	82,064	20,791
Intangible assets, net	43,371	46,109	88,201
Other assets	59,596	52,454	55,735
Total assets	$3,736,132	$3,557,909	$3,520,786
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$283,471	$268,308	$300,031
Current portion of operating lease liabilities	293,006	284,508	294,898
Accrued compensation and payroll taxes	90,289	152,353	96,484
Unredeemed gift cards and gift certificates	50,161	66,285	47,676
Accrued income and other taxes	38,468	46,114	19,255
Other current liabilities and accrued expenses	95,620	73,604	72,887
Total current liabilities	851,015	891,172	831,231
Non-current liabilities:
Non-current operating lease liabilities	1,098,197	901,122	927,019
Other non-current liabilities	40,322	28,856	24,247
Total non-current liabilities	1,138,519	929,978	951,266
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 192,102, 196,936, and 197,538 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	359,348	360,378	343,695
Accumulated other comprehensive loss	(49,872)	(16,410)	(32,865)
Retained earnings	2,376,077	2,214,159	2,234,761
Treasury stock, at cost, 57,464, 52,630, and 52,028 shares, respectively	(941,451)	(823,864)	(809,798)
Total stockholders’ equity	1,746,598	1,736,759	1,738,289
Total liabilities and stockholders’ equity	$3,736,132	$3,557,909	$3,520,786

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars and shares in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Total net revenue	$1,289,094	$1,301,055	$3,724,019	$3,582,859
Cost of sales, including certain buying, occupancy and warehousing expenses	762,470	757,258	2,234,260	2,172,867
Gross profit	526,624	543,797	1,489,759	1,409,992
Selling, general and administrative expenses	351,380	361,992	1,030,186	1,006,210
Impairment, restructuring and other charges	17,561	—	17,561	21,275
Depreciation and amortization expense	51,594	56,444	156,978	169,026
Operating income	$106,089	125,361	$285,034	$213,481
Interest (income), net	(1,246)	(2,871)	(5,414)	(1,229)
Other (income), net	(895)	(3,984)	(4,006)	(9,446)
Income before income taxes	108,230	132,216	294,454	224,156
Provision for income taxes	28,211	35,516	69,420	60,434
Net income	$80,019	$96,700	$225,034	$163,722

Basic net income per common share	$0.42	$0.50	$1.16	$0.84
Diluted net income per common share	$0.41	$0.49	$1.14	$0.83

Weighted average common shares outstanding - basic	191,630	195,343	193,908	195,467
Weighted average common shares outstanding - diluted	195,782	198,367	198,201	197,969

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net income	$80,019	$96,700	$225,034	$163,722
Other comprehensive (loss):
Foreign currency translation adjustments	(10,601)	(21,299)	(33,462)	(235)
Other comprehensive (loss):	(10,601)	(21,299)	(33,462)	(235)
Comprehensive income	$69,418	$75,401	$191,572	$163,487

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; Dollars and shares in thousands, except per share amounts)

13 Weeks Ended November 2, 2024 and October 28, 2023

	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at July 29, 2023	197,481	$2,496	$334,447	$2,158,294	$(810,672)	$(11,566)	$1,672,999
Stock awards	—	—	9,794	—	—	—	9,794
Repurchase of common stock from employees	(17)	—	—	—	(270)	—	(270)
Reissuance of treasury stock	74	—	(557)	—	1,144	—	587
Net income	—	—	—	96,700	—	—	96,700
Other comprehensive (loss)	—	—	—	—	—	(21,299)	(21,299)
Cash dividends declared and dividend equivalents ($0.10 per share)	—	—	483	(20,233)	—	—	(19,750)
Contributions from non-controlling interests	—	—	(472)	—	—	—	(472)
Balance at October 28, 2023	197,538	$2,496	$343,695	$2,234,761	$(809,798)	$(32,865)	$1,738,289

Balance at August 3, 2024	192,013	$2,496	$353,608	$2,320,348	$(942,815)	$(39,271)	$1,694,366
Stock awards	—	—	5,860	—	—	—	5,860
Repurchase of common stock as part of publicly announced programs, including excise tax	—	—	—	—	—	—	—
Repurchase of common stock from employees	(17)	—	—	—	(355)	—	(355)
Reissuance of treasury stock	106	—	(1,007)	296	1,719	—	1,008
Net income	—	—	—	80,019	—	—	80,019
Other comprehensive (loss)	—	—	—	—	—	(10,601)	(10,601)
Cash dividends declared and dividend equivalents ($0.125 per share)	—	—	575	(24,586)	—	—	(24,011)
Contributions from non-controlling interests	—	—	312	—	—	—	312
Balance at November 2, 2024	192,102	$2,496	$359,348	$2,376,077	$(941,451)	$(49,872)	$1,746,598

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; Dollars and shares in thousands, except per share amounts)

39 Weeks Ended November 2, 2024 and October 28, 2023

	Shares Outstanding	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance at January 28, 2023	195,064	$2,496	$341,775	$2,137,126	$(849,604)	$(32,630)	$1,599,163
Stock awards	—	—	34,777	—	—	—	34,777
Repurchase of common stock from employees	(766)	—	—	—	(10,666)	—	(10,666)
Reissuance of treasury stock	2,141	—	(28,038)	(3,330)	33,364	—	1,996
Redemption of Convertible Senior Notes	1,099	—	(6,281)	(2,137)	17,108	—	8,690
Net income	—	—	—	163,722	—	—	163,722
Other comprehensive (loss)	—	—	—	—	—	(235)	(235)
Cash dividends declared and dividend equivalents ($0.30 per share)	—	—	1,499	(60,620)	—	—	(59,121)
Contributions from non-controlling interests	—	—	(37)	—	—	—	(37)
Balance at October 28, 2023	197,538	$2,496	$343,695	$2,234,761	$(809,798)	$(32,865)	$1,738,289

Balance at February 3, 2024	196,936	$2,496	$360,378	$2,214,159	$(823,864)	$(16,410)	$1,736,759
Stock awards	—	—	32,922	—	—	—	32,922
Repurchase of common stock as part of publicly announced programs, including excise tax	(6,000)	—	—	—	(130,941)	—	(130,941)
Repurchase of common stock from employees	(549)	—	—	—	(13,645)	—	(13,645)
Reissuance of treasury stock	1,715	—	(36,173)	11,291	26,999	—	2,117
Net income	—	—	—	225,034	—	—	225,034
Other comprehensive (loss)	—	—	—	—	—	(33,462)	(33,462)
Cash dividends declared and dividend equivalents ($0.375 per share)	—	—	1,779	(74,407)	—	—	(72,628)
Contributions from non-controlling interests	—	—	442	—	—	—	442
Balance at November 2, 2024	192,102	$2,496	$359,348	$2,376,077	$(941,451)	$(49,872)	$1,746,598

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	39 Weeks Ended
	November 2,	October 28,
	2024	2023
Operating activities:
Net income	$225,034	$163,722
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	163,524	174,559
Share-based compensation	33,372	35,289
Deferred income taxes	(10,279)	15,691
Loss on impairment of assets	6,353	10,759
Changes in assets and liabilities:
Accounts receivable	28,032	3,906
Merchandise inventory	(185,521)	(186,546)
Operating lease assets	166,605	201,810
Operating lease liabilities	(194,353)	(241,760)
Other assets	(75,265)	793
Accounts payable	18,333	65,630
Accrued compensation and payroll taxes	(61,317)	44,584
Accrued and other liabilities	(21,473)	(4,094)
Net cash provided by operating activities	93,045	284,343
Investing activities:
Capital expenditures for property and equipment	(157,668)	(134,915)
Sale of available-for-sale investments	100,000	—
Other investing activities	(8,385)	(9,346)
Net cash (used for) investing activities	(66,053)	(144,261)
Financing activities:
Repurchase of common stock as part of publicly announced programs	(130,941)	—
Repurchase of common stock from employees	(13,645)	(10,666)
Proceeds from revolving line of credit	—	30,000
Principal payments on revolving line of credit	—	(30,000)
Net proceeds from stock options exercised	3,841	1,561
Cash dividends paid	(72,628)	(59,121)
Other financing activities	(4,635)	(762)
Net cash (used for) financing activities	(218,008)	(68,988)
Effect of exchange rates changes on cash	(2,883)	(363)
Net change in cash and cash equivalents	(193,899)	70,731
Cash and cash equivalents - beginning of period	354,094	170,209
Cash and cash equivalents - end of period	$160,195	$240,940

Refer to Notes to Consolidated Financial Statements

AMERICAN EAGLE OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Statements

The accompanying Consolidated Financial Statements of American Eagle Outfitters, Inc., a Delaware corporation, at November 2, 2024 and October 28, 2023 and for the 13 and 39 week periods ended November 2, 2024 and October 28, 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report. Therefore, these Consolidated Financial Statements should be read in conjunction with our Fiscal 2023 Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and those described in the notes that follow) considered necessary for a fair presentation have been included. The existence of subsequent events has been evaluated through the filing date of this Quarterly Report.

The Company operates under the American Eagle® ("AE") brand and the Aerie® brand, which includes the OFFLINE by Aerie® brand. We also operate Todd Snyder New York ("Todd Snyder"), a premium menswear brand, and Unsubscribed, which focuses on consciously made slow fashion.

Founded in 1977, the Company is a leading multi-brand specialty retailer that operates nearly 1,500 retail stores in the U.S. and internationally, online through our digital channels at www.ae.com, www.aerie.com, www.toddsnyder.com, and www.unsubscribed.com and through more than 300 international store locations managed by third-party operators. Through its portfolio of brands, the Company offers high quality, on-trend clothing, accessories, and personal care products at affordable prices. We sell directly to consumers through our retail channel, which includes our stores and concession-based shop-within-shops. We operate stores in the U.S., Canada, Hong Kong, and Mexico. We also have license agreements with third parties to operate American Eagle and Aerie stores throughout Asia, Europe, India, Latin America, and the Middle East. The Company's online business, AEO Direct, ships to approximately 80 countries worldwide.

As e-commerce penetration and growth have normalized coming out of the COVID-19 pandemic, the supply chain landscape has continued to evolve. In Fiscal 2023, as part of its profit improvement program, the Company began to streamline and shift the operations of Quiet Platforms to better align with AEO's long term strategy. As a result of these changes, Quiet Platforms has refined its focus on its core capabilities as a regionalized fulfillment center network. The network and related growth plans have been updated to reflect this refined focus.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and consolidated entities where the Company's ownership percentage is less than 100%. Non-controlling interest is included as a component of contributed capital within the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and was not material for any period presented. All intercompany transactions and balances have been eliminated in consolidation. At November 2, 2024, the Company operated in two reportable segments, American Eagle and Aerie.

Fiscal Year

Our fiscal year is a 52- or 53-week year that ends on the Saturday nearest to January 31. As used herein, "Fiscal 2024" refers to the 52-week period that will end on February 1, 2025. "Fiscal 2023" refers to the 53-week period ended on February 3, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires segment expenses deemed significant to the Chief Operating Decision Maker ("CODM") typically incorporated in measuring profit or loss of the segment be disclosed. The guidance also requires that the difference between segment revenues and these significant segment expenses be disclosed. Any annually disclosed segment information is now required to be reported in interim periods as well. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Public entities are required to apply the amendment retrospectively to prior periods presented in the financial statements. The Company will adopt ASU 2023-07 effective for its Fiscal year 2024 and for interim periods beginning in Fiscal 2025.

Refer to Note 12, Segment Reporting, to the Consolidated Financial Statements for additional information.

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

Refer to Note 10, Income Taxes, to the Consolidated Financial Statements for additional information.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure of additional information for specific expense categories in the notes to financial statements for interim and annual periods. Specifically, the amendment requires quantitative disclosure for purchases of inventory, employee compensation, depreciation, and intangible asset amortization within an expense caption. For any remaining amounts within an expense caption, a qualitative description must be included. In all reporting periods, a total selling expense amount must be disclosed, with an annual disclosure of the entity's definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company plans to adopt ASU 2024-03 effective for Fiscal 2027.

Foreign Currency Translation

In accordance with Accounting Standards Codification ("ASC") 830, Foreign Currency Matters, the Company translates assets and liabilities denominated in foreign currencies into U.S. dollars ("USD") (the reporting currency) at the exchange rates prevailing at the balance sheet date. The Company translates revenues and expenses denominated in foreign currencies into USD at the monthly average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations, whereas related translation adjustments are reported as an element of other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. During the 13 and 39 weeks ended November 2, 2024, an unrealized loss of $10.6 million and $33.5 million, respectively, was included in other comprehensive (loss) income, which was primarily related to the fluctuations of the USD to Mexican peso and USD to Canadian dollar exchange rates.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments classified as available-for-sale include certificates of deposit with an original maturity greater than three months, but less than one year.

Refer to Note 3, Cash and Cash Equivalents and Short-term Investments, to the Consolidated Financial Statements for additional information.

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

Property and Equipment

Property and equipment is recorded on the basis of cost with depreciation computed utilizing the straight-line method over the asset’s estimated useful life. The estimated useful lives of our major classes of assets are as follows:

Buildings	25 years
Leasehold improvements	Lesser of 10 years or the term of the lease
Fixtures and equipment Information technology	Five years Three to five years

As of November 2, 2024, the weighted average remaining useful life of our assets was approximately six years.

In accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"), the Company’s management evaluates the value of leasehold improvements, store fixtures, and operating lease right-of-use ("ROU") assets associated with retail stores. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income within the Consolidated Statements of Operations.

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

Refer to Note 6, Property and Equipment, Net, to the Consolidated Financial Statements for additional information regarding property and equipment, and refer to Note 14, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information regarding the impairment of assets during the 13 and 39 weeks ended November 2, 2024 and October 28, 2023.

Goodwill and Intangible Assets

The Company’s goodwill is primarily related to the acquisition of its regionalized fulfillment center network, as well as its importing operations and Canadian business, and represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company evaluates goodwill for possible impairment at least annually as of the last day of the fiscal year and upon occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference. The Company last performed an annual goodwill impairment test as of February 3, 2024. As a result of the annual impairment test, the Company concluded that the goodwill assigned to the Quiet Platforms reporting unit was impaired, resulting in a charge of $39.6 million recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations for Fiscal 2023, due to insufficient prospective cash flows to support the carrying value of the business. Significant, subjective assumptions used in the Company’s fair value estimate included forecasted cost of sales, forecasted operating expense and the discount rate. No indicators of impairment were present during the 13 and 39 weeks ended November 2, 2024 and October 28, 2023.

Definite-lived intangible assets are initially recorded at fair value, with amortization computed utilizing the straight-line method over the assets’ estimated useful lives. The Company’s definite-lived intangible assets, which consist primarily of trademark assets, are generally amortized over 10 to 15 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360 when events or circumstances indicate that the carrying value of the asset may not be recoverable. Such an evaluation includes the estimation of undiscounted future cash flows to be generated by those assets. If the sum of the estimated future undiscounted cash flows is less than the carrying amounts of the assets, then the assets are impaired and are adjusted to their estimated fair value. During Fiscal 2023, the Company recorded a $40.5 million impairment charge within impairment, restructuring and other charges on the Consolidated Statements of Operations related to the definite-lived intangible assets of Quiet Platforms, due to insufficient prospective cash flows to support the carrying value of the assets. No definite-lived intangible asset impairment charges were recorded during the 13 and 39 weeks ended November 2, 2024 and October 28, 2023.

Refer to Note 7, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for additional information.

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

Co-Branded and Private Label Credit Cards

The Company offers a co-branded credit card and a private-label credit card under the AE and Aerie brands. These credit cards are issued by a third-party bank (the "Bank") in accordance with a credit card agreement (the "Agreement"). The Company has no liability to the Bank for bad debt expense, provided that purchases are made in accordance with the Bank’s procedures. We receive funding from the Bank based on the Agreement and card activity, which includes payments for new account activations and usage of the credit cards. We recognize revenue for this funding as we fulfill our performance obligations under the Agreement. This revenue is recorded in other revenue, which is a component of total net revenue in our Consolidated Statements of Operations.

Customer Loyalty Program

The Company offers a highly digitized loyalty program called Real Rewards by American Eagle and Aerie™ (the "Program"). The Program features both shared and unique benefits for loyalty members and credit card holders. Under the Program, members accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Members earn rewards in the form of discount savings certificates. Rewards earned are valid through the stated expiration date, which is 60 days from the issuance date of the reward. Rewards not redeemed during the 60-day redemption period are forfeited.

Points earned under the Program on purchases at AE and Aerie are accounted for in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). The portion of the sales revenue attributed to the reward points is deferred and recognized when the reward is redeemed or when the points expire, using the relative stand-alone selling price method. Additionally, reward points earned using the co-branded credit card on non-AE or Aerie purchases are accounted for in accordance with ASC 606. As the points are earned, a current liability is recorded for the estimated cost of the reward, and the impact of adjustments is recorded in revenue.

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

Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Income Taxes

The Company calculates income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in the Company’s level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the Company’s effective income tax rate.

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

Refer to Note 10, Income Taxes, to the Consolidated Financial Statements for additional information.

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

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs (collectively, "merchandise costs"), Quiet Platforms' costs to service its customers and buying, occupancy and warehousing costs and services.

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

Interest (Income), Net

Interest (income), net primarily consists of interest income from cash and cash equivalents.

Other (Income), Net

Other (income), net consists primarily of foreign currency fluctuations, and changes in other non-operating items. Non-controlling interest was not material for any period presented and is included within other (income), net.

Segment Information

The Company has identified two operating segments (American Eagle and Aerie) that also represent our reportable segments and reflect the CODM's (defined as our Chief Executive Officer ("CEO")) internal view of analyzing results and allocating resources. Additionally, our Todd Snyder and Unsubscribed brands and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the Other caption. For additional information regarding the Company’s segment and geographic information, refer to Note 12, Segment Reporting, to the Consolidated Financial Statements.

3. Cash and Cash Equivalents and Short-term Investments

The following table summarizes the fair market values for the Company’s cash, cash equivalents, and short-term investments which are recorded in the Consolidated Balance Sheets:

(In thousands)	November 2, 2024	February 3, 2024	October 28, 2023
Cash and cash equivalents:
Cash	$117,348	$162,279	$134,874
Interest bearing deposits	$42,847	$191,815	106,066
Total cash and cash equivalents	$160,195	$354,094	$240,940
Short-term investments:
Certificates of deposits	$—	$100,000	$—
Total short-term investments	$—	$100,000	$—
Total cash and short-term investments	$160,195	$454,094	$240,940

4. Fair Value Measurements

ASC 820, Fair Value Measurement Disclosures ("ASC 820"), defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date.

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

The Company’s cash equivalents and short-term investments are Level 1 financial assets and are measured at fair value on a recurring basis, for all periods presented. Refer to Note 3, Cash and Cash Equivalents, and Short-term Investments to the Consolidated Financial Statements for additional information.

	Fair Value Measurements at November 2, 2024
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$117,348	$117,348	—	—
Interest bearing deposits	42,847	42,847	—	—
Total cash and cash equivalents	$160,195	$160,195	—	—

Long-Term Debt

As of November 2, 2024 and October 28, 2023, there were no outstanding borrowings under the Company's Credit Facility.

Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements for additional information regarding long-term debt and other credit arrangements.

Non-Financial Assets

The Company’s non-financial assets, which include intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur and the Company is required to evaluate the non-financial asset for impairment, a resulting impairment would require that the non-financial asset be recorded at the estimated fair value. The fair value is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. During the 13 and 39 weeks ended November 2, 2024, the Company recorded impairment of assets of $6.4 million related to the pending sale of its Hong Kong retail operations. There were no long-lived asset impairment charges recorded during the 13 weeks ended October 28, 2023. During the 39 weeks ended October 28, 2023, the Company recorded impairment of property and equipment of $10.8 million. Refer to Note 14, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information.

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

No indicators of goodwill impairment were present during the 13 and 39 weeks ended November 2, 2024 and October 28, 2023.

5. Earnings per Share ("EPS")

The following is a reconciliation between basic and diluted weighted average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net income and numerator for basic EPS	$80,019	$96,700	$225,034	$163,722
Add: Interest expense, net of tax, related to the 2025 Notes (1)	—	—	—	58
Numerator for diluted EPS	$80,019	$96,700	$225,034	$163,780

Denominator:
Denominator for basic EPS - weighted average shares	191,630	195,343	193,908	195,467
Add: Dilutive effect of the 2025 Notes (1)	—	—	—	278
Add: Dilutive effect of stock options and non-vested restricted stock	4,152	3,024	4,293	2,224
Denominator for diluted EPS - adjusted weighted average shares	195,782	198,367	198,201	197,969
Anti-dilutive shares (2)	414	1,816	396	1,861

(1) The Company utilizes the "if-converted" method of calculating diluted EPS, in accordance with ASU 2020-06, Debt with Conversion and Other Options.

(2) For all periods presented, anti-dilutive shares relate to stock options and unvested restricted stock.

Refer to Notes 8, Long-Term Debt, Net, and 9, Share-Based Compensation, to the Consolidated Financial Statements for additional information regarding the 2025 Notes (as defined in Note 8) and share-based compensation, respectively.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	November 2,	February 3,	October 28,
(In thousands)	2024	2024	2023
Property and equipment, at cost	$2,524,158	$2,427,114	$2,774,161
Less: Accumulated depreciation and impairment	(1,778,170)	(1,713,778)	(2,031,368)
Property and equipment, net	$745,988	$713,336	$742,793

7. Goodwill and Intangible Assets, Net

Goodwill and definite-lived intangible assets, net consist of the following:

	November 2,	February 3,	October 28,
(In thousands)	2024	2024	2023
Goodwill, gross (1)	$268,990	$269,097	$269,021
Accumulated impairment (2)	(43,794)	(43,794)	(4,196)
Goodwill, net	$225,196	$225,303	$264,825

(1)
The change in Goodwill, gross from period to period includes the effect of foreign currency rate fluctuations.

(2)
Accumulated impairment includes $39.6 million recorded in Fiscal 2023, $1.7 million recorded in Fiscal 2019 and $2.5 million recorded in Fiscal 2016.

	November 2,	February 3,	October 28,
(In thousands)	2024	2024	2023
Intangible assets, gross	$147,173	$147,054	$146,739
Accumulated amortization	(63,269)	(60,412)	(58,538)
Accumulated impairment	(40,533)	(40,533)	—
Intangible assets, net	$43,371	$46,109	$88,201

8. Long-Term Debt, Net

The Company had no long-term debt outstanding as of November 2, 2024, February 3, 2024, and October 28, 2023.

2025 Notes

In April 2020, the Company issued $415 million aggregate principal amount of convertible senior notes due 2025 (the "2025 Notes") in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2025 Notes had a stated interest rate of 3.75%, payable semi-annually. The Company used the net proceeds from the issuance for general corporate purposes. The Company redeemed all of the remaining 2025 Notes during the 13 weeks ended April 29, 2023. See "Note Exchanges" below.

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

Early Redemption

On February 10, 2023, the Company issued a notice of optional redemption for all of its remaining outstanding 2025 Notes, notifying holders that, among other things, it had elected to exercise its right to redeem any and all of the outstanding 2025 Notes on April 17, 2023 (the "Early Redemption"). Subsequent to this notice, and prior to April 17, 2023, the 2025 Note holders redeemed a total of $8.8 million aggregate principal amount of 2025 Notes for a combined 1.1 million shares of the Company's common stock.

Following the Note Exchanges and Early Redemption, the aggregate principal amount of the 2025 Notes had been fully redeemed.

Interest expense for the 2025 Notes was $0.1 million for the 39 weeks ended October 28, 2023.

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

As of November 2, 2024, there were no outstanding borrowings, and the Company was in compliance with the terms of the Credit Agreement with $12.0 million outstanding in stand-by letters of credit. As of October 28, 2023, there were no outstanding borrowings, and the Company was in compliance with the terms of the Credit Agreement with $7.7 million outstanding in stand-by letters of credit.

Borrowings under the Credit Facility accrue interest at the election of the Company at an adjusted secured overnight financing rate ("SOFR") plus 0.10% plus an applicable margin (ranging from 1.125% to 1.375%) or an alternate base rate plus an applicable margin (ranging from 0.125% to 0.375%), with each such applicable margin being based on average borrowing availability under the Credit Facility. Interest is payable quarterly and at the end of each applicable interest period. There were no Credit Facility borrowings during the 13 and 39 weeks ended November 2, 2024. There were no Credit Facility borrowings during the 13 weeks ended October 28, 2023. The total interest expense related to the Credit Facility borrowings for the 39 weeks ended October 28, 2023 was $1.1 million.

9. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation - Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Total share-based compensation expense included in the Consolidated Statements of Operations for the 13 and 39 weeks ended November 2, 2024 was $6.0 million ($4.4 million, net of tax) and $33.4 million ($25.5 million, net of tax), respectively, and for the 13 and 39 weeks ended October 28, 2023 was $9.9 million ($7.3 million, net of tax) and $35.3 million ($25.8 million, net of tax), respectively.

Stock Option Grants

The Company grants time-based stock option awards, which vest over the requisite service period of the award or at an employee's eligible retirement date, if earlier. A summary of the Company’s stock option activity for the 39 weeks ended November 2, 2024 follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding - February 3, 2024	4,213	$16.83
Granted	525	24.37
Exercised	(414)	14.35
Cancelled	—	—
Outstanding - November 2, 2024	4,324	$17.98	3.7	$15,597
Vested and expected to vest - November 2, 2024	4,202	$17.86	3.4	$5,041
Exercisable - November 2, 2024 (1)	1,618	$12.95	3.5	$10,533
(1)
Options exercisable represent "in-the-money" vested options based upon the weighted-average exercise price of vested options compared to the Company’s stock price on November 2, 2024.

As of November 2, 2024, there was $0.8 million of unrecognized compensation expense for stock option awards that is expected to be recognized over a weighted average period of 2.1 years.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	39 Weeks Ended
	November 2,	October 28,
Black-Scholes Option Valuation Assumptions	2024	2023
Risk-free interest rate (1)	4.4%	3.4%
Dividend yield	1.9%	2.8%
Volatility factor (2)	55.4%	55.7%
Weighted-average expected term (3)	4.5 years	4.5 years

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

A summary of the Company’s restricted stock activity is presented in the following table:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	November 2, 2024		November 2, 2024
(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested - February 3, 2024	2,830	$15.83	2,023	$18.45
Granted	1,084	$24.12	484	$27.19
Vested	(1,199)	$17.50	(257)	$38.91
Cancelled	(312)	$17.07	(48)	$18.55
Non-vested - November 2, 2024	2,403	$18.58	2,202	$17.98

As of November 2, 2024, there was $30.7 million of unrecognized compensation expense related to non-vested, time-based restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.0 years. There is $5.5 million of unrecognized compensation expense related to PSU awards that is expected to be recognized over a weighted-average period of 1.9 years.

As of November 2, 2024, the Company had 11 million shares available for all equity grants.

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended November 2, 2024 was 26.1% compared to 26.9% for the 13 weeks ended October 28, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to a change in non-deductible executive compensation and international tax provisions of the Tax Cuts and Jobs Act (the "Tax Act"). The effective income tax rate for the 39 weeks ended November 2, 2024 was 23.6% compared to 27.0% for the 39 weeks ended October 28, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to excess tax benefits on share-based payments and tax audit adjustments.

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were insignificant for both the 13 weeks ended November 2, 2024 and October 28, 2023. The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Unrecognized tax benefits did not change significantly during either the 13 weeks ended November 2, 2024 or October 28, 2023. Over the next twelve months, the Company believes that it is reasonably possible that unrecognized tax benefits may decrease by approximately $14 million due to settlements, expiration of statute of limitations, or other changes in unrecognized tax benefits, which is expected to have an immaterial impact on the annual effective tax rate.

11. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies ("ASC 450"), the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. If a range of possible loss exists and no anticipated loss within the range is more likely than any other anticipated loss, the Company records the accrual at the low end of the range, in accordance with ASC 450. As the Company believes that it has provided adequate reserves, it anticipates that the ultimate outcome of any matter currently pending against the Company will not materially affect the consolidated financial position, results of operations or consolidated cash flows of the Company. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

12. Segment Reporting

In accordance with ASC 280, Segment Reporting ("ASC 280"), the Company has identified two operating segments (American Eagle brand and Aerie brand) that also represent our reportable segments and reflect the CODM's internal view of analyzing results and allocating resources. Additionally, our Todd Snyder brand, Unsubscribed brand, and Quiet Platforms have been identified as separate operating segments; however, as they do not meet the quantitative thresholds for separate disclosure, they are presented under the Other caption, as permitted by ASC 280.

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

Reportable segment information is presented in the following table:

	13 weeks ended		39 weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	Dollars in thousands
Net Revenue:
American Eagle	$831,914	$857,378	$2,384,295	$2,295,487
Aerie	410,442	393,042	1,198,741	1,132,537
Total Segment Net Revenue	$1,242,356	$1,250,420	$3,583,036	$3,428,024
Other	56,562	111,805	169,002	329,480
Intersegment Elimination	(9,824)	(61,170)	(28,019)	(174,645)
Total Net Revenue	$1,289,094	$1,301,055	$3,724,019	$3,582,859

Operating Income:
American Eagle	$147,261	$184,029	$431,542	$418,232
Aerie	88,914	75,850	219,072	188,772
Total Segment Operating Income	$236,175	$259,879	$650,614	$607,004
Other	(12,593)	(8,601)	(37,596)	(35,250)
Intersegment Elimination	—	—	—	—
General corporate expenses	(99,932)	(125,917)	(310,423)	(336,998)
Impairment, restructuring and other charges(1)	(17,561)	—	(17,561)	(21,275)
Total Operating Income	$106,089	$125,361	$285,034	$213,481

Interest (income), net	(1,246)	(2,871)	(5,414)	(1,229)
Other (income), net	(895)	(3,984)	(4,006)	(9,446)
Income before income taxes	$108,230	$132,216	$294,454	$224,156

Capital Expenditures
American Eagle	$24,036	$17,219	$60,757	$48,411
Aerie	22,503	9,499	50,119	31,576
Other	3,071	9,760	10,529	21,490
General corporate expenditures	11,112	6,478	36,263	33,438
Total Capital Expenditures	$60,722	$42,956	$157,668	$134,915

(1) Refer to Note 14, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements for additional information.

We do not allocate assets to the reportable segment level and therefore our CEO does not use segment asset information to make decisions.

Total net revenue for the American Eagle and Aerie reportable segments in the table above represents revenue attributable to each brand's merchandise, which comprises approximately 96% of total net revenue for each of the 13 and 39 weeks ended November 2, 2024 and October 28, 2023.

The following table presents summarized geographical information:

	13 Weeks Ended		39 weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	Dollars in thousands
Total net revenue:
United States	$1,099,482	$1,114,115	$3,148,086	$3,035,573
Foreign (1)	189,612	186,940	575,933	547,286
Total net revenue	$1,289,094	$1,301,055	$3,724,019	$3,582,859

(1) Amounts represent sales from American Eagle and Aerie international retail stores, e-commerce sales that are billed to and/or shipped to foreign countries and international franchise royalty revenue.

13. Assets Held for Sale

During the third quarter of Fiscal 2024, the Company entered into an agreement to sell its Hong Kong retail operations to a third party buyer. This decision supports the strategies outlined in our Powering Profitable Growth plan. This transaction closed in the fourth quarter of Fiscal 2024. Remeasuring the assets and liabilities of our Hong Kong retail operations asset group at fair value less cost to sell resulted in an impairment charge of $6.4 million, recorded in impairment, restructuring, and other charges on the Consolidated Statement of Operations during the 13 weeks ended November 2, 2024. As of November 2, 2024, the Company had $19.0 million of assets held for sale recorded in other current assets, and $15.2 of liabilities held for sale recorded in other current liabilities and accrued expenses on its Consolidated Balance Sheet related to this transaction.

14. Impairment, Restructuring and Other Charges

The following table represents impairment, restructuring and other charges recorded in the 13 and 39 weeks ended November 2, 2024.

13 and 39 Weeks Ended
November 2,
(In thousands)	2024
Corporate restructuring costs (1)	10,729
Hong Kong retail operations impairment and restructuring costs (2)	6,832
Total impairment, restructuring and other charges	$17,561

The following footnotes relate to the impairment and restructuring charges in the third quarter of Fiscal 2024:

(1)
The Company recorded restructuring costs of $10.7 million related to employee severance.
(2)
The Company recorded impairment and restructuring costs of $6.8 million related to the pending sale of its Hong Kong retail operations to a third party buyer. These costs primarily consist of impairment of $6.4 million and employee severance.

The following table represents impairment, restructuring and other charges related to Quiet Platforms. All amounts were recorded within impairment, restructuring and other charges on the Consolidated Statements of Operations during the 39 weeks ended October 28, 2023. There were no impairment, restructuring and other charges recorded for the 13 weeks ended October 28, 2023.

39 Weeks Ended
October 28,
(In thousands)	2023
Long-lived asset impairment charges	$10,759
Employee related costs	5,592
Other commercial related charges	4,924
Total impairment, restructuring and other charges(1)	$21,275

The following footnote relates to impairment, restructuring, and other charges recorded during the 39 weeks ended October 28, 2023:

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

A roll-forward of the restructuring liabilities recognized in the Consolidated Balance Sheet is as follows:

39 Weeks Ended
November 2,
(In thousands)	2024
Accrued liability as of February 3, 2024	$11,414
Add: Costs incurred, excluding non-cash charges	10,728
Less: Cash payments and adjustments	(11,375)
Accrued liability as of November 2, 2024	$10,767

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for Fiscal 2023, which can be found in Part II, Item 7 of our Fiscal 2023 Form 10-K.

In addition, the following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

Introduction

This MD&A is organized as follows:

• Executive Overview
• Key Performance Indicators
• Current Trends and Outlook
• Results of Operations
• Non-GAAP Information
• Liquidity and Capital Resources
• Critical Accounting Estimates

Recent accounting pronouncements that the Company has adopted or is currently evaluating prior to adoption, including the dates of adoption or expected dates of adoption, as applicable, and the anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included herein.

Executive Overview

We are a leading global specialty retailer offering high-quality, on-trend clothing, accessories and personal care products at affordable prices under our American Eagle® and Aerie® brands.

We have two reportable segments, American Eagle and Aerie. Our Chief Operating Decision Maker (defined as our CEO) analyzes segment results and allocates resources based on adjusted operating income (loss), which is a non-GAAP financial measure. See Note 12, Segment Reporting, of the Notes to the Consolidated Financial Statements included herein for additional information.

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

Gross Profit — Gross profit measures whether we are optimizing the profitability of our sales. Gross profit is the difference between total net revenue and cost of sales. Cost of sales consists of merchandise costs, including design, sourcing, importing, and inbound freight costs, as well as markdowns, shrinkage and certain promotional costs, Quiet Platforms' costs to service its customers and buying, occupancy and warehousing costs and services. Design costs consist of compensation, rent, depreciation, travel, supplies, and samples.

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

Operating Income — Our management views operating income as a key indicator of our performance. The key drivers of operating income are net revenue, gross profit, our ability to control selling, general and administrative ("SG&A") expenses, and our level of capital expenditures. Operating profit rate is operating profit as a percent of revenue.

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

Current Trends and Outlook

Macroeconomic Conditions and Inflation

During Fiscal 2023 and the 39 weeks ended November 2, 2024, our results were negatively impacted by macroeconomic challenges and global inflationary pressures impacting consumer spending behavior, which constrained revenue and increased margin pressure to clear through excess inventory. Given ongoing external uncertainties, we have taken additional actions to improve financial performance, including more operating efficiency initiatives, as described below under "Profit Improvement Program". For further information about the risks associated with global economic conditions and the effect of economic pressures on our business, see "Risk Factors" in Part I, Item 1A of our Fiscal 2023 Form 10-K.

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

Profit Improvement Program

We launched our profit improvement program, "Powering Profitable Growth," during Fiscal 2023, which focused on a comprehensive review of our cost structure. Early actions focused on the components of gross margin and contributed to margin expansion in Fiscal 2023. Other significant work streams have been identified, actioned and incorporated into our Fiscal 2024 plans. The results of these initiatives are expected to yield gross margin expansion, as well as SG&A and depreciation leverage, resulting in an improved operating profit rate. Through the third quarter of Fiscal 2024, we saw expansion of our gross profit rate of 60 basis points and expansion of our operating rate of 170 basis points in comparison to the 39 weeks ended October 28, 2023, primarily as a result of our initiatives.

Results of Operations

The third quarter of Fiscal 2024 showed continued progress on our "Powering Profitable Growth" plan, marked by the three strategic priorities. Compared to the third quarter of Fiscal 2023:

•
Total revenue decreased 1% to $1.289 billion from $1.301 billion, which included an approximately $45 million headwind from the shifted 2024 retail calendar. Comparable sales increased 3%.
•
Operating income decreased $19 million, or 15% year over year including approximately $20 million negative impact from the retail calendar shift. Adjusted operating income, which excludes $18 million from the impairment, restructuring, and other charges decreased $2 million to prior year.

Diluted earnings per share decreased of $0.41, or $0.48 on an adjusted basis, for the 13 weeks ended November 2, 2024 compared to $0.49 for the 13 weeks ended October 28, 2023.

The following tables show the percentage relationship to total net revenue of the listed line items included in our Consolidated Statements of Operations:

	13 Weeks Ended
	November 2, 2024		October 28, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$1,289,094	100.0%	$1,301,055	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	762,470	59.1	757,258	58.2
Gross profit	526,624	40.9	543,797	41.8
Selling, general and administrative expenses	351,380	27.3	361,992	27.8
Impairment, restructuring and other charges (1)	17,561	1.4	—	0.0
Depreciation and amortization expense	51,594	4.0	56,444	4.4
Operating income (1)	106,089	8.2	125,361	9.6
Interest (income), net	(1,246)	(0.1)	(2,871)	(0.2)
Other (income), net	(895)	(0.1)	(3,984)	(0.3)
Income before income taxes	$108,230	8.4	$132,216	10.1
Provision for income taxes	28,211	2.2	35,516	2.7
Net income (1)	$80,019	6.2%	$96,700	7.4%
(1) Refer to "Non-GAAP Information" below for non-GAAP or adjusted financial measures.

	39 Weeks Ended
	November 2, 2024		October 28, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)
Total net revenue	$3,724,019	100.0%	$3,582,859	100.0%
Cost of sales, including certain buying, occupancy and warehouse expenses	2,234,260	60.0	2,172,867	60.6
Gross profit	1,489,759	40.0	1,409,992	39.4
Selling, general and administrative expenses	1,030,186	27.7	1,006,210	28.1
Impairment, restructuring and other charges (1)	17,561	0.4	21,275	0.6
Depreciation and amortization expense	156,978	4.2	169,026	4.7
Operating income (1)	285,034	7.7	213,481	6.0
Interest (income), net	(5,414)	(0.1)	(1,229)	(0.0)
Other (income), net	(4,006)	(0.1)	(9,446)	(0.3)
Income before income taxes	$294,454	7.9	$224,156	6.3
Provision for income taxes	69,420	1.9	60,434	1.7
Net income (1)	$225,034	6.0%	$163,722	4.6%
(1) Refer to "Non-GAAP Information" below for non-GAAP or adjusted financial measures.

The following table shows our consolidated store data for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Number of stores:
Beginning of period	1,178	1,184	1,182	1,175
Opened	17	17	35	31
Closed	(9)	(2)	(31)	(7)
End of period	1,186	1,199	1,186	1,199

Total gross square feet at end of period (in '000)	7,282	7,333	7,282	7,333
International licensed/franchise stores at end of period (1)	310	301	310	301

(1)
International licensed/franchise stores are not included in the consolidated store data or the total gross square feet calculation.

As of November 2, 2024, we operated 845 AE retail stores (AE brand stores include 649 AE stand alone locations, 187 AE/Aerie side-by-side locations, four AE/OFFLINE side-by-side locations, and five AE/Aerie/OFFLINE side-by-side locations), and 317 Aerie retail stores (Aerie brand (which includes OFFLINE) stores include 239 Aerie stand alone locations, 41 OFFLINE stand alone locations, and 37 Aerie/OFFLINE side-by-side locations). Additionally, there were 19 Todd Snyder retail locations, and five Unsubscribed locations.

Comparison of the 13 weeks ended November 2, 2024 to the 13 weeks ended October 28, 2023

Total Net Revenue

Total net revenue decreased 1% to $1.289 billion for the 13 weeks ended November 2, 2024, compared to $1.301 billion last year. The shift in the retail calendar negatively impacted revenue by approximately $45 million for the 13 weeks ended November 2, 2024.

Digital revenue increased 6%, and store revenue decreased 4% compared to the 13 weeks ended October 28, 2023. The increase in digital revenue was driven by increased transactions. The decrease in store revenue was primarily attributable to the shift in the retail calendar. Total comparable sales increased by 3%, compared to a 5% increase last year.

	13 Weeks Ended				Increase/(Decrease)
	November 2, 2024		October 28, 2023
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$831,914	64.5%	$857,378	65.9%	$(25,464)	(3)%
Aerie	410,442	31.8	393,042	30.2	17,400	4
Other	56,562	4.4	111,805	8.6	(55,243)	(49)
Intersegment Eliminations	(9,824)	(0.7)	(61,170)	(4.7)	51,346	(84)
Total net revenue	$1,289,094	100.0%	$1,301,055	100.0%	$(11,961)	(1)%

American Eagle. The decrease in net revenue was primarily driven by the shift in the retail calendar. Comparable sales increased 3%, driven by increased traffic and transactions across channels.

Aerie. The increase in net revenue was primarily driven by the increase in comparable sales. Aerie comparable sales increased 5%, driven primarily by increased traffic and transactions across channels.

Other. The decrease in net revenue was primarily attributable to planned lower revenue from Quiet Platforms offset by lower intersegment eliminations of this revenue (net reduction of $5 million) due to our change in strategy for this business.

Gross Profit

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$526,624	$543,797	$(17,173)	(3)%
Gross Margin	40.9%	41.8%	-90 basis points

The 3% decrease in gross profit resulted primarily from the impact of the shifted retail calendar on revenue, as well as an $18 million increase in markdowns due to timing of promotional activity in the third quarter of Fiscal 2024. Buying, occupancy and warehousing costs were flat compared to the third quarter of Fiscal 2023.

During the 13 weeks ended November 2, 2024 and October 28, 2023, $2.5 million and $4.5 million, respectively, of share-based payment expense were included in gross profit, representing both time- and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network, as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as SG&A expenses. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$351,380	$361,992	$(10,612)	(3)%
Selling, general and administrative expenses as a percentage of net revenue	27.3%	27.8%	50 basis points

The decrease in expenses was primarily related to:

•
lower corporate compensation costs, including a $14 million reduction in performance-based incentive compensation, as well as lower services and maintenance costs; partially offset by
•
a $9 million increase in advertising.

There was $3.5 million and $5.4 million of share-based payment expense included in SG&A expenses for the 13 week periods ended November 2, 2024 and October 28, 2023, respectively, comprised of both time- and performance-based awards.

Impairment, Restructuring and Other Charges

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)
Corporate restructuring costs	$10,729	—	$10,729
Hong Kong retail operations impairment and restructuring costs	6,832	—	$6,832
Impairment, restructuring and other charges	$17,561	—	$17,561
Impairment, restructuring and other charges as a percentage of net revenue	1.4%		-140 basis points

During the 13 weeks ended November 2, 2024, we recorded $10.7 million of employee severance costs related to corporate restructuring, and $6.8 million of impairment and restructuring costs due to the pending sale of our Hong Kong retail operations. There were no impairment, restructuring, and other charges recorded during the 13 weeks ended October 28, 2023.

Depreciation and Amortization Expense

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$18,652	$19,125	$(473)	(2)%
Aerie	14,282	14,921	(639)	(4)
Other	18,660	22,398	(3,738)	(17)
Total depreciation and amortization expense	$51,594	$56,444	$(4,850)	(9)%
Total depreciation and amortization expense as a percentage of net revenue	4.0%	4.4%	40 basis points

The decrease in depreciation and amortization expense was primarily driven by prior year impairments of definite-lived tangible and intangible assets of Quiet Platforms.

Operating Income

	13 Weeks Ended				Increase/(Decrease)
	November 2, 2024		October 28, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$147,261	11.4%	$184,029	14.1%	$(36,768)	(20)%
Aerie	88,914	6.9	75,850	5.8	13,064	17
Other	(12,593)	(1.0)	(8,601)	(0.7)	(3,992)	46
General corporate expenses	(99,932)		(125,917)		25,985
Impairment, restructuring, and other charges	(17,561)		—		(17,561)
Total Operating Income	$106,089		$125,361		$(19,272)	(15)%
Total Operating Income as a percentage of net revenue	8.2%		9.6%		-140 basis points

The $19 million, or 15% decline in operating income was primarily driven by the $17 million reduction in gross profit discussed above, as well as $18 million of impairment, restructuring and other charges, partially offset by an $11 million reduction in selling, general and administrative expenses and lower depreciation and amortization expense.

American Eagle. The 20% decline was primarily the result of the 3% reduction in revenue as a result of the shifted retail calendar discussed above, as well as an $11 million increase in markdowns, leading to a $31 million, or 8%, decline in gross profit. Additionally SG&A costs increased by $6 million as a result of incremental advertising investments.

Aerie. The 17% increase was primarily the result of the 4% increase in revenue discussed above as well as a $5 million reduction in buying, occupancy, and warehousing costs, partially offset by an increase in SG&A costs of $3 million, primarily driven by store compensation.

General Corporate Expenses. The reduction in expense is primarily due to a $17 million decrease in performance-based incentives and other compensation, as well as decreased depreciation and amortization expense.

Interest (Income), Net

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Interest (income), net	$(1,246)	$(2,871)	$(1,625)	57%
Interest (income) as a percentage of net revenue	(0.1)%	(0.2)%	-10 basis points

The decrease in interest income, net was primarily attributable to a decrease in cash and investment balances outstanding.

Other (Income), Net

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(895)	$(3,984)	$(3,089)	(78)%
Other (income), net as a percentage of net revenue	(0.1)%	(0.3)%	-20 basis points

The decrease in other income, net was primarily attributable to foreign currency fluctuations.

Provision for Income Taxes

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$28,211	$35,516	$(7,305)	(21)%
Provision for income taxes as a percentage of net revenue	2.2%	2.7%	50 basis points

Effective tax rate	26.1%	26.9%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 13 weeks ended November 2, 2024 was 26.1% compared to 26.9% for the 13 weeks ended October 28, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to a change in non-deductible executive compensation and international provisions of the Tax Act.

Net Income

	13 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Net income	$80,019	$96,700	$(16,681)	(17)%
Net income as a percentage of net revenue	6.2%	7.4%	-120 basis points

Net income per share decreased to $0.41 per diluted share for the 13 weeks ended November 2, 2024, compared to $0.49 per diluted share for the 13 weeks ended October 28, 2023. The decrease in net income was attributable to the factors noted above.

Comparison of the 39 weeks ended November 2, 2024 to the 39 weeks ended October 28, 2023

Total Net Revenue

Total net revenue increased 4% to $3.724 billion for the 39 weeks ended November 2, 2024, compared to $3.583 billion last year. The shift in the retail calendar contributed approximately $26 million to revenue for the 39 weeks ended November 2, 2024. Digital revenue increased 10%, and store revenue increased 2%, driven by increased transaction volume as a result of increased traffic across channels. Total comparable sales increased by 4%, compared to a 1% increase last year.

	39 Weeks Ended				Increase/(Decrease)
	November 2, 2024		October 28, 2023
	(In thousands)	(Percentage)	(In thousands)	(Percentage)	(In thousands)	(Percentage)
American Eagle	$2,384,295	64.0%	$2,295,487	64.1%	$88,808	4%
Aerie	1,198,741	32.2	1,132,537	31.6	66,204	6
Other	169,002	4.5	329,480	9.2	(160,478)	(49)
Intersegment Eliminations	(28,019)	(0.7)	(174,645)	(4.9)	146,626	(84)
Total net revenue	$3,724,019	100.0%	$3,582,859	100.0%	$141,160	4%

American Eagle. The increase in net revenue was driven by increased transaction volume in the high single digits as a result of increased traffic across channels. American Eagle comparable sales increased 5%.

Aerie. The increase in net revenue was driven by increased transaction volume as a result of increased traffic across channels. This increase was partially offset by $9 million of incremental revenue from excess end-of-season selloffs, during the 39 weeks ended October 28, 2023, which we did not repeat this year. Aerie comparable sales increased 5%.

Other. The decrease in net revenue was primarily attributable to planned lower revenue from Quiet Platforms offset by lower intersegment eliminations of this revenue (net reduction of $17 million) due to our change in strategy for this business.

Gross Profit

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Gross Profit	$1,489,759	$1,409,992	$79,767	6%
Gross Margin	40.0%	39.4%	60 basis points

The 6% increase in gross profit was primarily driven by an increase of $99 million in merchandise margin year over year due to increased net revenue from both American Eagle and Aerie, partially offset by a $42 million increase in markdowns. Buying, occupancy and warehousing costs increased by $13 million, primarily as a result of the increase in sales volume.

However, as a percentage of net revenue, buying, occupancy, and warehousing costs improved by 40 basis points, driven by rent and digital delivery leverage.

During the 39 weeks ended November 2, 2024 and October 28, 2023, $11.6 million and $15.3 million, respectively, of share-based payment expense were included in gross profit, representing both time- and performance-based awards.

Our gross profit may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as design costs in cost of sales and others may exclude a portion of these costs from cost of sales, including them in a line item such as SG&A expenses. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a description of our accounting policy regarding cost of sales, including certain buying, occupancy and warehousing expenses.

Selling, General and Administrative Expenses

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,030,186	$1,006,210	$23,976	2%
Selling, general and administrative expenses as a percentage of net revenue	27.7%	28.1%	40 basis points

The increase in expenses was primarily related to:

•
an increase of $19 million in advertising; and
•
$16 million of incremental store compensation due to increased wage rates, partially offset by efficiencies in our store labor model.

The increase was partially offset by:

•
lower corporate compensation costs, including a $9 million reduction in performance-based incentive compensation.

There was $21.8 million and $19.9 million of share-based payment expense included in SG&A expenses for the 39 week periods ended November 2, 2024 and October 28, 2023, respectively, comprised of both time- and performance-based awards.

Impairment, Restructuring and Other Charges

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)
Quiet Platforms impairment, restructuring and other charges	—	$21,275	$(21,275)
Corporate restructuring costs	$10,729	—	$10,729
Hong Kong retail operations impairment and restructuring costs	6,832	—	$6,832
Impairment, restructuring and other charges	$17,561	$21,275	$(3,714)
Impairment, restructuring and other charges as a percentage of net revenue	0.4%	0.6%	20 basis points

During the 39 weeks ended November 2, 2024, we recorded $10.7 million of employee severance related to corporate restructuring, and $6.8 million of impairment and restructuring costs due to the pending sale of our Hong Kong retail operations. During the 39 weeks ended October 28, 2023, we recorded $21.3 million of impairment, restructuring and other charges related to Quiet Platforms. We recorded $10.8 million of impairment of supply chain technology assets due to insufficient prospective cash flows to support the asset value resulting from the restructuring of Quiet Platforms, $5.6 million of employee severance, and $4.9 million of contract-related charges.

Depreciation and Amortization Expense

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
American Eagle	$54,352	$57,155	$(2,803)	(5)%
Aerie	44,421	45,631	(1,210)	(3)
Other	58,205	66,240	(8,035)	(12)
Total depreciation and amortization expense	$156,978	$169,026	$(12,048)	(7)%
Total depreciation and amortization expense as a percentage of net revenue	4.2%	4.7%	50 basis points

The decrease in depreciation and amortization expense was primarily driven by prior year impairments of definite-lived tangible and intangible assets of Quiet Platforms.

Operating Income

	39 Weeks Ended				Increase/(Decrease)
	November 2, 2024		October 28, 2023
	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage of revenue)	(In thousands)	(Percentage)
Operating income
American Eagle	$431,542	11.6%	$418,232	11.7%	$13,310	3%
Aerie	219,072	5.9	188,772	5.3	30,300	16
Other	(37,596)	(1.0)	(35,250)	(1.0)	(2,346)	7
General corporate expenses	(310,423)		(336,998)		26,575
Impairment, restructuring, and other charges	(17,561)		(21,275)		3,714
Total Operating Income	$285,034		$213,481		$71,553	34%
Total Operating Income as a percentage of net revenue	7.7%		6.0%		170 basis points

The increase in operating income was primarily driven by higher gross profit, a reduction in impairment, restructuring, and other charges, and a reduction in depreciation and amortization, partially offset by increased SG&A expenses, all of which are explained in detail above.

American Eagle. The increase was primarily the result of the 4% increase in revenue discussed above, leading to a $27 million, or 3%, increase in gross profit driven by a $44 million increase in merchandise margin, offset by a $7 million increase in buying, occupancy, and warehousing costs from the increased sales volume. The gross profit improvement was partially offset by a $17 million increase in SG&A costs, primarily from incremental advertising and store compensation to arrive at the $13 million increase in operating income.

Aerie. The increase was primarily the result of the 6% increase in revenue discussed above, leading to a $51 million increase in gross profit driven by a $51 million increase in merchandise margin. The gross profit improvement was partially offset by a $22 million increase in SG&A expenses, primarily driven by store compensation and incremental advertising costs to arrive at the $30 million increase in operating income.

General Corporate Expenses. The reduction in expense is primarily due to a $13 million decrease in performance-based incentives and other compensation, an $8 million decrease in depreciation and amortization, and a $4 million decrease in professional services.

Interest (Income), Net

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Interest (income), net	$(5,414)	$(1,229)	$4,185	(341)%
Interest (income), as a percentage of net revenue	(0.1)%	(0.0)%	10 basis points

The increase in interest (income), net was primarily attributable to increased interest income of $3 million on deposits, no borrowings on our Credit Facility, and the elimination of convertible note interest expense on the 2025 Notes due to their Early Redemption last year.

Other (Income), Net

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Other (income), net	$(4,006)	$(9,446)	$(5,440)	(58)%
Other (income), net as a percentage of net revenue	(0.1)%	(0.3)%	-20 basis points

The decrease in other (income), net was primarily attributable to foreign currency fluctuations.

Provision for Income Taxes

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Provision for income taxes	$69,420	$60,434	$8,986	15%
Provision for income taxes as a percentage of net revenue	1.9%	1.7%	-20 basis points

Effective tax rate	23.6%	27.0%

The provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The effective income tax rate for the 39 weeks ended November 2, 2024 was 23.6% compared to 27.0% for the 39 weeks ended October 28, 2023. The change in the effective tax rate, as compared to the prior period, is primarily due to excess tax benefits on share-based payments and tax audit adjustments.

Net Income

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Net income	$225,034	$163,722	$61,312	37%
Net income as a percentage of net revenue	6.0%	4.6%	140 basis points

Net income per share increased to $1.14 per diluted share for the 39 weeks ended November 2, 2024, compared to $0.83 per diluted share, for the 39 weeks ended October 28, 2023. The increase in net income was attributable to the factors noted above.

Non-GAAP Information

The section below includes operating income and net income and net income per diluted share presented on an adjusted or non-GAAP basis, which are non-GAAP financial measures. These financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance when reviewed in conjunction with our GAAP Consolidated Financial Statements and provides a higher degree of transparency. These amounts are not determined in accordance with GAAP and, therefore, should not be used exclusively in evaluating our business and operations. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above for the 13 weeks ended November 2, 2024.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	13 Weeks Ended
	November 2, 2024
	Operating Income	Provision for Income Taxes	Net Income	Earnings per Diluted Share
GAAP Basis	$106,089	$28,211	$80,019	$0.41
% of Revenue	8.2%		6.2%

Add: Impairment, restructuring and other charges (1)	$17,561		$12,983	$0.07

Tax effect of the above (2)		$4,578

Non-GAAP Basis	$123,650	$32,789	$93,002	$0.48
% of Revenue	9.6%		7.3%

(1)Refer to Note 14, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included herein for additional information.

(2)The tax effect of excluded items is the difference between the tax provision calculated on a GAAP basis and on a non-GAAP basis.

There were no impairment, restructuring, and other charges recorded for the 13 weeks ended October 29, 2023.

For the 39 weeks ended November 2, 2024, the table below reconciles the GAAP financial measures to the non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	39 Weeks Ended
	November 2, 2024
	Operating Income	Provision for Income Taxes	Net Income	Earnings per Diluted Share
GAAP Basis	$285,034	$69,420	$225,034	$1.14
% of Revenue	7.7%		6.0%

Add: Impairment, restructuring and other charges (1)	$17,561		$12,983	$0.06

Tax effect of the above (2)		$4,578

Non-GAAP Basis	$302,595	$73,998	$238,017	$1.20
% of Revenue	8.1%		6.4%

(1)Refer to Note 14, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included herein for additional information.

(2)The tax effect of excluded items is the difference between the tax provision calculated on a GAAP basis and on a non-GAAP basis.

For the 39 weeks ended October 28, 2023, the table below reconciles the GAAP financial measures to the non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
	39 Weeks Ended
	October 28, 2023
	Operating Income	Provision for Income Taxes	Net Income	Earnings per Diluted Share
GAAP Basis	$213,481	$60,434	$163,722	$0.83
% of Revenue	6.0%		4.6%

Add: Impairment, restructuring and other charges (1)	$21,275		$15,424	$0.08

Tax effect of the above (2)		$5,851

Non-GAAP Basis	$234,756	$66,285	$179,146	$0.91
% of Revenue	6.6%		5.0%

(1)Refer to Note 14, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included herein for additional information.

(2)The tax effect of excluded items is the difference between the tax provision calculated on a GAAP basis and on a non-GAAP basis.

International Operations

We have agreements with multiple third-party operators to expand our brands internationally. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and to source products from us. International licensees' rights include the right to own and operate retail stores and may include rights to sell in wholesale markets, shop-in-shop concessions and rights to operate online marketplace businesses. As of November 2, 2024, our international licensing partners operated in 310 licensed retail stores and concessions, as well as wholesale markets, online brand sites, and online marketplaces in approximately 30 countries.

As of November 2, 2024, we had 103 Company-owned stores in Canada, 85 in Mexico, 13 in Hong Kong, and seven in Puerto Rico. Refer to Note 14, Impairment, Restructuring and Other Charges, to the Consolidated Financial Statements included herein for additional information regarding Hong Kong retail operations.

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

Historically, our uses of cash have been funded with cash flows from operations and existing cash on hand. We also maintain an asset-based revolving Credit Facility that allows us to borrow up to $700 million, which will expire in June 2027. As of November 2, 2024, there were no borrowings under the Credit Facility. Refer to Note 8, Long-Term Debt, Net, to the Consolidated Financial Statements included herein for additional information.

As of November 2, 2024, we had approximately $160.2 million in cash and cash equivalents. We expect to be able to fund our future cash requirements through current cash holdings and available liquidity.

The following sets forth certain measures of our liquidity:

November 2, 2024
Working Capital (in thousands)	485,133
Current Ratio	1.57

The following table sets forth net cash flows in operating, investing, and financing activities for the 39 weeks ended November 2, 2024 and October 28, 2023:

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)
Total cash provided by (used for):
Operating activities	$93,045	$284,343	$(191,298)
Investing activities	(66,053)	(144,261)	78,208
Financing activities	(218,008)	(68,988)	(149,020)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,883)	(363)	(2,520)
(Decrease) Increase in cash and cash equivalents	$(193,899)	$70,731	$(264,630)

Cash Flows Provided by Operating Activities

Our major source of cash from operations for both periods was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs.

Cash Flows Used for Investing Activities

Investing activities for the 39 weeks ended November 2, 2024 primarily consisted of capital expenditures of $157.7 million, partially offset by the sale of available-for-sale investments of $100.0 million.

Investing activities for the 39 weeks ended October 28, 2023 primarily consisted of capital expenditures of $134.9 million.

Cash Flows Used for Financing Activities

Cash used for financing activities for the 39 weeks ended November 2, 2024 consisted primarily of $130.9 million, including commissions and excise taxes, used for the repurchase of common stock under our publicly announced programs, and $72.6 million for cash dividends paid at a quarterly rate of $0.125 per share.

Cash used for financing activities for the 39 weeks ended October 28, 2023 consisted primarily of $59.1 million for cash dividends paid at a quarterly rate of $0.10 per share and $10.7 million for the repurchase of common stock from employees for the payment of taxes in connection with vesting of share-based payments.

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

As of November 2, 2024, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and $12.0 million outstanding in stand-by letters of credit. As of October 28, 2023, the Company was in compliance with the terms of the Credit Agreement and had no borrowings and $7.7 million outstanding in stand-by letters of credit.

Capital Expenditures for Property and Equipment

For the 39 weeks ended November 2, 2024, capital expenditures totaled $157.7 million. See below for a breakdown of expenditures:

	39 Weeks Ended		Increase/(Decrease)
	November 2, 2024	October 28, 2023
	(In thousands)		(In thousands)	(Percentage)
Store, fixture, and visual investments	$100,808	$67,713	$33,095	49%
Information technology initiatives	35,850	44,525	(8,675)	(19)
Supply chain infrastructure	11,846	19,637	(7,791)	(40)
Other home office projects	9,164	3,039	6,125	202
Capital Expenditures	$157,668	$134,914	$22,754	17%

For Fiscal 2024, we expect capital expenditures to be in the range of $225 million to $245 million related to the continued support of our expansion efforts, stores, information technology upgrades to support growth and investments in e-commerce, as well as to support and enhance our supply chain. We expect to be able to fund our capital expenditures through current cash holdings and cash generated from operations.

See below for a breakdown for stores remodeled and new stores opened in the 39 weeks ended November 2, 2024 and October 28, 2023:

	39 Weeks Ended
	November 2, 2024		October 28, 2023
	New Stores	Remodels	New Stores	Remodels
American Eagle (1)	14	38	14	11
Aerie (2)	17	—	13	3
Todd Snyder	4	—	4	—
Total stores	35	38	31	14

(1) American Eagle includes AE stand-alone stores, Aerie side-by-side stores connected to an AE brand location, AE, Aerie, and OFFLINE locations connected as one store, and OFFLINE side-by-side stores connected to an AE brand location.

(2) Aerie includes Aerie stand-alone, OFFLINE stand-alone, and OFFLINE side-by-side stores connected to an Aerie brand location.

Share Repurchases

On February 1, 2024, our Board authorized the public repurchase of 30.0 million shares under a new share repurchase program, which expires on February 3, 2029. During the 39 weeks ended November 2, 2024, there were 6.0 million shares repurchased under this authorization.

During the 39 weeks ended November 2, 2024 and October 28, 2023, we repurchased approximately 0.5 million and 0.8 million shares, respectively, from certain employees at market prices totaling $13.6 million and $10.7 million, respectively. These shares were repurchased for the payment of taxes, in connection with the vesting of share-based payments, as permitted under our equity incentive plans.

The aforementioned repurchased shares have been recorded as treasury stock.

Dividends

During the 13 weeks ended November 2, 2024, our Board declared a quarterly cash dividend of $0.125 per share on September 24, 2024, which was paid on October 30, 2024.

The Company maintains the right to defer the record and payment dates of any declared dividends, depending upon, among other factors, business performance and the macroeconomic environment. The payment of future dividends is at the discretion of our Board and is based on future earnings, cash flow, financial condition, capital requirements, changes inU.S. taxation, and other relevant factors.

Critical Accounting Estimates

Our critical accounting policies and estimates are described in Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended February 3, 2024, each contained in our Fiscal 2023 Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report. The application of our critical accounting policies and estimates may require our management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Our management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of foreign exchange rate risk primarily through our Canadian and Mexican operations where the functional currency is the Canadian dollar and Mexican peso, respectively. The impact of all other foreign currencies is currently immaterial to our consolidated financial results. An unrealized loss of $10.6 million and $33.5 million is included in accumulated other comprehensive (loss) income during the 13 and 39 weeks ended November 2, 2024, respectively. Our market risk profile as of February 3, 2024 is disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2023 Form 10-K, which is unchanged as of November 2, 2024.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of American Eagle Outfitters, Inc. ("Management"), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report, as of November 2, 2024, the Company performed an evaluation under the supervision and with the participation of our Management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Refer to Note 11, Legal Proceedings, of the Notes to the Consolidated Financial Statements included herein for additional information.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed within Part I, Item 1A of our Fiscal 2023 Form 10-K. There have been no material changes to our risk factors as disclosed in the Fiscal 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the 13 weeks ended November 2, 2024:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Programs	Under the Program
	(1)	(2)	(1)	(1) (3)
Month #1 (August 4, 2024 through August 31, 2024)	—	—	—	24,000,000
Month #2 (September 1, 2024 through October 5, 2024)	9,101	$20.94	—	24,000,000
Month #3 (October 6, 2024 through November 2, 2024)	7,987	$20.87	—	24,000,000
Total	17,088	$20.91	—	24,000,000

(1)
There were no shares repurchased as part of our publicly announced share repurchase program and an aggregate of 17,088 shares were repurchased from employees for the payment of taxes in connection with the vesting of share-based payments during the 13 weeks ended November 2, 2024.
(2)
Average price paid per share excludes any broker commissions paid.
(3)
On February 1, 2024, our Board authorized the public repurchase of 30 million shares under a share repurchase program, which expires on February 3, 2029.

ITEM 5. OTHER INFORMATION

(C) Rule 10b5-1 Trading Plans

During the fiscal quarter ended November 2, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

* Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted as inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of November 2, 2024, February 3, 2024, and October 28, 2023, (ii) Consolidated Statements of Operations for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023, (iii) Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023, and (v) Consolidated Statements of Cash Flows for the 39 weeks ended November 2, 2024 and October 28, 2023.

* Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in inline XBRL

* Filed with this report.

** Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 4, 2024

American Eagle Outfitters, Inc. (Registrant)

By:	/s/ Jay L. Schottenstein
Jay L. Schottenstein
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael A. Mathias
Michael A. Mathias
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)